Form 10-Q
period 1996-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1996-05-15
CIK 888919

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended MARCH 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from __________ to __________


Commission file number             0-20766
                      --------------------------------------------------------



      HCC INSURANCE HOLDINGS, INC.
- - - --------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)



      DELAWARE                                                     76-0336636
- - - --------------------------------------------------------------------------------
     (State or other jurisdiction of                            (IRS Employer
     incorporation or organization)                       Identification No.)



      13403 NORTHWEST FREEWAY, HOUSTON, TEXAS                     77040-6094
- - - --------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)



     (713) 690-7300
- - - --------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 6, 1996, there were 28,420,600 shares of Common Stock, $1 par value issued and outstanding after giving effect of the five for two stock split payable as a dividend to shareholders of record April 30, 1996.


The Index to Exhibits is located on page 14.

The total number of sequentially numbered pages is 16.

                       HCC INSURANCE HOLDINGS, INC.
                                  INDEX




                                                           PAGE NO.
                                                           --------

Part I.   FINANCIAL INFORMATION

  Item 1.  Condensed Consolidated Balance Sheets
            March 31, 1996 and December 31, 1995. . . . . . .  3

           Condensed Consolidated Statements of Earnings
            Three Months Ended March 31, 1996 and
            Three Months Ended March 31, 1995 . . . . . . . .  4

           Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three Months Ended March 31, 1996 and
            Year Ended December 31, 1995. . . . . . . . . . .  5

           Condensed Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1996 and
            Three Months Ended March 31, 1995 . . . . . . . .  7

           Notes to Condensed Consolidated Financial
            Statements  . . . . . . . . . . . . . . . . . . .  8

  Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations. . . . . . . . . . . . . . . . . . . . 11


Part II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .  13

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                   ----------
                      Condensed Consolidated Balance Sheets
                                   ----------


                                                  MARCH 31,      DECEMBER 31,
                                                    1996             1995
                                                -----------      ------------
                                                (UNAUDITED)
ASSETS

Investments:

  Securities available for sale:
    Fixed income securities, at market
      (cost: 1996 $232,425,000;
      1995 $231,807,000)                        $ 232,185,000   $ 234,881,000
    Marketable equity securities, at market
      (cost: 1996 $11,107,000;
      1995 $10,050,000)                            14,876,000      13,752,000
  Mortgage loans, at unpaid principal
    balance, net                                       81,000          81,000
  Real estate, net of accumulated
    depreciation and amortization
    (1996 $1,815,000; 1995 $1,780,000)              4,307,000       4,287,000
  Short-term investments, at cost,
    which approximates market                      20,744,000      37,061,000
                                                -------------    ------------

     Total investments                            272,193,000     290,062,000

Cash                                                6,864,000       3,125,000
Reinsurance recoverables                          133,129,000     103,408,000
Premium and other receivables                      90,497,000      75,275,000
Ceded unearned premium                             62,270,000      73,282,000
Deferred policy acquisition costs                  16,590,000      16,431,000
Property and equipment, net                         3,625,000       3,842,000
Deferred income tax                                 3,851,000       2,921,000
Other assets, net                                  11,980,000      11,993,000
                                                -------------    ------------

      TOTAL ASSETS                              $ 600,999,000   $ 580,339,000
                                                -------------    ------------
                                                -------------    ------------
LIABILITIES

Loss and loss adjustment expense payable        $ 183,980,000   $ 158,451,000
Reinsurance balances payable                       58,939,000      68,463,000
Unearned premium                                  117,173,000     118,732,000
Deferred ceding commissions                        14,051,000      17,497,000
Premium payable                                    10,681,000       6,514,000
Notes payable                                      16,250,000      16,250,000
Accounts payable and accrued liabilities            5,260,000       5,894,000
                                                -------------    ------------

      Total liabilities                           406,334,000     391,801,000

SHAREHOLDERS' EQUITY

Common Stock, $1 par value; 50,000,000
  shares authorized; (issued and outstanding:
  1996 28,420,600 shares and 1995 28,347,005
   shares)                                         28,421,000      28,347,000
Additional paid-in capital                        105,271,000     104,744,000
Retained earnings                                  58,681,000      51,043,000
Unrealized investment loss, net                     2,292,000       4,404,000
                                                -------------    ------------

      Total shareholders' equity                  194,665,000     188,538,000
                                                -------------    ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                  $ 600,999,000   $ 580,339,000
                                                -------------    ------------
                                                -------------    ------------



See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------


                                                  FOR THE THREE MONTHS ENDED
                                                          MARCH 31,

                                                   1996                1995
                                                  ------              ------
REVENUE

Net earned premium                            $  23,497,000       $ 18,065,000
Net investment income                             3,434,000          2,683,000
Net realized investment gain                        812,000             97,000
Fee and commission income                         1,086,000          1,048,000
                                              -------------       ------------

      Total revenue                              28,829,000         21,893,000

EXPENSE

Loss and loss adjustment expense                 13,038,000         11,276,000

Operating expense:
  Policy acquisition costs                        8,094,000          6,666,000
  Compensation expense                            1,817,000          1,813,000
  Other operating expense                         1,689,000          1,477,000
  Ceding commissions                             (6,681,000)        (5,637,000)
                                              -------------       ------------
      Net operating expense                       4,919,000          4,319,000

Interest expense                                    276,000            803,000
Currency conversion (gain) loss                     127,000           (218,000)
                                              -------------       ------------

      Total expense                              18,360,000         16,180,000
                                              -------------       ------------

      Earnings before income tax provision       10,469,000          5,713,000

Income tax provision                              2,831,000          1,423,000
                                              -------------       ------------

      NET EARNINGS                              $ 7,638,000        $ 4,290,000
                                              -------------       ------------
                                              -------------       ------------

EARNINGS PER SHARE DATA:

Earnings per share                              $      0.26        $      0.18
                                              -------------        ------------
                                              -------------        ------------

Weighted average shares outstanding              29,388,000         23,656,000
                                              -------------        ------------
                                              -------------        ------------



See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 1996 and
                      for the year ended December 31, 1995

                                   (Unaudited)

                                   ----------


                                                        ADDITIONAL                  UNREALIZED       TOTAL
                                            COMMON        PAID-IN      RETAINED     INVESTMENT   SHAREHOLDERS'
                                             STOCK        CAPITAL      EARNINGS     GAIN (LOSS)     EQUITY
                                          -----------  ------------  ------------  ------------  ------------
BALANCE AS OF DECEMBER 31, 1994           $ 9,267,000  $ 75,025,000  $ 28,770,000  $(5,301,000)  $107,761,000

58,876 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $252,000                      59,000       770,000          -            -           829,000

2,012,500 shares of Common Stock issued
  in public offering, net of costs          2,013,000    45,957,000          -            -        47,970,000

Net earnings                                     -             -       22,273,000         -        22,273,000

Unrealized investment gain on fixed income
  securities, net of deferred tax
  charge of $4,293,000                           -             -             -       7,973,000      7,973,000

Unrealized investment gain on marketable
  equity securities, net of deferred tax
  charge of $934,000                             -             -             -       1,732,000      1,732,000

17,008,203 shares of Common Stock issued
  for 150% stock dividend (see Note 1)     17,008,000   (17,008,000)         -            -              -
                                         ------------  ------------  ------------  -----------   ------------
    BALANCE AS OF DECEMBER 31, 1995      $ 28,347,000  $104,744,000  $ 51,043,000  $ 4,404,000   $188,538,000


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 1996 and
                      for the year ended December 31, 1995

                                   (Unaudited)

                                   (continued)

                                   ----------


                                                         ADDITIONAL                  UNREALIZED       TOTAL
                                            COMMON         PAID-IN      RETAINED     INVESTMENT   SHAREHOLDERS'
                                             STOCK         CAPITAL      EARNINGS     GAIN (LOSS)     EQUITY
                                          ------------  ------------  ------------   ------------  ------------
BALANCE AS OF DECEMBER 31, 1995           $ 28,347,000  $104,744,000  $ 51,043,000   $ 4,404,000   $188,538,000

73,595 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $306,000                       74,000       527,000          -             -           601,000

Net earnings                                       -            -        7,638,000          -         7,638,000

Unrealized investment loss on fixed income
  securities, net of deferred tax
  benefit of $1,158,000                            -            -             -       (2,155,000)    (2,155,000)

Unrealized investment gain on marketable
  equity securities, net of deferred tax
  charge of $24,000                                -            -             -           43,000         43,000
                                          ------------  ------------  ------------  ------------   ------------
    BALANCE AS OF MARCH 31, 1996          $ 28,421,000  $105,271,000  $ 58,681,000  $  2,292,000   $194,665,000
                                          ------------  ------------  ------------  ------------   ------------
                                          ------------  ------------  ------------  ------------   ------------


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                   ----------


                                                     FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Cash flows from operating activities:

  Net earnings                                       $  7,638,000  $  4,290,000

  Adjustments to reconcile net earnings to net cash provided by operating activities:

    Change in reinsurance recoverables                (29,721,000)   (1,825,000)
    Change in premium and other receivables           (15,222,000)   (9,474,000)
    Change in ceded unearned premium                   11,012,000     8,902,000
    Change in loss and loss adjustment expense payable 25,529,000     3,888,000
    Change in reinsurance balances payable             (9,524,000)   (5,433,000)
    Change in unearned premium                         (1,559,000)    6,337,000
    Change in premium payable                           4,167,000     6,665,000
    Depreciation and amortization expense                 337,000       267,000
    Other, net                                         (4,725,000)   (1,540,000)
                                                     ------------  ------------
      Cash provided (used) by operating activities    (12,068,000)   12,077,000

Cash flows from investing activities:

  Sales of fixed income securities                      3,465,000           -
  Maturity or call of fixed income securities           3,720,000       353,000
  Sales of equity securities                            3,074,000     2,962,000
  Cost of investments acquired                        (11,302,000)  (11,920,000)
  Other, net                                              (68,000)     (508,000)
                                                     ------------  ------------
      Cash used by investing activities                (1,111,000)   (9,113,000)

Cash flows from financing activities:

  Payments on notes payable                                  -       (2,250,000)
  Sale of Common Stock                                    601,000       557,000
                                                     ------------  ------------
      Cash provided (used) by financing activities        601,000    (1,693,000)
                                                     ------------  ------------
      Net increase (decrease) in cash and
        short-term investments                        (12,578,000)    1,271,000

      Cash and short-term investments at
        beginning of period                            40,186,000    24,827,000
                                                     ------------  ------------
      CASH AND SHORT-TERM INVESTMENTS
        AT END OF PERIOD                            $  27,608,000 $  26,098,000
                                                     ------------  ------------
                                                     ------------  ------------
Supplemental cash flow information:

  Interest paid                                     $     266,000 $     693,000
                                                     ------------  ------------
                                                     ------------  ------------
  Income tax paid                                   $   1,253,000 $     300,000
                                                     ------------  ------------
                                                     ------------  ------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)





(1) GENERAL INFORMATION

   HCC Insurance Holdings, Inc. ("the Company") and its subsidiaries (collectively, "the Companies") include domestic and foreign property and casualty insurance companies and managing general agents, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property and casualty insurance to commercial customers, underwritten on both a direct and reinsurance basis, and, to a lesser extent, insurance agency services.

   BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and notes related thereto. The condensed consolidated balance sheet as of December 31, 1995, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

   INCOME TAX

   For the three months ended March 31, 1996 and 1995, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Companies' effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income.

   EARNINGS PER SHARE

   Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options. There is no difference between primary and fully diluted earnings per share.

   STOCK SPLIT

   In April, 1996, the Board of Directors declared a five for two stock split in the form of a 150% stock dividend on the Company's $1.00 par value Common Stock, payable to shareholders of record April 30, 1996. The par value of the Company's Common Stock remains unchanged. As of March 31, 1996, the $17.1 million par value of additional shares to be issued was transferred from additional paid-in capital to Common Stock. All per share and weighted average shares outstanding data presented in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the effects of the split. The issued and outstanding shares presented in the condensed consolidated balance sheet as of December 31, 1995, have also been adjusted to reflect the effects of the split.

   RECLASSIFICATIONS

   Certain amounts in the 1995 condensed consolidated financial statements have been reclassified to conform to the 1996 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2) REINSURANCE

   In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to unrelated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. In addition, certain of the insurance company subsidiaries' business was assumed from other unrelated insurance and reinsurance companies. The following table represents the approximate effect of such reinsurance transactions on net premium and loss and loss adjustment expense:




                                                                  LOSS AND LOSS
                                     WRITTEN         PREMIUM        ADJUSTMENT
                                     PREMIUM         EARNED          EXPENSE
                                  -------------   -------------   ------------
   For the three months ended March 31, 1996:

   Direct business                $  14,300,000   $  25,803,000   $ 16,925,000
   Reinsurance assumed               40,969,000      31,224,000     38,692,000
   Reinsurance ceded                (22,518,000)    (33,530,000)   (42,579,000)
                                  -------------   -------------   ------------
      NET AMOUNTS                 $  32,751,000   $  23,497,000   $ 13,038,000
                                  -------------   -------------   ------------
                                  -------------   -------------   ------------

   For the three months ended March 31, 1995:

   Direct business                $  18,855,000   $  20,935,000   $ 16,437,000
   Reinsurance assumed               32,754,000      24,537,000     13,913,000
   Reinsurance ceded                (18,505,000)    (27,407,000)   (19,074,000)
                                  -------------   -------------   ------------
      NET AMOUNTS                 $  33,104,000   $  18,065,000   $ 11,276,000
                                  -------------   -------------   ------------
                                  -------------   -------------   ------------

   Substantially all of the reinsurance assumed in the three months ended March 31, 1996 and 1995, respectively, was underwritten directly by the Companies but issued by other companies in order to satisfy local licensing or other requirements, predominantly on non-U.S.A. business.

   The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                     MARCH 31,     DECEMBER 31,
                                                       1996           1995
                                                  -------------   -------------
   Reinsurance recoverable on paid losses         $  22,099,000   $  13,678,000
   Reinsurance recoverable on outstanding losses    106,569,000      83,847,000
   Reinsurance recoverable on IBNR                    7,061,000       8,278,000
   Reserve for uncollectible reinsurance             (2,600,000)     (2,395,000)
                                                  -------------   -------------
      Total reinsurance recoverables              $ 133,129,000   $ 103,408,000
                                                  -------------   -------------
                                                  -------------   -------------

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)




(2) REINSURANCE, CONTINUED

   The Companies require reinsurers not authorized by the Texas Department of Insurance to collateralize their reinsurance obligations to the Companies with letters of credit or cash deposits. At March 31, 1996, the Companies held letters of credit and cash deposits in the amounts of $66.8 million and $16.0 million, respectively, to collateralize certain reinsurance balances. The Companies have established a reserve of $2.6 million as of March 31, 1996, to reduce the effects of any recoverable problems. In order to minimize their exposure to reinsurance credit risk, the Companies evaluate the financial condition of the reinsurers and place their reinsurance with a diverse group of financially sound companies.

(3) PENDING ACQUISITION

   On January 8, 1996, the Company announced that it had reached an agreement in principle to acquire all of the outstanding shares of common stock of LDG Management Company Incorporated and affiliated companies ("LDG") in exchange for 6,250,000 shares of the Company's Common Stock. This business combination will be accounted for as a pooling of interests. The principal shareholder of LDG is a director of the Company. A definitive Agreement and Plan of Reorganization was executed effective as of February 22, 1996.

   The agreement is subject to approval by the shareholders of both companies, regulatory approval and other conditions to closing. The Company intends to issue 6,250,000 shares of its Common Stock provided that the average trading price of the Common Stock is at least $14.40 per share. If the average trading price is less than $14.40 per share, the shareholders of LDG shall be entitled to receive the number of shares of the Company's Common Stock equal to the quotient of $90,000,000 divided by the average trading price of the Company's Common Stock over a measuring period prior to the business combination. If the average trading price of the Company's Common Stock is less than $13.20 per share, each of LDG and the Company have the right to terminate the agreement.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

QUARTER ENDED MARCH 31, 1996 VERSUS QUARTER ENDED MARCH 31, 1995.

Gross written premium increased 7% to $55.3 million for the first quarter of 1996 from $51.6 million for the same period in 1995. This is slower growth than previously reported due in part to the planned reduction in offshore energy business as a result of reckless competition driving rates below an acceptable level and the softening of marine rates. However, on the positive side, property and aviation, which is still the Company's fastest growing line, both continue to grow profitably. Net written premium for the first quarter of 1996 decreased 1% to $32.8 million from $33.1 million for the same period in 1995, however, the first quarter 1995 was inflated by the initial impact of the reduction in the amount of non-catastrophe proportional reinsurance purchased by the Company. Net earned premium increased 30% to $23.5 million for the first quarter of 1996 from $18.1 million for the same period in 1995, with much of the growth coming from aviation, where substantially more premium is retained by the Company due to the lack of catastrophe exposure in the business written.

Fee and commission income increased 4% to $1.1 million for the first quarter of 1996 compared to $1.0 million for the same period in 1995. The Company expects fee and commission income to increase substantially during the remainder of 1996 due to the effects of the pending LDG merger as well as the probability of large new and renewal individual commission items. Net investment income increased 28% to $3.4 million for the first quarter of 1996 compared to $2.7 million for the same period in 1995 reflecting a higher level of investment assets.

Net realized investment gains from sales of equity securities were $917,000 during the first quarter of 1996 compared to gains of $100,000 for the same period in 1995. Net realized investment losses from disposition of fixed income securities were $105,000 during the first quarter of 1996 compared to losses of $3,000 for the same period in 1995.

Loss and LAE increased $1.8 million or 16% during the first quarter of 1996, to $13.0 million, reflecting the overall increase in business, however the Company's GAAP loss ratio decreased to 55.5% from 62.4%.

Other operating expense increased 14% to $1.7 million for the first quarter of 1996. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $72,000 for the first quarters of both 1996 and 1995 and is included in other operating expense.

Interest expense decreased 66% to $276,000 during the first quarter of 1996 from $803,000 due to the reduced level of indebtedness as a portion of the proceeds of the June, 1995 public offering of Common Stock was used to retire debt. During the first quarter of 1996, currency conversion losses amounted to $127,000 compared to gains of $218,000 for the same period in 1995.

Net earnings increased 78% to $7.6 million for the first quarter of 1996 from $4.3 million for the same period in 1995. This increase was principally a result of higher underwriting profit, higher investment income and increased net realized investment gains.

Earnings per share increased 44% to $0.26 for the first quarter of 1996 from $0.18 for the first quarter of 1995. This reflects a 78% increase in net earnings partially offset by a 24% increase in weighted average shares outstanding as a result of the 1995 public offering of Common Stock.

The Company's insurance company subsidiaries' statutory combined ratio was 79.8% for the first quarter of 1996, as compared to 81.8% for the same period in 1995. The Company's combined ratio remains under 100%, significantly better than the industry average.

The Company's book value per share was $6.85 as of March 31, 1996, up from $6.65 as of December 31, 1995. Earnings added $0.27 per share to book value during the first quarter of 1996, while the unrealized loss incurred during the quarter on the investment portfolio, which is entirely marked-to-market, amounted to $2.1 million, net of tax, or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio decreased $14.1 million or 5% since December 31, 1995, and totalled $279.1 million as of March 31, 1996, of which $27.6 million was cash and short-term investments. This decrease was as a result of unusually large claim payments during the first quarter of 1996 in advance of the collection of the related reinsurance recoverables and in addition, substantial payments for reinsurance protections purchased during the first quarter of 1996. The Company expects cash and investments to increase during the remainder of 1996. Total assets increased to $601.0 million as of March 31, 1996, from $580.3 million as of December 31, 1995.

FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, CHANGING REGULATIONS IN FOREIGN COUNTRIES, AS WELL AS GENERAL MARKET CONDITIONS, COMPETITION AND PRICING. PLEASE REFER TO THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY WITHOUT CHARGE, FOR FURTHER INFORMATION.

                           Part II - Other Information




Item 1.     LEGAL PROCEEDINGS:

            There are no material pending legal proceedings to which the registrant is a party or of which any of the property of the registrant is the subject, except for claims arising in the ordinary course of business of its wholly owned insurance company subsidiaries, none of which are considered material.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K:

            (a)  Exhibits:
                 The exhibits listed on the accompany Index to Exhibits on page 14 are filed as part of this report.

            (b)  Reports on Form 8-K:
                 On January 8, 1996, the Registrant filed a report on Form 8-K reporting the agreement in principle to acquire all of the outstanding shares of Common Stock of LDG Management Company Incorporated and affiliated companies.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     HCC Insurance Holdings, Inc.
                                     --------------------------------------
                                                (Registrant)


 May 14, 1996                        s/s  Frank J. Bramanti
- - - -------------------                  ---------------------------------------
   (Date)                            Frank J. Bramanti, Executive Vice President
                                              and Chief Financial Officer

                                INDEX TO EXHIBITS


11   -  Statement Regarding Computation of Earnings Per Share.

27   -  EDGAR Financial Statement Schedule