Form 10-Q
period 1996-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1996-08-14
CIK 888919

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended JUNE 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from __________ to __________


                          Commission file number 0-20766




                          HCC Insurance Holdings, Inc.
            (Exact name of registrant as specified in its charter)



          Delaware                                      76-0336636
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                     Identification No.)



      13403 Northwest Freeway, Houston, Texas            77040-6094
     (Address of principal executive offices)            (Zip Code)



                               (713) 690-7300
           (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 9, 1996, there were 34,679,057 shares of Common Stock, $1 par value issued and outstanding.


The Index to Exhibits is located on page 19.

The total number of sequentially numbered pages is 22.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX




                                                                     PAGE NO.
                                                                     --------

Part I.   FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets
               June 30, 1996 and December 31, 1995 ..................    3

             Condensed Consolidated Statements of Earnings
               Six Months Ended June 30, 1996 and
               Six Months Ended June 30, 1995 .......................    4

             Condensed Consolidated Statements of Earnings
               Three Months Ended June 30, 1996 and
               Three Months Ended June 30, 1995 .....................    5

             Condensed Consolidated Statements of Changes in
                Shareholders' Equity
               Six Months Ended June 30, 1996 and
               Year Ended December 31, 1995 .........................    6

             Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1996 and
               Six Months Ended June 30, 1995 .......................    8

             Notes to Condensed Consolidated Financial Statements ...    9

     Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ...........................................   13


Part II.  OTHER INFORMATION .........................................   17

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                   ----------
                      Condensed Consolidated Balance Sheets
                                   ----------

                                                       June 30,    December 31,
                                                         1996          1995
                                                      -----------  ------------
                                                       (Unaudited)
ASSETS

Investments:

  Securities available for sale:
    Fixed income securities, at market
      (cost: 1996 $234,888,000;
      1995 $231,807,000)                           $ 232,359,000  $ 234,881,000
    Marketable equity securities, at market
      (cost: 1996 $ 9,153,000;
      1995 $10,097,000)                               12,287,000     13,812,000
  Mortgage loans, at unpaid principal
    balance, net                                             -           81,000
  Real estate, net of accumulated
    depreciation and amortization
    (1996 $1,778,000; 1995 $1,780,000)                  4,286,000     4,287,000
  Short-term investments, at cost,
    which approximates market                          66,652,000    56,513,000
                                                     ------------  ------------
     Total investments                                315,584,000   309,574,000
Cash                                                    5,214,000     3,574,000
Restricted cash and short-term investments             35,321,000    23,495,000
Reinsurance recoverables                              120,823,000   103,408,000
Premium, claims and other receivables                 141,067,000   133,257,000
Ceded unearned premium                                 72,434,000    73,282,000
Deferred policy acquisition costs                      17,607,000    16,431,000
Property and equipment, net                             4,871,000     5,153,000
Deferred income tax                                    14,247,000     2,921,000
Other assets, net                                      12,987,000    13,454,000
                                                     ------------  ------------

      TOTAL ASSETS                                  $ 740,155,000  $684,549,000
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES

Loss and loss adjustment expense payable            $ 174,008,000  $158,451,000
Reinsurance balances payable                           59,629,000    68,463,000
Unearned premium                                      126,942,000   118,732,000
Deferred ceding commissions                            16,914,000    17,497,000
Premium and claims payable                            117,908,000    98,995,000
Notes payable                                          16,538,000    16,661,000
Accounts payable and accrued liabilities               10,598,000    10,291,000
                                                     ------------  ------------

      Total liabilities                               522,537,000   489,090,000

SHAREHOLDERS' EQUITY

Common Stock, $1 par value; 100,000,000
  shares authorized; (issued and outstanding:
  1996 34,674,232 shares and 1995 13,838,802 shares)  34,674,000     13,839,000
Additional paid-in capital                           130,450,000    123,257,000
Retained earnings                                     52,099,000     53,950,000
Unrealized investment gain, net                          393,000      4,417,000
Foreign currency translation adjustment                    2,000         (4,000)
                                                     ------------  ------------

      Total shareholders' equity                     217,618,000    195,459,000
                                                     ------------  ------------

      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                       $740,155,000  $684,549,000
                                                     ------------  ------------
                                                     ------------  ------------
See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                   ----------
                 Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------



                                                   For the six months ended
                                                           June 30,
                                                     1996           1995
                                                  -----------    -----------

REVENUE

Net earned premium                               $  45,956,000   $38,597,000
Fee and commission income                           20,053,000    15,590,000
Net investment income                                7,254,000     6,024,000
Net realized investment gain                         1,997,000       463,000
                                                   -----------   -----------

      Total revenue                                 75,260,000    60,674,000

EXPENSE

Loss and loss adjustment expense                    26,366,000    24,504,000

Operating expense:
  Policy acquisition costs                          16,451,000    13,740,000
  Compensation expense                              10,538,000    13,080,000
  Other operating expense                            6,472,000     6,027,000
  Ceding commissions                               (14,100,000)  (12,003,000)
                                                   -----------   -----------

      Net operating expense                         19,361,000    20,844,000

Compensatory stock grant and
  merger related expenses                           26,160,000           -
Interest expense                                       577,000     1,652,000
Currency conversion (gain) loss                        171,000       (94,000)
                                                   -----------   -----------

      Total expense                                 72,635,000    46,906,000
                                                   -----------   -----------

      Earnings before income tax provision           2,625,000    13,768,000

Income tax provision (benefit)                      (2,779,000)    3,414,000
                                                  ------------  ------------

      NET EARNINGS                                $  5,404,000  $ 10,354,000
                                                  ------------  ------------
                                                  ------------  ------------

EARNINGS PER SHARE DATA:

Earnings per share                                $       0.15          0.34
                                                  ------------  ------------
                                                  ------------  ------------

Weighted average shares outstanding                 35,718,000    30,211,000
                                                  ------------  ------------
                                                  ------------  ------------

PROFORMA INFORMATION (SEE NOTE 3):

Net earnings                                      $ 19,711,000  $ 12,216,000
                                                  ------------  ------------
                                                  ------------  ------------

Earnings per share                                $       0.55  $       0.40
                                                  ------------  ------------
                                                  ------------  ------------
See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------


                                     For the three months ended
                                              June 30,

                                      1996               1995
                                 -------------       ------------

REVENUE

Net earned premium               $  22,459,000       $ 20,532,000
Fee and commission income           10,536,000          8,182,000
Net investment income                3,588,000          3,105,000
Net realized investment gain         1,185,000            367,000
                                 -------------       ------------

      Total revenue                 37,768,000         32,186,000

EXPENSE

Loss and loss adjustment
 expense                            12,128,000         13,227,000


Operating expense:
  Policy acquisition costs           8,357,000          7,074,000
  Compensation expense               5,672,000          6,299,000
  Other operating expense            3,376,000          3,037,000
  Ceding commissions                (7,419,000)        (6,365,000)
                                 -------------       ------------
      Net operating expense          9,986,000         10,045,000

Compensatory stock grant and
  merger related expenses           24,984,000              -
Interest expense                       288,000            836,000
Currency conversion loss                44,000            124,000
                                 -------------       ------------

      Total expense                 47,430,000         24,232,000
                                 -------------       ------------

      Earnings (loss) before
       income tax provision         (9,662,000)         7,954,000

Income tax provision (benefit)      (5,602,000)         1,987,000
                                 -------------       ------------

      NET EARNINGS (LOSS)         $ (4,060,000)      $  5,967,000
                                 -------------       ------------
                                 -------------       ------------

EARNINGS PER SHARE DATA:

Earnings (loss) per share         $      (0.11)      $       0.20
                                 -------------       ------------
                                 -------------       ------------

Weighted average shares
 outstanding                        35,785,000         30,506,000
                                 -------------       ------------
                                 -------------       ------------


PROFORMA INFORMATION (SEE NOTE 3):

Net earnings                      $ 10,311,000       $  6,582,000
                                 -------------       ------------
                                 -------------       ------------

Earnings per share                $       0.29       $       0.22
                                 -------------       ------------
                                 -------------       ------------




See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 1996 and
                      for the year ended December 31, 1995

                                   (Unaudited)

                                   ----------



                                                                                                  Foreign
                                                        Additional                 Unrealized     currency        Total
                                            Common        paid-in     Retained     investment    translation   shareholders'
                                            Stock        capital      earnings     gain (loss)   adjustment       equity
                                         -----------  ------------  -----------   -----------   ----------     ------------
BALANCE AS OF DECEMBER 31, 1994          $11,767,000   $76,480,000  $31,442,000   $(5,301,000)  $  (14,000)    $114,374,000

58,876 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $252,000                     59,000       770,000        -             -              -            829,000

2,012,500 shares of Common Stock issued
  in public offering, net of costs         2,013,000    45,957,000        -             -              -         47,970,000

Capital contribution to LDG
  prior to acquisition                          -           50,000        -             -              -             50,000

Net earnings                                    -             -      24,337,000         -              -         24,337,000

Cash dividends to shareholders of
  LDG prior to acquisition                      -             -      (1,829,000)        -              -         (1,829,000)

Unrealized investment gain on fixed income
  securities, net of deferred tax
  charge of $4,293,000                          -             -           -         7,973,000          -          7,973,000

Unrealized investment gain on marketable
  equity securities, net of deferred tax
  charge of $934,000                             -            -           -         1,745,000          -          1,745,000

Other                                            -            -           -              -          10,000           10,000
                                         -----------  ------------  -----------   -----------   ----------     ------------

    BALANCE AS OF DECEMBER 31, 1995      $13,839,000  $123,257,000  $53,950,000   $ 4,417,000   $   (4,000)    $195,459,000


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 1996 and
                      for the year ended December 31, 1995

                                   (Unaudited)

                                   (continued)

                                   ----------


                                                                                                  Foreign
                                                        Additional                 Unrealized     currency        Total
                                            Common        paid-in     Retained     investment    translation   shareholders'
                                            Stock        capital      earnings     gain (loss)   adjustment       equity
                                         -----------  ------------  -----------   -----------   ----------     ------------
BALANCE AS OF DECEMBER 31, 1995          $ 13,839,000  $123,257,000  $53,950,000  $ 4,417,000   $   (4,000)    $195,459,000

20,758,172 shares of Common Stock issued
  for 150% stock dividend (see Note 1)     20,758,000   (20,758,000)      -             -            -              -

77,258 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $ 306,000                     77,000       538,000       -             -            -              615,000

Net earnings                                    -            -         5,404,000        -            -            5,404,000

Compensatory grant of LDG stock
  prior to acquisition                          -        23,682,000       -             -            -           23,682,000

Cash dividends to shareholders of
  LDG prior to acquisition                      -            -        (3,683,000)       -            -           (3,683,000)

Capitalize undistributed earnings of LDG
  upon conversion from S Corporation            -         3,572,000   (3,572,000)       -            -                -

Unrealized investment loss on fixed income
  securities, net of deferred tax
  benefit of $1,961,000                         -              -           -       (3,642,000)       -           (3,642,000)

Unrealized investment loss on marketable
  equity securities, net of deferred tax
  benefit of $199,000                           -              -           -         (382,000)       -             (382,000)

  Other                                         -           159,000        -             -         6,000            165,000
                                          -----------  ------------  -----------   ------------  -------       ------------

    BALANCE AS OF JUNE 30, 1996           $34,674,000  $130,450,000  $52,099,000   $  393,000    $ 2,000       $217,618,000
                                          -----------  ------------  -----------   ------------  -------       ------------
                                          -----------  ------------  -----------   ------------  -------       ------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                   ----------

                                                      For the six months ended
                                                               June 30,
                                                       1996              1995
                                                  -------------   -------------
Cash flows from operating activities:
  Net earnings                                    $   5,404,000   $  10,354,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Change in reinsurance recoverables              (17,415,000)     (5,103,000)
    Change in premium, claims and other receivables  (7,810,000)      1,350,000
    Change in ceded unearned premium                    848,000       3,274,000
    Change in Deferred income tax, net of tax
      effect of unrealized gain or loss              (9,166,000)       (735,000)
    Change in loss and loss adjustment
      expense payable                                15,557,000      20,761,000
    Change in reinsurance balances payable           (8,834,000)    (11,913,000)
    Change in unearned premium                        8,210,000      14,312,000
    Change in premium and claims payable,
      net of restricted cash                          7,087,000      (4,039,000)
    Net realized investment gain                     (1,997,000)       (463,000)
    Noncash compensation expense                     23,841,000             -
    Depreciation and amortization expense               938,000         761,000
    Other, net                                         (762,000)      2,113,000
                                                  -------------   -------------
     Cash provided by operating activities           15,901,000      30,672,000
Cash flows from investing activities:
  Sales of fixed income securities                    3,465,000            -
  Maturity or call of fixed income securities         3,720,000         953,000
  Sales of equity securities                          6,870,000       5,318,000
  Cost of investments acquired                      (14,557,000)    (14,718,000)
  Other, net                                           (429,000)     (1,180,000)
                                                  -------------   -------------
     Cash used by investing activities                 (931,000)     (9,627,000)
Cash flows from financing activities:
  Payments on notes payable                            (123,000)    (21,624,000)
  Sale of Common Stock                                  615,000      42,290,000
  Dividends to shareholders of LDG                   (3,683,000)     (1,511,000)
                                                  -------------   -------------
     Cash provided (used) by financing activities    (3,191,000)     19,155,000
                                                  -------------   -------------
     Net increase in cash and short-term
       investments                                   11,779,000      40,200,000
     Cash and short-term investments at
       beginning of period                           60,087,000      49,082,000
                                                  -------------   -------------
     CASH AND SHORT-TERM INVESTMENTS
       AT END OF PERIOD                           $  71,866,000   $  89,282,000
                                                  -------------   -------------
                                                  -------------   -------------
Supplemental cash flow information:
  Interest paid                                   $     549,000   $   1,480,000
                                                  -------------   -------------
                                                  -------------   -------------
  Income tax paid                                 $   6,285,000   $   3,560,000
                                                  -------------   -------------
                                                  -------------   -------------
See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)



(1) GENERAL INFORMATION

    HCC Insurance Holdings, Inc. ("the Company" or "HCCH") and its subsidiaries (collectively, "the Companies") include domestic and foreign property and casualty insurance companies and managing general agents, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property and casualty insurance to commercial customers, underwritten on both a direct and reinsurance basis, and insurance agency services, particularly in commercial accident and health coverages.

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG Management Company Incorporated and affiliated companies ("LDG"). This business combination has been accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of LDG for all periods prior to the merger.

    BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and notes related thereto. The condensed consolidated balance sheet as of December 31, 1995, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, of HCCH and LDG as separate entities prior to the merger, but do not include all disclosures required by generally accepted accounting principles.

    INCOME TAX

    For the Companies other than LDG, the income tax provision for the six months ended June 30, 1996 and 1995, has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between these Companies' effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income.

    LDG had been an S Corporation prior to its reorganization and merger with the Company. Federal income tax expense was not provided for on LDG's earnings during the period it was an S Corporation. A deferred tax benefit has been recorded on LDG's pre-tax loss for the time period after the S Corporation election was terminated. LDG will be included in the Company's consolidated Federal income tax return and subject to U.S. Federal income taxes beginning May 24, 1996.

    STOCK SPLIT

    In April, 1996, the Board of Directors declared a five for two stock split in the form of a 150% stock dividend on the Company's $1.00 par value Common Stock, payable to shareholders of record April 30, 1996. The par value of the Company's Common Stock remains unchanged. As of March 31, 1996, the $20.8 million par value of additional shares to be issued was transferred from additional paid-in capital to Common Stock.

                      HCC Insurance Holdings, Inc. and Subsidiaries

                                       ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(1) GENERAL INFORMATION, CONTINUED

    EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options. There is no difference between primary and fully diluted earnings per share. All per share and weighted average shares outstanding data presented in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the effects of the split and the shares issued with the acquisition of LDG.

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


                                                             Loss and Loss
                                  Written        Premium       Adjustment
                                  Premium        Earned         Expense
                               -------------  ------------  --------------
     For the six months ended June 30, 1996:

     Direct business          $  46,518,000  $  51,812,000  $ 28,921,000
     Reinsurance assumed         76,518,000     63,146,000    51,271,000
     Reinsurance ceded          (68,155,000)   (69,002,000)  (53,826,000)
                              -------------  -------------  ------------
          NET AMOUNTS         $  54,881,000  $  45,956,000  $ 26,366,000
                              -------------  -------------  ------------
                              -------------  -------------  ------------
     For the six months ended June 30, 1995:

     Direct business          $  45,949,000  $  45,063,000  $ 34,820,000
     Reinsurance assumed         64,025,000     50,685,000    37,700,000
     Reinsurance ceded          (53,876,000)   (57,151,000)  (48,016,000)
                              -------------  -------------  ------------
          NET AMOUNTS         $  56,098,000  $  38,597,000  $ 24,504,000
                              -------------  -------------  ------------
                              -------------  -------------  ------------

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)



(2) REINSURANCE, CONTINUED

    Substantially all of the reinsurance assumed in the six months ended June 30, 1996 and 1995, respectively, was underwritten directly by the Companies but issued by other companies in order to satisfy local licensing or other requirements, predominantly on non-U.S.A. business.

    The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                     June 30,      December 31,
                                                       1996            1995
                                                  -------------   -------------
     Reinsurance recoverable on paid losses       $  24,256,000   $  13,678,000
     Reinsurance recoverable on outstanding losses   92,790,000      83,847,000
     Reinsurance recoverable on IBNR                  6,632,000       8,278,000
     Reserve for uncollectible reinsurance           (2,855,000)     (2,395,000)
                                                  -------------   -------------
          TOTAL REINSURANCE RECOVERABLES          $ 120,823,000   $ 103,408,000
                                                  -------------   -------------
                                                  -------------   -------------

    The Companies require reinsurers not authorized by the Texas Department of Insurance to collateralize their reinsurance obligations to the Companies with letters of credit or cash deposits. At June 30, 1996, the Companies held letters of credit and cash deposits in the amounts of $64.2 million and $14.5 million, respectively, to collateralize certain reinsurance balances. The Companies have established a reserve of $2.9 million as of June 30, 1996, to reduce the effects of any recoverable problems. In order to minimize their exposure to reinsurance credit risk, the Companies evaluate the financial condition of the reinsurers and place their reinsurance with a diverse group of financially sound companies.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3) ACQUISITION OF LDG MANAGEMENT COMPANY INCORPORATED

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG. This business combination has been accounted for as a pooling of interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of LDG for all periods prior to the merger.

    The condensed consolidated financial statements include adjustments made to conform LDG's accounting policies for fee and commission income to that of HCCH. HCCH's policy is to recognize fee and commission income on the revenue recognition date (the later of the effective date of the policy, the date when premium can be reasonably estimated, or the date when substantially all required services relating to the placement have been rendered to the client), and subsequent policy adjustments and contingent profit commissions are recognized when events occur and amounts are known or can be reasonably estimated. LDG previously recognized fee and commission income on the later of the effective date or the reporting date, subsequent adjustments were recognized when they became due, and contingent profit commission was recognized when received. This had no material effect on LDG's net income for the six months ended June 30, 1995.

    Separate total revenue and net earnings (loss) amounts of the merged entities are presented for the periods prior to the merger in the following table:

                               For the five       For the six
                               months ended       months ended
                               May 31, 1996       June 30, 1995
                              -------------       -------------
     HCCH                     $  48,771,000       $  46,661,000
     LDG                         12,893,000          14,013,000
                              -------------       -------------
       TOTAL REVENUE          $  61,664,000       $  60,674,000
                              -------------       -------------
                              -------------       -------------
     HCCH                     $  12,144,000       $   9,124,000
     LDG                         (9,919,000)          1,230,000
                              -------------       -------------
       NET EARNINGS           $   2,225,000        $ 10,354,000
                              -------------       -------------
                              -------------       -------------

    Of the nonrecurring expenses, $24.0 million was related to the compensatory grant of LDG stock to certain key employees by LDG's majority shareholder immediately prior to the combination. Other nonrecurring expenses, which totalled $2.1 million, included legal, accounting and investment banking fees in connection with the merger. The following table presents proforma net income and earnings per share amounts which reflect the elimination of nonrecurring compensation and merger related expenses in 1996, proforma adjustments to 1995 and 1996 figures to present income taxes on LDG's earnings prior to its reorganization and merger with the Company and proforma adjustments to reduce 1995 compensation expense to the 1996 level.

                                                      For the six months ended
                                                              June 30,
                                                        1996            1995
                                                   ------------      -----------
    Net earnings                                    $ 5,404,000      $10,354,000
    Nonrecurring expenses                            26,160,000             -
    Compensation adjustment, net of state income tax       -           3,454,000
    Proforma Federal income tax                      11,853,000        1,592,000
                                                   ------------      -----------
      PROFORMA NET EARNINGS                         $19,711,000      $12,216,000
                                                   ------------      -----------
                                                   ------------      -----------
      PROFORMA EARNINGS PER SHARE                   $      0.55      $      0.40
                                                   ------------      -----------
                                                   ------------      -----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 1996 VERSUS THREE MONTHS ENDED JUNE 30, 1995.

Gross written premium increased 16% to $67.8 million for the second quarter of 1996 from $58.4 million for the same period in 1995. This is slower growth than previously reported due in part to the planned reduction in offshore energy business as a result of reckless competition that has driven premium rates below acceptable levels and the softening of marine rates. However, property and aviation both continue to grow profitably, although more slowly. Net written premium for the second quarter of 1996 decreased 4% to $22.1 million from $23.0 million for the same period in 1995. This decrease is due to the increased use of facultative reinsurance and reduced offshore energy and marine premium. Net earned premium increased 9% to $22.5 million for the second quarter of 1996 from $20.5 million for the same period in 1995, with much of the growth coming from aviation, where substantially more premium is retained by the Company due to the lack of catastrophe exposure in the business written.

Fee and commission income increased 29% to $10.5 million for the second quarter of 1996 compared to $8.2 million for the same period in 1995. Fee and commission income (non-risk bearing revenue) increased during the second quarter of 1996 from both existing subsidiaries as well as from the newly acquired LDG Management Company. The Company expects fee and commission income to continue to grow during 1996 and 1997 from growth in LDG's business, increases in facultative reinsurance placed on behalf of insurance company subsidiaries as premium rates become more competitive and from further acquisitions.

Net investment income increased 16% to $3.6 million for the second quarter of 1996 compared to $3.1 million for the same period in 1995 reflecting a higher level of investment assets. Net realized investment gains from sales of equity securities were $1.2 million during the second quarter of 1996 compared to gains of $367,000 for the same period in 1995. The Company is in the process of liquidating its equity portfolio to redeploy those investment assets in fixed income securities.

Loss and LAE decreased $1.1 million or 8% during the second quarter of 1996, to $12.1 million, as the Company's GAAP loss ratio decreased to 54% from 64%.

Other operating expense increased 11% to $3.4 million for the second quarter of 1996. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $72,000 for the second quarters of both 1996 and 1995 and is included in other operating expense.

Interest expense decreased 66% to $288,000 during the second quarter of 1996 from $836,000 due to the reduced level of indebtedness as a portion of the proceeds of the June, 1995 public offering of Common Stock was used to retire debt. During the second quarter of 1996, currency conversion losses amounted to $44,000 compared to losses of $124,000 for the same period in 1995.

The Company reported a net loss of $4.1 million for the second quarter of 1996 compared to earnings of $6.0 million for the same period in 1995. This loss was a result of merger related expenses and non-recurring compensation expense of $14.4 million (net of a $9.6 million tax benefit) recorded by LDG in connection with a compensatory stock grant from LDG's majority shareholder to certain key employees prior to the Company's May, 1996 acquisition of LDG. The compensation expense was a non-cash item however, $9.6 million of actual cash tax savings will be recognized. The net loss per share was $0.11 for the second quarter of 1996 compared to earnings per share of $0.20 for the second quarter of 1995. On a proforma basis, and excluding the non-recurring compensation charge and the merger related expenses, net earnings for the second quarter of 1996 would have been $10.3 million, an increase of 57% over second quarter of 1995 and earnings per share would have been $0.29, a 32% increase over comparable 1995 figures.

The Company's insurance company subsidiaries' statutory combined ratio was 68.1% for the second quarter of 1996, as compared to 73.6% for the same period in 1995.

The Company's book value per share was $6.28 as of June 30, 1996, up from $5.87 as of March 31, 1996. The second quarter 1996 net loss reduced book value $0.12 per share, while the unrealized loss incurred during the quarter on the investment portfolio, which is entirely marked-to-market, amounted to $1.9 million, net of tax, or $0.05 per share. The grant of stock to certain key employees by LDG's majority shareholder caused equity to increase $23.7 million or $0.68 per share during the second quarter of 1996.

SIX MONTHS ENDED JUNE 30, 1996 VERSUS SIX MONTHS ENDED JUNE 30, 1995.

Gross written premium increased 12% to $123.0 million for the first six months of 1996 from $110.0 million for the same period in 1995. This is slower growth than previously reported due in part to the planned reduction in offshore energy business as a result of reckless competition that has driven premium rates below acceptable levels and the softening of marine rates. However, property and aviation both continue to grow profitably, although more slowly. Net written premium for the first six months of 1996 decreased 2% to $54.9 million from $56.1 million for the same period in 1995 due in part to the increased use of facultative reinsurance and reduced offshore energy and marine premium. The first six months 1995 was inflated by the initial impact of the reduction in the amount of non-catastrophe proportional reinsurance purchased by the Company. Net earned premium increased 19% to $46.0 million for the first six months of 1996 from $38.6 million for the same period in 1995, with much of the growth coming from aviation, where substantially more premium is retained by the Company due to the lack of catastrophe exposure in the business written.

Fee and commission income increased 29% to $20.1 million for the first six months of 1996 compared to $15.6 million for the same period in 1995. Fee and commission income (non-risk bearing revenue) increased during the first six months of 1996 from both existing subsidiaries as well as from the newly acquired LDG Management Company. The Company expects fee and commission income to continue to grow during 1996 and 1997 from growth in LDG's business, increases in facultative reinsurance placed on behalf of insurance company subsidiaries as premium rates become more competitive and from further acquisitions.

Net investment income increased 20% to $7.3 million for the first six months of 1996 compared to $6.0 million for the same period in 1995 reflecting a higher level of investment assets. Net realized investment gains from sales of equity securities were $2.1 million during the first six months of 1996 compared to gains of $467,000 for the same period in 1995. The Company is in the process of liquidating its equity portfolio to redeploy those investment assets in fixed income securities. Net realized investment losses from dispositions of fixed income securities were $105,000 during the first six months of 1996 compared to losses of $4,000 for the same period in 1995.

Loss and LAE increased $1.9 million or 8% during the first six months of 1996, to $26.4 million, reflecting the overall increase in business, however the Company's GAAP loss ratio decreased to 57% from 63%.

Other operating expense increased 7% to $6.5 million for the first six months of 1996. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $145,000 for the first half of both 1996 and 1995 and is included in other operating expense.

Interest expense decreased 65% to $577,000 during the first six months of 1996 from $1.7 million in 1995, due to the reduced level of indebtedness as a portion of the proceeds of the June, 1995 public offering of Common Stock was used to retire debt. During the first six months of 1996, currency conversion losses amounted to $171,000 compared to gains of $94,000 for the same period in 1995.

Net earnings decreased 48% to $5.4 million for the first six months of 1996 from $10.4 million for the same period in 1995. This decrease was a result of merger related expenses of $2.1 million and a non-recurring compensation expense of $14.4 (net of a $9.6 million tax benefit) recorded by LDG in connection with a compensatory stock grant from LDG's majority shareholder to certain key employees prior to the Company's May,

1996 acquisition of LDG. The compensation expense was a non-cash item however, $9.6 million of actual cash tax savings will be recognized. Earnings per share decreased 56% to $0.15 for the first six months of 1996 from $0.34 for the first six months of 1995. Excluding the non-recurring compensation charge and the merger related expenses, net earnings for the first six months of 1996 would have been $19.7 million, an increase of 61% over the same period in 1995 and earnings per share would have been $0.55, a 38% increase over comparable 1995 figures.

The Company's insurance company subsidiaries' statutory combined ratio was 75.4% for the first six months of 1996, as compared to 78.7% for the same period in 1995.

The Company's book value per share was $6.28 as of June 30, 1996, up from $5.65 as of December 31, 1995. Earnings added $0.15 per share to book value during the first six months of 1996, while the unrealized loss incurred during the first six months of 1996 on the investment portfolio, which is entirely marked-to-market, amounted to $4.0 million, net of tax, or $0.12 per share. The grant of stock to certain key employees by LDG's majority shareholder caused equity to increase $23.7 million or $0.68 per share during the first six months of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $7.7 million or 2% since December 31, 1995, and totalled $320.8 million as of June 30, 1996, of which $71.9 million was cash and short-term investments. Total assets increased to $740.2 million as of June 30, 1996, from $684.5 million as of December 31, 1995, an 8% increase.

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

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

                On May 16, 1996, the Company held a Special Meeting of Shareholders. At such time the following item was submitted to a vote of shareholders through the solicitation of proxies:

                (a) The shareholders of the Company were requested to approve and adopt the Agreement and Plan of Reorganization dated as of February 22, 1996, and to approve the merger of Merger Sub, Inc.
                     with and into LDG Management Company Incorporated. Such plan was approved by the shareholders, who voted 46,917,818 shares in favor, 22,763 votes against, and 101,818 shares who abstained or withheld authority to vote.

                On May 23, 1996, the Company held its 1996 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

                (a)  Election of Directors.

                     The following persons were elected to serve on the Board of Directors until the 1997 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                     Name                       For     Against  Abstained
                     ----                       ---     -------  ---------
                     James M. Berry         43,897,838   4,680    42,000
                     Patrick B. Collins     43,900,805   1,713    42,000
                     J. Robert Dickerson    43,901,588     930    42,000
                     Edwin H. Frank, III    43,897,838   4,680    42,000
                     John L. Kavanaugh      43,901,588     930    42,000
                     Walter J. Lack         43,837,680  64,838    42,000
                     Stephen J. Lockwood    43,901,588     930    42,000
                     Stephen L. Way         43,901,588     930    42,000
                     Hugh T. Wilson         43,901,588     930    42,000

                (b) The shareholders of the Company were requested to approve the amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, par value $1.00, from 50 million shares to 100 million shares. Such amendment was approved by the shareholders, who voted 43,172,420 shares in favor, 624,845 votes against, and 107,883 shares who abstained or withheld authority to vote.

                (c) The shareholders of the Company were requested to approve the Company's 1996 Nonemployee Director Stock Option Plan, authorizing the possible issuance of 250,000 shares of Common Stock to certain nonemployee directors. Such plan was approved by the shareholders, who voted 38,652,713 shares in favor, 4,548,975 votes against, and 105,383 shares who abstained or withheld authority to vote.

                (d) The shareholders of the Company were requested to approve the amendment to the Company's 1995 Flexible Incentive Plan ("Flexible Plan"), authorizing an increase in the possible number of shares issuable under such plan from 1,250,000 to 2,500,000 shares, and deleting the provision in the Flexible Plan that limits stock option grants to certain named executive officers to 250,000 shares. Such plan was approved by the shareholders, who voted

                     32,006,558 shares in favor, 11,169,463 votes against, and 130,925 shares who abstained or withheld authority to vote.

                (e) The shareholders of the Company were requested to ratify the appointment of Coopers & Lybrand, L.L.P., as independent auditors for the Company and its subsidiaries to audit the accounts of the Company and its subsidiaries for the year ended December 31, 1996. Such appointment was approved by the shareholders, who voted 43,518,708 shares in favor, 16,463 votes against, and 61,695 shares who abstained or withheld authority to vote.

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K:

                (a)  Exhibits:

                     The exhibits listed on the accompany Index to Exhibits on page 19 are filed as part of this report.

                (b)  Reports on Form 8-K:

                     On April 19, 1996, the Registrant filed a report on Form 8-K reporting the declaration of the five for two stock split in the form of a 150% stock dividend on the Company's $1.00 par value Common Stock.

                     On May 24, 1996, the Registrant filed a report on Form 8-K reporting the consummation of the acquisition of all of the outstanding shares of Common Stock of LDG Management Company Incorporated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HCC Insurance Holdings, Inc.
                                  ---------------------------------------
                                               (Registrant)



August 14, 1996                           /s/  Frank J. Bramanti
- ---------------                   ---------------------------------------
    (Date)                           Frank J. Bramanti, Executive Vice
                                   President and Chief Financial Officer

                             INDEX TO EXHIBITS


11   -    Statement Regarding Computation of Earnings Per Share.

27   -    EDGAR Financial Statement Schedule