Form 10-Q
period 1996-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1996-11-14
CIK 888919

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter Ended SEPTEMBER 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 from __________ to __________


                         Commission file number 0-20766
                                                -------


                          HCC INSURANCE HOLDINGS, INC.
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)



               DELAWARE                                     76-0336636
    -------------------------------                     -------------------
    (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                     Identification No.)



    13403 NORTHWEST FREEWAY, HOUSTON, TEXAS                  77040-6094
   ----------------------------------------                  ----------
   (Address of principal executive offices)                  (Zip Code)



                                  (713) 690-7300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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

On November 4, 1996, there were 34,679,307 shares of Common Stock, $1 par value issued and outstanding.

The Index to Exhibits is located on page 18.

The total number of sequentially numbered pages is 21.

                          HCC INSURANCE HOLDINGS, INC.
                                     INDEX



                                                                        PAGE NO.

Part I.  FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets
                September 30, 1996 and December 31, 1995.......................3

              Condensed Consolidated Statements of Earnings
                Nine months ended September 30, 1996 and
                Nine months ended September 30, 1995...........................4

              Condensed Consolidated Statements of Earnings
                Three Months Ended September 30, 1996 and
                Three Months Ended September 30, 1995..........................5

              Condensed Consolidated Statements of Changes in
                   Shareholders' Equity
                Nine months ended September 30, 1996 and
                Year ended December 31, 1995...................................6

              Condensed Consolidated Statements of Cash Flows
                Nine months ended September 30, 1996 and
                Nine months ended September 30, 1995...........................8

              Notes to Condensed Consolidated Financial Statements.............9

     Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations....................................................13


Part II. OTHER INFORMATION....................................................17

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                  ----------
                     Condensed Consolidated Balance Sheets
                                  ----------

                                                       September 30,   December 31,
                                                           1996            1995
                                                       ------------    ------------
                                                        (Unaudited)
ASSETS

Investments:

  Securities available for sale:
    Fixed income securities, at market
      (cost: 1996 $251,633,000;
      1995 $231,807,000)                               $250,899,000    $234,881,000
    Marketable equity securities, at market
      (cost: 1996 $4,681,000;
      1995 $10,097,000)                                   6,176,000      13,812,000
  Mortgage loans, at unpaid principal
    balance, net                                             -               81,000
  Real estate, net of accumulated
    depreciation and amortization
    (1996 $2,090,000; 1995 $1,780,000)                    3,994,000       4,287,000
  Short-term investments, at cost,
    which approximates market                            55,817,000      56,513,000
                                                       ------------    ------------
      Total investments                                 316,886,000     309,574,000

Cash                                                      6,219,000       3,574,000
Restricted cash and short-term investments               39,249,000      23,495,000
Reinsurance recoverables                                122,793,000     103,408,000
Premium, claims and other receivables                   139,956,000     133,257,000
Ceded unearned premium                                   69,097,000      73,282,000
Deferred policy acquisition costs                        17,318,000      16,431,000
Property and equipment, net                               4,803,000       5,153,000
Deferred income tax                                      14,312,000       2,921,000
Other assets, net                                        12,557,000      13,454,000
                                                       ------------    ------------
      TOTAL ASSETS                                     $743,190,000    $684,549,000
                                                       ------------    ------------
                                                       ------------    ------------

LIABILITIES

Loss and loss adjustment expense payable               $182,028,000    $158,451,000
Reinsurance balances payable                             43,341,000      68,463,000
Unearned premium                                        117,451,000     118,732,000
Deferred ceding commissions                              16,639,000      17,497,000
Premium and claims payable                              130,602,000      98,995,000
Notes payable                                            16,476,000      16,661,000
Accounts payable and accrued liabilities                  8,790,000      10,291,000
                                                       ------------    ------------

      Total liabilities                                 515,327,000     489,090,000

SHAREHOLDERS' EQUITY

Common Stock, $1 par value; 100,000,000
  shares authorized; (issued and outstanding:
  1996 34,679,307 shares and 1995 13,838,802 shares)     34,679,000      13,839,000
Additional paid-in capital                              130,638,000     123,257,000
Retained earnings                                        62,040,000      53,950,000
Unrealized investment gain, net                             495,000       4,417,000
Foreign currency translation adjustment                      11,000          (4,000)
                                                       ------------    ------------
      Total shareholders' equity                        227,863,000     195,459,000
                                                       ------------    ------------
      TOTAL LIABILITIES AND SHAREHOLDERS'
        EQUITY                                         $743,190,000    $684,549,000
                                                       ------------    ------------
                                                       ------------    ------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                      ----------

                                              For the nine months ended
                                                    September 30,
                                                1996              1995
                                           -------------     -------------
REVENUE

Net earned premium                         $  66,102,000     $  58,851,000
Fee and commission income                     30,035,000        23,450,000
Net investment income                         11,154,000         9,592,000
Net realized investment gain                   3,531,000           316,000
                                           -------------     -------------
      Total revenue                          110,822,000        92,209,000

EXPENSE

Loss and loss adjustment expense              36,874,000        37,021,000

Operating expense:
  Policy acquisition costs                    25,010,000        21,867,000
  Compensation expense                        15,810,000        20,363,000
  Other operating expense                      9,268,000         9,035,000
  Ceding commissions                         (22,055,000)      (19,767,000)
                                           -------------     -------------
      Net operating expense                   28,033,000        31,498,000

Compensatory stock grant and
  merger related expenses                     26,160,000              -
Interest expense                                 868,000         1,953,000
                                           -------------     -------------
      Total expense                           91,935,000        70,472,000
                                           -------------     -------------
      Earnings before income tax provision    18,887,000        21,737,000

Income tax provision                           2,153,000         5,747,000
                                           -------------     -------------

      NET EARNINGS                         $  16,734,000     $  15,990,000
                                           -------------     -------------
                                           -------------     -------------

EARNINGS PER SHARE DATA:

Earnings per share                         $        0.47     $        0.50
                                           -------------     -------------
                                           -------------     -------------

Weighted average shares outstanding           35,823,000        31,828,000
                                           -------------     -------------
                                           -------------     -------------

PROFORMA INFORMATION (SEE NOTE 3):

Net earnings                               $  31,041,000     $  19,027,000
                                           -------------     -------------
                                           -------------     -------------

Earnings per share                         $        0.87     $        0.60
                                           -------------     -------------
                                           -------------     -------------



See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                      ----------

                                               For the three months ended
                                                      September 30,
                                            ---------------------------------
                                                 1996                1995
                                            -------------       -------------

REVENUE

Net earned premium                          $  20,145,000       $  20,254,000
Fee and commission income                       9,981,000           7,860,000
Net investment income                           3,909,000           3,569,000
Net realized investment gain (loss)             1,534,000            (148,000)
                                            -------------       -------------

      Total revenue                            35,569,000          31,535,000

EXPENSE

Loss and loss adjustment expense               10,508,000          12,517,000

Operating expense:
  Policy acquisition costs                      8,559,000           8,127,000
  Compensation expense                          4,786,000           7,283,000
  Other operating expense                       3,118,000           3,102,000
  Ceding commissions                           (7,955,000)         (7,764,000)
                                            -------------       -------------
      Net operating expense                     8,508,000          10,748,000

Interest expense                                  292,000             301,000
                                            -------------       -------------

      Total expense                            19,308,000          23,566,000
                                            -------------       -------------

      Earnings before income tax provision     16,261,000           7,969,000

Income tax provision                            4,931,000           2,333,000
                                            -------------       -------------

      NET EARNINGS                          $  11,330,000       $   5,636,000
                                            -------------       -------------
                                            -------------       -------------
EARNINGS PER SHARE DATA:

Earnings per share                          $        0.31       $        0.16
                                            -------------       -------------
                                            -------------       -------------

Weighted average shares outstanding            35,993,000          34,999,000
                                            -------------       -------------
                                            -------------       -------------

PROFORMA INFORMATION (SEE NOTE 3):

Net earnings                                                    $   6,811,000
                                                                -------------
                                                                -------------
Earnings per share                                              $        0.19
                                                                -------------
                                                                -------------



See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

        Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the nine months ended September 30, 1996 and
                         for the year ended December 31, 1995

                                     (Unaudited)

                                      ----------



                                                                                                        Foreign
                                                           Additional                   Unrealized      currency        Total
                                              Common        paid-in        Retained     investment     translation   shareholders'
                                               Stock        capital        earnings     gain (loss)    adjustment       equity
                                            ------------  ------------  ------------  ------------    ----------     ------------
BALANCE AS OF DECEMBER 31, 1994             $ 11,767,000  $ 76,480,000  $ 31,442,000  $ (5,301,000)   $  (14,000)    $114,374,000

58,876 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $252,000                         59,000       770,000          -             -             -             829,000
2,012,500 shares of Common Stock issued
  in public offering, net of costs             2,013,000    45,957,000          -             -             -          47,970,000

Capital contribution to LDG
  prior to acquisition                              -           50,000          -             -             -              50,000

Net earnings                                        -             -       24,337,000          -             -          24,337,000

Cash dividends to shareholders of
  LDG prior to acquisition                          -             -       (1,829,000)         -             -          (1,829,000)

Unrealized investment gain on fixed income
  securities, net of deferred tax
  charge of $4,293,000                              -             -             -        7,973,000          -           7,973,000

Unrealized investment gain on marketable
  equity securities, net of deferred tax
  charge of $934,000                                -             -             -        1,745,000          -           1,745,000

Other                                               -             -             -             -           10,000           10,000
                                            ------------  ------------  ------------  ------------    ----------     ------------
    BALANCE AS OF DECEMBER 31, 1995         $ 13,839,000  $123,257,000  $53,950,000   $  4,417,000    $   (4,000)    $195,459,000

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

        Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the nine months ended September 30, 1996 and
                         for the year ended December 31, 1995

                                     (Unaudited)

                                     (continued)

                                      ----------

                                                                                                        Foreign
                                                            Additional                  Unrealized      currency       Total
                                               Common         paid-in       Retained    investment    translation   shareholders'
                                                Stock         capital       earnings    gain (loss)    adjustment      equity
                                             -----------   ------------   -----------   -----------   -----------   -------------
BALANCE AS OF DECEMBER 31, 1995              $13,839,000   $123,257,000   $53,950,000   $ 4,417,000     $(4,000)    $195,459,000

20,758,172 shares of Common Stock issued
  for 150% stock dividend (see Note 1)        20,758,000    (20,758,000)           -             -           -                -

82,333 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $328,000                         82,000        590,000            -             -           -           672,000

Net earnings                                          -              -     16,734,000            -           -        16,734,000

Cash dividends declared, $0.04 per share              -              -     (1,387,000)           -           -        (1,387,000)

Compensatory grant of LDG stock
  prior to acquisition                                -      23,682,000            -             -           -        23,682,000

Cash dividends to shareholders of
  LDG prior to acquisition                            -              -     (3,683,000)           -           -        (3,683,000)

Capitalize undistributed earnings of LDG
  upon conversion from S Corporation                  -       3,574,000    (3,574,000)           -           -                -

Unrealized investment loss on fixed income
  securities, net of deferred tax
  benefit of $1,332,000                               -              -             -     (2,475,000)         -        (2,475,000)

Unrealized investment loss on marketable
  equity securities, net of deferred tax
  benefit of $773,000                                 -              -             -     (1,447,000)         -        (1,447,000)

Other                                                 -         293,000            -             -       15,000          308,000
                                             -----------   ------------   -----------   -----------     -------     ------------
    BALANCE AS OF SEPTEMBER 30, 1996         $34,679,000   $130,638,000   $62,040,000   $   495,000     $11,000     $227,863,000
                                             -----------   ------------   -----------   -----------     -------     ------------
                                             -----------   ------------   -----------   -----------     -------     ------------


See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                    Condensed Consolidated Statements of Cash Flows

                                     (Unaudited)

                                      ----------

                                                          For the nine months ended
                                                                 September 30,
                                                              1996           1995
                                                         -------------  -------------
Cash flows from operating activities:

  Net earnings                                           $  16,734,000   $  15,990,000

  Adjustments to reconcile net earnings to net cash provided by operating activities:

    Change in reinsurance recoverables                     (19,385,000)     (7,670,000)
    Change in premium, claims and other receivables         (6,699,000)      8,883,000
    Change in ceded unearned premium                         4,185,000       2,988,000
    Change in deferred income tax, net of tax
      effect of unrealized gain or loss                     (9,286,000)     (1,136,000)
    Change in loss and loss adjustment expense payable      23,577,000      24,418,000
    Change in reinsurance balances payable                 (25,122,000)    (18,772,000)
    Change in unearned premium                              (1,281,000)     12,570,000
    Change in premium and claims payable,
      net of restricted cash                                15,853,000      (4,258,000)
    Change in accounts payable and accrued liabilities      (2,195,000)      6,949,000
    Net realized investment gain                            (3,531,000)       (316,000)
    Noncash compensation expense                            23,975,000            -
    Depreciation and amortization expense                    1,767,000       1,203,000
    Other, net                                                (516,000)       (285,000)
                                                         -------------   -------------
      Cash provided by operating activities                 18,076,000      40,564,000

Cash flows from investing activities:

  Sales of fixed income securities                           3,465,000      13,059,000
  Maturity or call of fixed income securities                8,285,000       5,597,000
  Sales of equity securities                                13,764,000       6,846,000
  Cost of investments acquired                             (36,926,000)    (83,434,000)
  Other, net                                                  (826,000)     (2,773,000)
                                                         -------------   -------------
      Cash used by investing activities                    (12,238,000)    (60,705,000)

Cash flows from financing activities:

  Payments on notes payable                                   (185,000)    (28,185,000)
  Sale of Common Stock                                         672,000      48,635,000
  Dividends paid                                            (4,376,000)     (1,613,000)
                                                         -------------   -------------
      Cash provided (used) by financing activities          (3,889,000)     18,837,000
                                                         -------------   -------------

      Net increase in cash and short-term
        investments                                          1,949,000      (1,304,000)

      Cash and short-term investments at
        beginning of period                                 60,087,000      49,082,000
                                                         -------------   -------------
      CASH AND SHORT-TERM INVESTMENTS
        AT END OF PERIOD                                 $  62,036,000   $  47,778,000
                                                         -------------   -------------
                                                         -------------   -------------
Supplemental cash flow information:

  Interest paid                                          $   1,090,000   $   2,299,000
                                                         -------------   -------------
                                                         -------------   -------------
  Income tax paid                                        $  10,158,000   $   7,226,000
                                                         -------------   -------------
                                                         -------------   -------------

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

    INCOME TAX

    For the Companies other than LDG, the income tax provision for the nine months ended September 30, 1996 and 1995, has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between these Companies' effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income.

    LDG had been a S Corporation prior to its reorganization and merger with the Company. Federal income tax expense was not provided for on LDG's earnings during the period it was a S Corporation. A deferred tax benefit has been recorded on LDG's pre-tax loss for the time period after the S Corporation election was terminated. LDG will be included in the Company's consolidated Federal income tax return and subject to U.S. Federal income taxes beginning May 24, 1996.

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

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(1) GENERAL INFORMATION, CONTINUED

    EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options. There is no significant difference between primary and fully diluted earnings per share. All per share and weighted average shares outstanding data presented in the condensed consolidated financial statements and notes thereto have been adjusted to reflect the effects of the split and the shares issued in connection with the acquisition of LDG.

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

                                                             Loss and Loss
                               Written          Premium        Adjustment
                               Premium          Earned          Expense
                            -------------    -------------    ------------

    For the nine months ended September 30, 1996:

    Direct business         $  62,411,000    $  76,188,000    $ 43,462,000
    Reinsurance assumed       109,713,000       97,284,000      72,822,000
    Reinsurance ceded        (103,185,000)    (107,370,000)    (79,410,000)
                            -------------    -------------    ------------

         NET AMOUNTS        $  68,939,000    $  66,102,000    $ 36,874,000
                            -------------    -------------    ------------
                            -------------    -------------    ------------

    For the nine months ended September 30, 1995:

    Direct business         $  76,723,000    $  71,615,000    $ 53,519,000
    Reinsurance assumed        88,160,000       80,717,000      50,769,000
    Reinsurance ceded         (90,492,000)     (93,481,000)    (67,267,000)
                            -------------    -------------    ------------

         NET AMOUNTS        $  74,391,000    $  58,851,000    $ 37,021,000
                            -------------    -------------    ------------
                            -------------    -------------    ------------

               HCC Insurance Holdings, Inc. and Subsidiaries

                                 ----------

            Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

                                 (Continued)


(2) REINSURANCE, CONTINUED

    Substantially all of the reinsurance assumed in the nine months ended September 30, 1996 and 1995, respectively, was underwritten directly by the Companies but issued by other companies in order to satisfy local licensing or other requirements, predominantly on non-U.S.A. business and as reinsurance of captives.

    The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                   September 30,   December 31,
                                                       1996           1995
                                                   ------------   ------------

    Reinsurance recoverable on paid losses         $ 18,859,000   $ 13,678,000
    Reinsurance recoverable on outstanding losses    99,806,000     83,847,000
    Reinsurance recoverable on IBNR                   6,513,000      8,278,000
    Reserve for uncollectible reinsurance            (2,385,000)    (2,395,000)
                                                   ------------   ------------

         TOTAL REINSURANCE RECOVERABLES            $122,793,000   $103,408,000
                                                   ------------   ------------
                                                   ------------   ------------

    In order to minimize their exposure to reinsurance credit risk, the Companies evaluate the financial condition of the reinsurers and place their reinsurance with a diverse group of financially sound companies. In addition, the Companies require reinsurers not authorized by the Texas Department of Insurance to collateralize their reinsurance obligations to the Companies with letters of credit or cash deposits. At September 30, 1996, the Companies held letters of credit and cash deposits in the amounts of $67.9 million and $12.0 million, respectively, to collateralize certain reinsurance balances. The Companies have established a reserve of $2.4 million as of September 30, 1996, to reduce the effects of any recoverable problems.

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

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(3) ACQUISITION OF LDG MANAGEMENT COMPANY INCORPORATED, CONTINUED

    Separate total revenue and net earnings (loss) amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                           For the five      For the nine
                                           months ended      months ended
                                           May 31, 1996     Sept. 30, 1995
                                           ------------     --------------
    Total revenue:

    HCCH                                    $48,771,000       $71,524,000
    LDG                                      12,893,000        20,685,000
                                            -----------       -----------
      TOTAL REVENUE                         $61,664,000       $92,209,000
                                            -----------       -----------
                                            -----------       -----------
    Net earnings:

    HCCH                                    $12,144,000       $14,858,000
    LDG                                      (9,919,000)        1,132,000
                                            -----------       -----------
      NET EARNINGS                          $ 2,225,000       $15,990,000
                                            -----------       -----------
                                            -----------       -----------

    Certain nonrecurring expenses were incurred during the first six months of 1996. Of the nonrecurring expenses, $24.0 million was related to the compensatory grant of LDG stock to certain key employees by LDG's majority shareholder immediately prior to the combination. Other nonrecurring expenses, which totalled $2.1 million, included legal, accounting and investment banking fees in connection with the merger. The following table presents proforma net income and earnings per share amounts which reflect the elimination of nonrecurring compensation and merger related expenses in 1996, proforma adjustments to 1995 and 1996 figures to present income taxes on LDG's earnings prior to its reorganization and merger with the Company and proforma adjustments to reduce 1995 compensation expense to the 1996 level.

                                             For the nine months ended
                                                    September 30,
                                               1996              1995
                                            -----------       -----------
    Net earnings                            $16,734,000       $15,990,000
    Nonrecurring expenses                    26,160,000               -
    Compensation adjustment, net of
      state income tax                              -           5,183,000
    Proforma Federal income tax              11,853,000         2,146,000
                                            -----------       -----------

      PROFORMA NET EARNINGS                 $31,041,000       $19,027,000
                                            -----------       -----------
                                            -----------       -----------

      PROFORMA EARNINGS PER SHARE           $      0.87       $      0.60
                                            -----------       -----------
                                            -----------       -----------

(4) PENDING ACQUISITIONS

    On September 6, 1996, the Company announced that it had reached an agreement in principle to acquire all of the outstanding shares of the North American Special Risk Associates, Inc. group of companies ("NASRA") in exchange for 1,212,000 shares of the Company's Common Stock. The acquisition is subject to the parties finalizing definitive agreements and is expected to close during the fourth quarter of 1996.

    On November 11, 1996, the Company announced that it had agreed to acquire all of the occupational accident business of the TRM International, Inc. group of companies ("TRM") in exchange for 266,667 shares of the Company's Common Stock and $6.55 million in cash. The acquisition is to be effective as of December 1, 1996, subject to the parties finalizing definitive agreements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1995.

Gross written premium decreased 11% to $49.1 million for the third quarter of 1996 from $54.9 million for the same period in 1995. The decrease in gross written premium was a result of the planned exit from offshore energy business as well as continued softening in marine rates and, more recently, property rates as well, however, aviation premium continues to increase. Net written premium for the third quarter of 1996 decreased 23% to $14.1 million from $18.3 million for the same period in 1995. This decrease is due to the increased use of facultative reinsurance as rates become more competitive and the overall reduction in gross written premium. Net earned premium was substantially unchanged at $20.1 million for the third quarter of 1996 compared to $20.3 million for the same period in 1995.

Fee and commission (non-risk bearing) revenue increased 27% to $10.0 million for the third quarter of 1996 compared to $7.9 million for the same period in 1995. Fee and commission revenue increased during the third quarter of 1996 both from existing subsidiaries as well as from the newly acquired LDG Management Company. The decrease in premium revenue is more than offset by an increase in the more profitable fee and commission revenue, which the Company believes will continue to increase as the Company expands its agency (non-risk bearing) operations through internal growth, increases in facultative reinsurance placed on behalf of insurance company subsidiaries and from strategic acquisitions.

Net investment income increased 10% to $3.9 million for the third quarter of 1996 compared to $3.6 million for the same period in 1995 reflecting a higher level of investment assets. Net realized investment gains from sales of equity securities were $1.6 million during the third quarter of 1996 compared to gains of $76,000 for the same period in 1995. The Company is in the process of liquidating its equity security portfolio to redeploy those investment assets in fixed income securities. Net realized investment losses from dispositions of fixed income securities were $96,000 for the third quarter of 1996 compared to losses of $226,000 for the same period in 1995.

Loss and loss adjustment expense ("LAE") decreased $2.0 million or 16% during the third quarter of 1996, to $10.5 million, as the Company's GAAP loss ratio decreased to 52% from 62% due to favorable underwriting results and a reduction in the amount of redundant loss reserves.

Other operating expense was substantially unchanged for the third quarter of 1996 at $3.1 million. Goodwill amortization expense was $72,000 for the third quarters of both 1996 and 1995 and is included in other operating expense.

Net earnings increased 101% to $11.3 million for the third quarter of 1996 from $5.6 million for the same period in 1995. Earnings per share increased 94% to $0.31 for the third quarter of 1996 from $0.16 for the third quarter of 1995.

The Company's insurance company subsidiaries' statutory combined ratio was 75.0% for the third quarter of 1996, the same as the corresponding period in 1995.

The Company's book value per share was $6.57 as of September 30, 1996, up from $6.28 as of June 30, 1996. Third quarter net income increased book value $0.33 per share. The unrealized gain of $1.2 million, net of tax, or $0.03 per share on fixed income securities, was due to a slight decrease in interest rates. This was offset by a decrease of $1.1 million, net of tax, or $0.03 per share due to a reduction in the unrealized gain on equity securities as gains were realized.

NINE MONTHS ENDED SEPTEMBER 30, 1996 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1995.

Gross written premium increased 4% to $172.1 million for the first nine months of 1996 from $164.9 million for the same period in 1995. This is slower growth than previously reported due to the planned exit from offshore energy business as a result of reckless competition that has driven rates below acceptable levels and the continued softening of marine rates.
Property and aviation have grown profitably, but increased competition is now beginning to effect these lines as well. Net written premium for the first nine months of 1996 decreased 7% to $68.9 million from $74.4 million for the same period in 1995 due in part to the increased use of facultative reinsurance. Net earned premium increased 12% to $66.1 million for the first nine months of 1996 from $58.9 million for the same period in 1995, with much of the growth coming from aviation, where substantially more premium is retained by the Company due to the lack of catastrophe exposure in the business written.

Fee and commission (non-risk bearing) revenue increased 28% to $30.0 million for the first nine months of 1996 compared to $23.5 million for the same period in 1995. Fee and commission revenue increased during the first nine months of 1996 both from existing subsidiaries as well as from the newly acquired LDG Management Company. The Company expects fee and commission revenue to continue to increase as the Company expands its agency (non-risk bearing) operations through internal growth, increases in facultative reinsurance placed on behalf of insurance company subsidiaries and from strategic acquisitions.

Net investment income increased 16% to $11.2 million for the first nine months of 1996 compared to $9.6 million for the same period in 1995 reflecting a higher level of investment assets. Net realized investment gains from sales of equity securities were $3.7 million during the first nine months of 1996 compared to gains of $543,000 for the same period in 1995. The Company is in the process of liquidating its equity security portfolio to redeploy those investment assets in fixed income securities. Net realized investment losses from dispositions of fixed income securities were $201,000 during the first nine months of 1996 compared to losses of $229,000 for the same period in 1995.

Loss and LAE decreased $147,000 during the first nine months of 1996, to $36.9 million. The Company's GAAP loss ratio decreased to 56% from 63% due to favorable underwriting results and a reduction in the amount of redundant loss reserves from prior years.

Other operating expense was substantially unchanged at $9.3 million for the first nine months of 1996. Goodwill amortization expense was $217,000 for the first nine months of both 1996 and 1995 and is included in other operating expense.

Interest expense decreased 56% to $868,000 during the first nine months of 1996 from $2.0 million in 1995, due to the reduced level of indebtedness as a portion of the proceeds of the June, 1995 public offering of Common Stock was used to retire debt.

Net earnings increased 5% to $16.7 million for the first nine months of 1996 from $16.0 million for the same period in 1995. Included in these amounts were merger related expenses of $2.1 million and a non-recurring compensation expense of $14.4 (net of a $9.6 million tax benefit) recorded by LDG in connection with a compensatory stock grant from LDG's majority shareholder to certain key employees prior to the Company's May, 1996 acquisition of LDG. The compensation expense was a non-cash item however, $9.6 million of actual cash tax savings will be recognized. Earnings per share decreased 6% to $0.47 for the first nine months of 1996 from $0.50 for the first nine months of 1995. Excluding the non-recurring compensation charge and the merger related expenses, net earnings for the first nine months of 1996 would have been $31.0 million, an increase of 63% over the same period in 1995 and earnings per share would have been $0.87, a 45% increase over comparable 1995 figures.

The Company's insurance company subsidiaries' statutory combined ratio improved to 74.7% for the first nine months of 1996, compared to 77.7% for the same period in 1995.

The Company's book value per share was $6.57 as of September 30, 1996, up from $5.65 as of December 31, 1995. Earnings added $0.48 per share to book value during the first nine months of 1996, while the unrealized loss incurred during the first nine months of 1996 on the investment portfolio, which is entirely marked-to-market, amounted to $3.9 million, net of tax, or $0.11 per share. The grant of stock to certain key employees by LDG's majority shareholder caused equity to increase $23.7 million or $0.68 per share during the second quarter of 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $10.0 million or 3% since December 31, 1995, and totalled $323.1 million as of September 30, 1996, of which $62.0 million was cash and short-term investments. Total assets increased to $743.2 million as of September 30, 1996, from $684.5 million as of December 31, 1995, a 9% increase.

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


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits:
              The exhibits listed on the accompanying Index to Exhibits on page 18 are filed as part of this report.

         (b)  Reports on Form 8-K:
              There were no reports on Form 8-K filed during the three months ended September 30, 1996.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HCC INSURANCE HOLDINGS, INC.
                                       ------------------------------------
                                                   (Registrant)


NOVEMBER 14, 1996                             /s/  FRANK J. BRAMANTI
-----------------                      ------------------------------------
     (Date)                              Frank J. Bramanti, Executive Vice
                                       President and Chief Financial Officer

                                  INDEX TO EXHIBITS


11  -    Statement Regarding Computation of Earnings Per Share.

27  -    EDGAR Financial Data Schedule