Form 10-K
period 1996-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-03-31
CIK 888919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 (Fee required).

/ / Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required).

For the fiscal year ended       _______December 31, 1996________________________
Commission file number       _______0-20766_____________________________________

        HCC Insurance Holdings, Inc.
--------------------------------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

        Delaware                                                   76-0336636
--------------------------------------------------------------------------------------------
        (State or other jurisdiction of                            (IRS Employer
        incorporation or organization)                             Identification No.)

        13403 Northwest Freeway, Houston, Texas                    77040-6094
--------------------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

        (713) 690-7300
--------------------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:

                              TITLE OF EACH CLASS

                         COMMON STOCK, $1.00 PAR VALUE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value on March 24, 1997, of the voting stock held by non-affiliates of the registrant was approximately $620.4 million. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates.

The number of shares outstanding of each of the registrant's classes of common stock as of March 24, 1997:

CLASS                                                                       SHARES OUTSTANDING
--------------------------------------------------------------------------  ------------------
Common Stock, $1.00 par value.............................................       36,167,935

Documents incorporated by reference: Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the close of the Registrant's fiscal year in connection with the Registrant's annual meeting of shareholders.

                               TABLE OF CONTENTS
                          HCC INSURANCE HOLDINGS, INC.

                                                                                                             PAGE
                                                                                                             -----
PART I.
        ITEM 1.        Business.........................................................................           3
        ITEM 2.        Properties.......................................................................          20
        ITEM 3         Legal Proceedings................................................................          20
        ITEM 4.        Submission of Matters to a Vote of Security Holders..............................          20

PART II.
        ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder Matters........          21
        ITEM 6.        Selected Financial Data..........................................................          22
        ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.......................................................................          24
        ITEM 8.        Financial Statements and Supplementary Data......................................          29
        ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosures......................................................................          30

PART III.
        ITEM 10.       Directors and Executive Officers of the Registrant...............................          30
        ITEM 11.       Executive Compensation...........................................................          30
        ITEM 12.       Security Ownership of Certain Beneficial Owners and Management...................          30
        ITEM 13.       Certain Relationships and Related Transactions...................................          30

PART IV.
        ITEM 14.       Exhibits, Financial Statements, Schedules and Reports on Form 8-K................          30

SIGNATURES..............................................................................................          31

    Forward-looking statements in this Form 10-K are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the risk of a significant natural disaster, the inability of the Company to reinsure certain risks, the adequacy of its loss reserves, expansion or contraction in its various lines of business, the impact of inflation, changing regulations in foreign countries, the effect of pending acquisitions, as well as general market conditions, competition, licensing and pricing. Please refer to the Company's Securities and Exchange Commission filings, copies of which are available from the Company without charge, for further information.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    HCC Insurance Holdings, Inc. ("HCCH" or the "Company") is a Delaware corporation with principal and executive offices located at 13403 Northwest Freeway, Houston, Texas 77040. HCCH and its consolidated subsidiaries are collectively referred to as the "Company". HCCH, through its subsidiaries, provides specialized property and casualty insurance to commercial customers, underwritten on both a direct and reinsurance basis, and, to a lesser extent, insurance agency services. The Company's principal insurance company subsidiaries are Houston Casualty Company ("HCC") and Trafalgar Insurance Company ("TIC") in Houston, Texas and IMG Insurance Company Ltd. ("IMG") in Amman, Jordan. The Company's principal agency subsidiaries are LDG Management Company, Incorporated ("LDG") in Wakefield, Massachusetts; HCC Underwriters, A Texas Corporation ("HCCU") in Houston, Texas; North American Special Risk Associates, Inc. ("NASRA") in Northbrook, Illinois and Middle East Insurance Brokers, Ltd. ("MEIB") in Amman, Jordan.

    The Company's underwriting activities are focused on providing aviation, marine, property, offshore energy and accident and health insurance on a worldwide basis and international reinsurance on these same lines of business. The Company also specializes in marketing and servicing complicated, high value, structured insurance and reinsurance programs placed on behalf of domestic and foreign clients which cover large, ocean marine fleets; complex, multinational, energy and industrial businesses; international aviation operations; large international property accounts; and a variety of accident and health related risks. The Company derives substantially the same amount of its business domestically and internationally. The Company operates primarily on a surplus lines or a non-admitted basis and is licensed in Texas and Oklahoma.

    Since its founding in 1974, the Company and its predecessor companies have been consistently profitable, generally reporting annual increases in gross written premium ("GWP"), net written premium ("NWP") and total revenue. During the period 1992 through 1996, the Company had an average combined ratio of 78.1% versus the less favorable 109.3% recorded by the U.S. property and casualty insurance industry overall (1992-1995). During the same period, the Company's GWP increased from $75.1 million to $230.8 million, an increase of 207% and net earnings increased from $5.3 million to $29.3 million, an increase of 454%.

    HCC and TIC are rated "A"(Excellent) by A.M. Best and HCC is rated "Aq" by S&P. An A.M. Best or S&P rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered an investment recommendation.

STRATEGY

    The Company's operating philosophy is to maximize underwriting profit while preserving the integrity of shareholders' equity. The Company concentrates its writings in selected, narrowly defined lines of business in which it believes there is a substantial opportunity to achieve underwriting profits. The Company primarily underwrites first party, physical damage coverages and lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company. With respect to the underwriting management, marketing and related services, the Company seeks to offer quality underwriting, decision-making, support and reinsurance capacity and financial and other resources to take advantage of market opportunities for the development of new products.

    The property and casualty insurance underwriting business has historically been cyclical (though not seasonal). Within the overall cycle of the industry, particular lines of business experience their own cycles.

These cycles are characterized by periods of excess capital and significant competition in policy pricing, terms and conditions, followed by periods of capital shortages, typically resulting from adverse loss experience, which leads to decreased competition, higher premium rates and stricter underwriting standards.

    The position of a particular line of business in its respective underwriting cycle depends on prevailing premium rates, availability and cost of reinsurance, and other market conditions. The Company considers each of these factors in determining when to increase or decrease premium volume in each line. With this approach, the Company focuses on increasing net earnings rather than premium volume or market share.

    The Company purchases a substantial amount of reinsurance to limit its net loss from both individual and catastrophic risks. The degree to which the Company reinsures varies by, among other things, the particular risks inherent in the policies underwritten.

    The Company's business plan is to expand its underwriting activities and continue the growth of its insurance agency operations. However, the Company's business plan is shaped by its underlying operating philosophy, which is to maximize underwriting profit opportunities, while preserving the integrity of shareholders' equity and to seek to acquire complementary businesses with established management and reputation in the insurance agency field, whose business, the Company believes, can be enhanced through the synergism created by the Company's underwriting capabilities and other owned insurance businesses. As a result, the Company's primary interests are not in expanding market share or necessarily, GWP, but rather in increasing net earnings. To accomplish this objective, the Company: (i) has been and is prepared to emphasize or reduce underwritings in certain lines as premium rates, the availability and cost of reinsurance and other market conditions warrant; and (ii) will continue to attempt to limit its downside net loss exposure through the effective, prudent and conservative use of reinsurance.

    The Company believes its operational flexibility, experienced underwriting personnel, and access to and expertise in the reinsurance marketplace allow the Company to implement its strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, through its acquisition and ownership of insurance agency businesses, the Company believes it has additional lines of business that can complement its underwriting activities.

RECENT ACQUISITIONS

    Effective January 1, 1994, HCCU acquired a 25% interest in MEIB, a wholesale insurance and reinsurance broker based in Amman, Jordan. Concurrent with the purchase of IMG on October 1, 1994, HCCH acquired the remaining 75% of interest in MEIB and HCCU transferred its 25% interest in MEIB to HCCH, thereby making MEIB a wholly owned subsidiary of HCCH. To acquire 100% of MEIB, the Company issued 109,524 shares (pre split) of its Common Stock and paid a total of $3.9 million in cash.

    Effective October 1, 1994, HCCH acquired 100% of the stock of IMG, a property and casualty insurance company based in Amman, Jordan. IMG specializes in insuring large commercial risks. In exchange for IMG's stock, the Company issued 838,095 shares (pre split) of its Common Stock and paid $4.4 million in cash.

    These acquisitions were made in order to expand the Company's international business operations, principally in the Middle East, Asia and Africa.

    On May 24, 1996, the Company issued 6,250,000 shares of its common stock to acquire all of the outstanding shares of LDG. LDG acts on behalf of insurance and reinsurance companies and conducts its business in two areas: (i) insurance underwriting management and (ii) reinsurance underwriting management and intermediary services. LDG underwrites insurance and/or reinsurance in the following lines of business: medical stop-loss insurance for employer sponsored self-insured health plans, accident and health special risk, workers' compensation, alternative workers' compensation, and specialty aviation. LDG generally concentrates on lines of business that have relatively short lead times between the occurrence of an insured event and the reporting of claims.

    On November 27, 1996, the Company issued 1,136,400 shares of its Common Stock and paid $1.7 million in cash to acquire all of the outstanding shares of North American Special Risk Associates, Inc. group of companies ("NASRA"). NASRA provides underwriting and claims management services to insurance and reinsurance companies primarily in occupational accident insurance for self-employed truckers.

    On January 24, 1997, the Company issued 266,667 shares of its Common Stock and paid $6.55 million in cash to acquire all of the occupational accident business of TRM International, Inc.

    These acquisitions were made in order to increase the agency (non-risk bearing) operations of the Company.

PENDING ACQUISITIONS

    On January 6, 1997, the Company announced that it had agreed in principal to acquire all of the outstanding shares of Interworld Inc. group of companies ("Interworld") in exchange for 725,000 shares of the Company's Common Stock. Interworld, through its subsidiaries, acts as a managing general agency that specializes in underwriting general aviation risks throughout the United States, with special emphasis on private and corporate aircraft as well as small to medium size airports and commercial operators.

    On January 17, 1997, the Company and AVEMCO Corporation ("AVEMCO") jointly announced that they had signed a letter of intent to merge in a stock-for-stock transaction, each share of AVEMCO common stock to be exchanged for one share of HCCH's Common Stock. The Companies executed definitive agreements on February 28, 1997. AVEMCO provides specialized property and casualty insurance products and services, principally involving aviation. Non-aviation specialty lines include lenders single interest, short-term health and pleasure marine. Insurance products are distributed on a direct basis nationally and in Canada (except Quebec) and through agency and brokerage networks nationwide. AVEMCO's insurance services businesses offer management and related subrogation and salvage services, short-term health and travel insurance programs, administration and availability of short-term health programs primarily for foreign students resident in the United States, worldwide multilingual emergency assistance services for individuals who become ill or are injured while traveling abroad and computer software and related products and services for property and casualty insurance companies in the United States.

    The merger is subject to approval by each of the Company's shareholders and additional approval by certain regulatory agencies. The Companies have filed with the Securities and Exchange Commission a Join Proxy Statement/Prospectus relating to each of their respective Company's special shareholder's meeting. The Company anticipates that its Special Meeting of Shareholders will be held prior to May 31, 1997, and the merger will be consummated as soon thereafter as all other conditions to the merger are satisfied. There can be no assurance that the conditions to the proposed merger will be satisfied or that the shareholders will approve the transaction and the merger will consummated.

    These acquisitions are expected to expand and strengthen the Company's existing lines of business.

INSURANCE COMPANY OPERATIONS

    The Company's property and casualty insurance business specializes in the direct, including facultative reinsurance, underwriting of aviation, marine, offshore energy, property and accident and health risks, as well as treaty reinsurance in the same lines of business.

LINES OF BUSINESS

    The following table sets forth the Company's GWP by line of business and the percent to total GWP for the periods indicated:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         (DOLLARS IN THOUSANDS)
                                                  ---------------------------------------------------------------------
                                                           1996                    1995                   1994
                                                  -----------------------  ---------------------  ---------------------
Direct
  Aviation......................................  $   71,697          31%  $   63,615         27% $   38,743         20%
  Marine........................................      28,061          12       33,797         14      29,230         15
  Offshore Energy...............................       8,496           4       14,893          6      20,123         11
  Property......................................     118,149          51      124,331         52     100,832         52
  Accident and Health...........................       2,756           1       --         --          --             --
Reinsurance
  Excess of Loss................................         734          .5        1,877          1       2,019          1
  Proportional..................................         862          .5          445     --           1,931          1
                                                  ----------         ---   ----------        ---  ----------        ---
Total gross written premium.....................  $  230,755         100%  $  238,958        100% $  192,878        100%
                                                  ----------         ---   ----------        ---  ----------        ---
                                                  ----------         ---   ----------        ---  ----------        ---

    The following table sets forth the Company's NWP by line of business and the percent to total NWP for the periods indicated:

                                                                       FOR THE YEARS ENDED DECEMBER 31,
                                                                            (DOLLARS IN THOUSANDS)
                                                      ------------------------------------------------------------------
                                                               1996                   1995                  1994
                                                      ----------------------  --------------------  --------------------
Direct
  Aviation..........................................  $  47,619          49%  $  38,788         39% $  14,344         24%
  Marine............................................     21,670          22      29,410         30     17,229         29
  Offshore Energy...................................      3,472           4       5,115          5      8,194         14
  Property..........................................     21,534          22      24,186         24     17,242         29
  Accident and Health...............................      2,671           3      --         --         --             --
Reinsurance
  Excess of Loss....................................     (1,047)         (1)        833          1        759          1
  Proportional......................................        857           1         454          1      1,926          3
                                                      ---------         ---   ---------        ---  ---------        ---
Total net written premium...........................  $  96,776         100%  $  98,786        100% $  59,694        100%
                                                      ---------         ---   ---------        ---  ---------        ---
                                                      ---------         ---   ---------        ---  ---------        ---

    DIRECT AND FACULTATIVE REINSURANCE UNDERWRITING

    AVIATION--The Company insures predominantly foreign general aviation risks including fixed base, rotor wing and cargo operations and commuter airlines. The Company does not generally insure major domestic trunk airlines, satellites, corporate aircraft or United States passenger liabilities. The coverages underwritten include hull (including engines, avionics and other systems), liabilities, war, cargo and various ancillary coverages.

    The Company has been underwriting aviation risks since 1981. GWP has risen rapidly since 1992, increasing to $71.7 million in 1996 from $4.3 million in 1992. This growth has occurred due to a dramatic increase in rates as a result of extremely adverse worldwide underwriting results in prior years and the Company's ability to respond quickly to the opportunity to write new business in a rising market. In addition, the Company resumed writing domestic general aviation risks late in 1996. Rates have now reached very acceptable levels of profitability but the Company expects the increase in GWP and NWP to slow during 1997 as recent competition is beginning to effect this line of business.

    Treaty reinsurance is maintained on an excess of loss basis to protect the Company against individual risk severity of loss and the relatively low level of catastrophe exposure that exists on this book of business.

    MARINE--The Company underwrites marine risks for ocean going vessels ("Blue Water"), inland and coastal trading vessels ("Brown Water") and fishing vessels. The coverages written include hull and machinery, liabilities (including protection and indemnity), marine cargo and various ancillary coverages.

    The Company has underwritten marine risks since 1984. Rates increased substantially between 1991 and 1993 and maintained an acceptable level of profitability. However, recent competition has caused downward pressure on the rates which has caused a reduction in GWP from $33.8 million in 1995 to $28.1 million in 1996. The Company believes rates will continue to soften during 1997.

    Treaty reinsurance is maintained on an excess of loss basis to protect the Company against individual risk severity of loss and the relatively low level of catastrophe exposure that exists on this book of business.

    OFFSHORE ENERGY--The Company has been underwriting offshore energy risks since 1988. Offshore energy risks include drilling rigs, production and gathering platforms, and pipelines. Coverages underwritten include physical damage, liabilities, business interruption and various ancillary coverages.

    Rates have declined significantly during the past few years to levels where profitability is unlikely. Underwriting has been on a very selective basis, striving for quality rather than quantity, which has resulted in a continued reduction in GWP from $20.1 million in 1994 to $8.5 million in 1996. The Company anticipates a further decline in GWP and NWP during 1997 and continues to evaluate the viability of this line of business.

    Treaty reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and the catastrophic exposure that exists, for example, from a hurricane in the Gulf of Mexico.

    PROPERTY--The Company specializes in writing catastrophe exposed risks in general and the property risks of large multinational corporations covering such commercial risks as hotels, office buildings, retail locations, factories, industrial plants, utilities, refineries, and natural gas and petrochemical plants. Coverage includes business interruption and physical damage, including flood and earthquake.

    The Company has written property business since 1986. GWP grew rapidly beginning in 1993 as the Company expanded its underwriting into international business, often in the same countries where it already wrote aviation and/or marine business. Dramatic rate increases occurred during the period 1993 to 1995 due to the severe lack of catastrophe capacity resulting from the effects of Hurricane Andrew and the Northridge Earthquake on the world's reinsurance markets. With support from its reinsurers, the Company moved quickly to take advantage of the changing market. During 1996, premium rates began to soften toward the end of the year.

    GWP grew from $14.9 million in 1992 to $124.3 million in 1995, with a slight decrease to $118.1 million in 1996. NWP also grew rapidly but substantial reinsurance costs will always keep the actual premium retained significantly smaller than GWP. In the absence of a major industry catastrophe loss, the Company expects both GWP and NWP to decline during 1997 as premium rates continue to soften.

    Treaty reinsurance is maintained on both a proportional and an excess of loss basis to ensure adequate protection, particularly against catastrophe exposures. The Company conservatively estimates its aggregate exposure in any individual catastrophe zone and maintains catastrophe reinsurance to cover its exposure to any one occurrence.

    ACCIDENT AND HEALTH--The Company began reinsuring accident and health risks during 1996 which are produced by the agencies acquired during the year. The risks underwritten include medical stop-loss insurance for employer sponsored self-insured health plans; reinsurance in the medical, accident and health special risk, workers' compensation and alternative workers' compensation areas; and occupational accident insurance for self-employed truckers. The Company underwrites reinsurance in this area on both a proportional and excess of loss basis. The Company expects GWP and NWP to increase significantly during 1997.

    REINSURANCE UNDERWRITING

    The Company engages in reinsurance underwriting on a periodic basis when market rates and other conditions make it profitable to do so. The Company began writing treaty reinsurance in 1984, but has been dramatically reducing its book of business, particularly excess of loss business, due to the lack of adequate reinsurance protection available at any reasonable cost.

    EXCESS OF LOSS--The Company previously wrote excess of loss reinsurance, typically aviation, marine and non-marine catastrophe exposures. In 1992, due to a general market contraction of available reinsurance for excess of loss business, the Company was unable to purchase adequate protection at a reasonable cost and, therefore, elected not to continue writing this class other than selectively on a net basis. The run off of this line of business continues profitably.

    PROPORTIONAL--The Company underwrites proportional reinsurance on a selective basis. The exposures reinsured are typically the same type of risks that the Company underwrites on a direct basis. The Company provides this reinsurance to obtain a more diversified cross section of business which it might not otherwise have access to and for reciprocity with companies with whom it has an ongoing business relationship.

    FACULTATIVE--The Company underwrites facultative reinsurance in all of its lines of business. Typically, this is on international business in order to comply with local licensing requirements or as reinsurance of captives and usually can be considered direct business, as the Company maintains underwriting and claims control. However, all of this business is recorded under the caption of "Reinsurance Assumed".

    HOUSTON CASUALTY COMPANY

    HCC, the Company's principal insurance company subsidiary, operates worldwide in all of the lines of business in which the Company specializes. HCC's business is produced by independent agents and brokers, the group's agency subsidiaries, TIC, IMG and other insurance and reinsurance companies worldwide. HCC has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in the lines of business in which the Company specializes. As of December 31, 1996, HCC had statutory policyholders' surplus of $150.7 million.

    TRAFALGAR INSURANCE COMPANY

    HCC formed a wholly owned subsidiary, TIC, in 1993. TIC is an Oklahoma domiciled property and casualty insurance company which currently underwrites only domestic property risks and allows HCC to offer insurance on a surplus lines basis in certain jurisdictions where HCC is not permitted to do so. Applications for surplus lines approval are pending in many additional states and TIC will expand its operations as approvals are received. As of December 31, 1996, TIC had statutory policyholders' surplus of $27.6 million.

    IMG INSURANCE COMPANY LTD.

    Organized in September, 1991, as a Jordanian Exempt Company ("JEC"), IMG conducts substantially all of its business outside of Jordan and is principally engaged in insuring and reinsuring large commercial risks in substantially the same lines of business as HCC. In connection with IMG's business, the Company has agreed to unconditionally guarantee certain of the insurance and reinsurance business of IMG. As of December 31, 1996, IMG had policyholders' surplus of $59.3 million.

AGENCY OPERATIONS

    The Company's agency subsidiaries act on behalf of insurance and reinsurance companies, conducting business in the areas of insurance and reinsurance underwriting management and intermediary services. The agency subsidiaries do not assume any insurance or reinsurance risk themselves. LDG, the largest of these subsidiaries, manages and markets medical stop-loss and excess coverage insurance products principally to employer sponsored self-insured health plans. Other areas of LDG's business include medical, accident and health special risk, workers' compensation and alternative workers' compensation and specialty aviation reinsurance. NASRA acts as an insurance and reinsurance underwriting manager in the area of occupational accident insurance (similar to workers' compensation) to self-employed truckers. In addition, LDG and NASRA produce all of the Company's accident and health business.

    HCCU and MEIB specialize in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in the same lines of business that the Company underwrites. Such business is placed with domestic and international insurance companies, including HCC, TIC, and IMG, on a direct basis and through intermediaries. In addition, LDG, HCCU and MEIB act as reinsurance intermediaries on behalf of HCC, TIC, IMG and other insurance companies, placing both facultative and treaty reinsurance. The Company's revenue is composed of fee and commission income which increased to $38.5 million in 1996 from $17.0 million in 1992. Management expects continued growth in agency revenues in 1997, both from existing operations and pending acquisitions.

REINSURANCE CEDED

    The Company principally utilizes reinsurance to reduce its net liability on individual risks, to protect against catastrophic losses and to achieve a desired ratio of NWP to policyholders' surplus. Various intermediaries, including LDG, HCCU and MEIB, facilitate the placement of this reinsurance coverage on behalf of the Company and are compensated, directly or indirectly, by the reinsurers.

    Reinsurance is ceded under treaties on both a proportional (where the reinsurer shares proportionately in premiums and losses) and an excess of loss basis (where only losses above a fixed point are reinsured). The Company also reinsures on a facultative (individual policy) basis on large individual risks. Management believes that the Company reinsures its risks to a greater extent than most of its competitors and most other insurance companies. This strategy greatly reduces the likelihood of a significant net loss from insurance company operations and protects the integrity of the Company's shareholders' equity. Under its current reinsurance protections, the Company has limited its net retained loss, across any single line of business, to a maximum of approximately $1.0 million for any one risk, but significantly less on most risks.

    The type, cost and limits of reinsurance purchased can vary from year to year based upon the Company's desired retention levels and the availability of adequate reinsurance at a reasonable price. The majority of the Company's reinsurance programs are renewed on a calendar year basis. For 1997, the Company has been successful in renewing its reinsurance protections at reduced costs to 1996 and was able to expand its underwriting capacity. This expanded capacity will assist the Company in taking advantage of underwriting opportunities as they present themselves.

    The Company structures a specific reinsurance program for each line of business it underwrites. This reinsurance is placed to protect the Company from any foreseeable event; proportionally to cover frequency and for catastrophe coverage; excess of loss to cover severity on an individual risk; and catastrophe to cover losses involving multiple risks, such as those resulting from a hurricane or an earthquake. The Company does not expose itself to a net loss from an individual risk in excess of its reinsurance protection.

    The Company writes business in areas exposed to catastrophic losses and has significant exposures to this type of loss in California, certain Gulf Coast states and Mexico. The Company carefully assesses its overall exposures to a single catastrophic event and applies procedures, that it believes are more conservative than is typically used by the industry, to ascertain the Company's probable maximum loss ("PML") from any single event. The Company maintains reinsurance protection which it believes is sufficient to cover any foreseeable event.

    The Company receives an overriding (ceding) commission on the premium ceded to reinsurers which compensates the Company for the direct costs associated with the production of the premium, the servicing of the business during the term of the policies ceded, and the costs associated with the placement of the related reinsurance. In addition, certain of the Company's reinsurance treaties allow for a sharing with the Company by the reinsurers of the net profits generated under such treaties.

    The ceding of reinsurance does not discharge the Company from liability to its policyholders. The Company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance contract. To minimize its exposure to reinsurance credit risk, the Company places its reinsurance with a diverse group of financially sound reinsurers. The Company's 1997 treaty reinsurance program was placed with more than 56 domestic and foreign reinsurers. As of December 31, 1996, the total amount recoverable from reinsurers was approximately $123.2 million, of which $21.7 million represents paid losses recoverable and $103.9 million represents outstanding losses recoverable less a $2.4 million reserve for uncollectible reinsurance. In addition, ceded unearned premium was $65.8 million. The Company held $67.9 million of irrevocable letters of credit and $9.1 million in cash to collateralize a portion of the total amount recoverable and had other payable balances due to its reinsurers of $89.6 million as potential offsets against reinsurance recoverables.

    The following table sets forth the reinsurers with a total recoverable balance greater than $10.0 million and the collateral and potential offsets held by the Company as of December 31, 1996 (dollars in thousands):

                                                                                                    LETTERS OF
                                                                                 REINSURANCE         CREDIT,
                                                                               RECOVERABLES AND   CASH DEPOSITS
                                                                                CEDED UNEARNED         AND
REINSURER                                                     LOCATION             PREMIUM        OTHER PAYABLES
-----------------------------------------------------  ----------------------  ----------------  ----------------

Underwriters at Lloyd's..............................  London, England            $   28,962        $   18,446
GIO Insurance Limited................................  Sydney, Australia              25,204            26,106
Reinsurance Australia Corporation, Ltd. .............  Sydney, Australia              20,562            19,332
Underwriters Indemnity Company.......................  Houston, TX                    12,531             5,934
SCOR Reinsurance Company.............................  New York, NY                   11,105             2,428
AXA Reinsurance Company..............................  Wilmington, DE                 10,402             2,759

    Due to the Company's financial analysis of active and potential reinsurers and its conservative strategy of diversifying its reinsurers, the Company has never incurred a significant loss on recoverables from reinsurers. The Company has established a reserve of $2.4 million as of December 31, 1996, to reduce the effects of any recoverable problem.

OPERATING RATIOS

    PREMIUM TO SURPLUS RATIO

    The following table shows, for the periods indicated, the ratio of GWP and NWP to statutory policyholders' surplus for the Company's property and casualty insurance company subsidiaries:

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                (DOLLARS IN THOUSANDS)
                                               ---------------------------------------------------------
                                                  1996        1995        1994        1993       1992
                                               ----------  ----------  ----------  ----------  ---------
GWP..........................................  $  230,755  $  238,958  $  192,878  $  123,650  $  75,119
NWP..........................................      96,776      98,786      59,694      38,556     25,618
Policyholders' surplus.......................     212,194     177,317     134,464     102,803     39,146
GWP Ratio....................................       108.7%      134.8%      143.4%      120.3%     191.9%
GWP Industry Average(1)......................           *       194.0       221.8       224.4      238.0
NWP Ratio....................................        45.6%       55.7%       44.4%       37.5%      65.4%
NWP Industry average (1).....................           *       113.0       129.7       132.6      139.6

------------------------

*   Industry average not yet available

(1) Source: A.M. Best Company.

    While there is no statutory requirement regarding a permissible premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's annual statutory GWP should not exceed 900% and NWP should not exceed 300% of its policyholders' surplus. In keeping with its philosophy of protecting its shareholders' equity and limiting its aggregate loss exposure, the Company maintains premium to surplus ratios significantly lower than such guidelines, and, as indicated above, below industry norms.

    COMBINED RATIO

    The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The Company's insurance subsidiaries' loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting principles ("SAP"), are shown in the following table:

                                                                             1996       1995       1994       1993       1992
                                                                           ---------  ---------  ---------  ---------  ---------
Loss ratio...............................................................       56.4%      63.4%      64.6%      66.7%      66.2%
Expense ratio............................................................       15.6       11.5       10.2       14.4       21.7
                                                                                 ---  ---------  ---------  ---------  ---------
Combined ratio...........................................................       72.0%      74.9%      74.8%      81.1%      87.9%
                                                                                 ---  ---------  ---------  ---------  ---------
                                                                                 ---  ---------  ---------  ---------  ---------
Industry Average(1)......................................................          *      106.4%     108.4%     106.9%     115.7%

------------------------

*   Industry average not yet available

(1) Source: A.M. Best Company.

RESERVES

    Applicable insurance laws and regulations, under which the Company operates, require that reserves be maintained for the payment of loss and loss adjustment expense ("LAE") with respect to both reported and incurred but not reported ("IBNR") claims under insurance and reinsurance policies issued by the Company. The Company establishes reserves through an evaluation of each individual claim rather than by any average reserving method. In the case of direct and facultative reinsurance business, loss reserves are determined by evaluating reported claims on the basis of the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, experience with the insured and the line of business and policy provisions relating to the particular type of claim. The Company establishes loss reserves for excess of loss and proportional reinsurance claims based on information and reports received from ceding companies. Loss reserves for IBNR losses are determined in part on the basis of statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences which have not been reported. The Company does not discount any of its loss reserves.

    The period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy insurance underwritten by the Company have historically had long lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. In such cases, the Company is forced to estimate reserves over long periods of time, with the possibility of several adjustments to reserves. Other classes of insurance, such as property, historically have shorter lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. The reserves with respect to such property classes are, therefore, less likely to be adjusted.

    The reserving process is intended to provide implicit recognition of the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived probable trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, some of which are interdependent.

    The Company underwrites, directly and through reinsurance, risks which are denominated in a number of foreign currencies, and therefore establishes and maintains loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on the Company's earnings. The Company continues to limit its exposure to future currency fluctuations through the use of foreign currency forward contracts.

    The following loss development triangle shows changes in reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of generally accepted accounting principles ("GAAP"). The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

    The first line of each loss development triangle presents, for each of the years indicated, the gross reserve liability including the reserve for IBNR losses. The first section of each table shows, by year, the cumulative amounts of loss and LAE paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of December 31, 1996, the difference between the latest re-estimated reserves and the reserves as originally estimated.

    The following loss development triangle shows development in loss reserves on a gross basis:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         (DOLLARS IN THOUSANDS)
                                                       ----------------------------------------------------------
                                                          1996        1995        1994        1993        1992
                                                       ----------  ----------  ----------  ----------  ----------
Balance Sheet Reserves:..............................  $  185,822  $  158,451  $  129,755  $   98,399  $   81,997

Cumulative Paid as of:
  One year later.....................................                  91,910      72,077      54,385      58,367
  Two years later....................................                             109,912      90,994      89,519
  Three years later..................................                                         118,551     115,487
  Four years later...................................                                                     136,931

Re-estimated liability as of:
  End of year........................................     185,822     158,451     129,755      98,399      81,997
  One year later.....................................                 204,262     148,168     121,428     116,007
  Two years later....................................                             168,444     140,080     131,317
  Three years later..................................                                         160,180     148,748
  Four years later...................................                                                     169,450

Cumulative redundancy (deficiency)...................              $  (45,811) $  (38,689) $  (61,781) $  (87,453)

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

    The following loss development triangle shows development in loss reserves on a net basis:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                           (DOLLARS IN THOUSANDS)
                                               ------------------------------------------------------------------------------
                                                  1996        1995        1994       1993       1992       1991       1990
                                               ----------  ----------  ----------  ---------  ---------  ---------  ---------
Gross reserves for loss and LAE..............     185,822     158,451     129,755     98,399     81,997     83,889     64,287
Less reinsurance recoverables................     103,888      92,125      85,214     66,468     60,232     69,325     49,600
                                               ----------  ----------  ----------  ---------  ---------  ---------  ---------
Reserves for loss and LAE net of
  reinsurance................................  $   81,934  $   66,326  $   44,541  $  31,931  $  21,765  $  14,564  $  14,687

Cumulative paid, net reinsurance as of
  One year later.............................                  19,731      15,714     12,361      6,715      4,279      7,100
  Two years later............................                              22,231     18,402     13,471      5,533     11,049
  Three years later..........................                                         20,900     15,238     10,112     11,396
  Four years later...........................                                                    15,923     10,812     15,050
  Five years later...........................                                                               11,018     15,453
  Six years later............................                                                                          15,317
  Seven years later..........................
  Eight years later..........................
  Nine years later...........................
  Ten years later............................

Re-estimated liability, net of reinsurance as
  of
  End of year................................      81,934      66,326      44,541     31,931     21,765     14,564     14,687
  One year later.............................                  62,523      42,923     32,648     21,513     14,951     17,514
  Two years later............................                              43,316     32,544     22,061     14,590     17,707
  Three years later..........................                                         33,610     23,180     15,290     16,785
  Four years later...........................                                                    25,709     16,346     17,230
  Five years later...........................                                                               18,975     18,421
  Six years later............................                                                                          20,263
  Seven years later..........................
  Eight years later..........................
  Nine years later...........................
  Ten years later............................

Cumulative redundancy (deficiency)...........              $    3,803  $    1,225  $  (1,679) $  (3,944) $  (4,411) $  (5,576)


                                                 1989       1988       1987       1986
                                               ---------  ---------  ---------  ---------
Gross reserves for loss and LAE..............     48,948     30,680     32,066     22,357
Less reinsurance recoverables................     36,586     22,253     25,106     17,118
                                               ---------  ---------  ---------  ---------
Reserves for loss and LAE net of
  reinsurance................................  $  12,362  $   8,427  $   6,960  $   5,239
Cumulative paid, net reinsurance as of
  One year later.............................      5,515        725      2,544      2,316
  Two years later............................      8,182      2,334      2,490      3,845
  Three years later..........................     10,791      3,558      3,337      3,642
  Four years later...........................     11,207      4,149      4,250      4,041
  Five years later...........................     13,434      4,223      4,454      4,561
  Six years later............................     13,361      4,138      4,646      4,957
  Seven years later..........................     13,101      4,476      4,082      5,215
  Eight years later..........................                 4,475      4,335      5,516
  Nine years later...........................                            4,379      5,670
  Ten years later............................                                       5,678
Re-estimated liability, net of reinsurance as
  of
  End of year................................     12,362      8,427      6,960      5,239
  One year later.............................     13,330      7,215      7,820      5,060
  Two years later............................     14,367      6,980      6,526      6,481
  Three years later..........................     14,621      6,339      5,815      5,472
  Four years later...........................     14,426      6,406      5,871      5,825
  Five years later...........................     13,975      6,278      5,842      5,578
  Six years later............................     13,994      5,893      5,752      5,520
  Seven years later..........................     14,991      5,830      5,272      5,457
  Eight years later..........................                 6,408      5,290      6,009
  Nine years later...........................                            5,944      6,032
  Ten years later............................                                       6,181
Cumulative redundancy (deficiency)...........  $  (2,629) $   2,019  $   1,016  $    (942)

    The following table provides a reconciliation of the gross liability of loss and LAE on a GAAP basis at the beginning and end of 1996, 1995 and 1994:

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                                     (DOLLARS IN THOUSANDS)
                                                                               ----------------------------------
                                                                                  1996        1995        1994
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at beginning of year...............................  $  158,451  $  129,755  $   98,399
Reserves acquired with purchase of subsidiary, net of eliminations...........      --          --           1,059
Provision for loss and LAE for claims occurring in the current year..........     109,262     128,073      83,194
Increase in estimated loss and LAE for claims occurring in prior years (1)...      45,811      18,413      23,029
                                                                               ----------  ----------  ----------
Incurred loss and LAE........................................................     155,073     146,486     106,223
                                                                               ----------  ----------  ----------
Loss and LAE payments for claims occurring during:
  Current year...............................................................      35,792      45,713      21,541
  Prior years................................................................      91,910      72,077      54,385
                                                                               ----------  ----------  ----------
Loss and LAE payments........................................................     127,702     117,790      75,926
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at end of the year.................................  $  185,822  $  158,451  $  129,755
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    The following table provides a reconciliation of the liability for loss and LAE, net of reinsurance ceded, on a GAAP basis at the beginning and end of 1996, 1995 and 1994:

                                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                                 31,
                                                                                       (DOLLARS IN THOUSANDS)
                                                                                   -------------------------------
                                                                                     1996       1995       1994
                                                                                   ---------  ---------  ---------
Reserves for loss and LAE at beginning of year...................................  $  66,326  $  44,541  $  31,931
Reserves acquired with purchase of subsidiary, net of eliminations...............     --         --          1,769
Provision for loss and LAE for claims occurring in the current year..............     55,045     51,387     28,871
Increase in estimated loss and LAE for claims occurring in prior years (2).......     (3,803)    (1,618)       717
                                                                                   ---------  ---------  ---------
Incurred loss and LAE............................................................     51,242     49,769     29,588
                                                                                   ---------  ---------  ---------
Loss and LAE payments for claims occurring during:
  Current year...................................................................     15,903     12,268      6,386
  Prior years....................................................................     19,731     15,716     12,361
                                                                                   ---------  ---------  ---------
Loss and LAE payments............................................................     35,634     27,984     18,747
                                                                                   ---------  ---------  ---------
Reserves for loss and LAE at end of the year.....................................  $  81,934  $  66,326  $  44,541
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

------------------------

(2) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    During 1996, the Company had gross loss and LAE deficiency of $45.8 million. The gross deficiency comes from two primary sources. The first source is the development of several large claims on individual policies which were substantially reinsured. These losses were either reported late or reserves were increased as subsequent information became available. However, because these policies were substantially reinsured, there is no material effect on a net basis. The second source is the run-off of the excess of loss

"spiral" business the Company ceased writing in 1991. This development is due to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes and subsequent insurance company insolvencies. As the Company did not have enough representative years' underwriting experience to base a more accurate estimate on, significant gross development has been experienced. However, this business is substantially reinsured, thereby not having a material effect on the Company's current operations or shareholders' equity.

    During 1996, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $1.6 million in 1995. The redundancies have been reflected in the statements of earnings for each year as they occur.

    The Company has no material exposure to environmental pollution losses, as the Company only began writing business in 1981 and policies issued by the Company normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Therefore, the Company should not experience any material development in reserves from environmental pollution claims.

INVESTMENTS

    Insurance company investments must comply with applicable laws and regulations which prescribe the kind, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities, real estate mortgages and real estate. As of December 31, 1996, the Company had $320.3 million of investment assets, the majority of which were held by HCC.

    The Company's investment policy is determined by the Company's Board of Directors and is reviewed on a regular basis. Pursuant to its investment policy, the Company concentrates its investments in obligations of states, municipalities and political subdivisions, the interest income from which is predominantly exempt from Federal income tax. The interest rates on these securities are normally lower than rates on comparable taxable securities. The Company's portfolio of fixed income securities available for sale principally consists of intermediate term, tax-exempt securities. The Company generally intends to hold such securities to maturity. However, the Company regularly re-evaluates its position based upon market conditions, which may cause the Company to restructure its portfolio and realize gains or losses in order to maximize its total return on investments. Accordingly, all fixed income securities are classified as available for sale and are recorded at market value.

    The Company's financial statements reflect an unrealized ("mark-to-market") gain on fixed income securities available for sale as of December 31, 1996, of $2.1 million. Since the Company's intention is to hold these securities until maturity, it does not currently expect to realize any significant gain or loss on these investments.

    The Company has maintained a substantial level of cash and liquid short-term instruments in order to maintain the ability to fund large physical damage losses of the Company's insureds, should they occur. As of December 31, 1996, the Company had cash and short-term investments of approximately $56.3 million. The Company also maintains credit facilities which provide for $23 million in bank lines of credit for the issuance of letters of credit and short-term borrowings.

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily British Pound Sterling. The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1996, the average Sterling liability, for subsidiaries whose functional currency was the United States dollar, was approximately L907,000 ($1.6 million at December 31, 1996, rate of exchange) which was hedged by an average open forward contract balance of approximately L460,000 ($785,000 at the December 31, 1996, rate of exchange). There was one open foreign currency forward contract as of December 31, 1996, to purchase L500,000 ($856,000 at the December 31, 1996, rate of exchange) with a maturity of January, 1997. During January, 1997, the Company entered into a foreign currency forward contact totaling L500,000 ($856,000 at the December 31, 1996, rate of exchange). The Company expects to continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

    The following tables reflect the investments of the Company (dollars are expressed in thousands). The table set forth below reflects the average amount of investments, income earned, and the yield thereon for the years ended December 31, 1996, 1995, and 1994 respectively:

                                                                           1996        1995        1994
                                                                        ----------  ----------  ----------
Average investments...................................................  $  312,773  $  258,584  $  192,397
Net investment income.................................................      15,372      13,250       9,533
Average yield (1).....................................................         4.9%        5.1%        5.0%
Average tax equivalent yield (1)......................................         6.7         6.7         6.7

------------------------

(1) Excluding realized and unrealized capital gains and losses.

    The table set forth below summarizes, by type, the investments of the Company as of December 31, 1996:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
Short-term investments................................................................  $   53,100             16%
U.S. Treasury securities..............................................................       3,604              1
Obligations of states, municipalities and political subdivisions......................     261,123             82
Marketable equity securities..........................................................       2,433              1
                                                                                        ----------            ---
  Total investments...................................................................  $  320,260            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

    The table set forth below indicates the expected maturity distribution of the Company's fixed income securities as of December 31, 1996:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
One year or less......................................................................  $    4,276              2%
One year to five years................................................................      67,383             25
Five years to ten years...............................................................      80,876             31
Ten years to fifteen years............................................................      61,408             23
More than fifteen years...............................................................      50,784             19
                                                                                        ----------            ---
  Total fixed income securities.......................................................  $  264,727            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

COMPETITION

    The insurance business is generally highly competitive. The Company faces competition from domestic and foreign insurers, some of whom are larger and have greater financial, marketing and management resources than the Company. The Company's profitability is affected by many other factors, including rate competition, severity and frequency of claims, interest rates, state regulations, court decisions, the judicial climate and general business conditions, all of which are outside the control of the Company. The Company's medical stop-loss business involves a diversified field of participants from small start-up operations to large, well-established organizations. While the medical stop-loss business has been historically competitive, during the past several years there has been significant growth in the number of medical stop-loss insurance underwriters. The Company also faces intense and growing pressure from alternatives to employer sponsored self-insured health plans, such as fully-insured plans, HMOs and Point of Service plans, as well as from large well established direct insurers and competing underwriting managers providing similar medical stop-loss products to those offered by the Company to employer sponsored self-insured health plans. Competition in the reinsurance marketplace is primarily due to an increase in the number of reinsurers participating in the market as well as a tendency by reinsureds to retain a greater percentage of their own risk. The Company competes with other reinsurance underwriting managers and domestic and international reinsurance companies. The Company's results of operations may also be affected by the competition for reinsurance business between broker reinsurance markets and direct reinsurance writers. The Company also competes with many reinsurance intermediaries in the broker reinsurance market, some of which are affiliated with primary insurance brokers with substantial financial resources. In each of the above business areas, a significant number of the Company's competitors have financial resources, employees, facilities, market recognition, marketing, management, experience, and other resources substantially greater than those of the Company.

REGULATION

    The operations of the Company are subject to state insurance laws and regulations which require the licensing of insurance agents, brokers, reinsurance intermediaries, reinsurance underwriting managers, and managing general agents which regulate certain aspects of their business. These laws and regulations are intended primarily for the protection of policyholders, rather than shareholders of the licensed entities, and may include requirements for certain provisions in contracts entered into between the Company and various insurers or reinsurers, certain record keeping and reporting requirements, advertising and business practice rules, and other matters. The Company's business depends on obtaining and maintaining licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. In addition to the regulatory supervision of the insurance subsidiaries of the Company, the Company is subject to regulation under the Texas Insurance Holding Company System Regulatory Act, which contains certain reporting requirements including registration and the filing of annual reports. In such registration and annual reports, the Company is required to provide current information regarding its capital structure, general financial condition, ownership, management, and the identity of each member of its insurance holding company system. The Company is also required in such registration and annual reports to disclose certain agreements and transactions between the Company and its affiliates, which must satisfy certain standards set forth in the Texas Insurance Code. There can be no assurance given that the Company has all such required licenses, approvals of complying contracts or that such licenses, approvals or complying contracts can always be obtained or continued. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations, and licenses may be denied or revoked for various reasons, including the violations of such regulations, conviction of crimes and the like. In some instances, the Company follows practices based on its interpretations, or those that it believes may be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. Accordingly, the possibility exists that the Company may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise penalized in a given jurisdiction. Such preclusion or suspension could have a materially adverse effect on the business and results of operations of the Company.

    HCC is licensed as an admitted insurer in Texas, is an approved surplus lines insurer and an accredited reinsurer in Oklahoma and Maryland, is an approved surplus lines insurer in 32 states, and is otherwise permitted to write surplus lines insurance in nine more states, the District of Columbia, Guam and Puerto Rico. All surplus lines insurance is written through licensed surplus lines insurance brokers, who are required to ensure that no licensed admitted insurer will write a particular risk prior to placing that risk with a surplus lines insurer. TIC is licensed as an admitted insurer in Oklahoma, is an approved surplus lines insurer and an accredited reinsurer in Texas, is a surplus line insurer in seven states and is otherwise permitted to write surplus lines insurance in nine more states and the District of Columbia. IMG is a JEC licensed as a property and casualty insurance company. Due to its status as a JEC, IMG cannot write Jordanian domiciled business directly, but can write reinsurance of Jordanian risks.

    Under the laws of its domiciliary state (Texas), HCC may only pay dividends out of its statutory earned surplus. The maximum amount of dividends that HCC may pay without prior regulatory approval in any twelve month period is the greater of its statutory net investment income for the prior year, or 10% of its statutory policyholders' surplus as of the prior year end, which at December 31, 1996, was $15.1 million. Under the laws of the State of Oklahoma, TIC may only pay dividends out of surplus funds. The maximum amount TIC may pay without prior regulatory approval is the greater of statutory net income excluding realized capital gains or 10% of statutory capital and surplus, which at December 31, 1996 was $2.8 million. As of December 31, 1996, HCC's total adjusted capital was 1,332% of the NAIC authorized control level risk-based capital and TIC's total adjusted capital was 17,928% of the NAIC authorized control level risk-based capital.

PENDING LEGISLATION

    In recent years state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program, have re-examined existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. In addition, Congress and certain Federal agencies have conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose Federal regulation of insurers and reinsurers. From time to time, Congress and certain states have considered various legislative proposals which would provide for governmental earthquake insurance coverage. Legislation has been introduced in Congress that could result in the Federal government's assuming some role in the regulation of the insurance industry. The Company does not know at this time the extent to which such Federal or state legislative or regulatory initiatives will be adopted, and no assurance can be given that they would not have a material adverse effect on the Company.

EMPLOYEES

    As of December 31, 1996, the Company had 331 employees, which included seven executive, seventeen senior management and 45 other management personnel. The average experience in the insurance industry and tenure with the Company of the executive and senior management personnel was 21 and eight years, respectively. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be good.

                               ITEM 2. PROPERTIES

    HCC owns the building which houses the Company's principal and executive offices in Houston, Texas. The building contains approximately 54,000 square feet, substantially all of which are used by the Company. LDG's principal facility is leased office space in Wakefield, Massachusetts consisting of approximately 34,000 square feet. The lease terminates on October 31, 2001. Principal activities conducted at the Wakefield office include corporate management, finance and administration, marketing and actuarial services for all areas of LDG's business, and medical stop-loss insurance underwriting management, reinsurance underwriting management, claims, and reinsurance intermediary activities. LDG's Medical Stop-Loss Division maintains sales and administration offices in Atlanta, Georgia, Overland Park, Kansas, Portland, Maine, and Minneapolis, Minnesota. LDG maintains a reinsurance underwriting and sales office in New York, New York. LDG also maintains an office in London, England. NASRA's principal facility is newly leased office space in Northbrook, Illinois, consisting of approximately 18,000 square feet. The lease terminates on November 30, 2005. Principal activities conducted at the Northbrook office include corporate management, finance and administration, marketing, underwriting, customer service and claims activities.

                           ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to numerous lawsuits arising in the normal course of business. All pending lawsuits involve claims under policies underwritten or reinsured by the Company, which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

           ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

    [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                    PART II

    ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                                    MATTERS

MARKET INFORMATION

    The Company's Common Stock began trading on the NASDAQ--National Market System ("NASDAQ") under the symbol HCCH on October 28, 1992, and traded on NASDAQ until June 19, 1995. On June 20, 1995, the Company's Common Stock began trading on the New York Stock Exchange ("NYSE") under the symbol HCC and currently trades on the NYSE.

    The high and low bid prices for quarterly periods during the period January 1, 1995 through June 19, 1995, as reported by NASDAQ and the high and low closing sales prices for the quarterly periods during the period June 20, 1995 through December 31, 1996, as reported by the NYSE were as follows:

                                                                                                   1996 (1)
                                                                                              -----------------
                                                                                          HIGH                  LOW
                                                                                         ------                ------
First Quarter...................................................................        $23        1/4        $14        1/2
Second Quarter..................................................................         25        1/2         19        1/8
Third Quarter...................................................................         32        3/4         22        1/8
Fourth Quarter..................................................................         29        1/4         23        1/8

                                                                                                   1995 (1)
                                                                                              -----------------
                                                                                          HIGH                  LOW
                                                                                         ------                ------
First Quarter...................................................................        $10        1/4         $7        7/8

Second Quarter..................................................................         11                     8        3/4

Third Quarter...................................................................         13        3/4         10        1/8

Fourth Quarter..................................................................         15        1/4         12        1/4


------------------------

(1) The above prices have been retroactively adjusted to reflect the effects of the five-for-two stock split, payable as a 150% stock dividend to shareholders of record April 30, 1996. On March 24, 1997, the closing sales price of one share of HCCH's Common Stock as reported by the NYSE was $25.00.

SHAREHOLDERS

    The Company has one class of authorized capital stock: 100,000,000 shares of Common Stock, par value $1.00 per share. As of March 24, 1997, there were 36,167,935 shares of issued and outstanding Common Stock held by 130 shareholders of record; however, the Company believes there are in excess of 5,000 beneficial owners.

DIVIDENDS

    On April 19, 1996 the Company announced that the Board of Directors had declared a five-for-two stock split in the form of a 150% stock dividend, payable to shareholders of record April 30, 1996. In connection with this, the Company announced it would purchase, for cash, any fractional shares issued in connection with this split.

    On June 18, 1996, the Company announced its first cash dividend of $0.02 per share payable to shareholders of record July 1, 1996. The Company has paid a cash dividend of $0.02 per share in each succeeding quarter. On March 24, 1997, the Company declared a cash dividend of $0.03 per share and plans to continue to pay $0.03 per share dividend in future quarters. The Board of Directors may review the Company's dividend policy from time to time, and any determination with respect thereto will be made in light of regulatory and other conditions then existing, including the Company's earnings, financial condition, capital requirements, loan covenants, and other related factors.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis included elsewhere in this document.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(5)
                                                         -----------------------------------------------------
                                                           1996       1995      1994(4)     1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
STATEMENT OF EARNINGS DATA
Revenue
  Net earned premium...................................  $  93,314  $  80,011  $  46,834  $  32,663  $  24,483
  Fee and commission income............................     38,462     32,887     28,456     24,073     16,998
  Net investment income................................     15,372     13,250      9,533      5,454      2,814
  Net realized investment gain.........................      5,097      1,061        682        949         17
                                                         ---------  ---------  ---------  ---------  ---------
      Total revenue....................................    152,245    127,209     85,505     63,139     44,312
Expense
  Loss and LAE.........................................     51,242     49,769     29,588     21,210     16,834
  Operating expense
    Policy acquisition costs...........................     34,110     29,748     21,729     12,747      9,238
    Compensation expense...............................     20,353     26,790     23,900     16,258     13,330
    Other operating expense............................     12,855     12,591      8,660      7,261      4,191
    Ceding commissions.................................    (30,268)   (27,228)   (20,210)   (11,166)    (6,276)
                                                         ---------  ---------  ---------  ---------  ---------
      Net operating expense............................     37,050     41,901     34,079     25,100     20,483
Compensatory stock grant and merger related expenses...     26,160     --         --         --         --
Interest expense.......................................      1,166      2,247      1,972      1,175        607
                                                         ---------  ---------  ---------  ---------  ---------
      Total expense....................................    115,618     93,917     65,639     47,485     37,924
                                                         ---------  ---------  ---------  ---------  ---------
Earnings before income tax provision...................     36,627     33,292     19,866     15,654      6,388
Income tax provision...................................      7,329      8,955      4,598      2,966      1,098
                                                         ---------  ---------  ---------  ---------  ---------
      Net earnings.....................................  $  29,298  $  24,337  $  15,268  $  12,688      5,290
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Increase in redemption value of redeemable common stock
  (1)..................................................                                                 (1,124)
                                                                                                     ---------
      Net earnings applicable to nonredeemable common
        stock..........................................                                                  4,166
                                                                                                     ---------
                                                                                                     ---------
EARNINGS PER SHARE DATA
Primary:
  Earnings per share applicable to nonredeemable common
    stock (2)..........................................  $    0.81  $    0.75  $    0.55  $    0.53  $    0.28
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
  Weighted average shares outstanding (2)..............     35,965     32,667     27,910     23,999     14,863
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Fully diluted:
  Earnings per share applicable to nonredeemable common
    stock (2)..........................................  $    0.81  $    0.74  $    0.55  $    0.52  $    0.27
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
  Weighted average shares outstanding (2)..............     35,986     32,804     27,998     24,199     15,260
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Cash dividends declared, per share.....................  $    0.06
                                                         ---------
                                                         ---------
PRO FORMA INFORMATION (6):
Net earnings...........................................  $  43,655
                                                         ---------
Earnings per share.....................................  $    1.21
                                                         ---------
                                                         ---------

                                                                             DECEMBER 31,
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(5)
                                                         -----------------------------------------------------
                                                           1996       1995      1994(4)     1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Total investments....................................  $ 320,260  $ 305,287  $ 211,881  $ 172,913  $  78,755
  Reinsurance recoverables.............................    123,181    103,408     99,462     73,057     62,089
  Premium, claims and other receivables................    139,109    130,384    113,704     54,781     46,517
  Ceded unearned premium...............................     65,845     73,282     60,671     26,177      9,830
  Total assets.........................................    745,779    681,676    549,490    352,506    213,905

  Loss and LAE payable.................................    185,822    158,451    129,755     98,399     81,997
  Unearned premium.....................................    114,758    118,732     87,346     37,382     15,142
  Total debt...........................................     16,500     16,661     44,908     28,944      3,673
  Shareholders' equity.................................    240,690    195,459    114,374     93,451     43,168

  Net tangible book value per share (2) (3)............  $    6.41  $    5.33  $    3.50  $    3.50  $    2.01
  Book value per share (2) (3).........................  $    6.71  $    5.65  $    3.89  $    3.50  $    2.01

--------------------------

(1) In a 1987 private placement, the Company sold shares of redeemable common stock, which incorporated a redemption obligation requiring the Company to repurchase such shares at a specified multiple of the then current book value. Prior to its October, 1992 initial public offering, the Company executed an agreement with the holders of the redeemable common stock whereby the redemption obligation would terminate upon the effective date of the initial public offering. During the period in which the redemption obligation was in force, the Company was required to reduce its earnings by an amount equal to the increase in the redemption value of the redeemable common stock and concurrently increase the book value of the redeemable common stock by a like amount. On October 28, 1992, the effective date of the Company's initial public offering, the redemption obligation terminated.

(2) These amounts have been adjusted to reflect the effects of the three-for-two stock split payable as a 50% stock dividend to shareholders of record March 15, 1994, and the five-for-two stock split payable as a 150% stock dividend to shareholders of record April 30, 1996.

(3) Book value per share is calculated by dividing shares outstanding into total shareholders' equity. Net tangible book value per share uses total shareholders' equity less goodwill as the numerator.

(4) Effective October 1, 1994, the Company acquired 100% of the stock of IMG and MEIB. Both acquisitions were accounted for using the purchase method. Therefore, the results of operations from both companies are included in the consolidated statements of earnings beginning October 1, 1994 and assets and liabilities of IMG and MEIB have been included in the consolidated balance sheets beginning October 1, 1994.

(5) On May 24, 1996, the Company acquired 100% of the outstanding common stock of LDG. This business combination has been accounted for as a pooling-of-interests and, accordingly, the consolidated financial data shown in this table has been restated to include the accounts and operations of LDG for all periods presented. On November 27, 1996, the Company acquired 100% of the outstanding shares of NASRA. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

(6) The pro forma amounts shown include the following adjustments relating to the merger of LDG and HCCH: a) to eliminate the non-recurring compensatory stock grant and expenses related to the merger, and b) to reflect appropriate Federal income tax expense on LDG's earnings for the period LDG was an S Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

    FORWARD-LOOKING STATEMENTS IN THIS FORM 10-K ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING REGULATIONS IN FOREIGN COUNTRIES, THE EFFECT OF PENDING ACQUISITIONS, AS WELL AS GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. PLEASE REFER TO THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY WITHOUT CHARGE, FOR FURTHER INFORMATION.

GENERAL

    The Company's primary sources of revenue are earned premium and investment income derived from its insurance operations, and fee and commission income from its insurance agency operations. The Company's core underwriting activities involve providing aviation, marine, offshore energy, property, and accident and health insurance, which is underwritten on both a direct and a reinsurance basis. The Company concentrates on first party, physical damage coverages and lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company. The Company also selectively underwrites a small amount of excess treaty reinsurance. The Company's agencies market and service medical stop-loss, occupational accident and excess coverage insurance products plus large complicated insurance and reinsurance programs on behalf of multinational clients. They also place reinsurance for the Company's insurance operations and other insurance companies.

    During recent years, the Company has substantially increased its capital and surplus through the issuance of equity securities, incurrence of debt, and earnings, thereby enabling it to increase its underwriting capacity. The Company has utilized this additional capital by increasing underwriting activity across many of its core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in time. In each line of business, the Company also cedes premiums through the purchase of reinsurance in types and amounts appropriate to the line of business, market conditions and the Company's desired net risk retention profile. Accordingly, the Company has substantially increased both its GWP and NWP, although with different relative increases in each line of business. In addition, because the Company's operating expense and loss and LAE have not increased as quickly as its premium volume, the Company has been able to substantially expand its operating margins.

RESULTS OF OPERATIONS

    The following table sets forth certain premium revenue information for the periods indicated (dollars in thousands):

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                            ----------------------------------
                                                                               1996        1995        1994
                                                                            ----------  ----------  ----------
Direct....................................................................  $   84,166  $  111,466  $   97,585
Reinsurance assumed.......................................................     146,589     127,492      95,293
                                                                            ----------  ----------  ----------
      Gross written premium...............................................     230,755     238,958     192,878
Reinsurance ceded.........................................................    (133,979)   (140,172)   (133,184)
                                                                            ----------  ----------  ----------
      Net written premium.................................................      96,776      98,786      59,694
Increase in unearned premium..............................................      (3,462)    (18,775)    (12,860)
                                                                            ----------  ----------  ----------
      Net earned premium..................................................  $   93,314  $   80,011  $   46,834
                                                                            ----------  ----------  ----------
                                                                            ----------  ----------  ----------

    The following table sets forth the relationships of certain income statement items as a percent of total revenue for the periods indicated:

                                                                                  FOR THE YEARS ENDED DECEMBER
                                                                                               31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Net earned premium.............................................................       61.3%      62.9%      54.8%
Fee and commission income......................................................       25.3       25.9       33.3
All other income...............................................................       13.4       11.2       11.9
                                                                                 ---------  ---------  ---------
      Total revenue............................................................      100.0      100.0      100.0
Loss and LAE...................................................................       33.7       39.1       34.6
Net operating expense..........................................................       24.3       32.9       39.9
All other expense..............................................................       17.9        1.8        2.3
                                                                                 ---------  ---------  ---------
      Earnings before taxes....................................................       24.1       26.2       23.2
Income taxes...................................................................        4.9        7.1        5.3
                                                                                 ---------  ---------  ---------
      Net earnings.............................................................       19.2%      19.1%      17.9%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

    Total revenue during 1996 increased 20% to $152.2 million from $127.2 million in 1995. 1996 GWP decreased to $230.8 million from $239.0 million in 1995, while 1996 NWP decreased from $98.8 million to $96.8 million. The decrease in written premium was a result of the planned exit from the offshore energy business as a result of increased competition that has driven rates below acceptable levels, as well as the softening in marine rates and, more recently, property rates. Net earned premium in 1996 increased from $80.0 million to $93.3 million, reflecting the large increase in written premium during 1995.

    Fee and commission (non-risk bearing) income in 1996 increased 17% to $38.5 million from $32.9 million in 1995, reflecting increased agency activities. Net investment income increased 16% to $15.4 million in 1996 from $13.3 million in 1995 reflecting a higher level of investment assets.

    Realized investment gains from sales of marketable equity securities were $5.3 million during 1996 compared to $1.1 million during 1995. Realized investment losses from dispositions of fixed income securities were $201,000 during 1996, compared to losses of $11,000 during 1995. During 1996, the Company liquidated most of its equity security portfolio and redeployed those investment assets into fixed income securities.

    Loss and LAE increased $1.5 million in 1996, to $51.2 million, reflecting the overall increase in business. During 1996, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $1.6 million in 1995. However, during 1996, the Company had gross loss and LAE deficiency of $45.8 million. The gross deficiency comes from two primary sources. The first source is the development of several large claims on individual policies which were substantially reinsured. These losses were either reported late or reserves were increased as subsequent information became available. However, because these policies were substantially reinsured, there is no material effect on a net basis. The second source is the run-off of the excess of loss "spiral" business which the Company ceased writing in 1991. This development is due to the delay in reporting of catastrophe losses by the London market, coupled with the unprecedented number of catastrophes and subsequent insurance company insolvencies. As the Company did not have enough representative years' underwriting experience upon which to base a more accurate estimate, significant gross development has been experienced. However, this business is substantially reinsured, thereby not having a material effect on the Company's current operations or shareholders' equity. The Company continues to believe it has materially provided for all net incurred losses.

    Compensation expense decreased $6.4 million or 24% in 1996, to $20.4 million due primarily to changes in compensation to LDG's previous principal shareholders.

    Interest expense during 1996 decreased 48% to $1.2 million from $2.2 million during 1995 due to the reduced level of indebtedness as a portion of the proceeds of a June, 1995, public offering of Common Stock which was used to retire debt.

    Income tax expense decreased to $7.3 million in 1996, compared to $9.0 million in 1995. The decrease in income tax expense was a result of a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain LDG employees. Also, as an S corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income taxes for both years, additional income tax expense of $2.3 million and $722,000 would have been recorded during the years ended December 31, 1996 and 1995, respectively.

    Net earnings increased 20% to $29.3 million in 1996 from $24.3 million in 1995. Included in these amounts were merger related expenses of $2.1 million and a non-recurring compensation expense of $14.4 million (net of a $9.6 million tax benefit) recorded by LDG in connection with a compensatory stock grant from LDG's majority shareholder to certain key employees prior to the Company's May, 1996, acquisition of LDG. The compensation expense was a non-cash item however, $9.6 million of actual cash tax savings will be recognized. Earnings per share increased 8% to $0.81 in 1996 from $0.75 in 1995. Excluding the non-recurring compensation charge and the merger related expenses, net earnings in 1996 would have been $43.7 million, an increase of 56% over comparable 1995 amounts and earnings per share would have been $1.21, a 41% increase over comparable 1995 amounts. The non-recurring compensation expense also caused the net loss for the agency segment during 1996.

    The Company's insurance company subsidiaries' statutory combined ratio was 72.0% for 1996 compared to 74.9% in 1995. The Company's combined ratio remains significantly better than the industry average.

YEAR ENDED DECEMBER 31, 1995 VERSUS YEAR ENDED DECEMBER 31, 1994

    Total revenue during 1995 increased 49% to $127.2 million from $85.5 million in 1994. GWP increased 24% to $239.0 million from $192.9 million in 1994, while 1995 NWP increased 65% from $59.7 million to $98.8 million. Accordingly, net earned premium in 1995 increased 71% from $46.8 million to $80.0 million. These increases were due to substantial new business, rate increases on some renewals, particularly property and aviation, and increased retentions.

    Fee and commission (non-risk bearing) income in 1995 increased 16% to $32.9 million from $28.5 million in 1994, reflecting increased agency activities. Net investment income increased 39% to $13.3 million in 1995 from $9.5 million in 1994 reflecting a substantially higher level of investment assets due to increased operating cash flow and the deployment of the proceeds from a public offering of the Company's Common Stock.

    Realized investment gains from sales of marketable equity securities were $1.1 million during 1995 compared to $775,000 during 1994. Realized investment losses from sales of fixed income securities were $11,000 during 1995, compared to losses of $89,000 during 1994.

    Loss and LAE increased $20.2 million in 1995, to $49.8 million, reflecting the overall increase in business written. During 1995, the Company had net loss and LAE redundancy of $1.6 million relating to prior year losses compared to a deficiency of $717,000 in 1994. However, during 1995, the Company had gross loss and LAE deficiency of $18.4 million. A substantial portion of this gross deficiency relates to the run-off of the excess of loss "spiral" business which the Company ceased writing in 1991. This development is due to the delay in reporting of catastrophe losses by the London market, coupled with the unprecedented number of catastrophes and subsequent insurance company insolvencies. As the Company did not have enough representative years' underwriting experience to base a more accurate estimate on, significant gross development has been experienced. However, this business is substantially reinsured, thereby not having a material effect on the Company's current operations or shareholders' equity. The Company continues to believe it has materially provided for all net incurred losses.

    Interest expense during 1995 increased 14% to $2.2 million from $2.0 million during 1994 due to the increased level of indebtedness during the first six months of 1995, which was incurred during late 1994 to fund the acquisitions of IMG and MEIB.

    Net earnings increased 59% to $24.3 million from $15.3 million in 1994. This increase was principally a result of more efficient and continued profitable underwriting plus higher investment income and fee and commission income.

    Earnings per share in 1995 increased 36% to $0.75 from $0.55 in 1994. This reflects the 59% increase in net earnings partially offset by the 17% increase in weighted average shares outstanding as a result of HCCH's 1994 acquisitions and 1995 public stock offering.

    HCCH's insurance company subsidiaries' statutory combined ratio was 74.9% for 1995 compared to 74.8% in 1994. HCCH's combined ratio remains significantly better than the industry average.

LIQUIDITY AND CAPITAL RESOURCES

    HCCH completed an initial public offering of 1,437,500 shares (pre splits) of Common Stock during October, 1992 and secondary public offerings of 1,254,200 shares (pre splits) of Common Stock in September, 1993 and 2,012,500 shares (pre split) of Common Stock in June, 1995. The offerings dramatically improved the capital resources of the Company. The net proceeds of the offerings have been used to reduce the Company's indebtedness and to contribute capital to the insurance company subsidiaries. HCC now has more than $150 million in policyholders' surplus and IMG has more than $59 million. This additional capital enables both HCC and IMG to write significantly more premium income. The initial public offering also resulted in the termination of all redemption rights previously held by certain shareholders.

    The Company receives substantial cash from premiums and reinsurance recoverables, and, to a lesser extent, investment income, proceeds from sales and redemptions of investment assets and fee and commission income. The principal cash outflows are for the payment of claims, payment of premiums to reinsurers, purchase of investments, debt service, LAE, policy acquisition costs, operating expense, income and other taxes and dividends.

    During 1996, HCC renewed its existing credit facility which provides for a $12 million bank line of credit for the issuance of letters of credit and for short-term borrowings at the prime rate of interest. This line is collateralized by securities with a market value equal to 125% of the total sum of the letters of credit issued and cash advances outstanding. This facility matures on April 30, 1997. As of December 31, 1996, letters of credit in the amount of $4.6 million were issued on behalf of the HCC to collateralize certain reinsurance obligations, however no cash advances were outstanding under this line and, therefore, $7.4 million is available for short-term borrowings under this facility.

    In January, 1997, the Company obtained an additional bank line of credit for $10.0 million. This credit facility provides for short-term borrowings and matures April 30, 1998. Interest is payable quarterly at either (i) variable at the banks prime rate; or (ii) fixed at the London Interbank Offering Rate ("LIBOR") plus 1 1/2%, at the option of the Company. The line of credit is collateralized by a pledge of all capital stock of HCC. This new line of credit improves the Company's short term liquidity.

    On September 14, 1993, HCCH borrowed $29.25 million from a bank. HCCH used the proceeds to retire previous indebtedness and make a $10.0 million capital contribution to HCC. The principal terms of the note, which matures on October 1, 1998 are (i) quarterly principal repayments of $1.5 million, increasing to $1.75 million; (ii) interest at the prime lending rate; (iii) collateralization by a pledge of all capital stock of HCC and substantially all of the common stock of IMG; and (iv) certain restrictive terms and conditions including restrictions on certain transactions in the Company's Common Stock or the capital stock of HCC and IMG and the maintenance of required financial ratios. During February, 1994, the note was amended by fixing the interest rate at 6.5% until February 7, 1997. Thereafter, the rate reverts to the prime lending rate or LIBOR plus 2.25%, at the Company's option. Additionally, the loan agreement prohibits the payment of dividends by the Company without the bank's approval. During 1995, the Company prepaid the first two installments of $1.5 million due in 1996. The bank deferred the second two installments due in 1996 until maturity. The Company paid the first 1997 quarterly payment of $1.5 million in January, 1997.

    The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. As of December 31, 1996, the Company had cash and short-term investments of approximately $56.3 million. The Company's consolidated investment portfolio of $320.3 million as of December 31, 1996, is available to provide additional liquidity and cash for operations.

    Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to its shareholders in any 12 month period, without the prior written consent of the Commissioner of Insurance, to the greater of net investment income or 10% of statutory policyholders' surplus. HCC paid no dividends in 1996 to HCCH. During 1997, HCC's ordinary dividend capacity will be approximately $15.1 million.

    The Company believes that its operating cash flows, short-term investments and the bank lines of credit will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

    At December 31, 1996, the Company had a net deferred tax asset of $11.5 million. Due to the Company's history of consistent earnings, strong operating cash flows, expectations for the future and the ability to hold investments to maturity, it is more likely than not that the Company will be able to realize the benefit of its deferred tax asset.

    As of December 31, 1996, HCC's total adjusted capital was $150.7 million, which is 1,332% of the NAIC authorized control level risk-based capital while TIC's total adjusted capital was $27.6 million, which is 17,928% of the NAIC authorized control level risk-based capital.

    Industry and regulatory guidelines suggest that a property and casualty insurer's annual statutory GWP should not exceed 900% of its statutory policyholders' surplus and NWP should not exceed 300% of its statutory policyholders' surplus. The Company maintains a premium to surplus ratio significantly lower than such guidelines, and for the year ended December 31, 1996, its annual statutory GWP was 108.8% of its statutory policyholders' surplus and NWP was 45.6% of its statutory policyholders' surplus.

IMPACT OF INFLATION

    The Company's operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amounts of loss and LAE are known. Although management considers the potential effects of inflation when setting premiums, for competitive reasons, such premiums may not adequately compensate the Company for the effects of inflation. However, as the majority of the Company's business is comprised of lines which have short lead times between the occurrence of an insured event, reporting of the claims to the Company and the final settlement of the claims, the effects of inflation are minimized.

    A significant portion of the Company's revenue is related to healthcare insurance and reinsurance products which are subject to the effects of the underlying inflation of medical costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins being possible. No express provision for inflation is made, although trends are considered when setting underwriting terms and claim reserves for purposes of determining revenue from underwriting profit commission. Such reserves are subject to a continuing review process to assess their adequacy and are adjusted as deemed appropriate. In addition, the market value of the investments held by the Company varies depending on economic and market conditions and interest rates, which are highly sensitive to the policies of governmental and regulatory authorities. Any significant change in interest rates could therefore have a material adverse effect on the market value of the Company's investments.

EXCHANGE RATE FLUCTUATIONS

    The Company underwrites risks which are denominated in a number of foreign currencies. It establishes and maintains loss reserves with respect to these policies in their respective currencies. These reserves are subject to exchange rate fluctuations which can have an effect on the Company's net earnings. The Company's principal area of exposure is with respect to fluctuation in the exchange rate between the British Pound Sterling and the United States Dollar. For the years ended December 31, 1996, 1995 and 1994, the gain (loss) from currency conversion was ($181,000), ($209,000) and $203,000, respectively.

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily British Pound Sterling. The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1996, the average Sterling liability, for subsidiaries whose functional currency was the United States dollar, was approximately L907,000 ($1.6 million at the December 31, 1996, rate of exchange) which was hedged by an average open forward contract balance of approximately L460,000 ($785,000 at the December 31, 1996, rate of exchange). There was one open foreign currency forward contract as of December 31, 1996, to purchase L500,000 ($856,000 at the December 31, 1996, rate of exchange) with a maturity of January, 1997. During January, 1997, the Company entered into a foreign currency forward contract totaling L500,000 ($856,000 at the December 31, 1996, rate of exchange). The Company expects to continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In February, 1997, the Financial Accounting Standards Board issued SFAS No.128 "Earnings Per Share". SFAS No.128 is effective for fiscal years ending after December 15, 1997. Early application is not permitted. SFAS No.128 modifies the denominator to be used in the earnings per share calculations, and requires additional disclosures of the calculations. However, the statement will have no effect on the Company's net earnings, shareholders' equity or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this section are submitted as part of Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1996, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The financial statements and schedules listed in the accompanying index on page 32 are filed as part of this report.

EXHIBITS

    The exhibits listed on the accompanying Index to Exhibits on page 33 are filed as part of this report.

REPORTS ON FORM 8-K

    On December 11, 1996, the Registrant filed a report on Form 8-K reporting the consummation of the acquisition of all the outstanding shares of common stock of NASRA.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HCC INSURANCE HOLDINGS, INC.
                                (Registrant)

                                By:              /s/ STEPHEN L. WAY
                                     ------------------------------------------
                                                   Stephen L. Way
                                               CHAIRMAN OF THE BOARD
Dated: March 27, 1997                       AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
      /s/ STEPHEN L. WAY          Directors and Chief
------------------------------    Executive Officer            March 27, 1997
       (Stephen L. Way)           (Principal Executive
                                  Officer)

   /s/ STEPHEN J. LOCKWOOD*
------------------------------  Director, President            March 27, 1997
    (Stephen J. Lockwood)

                                Executive Vice President,
                                  Secretary and Chief
    /s/ FRANK J. BRAMANTI         Financial Officer
------------------------------    (Principal Financial         March 27, 1997
     (Frank J. Bramanti)          Officer and Principal
                                  Accounting Officer)

     /s/ JAMES M. BERRY*
------------------------------  Director                       March 27, 1997
       (James M. Berry)

   /s/ PATRICK B. COLLINS*
------------------------------  Director                       March 27, 1997
     (Patrick B. Collins)

   /s/ J. ROBERT DICKERSON*
------------------------------  Director                       March 27, 1997
    (J. Robert Dickerson)

   /s/ EDWIN H. FRANK, III*
------------------------------  Director                       March 27, 1997
    (Edwin H. Frank, III)

    /s/ JOHN L. KAVANAUGH*
------------------------------  Director                       March 27, 1997
     (John L. Kavanaugh)

     /s/ WALTER J. LACK*
------------------------------  Director                       March 27, 1997
       (Walter J. Lack)

     /s/ HUGH T. WILSON*
------------------------------  Director                       March 27, 1997
       (Hugh T. Wilson)

*By:    /s/ FRANK J. BRAMANTI
      -------------------------
         Frank J. Bramanti,                                    March 27, 1997
          ATTORNEY-IN-FACT

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Accountants...................................................        F-1

Consolidated Balance Sheets at December 31, 1996 and 1995............................        F-3

Consolidated Statements of Earnings for each of the years in the three-year period
  ended December 31, 1996............................................................        F-4

Consolidated Statements of Changes in Shareholders' Equity for each of the years in
  the three-year period ended December 31, 1996......................................        F-5

Consolidated Statements of Cash Flows for each of the years in the three-year period
  ended December 31, 1996............................................................        F-8

Notes to Consolidated Financial Statements...........................................        F-9

SCHEDULES:

           Report of Independent Accountants.........................................        S-1

  Schedule 1 Summary of Investments other than Investments in Related Parties........        S-2

  Schedule 2 Condensed Financial Information of Registrant...........................        S-3

  Schedule 3 Supplementary Insurance Information.....................................        S-7

  Schedule 4 Reinsurance.............................................................        S-8

    Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and related notes thereto.

                               INDEX TO EXHIBITS

    (ITEMS DENOTED BY A LETTER ARE INCORPORATED BY REFERENCE TO OTHER DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS SET FORTH AT THE END OF THIS INDEX. ITEMS NOT DENOTED BY A LETTER ARE BEING FILED HEREWITH.)

EXHIBIT
NUMBER
------------

  (A)3.4      --Bylaws of HCC Insurance Holdings, Inc., as amended.

  (J)3.7      --Restated Certificate of Incorporation of HCC Holdings, Inc., filed with the Delaware Secretary of
                State on July 23, 1996.

  (A)4.1      --Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.

 (A)10.17     --Cost Allocation Agreement dated September 1, 1991, by and among HCC Holdings, A Texas Corporation,
                Houston Casualty Company, Trafalgar Reinsurance Company Ltd., Houston Re Corporation and HCC
                Underwriters, A Texas Corporation

 (A)10.19     --Agreement for Allocation of Federal Income Tax dated November 29, 1991, by and among HCC Holdings,
                Inc., Houston Casualty Company, SBS Insurance Holdings, Trafalgar Reinsurance Company, Ltd., HCC
                Underwriters and Houston Re Corporation

 (A)10.22     --Investment Advisory Agreement dated January 10, 1992 between Houston Casualty Company and William
                Blair & Company relating to investment services to be provided by William Blair & Company

 (A)10.23     --HCC Insurance Holdings, Inc. 1992 Incentive Stock Option Plan

 (A)10.24     --Program License Agreement dated April 29, 1992, by and between EPG America, Inc., and HCC Holdings,
                Inc. pertaining to license for the computer services described therein

 (B)10.227    --Loan Agreement dated August 24, 1993 in the original principal amount of $29,250,000 executed by HCC
                Insurance Holdings, Inc., payable to First Interstate Bank of Texas, N.A. together with Promissory
                Note and Commercial Pledge Agreement relating thereto.

 (B)10.227.1  --Change in Loan Agreement dated February 7, 1994 between HCC Insurance Holdings, Inc. and First
                Interstate Bank of Texas, N.A. relating to the $29,250,000 loan.

 (B)10.228    --Promissory Note dated February 25, 1994 in the original principal amount of $12,000,000 executed by
                Houston Casualty Company, payable to First Interstate Bank of Texas, N.A. together with Commercial
                Pledge Agreement relating thereto.

 (C)10.302    --Aircraft Dry Lease Agreement effective January 4, 1995 between SLW Aviation, Inc. and HCC Insurance
                Holdings, Inc.

 (C)10.303    --Stock Purchase Agreement effective January 1, 1994 between River Investments Limited and HCC
                Underwriters, A Texas Corporation related to the acquisition of 25% of Middle East Insurance Brokers
                Ltd.

 (C)10.304    --Stock Purchase Agreement effective October 1, 1994 between various shareholders of Middle East
                Insurance Brokers Ltd. and HCC Insurance Holdings, Inc. related to the acquisition of 75% of Middle
                East Insurance Brokers Ltd.

 (C)10.305    --Stock Purchase Agreement effective October 1, 1994 between various shareholders of International
                Marine & General Insurance Company Ltd. and HCC Insurance Holdings, Inc. related to the acquisition of 100% of International Marine & General Insurance Company Ltd.

EXHIBIT
NUMBER
------------
 (C)10.306    --Loan Agreement dated November 29, 1994 in the original principal amount of $20,000,000 executed by
                HCC Insurance Holdings, Inc., payable to First Interstate Bank of Texas, N.A. together with the
                Promissory Note.

 (D)10.320    --Promissory note dated April 30, 1995, in the original principal amount of $12,000,000 executed by
                Houston Casualty Company, payable to First Interstate Bank of Texas, N.A.

 (E)10.324    --HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock Option Plan.

 (F)10.325    --HCC Insurance Holdings, Inc. 1995 Flexible Stock Option Plan.

 (H)10.326    --Agreement and Plan of Reorganization dated February 22, 1996 between various shareholders of LDG
                Management Company Incorporated and affiliated companies and HCC Insurance Holdings, Inc. related to the acquisition of 100% of the common stock of LDG Management Company Incorporated and affiliated companies.

 (I)10.327    --Agreement and Plan of Reorganization dated February 28, 1997 between AVEMCO Corporation and HCC
                Insurance Holdings, Inc. related to the intent to merge in a stock for stock transaction.

 (J)10.328    --HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan.

 (K)10.329    --HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan.

    10.330    --Agreement and Plan of Reorganization dated November 27, 1996 between various shareholders of North
                American Special Risk Associates and affiliated companies and HCC Insurance Holdings, Inc. related to the acquisition of 100% of the common stock of North American Special Risk Associates, Inc. and affiliated companies.

    10.331    --Agreement of Purchase and Sale dated January 23, 1997, between TRM International, Inc., Unicover
                Manager, Inc., North American Special Risk Associates, Inc. and HCC Insurance Holdings, Inc.

    10.332    --Revolving Line of Credit Note dated October 7, 1996, in the original principal amount of $12,000,000 executed by Houston Casualty Company, payable to Wells Fargo Bank (Texas), National Association together with Credit Agreement and General Pledge Agreement and Amendment relating thereto.

    10.333    --Revolving Line of Credit Note dated January 10, 1997, in the original principal amount of $10,000,000 executed by HCC Insurance Holdings, Inc., payable to Wells Fargo Bank (Texas), National Association together with Credit Agreement and General Pledge Agreement relating thereto.

    11        --Statement Regarding Computation of Earnings Per Share

    12        --Statement Regarding Computation of Ratios

    21        --Subsidiaries of HCC Insurance Holdings, Inc.

 (G)24        --Powers of Attorney

    27        --EDGAR Financial Data Schedule

    28        --Information from reports furnished to the State Boards of Insurance

                               INDEX TO EXHIBITS

(A) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement (Registration No. 33-48737) filed October 27, 1992.

(B) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10K for the fiscal year ended December 31, 1993 filed March 30, 1994.

(C) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10K for the fiscal year ended December 31, 1994 filed March 30, 1995.

(D) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10Q for the fiscal quarter ended March 31, 1995 filed May 16, 1995.

(E) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(F) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94468) filed July 11, 1995.

(G) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10K for fiscal year ended December 31, 1995 filed March 28, 1996.

(H) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement (Registration No. 333-3652) filed April 15, 1996.

(I) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc. Preliminary Registration Statement filed March 7, 1997.

(J) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-14479) filed October 18, 1996.

(K) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-14471) filed October 18, 1996.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

    We have audited the accompanying consolidated balance sheets of HCC Insurance Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of HCC Insurance Holdings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1994 financial statements of LDG Management Company Incorporated and Affiliates, which statements reflect total revenues constituting 30 percent and net earnings constituting 12 percent of the related consolidated financial statement totals for the year ended December 31, 1994. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for LDG Management Company Incorporated and Affiliates for 1994, is based solely on the report of the other auditors.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCC Insurance Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
March 27, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
LDG Management Company Incorporated and Affiliates
Wakefield, Massachusetts

    We have audited the combined statements of earnings, changes in shareholders' equity, and cash flow of LDG Management Company Incorporated (an S corporation) and Affiliates (S corporations) for the year ended December 31, 1994. These combined financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these combined financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined results of operations of LDG Management Company Incorporated and Affiliates and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

                                          TONNESON & COMPANY C.P.A.'s P.C.

Wakefield, Massachusetts
April 6, 1995

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
ASSETS
Investments:
  Securities available for sale:
    Fixed income securities, at market (cost: 1996 $262,667,000; 1995
      $231,807,000)..............................................................  $  264,727,000  $  234,881,000
    Marketable equity securities, at market (cost: 1996 $2,481,000 ; 1995
      $10,097,000)...............................................................       2,433,000      13,812,000
  Mortgage loans, at unpaid principal balance, net...............................        --                81,000
  Short-term investments, at cost, which approximates market.....................      53,100,000      56,513,000
                                                                                   --------------  --------------
      Total investments..........................................................     320,260,000     305,287,000

Cash.............................................................................       3,212,000       3,574,000
Restricted cash and short-term investments.......................................      44,363,000      23,495,000
Reinsurance recoverables.........................................................     123,181,000     103,408,000
Premium, claims and other receivables............................................     139,109,000     130,384,000
Ceded unearned premium...........................................................      65,845,000      73,282,000
Deferred policy acquisition costs................................................      16,843,000      16,431,000
Property and equipment, net......................................................       9,135,000       9,440,000
Deferred income tax..............................................................      11,524,000       2,921,000
Other assets, net................................................................      12,307,000      13,454,000
                                                                                   --------------  --------------
      Total assets...............................................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES
Loss and loss adjustment expense payable.........................................  $  185,822,000  $  158,451,000
Reinsurance balances payable.....................................................      43,900,000      68,463,000
Unearned premium.................................................................     114,758,000     118,732,000
Deferred ceding commissions......................................................      15,418,000      17,497,000
Premium and claims payable.......................................................     119,524,000      96,122,000
Notes payable....................................................................      16,500,000      16,661,000
Accounts payable and accrued liabilities.........................................       9,167,000      10,291,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     505,089,000     486,217,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 100,000,000 shares authorized; (issued and
  outstanding: 1996 35,850,832 shares; 1995 13,838,802 shares)...................      35,851,000      13,839,000
Additional paid-in capital.......................................................     131,240,000     123,257,000
Retained earnings................................................................      72,169,000      53,950,000
Unrealized investment gain, net..................................................       1,303,000       4,417,000
Foreign currency translation adjustment..........................................         127,000          (4,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................     240,690,000     195,459,000
                                                                                   --------------  --------------
      Total liabilities and shareholders' equity.................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
REVENUE
Net earned premium..................................................  $  93,314,000  $  80,011,000  $  46,834,000
Fee and commission income...........................................     38,462,000     32,887,000     28,456,000
Net investment income...............................................     15,372,000     13,250,000      9,533,000
Net realized investment gain........................................      5,097,000      1,061,000        682,000
                                                                      -------------  -------------  -------------
      Total revenue.................................................    152,245,000    127,209,000     85,505,000

EXPENSE
Loss and loss adjustment expense....................................     51,242,000     49,769,000     29,588,000
Operating expense:
  Policy acquisition costs..........................................     34,110,000     29,748,000     21,729,000
  Compensation expense..............................................     20,353,000     26,790,000     23,900,000
  Other operating expense...........................................     12,855,000     12,591,000      8,660,000
  Ceding commissions................................................    (30,268,000)   (27,228,000)   (20,210,000)
                                                                      -------------  -------------  -------------
      Net operating expense.........................................     37,050,000     41,901,000     34,079,000
Compensatory stock grant and merger related expenses................     26,160,000       --             --
Interest expense....................................................      1,166,000      2,247,000      1,972,000
                                                                      -------------  -------------  -------------
      Total expense.................................................    115,618,000     93,917,000     65,639,000
                                                                      -------------  -------------  -------------
      Earnings before income tax provision..........................     36,627,000     33,292,000     19,866,000
Income tax provision................................................      7,329,000      8,955,000      4,598,000
                                                                      -------------  -------------  -------------
      Net earnings..................................................  $  29,298,000  $  24,337,000  $  15,268,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
EARNINGS PER SHARE DATA:
Earnings per share..................................................  $        0.81  $        0.75  $        0.55
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding.................................     35,965,000     32,667,000     27,910,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
PRO FORMA INFORMATION (SEE NOTE 2):
Net earnings........................................................  $  43,655,000
                                                                      -------------
                                                                      -------------
Earnings per share..................................................  $        1.21
                                                                      -------------
                                                                      -------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 ADDITIONAL                    UNREALIZED
                                                                   COMMON         PAID-IN        RETAINED      INVESTMENT
                                                                    STOCK         CAPITAL        EARNINGS      GAIN (LOSS)
                                                                -------------  --------------  -------------  -------------
BALANCE AS OF DECEMBER 31, 1993...............................  $  10,691,000  $   61,721,000  $  18,029,000  $   3,035,000
128,588 shares of Common Stock issued for exercise of options,
 including tax benefit of $659,000............................        128,000       1,216,000       --             --
947,619 shares of Common Stock issued to acquire subsidiaries, net of 64,950 shares of Common Stock acquired as treasury
 stock........................................................        948,000      11,983,000       --             --
Capital contributions to LDG prior to merger..................       --               313,000       --             --
Net earnings..................................................       --              --           15,268,000       --
Dividends to shareholders of LDG prior to merger..............       --              --           (1,855,000)      --
Unrealized investment loss on fixed income securities, net of
 deferred tax benefit of $4,270,000...........................       --              --             --           (8,017,000)
Unrealized investment loss on marketable equity securities,
 net of deferred tax benefit of $148,000......................       --              --             --             (319,000)
Sale of 64,950 shares of treasury stock.......................       --             1,247,000       --             --
Other.........................................................       --              --             --             --
                                                                -------------  --------------  -------------  -------------
    BALANCE AS OF DECEMBER 31, 1994...........................  $  11,767,000  $   76,480,000  $  31,442,000  $  (5,301,000)

                                                                  FOREIGN
                                                                 CURRENCY        TOTAL
                                                                TRANSLATION  SHAREHOLDERS'
                                                                ADJUSTMENT       EQUITY
                                                                -----------  --------------
BALANCE AS OF DECEMBER 31, 1993...............................   $ (25,000)  $   93,451,000
128,588 shares of Common Stock issued for exercise of options,
 including tax benefit of $659,000............................      --            1,344,000
947,619 shares of Common Stock issued to acquire subsidiaries, net of 64,950 shares of Common Stock acquired as treasury
 stock........................................................      --           12,931,000
Capital contributions to LDG prior to merger..................      --              313,000
Net earnings..................................................      --           15,268,000
Dividends to shareholders of LDG prior to merger..............      --           (1,855,000)
Unrealized investment loss on fixed income securities, net of
 deferred tax benefit of $4,270,000...........................      --           (8,017,000)
Unrealized investment loss on marketable equity securities,
 net of deferred tax benefit of $148,000......................      --             (319,000)
Sale of 64,950 shares of treasury stock.......................      --            1,247,000
Other.........................................................      11,000           11,000
                                                                -----------  --------------
    BALANCE AS OF DECEMBER 31, 1994...........................   $ (14,000)  $  114,374,000

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 ADDITIONAL                    UNREALIZED
                                                                   COMMON         PAID-IN        RETAINED      INVESTMENT
                                                                    STOCK         CAPITAL        EARNINGS      GAIN (LOSS)
                                                                -------------  --------------  -------------  -------------
BALANCE AS OF DECEMBER 31, 1994...............................  $  11,767,000  $   76,480,000  $  31,442,000  $  (5,301,000)
58,876 shares of Common Stock issued for exercise of options,
 including tax benefit of $252,000............................         59,000         770,000       --             --
2,012,500 shares of Common Stock issued in public offering,
 net of costs.................................................      2,013,000      45,957,000       --             --
Capital contribution to LDG prior to merger...................       --                50,000       --             --
Net earnings..................................................       --              --           24,337,000       --
Dividends to shareholders of LDG prior to merger..............       --              --           (1,829,000)      --
Unrealized investment gain on fixed income securities, net of
 deferred tax charge of $4,293,000............................       --              --             --            7,973,000
Unrealized investment gain on marketable equity securities,
 net of deferred tax charge of $934,000.......................       --              --             --            1,745,000
Other.........................................................       --              --             --             --
                                                                -------------  --------------  -------------  -------------
    BALANCE AS OF DECEMBER 31, 1995...........................  $  13,839,000  $  123,257,000  $  53,950,000  $   4,417,000

                                                                  FOREIGN
                                                                 CURRENCY        TOTAL
                                                                TRANSLATION  SHAREHOLDERS'
                                                                ADJUSTMENT       EQUITY
                                                                -----------  --------------
BALANCE AS OF DECEMBER 31, 1994...............................   $ (14,000)  $  114,374,000
58,876 shares of Common Stock issued for exercise of options,
 including tax benefit of $252,000............................      --              829,000
2,012,500 shares of Common Stock issued in public offering,
 net of costs.................................................      --           47,970,000
Capital contribution to LDG prior to merger...................      --               50,000
Net earnings..................................................      --           24,337,000
Dividends to shareholders of LDG prior to merger..............      --           (1,829,000)
Unrealized investment gain on fixed income securities, net of
 deferred tax charge of $4,293,000............................      --            7,973,000
Unrealized investment gain on marketable equity securities,
 net of deferred tax charge of $934,000.......................      --            1,745,000
Other.........................................................      10,000           10,000
                                                                -----------  --------------
    BALANCE AS OF DECEMBER 31, 1995...........................   $  (4,000)  $  195,459,000

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                 ADDITIONAL                    UNREALIZED
                                                                   COMMON         PAID-IN        RETAINED      INVESTMENT
                                                                    STOCK         CAPITAL        EARNINGS      GAIN (LOSS)
                                                                -------------  --------------  -------------  -------------
BALANCE AS OF DECEMBER 31, 1995...............................  $  13,839,000  $  123,257,000  $  53,950,000  $   4,417,000
20,758,172 shares of Common Stock issued for 150% stock
 dividend (see note 1)........................................     20,758,000     (20,758,000)      --             --
117,458 shares of Common Stock issued for exercise of options,
 including tax benefit of $366,000............................        118,000         725,000       --             --
Net earnings..................................................       --              --           29,298,000       --
Cash dividends declared, $0.06 per share......................       --              --           (2,104,000)      --
Compensatory grant of LDG stock prior to merger...............       --            23,682,000       --             --
Dividends to shareholders of LDG prior to merger..............       --              --           (3,683,000)      --
Capitalize undistributed earnings of LDG upon conversion from
 S Corporation................................................       --             3,840,000     (3,840,000)      --
1,136,400 shares of Common Stock issued for NASRA
 combination..................................................      1,136,000        --           (1,452,000)      --
Unrealized investment loss on fixed income securities, net of
 deferred tax benefit of $355,000.............................       --              --             --             (659,000)
Unrealized investment loss on marketable equity securities,
 net of deferred tax benefit of $1,307,000....................       --              --             --           (2,455,000)
Other.........................................................       --               494,000       --             --
                                                                -------------  --------------  -------------  -------------
    BALANCE AS OF DECEMBER 31, 1996...........................  $  35,851,000  $  131,240,000  $  72,169,000  $   1,303,000
                                                                -------------  --------------  -------------  -------------
                                                                -------------  --------------  -------------  -------------

                                                                  FOREIGN
                                                                 CURRENCY        TOTAL
                                                                TRANSLATION  SHAREHOLDERS'
                                                                ADJUSTMENT       EQUITY
                                                                -----------  --------------
BALANCE AS OF DECEMBER 31, 1995...............................   $  (4,000)  $  195,459,000
20,758,172 shares of Common Stock issued for 150% stock
 dividend (see note 1)........................................      --             --
117,458 shares of Common Stock issued for exercise of options,
 including tax benefit of $366,000............................      --              843,000
Net earnings..................................................      --           29,298,000
Cash dividends declared, $0.06 per share......................      --           (2,104,000)
Compensatory grant of LDG stock prior to merger...............      --           23,682,000
Dividends to shareholders of LDG prior to merger..............      --           (3,683,000)
Capitalize undistributed earnings of LDG upon conversion from
 S Corporation................................................      --             --
1,136,400 shares of Common Stock issued for NASRA
 combination..................................................      --             (316,000)
Unrealized investment loss on fixed income securities, net of
 deferred tax benefit of $355,000.............................      --             (659,000)
Unrealized investment loss on marketable equity securities,
 net of deferred tax benefit of $1,307,000....................      --           (2,455,000)
Other.........................................................     131,000          625,000
                                                                -----------  --------------
    BALANCE AS OF DECEMBER 31, 1996...........................   $ 127,000   $  240,690,000
                                                                -----------  --------------
                                                                -----------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1996            1995           1994
                                                                     -------------  --------------  -------------
Cash flows from operating activities:
  Net earnings.....................................................  $  29,298,000  $   24,337,000  $  15,268,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Change in reinsurance recoverables.............................    (19,773,000)     (3,946,000)   (25,233,000)
    Change in premium, claims and other receivables................     (8,725,000)    (16,680,000)   (56,061,000)
    Change in ceded unearned premium...............................      7,437,000     (12,611,000)   (34,926,000)
    Change in deferred policy acquisition costs, net...............     (2,491,000)       (419,000)     1,115,000
    Change in deferred income tax, net of tax effect of unrealized
    gain or loss...................................................     (6,941,000)     (1,545,000)    (1,181,000)
    Change in loss and loss adjustment expense payable.............     27,371,000      28,696,000     28,746,000
    Change in reinsurance balances payable.........................    (24,563,000)        403,000     32,922,000
    Change in unearned premium.....................................     (3,974,000)     31,386,000     47,786,000
    Change in premium and claims payable, net of restricted cash...      2,534,000       7,577,000     21,258,000
    Change in accounts payable and accrued liabilities.............     (1,841,000)      4,027,000        645,000
    Net realized investment gain...................................     (5,097,000)     (1,061,000)      (682,000)
    Noncash compensation expense...................................     24,176,000        --             --
    Depreciation and amortization expense..........................      2,318,000       1,700,000      1,284,000
    Other, net.....................................................      3,126,000         767,000        328,000
                                                                     -------------  --------------  -------------
      Cash provided by operating activities........................     22,855,000      62,631,000     31,269,000
Cash flows from investing activities:
  Sales of fixed income securities.................................      3,465,000      21,388,000     24,002,000
  Maturity or call of fixed income securities......................      8,285,000       8,162,000         25,000
  Sales of equity securities.......................................     18,211,000       9,458,000      9,104,000
  Net cash (paid) received in combinations.........................     (1,753,000)       --            1,979,000
  Cost of investments acquired.....................................    (48,807,000)   (107,639,000)   (73,738,000)
  Purchases of property and equipment..............................     (1,724,000)     (3,269,000)    (1,438,000)
  Other, net.......................................................         81,000       1,229,000        826,000
                                                                     -------------  --------------  -------------
      Cash used by investing activities............................    (22,242,000)    (70,671,000)   (39,240,000)
Cash flows from financing activities:
  Proceeds from notes payable......................................        250,000        --           20,110,000
  Sale of Common Stock, net of costs...............................        843,000      48,799,000      1,344,000
  Sales of treasury stock..........................................       --              --            1,247,000
  Capital contributions to LDG.....................................       --              --              313,000
  Payments on notes payable........................................       (411,000)    (28,247,000)    (4,146,000)
  Dividends paid...................................................     (5,070,000)     (1,507,000)    (1,855,000)
                                                                     -------------  --------------  -------------
      Cash provided (used) by financing activities.................     (4,388,000)     19,045,000     17,013,000
                                                                     -------------  --------------  -------------
      Net change in cash and short-term investments................     (3,775,000)     11,005,000      9,042,000
      Cash and short-term investments at beginning of year.........     60,087,000      49,082,000     40,040,000
                                                                     -------------  --------------  -------------
      Cash and short-term investments at end of year...............  $  56,312,000  $   60,087,000  $  49,082,000
                                                                     -------------  --------------  -------------
                                                                     -------------  --------------  -------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    HCC Insurance Holdings, Inc. and its subsidiaries (collectively, "the Company" or "HCCH"), include domestic and foreign property and casualty insurance companies and managing general agents, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. HCCH, through its subsidiaries, provides specialized property and casualty insurance to commercial customers worldwide, underwritten on both a direct and reinsurance basis, in the areas of aviation, marine, property, offshore energy and accident and health. The principal insurance company subsidiaries are Houston Casualty Company ("HCC") and Trafalgar Insurance Company ("TIC") in Houston, Texas and IMG Insurance Company Ltd. ("IMG") in Amman, Jordan. The agency subsidiaries provide underwriting management and intermediary services for insurance and reinsurance companies, primarily in the accident and health area, but also in the same lines of business that the insurance subsidiaries operate. The principal agency subsidiaries are LDG Management Company Incorporated ("LDG") in Wakefield, Massachusetts, HCC Underwriters, A Texas Corporation ("HCCU") in Houston, Texas; North American Special Risk Associates, Inc. ("NASRA") in Northbrook, Illinois and Middle East Insurance Brokers, Ltd. ("MEIB") in Amman, Jordan.

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. This affects amounts reported in the financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    A description of the significant accounting and reporting policies utilized by the Company in preparing the consolidated financial statements is as follows:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The business combinations with LDG and NASRA have been recorded as poolings-of-interests. The Company's financial statements have been restated to include the accounts and operations of LDG for all periods presented. The financial statements have not been restated to include NASRA due to immateriality. (see note 2).

INVESTMENTS

    Fixed income securities and marketable equity securities are classified as available for sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a direct increase or decrease to shareholders' equity, net of related deferred income tax, if any. Fixed income securities available for sale are purchased with the original intent to hold to maturity, but which may be available for sale if market conditions warrant, or if the Company's investment policies dictate, in order to maximize the Company's investment yield. Mortgage loans on real estate are stated at the aggregate unpaid principal balance less unamortized fees. Short-term investments and restricted short-term investments are carried at cost which approximates market value.

    The realized gain or loss on investment transactions is determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost, net of accumulated depreciation. Depreciation expense is provided using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

    Costs incurred in developing or purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the dates the systems are placed in service.

EARNED PREMIUM, DEFERRED POLICY ACQUISITION COSTS AND CEDING COMMISSIONS OF
  INSURANCE COMPANY SUBSIDIARIES

    Written premium, net of reinsurance, is generally included in earnings on a pro rata basis over the lives of the related policies. Policy acquisition costs related to unearned premium, which include commissions, taxes, fees and other direct costs of underwriting policies and ceding commissions allowed by reinsurers, which include expense allowances, are deferred and charged or credited to earnings on the same basis. Historical and current loss and loss adjustment expense experience are considered in determining the recoverability of deferred policy acquisition costs.

FEE AND COMMISSION INCOME

    Fee and commission income is recognized on the revenue recognition date, which is the later of the effective date of the policy, the date when the premium can be reasonably estimated, or the date when substantially all required services relating to the insurance placement have been rendered to the client. Commission income relating to additional or return premiums or other policy adjustments is recognized when the events occur and the amounts become known or can be estimated.

PREMIUM AND OTHER RECEIVABLES

    The Company has adopted the gross method for reporting receivables and payables on brokered transactions.

    Management considers all premium and other receivables to be collectable and, therefore, has not recorded an allowance for doubtful accounts.

LOSS AND LOSS ADJUSTMENT EXPENSE OF INSURANCE COMPANY SUBSIDIARIES

    Loss and loss adjustment expense is based on undiscounted estimates of payments to be made for reported and incurred but not reported losses ("IBNR"), net of reinsurance and anticipated salvage and subrogation receipts. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for IBNR are based both on the Company's and industry experience. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

REINSURANCE

    The Company records all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are estimated and recorded in a manner consistent with the underlying reinsured contracts. Management has recorded a reserve for uncollectible reinsurance based on estimates of collectability.

GOODWILL

    In connection with the Company's acquisitions of subsidiaries during 1994, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method over forty years. Management of the acquired businesses have successfully operated in the Companies' insurance markets for a number of years and, with the additional capital provided by the Company, will be positioned to take advantage of increased underwriting opportunities.

    The Company has no reason to expect major changes in the business conditions in which the acquired companies operate which might affect the recoverability of the recorded intangibles. However, in the event business conditions change, the recoverability will be re-evaluated based upon revised projections of future undiscounted operating income and cash flows and, if impaired, the balances will be adjusted accordingly. Amortization charged to income for the years ended December 31, 1996, 1995 and 1994, was $289,000, $289,000 and $72,000,
respectively.

CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers certificates of deposit, corporate demand notes receivable and commercial paper with original maturities of three months or less and money market funds as cash equivalents. These amounts are shown as short-term investments in the consolidated balance sheets. In conjunction with the management of reinsurance pools, the Company's agency subsidiaries withhold premium funds for the payment of claims which are shown as restricted cash and short-term investments on the consolidated balance sheets.

    The Company generally invests its excess cash with major banks and in investment grade commercial paper and repurchase agreements. These securities typically mature within 90 days and, therefore, bear minimal risk. The Company has not experienced any losses on these investments.

FOREIGN CURRENCY TRANSLATION

    The functional currency of most foreign subsidiaries is the United States dollar. Assets and liabilities recorded in foreign currencies are translated into United States dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. The Company's foreign currency transactions are principally denominated in British Pound Sterling. From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. Gains or losses in the market value of foreign currency forward contracts are recognized in the statements of earnings concurrently with the gains and losses on

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) the hedged balances. For the years ended December 31, 1996, 1995 and 1994, the gain (loss) from currency conversion was ($181,000), ($209,000) and $203,000, respectively.

    One subsidiary has a functional currency of the British Pound Sterling ("GBP"). Cumulative translation adjustment, representing the effect of translating this subsidiary's assets and liabilities into United States dollars is included in the foreign currency translation adjustment within shareholders' equity.

INCOME TAX

    The domestic companies and the foreign insurance company subsidiaries (which have all elected to be taxed as domestic companies) file a single consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. LDG was an S Corporation prior to its reorganization and merger with the Company. Therefore, Federal income tax expense was not provided for LDG's earnings until the S Corporation election was terminated. LDG is included in the Company's consolidated Federal income tax return beginning May 24, 1996.

EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the year divided into net earnings. The shares issued in connection with the combination with LDG are included in outstanding shares for all periods presented. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options. The difference between primary and fully diluted earnings per share is not material.

STOCK SPLITS

    In February, 1994, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on its shares of $1.00 par value Common Stock payable to shareholders of record March 15, 1994. This stock split was recorded retroactively as of December 31, 1993. In April, 1996, the Board of Directors declared a five-for-two stock split in the form of a 150% stock dividend on the Company's $1.00 par value Common Stock, payable to shareholders of record April 30, 1996. The par value of the Company's Common Stock remains unchanged. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the effects of the splits.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 is effective for fiscal years ending after December 15, 1997. Early application is not permitted. SFAS No. 128 modifies the denominator to be used in the earnings per share calculations, and requires additional disclosures of the calculations. However, the statement will have no effect on the Company's net earnings, shareholders' equity or cash flows.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

(2) ACQUISITIONS

IMG AND MEIB

    Effective January 1, 1994, the Company acquired a 25% interest in MEIB. Concurrent with the purchase of IMG on October 1, 1994, the Company acquired the remaining 75% interest, thereby making MEIB a wholly-owned subsidiary of the Company. To acquire 100% interest of MEIB the Company issued 109,524 shares (pre split) of its Common Stock and paid a total of $3.9 million. During the first nine months of 1994, the Company accounted for its 25% interest using the equity method and beginning October 1, 1994, MEIB's results of operations have been included in the consolidated statements of earnings.

    Effective October 1, 1994, the Company acquired 100% of the stock of IMG. IMG specializes in insuring large commercial risks, with an emphasis on energy related business. In exchange for IMG's stock, the Company issued 838,095 shares (pre split) of its Common Stock and paid $4.4 million. IMG's results of operations have been included in the consolidated statements of earnings beginning October 1, 1994.

    Both acquisitions were accounted for using the purchase method. In each case the purchase price was allocated to assets acquired based on their estimated fair values. On a combined basis, the fair value of assets acquired was approximately $29.0 million and the fair value of liabilities assumed was approximately $18.3 million. This resulted in a combined total cost in excess of net assets acquired (goodwill) of approximately $11.6 million from both acquisitions. The resulting goodwill is being amortized on a straight-line basis over forty years.

    The following unaudited pro forma summary presents information for the year ended December 31, 1994, as if the acquisitions of IMG and MEIB had occurred at the beginning of the year after giving effect to certain adjustments including amortization of goodwill, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined Company.

UNAUDITED PRO FORMA INFORMATION                                                      1994
-------------------------------------------------------------------------------  -------------
Total revenue..................................................................  $  89,110,000
Net earnings...................................................................     15,892,000
Earnings per share.............................................................           0.54

LDG

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG. The former principal shareholder of LDG is a director of the Company. This business combination has been accounted for as a pooling-of-interests. The Company's

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
consolidated financial statements have been restated to include the accounts and operations of LDG for all periods presented.

    The consolidated financial statements include adjustments made to conform LDG's accounting policies for fee and commission income to that of HCCH. HCCH's policy is to recognize fee and commission income on the revenue recognition date (the later of the effective date of the policy, the date when premium can be reasonably estimated, or the date when substantially all required services relating to the placement have been rendered to the client), and subsequent policy adjustments and contingent profit commissions are recognized when events occur and amounts are known or can be reasonably estimated. LDG previously recognized fee and commission income on the later of the effective date or the reporting date, subsequent adjustments were recognized when they became due, and contingent profit commission was recognized when received. For the years ended December 31, 1995 and 1994, these adjustments decreased net income $119,000 and $844,000, respectively.

    Separate total revenue and net earnings (loss) amounts of the merged entities are presented for the periods prior to merger in the following table:

                                                                   FOR THE FIVE      FOR THE YEAR ENDED DECEMBER
                                                                      MONTHS                     31,
                                                                  ENDED MAY 31,     -----------------------------
                                                                       1996              1995           1994
                                                                ------------------  --------------  -------------
Total revenue:
  HCCH........................................................    $   48,771,000    $   99,197,000  $  59,869,000
  LDG.........................................................        12,893,000        28,012,000     25,636,000
                                                                ------------------  --------------  -------------
      Total revenue...........................................    $   61,664,000    $  127,209,000  $  85,505,000
                                                                ------------------  --------------  -------------
                                                                ------------------  --------------  -------------
Net earnings (loss):
  HCCH........................................................    $   12,144,000    $   22,273,000  $  13,409,000
  LDG.........................................................        (9,919,000)        2,064,000      1,859,000
                                                                ------------------  --------------  -------------
    Net earnings..............................................    $    2,225,000    $   24,337,000  $  15,268,000
                                                                ------------------  --------------  -------------
                                                                ------------------  --------------  -------------

    Certain nonrecurring expenses were incurred during the first six months of 1996. Of the nonrecurring expenses, approximately $24.0 million was related to the compensatory grant of LDG stock to certain key employees by LDG's majority shareholder immediately prior to the combination. Other nonrecurring expenses, which totalled approximately $2.1 million, included legal, accounting and investment banking fees in connection with the merger. The following table presents pro forma net income and earnings per share amounts which reflect the elimination of nonrecurring compensation and merger related expenses in 1996, pro forma adjustments to all years to present Federal income taxes on LDG's earnings prior to its reorganization and merger with the Company and pro forma adjustments to reduce 1995 and 1994

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
compensation expense based on employment arrangements in effect during 1996, for LDG's previous principal shareholders.

                                                                          1996           1995           1994
                                                                     --------------  -------------  -------------
Net earnings.......................................................  $   29,298,000  $  24,337,000  $  15,268,000
Nonrecurring expenses..............................................      26,160,000       --             --
Compensation adjustment, net of state income tax...................        --            6,534,000      5,910,000
Pro forma Federal income tax.......................................     (11,803,000)    (2,923,000)    (2,641,000)
                                                                     --------------  -------------  -------------
    Pro forma net earnings.........................................  $   43,655,000  $  27,948,000  $  18,537,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
    Pro forma earnings per share...................................  $         1.21  $        0.86  $        0.66
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

NASRA

    On November 27, 1996, the Company acquired all of the outstanding shares of NASRA by issuing 1,136,400 shares of its Common Stock and a payment of $1.7 million in cash to one dissenting shareholder. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

TRM

    On November 11, 1996, the Company announced that it had agreed to acquire all of the occupational accident business of the TRM International, Inc. group of companies ("TRM") in exchange for 266,667 shares of its Common Stock and $6.55 million in cash. The acquisition was finalized on January 24, 1997 and will be accounted for as a purchase.

AMIG

    On January 6, 1997, the Company announced that it had agreed in principal to acquire all of the outstanding shares of Interworld Inc. Group ("Interworld") in exchange for 725,000 shares of its Common Stock. The transaction will be accounted for as a pooling-of-interests.

AVEMCO

    On January 17, 1997, HCCH and AVEMCO Corporation ("AVEMCO") jointly announced that the Companies had signed a letter of intent to merge in a stock for stock transaction, each share of AVEMCO common stock to be exchanged for one share of HCCH's Common Stock. The Companies executed definitive agreements on February 28, 1997. This transaction will be accounted for as a pooling-of-interests. The merger is still subject to approval by the shareholders of both Companies and to certain regulatory approvals. As of March 1, 1997, there were
8.4 million shares of AVEMCO common stock outstanding.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS

    Substantially all of the Company's fixed income securities are investment grade; most are A rated or better. No high-yield corporate bonds are owned or contemplated. The amortized cost, gross unrealized gain or loss and estimated market value of securities available for sale are as follows:

                                                                         GROSS          GROSS        ESTIMATED
                                                        AMORTIZED      UNREALIZED    UNREALIZED        MARKET
                                                           COST           GAIN          LOSS           VALUE
                                                      --------------  ------------  -------------  --------------
December 31, 1996:
  Marketable equity securities......................  $    2,481,000  $    256,000  $    (304,000) $    2,433,000
  US Treasury securities............................       3,527,000        83,000         (6,000)      3,604,000
  Obligations of states, municipalities and
    political subdivisions..........................     259,140,000     3,078,000     (1,095,000)    261,123,000
                                                      --------------  ------------  -------------  --------------
    Total securities available for sale.............  $  265,148,000  $  3,417,000  $  (1,405,000) $  267,160,000
                                                      --------------  ------------  -------------  --------------
                                                      --------------  ------------  -------------  --------------
December 31, 1995:
  Marketable equity securities......................  $   10,097,000  $  3,866,000  $    (151,000) $   13,812,000
  US Treasury securities............................       3,914,000        44,000        (10,000)      3,948,000
  Obligations of states, municipalities and
    political subdivisions..........................     227,893,000     3,872,000       (832,000)    230,933,000
                                                      --------------  ------------  -------------  --------------
    Total securities available for sale.............  $  241,904,000  $  7,782,000  $    (993,000) $  248,693,000
                                                      --------------  ------------  -------------  --------------
                                                      --------------  ------------  -------------  --------------

    The amortized cost and estimated market value of fixed income securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                     ESTIMATED
                                                                                     AMORTIZED         MARKET
                                                                                        COST           VALUE
                                                                                   --------------  --------------
Due in 1 year or less............................................................  $    4,229,000  $    4,276,000
Due after 1 year through 5 years.................................................      66,362,000      67,383,000
Due after 5 years through 10 years...............................................      80,119,000      80,876,000
Due after 10 years through 15 years..............................................      60,990,000      61,408,000
Due after 15 years...............................................................      50,967,000      50,784,000
                                                                                   --------------  --------------
    Total fixed income securities available for sale.............................  $  262,667,000  $  264,727,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    As of December 31, 1996, the Company's insurance company subsidiaries had deposited fixed income securities available for sale with an amortized cost of approximately $9.1 million (market: $9.1 million) to meet the deposit requirements of the insurance departments of certain states.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)
    The sources of net investment income for the years ended December 31, 1996, 1995 and 1994, are detailed below:

                                                                           1996           1995           1994
                                                                       -------------  -------------  ------------
Fixed income securities..............................................  $  12,524,000  $  10,172,000  $  7,604,000
Short-term investments...............................................      2,817,000      2,952,000     1,633,000
Equity securities....................................................        130,000        136,000       308,000
Other................................................................         18,000        152,000       317,000
                                                                       -------------  -------------  ------------
    Total investment income..........................................     15,489,000     13,412,000     9,862,000
Investment expense...................................................       (117,000)      (162,000)     (329,000)
                                                                       -------------  -------------  ------------
    Net investment income............................................  $  15,372,000  $  13,250,000  $  9,533,000
                                                                       -------------  -------------  ------------
                                                                       -------------  -------------  ------------

    There were no investments in fixed income securities available for sale that were non-income producing for the twelve months preceding December 31, 1996.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)

    Realized pre-tax gain (loss) on the sale of investments is as follows:

                                                                             GAIN          LOSS           NET
                                                                         ------------  -------------  ------------
For the year ended December 31, 1996:
  Fixed income securities available for sale...........................  $     20,000  $    (221,000) $   (201,000)
  Equity securities available for sale.................................     5,635,000       (337,000)    5,298,000
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $  5,655,000  $    (558,000) $  5,097,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------
For the year ended December 31, 1995:
  Fixed income securities available for sale...........................  $    513,000  $    (524,000) $    (11,000)
  Equity securities available for sale.................................     1,767,000       (697,000)    1,070,000
  Other................................................................         2,000       --               2,000
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $  2,282,000  $  (1,221,000) $  1,061,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------
For the year ended December 31, 1994:
  Fixed income securities available for sale...........................  $    152,000  $    (241,000) $    (89,000)
  Equity securities available for sale.................................     1,156,000       (381,000)      775,000
  Other................................................................       --              (4,000)       (4,000)
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $  1,308,000  $    (626,000) $    682,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

(4) PROPERTY AND EQUIPMENT

    The following table summarizes property and equipment at December 31, 1996 and 1995:

                                                                                                      ESTIMATED
                                                                          1996           1995        USEFUL LIFE
                                                                      -------------  -------------  -------------
Building and improvements...........................................  $   6,150,000  $   6,067,000   31.5 years
Furniture, fixtures and equipment...................................      5,753,000      4,875,000  3 to 5 years
Management information systems......................................      5,356,000      4,847,000  3 to 7 years
                                                                      -------------  -------------
    Total property and equipment....................................     17,259,000     15,789,000
Less accumulated depreciation and amortization......................     (8,124,000)    (6,349,000)
                                                                      -------------  -------------
    Property and equipment, net.....................................  $   9,135,000  $   9,440,000
                                                                      -------------  -------------

(5) NOTES PAYABLE

    Notes payable at December 31, 1996 and 1995 are shown in the table below. The estimated fair value of the notes payable at December 31, 1996 and 1995, which is based on current rates offered to the company for debt with similar terms, approximates the carrying value.

                                                                                         1996           1995
                                                                                     -------------  -------------
First note.........................................................................  $  16,250,000  $  16,250,000
Second note........................................................................       --              411,000
Line of credit.....................................................................        250,000       --
                                                                                     -------------  -------------
    Total notes payable............................................................  $  16,500,000  $  16,661,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE (CONTINUED)
    The first note is payable to a bank in quarterly installments of $1.5 million plus interest increasing to quarterly installments of $1.75 million plus interest as of October 1, 1997. Interest is payable quarterly at the prime rate (8 1/4% at December 31, 1996). During February, 1994, the first note was amended changing the interest rate to a fixed rate of 6 1/2% until February 7, 1997. The rate reverts back to the prime rate after such date or can be set at London Interbank Offering Rate ("LIBOR") plus 2 1/4% at the Company's discretion. The note is collateralized by all of the Common Stock of HCC. The loan agreement contains certain restrictive covenants, including restrictions on certain transactions in the Company's capital stock or the capital stock of HCC and the maintenance of required financial ratios. Additionally, the loan agreement prohibits the payment of dividends by the Company without the bank's approval. The bank has approved the Company's current dividend policy. During 1995, the Company prepaid the first two installments of $1.5 million due in 1996. The bank deferred the second two installments due in 1996 until maturity on October 1, 1998. The Company paid the first 1997 quarterly payment of $1.5 million in January, 1997.

    The second note was payable to a bank in monthly installments of $21,000 plus interest. This note was repaid in full during 1996.

    The outstanding advance at December 31, 1996, on a revolving line of credit, is owed to a bank and represents the maximum available on that line of credit. Interest is payable quarterly beginning March 20, 1997, at a variable rate which is the bank's prime rate plus one percent (9 1/4% at December 31, 1996). The principal is due in one payment upon maturity on December 20, 1998. The loan is collateralized by a certificate of deposit.

    At December 31, 1996, HCC maintained a revolving line of credit with a bank in the maximum amount of $12 million available through April 30, 1997. Advances under the line of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of HCC and short-term direct cash advances. The line of credit is collateralized by securities having an aggregate market value of up to $15 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the line is payable at the bank's prime rate of interest (8 1/4% at December 31, 1996). At December 31, 1996, letters of credit totaling $4.6 million had been issued to insurance companies by the bank on behalf of HCC, with total securities collateralizing the line of $5.8 million. As of December 31, 1996, there were no cash advances outstanding under this line of credit, therefore, $7.4 million is available for short-term borrowings under this facility.

    Principal payments due on the note payable and the line of credit at December 31, 1996, are shown in the table below:

FOR THE YEARS ENDED DECEMBER 31,                                                                      AMOUNT DUE
---------------------------------------------------------------------------------------------------  -------------
          1997.....................................................................................  $   6,250,000
          1998.....................................................................................     10,250,000
                                                                                                     -------------
Total principal payments due.......................................................................  $  16,500,000
                                                                                                     -------------
                                                                                                     -------------

(6) INCOME TAX

    Several of the Company's foreign subsidiaries are not subject to foreign income taxes and no foreign income tax expense was incurred for the three years ended December 31, 1996. United States Federal

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
income taxes are provided on all foreign earnings. As of December 31, 1996 and 1995, the Company had income taxes payable of $1.9 million and $702,000, respectively. For Federal income tax purposes, LDG has approximately $19.1 million of net operating loss carryforwards which will expire in the year 2010. The components of the income tax provision for the years ended December 31, 1996, 1995 and 1994, are as follows:

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Current.............................................................  $  14,655,000  $  10,500,000  $   5,782,000
Deferred:
  Change in net deferred tax at current enacted tax rate............     (7,326,000)    (1,528,000)    (1,201,000)
  Change in deferred tax valuation allowance........................       --              (17,000)        17,000
                                                                      -------------  -------------  -------------
    Total income tax provision......................................  $   7,329,000  $   8,955,000  $   4,598,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1996 and 1995, are as follows:

                                                                                           1996           1995
                                                                                       -------------  ------------
Tax net operating loss carryforward..................................................  $   7,820,000  $    --
Excess of financial unearned premium over tax........................................      3,930,000     3,714,000
Effect of loss reserve discounting and salvage and subrogation accrual for tax.......      3,199,000     2,746,000
Bad debt expense, deducted for financial over tax....................................        845,000       838,000
Accrued expenses and other items deductible when paid for tax........................        510,000       677,000
                                                                                       -------------  ------------
    Total assets.....................................................................     16,304,000     7,975,000
Excess of financial over currently taxable earnings from foreign subsidiaries........        421,000       --
Unrealized gain on increase in value of securities available for sale (shareholders'
  equity)............................................................................        707,000     2,372,000
Deferred policy acquisition costs, net of ceding commissions, deductible for tax.....      3,027,000     2,240,000
Property and equipment depreciation and other items..................................        625,000       442,000
                                                                                       -------------  ------------
    Total liabilities................................................................      4,780,000     5,054,000
                                                                                       -------------  ------------
    Net deferred tax asset...........................................................  $  11,524,000  $  2,921,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

    Changes in the valuation allowance account applicable to the net deferred tax asset are as follows:

                                                                                    1996        1995       1994
                                                                                  ---------  ----------  ---------
Balance, beginning of year......................................................  $  --      $   17,000  $  --
Increase charged (decrease credited) to income..................................     --         (17,000)    17,000
Valuation allowance acquired....................................................     54,000      --         --
                                                                                  ---------  ----------  ---------
    Balance, end of year........................................................  $  54,000  $        0  $  17,000
                                                                                  ---------  ----------  ---------
                                                                                  ---------  ----------  ---------

    During 1994, the Company's statutory Federal income tax rate changed from 34% to 35%. This change resulted in a deferred tax benefit of approximately $70,000. The rate change also resulted in an

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
increase in the current income tax provision of approximately $135,000. The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate:

                                                                    1996           1995           1994
                                                                -------------  -------------  ------------
Statutory tax rate............................................           35.0%          35.0%         35.0%
Federal tax at statutory rate.................................  $  12,819,000  $  11,652,000  $  6,953,000
Nontaxable municipal bond interest and dividends received
  deduction...................................................     (3,670,000)    (2,624,000)   (2,176,000)
State income taxes............................................       (234,000)       397,000       349,000
Tax exempt status of S Corporation............................     (1,617,000)      (722,000)     (651,000)
Deferred taxes at date of S Corporation conversion............       (680,000)      --             --
Other, net....................................................        711,000        252,000       123,000
                                                                -------------  -------------  ------------
    Income tax provision......................................  $   7,329,000  $   8,955,000  $  4,598,000
                                                                -------------  -------------  ------------
                                                                -------------  -------------  ------------
    Effective tax rate........................................           20.0%          26.9%         23.1%
                                                                -------------  -------------  ------------
                                                                -------------  -------------  ------------

(7) SEGMENT AND GEOGRAPHIC DATA

    The Company classifies its activities into two core business segments: 1) property and casualty insurance company operations and 2) insurance agency and brokerage operations. Corporate includes general corporate items and intersegment eliminations. The following table shows information by business segment and geographic location:

                                                       COMPANY         AGENCY        CORPORATE        TOTAL
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1996:
Revenue:
  Domestic........................................  $   94,507,000  $  36,418,000  $      41,000  $  130,966,000
  Foreign.........................................      17,836,000      3,443,000       --            21,279,000
  Intersegment....................................         600,000        763,000     (1,363,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $  112,943,000  $  40,624,000  $  (1,322,000) $  152,245,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   28,340,000  $    (766,000) $  (2,853,000) $   24,721,000
  Foreign.........................................       5,254,000       (677,000)      --             4,577,000
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   33,594,000  $  (1,443,000) $  (2,853,000) $   29,298,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $    1,509,000  $     780,000  $      29,000  $    2,318,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $      598,000  $   1,126,000  $    --        $    1,724,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                       COMPANY         AGENCY        CORPORATE        TOTAL
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1995:
Revenue:
  Domestic........................................  $   79,209,000  $  30,766,000  $      36,000  $  110,011,000
  Foreign.........................................      13,889,000      3,309,000       --            17,198,000
  Intersegment....................................         474,000        383,000       (857,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $   93,572,000  $  34,458,000  $    (821,000) $  127,209,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   17,192,000  $   3,608,000  $  (1,824,000) $   18,976,000
  Foreign.........................................       4,508,000        853,000       --             5,361,000
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   21,700,000  $   4,461,000  $  (1,824,000) $   24,337,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $      932,000  $     758,000  $      10,000  $    1,700,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $    2,399,000  $     684,000  $     186,000  $    3,269,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1994:
Revenue:
  Domestic........................................  $   54,060,000  $  28,552,000  $    --        $   82,612,000
  Foreign.........................................       1,996,000        897,000       --             2,893,000
  Intersegment....................................         674,000        376,000     (1,050,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $   56,730,000  $  29,825,000  $  (1,050,000) $   85,505,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   12,475,000  $   3,959,000  $  (1,377,000) $   15,057,000
  Foreign.........................................         725,000       (514,000)      --               211,000
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   13,200,000  $   3,445,000  $  (1,377,000) $   15,268,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $      632,000  $     652,000  $    --        $    1,284,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $    1,033,000  $     405,000  $    --        $    1,438,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

    Identifiable assets by business segment and geographic location are shown in the following table:

                                                      COMPANY          AGENCY        CORPORATE        TOTAL
                                                   --------------  --------------  -------------  --------------
December 31, 1996:
  Domestic.......................................  $  494,870,000  $  119,628,000  $  14,418,000  $  628,916,000
  Foreign........................................      92,033,000      24,830,000       --           116,863,000
                                                   --------------  --------------  -------------  --------------
    Total identifiable assets....................  $  586,903,000  $  144,458,000  $  14,418,000  $  745,779,000
                                                   --------------  --------------  -------------  --------------
                                                   --------------  --------------  -------------  --------------
December 31, 1995:
  Domestic.......................................  $  466,366,000  $   95,917,000  $  11,917,000  $  574,200,000
  Foreign........................................      89,078,000      18,398,000       --           107,476,000
                                                   --------------  --------------  -------------  --------------
    Total identifiable assets....................  $  555,444,000  $  114,315,000  $  11,917,000  $  681,676,000
                                                   --------------  --------------  -------------  --------------
                                                   --------------  --------------  -------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    During 1996 and 1995, one broker in London, England, produced gross written premium to the Company of approximately $25.7 million and $31.2 million, respectively. This represents 11% and 13% of the Company's total gross written premium for those years. Approximately 55% of the gross written premium by the domestic insurance subsidiaries is for insureds located outside the United States.

(8) REINSURANCE

    In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to unrelated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the subsidiaries but issued by other unrelated companies in order to satisfy local licensing or other requirements, predominantly on foreign business or as reinsurance of captives. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                                  LOSS AND LOSS
                                                                   WRITTEN          EARNED         ADJUSTMENT
                                                                   PREMIUM          PREMIUM          EXPENSE
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1996:
  Direct business............................................  $    84,166,000  $    99,436,000  $    57,768,000
  Reinsurance assumed........................................      146,589,000      135,294,000       97,305,000
  Reinsurance ceded..........................................     (133,979,000)    (141,416,000)    (103,831,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $    96,776,000  $    93,314,000  $    51,242,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1995:
  Direct business............................................  $   111,466,000  $    97,675,000  $    81,425,000
  Reinsurance assumed........................................      127,492,000      110,344,000       65,061,000
  Reinsurance ceded..........................................     (140,172,000)    (128,008,000)     (96,717,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $    98,786,000  $    80,011,000  $    49,769,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1994:
  Direct business............................................  $    97,585,000  $    68,174,000  $    45,386,000
  Reinsurance assumed........................................       95,293,000       76,895,000       60,837,000
  Reinsurance ceded..........................................     (133,184,000)     (98,235,000)     (76,635,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $    59,694,000  $    46,834,000  $    29,588,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
    The table below represents the composition of reinsurance recoverables in the accompanying consolidated balance sheets:

                                                                    1996            1995
                                                               --------------  --------------
Reinsurance recoverable on paid losses.......................  $   21,708,000  $   13,678,000
Reinsurance recoverable on outstanding losses................      96,247,000      83,847,000
Reinsurance recoverable on IBNR..............................       7,641,000       8,278,000
Reserve for uncollectible reinsurance........................      (2,415,000)     (2,395,000)
                                                               --------------  --------------
    Total reinsurance recoverables...........................  $  123,181,000  $  103,408,000
                                                               --------------  --------------
                                                               --------------  --------------

    The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At December 31, 1996, the Company held letters of credit and cash deposits in the amounts of $67.9 million and $9.1 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.4 million as of December 31, 1996, to reduce the effects of any recoverable problem.

    In order to minimize their exposure to reinsurance credit risk, the Company evaluates the financial condition of their reinsurers and place their reinsurance with a diverse group of financially sound companies. The following table shows reinsurance balances relating to the reinsurers with a total recoverable balance greater than $10.0 million and the collateral and potential offsets held by the Company as of each year end:

                                                                               REINSURANCE
                                                                             RECOVERABLES AND  LETTERS OF CREDIT,
                                                                              CEDED UNEARNED   CASH DEPOSITS AND
REINSURER                                                    LOCATION            PREMIUM         OTHER PAYABLES
------------------------------------------------------  -------------------  ----------------  ------------------
December 31, 1996:
  Underwriters at Lloyd's.............................  London, England       $   28,962,000     $   18,446,000
  GIO Insurance Limited...............................  Sydney, Australia         25,204,000         26,106,000
  Reinsurance Australia Corporation, Ltd..............  Sydney, Australia         20,562,000         19,332,000
  Underwriters Indemnity Company......................  Houston, TX               12,531,000          5,934,000
  SCOR Reinsurance Company............................  New York, NY              11,105,000          2,428,000
  AXA Reinsurance Company.............................  Wilmington, DE            10,402,000          2,759,000

December 31, 1995:
  GIO Insurance Limited...............................  Sydney, Australia     $   30,160,000     $   31,202,000
  Underwriters at Lloyd's.............................  London, England           24,518,000         25,916,000
  Reinsurance Australia Corporation, Ltd..............  Sydney, Australia         16,620,000         14,198,000
  AXA Reinsurance Company.............................  Wilmington, DE            13,096,000          5,586,000

    Approximately $1.9 million in recoverables is due from reinsurers that are either under regulatory supervision or insolvent. The Company holds letters of credit and cash deposits totaling $1.9 million to collateralize these balances plus other credits of $1.1 million available for potential offset. The Company is involved in a dispute with two reinsurers over coverage and other issues. The Company believes the reinsurers' positions are without merit and all amounts due from the reinsurers will be recovered. The total amount in dispute is approximately $3.4 million.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is a party to numerous lawsuits arising in the normal course of business. All pending lawsuits involve claims under policies underwritten or reinsured by the Company, which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

FOREIGN CURRENCY FORWARD CONTRACTS

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily British Pound Sterling. The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1996, the average Sterling liability, for subsidiaries whose functional currency was the United States dollar, was approximately L907,000 ($1.6 million at the December 31, 1996, rate of exchange) which was hedged by an average open forward contract balance of approximately L460,000 ($785,000 at the December 31, 1996, rate of exchange). There was one open foreign currency forward contract as of December 31, 1996 to purchase L500,000 ($856,000 at the December 31, 1996, rate of exchange) with a maturity of January, 1997. As of December 31, 1996, the open foreign currency contract had a gain of $37,000. During January, 1997, the Company entered into a foreign currency forward contract for L500,000 ($856,000 at December 31, 1996, rate of exchange). The Company expects to continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

LEASES

    The Company leases administrative office facilities under long-term noncancelable operating lease agreements expiring at various dates through October, 2001. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The Company has recognized rent expense on a straight-line basis over the terms of these leases. In addition, the Company leases computer equipment and automobiles under operating leases expiring at various dates through the year 1999. Rent expense under these leases amounted to $1,495,000, $1,095,000 and $895,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

    At December 31, 1996, future minimum annual rental payments required under the long-term noncancelable operating leases, excluding certain expenses payable by the Company, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                                                                       AMOUNT DUE
----------------------------------------------------------------------------------------------------  ------------
          1997......................................................................................  $  1,125,000
          1998......................................................................................       877,000
          1999......................................................................................       815,000
          2000......................................................................................       789,000
          2001......................................................................................       575,000
                                                                                                      ------------
Total future minimum annual rental payments due.....................................................  $  4,181,000
                                                                                                      ------------
                                                                                                      ------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS

    Certain of the Company's directors are officers, directors or owners of business entities with which the Company transacts business. Balances with these business entities and other related parties included in the accompanying consolidated balance sheets are as follows:

                                                                                            1996          1995
                                                                                        ------------  ------------
Marketable equity securities..........................................................  $    773,000  $    --
Reinsurance recoverables..............................................................     3,472,000       590,000
Ceded unearned premium................................................................     9,059,000     4,786,000
Reinsurance balances payable..........................................................     3,780,000     3,903,000
Premium payable.......................................................................     1,532,000       --
Loss and loss adjustment expense payable..............................................       663,000         9,000
Accounts payable and accrued liabilities..............................................       --              7,000

    Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

                                                                            1996           1995          1994
                                                                        -------------  ------------  ------------
Gross earned premium..................................................  $     871,000  $    --       $    --
Commission income.....................................................      1,249,000       --            --
Ceded earned premium..................................................     12,050,000     1,194,000     1,017,000
Gross loss and loss adjustment expense................................        661,000       106,000       157,000
Ceded loss and loss adjustment expense................................      5,852,000       185,000       866,000
Other operating expense...............................................      1,011,000       758,000       104,000

    During 1995, $63,000 was paid to a related party for construction management services related to improvements to the Company's offices in Houston, Texas. Also, during 1994, real estate acquired with the acquisition of IMG was sold to a related party for $788,000. There was no gain or loss recorded on this sale.

(11) EMPLOYEE BENEFIT PLANS

    The Company has defined contribution retirement plans under Section 401(k) of the Internal Revenue Code which cover substantially all of the domestic employees who meet specified service requirements. The Company's contributions of these plans are based on varying percentages of the employees' contributions, up to varying maximum levels. The Company contributed $506,000, $693,000 and $646,000 to the plans for the years ended December 31, 1996, 1995 and 1994, respectively, which is included in compensation expense in the accompanying consolidated statements of earnings.

(12) SHAREHOLDERS' EQUITY

    Under the Texas Insurance Code, HCC must maintain minimum statutory capital of $1,000,000 and minimum statutory surplus of $1,000,000, and can only pay dividends out of surplus funds. In addition, HCC is limited in the amount of dividends which it may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net investment income for the prior calendar year or ten percent (10%)of statutory capital and surplus as of the prior calendar year end. During 1997, HCC's ordinary dividend capacity will be approximately $15.1 million. As of December 31, 1996, HCC's and TIC's total adjusted capital greatly exceeded the NAIC authorized control level risk-based capital.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(12) SHAREHOLDERS' EQUITY (CONTINUED)
    Under Jordanian Law, IMG and MEIB must transfer 10% of their earnings before income tax each year to a statutory reserve until the reserve balance equals the paid up capital balance. This reserve is not available for the payment of dividends. As of December 31, 1996, IMG and MEIB had combined capital plus statutory reserves totaling $17.0 million included as part their combined shareholders' equity totaling $61.1 million.

(13) STOCK OPTIONS

    The Company has four option plans, the 1994 Nonemployee Director Stock Option Plan, the 1996 Nonemployee Director Stock Option Plan, the 1992 Incentive Stock Option Plan, and the 1995 Flexible Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of Common Stock of the Company. As of December 31, 1996, 4,004,669 shares of Common Stock were reserved for issuance of options, of which 1,748,276 shares were reserved for future issuances of options.

    Options generally vest over a one, three or five year period and expire ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. During 1996, such compensation expense amounted to $494,000. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma earnings per share would have been $28.3 million, or $0.79 per share, for the year ended December 31, 1996. The pro forma compensation cost for the year ended December 31, 1995, is immaterial. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following assumptions: a) risk free interest rate of 5.6% for 1996 and 6.6% for 1995, b) expected volatility factor of .3, c) dividend yield of .3% for 1996 and 0% for 1995, and
d) expected option life of six years.

    Stock option activity is shown below after adjustment for the effects of the three-for-two stock split payable as a 50% stock dividend to shareholders of record March 15, 1994, and for the effects of the five-for-two stock split payable as a 150% stock dividend to shareholders of record April 30, 1996. (See note 1).

                                                      1996                                 1995                     1994
                                       ----------------------------------  ------------------------------------  ----------
                                                     AVERAGE     AVERAGE                 AVERAGE      AVERAGE
                                       NUMBER OF    EXERCISE      FAIR     NUMBER OF    EXERCISE       FAIR      NUMBER OF
                                         SHARES       PRICE       VALUE      SHARES       PRICE        VALUE       SHARES
                                       ----------  -----------  ---------  ----------  -----------  -----------  ----------
Outstanding, beginning of year.......   2,036,563   $    9.29               1,166,187   $    5.75                 1,146,562
Granted at market value..............     292,500       23.63   $    9.87   1,078,751       12.29    $    4.99      371,250
Granted above market value...........      --          --          --          --          --           --           59,000
Granted below market value...........      60,000       13.01       11.51      16,000        7.70         5.70       --
Cancelled............................     (12,250)      11.51                 (77,184)       7.54                   (89,155)
Exercised............................    (120,420)       4.52                (147,191)       3.92                  (321,470)
                                       ----------  -----------             ----------  -----------               ----------
Outstanding, end of year.............   2,256,393   $   11.49               2,036,563   $    9.29                 1,166,187
                                       ----------  -----------             ----------  -----------               ----------
                                       ----------  -----------             ----------  -----------               ----------
Exercisable, end of year.............     722,142   $    8.12                 420,142   $    4.49                   387,021
                                       ----------  -----------             ----------  -----------               ----------
                                       ----------  -----------             ----------  -----------               ----------


                                         AVERAGE
                                        EXERCISE
                                          PRICE
                                       -----------
Outstanding, beginning of year.......   $    3.77
Granted at market value..............        7.87
Granted above market value...........        8.47
Granted below market value...........      --
Cancelled............................        3.93
Exercised............................        2.14
                                            -----
Outstanding, end of year.............   $    5.75
                                            -----
                                            -----
Exercisable, end of year.............   $    3.87
                                            -----
                                            -----

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS (CONTINUED)
    Options outstanding at December 31, 1996, are shown on the following schedule:

                                                                                                         OPTIONS EXERCISABLE
                                                                       OPTIONS OUTSTANDING
                                                             ----------------------------------------  ------------------------
                                                                             AVERAGE
                                                                            REMAINING       AVERAGE                   AVERAGE
RANGE OF                                                     NUMBER OF     CONTRACTUAL     EXERCISE     NUMBER OF    EXERCISE
EXERCISE PRICES                                                SHARES         LIFE           PRICE       SHARES        PRICE
-----------------------------------------------------------  ----------  ---------------  -----------  -----------  -----------
Under $4.00................................................     239,842      3.33 years    $    3.73      225,782    $    3.73
$4.00--$10.00..............................................     619,050            6.33         7.19      200,927         6.90
$10.01--$15.00.............................................   1,105,001            8.78        12.37      295,433        12.31
$15.01--$21.00.............................................      --                  --       --           --           --
Over $21.00................................................     292,500            8.98        23.63       --           --
                                                             ----------  ---------------  -----------  -----------  -----------
    Total Options..........................................   2,256,393      7.55 years    $   11.49      722,142    $    8.12
                                                             ----------  ---------------  -----------  -----------  -----------
                                                             ----------  ---------------  -----------  -----------  -----------

(14) STATUTORY TO GAAP RECONCILIATIONS

    Reconciliations of statutory policyholders' surplus as of December 31, 1996 and 1995, and net income for the years ended December 31, 1996, 1995 and 1994, of the Company's insurance company subsidiaries included in those companies' respective filings with regulatory authorities to the amounts shown in the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(14) STATUTORY TO GAAP RECONCILIATIONS (CONTINUED) accompanying consolidated financial statements on the basis of generally accepted accounting principles ("GAAP") are as follows:

                                                                                        1996            1995
                                                                                   --------------  --------------
Statutory policyholders' surplus.................................................  $  212,194,000  $  177,317,000
Difference in carrying value of fixed income securities..........................       1,652,000       2,467,000
Assets non-admitted for statutory reporting......................................       2,174,000       2,973,000
Deferred policy acquisition costs and deferred ceding commissions capitalized for
  GAAP...........................................................................         820,000      (1,569,000)
Deferred income taxes recorded for GAAP..........................................       4,519,000       3,199,000
Statutory provisions for reinsurance, net of GAAP reserve for uncollectible
  reinsurance....................................................................       1,587,000       4,224,000
Other............................................................................        (133,000)       --
                                                                                   --------------  --------------
    Shareholder's equity of insurance company subsidiaries on basis of GAAP......     222,813,000     188,611,000
Equity attributable to non-insurance company parent and subsidiaries, net of
  elimination entries in consolidation...........................................      17,877,000       6,848,000
                                                                                   --------------  --------------
    Total shareholders' equity per accompanying consolidated financial statements.................................................................  $  240,690,000  $  195,459,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Statutory net income................................................  $  34,640,000  $  23,004,000  $  15,711,000
Deferred income tax benefit (expense) not recorded for statutory
  purposes..........................................................       (250,000)     1,650,000      1,318,000
Change in deferred policy acquisition costs and deferred ceding
  commissions capitalized for GAAP..................................      2,390,000       (165,000)    (1,065,000)
Provision for reinsurance not expensed for statutory purposes.......        100,000       (900,000)      (600,000)
Other, net..........................................................        (18,000)       (10,000)        (4,000)
                                                                      -------------  -------------  -------------
    Net income of insurance company subsidiaries on basis of GAAP...     36,862,000     23,579,000     15,360,000
Net income (loss) attributable to non-insurance parent and
  subsidiaries......................................................     (7,564,000)       758,000        (92,000)
                                                                      -------------  -------------  -------------
    Net earnings per accompanying consolidated financial
      statements....................................................  $  29,298,000  $  24,337,000  $  15,268,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

(15) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the three years ended December 31, 1996, is summarized below:

                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Interest paid...........................................................  $  1,109,000  $  2,313,000  $  1,876,000
Income tax paid.........................................................    13,740,000     9,803,000     5,139,000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(15) SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED)
    The unrealized gain or loss on securities available for sale, deferred taxes related thereto, and the issuance of the Company's Common Stock for the purchase of subsidiaries are noncash transactions which have been included as direct increases or decreases in shareholders' equity. During the year ended December 31, 1995, non-cash contributions to LDG's additional paid-in capital of $50,000 was recorded by a reduction in certain payable balances.

(16) LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The following table provides a reconciliation of the liability of loss and loss adjustment expense, for the years ended December 31, 1996, 1995 and 1994:

                                                                       1996            1995            1994
                                                                  --------------  --------------  --------------
Reserves for loss and loss adjustment expense at beginning of
  the year......................................................  $  158,451,000  $  129,755,000  $   98,399,000
Less reinsurance recoverables...................................      92,125,000      85,214,000      66,468,000
                                                                  --------------  --------------  --------------
    Net reserves at beginning of the year.......................      66,326,000      44,541,000      31,931,000
Net reserves acquired with purchase of subsidiary...............        --              --             1,769,000
Provision for loss and loss adjustment expense for claims
  occurring in the current year.................................      55,045,000      51,387,000      28,871,000
Increase (decrease) in estimated loss and loss adjustment
  expense for claims occurring in prior years...................      (3,803,000)     (1,618,000)        717,000
                                                                  --------------  --------------  --------------
    Incurred loss and loss adjustment expense, net of
      reinsurance...............................................      51,242,000      49,769,000      29,588,000
                                                                  --------------  --------------  --------------
Loss and loss adjustment expense payments for claims occurring during:
Current year....................................................      15,903,000      12,268,000       6,386,000
Prior years.....................................................      19,731,000      15,716,000      12,361,000
                                                                  --------------  --------------  --------------
    Loss and loss adjustment expense payments, net of
      reinsurance...............................................      35,634,000      27,984,000      18,747,000
                                                                  --------------  --------------  --------------
Net reserves at end of the year.................................      81,934,000      66,326,000      44,541,000
Plus reinsurance recoverables...................................     103,888,000      92,125,000      85,214,000
                                                                  --------------  --------------  --------------
      Reserves for loss and loss adjustment expense at end of
        the year................................................  $  185,822,000  $  158,451,000  $  129,755,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(17) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1996           1996            1996           1996
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 27,212,000    $20,145,000    $ 22,459,000   $  23,498,000
Fee and commission income.........................      8,428,000      9,981,000      10,536,000       9,517,000
Total revenue.....................................     41,424,000     35,569,000      37,768,000      37,484,000
Loss and loss adjustment expense..................     14,367,000     10,508,000      12,128,000      14,239,000
Total expense.....................................     23,683,000     19,308,000      47,430,000      25,197,000
Earnings (loss) before income tax provision.......     17,741,000     16,261,000      (9,662,000)     12,287,000
Income tax provision (benefit)....................      5,177,000      4,931,000      (5,602,000)      2,823,000
                                                    --------------  -------------  --------------  -------------
Net earnings (loss)...............................   $ 12,564,000    $11,330,000    $ (4,060,000)  $   9,464,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Earnings per share data:
Earnings per share................................   $       0.35    $      0.31    $      (0.11)  $        0.27
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     36,387,000     35,993,000      35,785,000      35,638,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1995           1995            1995           1995
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 21,160,000    $20,254,000    $ 20,532,000      18,065,000
Fee and commission income.........................      9,437,000      7,860,000       8,182,000       7,408,000
Total revenue.....................................     35,000,000     31,535,000      32,186,000      28,488,000
Loss and loss adjustment expense..................     12,749,000     12,517,000      13,227,000      11,276,000
Total expense.....................................     23,445,000     23,566,000      24,232,000      22,674,000
Earnings before income tax provision..............     11,555,000      7,969,000       7,954,000       5,814,000
Income tax provision..............................      3,208,000      2,333,000       1,987,000       1,427,000
                                                    --------------  -------------  --------------  -------------
Net earnings......................................   $  8,347,000    $ 5,636,000    $  5,967,000   $   4,387,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Earnings per share data:
Earnings per share................................   $       0.24    $      0.16    $       0.20   $        0.15
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     35,156,000     34,999,000      30,506,000      29,906,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

    All amounts have been restated to include the accounts and operations of LDG (see note 2). All share and per share data have been retroactively adjusted to reflect the effects of the five-for-two stock split and the shares issued in connection with the combination with LDG (see note 1). Nonrecurring expenses of $25.0 million were incurred in the second quarter of 1996. (see note 2).

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of HCC Insurance Holdings, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. Such report states that for the year ended December 31, 1994, our opinion, insofar as it relates to data included for LDG Management Company Incorporated and Affiliates for 1994, is based solely on the report of the other auditors. In connection with our audits and the report of other auditors of such financial statements, we have also audited the related financial statement schedules listed in the index on page 32 of this Form 10-K. Our opinion on the financial statement schedules, insofar as it relates to data included for LDG Management Company Incorporated and Affiliates for 1994, is based solely on the report of the other auditors.

    In our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas

March 27, 1997

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1996

                            COLUMN A                                 COLUMN B        COLUMN C        COLUMN D
----------------------------------------------------------------  --------------  --------------  --------------
                                                                                                    AMOUNT AT
                                                                                                      WHICH
                                                                                                   SHOWN IN THE
                                                                                                     BALANCE
                       TYPE OF INVESTMENT                              COST           VALUE           SHEET
----------------------------------------------------------------  --------------  --------------  --------------
Fixed maturities available for sale:
  Bonds--United States government and government agencies and
    authorities.................................................  $    3,527,000  $    3,604,000  $    3,604,000
  Bonds--states, municipalities and political subdivisions......     126,256,000     127,552,000     127,552,000
  Bonds--special revenue........................................     132,884,000     133,571,000     133,571,000
                                                                  --------------  --------------  --------------
    Total fixed maturities available for sale...................     262,667,000  $  264,727,000     264,727,000
                                                                  --------------  --------------  --------------
                                                                                  --------------
Equity securities available for sale:
  Common stocks--banks, trusts & insurance companies............       1,154,000       1,219,000       1,219,000
  Common stocks--industrial.....................................       1,133,000       1,019,000       1,019,000
  Nonredeemable preferred stocks................................         194,000         195,000         195,000
                                                                  --------------  --------------  --------------
    Total equity securities available for sale..................       2,481,000  $    2,433,000       2,433,000
                                                                  --------------  --------------  --------------
                                                                                  --------------
Short-term investments..........................................      53,100,000                      53,100,000
                                                                  --------------                  --------------
    Total investments...........................................  $  318,248,000                  $  320,260,000
                                                                  --------------                  --------------
                                                                  --------------                  --------------

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                         DECEMBER 31,
                                                                   ------------------------
                                                                      1996         1995
                                                                   -----------  -----------
                                          ASSETS
Cash and short-term investments..................................  $ 4,192,000  $ 1,055,000
Investment in subsidiaries.......................................  253,680,000  208,006,000
Receivable from subsidiaries.....................................      --           630,000
Deferred Federal income tax......................................    9,999,000    2,914,000
Other assets.....................................................      205,000      312,000
                                                                   -----------  -----------
    Total assets.................................................  $268,076,000 $212,917,000
                                                                   -----------  -----------
                                                                   -----------  -----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable....................................................  $16,250,000  $16,250,000
Payable to subsidiaries..........................................    8,636,000      --
Accounts payable and accrued liabilities.........................    2,500,000    1,208,000
                                                                   -----------  -----------
    Total liabilities............................................   27,386,000   17,458,000
    Total shareholders' equity...................................  240,690,000  195,459,000
                                                                   -----------  -----------
    Total liabilities and shareholders' equity...................  $268,076,000 $212,917,000
                                                                   -----------  -----------
                                                                   -----------  -----------

                  See Note to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
Equity in earnings of subsidiaries..................................  $  32,621,000  $  26,558,000  $  16,881,000
Interest income.....................................................         41,000         36,000       --
Interest expense....................................................      1,110,000      2,196,000      1,901,000
Merger related expenses.............................................        907,000       --             --
Other operating expense.............................................      1,832,000        784,000        341,000
                                                                      -------------  -------------  -------------
    Earnings before income tax benefit..............................     28,813,000     23,614,000     14,639,000
                                                                      -------------  -------------  -------------
Income tax benefit..................................................        485,000        723,000        629,000
                                                                      -------------  -------------  -------------
    Net earnings....................................................  $  29,298,000  $  24,337,000  $  15,268,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                  See Note to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1996            1995            1994
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net earnings...................................................  $   29,298,000  $   24,337,000  $   15,268,000
  Adjustment to reconcile net earnings to net cash provided
  (used) by operating activities:
  Undistributed net income of subsidiaries.......................     (32,621,000)    (26,558,000)    (16,881,000)
  Change in deferred Federal income tax, net of tax effect of
  unrealized gain or loss........................................      (5,423,000)     (1,546,000)     (1,216,000)
  Amortization and other non-cash expenses.......................          29,000          10,000         116,000
  Change in payable to subsidiaries and other....................       8,971,000         230,000         210,000
                                                                   --------------  --------------  --------------
    Cash provided (used) by operating activities.................         254,000      (3,527,000)     (2,503,000)
Cash flows from investing activities:
  Cash contributions to subsidiaries.............................        --           (24,072,000)    (15,959,000)
  Purchase of subsidiaries.......................................      (1,753,000)       --            (8,375,000)
  Cash dividends from subsidiaries...............................       5,180,000       7,102,000      10,003,000
                                                                   --------------  --------------  --------------
    Cash provided (used) by investing activities.................       3,427,000     (16,970,000)    (14,331,000)
Cash flows from financing activities:
  Proceeds from note payable.....................................        --              --            20,000,000
  Payments on notes payable......................................        --           (28,000,000)     (4,000,000)
  Sale of Common Stock, net of costs.............................         843,000      48,799,000       1,344,000
  Dividends paid.................................................      (1,387,000)       --              --
                                                                   --------------  --------------  --------------
    Cash provided (used) by financing activities.................        (544,000)     20,799,000      17,344,000
                                                                   --------------  --------------  --------------
    Net increase in cash and short-term investments..............       3,137,000         302,000         510,000
    Cash and short-term investments at beginning of year.........       1,055,000         753,000         243,000
                                                                   --------------  --------------  --------------
    Cash and short-term investments at end of year...............  $    4,192,000  $    1,055,000  $      753,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                  See Note to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTE TO CONDENSED FINANCIAL INFORMATION

    The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

                                                                      SCHEDULE 3

                            HCC INSURANCE HOLDINGS, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                     COLUMN A                COLUMN B        COLUMN C      COLUMN D     COLUMN F       COLUMN G       COLUMN H
                   ------------           ---------------  -------------  -----------  -----------  ---------------  -----------
                                                                (1)           (1)                         (2)

                                                         DECEMBER 31,
                                          -------------------------------------------      FOR THE YEARS ENDED DECEMBER 31,
                                                           FUTURE POLICY               -----------------------------------------
                                                             BENEFITS,                                                BENEFITS,
                                                              LOSSES,                                                  CLAIMS,
                                          DEFERRED POLICY     CLAIMS                                                 LOSSES AND
                                            ACQUISITION      AND LOSS      UNEARNED      PREMIUM    NET INVESTMENT   SETTLEMENT
                     SEGMENTS                  COSTS         EXPENSES      PREMIUMS      REVENUE        INCOME        EXPENSES
                   ------------           ---------------  -------------  -----------  -----------  ---------------  -----------
1996       Company......................     $   1,425       $ 185,822     $ 114,758    $  93,314      $  13,932      $  51,242
           Agency.......................                                                    1,399
           Corporate....................                                                                      41
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $   1,425       $ 185,822     $ 114,758    $  93,314      $  15,372      $  51,242
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------
1995       Company......................     $  (1,066)      $ 158,451     $ 118,732    $  80,011      $  12,031         49,769
           Agency.......................                                                                   1,183
           Corporate....................                                                                      36
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $  (1,066)      $ 158,451     $ 118,732    $  80,011      $  13,250      $  49,769
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------
1994       Company......................     $  (1,485)      $ 129,755     $  87,346    $  46,834      $   8,351      $  29,588
           Agency.......................                                                                   1,182
           Corporate....................
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $  (1,485)      $ 129,755     $  87,346    $  46,834      $   9,533      $  29,588
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------

             COLUMN I        COLUMN J       COLUMN K
           -------------  ---------------  -----------
                                (2)

           AMORTIZATION
            OF DEFERRED
              POLICY
            ACQUISITION   OTHER OPERATING   PREMIUMS
               COSTS         EXPENSES        WRITTEN
           -------------  ---------------  -----------
1996         $   3,842       $  10,815      $  96,776
                20,561
                                 1,832
                ------         -------     -----------
             $   3,842       $  33,208      $  96,776
                ------         -------     -----------
                ------         -------     -----------
1995         $   2,520       $  11,010      $  98,786
                                27,586
                                   785
                ------         -------     -----------
             $   2,520       $  39,381      $  98,786
                ------         -------     -----------
                ------         -------     -----------
1994         $   1,519       $   7,765      $  59,694
                                24,454
                                   341
                ------         -------     -----------
             $   1,519       $  32,560      $  59,694
                ------         -------     -----------
                ------         -------     -----------

------------------------

(1) Columns C and D are shown ignoring the effects of reinsurance.

(2) Net investment income was allocated to the company, and therefore the segment, on which the related investment asset was recorded. Other operating expenses were allocated to the company, and therefore the corresponding segment, which actually incurred those expenses.

Note: Column E is omitted because the Company has no other policy claims and benefits payable.

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.
                                  REINSURANCE

                   COLUMN A                       COLUMN B        COLUMN C        COLUMN D        COLUMN E        COLUMN F
----------------------------------------------  -------------  --------------  --------------  --------------  --------------
                                                                                    (1)
                                                                                ASSUMED FROM                     PERCENT OF
                                                               CEDED TO OTHER      OTHER                           AMOUNT
EARNED PREMIUM                                  GROSS AMOUNT     COMPANIES       COMPANIES       NET AMOUNT    ASSUMED TO NET
----------------------------------------------  -------------  --------------  --------------  --------------  --------------
For the year ended December 31, 1996:
Property and liability insurance..............  $  99,211,000  $  141,331,000  $  133,095,000  $   90,975,000         146%
Accident and health insurance.................        225,000          85,000       2,199,000       2,339,000          94%
                                                -------------  --------------  --------------  --------------
    Total.....................................  $  99,436,000  $  141,416,000  $  135,294,000  $   93,314,000         145%
                                                -------------  --------------  --------------  --------------     -------
                                                -------------  --------------  --------------  --------------     -------
For the year ended December 31, 1995:
Property and liability insurance..............  $  97,675,000  $  128,008,000  $  110,344,000  $   80,011,000         138%
                                                -------------  --------------  --------------  --------------     -------
                                                -------------  --------------  --------------  --------------     -------
For the year ended December 31, 1994:
Property and liability insurance..............  $  68,174,000  $   98,235,000  $   76,895,000  $   46,834,000         164%
                                                -------------  --------------  --------------  --------------     -------
                                                -------------  --------------  --------------  --------------     -------

------------------------

(1) Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the subsidiaries but issued by other unrelated companies in order to satisfy local licensing or other requirements, predominantly on foreign business or as reinsurance of captives.