Form 10-K/A
period 1996-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-04-30
CIK 888919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

                               TABLE OF CONTENTS
                          HCC INSURANCE HOLDINGS, INC.

                                                                                                             PAGE
                                                                                                             -----
PART I.
        ITEM 1.        Business.........................................................................           3
        ITEM 2.        Properties.......................................................................          20
        ITEM 3         Legal Proceedings................................................................          20
        ITEM 4.        Submission of Matters to a Vote of Security Holders..............................          20

PART II.
        ITEM 5.        Market for the Registrant's Common Equity and Related Stockholder Matters........          21
        ITEM 6.        Selected Financial Data..........................................................          22
        ITEM 7.        Management's Discussion and Analysis of Financial Condition and Results of
                       Operations.......................................................................          24
        ITEM 8.        Financial Statements and Supplementary Data......................................          30
        ITEM 9.        Changes in and Disagreements with Accountants on Accounting and Financial
                       Disclosures......................................................................          30

PART III.
        ITEM 10.       Directors and Executive Officers of the Registrant...............................          30
        ITEM 11.       Executive Compensation...........................................................          30
        ITEM 12.       Security Ownership of Certain Beneficial Owners and Management...................          30
        ITEM 13.       Certain Relationships and Related Transactions...................................          30

PART IV.
        ITEM 14.       Exhibits, Financial Statements, Schedules and Reports on Form 8-K................          31

SIGNATURES..............................................................................................          32

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

    Since its founding in 1974, the Company and its predecessor companies have been consistently profitable, generally reporting annual increases in gross written premium ("GWP"), net written premium ("NWP") and total revenue. During the period 1992 through 1996, the Company had an average combined ratio of 78.1% versus the less favorable 108.7% recorded by the U.S. property and casualty insurance industry overall. During the same period, the Company's GWP increased from $75.1 million to $230.8 million, an increase of 207% and net earnings increased from $5.3 million to $29.3 million, an increase of 454%.

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

    COMBINED RATIO

    The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The Company's insurance subsidiaries' loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting principles ("SAP"), are shown in the following table:

                                                                           1996       1995       1994       1993       1992
                                                                         ---------  ---------  ---------  ---------  ---------
Loss ratio.............................................................       56.4%      63.4%      64.6%      66.7%      66.2%
Expense ratio..........................................................       15.6       11.5       10.2       14.4       21.7
                                                                         ---------  ---------  ---------  ---------  ---------
Combined ratio.........................................................       72.0%      74.9%      74.8%      81.1%      87.9%
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------
Industry Average(1)....................................................      105.9%     106.4%     108.4%     106.9%     115.7%

------------------------

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

    During 1996, the Company had gross loss and LAE deficiency of $45.8 million. The gross deficiency comes from two primary sources. The first source is the development of claims on individual policies, several of which were large, which were substantially reinsured. These losses were either reported late or reserves were increased as subsequent information became available. Although the gross development on these losses is large, approximately $34.5 million, because these policies were substantially reinsured, there is no material effect on a net basis. The second source is the run-off of the London market excess of loss ("spiral") business which the Company ceased writing in 1991. This development, which amounted to $11.3 million in 1996, is due to the delay in reporting of catastrophe losses by the London market, coupled with the unprecedented number of catastrophes and subsequent insurance company insolvencies. As the Company did not have enough representative years' underwriting experience upon which to base a more accurate estimate, significant gross development has been experienced. However, this business is substantially reinsured, so there is no material effect on a net basis. The Company believes that additional development would be contained within the substantial reinsurance protection available, thereby not having a material effect on the Company's current operations or shareholders' equity.

    During 1996, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $1.6 million in 1995. The redundancies have been reflected in the statements of earnings for each year as they occur. The Company believes it has materially provided for all net incurred losses.

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

PENDING LEGISLATION

    In recent years state legislatures have considered or enacted laws that alter and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program, have re-examined existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. In addition, Congress and certain Federal agencies have conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose Federal regulation of insurers and reinsurers. From time to time, Congress and certain states have considered various legislative proposals which would provide for governmental earthquake insurance coverage. Legislation has also from time to time been introduced in Congress that could result in the Federal government's assuming some role in the regulation of the insurance industry, but none is currently pending. The Company does not know at this time the extent to which such Federal or state legislative or regulatory initiatives will be adopted, and no assurance can be given that they would not have a material adverse effect on the Company.

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

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

    Total revenue during 1996 increased 20% to $152.2 million from $127.2 million in 1995. 1996 GWP decreased to $230.8 million from $239.0 million in 1995, while 1996 NWP decreased from $98.8 million to $96.8 million. The decrease in written premium was a result of increased competition in the offshore energy business that has driven rates below acceptable levels, as well as the softening in marine rates and, more recently, property rates. Net earned premium in 1996 increased from $80.0 million to $93.3 million, reflecting the large increase in written premium during 1995.

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

    Loss and LAE increased $1.5 million in 1996, to $51.2 million, reflecting the overall increase in business. During 1996, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $1.6 million in 1995. However, during 1996 the Company had gross loss and LAE deficiency of $45.8 million. The gross deficiency comes from two primary sources. The first source is the development of claims on individual policies, several of which were large, which were substantially reinsured. These losses were either reported late or reserves were increased as subsequent information became available. Although the gross development on these losses is large, approximately $34.5 million, because these policies were substantially reinsured, there is no material effect on a net basis. The second source is the run-off of the London market excess of loss ("spiral") business which the Company ceased writing in 1991. This development, which amounted to $11.3 million in 1996, is due to the delay in reporting of catastrophe losses by the London market, coupled with the unprecedented number of catastrophes and subsequent insurance company insolvencies. As the Company did not have enough representative years' underwriting experience upon which to base a more accurate estimate, significant gross development has been experienced. However, this business is substantially reinsured, so there is no material effect on a net basis. The Company believes that additional development would be contained within the substantial reinsurance protection available, thereby not having a material effect on the Company's current operations or shareholders' equity. The Company continues to believe it has materially provided for all net incurred losses.

    Compensation expense decreased $6.4 million or 24% in 1996, to $20.4 million due primarily to a $7.6 million reduction in compensation to LDG's previous principal shareholders. The Company does not expect this downward trend to continue.

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

    Loss and LAE increased $20.2 million in 1995, to $49.8 million, reflecting the overall increase in business written. During 1995, the Company had net loss and LAE redundancy of $1.6 million relating to prior year losses compared to a deficiency of $717,000 in 1994. However, during 1995, the Company had gross loss and LAE deficiency of $18.4 million. The gross deficiency comes from two primary sources. The first source is the development of claims on individual policies, some of which were large, which were substantially reinsured. These losses were either reported late or reserves were increased as subsequent information became available. Although the gross development on these losses was approximately $8.6 million, because these policies were subtantially reinsured, there is no material effect on a net basis. The second source is the run-off of the London market excess of loss ("spiral") business the Company ceased writing in 1991. This development, which amounted to $9.8 million in 1995, is due to the delay in reporting of catastrophe losses by the London market, coupled with the unprecedented number of catastrophes and subsequent insurance insolvencies. As the Company did not have enough representative years' underwriting experience to base a more accurate estimate on, significant gross development has been experienced. However, this business is substantially reinsured, so there is no material effect on a net basis. The Company believes that additional development would be contained within the substantial reinsurance protection available, thereby not having a material effect on the Company's current operations or shareholders' equity. The Company continues to believe it has materially provided for all net incurred losses.

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

    In January, 1997, the Company obtained an additional bank line of credit for $10.0 million. This credit facility provides for short-term borrowings and matures April 30, 1998. Interest is payable quarterly at either (i) variable at the banks prime rate; or (ii) fixed at the London Interbank Offering Rate ("LIBOR") plus 1 1/2%, at the option of the Company. The line of credit is collateralized by a pledge of all capital stock of HCC. This new line of credit improves the Company's short-term liquidity.

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

    The Company believes that its operating cash flows, short-term investments and the bank lines of credit will provide sufficient sources of liquidity to meet its anticipated needs for at least the next twelve months.

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

EFFECTS OF PENDING ACQUISITIONS

    If and when the proposed merger with AVEMCO is consummated, it is expected that future results of operations will benefit from the addition of another profitable member of the Group and that the combined company would have greater access to the capital markets. Offsetting those benefits would be the increased debt service requirements of AVEMCO's current indebtedness. If the merger is not consummated, certain fees to the Company's investment advisor will not have to be paid and under certain conditions either AVEMCO or the Company could owe the counterparty a termination fee. Assuming no termination fee, the Company would expense approximately $1.0 million in merger-related expenses if the merger were not consummated.

    The Company expects to incur approximately $200,000 in merger-related expenses in connection with the pending acquisition of Interworld, Inc. Group, regardless of whether the merger is consummated.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES

    The financial statements and schedules listed in the accompanying index on page 33 are filed as part of this report.

EXHIBITS

    The exhibits listed on the accompanying Index to Exhibits on page 34 are filed as part of this report.

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

                                HCC INSURANCE HOLDINGS, INC.
                                (Registrant)

                                By:              /s/ STEPHEN L. WAY
                                     ------------------------------------------
                                                   Stephen L. Way
                                               CHAIRMAN OF THE BOARD
Dated: April 30, 1997                       AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
      /s/ STEPHEN L. WAY          Directors and Chief
------------------------------    Executive Officer            April 30, 1997
       (Stephen L. Way)           (Principal Executive
                                  Officer)

   /s/ STEPHEN J. LOCKWOOD*
------------------------------  Director, President            April 30, 1997
    (Stephen J. Lockwood)

                                Executive Vice President,
                                  Secretary and Chief
    /s/ FRANK J. BRAMANTI         Financial Officer
------------------------------    (Principal Financial         April 30, 1997
     (Frank J. Bramanti)          Officer and Principal
                                  Accounting Officer)

     /s/ JAMES M. BERRY*
------------------------------  Director                       April 30, 1997
       (James M. Berry)

   /s/ PATRICK B. COLLINS*
------------------------------  Director                       April 30, 1997
     (Patrick B. Collins)

   /s/ J. ROBERT DICKERSON*
------------------------------  Director                       April 30, 1997
    (J. Robert Dickerson)

   /s/ EDWIN H. FRANK, III*
------------------------------  Director                       April 30, 1997
    (Edwin H. Frank, III)

    /s/ JOHN L. KAVANAUGH*
------------------------------  Director                       April 30, 1997
     (John L. Kavanaugh)

     /s/ WALTER J. LACK*
------------------------------  Director                       April 30, 1997
       (Walter J. Lack)

     /s/ HUGH T. WILSON*
------------------------------  Director                       April 30, 1997
       (Hugh T. Wilson)

*By:    /s/ FRANK J. BRAMANTI
      -------------------------
         Frank J. Bramanti,                                    April 30, 1997
          ATTORNEY-IN-FACT

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

                                          TONNESON & COMPANY C.P.A.'s P.C.

Wakefield, Massachusetts
April 6, 1995

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
ASSETS
Investments:
  Securities available for sale:
    Fixed income securities, at market (cost: 1996 $262,667,000; 1995
      $231,807,000)..............................................................  $  264,727,000  $  234,881,000
    Marketable equity securities, at market (cost: 1996 $2,481,000 ; 1995
      $10,097,000)...............................................................       2,433,000      13,812,000
  Mortgage loans, at unpaid principal balance, net...............................        --                81,000
  Short-term investments, at cost, which approximates market.....................      53,100,000      56,513,000
                                                                                   --------------  --------------
      Total investments..........................................................     320,260,000     305,287,000

Cash.............................................................................       3,212,000       3,574,000
Restricted cash and cash investments.............................................      44,363,000      23,495,000
Reinsurance recoverables.........................................................     123,181,000     103,408,000
Premium, claims and other receivables............................................     139,109,000     130,384,000
Ceded unearned premium...........................................................      65,845,000      73,282,000
Deferred policy acquisition costs................................................      16,843,000      16,431,000
Property and equipment, net......................................................       9,135,000       9,440,000
Deferred income tax..............................................................      11,524,000       2,921,000
Other assets, net................................................................      12,307,000      13,454,000
                                                                                   --------------  --------------
      Total assets...............................................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES
Loss and loss adjustment expense payable.........................................  $  185,822,000  $  158,451,000
Reinsurance balances payable.....................................................      43,900,000      68,463,000
Unearned premium.................................................................     114,758,000     118,732,000
Deferred ceding commissions......................................................      15,418,000      17,497,000
Premium and claims payable.......................................................     119,524,000      96,122,000
Notes payable....................................................................      16,500,000      16,661,000
Accounts payable and accrued liabilities.........................................       9,167,000      10,291,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     505,089,000     486,217,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 100,000,000 shares authorized; (issued and
  outstanding: 1996 35,850,832 shares; 1995 13,838,802 shares)...................      35,851,000      13,839,000
Additional paid-in capital.......................................................     131,240,000     123,257,000
Retained earnings................................................................      72,169,000      53,950,000
Unrealized investment gain, net..................................................       1,303,000       4,417,000
Foreign currency translation adjustment..........................................         127,000          (4,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................     240,690,000     195,459,000
                                                                                   --------------  --------------
      Total liabilities and shareholders' equity.................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

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

RESTRICTED CASH AND CASH INVESTMENTS

    In conjunction with the management of reinsurance pools, the Company's agency subsidiaries withhold premium funds for the payment of claims which are shown as restricted cash and cash investments on the consolidated balance sheets. The corresponding liability is included within premium and claims payable in the consolidated balance sheets. These amounts are considered fiduciary funds, and interest earned on these funds accrues to the benefit of the members of the reinsurance pools. Therefore, the Company does not include these amounts as cash or cash equivalents in the consolidated statements of cash flows.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
FOREIGN CURRENCY TRANSLATION

    The functional currency of most foreign subsidiaries is the United States dollar. Assets and liabilities recorded in foreign currencies are translated into United States dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. The Company's foreign currency transactions are principally denominated in British Pound Sterling. From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. Gains or losses in the market value of foreign currency forward contracts are recognized in the statements of earnings concurrently with the gains and losses on the hedged balances. For the years ended December 31, 1996, 1995 and 1994, the gain (loss) from currency conversion was ($181,000), ($209,000) and $203,000, respectively.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

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

    The following unaudited pro forma summary presents information for the year ended December 31, 1994, as if the acquisitions of IMG and MEIB had occurred at the beginning of the year after giving effect to certain adjustments including amortization of goodwill, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. The pro forma summary is for information purposes only,

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined Company.

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

LDG

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG. The former principal shareholder of LDG is a director of the Company. This business combination has been accounted for as a pooling-of-interests. The Company's consolidated financial statements have been restated to include the accounts and operations of LDG for all periods presented.

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

    Certain nonrecurring expenses were incurred during the first six months of 1996. Of the nonrecurring expenses, approximately $24.0 million was related to the compensatory grant of LDG stock to certain key employees by LDG's majority shareholder immediately prior to the combination. Other nonrecurring expenses, which totalled approximately $2.1 million, included legal, accounting and investment banking

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
fees in connection with the merger. The following table presents pro forma net income and earnings per share amounts which reflect the elimination of nonrecurring compensation and merger related expenses in 1996, pro forma adjustments to all years to present Federal income taxes on LDG's earnings prior to its reorganization and merger with the Company and pro forma adjustments to reduce 1995 and 1994 compensation expense based on employment arrangements in effect during 1996, for LDG's previous principal shareholders.

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

INTERWORLD

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

(7) SEGMENT AND GEOGRAPHIC DATA

    The Company classifies its activities into two core business segments: 1) property and casualty insurance company operations and 2) insurance agency and brokerage operations. Corporate includes general corporate items and intersegment eliminations. Geographic location is determined by physical location of the Company's offices and does not represent the location of insureds or reinsureds from whom the business was generated. The following table shows information by business segment and geographic location:

                                                       COMPANY         AGENCY        CORPORATE        TOTAL
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1996:
Revenue:
  Domestic........................................  $   94,507,000  $  36,418,000  $      41,000  $  130,966,000
  Jordan..........................................      17,836,000      1,219,000       --            19,055,000
  United Kingdom..................................        --            2,224,000       --             2,224,000
  Intersegment....................................         600,000        763,000     (1,363,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $  112,943,000  $  40,624,000  $  (1,322,000) $  152,245,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   28,340,000  $    (766,000) $  (2,853,000) $   24,721,000
  Jordan..........................................       5,254,000        874,000       --             6,128,000
  United Kingdom..................................        --           (1,551,000)      --            (1,551,000)
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   33,594,000  $  (1,443,000) $  (2,853,000) $   29,298,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $    1,509,000  $     780,000  $      29,000  $    2,318,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $      598,000  $   1,126,000  $    --        $    1,724,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                                       COMPANY         AGENCY        CORPORATE        TOTAL
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1995:
Revenue:
  Domestic........................................  $   79,209,000  $  30,766,000  $      36,000  $  110,011,000
  Jordan..........................................      13,889,000      1,524,000       --            15,413,000
  United Kingdom..................................        --            1,785,000       --             1,785,000
  Intersegment....................................         474,000        383,000       (857,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $   93,572,000  $  34,458,000  $    (821,000) $  127,209,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   17,192,000  $   3,608,000  $  (1,824,000) $   18,976,000
  Jordan..........................................       4,508,000        602,000       --             5,110,000
  United Kingdom..................................        --              251,000       --               251,000
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   21,700,000  $   4,461,000  $  (1,824,000) $   24,337,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $      932,000  $     758,000  $      10,000  $    1,700,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $    2,399,000  $     684,000  $     186,000  $    3,269,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1994:
Revenue:
  Domestic........................................  $   54,060,000  $  28,552,000  $    --        $   82,612,000
  Jordan..........................................       1,996,000         93,000       --             2,089,000
  United Kingdom..................................        --              804,000       --               804,000
  Intersegment....................................         674,000        376,000     (1,050,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $   56,730,000  $  29,825,000  $  (1,050,000) $   85,505,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   12,475,000  $   3,959,000  $  (1,377,000) $   15,057,000
  Jordan..........................................         725,000        (17,000)      --               708,000
  United Kingdom..................................        --             (497,000)      --              (497,000)
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   13,200,000  $   3,445,000  $  (1,377,000) $   15,268,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $      632,000  $     652,000  $    --        $    1,284,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $    1,033,000  $     405,000  $    --        $    1,438,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    Identifiable assets by business segment and geographic location are shown in the following table:

                                                      COMPANY          AGENCY        CORPORATE        TOTAL
                                                   --------------  --------------  -------------  --------------
December 31, 1996:
  Domestic.......................................  $  494,870,000  $  119,628,000  $  14,418,000  $  628,916,000
  Jordan.........................................      92,033,000       4,405,000       --            96,438,000
  United Kingdom.................................        --            20,425,000       --            20,425,000
                                                   --------------  --------------  -------------  --------------
    Total identifiable assets....................  $  586,903,000  $  144,458,000  $  14,418,000  $  745,779,000
                                                   --------------  --------------  -------------  --------------
                                                   --------------  --------------  -------------  --------------
December 31, 1995:
  Domestic.......................................  $  466,366,000  $   95,917,000  $  11,917,000  $  574,200,000
  Jordan.........................................      89,078,000       4,675,000       --            93,753,000
  United Kingdom.................................        --            13,723,000       --            13,723,000
                                                   --------------  --------------  -------------  --------------
    Total identifiable assets....................  $  555,444,000  $  114,315,000  $  11,917,000  $  681,676,000
                                                   --------------  --------------  -------------  --------------
                                                   --------------  --------------  -------------  --------------

    During 1996 and 1995, one broker in London, England, produced gross written premium to the Company of approximately $25.7 million and $31.2 million, respectively. This represents 11% and 13% of the Company's total gross written premium for those years.

    The Company has insureds and/or reinsureds in approximately 100 countries world-wide. The following table shows the geographical distribution of gross premium written by the domestic insurance company subsidiaries based on location of the insureds and reinsureds:

                                                  1996                         1995                         1994
                                       ---------------------------  ---------------------------  ---------------------------
                                            GWP             %            GWP             %            GWP             %
                                       --------------  -----------  --------------  -----------  --------------  -----------
United States........................  $   94,755,000         45%   $   93,897,000         42%   $   82,584,000         43%
Europe...............................      35,110,000         17        44,052,000         20        33,527,000         17
South America........................      26,033,000         12        30,093,000         13        28,507,000         15
Central America......................      19,253,000          9        22,241,000         10        14,490,000          8
Other................................      36,525,000         17        33,269,000         15        32,719,000         17
                                       --------------        ---    --------------        ---    --------------        ---
                                       $  211,676,000        100%   $  223,552,000        100%   $  191,827,000        100%
                                       --------------        ---    --------------        ---    --------------        ---
                                       --------------        ---    --------------        ---    --------------        ---

(8) REINSURANCE

    In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to unrelated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the subsidiaries but issued by other unrelated companies in order to satisfy local licensing or other requirements,

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
predominantly on foreign business or as reinsurance of captives. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

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

    In order to minimize their exposure to reinsurance credit risk, the Company evaluates the financial condition of their reinsurers and place their reinsurance with a diverse group of financially sound

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
companies. The following table shows reinsurance balances relating to the reinsurers with a total recoverable balance greater than $10.0 million and the collateral and potential offsets held by the Company as of each year end:

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

FOREIGN CURRENCY FORWARD CONTRACTS

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily British Pound Sterling. The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1996, the average Sterling liability, for subsidiaries whose functional currency was the United States dollar, was approximately L907,000 ($1.6 million at the December 31, 1996, rate of exchange) which was hedged by an average open forward contract balance of approximately L460,000 ($785,000 at the December 31, 1996, rate of exchange). There was one open foreign currency forward contract as of December 31, 1996 to purchase L500,000 ($856,000 at the December 31, 1996, rate of exchange) with a maturity of January, 1997. As of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS (CONTINUED)
    Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS (CONTINUED)
    Options generally vest over a one, three or five year period and expire ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying financial statements. During 1996, such compensation expense amounted to $494,000. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma earnings per share would have been $28.3 million, or $0.79 per share, for the year ended December 31, 1996. The pro forma compensation cost for the year ended December 31, 1995, is immaterial. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following assumptions: a) risk free interest rate of 5.6% for 1996 and 6.6% for 1995, b) expected volatility factor of .3, c) dividend yield of .3% for 1996 and 0% for 1995, and
d) expected option life of six years.

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

(14) STATUTORY TO GAAP RECONCILIATIONS

    Reconciliations of statutory policyholders' surplus as of December 31, 1996 and 1995, and net income for the years ended December 31, 1996, 1995 and 1994, of the Company's insurance company subsidiaries

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(14) STATUTORY TO GAAP RECONCILIATIONS (CONTINUED) included in those companies' respective filings with regulatory authorities to the amounts shown in the accompanying consolidated financial statements on the basis of generally accepted accounting principles ("GAAP") are as follows:

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of HCC Insurance Holdings, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. Such report states that for the year ended December 31, 1994, our opinion, insofar as it relates to data included for LDG Management Company Incorporated and Affiliates for 1994, is based solely on the report of the other auditors. In connection with our audits and the report of other auditors of such financial statements, we have also audited the related financial statement schedules listed in the index on page 33 of this Form 10-K. Our opinion on the financial statement schedules, insofar as it relates to data included for LDG Management Company Incorporated and Affiliates for 1994, is based solely on the report of the other auditors.

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