Form 10-K/A
period 1996-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-05-14
CIK 888919

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

------------------------

(1) Source: A.M. Best Company. The SAP basis ratio data is not intended to be a substitute for results of operations on the basis of generally accepted accounting principles ("GAAP"). The differences between SAP and GAAP are shown in Note (14) of the Company's consolidated financial statements. Including this information on a SAP basis is meaningful and useful to allow a comparison of the Company's operating results with those of the insurance industry. A.M. Best reports on insurer performance on a SAP basis to provide for more standardized comparisons among individual companies, as well as industry performance.

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

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(5)
                                                         -----------------------------------------------------
                                                           1996       1995      1994(4)     1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
STATEMENT OF EARNINGS DATA
Revenue
  Net earned premium...................................  $  93,314  $  80,011  $  46,834  $  32,663  $  24,483
  Fee and commission income............................     38,462     32,887     28,456     24,073     16,998
  Net investment income................................     15,372     13,250      9,533      5,454      2,814
  Net realized investment gain.........................      5,097      1,061        682        949         17
                                                         ---------  ---------  ---------  ---------  ---------
      Total revenue....................................    152,245    127,209     85,505     63,139     44,312
Expense
  Loss and LAE.........................................     51,242     49,769     29,588     21,210     16,834
  Operating expense
    Policy acquisition costs...........................     34,110     29,748     21,729     12,747      9,238
    Compensation expense...............................     20,353     26,790     23,900     16,258     13,330
    Other operating expense............................     12,855     12,591      8,660      7,261      4,191
    Compensatory stock grant and merger related
      expenses.........................................     26,160     --         --         --         --
    Ceding commissions.................................    (30,268)   (27,228)   (20,210)   (11,166)    (6,276)
                                                         ---------  ---------  ---------  ---------  ---------
      Net operating expense............................     63,210     41,901     34,079     25,100     20,483
Interest expense.......................................      1,166      2,247      1,972      1,175        607
                                                         ---------  ---------  ---------  ---------  ---------
      Total expense....................................    115,618     93,917     65,639     47,485     37,924
                                                         ---------  ---------  ---------  ---------  ---------
Earnings before income tax provision...................     36,627     33,292     19,866     15,654      6,388
Income tax provision...................................      7,329      8,955      4,598      2,966      1,098
                                                         ---------  ---------  ---------  ---------  ---------
      Net earnings.....................................  $  29,298  $  24,337  $  15,268  $  12,688      5,290
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Increase in redemption value of redeemable common stock
  (1)..................................................                                                 (1,124)
                                                                                                     ---------
      Net earnings applicable to nonredeemable common
        stock..........................................                                                  4,166
                                                                                                     ---------
                                                                                                     ---------
EARNINGS PER SHARE DATA
Primary:
  Earnings per share applicable to nonredeemable common
    stock (2)..........................................  $    0.81  $    0.75  $    0.55  $    0.53  $    0.28
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
  Weighted average shares outstanding (2)..............     35,965     32,667     27,910     23,999     14,863
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Fully diluted:
  Earnings per share applicable to nonredeemable common
    stock (2)..........................................  $    0.81  $    0.74  $    0.55  $    0.52  $    0.27
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
  Weighted average shares outstanding (2)..............     35,986     32,804     27,998     24,199     15,260
                                                         ---------  ---------  ---------  ---------  ---------
                                                         ---------  ---------  ---------  ---------  ---------
Cash dividends declared, per share.....................  $    0.06
                                                         ---------
                                                         ---------
PRO FORMA INFORMATION (6):
Net earnings...........................................  $  41,505
                                                         ---------
Earnings per share.....................................  $    1.15
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

(6) The pro forma amounts shown include the following adjustments relating to the merger of LDG and HCCH: a) to eliminate the non-recurring compensatory stock grant, and b) to reflect appropriate Federal income tax expense on LDG's earnings for the period LDG was an S Corporation. See Note (2) to the Company's consolidated financial statements.

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

    The following table sets forth the relationships of certain income statement items as a percent of total revenue for the periods indicated:

                                                                                  FOR THE YEARS ENDED DECEMBER
                                                                                               31,
                                                                                 -------------------------------
                                                                                   1996       1995       1994
                                                                                 ---------  ---------  ---------
Net earned premium.............................................................       61.3%      62.9%      54.8%
Fee and commission income......................................................       25.3       25.9       33.3
All other income...............................................................       13.4       11.2       11.9
                                                                                 ---------  ---------  ---------
      Total revenue............................................................      100.0      100.0      100.0
Loss and LAE...................................................................       33.7       39.1       34.6
Net operating expense..........................................................       41.5       32.9       39.9
All other expense..............................................................        0.7        1.8        2.3
                                                                                 ---------  ---------  ---------
      Earnings before taxes....................................................       24.1       26.2       23.2
Income taxes...................................................................        4.9        7.1        5.3
                                                                                 ---------  ---------  ---------
      Net earnings.............................................................       19.2%      19.1%      17.9%
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

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

    The Company incurred approximately $200,000 in merger-related expenses in connection with the acquisition of Interworld, Inc. group.

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

                                HCC INSURANCE HOLDINGS, INC.
                                (Registrant)

                                By:              /s/ STEPHEN L. WAY
                                     ------------------------------------------
                                                   Stephen L. Way
                                               CHAIRMAN OF THE BOARD
Dated: May 13, 1997                         AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
      /s/ STEPHEN L. WAY          Directors and Chief
------------------------------    Executive Officer             May 13, 1997
       (Stephen L. Way)           (Principal Executive
                                  Officer)

   /s/ STEPHEN J. LOCKWOOD*
------------------------------  Director, President             May 13, 1997
    (Stephen J. Lockwood)

                                Executive Vice President,
                                  Secretary and Chief
    /s/ FRANK J. BRAMANTI         Financial Officer
------------------------------    (Principal Financial          May 13, 1997
     (Frank J. Bramanti)          Officer and Principal
                                  Accounting Officer)

     /s/ JAMES M. BERRY*
------------------------------  Director                        May 13, 1997
       (James M. Berry)

   /s/ PATRICK B. COLLINS*
------------------------------  Director                        May 13, 1997
     (Patrick B. Collins)

   /s/ J. ROBERT DICKERSON*
------------------------------  Director                        May 13, 1997
    (J. Robert Dickerson)

   /s/ EDWIN H. FRANK, III*
------------------------------  Director                        May 13, 1997
    (Edwin H. Frank, III)

    /s/ JOHN L. KAVANAUGH*
------------------------------  Director                        May 13, 1997
     (John L. Kavanaugh)

     /s/ WALTER J. LACK*
------------------------------  Director                        May 13, 1997
       (Walter J. Lack)

     /s/ HUGH T. WILSON*
------------------------------  Director                        May 13, 1997
       (Hugh T. Wilson)

*By:    /s/ FRANK J. BRAMANTI
      -------------------------
         Frank J. Bramanti,                                     May 13, 1997
          ATTORNEY-IN-FACT

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

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1996           1995           1994
                                                                      -------------  -------------  -------------
REVENUE
Net earned premium..................................................  $  93,314,000  $  80,011,000  $  46,834,000
Fee and commission income...........................................     38,462,000     32,887,000     28,456,000
Net investment income...............................................     15,372,000     13,250,000      9,533,000
Net realized investment gain........................................      5,097,000      1,061,000        682,000
                                                                      -------------  -------------  -------------
      Total revenue.................................................    152,245,000    127,209,000     85,505,000

EXPENSE
Loss and loss adjustment expense....................................     51,242,000     49,769,000     29,588,000
Operating expense:
  Policy acquisition costs..........................................     34,110,000     29,748,000     21,729,000
  Compensation expense..............................................     20,353,000     26,790,000     23,900,000
  Other operating expense...........................................     12,855,000     12,591,000      8,660,000
  Compensatory stock grant and merger related expenses..............     26,160,000       --             --
  Ceding commissions................................................    (30,268,000)   (27,228,000)   (20,210,000)
                                                                      -------------  -------------  -------------
      Net operating expense.........................................     63,210,000     41,901,000     34,079,000
Interest expense....................................................      1,166,000      2,247,000      1,972,000
                                                                      -------------  -------------  -------------
      Total expense.................................................    115,618,000     93,917,000     65,639,000
                                                                      -------------  -------------  -------------
      Earnings before income tax provision..........................     36,627,000     33,292,000     19,866,000
Income tax provision................................................      7,329,000      8,955,000      4,598,000
                                                                      -------------  -------------  -------------
      Net earnings..................................................  $  29,298,000  $  24,337,000  $  15,268,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
EARNINGS PER SHARE DATA:
Earnings per share..................................................  $        0.81  $        0.75  $        0.55
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Weighted average shares outstanding.................................     35,965,000     32,667,000     27,910,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
PRO FORMA INFORMATION (SEE NOTE 2):
Net earnings........................................................  $  41,505,000
                                                                      -------------
                                                                      -------------
Earnings per share..................................................  $        1.15
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

CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statements of cash flows, the Company considers certificates of deposit, corporate demand notes receivable and commercial paper with original maturities of three months or less and money market funds as cash equivalents. These amounts are shown as short-term investments in the consolidated balance sheets. There are no short-term investments which are not cash equivalents.

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

    Certain nonrecurring expenses were incurred during the first six months of 1996. Of the nonrecurring expenses, approximately $24.0 million was related to the compensatory grant of LDG stock to certain key employees by LDG's majority shareholder immediately prior to the combination. The duties and responsibilities of the individuals benefiting from the one-time stock grant have not been diminished nor will other

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
costs be incurred to offset the pro forma adjustment shown below. Other nonrecurring expenses, which totalled approximately $2.1 million, included legal, accounting and investment banking fees in connection with the merger. The following table presents pro forma net income and earnings per share amounts which reflect the elimination of nonrecurring compensatory stock grant expenses in 1996 and pro forma adjustments to all years to present Federal income taxes on LDG's earnings prior to its reorganization and merger with the Company. The pro forma information is shown as a result of changed circumstances following the merger and is needed to assess the impact of the combination.

                                                                          1996           1995           1994
                                                                     --------------  -------------  -------------
Net earnings.......................................................  $   29,298,000  $  24,337,000  $  15,268,000
Nonrecurring compensatory stock grant expenses.....................      24,010,000       --             --
Pro forma Federal income tax.......................................     (11,803,000)      (722,000)      (651,000)
                                                                     --------------  -------------  -------------
    Pro forma net earnings.........................................  $   41,505,000  $  23,615,000  $  14,617,000
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------
    Pro forma earnings per share...................................  $         1.15  $        0.72  $        0.52
                                                                     --------------  -------------  -------------
                                                                     --------------  -------------  -------------

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

INTERWORLD

    On April 30, 1997, the Company acquired all of the outstanding shares of Interworld Inc. group ("Interworld") in exchange for 725,000 shares of its Common Stock. The transaction will be accounted for as a pooling-of-interests.

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