Form 10-K/A
period 1996-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-05-15
CIK 888919

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

    The following tables reflect the investments of the Company (dollars are expressed in thousands). The table set forth below reflects the average amount of investments and short-term investments, income earned, and the yield thereon for the years ended December 31, 1996, 1995, and 1994 respectively:

                                                                           1996        1995        1994
                                                                        ----------  ----------  ----------
Average investments and short-term investments........................  $  312,773  $  258,584  $  192,397
Net investment income.................................................      15,372      13,250       9,533
Average yield (1).....................................................         4.9%        5.1%        5.0%
Average tax equivalent yield (1)......................................         6.7         6.7         6.7

------------------------

(1) Excluding realized and unrealized capital gains and losses.

    The table set forth below summarizes, by type, the investments and short-term investments of the Company as of December 31, 1996:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
Short-term investments................................................................  $   53,100             16%
U.S. Treasury securities..............................................................       3,604              1
Obligations of states, municipalities and political subdivisions......................     261,123             82
Marketable equity securities..........................................................       2,433              1
                                                                                        ----------            ---
  Total investments and short-term investments........................................  $  320,260            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

    The table set forth below indicates the expected maturity distribution of the Company's fixed income securities as of December 31, 1996:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
One year or less......................................................................  $    4,276              2%
One year to five years................................................................      67,383             25
Five years to ten years...............................................................      80,876             31
Ten years to fifteen years............................................................      61,408             23
More than fifteen years...............................................................      50,784             19
                                                                                        ----------            ---
  Total fixed income securities.......................................................  $  264,727            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

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
                                                         ---------
                                                         ---------

                                                                             DECEMBER 31,
                                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(5)
                                                         -----------------------------------------------------
                                                           1996       1995      1994(4)     1993       1992
                                                         ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Total investments and short-term investments.........  $ 320,260  $ 305,287  $ 211,881  $ 172,913  $  78,755
  Reinsurance recoverables.............................    123,181    103,408     99,462     73,057     62,089
  Premium, claims and other receivables................    139,109    130,384    113,704     54,781     46,517
  Ceded unearned premium...............................     65,845     73,282     60,671     26,177      9,830
  Total assets.........................................    745,779    681,676    549,490    352,506    213,905

  Loss and LAE payable.................................    185,822    158,451    129,755     98,399     81,997
  Unearned premium.....................................    114,758    118,732     87,346     37,382     15,142
  Total debt...........................................     16,500     16,661     44,908     28,944      3,673
  Shareholders' equity.................................    240,690    195,459    114,374     93,451     43,168

  Net tangible book value per share (2) (3)............  $    6.41  $    5.33  $    3.50  $    3.50  $    2.01
  Book value per share (2) (3).........................  $    6.71  $    5.65  $    3.89  $    3.50  $    2.01

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

    The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. As of December 31, 1996, the Company had cash and short-term investments of approximately $56.3 million. The Company's consolidated investment portfolio is available to provide additional liquidity and cash for operations.

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

                                          TONNESON & COMPANY C.P.A.'s P.C.

Wakefield, Massachusetts
April 6, 1995

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
ASSETS
Investments:
  Securities available for sale:
    Fixed income securities, at market (cost: 1996 $262,667,000; 1995
      $231,807,000)..............................................................  $  264,727,000  $  234,881,000
    Marketable equity securities, at market (cost: 1996 $2,481,000 ; 1995
      $10,097,000)...............................................................       2,433,000      13,812,000
  Mortgage loans, at unpaid principal balance, net...............................        --                81,000
                                                                                   --------------  --------------
      Total investments..........................................................     267,160,000     248,774,000

Cash and short-term investments:
  Cash...........................................................................       3,212,000       3,574,000
  Short-term investments, at cost, which approximates market.....................      53,100,000      56,513,000
                                                                                   --------------  --------------
    Total cash and short-term investments........................................      56,312,000      60,087,000

Restricted cash and cash investments.............................................      44,363,000      23,495,000
Reinsurance recoverables.........................................................     123,181,000     103,408,000
Premium, claims and other receivables............................................     139,109,000     130,384,000
Ceded unearned premium...........................................................      65,845,000      73,282,000
Deferred policy acquisition costs................................................      16,843,000      16,431,000
Property and equipment, net......................................................       9,135,000       9,440,000
Deferred income tax..............................................................      11,524,000       2,921,000
Other assets, net................................................................      12,307,000      13,454,000
                                                                                   --------------  --------------
      Total assets...............................................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
LIABILITIES
Loss and loss adjustment expense payable.........................................  $  185,822,000  $  158,451,000
Reinsurance balances payable.....................................................      43,900,000      68,463,000
Unearned premium.................................................................     114,758,000     118,732,000
Deferred ceding commissions......................................................      15,418,000      17,497,000
Premium and claims payable.......................................................     119,524,000      96,122,000
Notes payable....................................................................      16,500,000      16,661,000
Accounts payable and accrued liabilities.........................................       9,167,000      10,291,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     505,089,000     486,217,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 100,000,000 shares authorized; (issued and
  outstanding: 1996 35,850,832 shares; 1995 13,838,802 shares)...................      35,851,000      13,839,000
Additional paid-in capital.......................................................     131,240,000     123,257,000
Retained earnings................................................................      72,169,000      53,950,000
Unrealized investment gain, net..................................................       1,303,000       4,417,000
Foreign currency translation adjustment..........................................         127,000          (4,000)
                                                                                   --------------  --------------
      Total shareholders' equity.................................................     240,690,000     195,459,000
                                                                                   --------------  --------------
      Total liabilities and shareholders' equity.................................  $  745,779,000  $  681,676,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

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

CASH AND SHORT-TERM INVESTMENTS

    For purposes of the consolidated statements of cash flows, the Company considers certificates of deposit, corporate demand notes receivable and commercial paper with original maturities of three months or less and money market funds as cash equivalents. These amounts are shown as short-term investments in the consolidated balance sheets. All short-term investments are cash equivalents.

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