Form 10-Q
period 1997-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-05-15
CIK 888919

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _________ to __________

Commission file number             0-20766
                       _______________________________________________________

   HCC Insurance Holdings, Inc.
   ___________________________________________________________________________
   (Exact name of registrant as specified in its charter)

   Delaware                                            76-0336636
   ___________________________________________________________________________
   (State or other jurisdiction of                     (IRS Employer
   incorporation or organization)                      Identification No.)

   13403 Northwest Freeway, Houston, Texas                 77040-6094
   ___________________________________________________________________________
   (Address of principal executive offices)                (Zip Code)

   (713) 690-7300
   ___________________________________________________________________________
   (Registrant's telephone number, including area code)

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

On May 9, 1997, there were 36,895,747 shares of Common Stock, $1 par value issued and outstanding.

                            HCC INSURANCE HOLDINGS, INC.
                                     INDEX

                                                                        Page No.
                                                                        --------
Part I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Balance Sheets
         March 31, 1997 and December 31, 1996...............................3

         Condensed Consolidated Statements of Earnings
           Three Months Ended March 31, 1997 and
           Three Months Ended March 31, 1996................................4

         Condensed Consolidated Statements of Changes in Shareholders' Equity
           Three Months Ended March 31, 1997 and
           Year Ended December 31, 1996.....................................5

         Condensed Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1997 and
           Three Months Ended March 31, 1996................................7

         Notes to Condensed Consolidated Financial Statements...............8

Item 2.  Management's Discussion and Analysis..............................11

Part II. OTHER INFORMATION.................................................13

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                 -------------

                       Condensed Consolidated Balance Sheets

                                  (Unaudited)

                                 -------------

                                                      March 31, 1997     December 31, 1996
                                                      --------------     -----------------
ASSETS

Investments:
  Securities available for sale:
    Fixed income securities, at market
     (cost: 1997 $262,543,000, 1996 $262,667,000)      $260,923,000         $264,727,000
    Marketable equity securities, at market
     (cost: 1997 $1,902,000, 1996 $2,481,000)             1,811,000            2,433,000
                                                       ------------         ------------
    Total investments                                   262,734,000          267,160,000

Cash and short-term investments:
  Cash                                                    2,667,000            3,212,000
  Short-term investments, at cost, which
    approximates market                                  73,858,000           53,100,000
                                                       ------------         ------------
    Total cash and short-term investments                76,525,000           56,312,000

Restricted cash and cash investments                     46,112,000           44,363,000
Reinsurance recoverables                                157,838,000          123,181,000
Premium, claims and other receivables                   156,072,000          139,109,000
Ceded unearned premium                                   74,834,000           65,845,000
Deferred policy acquisition costs                        18,255,000           16,843,000
Property and equipment, net                               9,033,000            9,135,000
Deferred income tax                                      11,886,000           11,524,000
Other assets, net                                        25,904,000           12,307,000
                                                       ------------         ------------
     Total assets                                      $839,193,000         $745,779,000
                                                       ------------         ------------
                                                       ------------         ------------

LIABILITIES

Loss and loss adjustment expense payable               $218,863,000         $185,822,000
Reinsurance balances payable                             50,944,000           43,900,000
Unearned premium                                        122,067,000          114,758,000
Deferred ceding commissions                              17,809,000           15,418,000
Premium and claims payable                              142,862,000          119,524,000
Notes payable                                            19,650,000           16,500,000
Accounts payable and accrued liabilities                 11,310,000            9,167,000
                                                       ------------         ------------
     Total liabilities                                  583,505,000          505,089,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 100,000,000 shares
  authorized, (issued and outstanding:
  1997 36,168,185 shares; 1996 35,850,832 shares)        36,168,000           35,851,000
Additional paid-in capital                              138,075,000          131,240,000
Retained earnings                                        82,487,000           72,169,000
Unrealized investment gain (loss), net                   (1,114,000)           1,303,000
Foreign currency translation adjustment                      72,000              127,000
                                                       ------------         ------------
     Total shareholders' equity                         255,688,000          240,690,000
                                                       ------------         ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $839,193,000         $745,779,000
                                                       ------------         ------------
                                                       ------------         ------------

See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                   Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------

                                                      For the three months ended March 31,
                                                             1997               1996
                                                      -----------------   -----------------
REVENUE

Net earned premium                                       $23,187,000         $23,498,000
Fee and commission income                                 12,461,000           9,517,000
Net investment income                                      4,113,000           3,656,000
Net realized investment gain                                  42,000             813,000
                                                         -----------         -----------
    Total revenue                                         39,803,000          37,484,000

EXPENSE

Loss and loss adjustment expense                          12,129,000          14,239,000

Operating expense:
  Policy acquisition costs                                10,398,000           8,094,000
  Compensation expense                                     5,555,000           5,176,000
  Other operating expense                                  3,539,000           2,905,000
  Merger expense                                             889,000           1,176,000
  Ceding commissions                                     (10,198,000)         (6,681,000)
                                                         -----------         -----------
    Net operating expense                                 10,183,000          10,670,000

Interest expense                                             374,000             288,000
                                                         -----------         -----------
     Total expense                                        22,686,000          25,197,000
                                                         -----------         -----------
     Earnings before income tax provision                 17,117,000          12,287,000
                                                         -----------         -----------
Income tax provision                                       5,714,000           2,823,000
                                                         -----------         -----------
     NET EARNINGS                                        $11,403,000          $9,464,000
                                                         -----------         -----------
                                                         -----------         -----------
EARNINGS PER SHARE DATA:

Primary:
Earnings per share                                            $0.31                $0.27
                                                         -----------         -----------
                                                         -----------         -----------

Weighted average shares outstanding                       37,306,000          35,638,000
                                                         -----------         -----------
                                                         -----------         -----------
Fully diluted:
Earnings per share                                             $0.31               $0.26
                                                         -----------         -----------
                                                         -----------         -----------

Weighted average shares outstanding                       37,308,000          35,772,000
                                                         -----------         -----------
                                                         -----------         -----------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the three months ended March 31, 1997 and
                     for the year ended December 31, 1996

                                 (Unaudited)

                                  ----------

                                                                                                          Foreign
                                                                 Additional                 Unrealized    currency        Total
                                                    Common        paid-in       Retained    investment   translation  shareholders'
                                                    Stock         capital       earnings    gain (loss)  adjustment      equity
                                                 -----------    ------------   -----------  -----------  ----------    ------------
BALANCE AS OF DECEMBER 31, 1995                  $13,839,000   $123,257,000    $53,950,000   $4,417,000    $(4,000)   $195,459,000

20,758,172 shares of Common Stock
  issued for 150% stock dividend                  20,758,000    (20,758,000)            -            -          -               -

117,458 shares of Common Stock
  issued for exercise of options,
  including tax benefit of $366,000                  118,000        725,000             -            -          -          843,000

Net earnings                                              -              -      29,298,000           -          -       29,298,000

Cash dividends declared, $0.06 per share                  -              -      (2,104,000)          -          -       (2,104,000)

Compensatory grant of LDG stock prior to merger           -      23,682,000             -            -          -       23,682,000

Dividends to shareholders of LDG prior to merger          -              -      (3,683,000)          -          -       (3,683,000)

Capitalize undistributed earnings of LDG upon
  conversion from S Corporation                           -       3,840,000     (3,840,000)          -          -               -

1,136,400 shares of Common Stock issued
  for NASRA combination                            1,136,000             -      (1,452,000)          -          -         (316,000)

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of
  $355,000                                                -              -              -      (659,000)        -         (659,000)

Unrealized investment loss on marketable equity
  securities, net of deferred tax benefit of
  $1,307,000                                              -              -              -    (2,455,000)        -       (2,455,000)

Other                                                     -         494,000             -            -     131,000         625,000
                                                 -----------    ------------   -----------  -----------  ----------    ------------
Balance as of December 31, 1996                  $35,851,000    $131,240,000   $72,169,000   $1,303,000   $127,000     $240,690,000
                                                 -----------    ------------   -----------  -----------  ----------    ------------
                                                 -----------    ------------   -----------  -----------  ----------    ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the three months ended March 31, 1997 and
                     for the year ended December 31, 1996

                                  (Unaudited)

                                  (continued)

                                  ----------

                                                                                                          Foreign
                                                                 Additional                 Unrealized    currency        Total
                                                    Common        paid-in       Retained    investment   translation  shareholders'
                                                    Stock         capital       earnings    gain (loss)  adjustment      equity
                                                 -----------    ------------   -----------  -----------  ----------    ------------
BALANCE AS OF DECEMBER 31, 1996                  $35,851,000    $131,240,000   $72,169,000   $1,303,000    $127,000    $240,690,000

49,846 shares of Common Stock issued for
exercise of options, including tax benefit
of $15,000                                            50,000         135,000            -            -           -          185,000

266,667 shares of Common Stock issued for
TRM acquisition                                      267,000       6,700,000            -            -           -        6,967,000

Net earnings                                              -               -     11,403,000           -           -       11,403,000

Cash dividend declared, $0.03 per share                   -               -     (1,085,000)          -           -       (1,085,000)

Unrealized investment loss on fixed income
securities, net of deferred tax benefit
of $1,288,000                                             -               -             -    (2,392,000)         -       (2,392,000)

Unrealized investment loss on marketable
equity securities, net of deferred tax
benefit of $18,000                                        -               -             -       (25,000)         -          (25,000)

Other                                                     -               -             -            -      (55,000)        (55,000)
                                                 -----------    ------------   -----------  -----------  ----------    ------------
BALANCE AS OF MARCH 31, 1997                     $36,168,000    $138,075,000   $82,487,000  $(1,114,000)    $72,000    $255,688,000
                                                 -----------    ------------   -----------  -----------  ----------    ------------
                                                 -----------    ------------   -----------  -----------  ----------    ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                  ---------

                                                           For the three months ended March 31,
                                                                  1997              1996
                                                              ------------     ------------
Cash flows from operating activities:
 Net earnings                                                 $ 11,403,000     $  9,464,000
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
  Change in reinsurance recoverables                           (34,657,000)     (29,721,000)
  Change in premium, claims and other receivables              (16,963,000)     (25,037,000)
  Change in ceded unearned premium                              (8,989,000)      11,012,000
  Change in loss and loss adjustment expense payable            33,041,000       26,729,000
  Change in reinsurance balances payable                         7,044,000       (9,524,000)
  Change in unearned premium                                     7,309,000       (1,559,000)
  Change in premium and claims payable, net of restricted cash  21,589,000       21,019,000
  Net realized investment gain                                     (42,000)        (813,000)
  Depreciation and amortization expense                            725,000          462,000
  Other, net                                                     3,496,000       (3,373,000)
                                                              ------------     ------------
   Cash provided (used) by operating activities                 23,956,000       (1,341,000)

Cash flows from investing activities:
 Sales of fixed income securities                                       -         3,465,000
 Maturity or call of fixed income securities                            -         3,720,000
 Sales of equity securities                                        621,000        3,074,000
 Net cash paid for acquisition                                  (6,550,000)              -
 Cost of investments acquired                                      (50,000)     (11,302,000)
 Purchases of property and equipment                              (382,000)        (139,000)
                                                              ------------     ------------
   Cash used by investing activities                            (6,361,000)      (1,182,000)

Cash flows from financing activities:
 Proceeds from notes payable                                     4,900,000               -
 Sale of Common Stock                                              185,000          601,000
 Payments on notes payable                                      (1,750,000)         (61,000)
 Dividends paid                                                   (717,000)              -
                                                              ------------     ------------
   Cash provided by financing activities                         2,618,000          540,000
                                                              ------------     ------------
   Net change in cash and short-term investments                20,213,000       (1,983,000)

   Cash and short-term investments at beginning of period       56,312,000       60,087,000
                                                              ------------     ------------
   CASH AND SHORT-TERMS INVESTMENTS AT END OF PERIOD          $ 76,525,000     $ 58,104,000
                                                              ------------     ------------
                                                              ------------     ------------
Supplemental cash flow information:

 Interest paid                                                $    430,000     $    706,000
                                                              ------------     ------------
                                                              ------------     ------------
 Income tax paid                                              $  1,980,000     $    306,000
                                                              ------------     ------------
                                                              ------------     ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

           Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

(1)  GENERAL INFORMATION

     HCC Insurance Holdings, Inc. ("the Company") and its subsidiaries include domestic and foreign property and casualty insurance companies and managing general underwriters, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property and casualty insurance, underwritten on both a direct and reinsurance basis, and insurance agency services.

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and notes related thereto. The condensed consolidated balance sheet as of December 31, 1996, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

     On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG Management Company Incorporated ("LDG"). This business combination was accounted for as a pooling-of-interests. The Company's 1996 condensed consolidated financial statements have been restated to include the accounts and operations of LDG for all periods presented.

     INCOME TAX

     For the three months ended March 31, 1997 and 1996, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Companies' effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income. In addition, during the three months ended March 31, 1996, LDG was an S Corporation and thus exempt from Federal income tax.

     EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period divided into net earnings. Weighted average shares outstanding for 1996 have been adjusted to include the shares issued in connection with the combination with LDG. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options.

     EFFECTS ON RECENT ACCOUNTING PRONOUNCEMENTS

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128 "Earnings Per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997. Early application is not permitted. SFAS No. 128 modifies the denominator to be used in the earnings per share calculations, and requires additional disclosures of the calculations. The statement will have no effect on the Company's net earnings, shareholders' equity or cash flows and an insignificant effect on earnings per share.

     RECLASSIFICATIONS

     Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

           Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

                                 (Continued)

(2)  REINSURANCE

     In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to unrelated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries, was underwritten directly by the subsidiaries but issued by other unrelated companies in order to satisfy local licensing or other requirements, predominantly on foreign business or as reinsurance of captives. The following table represents the approximate effect of such reinsurance transactions on net premium and loss and loss adjustment expense:


                                                                               Loss and Loss
                                                   Written        Premium        Adjustment
                                                   Premium         Earned         Expense
                                                 ------------   ------------   ------------
     For the three months ended March 31, 1997:

     Direct business                             $ 16,822,000   $ 22,845,000   $ 13,310,000
     Reinsurance assumed                           54,349,000     41,016,000     59,748,000
     Reinsurance ceded                            (49,664,000)   (40,674,000)   (60,929,000)
                                                 ------------   ------------   ------------
        NET AMOUNTS                              $ 21,507,000   $ 23,187,000   $ 12,129,000
                                                 ------------   ------------   ------------
                                                 ------------   ------------   ------------

     For the three months ended March 31, 1996:

     Direct business                             $ 14,300,000   $ 25,803,000   $ 16,925,000
     Reinsurance assumed                           40,969,000     31,224,000     39,892,000
     Reinsurance ceded                            (22,518,000)   (33,529,000)   (42,578,000)
                                                 ------------   ------------   ------------
        NET AMOUNTS                              $ 32,751,000   $ 23,498,000   $ 14,239,000
                                                 ------------   ------------   ------------
                                                 ------------   ------------   ------------

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                March 31, 1997   December 31, 1996
                                                 ------------       ------------
Reinsurance recoverable on paid losses           $ 26,335,000       $ 21,708,000
Reinsurance recoverable on outstanding losses     123,517,000         96,247,000
Reinsurance recoverable on IBNR                    10,431,000          7,641,000
Reserve for uncollectible reinsurance              (2,445,000)        (2,415,000)
                                                 ------------       ------------
   TOTAL REINSURANCE RECOVERABLES                $157,838,000       $123,181,000
                                                 ------------       ------------
                                                 ------------       ------------

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ---------

           Notes to Condensed Consolidated Financial Statements

                                 (Unaudited)

                                 (Continued)

(2)  REINSURANCE, continued

     The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At March 31, 1997, the Company held letters of credit and cash deposits in the amounts of $82.5 million and $8.9 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.4 million as of March 31, 1997, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of their reinsurers and places their reinsurance with a diverse group of financially sound companies.

(3)  ACQUISITIONS

     TRM

     On January 24, 1997, the Company acquired all of the occupational accident business of the TRM International, Inc. group of companies in exchange for 266,667 shares of the Company's Common Stock and $6.55 million in cash. This acquisition has been accounted for as a purchase and results of operations of the business acquired has been included in condensed consolidated statements of earnings beginning in January 1997. Cost in excess of net assets acquired (goodwill) of approximately $13.5 million was recorded from this acquisition, which is being amortized over twenty years.

     INTERWORLD

     On January 6, 1997, the Company announced that it had agreed in principal to acquire all of the outstanding shares of Interworld Corporation in exchange for 725,000 shares of the Company's Common Stock. The transaction was finalized on April 30, 1997 and will be accounted for as a pooling-of-interests. However, the Company's consolidated financial statements will not be restated due to immateriality.

     AVEMCO

     On January 17, 1997, HCCH and AVEMCO Corporation ("AVEMCO") jointly announced that the Companies had signed a letter of intent to merge in a stock for stock transaction, each share of AVEMCO common stock to be exchanged for one share of HCCH's Common Stock. The Companies executed definitive agreements on February 28, 1997. This transaction will be accounted for as a pooling-of-interests. The merger is still subject to approval by the shareholders of both Companies and to certain regulatory approvals. As of March 31, 1997, there were approximately 8.4 million shares of AVEMCO common stock outstanding.

     SOUTHERN

     On April 16, 1997, the Company announced it had agreed in principal to acquire all of the outstanding shares of Southern Aviation Insurance Underwriters, Inc. in exchange for 225,000 shares of the Company's Common Stock. The combination is subject to the parties finalizing definitive agreements and is expected to be accounted for as a pooling-of-interests.

MANAGEMENT'S DISCUSSION AND ANALYSIS

QUARTER ENDED MARCH 31, 1997 VERSUS QUARTER ENDED MARCH 31, 1996.

Gross written premium increased 29% to $71.2 million for the first quarter of 1997 from $55.3 million for the same period in 1996 due primarily to a few large policies written in the quarter. Net written premium for the first quarter of 1997 decreased 34% to $21.5 million from $32.8 million for the same period in 1996 due to a reduction in marine gross written premium where retentions are higher due to the lack of catastrophe exposure and the increased use of facultative reinsurance as the market softens. In addition, the first quarter of 1996 was inflated by the initial impact of the reduction in the amount of non-catastrophe proportional reinsurance purchased by the Company on certain lines of business. Net earned premium was unchanged at $23.2 million for the first quarter of 1997 compared to $23.5 million for the same period in 1996.

Fee and commission income increased 31% to $12.5 million for the first quarter of 1997 compared to $9.5 million for the same period in 1996 due to the higher proportion of ceded premium plus a few large individual transactions in the quarter. The Company expects fee and commission income to continue to increase during the remainder of 1997 due to the effects of the recent and pending acquisitions. Net investment income increased 13% to $4.1 million for the first quarter of 1997 compared to $3.7 million for the same period in 1996 reflecting a higher level of investments. While total revenue only increased 6% to $39.8 million, there was a greater portion of non-risk bearing agency income, which, is more profitable.

Net realized investment gains from sales of equity securities were $42,000 during the first quarter of 1997 compared to gains of $917,000 for the same period in 1996. During 1996, the Company systematically liquidated the vast majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $104,000 during the first quarter of 1996. There were no dispositions of fixed income securities during the first quarter of 1997.

Loss and LAE decreased $2.1 million during the first quarter of 1997, to $12.1 million, as the Company's GAAP loss ratio decreased to 51.8% from 60.6% due to the partial release of certain reserve redundancies and particularly good results on the aviation line of business.

Other operating expense increased 22% to $3.5 million for the first quarter of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $241,000 for the first quarter of 1997 compared to $72,000 for the first quarter of 1996 and is included in other operating expense.

Merger expense respresents non-recurring items incurred to consummate the acquisitions and mergers which are or will be accounted for as a pooling-of-interests. The amounts incurred during the first quarter of 1996 were incurred due to the combination with LDG. The amounts incurred during 1997 were incurred due to the combination with Interworld Corporation and the pending combination with AVEMCO Corporation.

Interest expense increased 30% to $374,000 during the first quarter of 1997 from $288,000 due to the increased level of indebtedness used to fund the cash portion of recent acquisitions. Currency conversion losses amounted to $218,000 compared to losses of $128,000 for the same period in 1996.

Income tax expense increased $2.9 million, or 102%, to $5.7 million for the first quarter of 1997. The majority of the increase is due to greater pre-tax income; however, LDG was an S Corporation, and thus exempt from Federal income taxes for the three months ended March 31, 1996. Had LDG been subject to Federal income taxes during that period, income tax expense for the first quarter of 1996 would have increased by $1.2 million.

Net earnings increased 20% to $11.4 million for the first quarter of 1997 from $9.5 million for the same period in 1996. This increase was principally a result of higher underwriting profits and increased fee and commission income.

Earnings per share increased 15% to $0.31 for the first quarter of 1997 from $0.27 for the first quarter of 1996. This reflects a 20% increase in net earnings partially offset by a 5% increase in weighted average shares outstanding.

The Company's insurance company subsidiaries' statutory combined ratio was 64.1% for the first quarter of 1997, as compared to 79.8% for the same period in 1996. The Company's combined ratio remains significantly better than the industry average.

The Company's book value per share was $7.07 as of March 31, 1997, up from $6.71 as of December 31, 1996. Earnings added $0.32 per share to book value during the first quarter of 1997, while the unrealized loss incurred during the quarter on the investment portfolio, which is entirely marked-to-market, amounted to $2.4 million, net of tax, or $0.07 per share.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $15.8 million or 5% since December 31, 1996, and totaled $339.3 million as of March 31, 1997, of which $76.5 million was cash and short-term investments. Total assets increased to $839.2 million as of March 31, 1997, from $745.8 million as of December 31, 1996.

FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, EXPANSION OR CONTRACTION OF ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING REGULATIONS IN FOREIGN COUNTRIES, THE EFFECT OF PENDING ACQUISITIONS, AS WELL AS GENERAL MARKET CONDITIONS, COMPETITION AND PRICING. PLEASE REFER TO THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY WITHOUT CHARGE, FOR FURTHER INFORMATION.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:
               The exhibits listed on the accompanying Index to Exhibits on the following page are filed as part of this report.

          (b)  Reports on Form 8-K:

               On January 21, 1997, the Registrant filed a report on Form 8-K reporting that the Registrant had signed a letter of intent to merge with AVEMCO Corporation in a stock-for-stock transaction.

               On March 6, 1997, the Registrant filed a report on Form 8-K reporting that the Registrant and AVEMCO had executed definitive agreements in connection with the proposed merger.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 HCC Insurance Holdings, Inc.
                                           ------------------------------------
                                                         (Registrant)


   May 15, 1997                                    /s/ Frank J. Bramanti
------------------                         ------------------------------------
     (Date)                                  Frank J. Bramanti, Executive Vice
                                           President and Chief Financial Officer

                               INDEX TO EXHIBITS


10.334 - Agreement and Plan of Reorganization dated April 30, 1997 among Interworld Corporation, Aviation & Marine Insurance Group, Inc., various shareholders of those companies and HCC Insurance Holdings, Inc. related to the acquisition of 100% of the common stock of Interworld Corporation.

11      - Statement Regarding Computation of Earnings Per Share.

27.1    - EDGAR Financial Data Schedule-March 31, 1997.

27.2    - EDGAR Financial Data Schedule-Restated March 31, 1996.