Form 10-Q
period 1997-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-08-14
CIK 888919

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarter Ended June 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 from _______ to __________


Commission file number                 0-20766
                       -------------------------------------------------------


    HCC Insurance Holdings, Inc.
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


    Delaware                                          76-0336636
-------------------------------------------------------------------------------
    (State or other jurisdiction of                   (IRS Employer
    incorporation or organization)                    Identification No.)


    13403 Northwest Freeway, Houston, Texas                 77040-6094
-------------------------------------------------------------------------------
    (Address of principal executive offices)                (Zip Code)


    (713) 690-7300
-------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


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

On August 8, 1997, there were 45,934,708 shares of Common Stock, $1 par value issued and outstanding.

                             HCC INSURANCE HOLDINGS, INC.
                                        INDEX






Part I.  FINANCIAL INFORMATION

                                                                                               PAGE NO.
                                                                                               --------
         Item 1.   Condensed Consolidated Balance Sheets
                     June 30, 1997 and December 31, 1996..........................................3

                   Condensed Consolidated Statements of Earnings
                     Six Months Ended June 30, 1997 and
                     Six Months Ended June 30, 1996...............................................4

                   Condensed Consolidated Statements of Earnings
                     Three Months Ended June 30, 1997 and
                     Three Months Ended June 30, 1996.............................................5

                   Condensed Consolidated Statements of Changes in Shareholders' Equity
                     Six Months Ended June 30, 1997 and
                     Year Ended December 31, 1996.................................................6

                   Condensed Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1997 and
                     Six Months Ended June 30, 1996...............................................8

                   Notes to Condensed Consolidated Financial Statements...........................9

         Item 2.   Management's Discussion and Analysis..........................................13


Part II. OTHER INFORMATION.......................................................................16


                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ---------

                        Condensed Consolidated Balance Sheets

                                     (Unaudited)

                                      ---------

                                                                                     June 30, 1997     December 31, 1996
                                                                                   ------------------- ------------------
ASSETS

Investments:
  Securities available for sale:
    Fixed income securities, at market
      (cost: 1997 $383,719,000; 1996 $371,844,000)                                  $  390,283,000      $  377,555,000
    Marketable equity securities, at market
      (cost: 1997 $12,167,000; 1996 $13,434,000)                                        11,914,000          13,250,000
                                                                                   ------------------- ------------------
    Total investments                                                                  402,197,000         390,805,000

Cash and short-term investments:
  Cash                                                                                   1,106,000           9,171,000
  Short-term investments, at cost, which approximates market                           103,313,000          78,693,000
                                                                                   ------------------- ------------------
    Total cash and short-term investments                                              104,419,000          87,864,000

Restricted cash and cash investments                                                    49,458,000          44,363,000
Reinsurance recoverables                                                               148,789,000         132,684,000
Premium, claims and other receivables                                                  223,599,000         168,717,000
Ceded unearned premium                                                                  77,969,000          71,758,000
Deferred policy acquisition costs                                                       24,488,000          24,166,000
Property and equipment, net                                                             17,366,000          17,021,000
Deferred income tax                                                                      8,974,000          10,871,000
Other assets, net                                                                       36,959,000          15,795,000
                                                                                   ------------------- ------------------
    TOTAL ASSETS                                                                    $1,094,218,000      $  964,044,000
                                                                                   ------------------- ------------------
                                                                                   ------------------- ------------------
LIABILITIES
Loss and loss adjustment expense payable                                            $  245,497,000      $  229,049,000
Reinsurance balances payable                                                            59,190,000          45,449,000
Unearned premium                                                                       164,337,000         151,959,000
Deferred ceding commissions                                                             17,791,000          16,670,000
Premium and claims payable                                                             171,601,000         123,118,000
Notes payable                                                                           79,476,000          73,167,000
Accounts payable and accrued liabilities                                                20,359,000          23,370,000
                                                                                   ------------------- ------------------
    Total liabilities                                                                  758,251,000         662,782,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 100,000,000 shares authorized,
  (issued and outstanding: 1997 45,582,329 shares; 1996 47,416,643 shares)              45,582,000          47,417,000
Additional paid-in capital                                                             150,291,000         139,971,000
Retained earnings                                                                      136,087,000         167,012,000
Unrealized investment gain, net                                                          4,133,000           3,623,000
Foreign currency translation adjustment                                                   (126,000)            (91,000)
Treasury stock (1996 3,301,741 shares)                                                          -          (56,670,000)
                                                                                   ------------------- ------------------
    Total shareholders' equity                                                         335,967,000         301,262,000
                                                                                   ------------------- ------------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $1,094,218,000      $  964,044,000
                                                                                   ------------------- ------------------
                                                                                   ------------------- ------------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                      ----------

                                            For the six months ended June 30,
                                                 1997              1996
                                           ---------------- -----------------
REVENUE

Net earned premium                          $  92,809,000    $  86,805,000
Fee and commission income                      32,199,000       26,131,000
Net investment income                          12,729,000       11,434,000
Computer products and services                  3,601,000        4,098,000
Net realized investment gain (loss)              (294,000)       5,207,000
                                           ---------------- -----------------
      Total revenue                           141,044,000      133,675,000

EXPENSE

Loss and loss adjustment expense               56,070,000       53,657,000

 Operating expense:
  Policy acquisition costs                     26,088,000       23,386,000
  Compensation expense                         20,153,000       19,251,000
  Other operating expense                      15,575,000       12,541,000
  Merger expense                                7,277,000       26,160,000
  Ceding commissions                          (20,361,000)     (16,438,000)
                                           ---------------- -----------------
      Net operating expense                    48,732,000       64,900,000

Interest expense                                2,810,000        2,664,000
                                           ---------------- -----------------
      Total expense                           107,612,000      121,221,000
                                           ---------------- -----------------
      Earnings before income tax provision     33,432,000       12,454,000

Income tax provision (benefit)                 11,419,000         (339,000)
                                           ---------------- -----------------
      NET EARNINGS                          $  22,013,000    $  12,793,000
                                           ---------------- -----------------
                                           ---------------- -----------------

EARNINGS PER SHARE DATA:

Primary:
Earnings per share                          $        0.48    $        0.29
                                           ---------------- -----------------
                                           ---------------- -----------------

Weighted average shares outstanding            46,053,000       44,330,000
                                           ---------------- -----------------
                                           ---------------- -----------------

Fully diluted:
Earnings per share                          $        0.48    $        0.29
                                           ---------------- -----------------
                                           ---------------- -----------------

Weighted average shares outstanding            46,146,000       44,410,000
                                           ---------------- -----------------
                                           ---------------- -----------------

Cash dividends declared, per share          $        0.06    $        0.02
                                           ---------------- -----------------
                                           ---------------- -----------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                      ----------


                                                For the three months ended June 30,
                                                       1997             1996
                                                  --------------- --------------
REVENUE


Net earned premium                                $  48,134,000   $  43,614,000
Fee and commission income                            16,142,000      13,750,000
Net investment income                                 6,526,000       5,742,000
Computer products and services                        1,955,000       2,180,000
Net realized investment gain (loss)                    (238,000)      3,881,000
                                                  --------------- --------------
      Total revenue                                  72,519,000      69,167,000

EXPENSE

Loss and loss adjustment expense                     29,452,000      26,421,000

Operating expense:
  Policy acquisition costs                           11,845,000      11,265,000
  Compensation expense                               10,276,000      10,007,000
  Other operating expense                             8,733,000       7,142,000
  Merger expense                                      5,404,000      24,984,000
  Ceding commissions                                 (9,366,000)     (8,818,000)
                                                  --------------- --------------
      Net operating expense                          26,892,000      44,580,000

Interest expense                                      1,435,000       1,408,000
                                                  --------------- --------------
      Total expense                                  57,779,000      72,409,000
                                                  --------------- --------------
      Earnings (loss)  before income tax provision   14,740,000      (3,242,000)

Income tax provision (benefit)                        5,758,000      (3,884,000)
                                                  --------------- --------------
      NET EARNINGS                                $   8,982,000   $     642,000
                                                  --------------- --------------
                                                  --------------- --------------

EARNINGS PER SHARE DATA:

Primary:
Earnings per share                                $        0.19   $        0.01
                                                  --------------- --------------
                                                  --------------- --------------

Weighted average shares outstanding                  46,383,000      44,263,000
                                                  --------------- --------------
                                                  --------------- --------------

Fully diluted:
Earnings per share                                $        0.19   $        0.01
                                                  --------------- --------------
                                                  --------------- --------------

Weighted average shares outstanding                  46,482,000      44,279,000
                                                  --------------- --------------
                                                  --------------- --------------
Cash dividends declared, per share                $        0.03   $        0.02
                                                  --------------- --------------
                                                  --------------- --------------

See Notes to Condensed Consolidated Financial Statements.

              HCC Insurance Holdings, Inc. and Subsidiaries

                               ----------

  Condensed Consolidated Statements of Changes in Shareholders' Equity
               For the six months ended June 30, 1997 and
                  for the year ended December 31, 1996
                               (Unaudited)

                               ----------

                                                                             Additional                        Unrealized
                                                              Common          paid-in           Retained       investment
                                                              Stock           capital           earnings       gain (loss)
                                                        --------------- -----------------  ----------------- ---------------
BALANCE AS OF DECEMBER 31, 1995                          $  18,460,000   $  138,084,000     $  142,134,000    $  9,296,000

27,688,869 shares of Common Stock issued for
  150% stock dividend                                       27,689,000      (27,689,000)              -               -

132,108 shares of Common Stock issued for exercise
  of options, including tax benefit of $366,000                132,000          837,000               -               -

Net earnings                                                      -                -            41,586,000            -

Cash dividends declared, $0.06 per share                          -                -            (2,104,000)           -

Compensatory grant of pooled company stock prior to
  merger                                                          -          23,682,000               -               -

Dividends to shareholders of pooled companies prior to
  merger                                                          -                -            (7,705,000)           -

Capitalize undistributed earnings of pooled company
  upon conversion from S Corporation                              -           3,840,000         (3,840,000)           -

1,136,400 shares of Common Stock issued
  for NASRA combination                                      1,136,000             -            (1,452,000)           -

Repurchase of 520,000 shares of Common Stock by
  pooled company prior to merger                                  -                -                  -               -

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of $857,000             -                -                  -         (1,594,000)

Unrealized investment loss on marketable equity
  securities, net of deferred tax benefit of $2,144,000           -                -                  -         (4,079,000)

Other                                                             -           1,217,000         (1,607,000)           -
                                                        --------------- -----------------  ----------------- ---------------
    BALANCE AS OF DECEMBER 31, 1996                      $  47,417,000   $  139,971,000     $  167,012,000    $  3,623,000



See Notes to Condensed Consolidated Financial Statements.


                                                             Foreign
                                                            currency                             Total
                                                           translation        Treasury        shareholders'
                                                           adjustment          stock            equity
                                                        ---------------- ----------------   ---------------


BALANCE AS OF DECEMBER 31, 1995                          $    (186,000)  $  (50,570,000)    $  257,218,000

27,688,869 shares of Common Stock issued for
  150% stock dividend                                             -                -                  -

132,108 shares of Common Stock issued for exercise
  of options, including tax benefit of $366,000                   -                -               969,000

Net earnings                                                      -                -            41,586,000

Cash dividends declared, $0.06 per share                          -                -            (2,104,000)

Compensatory grant of pooled company stock prior to
  merger                                                          -                -            23,682,000

Dividends to shareholders of pooled companies prior to
  merger                                                          -                -            (7,705,000)

Capitalize undistributed earnings of pooled company
  upon conversion from S Corporation                              -                -                  -

1,136,400 shares of Common Stock issued
  for NASRA combination                                           -                -              (316,000)

Repurchase of 520,000 shares of Common Stock by
  pooled company prior to merger                                  -          (7,909,000)        (7,909,000)

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of $857,000             -                -            (1,594,000)

Unrealized investment loss on marketable equity
  securities, net of deferred tax benefit of $2,144,000           -                -            (4,079,000)

Other                                                           95,000        1,809,000          1,514,000
                                                        ---------------- ----------------   ---------------
    BALANCE AS OF DECEMBER 31, 1996                      $     (91,000)  $  (56,670,000)    $  301,262,000


See Notes to Condensed Consolidated Financial Statements.

                HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                    For the six months ended June 30, 1997 and
                        for the year ended December 31, 1996


                                  (Unaudited)

                                  (continued)

                                   ----------

                                                                 Additional                        Unrealized
                                                 Common            paid-in         Retained        investment
                                                  Stock            capital         earnings        gain (loss)
                                            ---------------- ----------------  ---------------    -------------
BALANCE AS OF DECEMBER 31, 1996             $  47,417,000   $  139,971,000     $  167,012,000     $  3,623,000

392,652 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $881,000                                     392,000        4,448,000                  -                -

266,667 shares of Common Stock issued for
  TRM acquisition                                 267,000        6,700,000                  -                -

725,000 shares of Common Stock issued for
  Interworld combination                          725,000                -           (238,000)               -

98,003 shares of Common Stock issued for
  MGU acquisition                                  98,000        2,602,000                  -                -

Net earnings                                            -                -         22,013,000                -

Cash dividends declared, $0.06 per share                -                -         (2,453,000)               -

Repurchase of 14,895 shares of Common Stock
  by pooled company prior to merger                     -                -                  -                -

Retirement of 3,316,636 shares of Treasury
  Stock                                        (3,317,000)      (3,430,000)       (50,247,000)               -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge
  of $298,000                                           -                -                  -          555,000

Unrealized investment loss on marketable
  equity securities, net of deferred tax
  benefit of $24,000                                    -                -                  -          (45,000)

Other                                                   -                -                  -                -
                                            ---------------- ----------------  ---------------    -------------
    BALANCE AS OF JUNE 30, 1997             $  45,582,000    $ 150,291,000     $  136,087,000     $  4,133,000
                                            ---------------- ----------------  ---------------    -------------
                                            ---------------- ----------------  ---------------    -------------

See Notes to Condensed Consolidated Financial Statements.

                                                  Foreign
                                                 currency                            Total
                                                translation       Treasury        shareholders'
                                                adjustment         stock             equity
                                             ---------------- ----------------  ---------------
BALANCE AS OF DECEMBER 31, 1996                  $  (91,000)  $  (56,670,000)  $  301,262,000

392,652 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $881,000                                             -                -        4,840,000

266,667 shares of Common Stock issued for
  TRM acquisition                                         -                -        6,967,000

725,000 shares of Common Stock issued for
  Interworld combination                                  -                -          487,000

98,003 shares of Common Stock issued for
  MGU acquisition                                         -                -        2,700,000

Net earnings                                              -                -       22,013,000

Cash dividends declared, $0.06 per share                  -                -       (2,453,000)

Repurchase of 14,895 shares of Common Stock
  by pooled company prior to merger                       -         (324,000)        (324,000)

Retirement of 3,316,636 shares of Treasury
  Stock                                                   -       56,994,000                -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge
  of $298,000                                             -                -          555,000

Unrealized investment loss on marketable
  equity securities, net of deferred tax
  benefit of $24,000                                      -                -          (45,000)

Other                                               (35,000)               -          (35,000)
                                             ---------------- ----------------  ---------------
    BALANCE AS OF JUNE 30, 1997                  $ (126,000)  $            -    $ 335,967,000
                                             ---------------- ----------------  ---------------
                                             ---------------- ----------------  ---------------

See Notes to Condensed Consolidated Financial Statements.

                                       7

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                       --------

                   Condensed Consolidated Statements of Cash Flows

                                     (Unaudited)

                                       --------

                                                   For the six months ended June 30,
                                                         1997              1996
                                                   --------------     --------------
Cash flows from operating activities:
  Net earnings                                     $  22,013,000      $  12,793,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Change in reinsurance recoverables               (16,105,000)       (20,115,000)
    Change in premium, claims and other
     receivables                                     (54,882,000)       (14,987,000)
    Change in ceded unearned premium                  (6,211,000)            39,000
    Change in deferred income tax, net of tax
     effect of unrealized gain or loss                 1,623,000         (9,161,000)
    Change in loss and loss adjustment expense
     payable                                          16,448,000         16,906,000
    Change in reinsurance balances payable            13,741,000         (7,970,000)
    Change in unearned premium                        12,378,000         14,366,000
    Change in premium and claims payable, net
     of restricted cash                               43,388,000          8,722,000
    Net realized investment (gain) loss                  294,000         (5,207,000)
    Non cash compensation expense                              -         23,841,000
    Depreciation and amortization expense              2,324,000          1,753,000
    Other, net                                        (4,038,000)         4,864,000
                                                   --------------     --------------
      Cash provided by operating activities           30,973,000         25,844,000

Cash flows from investing activities:
  Sales of fixed income securities                    15,394,000         17,222,000
  Maturity or call of fixed income securities          8,390,000          7,333,000
  Sales of equity securities                           8,329,000         22,693,000
  Cash paid for acquisitions                         (10,150,000)                 -
  Cost of investments acquired                       (43,446,000)       (41,691,000)
  Purchases of property and equipment                 (1,958,000)        (1,187,000)
                                                   --------------     --------------
      Cash provided (used) by investing activities   (23,441,000)         4,370,000

Cash flows from financing activities:
  Proceeds from notes payable                         10,406,000         12,000,000
  Sale of Common Stock                                 4,840,000            741,000
  Payments on notes payable                           (4,097,000)       (14,423,000)
  Dividends paid                                      (1,802,000)        (5,719,000)
  Repurchase Common Stock                               (324,000)        (6,597,000)
                                                   --------------     --------------
      Cash provided (used) by financing activities     9,023,000        (13,998,000)
                                                   --------------     --------------
      Net change in cash and short-term investments   16,555,000         16,216,000

      Cash and short-term investments at
       beginning of period                            87,864,000         78,437,000
                                                   --------------     --------------
      CASH AND SHORT-TERM INVESTMENTS AT END
       OF PERIOD                                   $ 104,419,000      $  94,653,000
                                                   --------------     --------------
                                                   --------------     --------------
Supplemental cash flow information:

  Interest paid                                    $   3,328,000      $   3,607,000
                                                   --------------     --------------
                                                   --------------     --------------
  Income tax paid                                  $  12,635,000      $   3,945,000
                                                   --------------     --------------
                                                   --------------     --------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

(1) GENERAL INFORMATION

    HCC Insurance Holdings, Inc. ("the Company" or "HCCH") and its subsidiaries include domestic and foreign property and casualty insurance companies and managing general underwriters, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property, casualty, accident and health insurance, underwritten on both a direct and reinsurance basis, and insurance agency services.

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

    On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock to acquire all of the outstanding common stock and options of AVEMCO Corporation ("AVEMCO"). This business combination was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented.

    INCOME TAX

    For the six months ended June 30, 1997 and 1996, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income. In addition, during 1996, prior to its merger with the Company, LDG Management Company Incorporated ("LDG") was an S Corporation and thus exempt from Federal income tax until May 21, 1996.

    EARNINGS PER SHARE

    Earnings per share are based on the weighted average number of common and common equivalent shares outstanding during the period divided into net earnings. Weighted average shares outstanding have been adjusted to include shares and options issued in connection with the combination of AVEMCO. Outstanding common stock options, when dilutive, are considered to be common stock equivalents for the purpose of this calculation. The treasury stock method is used to calculate common stock equivalents due to options.

    EFFECTS ON RECENT ACCOUNTING PRONOUNCEMENTS

    In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings per Share". SFAS No. 128 is effective for fiscal periods ending after December 15, 1997. Early application is not permitted. SFAS No. 128 modifies the denominator to be used in the earnings per share calculations, and requires additional disclosures of the calculations. The statement will have no effect on the Company's net earnings, shareholders' equity or cash flows and an insignificant effect on earnings per share.

    In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for fiscal years beginning after December 15, 1997. These SFAS's require that additional information be included in a complete set of financial statements, but will have no effect on the Company's net earnings, shareholders' equity or cash flows.

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

                                                                                Loss and Loss
                                                  Written          Earned        Adjustment
                                                  Premium         Premium         Expense
                                                -------------   -------------   -------------
    For the six months ended June 30, 1997:

    Direct business                             $  92,620,000   $ 86,559,000    $  49,562,000
    Reinsurance assumed                            92,579,000     88,125,000       90,724,000
    Reinsurance ceded                             (88,450,000)   (81,875,000)     (84,216,000)
                                                -------------   -------------   -------------
        NET AMOUNTS                             $  96,749,000   $ 92,809,000    $  56,070,000
                                                -------------   -------------   -------------
                                                -------------   -------------   -------------
    For the six months ended June 30, 1996:

    Direct business                             $  97,288,000   $  95,023,000   $  58,993,000
    Reinsurance assumed                            81,128,000      69,153,000      54,719,000
    Reinsurance ceded                             (77,337,000)    (77,371,000)    (60,055,000)
                                                -------------   -------------   -------------
        NET AMOUNTS                             $ 101,079,000   $  86,805,000   $  53,657,000
                                                -------------   -------------   -------------
                                                -------------   -------------   -------------

    The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                      June 30, 1997     December 31, 1996
                                                    ----------------    -----------------
    Reinsurance recoverable on paid losses            $ 28,720,000        $ 23,333,000
    Reinsurance recoverable on outstanding losses      111,206,000         102,350,000
    Reinsurance recoverable on IBNR                     11,338,000           9,416,000
    Reserve for uncollectible reinsurance               (2,475,000)         (2,415,000)
                                                    ----------------    -----------------
        TOTAL REINSURANCE RECOVERABLES                $148,789,000        $132,684,000
                                                    ----------------    -----------------
                                                    ----------------    -----------------

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(2) REINSURANCE, CONTINUED

    The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At
    June 30, 1997, the Company held letters of credit and cash deposits in the amounts of $90.1 million and $8.5 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.5 million as of June 30, 1997, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places their reinsurance with a diverse group of financially sound companies.

(3) ACQUISITIONS

    TRM

    On January 24, 1997, the Company acquired all of the occupational accident business of the TRM International, Inc. group of companies in exchange for 266,667 shares of the Company's Common Stock and $6.55 million in cash. This acquisition has been accounted for as a purchase and results of operations of the business acquired has been included in the consolidated statements of earnings beginning in January 1997. Cost in excess of net assets acquired (goodwill) of approximately $13.5 million was recorded from this acquisition. Goodwill is being amortized over twenty years.

    INTERWORLD

    On April 30, 1997, the Company acquired all of the outstanding shares of Interworld Corporation in exchange for 725,000 shares of the Company's
    Common Stock. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

    AVEMCO

    On June 17, 1997, the Company  issued 8,511,625 shares of its Common
    Stock and 604,575 options to purchase its Common Stock to acquire all of the outstanding common stock and options of AVEMCO. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented.

    Separate total revenue and net earnings amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                        For the six         For the six
                                        months ended        months ended
                                        June 30, 1997       June 30, 1996
                                       ---------------     ---------------
         Total revenue:

         HCCH                            $  81,598,000       $  75,260,000
         AVEMCO                             59,446,000          58,415,000
                                       ---------------     ---------------
           TOTAL  REVENUE                $ 141,044,000       $ 133,675,000
                                       ---------------     ---------------
                                       ---------------     ---------------
         Net earnings:

         HCCH                            $  21,295,000        $  5,404,000
         AVEMCO                                718,000           7,389,000
                                       ---------------     ---------------
          NET EARNINGS                   $  22,013,000       $  12,793,000
                                       ---------------     ---------------
                                       ---------------     ---------------

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      ----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)


(3) ACQUISITIONS, CONTINUED

    MGU

    On June 26, 1997, the Company acquired all of the outstanding shares of Managed Group Underwriting, Inc. in exchange for 98,003 shares of the Company's Common Stock and a cash payment of $3.6 million. This acquisition has been accounted for as a purchase and the results of operations will be included in the consolidated statements of earnings beginning in July, 1997. Cost in excess of net assets acquired (goodwill) of approximately $6.2 million was recorded from this acquisition. Goodwill will be amortized over twenty years.

    CONTINENTAL

    On July 31, 1997, the Company acquired all of the outstanding shares of Continental Aviation Underwriters, Inc. in exchange for 17,354 shares of the Company's Common Stock and a cash payment of $2.8 million. This acquisition will be accounted for as a purchase and the results of operations will be included in the consolidated statements of earnings beginning in August, 1997.

    SOUTHERN

    On August 8, 1997, the Company acquired all of the outstanding shares of Southern Aviation Insurance Underwriters, Inc. and Aviation Claims Administrators, Inc. in exchange for 225,000 shares of the Company's Common Stock. These combinations will be accounted for as poolings-of-interests. However, the Company's consolidated financial statements will not be restated due to immateriality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company completed the acquisition of Interworld Corporation on April 30, 1997 (pooling-of-interests), of AVEMCO Corporation on June 17, 1997 (pooling-of-interests), of Managed Group Underwriting, Inc. on June 30, 1997 (purchase), of Continental Aviation Underwriters, Inc. on July 31, 1997 (purchase) and Southern Aviation Insurance Underwriters, Inc. on August 8, 1997 (pooling-of-interests).

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996.

Gross written premium decreased to $90.1 million for the second quarter of 1997 from $101.0 million for the same period in 1996 due primarily to reductions in property business as competition increases however, aviation and accident and health premium increased during the quarter. Net written premium for the second quarter of 1997 increased 9% to $54.1 million from $49.9 million for the same period in 1996 due to increases in aviation and accident and health where the Company's retentions are greater due to the lack of catastrophe exposures. Net earned premium increased 10% to $48.1 million for the second quarter of 1997 compared to $43.6 million for the same period in 1996.

Going forward, quarterly gross written premium is anticipated to remain at or near the second quarter of 1997 level. However, net written premium and net earned premium should decrease approximately 30% due to the implementation of a significant reinsurance program covering AVEMCO's business since the acquisition, which should have a positive effect on net earnings.

Fee and commission income increased 17% to $16.1 million for the second quarter of 1997 compared to $13.8 million for the same period in 1996 due to the increased agency activity in light of recent acquisitions. The Company expects fee and commission income to continue to increase during the remainder of 1997 due to the effects of recent acquisitions and internal growth. Net investment income increased 14% to $6.5 million for the second quarter of 1997 compared to $5.7 million for the same period in 1996 reflecting a higher level of investments. Total revenue increased 5% to $72.5 million.

Net realized investment losses from sales of equity securities were $8,000 during the second quarter of 1997, compared to gains of $4.1 million for the same period in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $230,000 during the second quarter of 1997, compared to losses of $196,000 for the same period in 1996.

Loss and LAE increased $3.0 million during the second quarter of 1997, to $29.5 million, reflecting the increase in business, as the Company's GAAP loss ratio remained constant at 61%.

Other operating expense increased 22% to $8.7 million for the second quarter of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $402,000 for the second quarter of 1997, compared to $171,000 for the second quarter of 1996 and is included in other operating expense. Currency conversion losses amounted to $323,000 for the second quarter of 1997, compared to losses of $44,000 during the same period in 1996.

Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are or will be accounted for as poolings-of-interests. The amounts incurred during the second quarter of 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the merger. The amounts incurred during the second quarter of 1997 were due to the combinations with AVEMCO Corporation and Interworld Corporation.

Income tax expense was $5.8 million for the second quarter of 1997, compared to an income tax benefit of $3.9 million for the second quarter of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income taxes during that period, additional income tax expense of $1.0 million would have been recorded for the second quarter of 1996.

Net earnings increased to $9.0 million for the second quarter of 1997 from $642,000 for the same period in 1996. This increase was principally a result of higher underwriting profits, increased fee and commission income and the non-recurring compensation charge incurred during 1996.

Earnings per share increased to $0.19 for the second quarter of 1997 from $
0.01 for the second quarter of 1996. This reflects the increase in net earnings, offset by a 5% increase in weighted average shares outstanding.

The Company's insurance company subsidiaries' statutory combined ratio was 78.7% for the second quarter of 1997, as compared to 78.4% for the same period in 1996. The Company's combined ratio remains significantly better than the industry average.

The Company's book value per share was $7.37 as of June 30, 1997, up from $7.14 as of March 31, 1997. Earnings added $0.20 per share to book value during the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996.

Gross written premium increased 4% to $185.2 million for the first six months of 1997 from $178.4 million for the same period in 1996, due primarily to increased aviation and accident and health premiums partially offset by decreased marine premium. Net written premium for the first six months of 1997 decreased to $96.7 million from $101.1 million for the same period in 1996, due primarily to decreased marine and offshore energy premium partially offset by increases in aviation and accident and health premium. Net earned premium increased 7% to $92.8 million for the first six months of 1997 compared to $86.8 million for the same period in 1996.

Fee and commission income increased 23% to $32.2 million for the first six months of 1997 compared to $26.1 million for the same period in 1996 due to the increased agency activity. The Company expects fee and commission income to continue to increase during the remainder of 1997 due to the effects of recent acquisitions and internal growth. Net investment income increased 11% to $12.7 million for the first six months of 1997 compared to $11.4 million for the same period in 1996 reflecting a higher level of investments. Total revenue increased 6% to $141.0 million.

Net realized investment losses from sales of equity securities were $50,000 during the first six months of 1997, compared to gains of $5.3 million for the same period in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $244,000 during the first six months of 1997, compared to losses of $65,000 for the same period in 1996.

Loss and LAE increased $2.4 million during the first six months of 1997, to $56.1 million, as the Company's GAAP loss ratio decreased to 60% from 62%.

Other operating expense increased 24% to $15.6 million for the first six months of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Goodwill amortization expense was $711,000 for the first six months of 1997 compared to $340,000 for the first six months of 1996 and is included in other operating expense. Currency conversion losses amounted to $541,000 for the first six months of 1997, compared to losses of $171,000 for the same period in 1996.

Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are or will be accounted for as poolings-of-interests. The amounts incurred during the first six months of 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the merger. The amounts incurred during 1997 were due to the combinations with AVEMCO Corporation and Interworld Corporation.

Income tax expense was $11.4 million for the first six months of 1997, compared to an income tax benefit of $339,000 during the first six months of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income tax during that period, additional income tax expense of $2.3 million would have been recorded for the six months ended June 30, 1996.

Net earnings increased 72% to $22.0 million for the first six months of 1997 from $12.8 million for the same period in 1996. This increase was principally a result of higher underwriting profits, increased fee and commission income and the non-recurring compensation charge incurred during 1996.

Earnings per share increased 66% to $0.48 for the first six months of 1997 from $0.29 for the first six months of 1996. This reflects a 72% increase in net earnings, partially offset by a 4% increase in weighted average shares outstanding.

The Company's insurance company subsidiaries' statutory combined ratio was 78.5% for the first six months of 1997, as compared to 82.3% for the same period in 1996. The Company's combined ratio remains significantly better than the industry average.

The Company's book value per share was $7.37 as of June 30, 1997, up from $6.83 as of December 31, 1996. Earnings added $0.48 per share to book value during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $27.9 million or 6% since December 31, 1996, and totaled $506.6 million as of June 30, 1997, of which $104.4 million was cash and short-term investments. Total assets increased to $1.1 billion as of June 30, 1997, from $964 million as of December 31, 1996.

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

                           PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS:

         There are no material pending legal proceedings to which the registrant is a party or of which any of the property of the registrant is the subject, except for claims arising in the ordinary course of business, none of which are considered material.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 22, 1997, the Company held its 1997 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

         (a)  Election of Directors.

              The following persons were elected to serve on the Board of Directors until the 1998 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                             WITHHELD
                 NAME                    FOR       AGAINST   AUTHORITY
                 ----                    ---       -------   ---------

              James M. Berry          30,441,264      599      41,442
              Patrick B. Collins      30,438,764    3,099      41,442
              J. Robert Dickerson     30,438,764    3,099      41,442
              Edwin H. Frank, III     30,441,264      599      41,442
              Allan W. Fulkerson      30,438,764    3,099      41,442
              Walter J. Lack          30,382,514   59,349      41,442
              Stephen J. Lockwood     30,440,764    1,099      41,442
              Stephen L. Way          30,440,764    1,099      41,442
              Hugh T. Wilson          30,438,764    3,099      41,442

         (b) Shareholders of the Company were requested to approve the Company's 1997 Flexible Incentive Plan. Such plan was approved by the shareholders, who voted 17,205,607 shares in favor, 8,342,857 shares against, and 77,271 shares who abstained or withheld authority to vote.

         (c) Shareholders of the Company were requested to ratify the appointment of Coopers & Lybrand, L.L.P., as independent auditors for the Company and its subsidiaries to audit the accounts of the Company and its subsidiaries for the year ended December 31, 1997. Such appointment was approved by the shareholders, who voted 27,676,554 shares in favor, 4,563 shares against, and 40,838 shares who abstained or withheld authority to vote.

         On June 17, 1997, the Company held a Special Meeting of
         Shareholders. At such time the following item was submitted to a vote of shareholders through the solicitation of proxies:

         (a) Shareholders of the Company were requested to approve the Agreement and Plan of Reorganization dated February 28, 1997, pursuant to which AVEMCO Corporation would merge with a subsidiary of HCCH, with AVEMCO surviving the merger as a wholly owned subsidiary of HCCH. Such proposal was approved by the shareholders, who voted 26,921,316 shares in favor, 30,617 shares against, and 36,094 shares who abstained or withheld authority to vote.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K:

         (a)  Exhibits:
              The exhibits listed on the accompanying Index to Exhibits on the following page are filed as part of this report.

         (b)  Reports on Form 8-K:
              On June 19, 1997, the Registrant filed a report on Form 8-K reporting that the Company had consummated the merger with AVEMCO Corporation on June 17, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HCC Insurance Holdings, Inc.
                                            ----------------------------------
                                                      (Registrant)


    August 13, 1997                               /s/ Frank J. Bramanti
  -------------------                       ----------------------------------
         (Date)                                Frank J. Bramanti,  President

                                  INDEX TO EXHIBITS

    10.335    -    Stock Purchase Agreement dated June 27, 1997 between
                   Sandra L. Ruder and HCC Insurance Holdings, Inc. related to the purchase of 100% of the common stock of Managed
                   Group Underwriting, Inc.

    11        -    Statements Regarding Computation of Earnings Per Share.

    27        -    EDGAR Financial Data Schedule - June 30, 1997.

    27.1      -    EDGAR Financial Data Schedule - Restated June 30, 1996.