Form 10-Q
period 1997-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1997-11-14
CIK 888919

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended SEPTEMBER 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                        0-20766
                       -------------------------------------------------------

    HCC INSURANCE HOLDINGS, INC.
------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)


           DELAWARE                                            76-0336636
------------------------------------------------------------------------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                        Identification No.)


    13403 NORTHWEST FREEWAY, HOUSTON, TEXAS                     77040-6094
------------------------------------------------------------------------------
    (Address of principal executive offices)                     (Zip Code)


    (713) 690-7300
------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)


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

On November 7, 1997, there were 46,171,658 shares of Common Stock, $1 par value issued and outstanding.

                         HCC INSURANCE HOLDINGS, INC.
                                     INDEX

                                                                       PAGE NO.
Part I.   FINANCIAL INFORMATION                                        --------

     Item 1. Condensed Consolidated Balance Sheets
               September 30, 1997 and December 31, 1996                   3

             Condensed Consolidated Statements of Earnings
               Nine months Ended September 30, 1997 and
               Nine months Ended September 30, 1996                       4

             Condensed Consolidated Statements of Earnings
               Three Months Ended September 30, 1997 and
               Three Months Ended September 30, 1996                      5

             Condensed Consolidated Statements of Changes in
               Shareholders' Equity Nine months Ended
               September 30, 1997 and Year Ended December 31, 1996        6

             Condensed Consolidated Statements of Cash Flows
               Nine months Ended September 30, 1997 and
               Nine months Ended September 30, 1996                       8

             Notes to Condensed Consolidated Financial Statements         9

     Item 2. Management's Discussion and Analysis                        15


Part II.  OTHER INFORMATION                                              18

                HCC Insurance Holdings, Inc. and Subsidiaries

                                   ---------

                    Condensed Consolidated Balance Sheets

                                  (Unaudited)

                                   ---------

                                                            September 30, 1997   December 31, 1996
                                                            ------------------   -----------------
ASSETS
Investments available for sale:
    Fixed income securities, at market
      (cost: 1997 $379,451,000, 1996 $371,844,000)            $  390,199,000        $377,555,000
    Marketable equity securities, at market
      (cost: 1997 $10,388,000, 1996 $13,434,000)                  10,093,000          13,250,000
                                                              --------------        ------------
      Total investments                                          400,292,000         390,805,000

Cash and short-term investments:
  Cash                                                             4,827,000           9,171,000
  Short-term investments, at cost, which approximates market     132,629,000          78,693,000
                                                              --------------        ------------
     Total cash and short-term investments                       137,456,000          87,864,000

Restricted cash and cash investments                              53,213,000          44,363,000
Reinsurance recoverables                                         185,249,000         132,684,000
Premium, claims and other receivables                            229,331,000         168,717,000
Ceded unearned premium                                            91,102,000          71,758,000
Deferred policy acquisition costs                                 24,084,000          24,166,000
Property and equipment, net                                       18,274,000          17,021,000
Deferred income tax                                                7,234,000          10,871,000
Other assets, net                                                 38,344,000          15,795,000
                                                              --------------        ------------

      TOTAL ASSETS                                            $1,184,579,000        $964,044,000
                                                              --------------        ------------
                                                              --------------        ------------

LIABILITIES

Loss and loss adjustment expense payable                      $  267,488,000        $229,049,000
Reinsurance balances payable                                      66,503,000          45,449,000
Unearned premium                                                 158,057,000         151,959,000
Deferred ceding commissions                                       21,815,000          16,670,000
Premium and claims payable                                       214,037,000         123,118,000
Notes payable                                                     82,334,000          73,167,000
Accounts payable and accrued liabilities                          16,845,000          23,370,000
                                                              --------------        ------------

      Total liabilities                                          827,079,000         662,782,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 100,000,000 shares authorized,
  (issued and outstanding: 1997 46,007,058 shares;
  1996 47,416,643 shares)                                         46,007,000          47,417,000
Additional paid-in capital                                       153,974,000         139,971,000
Retained earnings                                                150,881,000         167,012,000
Unrealized investment gain, net                                    6,834,000           3,623,000
Foreign currency translation adjustment                             (196,000)            (91,000)
Treasury stock (1996 3,301,741 shares)                                 -             (56,670,000)
                                                              --------------        ------------

      Total shareholders' equity                                 357,500,000         301,262,000
                                                              --------------        ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' equity              $1,184,579,000        $964,044,000
                                                              --------------        ------------
                                                              --------------        ------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                       ---------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                       ---------

                                                   For the Nine Months
                                                   Ended September 30,
                                                  1997             1996
                                              ------------     ------------
REVENUE
Net earned premium                            $124,431,000     $128,852,000
Fee and commission income                       50,145,000       39,444,000
Net investment income                           20,424,000       17,326,000
Computer products and services                   5,374,000        6,756,000
Net realized investment gain (loss)               (258,000)      6,654,000
Gain on sale of subsidiary                           -            3,307,000
                                              ------------     ------------
    Total revenue                              200,116,000      202,339,000

EXPENSE

Loss and loss adjustment expense                70,537,000       83,812,000

Operating expense:
  Policy acquisition costs                      38,241,000       34,800,000
  Compensation expense                          30,488,000       28,157,000
  Other operating expense                       22,323,000       19,157,000
  Merger expense                                 7,582,000       26,160,000
  Ceding commissions                           (32,032,000)     (25,296,000)
                                              ------------     ------------
    Net operating expense                       66,602,000       82,978,000

Interest expense                                 4,021,000        3,775,000
    Total expense                              141,160,000      170,565,000
                                              ------------     ------------
    Earnings before income tax provision        58,956,000       31,774,000

Income tax provision                            19,825,000        5,232,000
                                              ------------     ------------
    NET EARNINGS                              $ 39,131,000     $ 26,542,000
                                              ------------     ------------
                                              ------------     ------------
EARNINGS PER SHARE DATA:
Primary:
Earnings per share                            $       0.84     $       0.60
                                              ------------     ------------
                                              ------------     ------------
Weighted average shares outstanding             46,471,000       44,350,000
                                              ------------     ------------
                                              ------------     ------------
Fully diluted:
Earnings per share                            $       0.84     $       0.60
                                              ------------     ------------
                                              ------------     ------------
Weighted average shares outstanding             46,649,000       44,553,000
                                              ------------     ------------
                                              ------------     ------------
Cash dividends declared, per share            $       0.09     $       0.04
                                              ------------     ------------
                                              ------------     ------------

See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                       ---------

                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)

                                       ---------

                                                 For the three months
                                                  ended September 30,
                                                 1997             1996
                                             ------------      -----------
REVENUE
Net earned premium                           $ 31,622,000      $42,047,000
Fee and commission income                      17,946,000       13,313,000
Net investment income                           7,695,000        5,892,000
Computer products and services                  1,773,000        2,658,000
Net realized investment gain                       36,000        1,447,000
Gain on sale of subsidiary                          -            3,307,000
                                             ------------      -----------
    Total revenue                              59,072,000       68,664,000

EXPENSE

Loss and loss adjustment expense               14,467,000       30,155,000

Operating expense:
  Policy acquisition costs                     12,153,000       11,414,000
  Compensation expense                         10,335,000        8,906,000
  Other operating expense                       6,748,000        6,616,000
  Merger expense                                  305,000            -
  Ceding commissions                          (11,671,000)      (8,858,000)
                                             ------------      -----------
    Net operating expense                      17,870,000       18,078,000

Interest expense                                1,211,000        1,111,000
                                             ------------      -----------
    Total expense                              33,548,000       49,344,000
                                             ------------      -----------
    Earnings before income tax provision       25,524,000       19,320,000
Income tax provision                            8,406,000        5,571,000
                                             ------------      -----------
    NET EARNINGS                             $ 17,118,000      $13,749,000
                                             ------------      -----------
                                             ------------      -----------
EARNINGS PER SHARE DATA:
Primary:
Earnings per share                           $       0.36      $      0.31
                                             ------------      -----------
                                             ------------      -----------
Weighted average shares outstanding            47,122,000       44,356,000
                                             ------------      -----------
                                             ------------      -----------
Fully diluted:
Earnings per share                           $       0.36      $      0.31
                                             ------------      -----------
                                             ------------      -----------
Weighted average shares outstanding            47,201,000       44,419,000
                                             ------------      -----------
                                             ------------      -----------
Cash dividends declared, per share           $       0.03      $      0.02
                                             ------------      -----------
                                             ------------      -----------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

     Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 1997 and
                     for the year ended December 31, 1996
                                  (Unaudited)

                                  ----------

                                                                           Additional                     Unrealized
                                                              Common        paid-in         Retained      investment
                                                              Stock         capital         earnings      gain (loss)
                                                           -----------    ------------    ------------    -----------
BALANCE AS OF DECEMBER 31, 1995                            $18,460,000    $138,084,000    $142,134,000    $9,296,000

27,688,869 shares of Common Stock issued
  for 150% stock dividend                                   27,689,000     (27,689,000)         -             -

132,108 Shares of Common Stock issued for
  exercise of options, including tax benefit
  of $366,000                                                  132,000         837,000          -             -

Net earnings                                                    -               -           41,586,000        -

Cash dividends declared, $0.06 Per share                        -               -           (2,104,000)       -

Compensatory grant of pooled company
  stock prior to merger                                         -           23,682,000          -             -

Dividends to shareholders of pooled
  companies prior to merger                                     -               -           (7,705,000)       -

Capitalize undistributed earnings of pooled
  company upon conversion from S Corporation                    -            3,840,000      (3,840,000)       -

1,136,400 shares of Common Stock issued
  for NASRA combination                                      1,136,000          -           (1,452,000)       -

Repurchase of 520,000 shares of Common
   Stock by pooled company prior to merger                      -               -               -             -

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of
  $857,000                                                      -               -               -         (1,594,000)

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $2,144,000                                                 -               -               -         (4,079,000)

Other                                                           -            1,217,000      (1,607,000)       -
                                                           -----------    ------------    ------------    ----------
  BALANCE AS OF DECEMBER 31, 1996                          $47,417,000    $139,971,000    $167,012,000    $3,623,000

                                                            Foreign
                                                            currency                         Total
                                                           translation      Treasury      shareholders'
                                                           adjustment        stock           equity
                                                           -----------   ------------     ------------
BALANCE AS OF DECEMBER 31, 1995                            $(186,000)    $(50,570,000)    $257,218,000

27,688,869 shares of Common Stock issued
  for 150% stock dividend                                       -              -                -

132,108 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $366,000                                                   -              -               969,000

Net earnings                                                    -              -            41,586,000

Cash dividends declared, $0.06 Per share                        -              -            (2,104,000)

Compensatory grant of pooled company
  stock prior to merger                                         -              -            23,682,000

Dividends to shareholders of pooled
  companies prior to merger                                     -              -            (7,705,000)

Capitalize undistributed earnings of pooled
  company upon conversion from S Corporation                    -              -                -

1,136,400 shares of Common Stock issued
  for NASRA combination                                         -              -              (316,000)

Repurchase of 520,000 shares of Common
   Stock by pooled company prior to merger                      -          (7,909,000)      (7,909,000)

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of
  $857,000                                                      -              -            (1,594,000)

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $2,144,000                                                 -              -            (4,079,000)

Other                                                         95,000        1,809,000        1,514,000
                                                            --------     ------------     ------------
  BALANCE AS OF DECEMBER 31, 1996                           $(91,000)    $(56,670,000)    $301,262,000

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

     Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 1997 and
                     for the year ended December 31, 1996
                                  (Unaudited)
                                  (Continued)

                                  ----------

                                                                           Additional                     Unrealized
                                                              Common        paid-in         Retained      investment
                                                              Stock         capital         earnings      gain (loss)
                                                           -----------    ------------    ------------    -----------
BALANCE AS OF DECEMBER 31, 1996                            $47,417,000    $139,971,000    $167,012,000    $3,623,000

575,027 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,474,000                                                   575,000       7,628,000          -              -

382,024 shares of Common Stock issued for
  purchased companies                                          382,000       9,805,000          -              -

950,000 shares of Common Stock issued for
  combinations with pooled companies                           950,000          -           (1,507,000)        -

Net earnings                                                    -               -           39,131,000         -

Cash dividends declared, $0.09 Per share                        -               -           (3,833,000)        -

Repurchase of 14,895 shares of Common
  Stock by pooled company prior to combination                  -               -               -              -

Retirement of 3,316,636 shares of treasury
  Stock                                                     (3,317,000)     (3,430,000)    (50,247,000)        -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge of
  $1,883,000                                                    -               -               -          3,268,000

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $54,000                                                    -               -               -            (57,000)

Other                                                           -               -              325,000         -
                                                           -----------    ------------    ------------    ----------
  BALANCE AS OF SEPTEMBER 30, 1997                         $46,007,000    $153,974,000    $150,881,000    $6,834,000
                                                           -----------    ------------    ------------    ----------
                                                           -----------    ------------    ------------    ----------

                                                            Foreign
                                                            currency                         Total
                                                           translation     Treasury      shareholders'
                                                           adjustment       stock           equity
                                                           -----------   ------------     ------------
BALANCE AS OF DECEMBER 31, 1996                            $   (91,000)  $(56,670,000)    $301,262,000

575,027 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,474,000                                                    -              -             8,203,000

382,024 shares of Common Stock issued for
  purchased companies                                           -              -            10,187,000

950,000 shares of Common Stock issued for
  combinations with pooled companies                            -              -              (557,000)

Net earnings                                                    -              -            39,131,000

Cash dividends declared, $0.09 per share                        -              -            (3,833,000)

Repurchase of 14,895 shares of Common
  Stock by pooled company prior to combination                  -            (324,000)        (324,000)

Retirement of 3,316,636 shares of treasury
  stock                                                         -          56,994,000           -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge of
  $1,883,000                                                    -              -             3,268,000

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $54,000                                                    -              -               (57,000)

Other                                                         (105,000)        -               220,000
                                                           -----------   ------------     ------------
  BALANCE AS OF SEPTEMBER 30, 1997                         $  (196,000)        -          $357,500,000
                                                           -----------   ------------     ------------
                                                           -----------   ------------     ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ---------

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)

                                   ---------

                                                              For the Nine Months
                                                              Ended September 30,
                                                             1997             1996
                                                         ------------     ------------
Cash flows from operating activities:

  Net earnings                                           $ 39,131,000     $ 26,542,000
  Adjustments to reconcile net earnings to net
    Cash provided by operating activities:
    Change in reinsurance recoverables                    (52,565,000)     (20,061,000)
    Change in premium, claims and other receivables       (60,614,000)     (17,223,000)
    Change in ceded unearned premium                      (19,344,000)       3,403,000
    Change in deferred income tax, net of tax effect
     of unrealized gain or loss                             1,922,000       (9,081,000)
    Change in loss and loss adjustment expense payable     38,439,000       26,512,000
    Change in reinsurance balances payable                 21,054,000      (24,552,000)
    Change in unearned premium                              6,098,000        6,532,000
    Change in premium and claims payable, net
     of restricted cash                                    82,069,000       20,370,000
    Net realized investment (gain) loss                       258,000       (9,961,000)
    Non cash compensation expense                              -            23,975,000
    Depreciation and amortization expense                   3,586,000        3,004,000
    Other, net                                             (3,016,000)      (8,938,000)
                                                         ------------     ------------
      Cash provided by operating activities                57,018,000       20,522,000

Cash flows from investing activities:

  Sales of fixed income securities                         27,090,000       21,312,000
  Maturity or call of fixed income securities              15,024,000       16,481,000
  Sales of equity securities                               17,631,000       31,357,000
  Proceeds from sale of subsidiary                             -            13,957,000
  Cash paid for companies acquired                        (12,948,000)          -
  Cost of investments acquired                            (64,417,000)     (72,096,000)
  Purchases of property and equipment                      (3,682,000)      (1,750,000)
                                                         ------------     ------------
      Cash provided (used) by investing activities        (21,302,000)       9,261,000

Cash flows from financing activities:

  Proceeds from notes payable                              15,298,000       29,000,000
  Sale of common stock                                      8,203,000          798,000
  Payments on notes payable                                (6,131,000)     (28,985,000)
  Dividends paid                                           (3,170,000)      (7,406,000)
  Repurchase common stock                                    (324,000)      (7,478,000)
                                                         ------------     ------------
      Cash provided (used) by financing activities         13,876,000      (14,071,000)
                                                         ------------     ------------
      Net change in cash and short-term investments        49,592,000       15,712,000
      Cash and short-term investments at beginning
       of period                                           87,864,000       78,437,000
                                                         ------------     ------------
      CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD   $137,456,000     $ 94,149,000
                                                         ------------     ------------
                                                         ------------     ------------
Supplemental cash flow information:
  Interest paid                                          $  5,076,000     $  4,146,000
                                                         ------------     ------------
                                                         ------------     ------------
  Income tax paid                                        $ 16,635,000     $ 12,703,000
                                                         ------------     ------------
                                                         ------------     ------------

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

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and notes related thereto. The condensed consolidated balance sheet as of December 31, 1996, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The combination with AVEMCO Corporation ("AVEMCO") was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented (see note 3).

     INCOME TAX

     For the nine months ended September 30, 1997 and 1996, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income. In addition, during 1996, prior to its merger with the Company, LDG Management Company Incorporated ("LDG") was an S Corporation and thus exempt from Federal income tax until May 21, 1996.

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

     RECLASSIFICATIONS

     Certain amounts in the 1996 condensed consolidated financial statements have been reclassified to conform to the 1997 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(2)  REINSURANCE

     In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to unrelated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other unrelated companies in order to satisfy licensing or other requirements. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                  Loss and Loss
                                     Written         Earned         Adjustment
                                     Premium         Premium         Expense
                                  -------------   -------------   -------------
For the nine months ended
 September 30, 1997:

Direct business                   $ 136,769,000   $ 131,323,000   $  90,419,000
Reinsurance assumed                 130,703,000     132,408,000     126,165,000
Reinsurance ceded                  (159,034,000)   (139,300,000)   (146,047,000)
                                  -------------   -------------   -------------
     NET AMOUNTS                  $ 108,438,000   $ 124,431,000   $  70,537,000
                                  -------------   -------------   -------------
                                  -------------   -------------   -------------
For the nine months ended
 September 30, 1996:
Direct business                   $ 138,197,000   $ 143,001,000   $  92,939,000

Reinsurance assumed                 117,085,000     105,823,000      78,132,000
Reinsurance ceded                  (115,336,000)   (119,972,000)    (87,259,000)
                                  -------------   -------------   -------------
     NET AMOUNTS                  $ 139,946,000   $ 128,852,000   $  83,812,000
                                  -------------   -------------   -------------
                                  -------------   -------------   -------------
For the three months ended
 September 30, 1997:

Direct business                   $  44,149,000   $  44,764,000   $  40,857,000
Reinsurance assumed                  38,123,000      44,283,000      35,441,000
Reinsurance ceded                   (70,583,000)    (57,425,000)    (61,831,000)
                                  -------------   -------------   -------------
     NET AMOUNTS                  $  11,689,000   $  31,622,000   $  14,467,000
                                  -------------   -------------   -------------
                                  -------------   -------------   -------------

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(2)  REINSURANCE, CONTINUED

                                                                   Loss and Loss
                                     Written         Earned         Adjustment
                                     Premium         Premium         Expense
                                   ------------    ------------    ------------
For the three months
 ended September 30, 1996:

Direct business                    $ 40,909,000    $ 47,978,000    $ 33,946,000
Reinsurance assumed                  35,957,000      36,670,000      23,413,000
Reinsurance ceded                   (37,999,000)    (42,601,000)    (27,204,000)
                                   ------------    ------------    ------------
     NET AMOUNTS                   $ 38,867,000    $ 42,047,000    $ 30,155,000
                                   ------------    ------------    ------------
                                   ------------    ------------    ------------

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                   September 30,   December 31,
                                                       1997            1996
                                                   ------------    ------------
Reinsurance recoverable on paid losses             $ 28,872,000    $ 23,333,000
Reinsurance recoverable on outstanding losses       145,943,000     102,350,000
Reinsurance recoverable on IBNR                      12,939,000       9,416,000
Reserve for uncollectible reinsurance                (2,505,000)     (2,415,000)
                                                   ------------    ------------
     TOTAL REINSURANCE RECOVERABLES                $185,249,000    $132,684,000
                                                   ------------    ------------
                                                   ------------    ------------

     The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At September 30, 1997, the Company held letters of credit and cash deposits in the amounts of $85.7 million and $8.2 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.5 million as of September 30, 1997, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies.

(3)  ACQUISITIONS

     TRM

     On January 24, 1997, the Company acquired all of the occupational accident business of the TRM International, Inc. group of companies in exchange for 266,667 shares of the Company's Common Stock and $6.55 million in cash. This acquisition has been accounted for as a purchase and results of operations of the business acquired has been included in the consolidated statements of earnings beginning in January 1997. Cost in excess of net assets acquired (goodwill) of approximately $13.5 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of TRM for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                     -----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(3)  ACQUISITIONS, CONTINUED

     INTERWORLD

     On April 30, 1997, the Company acquired all of the outstanding shares of Interworld Corporation in exchange for 725,000 shares of the Company's Common Stock. This business combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

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

     Separate total revenue and net earnings amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                    For the six           For the nine
                                   months ended           months ended
                                   June 30, 1997       September 30, 1996
                                   -------------       ------------------
         Total revenue:
         HCCH                       $ 81,598,000          $110,822,000
         AVEMCO                       59,446,000            91,517,000
                                   -------------       ------------------
         TOTAL  REVENUE             $141,044,000          $202,339,000
                                   -------------       ------------------
                                   -------------       ------------------
         Net earnings:
         HCCH                       $ 21,295,000          $ 16,734,000
         AVEMCO                          718,000             9,808,000
                                   -------------       ------------------
         NET EARNINGS               $ 22,013,000          $ 26,542,000
                                   -------------       ------------------
                                   -------------       ------------------

     AVEMCO's net earnings for the six months ended June 30, 1997, include merger expenses of approximately $3.5 million.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                     -----------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(3)  ACQUISITIONS, CONTINUED

     MGU

     On June 26, 1997, the Company acquired all of the outstanding shares of Managed Group Underwriting, Inc. in exchange for 98,003 shares of the Company's Common Stock and a cash payment of $3.6 million. This acquisition has been accounted for as a purchase and the results of operations has been included in the consolidated statements of earnings beginning in July, 1997. Cost in excess of net assets acquired (goodwill) of approximately $6.2 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of MGU for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

     CONTINENTAL

     On July 31, 1997, the Company acquired all of the outstanding shares of Continental Aviation Underwriters, Inc. in exchange for 17,354 shares of the Company's Common Stock and a cash payment of $2.8 million. This acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated statements of earnings beginning in August, 1997. Cost in excess of net assets acquired (goodwill) of approximately $3.4 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of Continental for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

     SOUTHERN

     On August 8, 1997, the Company acquired all of the outstanding shares of Southern Aviation Insurance Underwriters, Inc. and Aviation Claims Administrators, Inc. in exchange for 225,000 shares of the Company's Common Stock. These business combinations have been accounted for as poolings-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company completed the acquisition of Interworld Corporation on April 30, 1997 (pooling-of-interests), of AVEMCO Corporation on June 17, 1997 (pooling-of-interests), of Managed Group Underwriting, Inc. on June 26, 1997 (purchase), of Continental Aviation Underwriters, Inc. on July 31, 1997 (purchase) and of Southern Aviation Insurance Underwriters, Inc. and Aviation Claims Administrators, Inc. on August 8, 1997 (poolings-of-interests).

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED
SEPTEMBER 30, 1996.

Gross written premium increased 7% to $82.3 million for the third quarter of 1997 from $76.9 million for the same period in 1996. Aviation and accident and health premium increased during the quarter offset by a reduction in property and marine business as competition increases. Net written premium for the third quarter of 1997 decreased to $11.7 million from $38.9 million for the same period in 1996. The implementation of a significant reinsurance program covering AVEMCO's business since the acquisition caused a decline of $36 million in net written premium, of which $17 million was due to a portfolio transfer of inforce policies. However, accident and health net written premium increased during the third quarter. Net earned premium decreased to $31.6 million for the third quarter of 1997 compared to $42.0 million for the same period in 1996 reflecting increased reinsurance, particularly the effects of the new reinsurance program at AVEMCO.

Fee and commission income increased 35% to $17.9 million for the third quarter of 1997, compared to $13.3 million for the same period in 1996 due to the increased agency activity in light of recent acquisitions. The Company expects fee and commission income to continue to increase due to the effects of recent acquisitions and internal growth. Net investment income increased 31% to $7.7 million for the third quarter of 1997 compared to $5.9 million for the same period in 1996 reflecting increased cash flow and, therefore, a higher level of investments.

Net realized investment losses from sales of equity securities were $104,000 during the third quarter of 1997, compared to gains of $1.6 million for the same period in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment gains from disposition of fixed income securities were $140,000 during the third quarter of 1997, compared to losses of $112,000 for the same period in 1996. During the third quarter of 1996, AVEMCO consummated the sale of National Assurance Underwriters, Inc., which was a subsidiary of AVEMCO prior to the pooling-of-interests combination. This sale generated an after tax gain of $2.2 million or $0.05 per share.

Loss and LAE decreased during the third quarter of 1997, to $14.5 million, reflecting unusually good underwriting results and the effects of increased ceded reinsurance, particularly the new reinsurance program covering AVEMCO's business.

Other operating expense increased 2% to $6.7 million for the third quarter of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Currency conversion losses amounted to $107,000 for the third quarter of 1997, compared to losses of $30,000 during the same period in 1996.

Net earnings increased 25% to $17.1 million for the third quarter of 1997 from $13.7 for the same period in 1996. This increase was principally a result of higher underwriting profits and increased fee and commission income.

Earnings per share increased 16% to $0.36 for the third quarter of 1997 from $0.31 for the third quarter of 1996. This reflects the increase in net earnings, offset by a 6% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 62.7% for the third quarter of 1997, as compared to 92.1% for the same period in 1996, principally due to reduced loss and LAE.

The Company's book value per share was $7.77 as of September 30, 1997, up from $7.37 as of June 30, 1997. Earnings added $0.37 per share to book value during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED
SEPTEMBER 30, 1996.

Gross written premium increased 5% to $267.5 million for the first nine months of 1997 from $255.3 million for the same period in 1996, due primarily to increased aviation and accident and health premiums partially offset by decreased property and marine premium. Net written premium for the first nine months of 1997 decreased to $108.4 million from $139.9 million for the same period in 1996, due to the implementation of a significant reinsurance program covering AVEMCO's business. Net earned premium decreased to $124.4 million for the first nine months of 1997 compared to $128.9 million for the same period in 1996 reflecting increased reinsurance, particularly the new reinsurance program at AVEMCO.

Fee and commission income increased 27% to $50.1 million for the first nine months of 1997, compared to $39.4 million for the same period in 1996 due to the increased agency activity. The Company expects fee and commission income to continue to increase due to the effects of recent acquisitions and internal growth. Net investment income increased 18% to $20.4 million for the first nine months of 1997 compared to $17.3 million for the same period in 1996 reflecting increased cash flow and, therefore, a higher level of investments.

Net realized investment losses from sales of equity securities were $154,000 during the first nine months of 1997, compared to gains of $6.8 million for the same period in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $104,000 during the first nine months of 1997, compared to losses of $176,000 for the same period in 1996. During the third quarter of 1996, AVEMCO consummated the sale of National Assurance Underwriters, Inc., which was a subsidiary of AVEMCO prior to the pooling-of-interests combination. This sale generated an after tax gain of $2.2 million or $0.05 per share.

Loss and LAE decreased during the first nine months of 1997, to $70.5 million, as the Company's GAAP loss ratio decreased to 56.7% from 65.0%, due to the decrease experienced during the third quarter of 1997.

Other operating expense increased 17% to $22.3 million for the first nine months of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Currency conversion losses amounted to $649,000 for the first nine months of 1997, compared to losses of $203,000 for the same period in 1996.

Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are accounted for as poolings-of-interests. The amounts incurred during the first nine months of 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the merger. The amounts incurred during 1997 were due to the combinations with AVEMCO Corporation, Interworld Corporation and Southern Aviation Insurance Underwriters, Inc.

Income tax expense was $19.8 million for the first nine months of 1997, compared to $5.2 million during the first nine months of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Most of the other merger expenses are not deductible for income tax purposes. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income tax during the period January 1, 1996 to May 21, 1996, additional income tax expense of $2.3 million would have been recorded for the nine months ended September 30, 1996.

Net earnings increased 47% to $39.1 million for the first nine months of 1997 from $26.5 million for the same period in 1996. This increase was principally a result of higher underwriting profits and increased fee and commission income during 1997, and higher merger related expenses during 1996, which included the non-recurring compensation charge.

Earnings per share increased 40% to $0.84 for the first nine months of 1997 from $0.60 for the first nine months of 1996. This reflects a 47% increase in net earnings, partially offset by a 5% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 76.9% for the first nine months of 1997, as compared to 86.4% for the same period in 1996.

The Company's book value per share was $7.77 as of September 30, 1997, up from $6.83 as of December 31, 1996. Earnings added $0.85 per share to book value during the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $59.1 million or 12% since December 31, 1996, and totaled $537.7 million as of September 30, 1997, of which $137.5 million was cash and short-term investments. Total assets increased to $1.2 billion as of September 30, 1997, from $964.0 million as of December 31, 1996. The increase in premium and claims receivables and payables is due to the growth in agency operations during the year. The increase in reinsurance balances is primarily due to the new reinsurance program at AVEMCO.

AVEMCO's line of credit has been extended through December 31, 1997.

As the year 2000 approaches, the Company recognizes the need to ensure its operations will not be adversely impacted by year 2000 computer software failures. The Company is presently addressing this issue to ensure the availability and integrity of its financial systems and the reliability of its operational systems. The Company has established processes for evaluating and managing the risks and costs associated with this problem.
The Company has and will continue to make certain investments in its software systems and applications to ensure the Company's systems are year 2000 compliant.

FORWARD-LOOKING STATEMENTS IN THIS FORM 10-Q ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTY, INCLUDING WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE
ADEQUACY OF ITS LOSS RESERVES, EXPANSION OR CONTRACTION OF ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING REGULATIONS IN FOREIGN COUNTRIES, THE EFFECT OF RECENT AND PENDING ACQUISITIONS, AS WELL AS GENERAL MARKET CONDITIONS, COMPETITION AND PRICING. PLEASE REFER TO THE COMPANY'S SECURITIES AND EXCHANGE COMMISSION FILINGS, COPIES OF WHICH ARE AVAILABLE FROM THE COMPANY WITHOUT CHARGE, FOR FURTHER INFORMATION.

                             PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS:

          There are no material pending legal proceedings to which the Company is a party or of which any of the property of the Company is the subject, except for claims arising in the ordinary course of business, none of which are considered material.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               The exhibits listed on the accompanying Index to Exhibits on the following page are filed as part of this report.

          (b)  Reports on Form 8-K:

               On September 26, 1997, the Company filed a report on Form 8-K reporting that the Company would employ John N. Molbeck as the Company's President.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               HCC Insurance Holdings, Inc.
                               ------------------------------------------------
                                               (Registrant)


November 14, 1997              /s/ Frank J. Bramanti
-----------------------        ------------------------------------------------
(Date)                           Frank J. Bramanti, Executive Vice President


November 14, 1997              /s/ Edward H. Ellis, Jr.
-----------------------        ------------------------------------------------
(Date)                         Edward H. Ellis, Jr., Senior Vice President and
                                           Chief Financial Officer

                                  INDEX TO EXHIBITS


10.336    -    Stock Purchase Agreement dated July 31, 1997 between
               Continental Aviation Underwriters, Inc., the shareholders thereof, and HCC Insurance Holdings, Inc. related to the purchase of 100% of the common stock of Continental Aviation
               Underwriters, Inc.

10.337    -    Acquisition Agreement dated August 8, 1997, between Southern
               Aviation Insurance Underwriters, Inc., Aviation Claims
               Administrators, Inc., the shareholders thereof, and HCC
               Insurance Holdings, Inc. related to the acquisition of 100% of the common stock of Southern Aviation Insurance Underwriters, Inc. and Aviation Claims Administrators, Inc.

10.338    -    Line of Credit Agreements payable to Wells Fargo Bank (Texas),
               National Association executed by HCC Insurance Holdings, Inc.,
               Houston Casualty Company and IMG Insurance Company, Ltd.
               together with the Credit Agreements and Security Agreements related thereto.

11        -    Statements Regarding Computation of Earnings Per Share.

27        -    EDGAR Financial Data Schedule - September 30, 1997.

27.1      -    EDGAR Financial Data Schedule - Restated September 30, 1996.