Form 10-Q/A
period 1997-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-03-27
CIK 888919

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q/A


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

                         HCC INSURANCE HOLDINGS, INC.
                                     INDEX


                                                                       PAGE NO.
                                                                       --------
Part I.   FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets
               June 30, 1997 and December 31, 1996                         3

              Condensed Consolidated Statements of Earnings
               Six Months Ended June 30, 1997 and
               Six Months Ended June 30, 1996                              4

              Condensed Consolidated Statements of Earnings
               Three Months Ended June 30, 1997 and
               Three Months Ended June 30, 1996                            5

              Condensed Consolidated Statements of Changes in
               Shareholders' Equity
               Six Months Ended June 30, 1997 and
               Year Ended December 31, 1996                                6

              Condensed Consolidated Statements of Cash Flows
               Six Months Ended June 30, 1997 and
               Six Months Ended June 30, 1996                              8

              Notes to Condensed Consolidated Financial Statements         9

     Item 2.  Management's Discussion and Analysis                        15


Part II.  OTHER INFORMATION                                               18

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    ---------
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)
                                    ---------

                                                        June 30, 1997       December 31, 1996
                                                       --------------       -----------------
ASSETS
Investments:
  Securities available for sale:
    Fixed income securities, at market
      (cost: 1997 $383,719,000; 1996 $371,844,000)     $  390,283,000         $377,555,000
    Marketable equity securities, at market
      (cost: 1997 $11,394,000; 1996 $12,661,000)           11,141,000           12,477,000
                                                       --------------          ------------
    Total investments                                     401,424,000          390,032,000

Cash and short-term investments:
  Cash                                                      1,106,000            9,171,000
  Short-term investments, at cost, which
   approximates market                                    103,313,000           78,693,000
                                                       --------------          ------------
     Total cash and short-term investments                104,419,000           87,864,000

Restricted cash and cash investments                       49,458,000           44,363,000
Reinsurance recoverables                                  148,433,000          132,328,000
Premium, claims and other receivables                     222,050,000          167,168,000
Ceded unearned premium                                     77,969,000           71,758,000
Deferred policy acquisition costs                          25,131,000           24,809,000
Property and equipment, net                                17,010,000           16,665,000
Deferred income tax                                        10,739,000           12,636,000
Other assets, net                                          37,640,000           16,476,000
                                                       --------------          ------------
      TOTAL ASSETS                                     $1,094,273,000         $964,099,000
                                                       --------------          ------------
                                                       --------------          ------------

LIABILITIES
Loss and loss adjustment expense payable               $  245,497,000         $229,049,000
Reinsurance balances payable                               59,190,000           45,449,000
Unearned premium                                          168,646,000          156,268,000
Deferred ceding commissions                                18,022,000           16,901,000
Premium and claims payable                                171,601,000          123,118,000
Notes payable                                              79,226,000           72,917,000
Accounts payable and accrued liabilities                   20,973,000           23,984,000
                                                       --------------          ------------
       Total liabilities                                  763,155,000          667,686,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 100,000,000 shares authorized,
  (issued and outstanding: 1997 45,582,329 shares;
  1996 47,416,643 shares)                                  45,582,000            47,417,000
Additional paid-in capital                                150,291,000           139,971,000
Retained earnings                                         131,238,000           162,163,000
Unrealized investment gain, net                             4,133,000             3,623,000
Foreign currency translation adjustment                      (126,000)              (91,000)
Treasury stock (1996 3,301,741 shares)                              -           (56,670,000)
                                                       --------------          ------------

      Total shareholders' equity                          331,118,000           296,413,000
                                                       --------------          ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,094,273,000          $964,099,000
                                                       --------------          ------------
                                                       --------------          ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)
                                   --------

                                                 For the six months ended June 30,
                                                         1997          1996
                                                     ------------  ------------
REVENUE
Net earned premium                                   $ 92,809,000  $ 84,242,000
Fee and commission income                              32,199,000    26,131,000
Net investment income                                  12,729,000    11,434,000
Computer products and services                          3,601,000     4,098,000
Net realized investment gain (loss)                      (294,000)    5,207,000
                                                     ------------  ------------
      Total revenue                                   141,044,000   131,112,000

EXPENSE
Loss and loss adjustment expense                       56,070,000    53,657,000

Operating expense:
  Policy acquisition costs                             26,088,000    23,130,000
  Compensation expense                                 20,153,000    19,251,000
  Other operating expense                              15,575,000    12,554,000
  Merger expense                                        7,277,000    26,160,000
  Ceding commissions                                  (20,361,000)  (16,346,000)
                                                     ------------  ------------
      Net operating expense                            48,732,000    64,749,000
Interest expense                                        2,810,000     2,664,000
                                                     ------------  ------------
      Total expense                                   107,612,000   121,070,000
                                                     ------------  ------------
      Earnings before income tax provision             33,432,000    10,042,000

Income tax provision (benefit)                         11,419,000    (1,015,000)
                                                     ------------  ------------
      NET EARNINGS (LOSS)                            $ 22,013,000  $ 11,057,000
                                                     ------------  ------------
                                                     ------------  ------------

EARNINGS PER SHARE DATA:

Primary:
Earnings per share                                   $       0.48  $       0.25
                                                     ------------  ------------
                                                     ------------  ------------

Weighted average shares outstanding                    46,053,000    44,330,000
                                                     ------------  ------------
                                                     ------------  ------------

Fully diluted:
Earnings per share                                   $       0.48  $       0.25
                                                     ------------  ------------
                                                     ------------  ------------

Weighted average shares outstanding                    46,146,000    44,410,000
                                                     ------------  ------------
                                                     ------------  ------------

Cash dividends declared, per share                   $       0.06  $       0.02
                                                     ------------  ------------
                                                     ------------  ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------
                 Condensed Consolidated Statements of Earnings
                                  (Unaudited)
                                   --------

                                                 For the three months ended June 30,
                                                         1997            1996
                                                      -----------    -----------
REVENUE
Net earned premium                                    $48,134,000    $41,953,000
Fee and commission income                              16,142,000     13,750,000
Net investment income                                   6,526,000      5,742,000
Computer products and services                          1,955,000      2,180,000
Net realized investment gain (loss)                      (238,000)     3,881,000
                                                      -----------    -----------
      Total revenue                                    72,519,000     67,506,000

EXPENSE
Loss and loss adjustment expense                       29,452,000     26,421,000

Operating expense:
  Policy acquisition costs                             11,845,000     11,137,000
  Compensation expense                                 10,276,000     10,007,000
  Other operating expense                               8,733,000      7,148,000
  Merger expense                                        5,404,000     24,984,000
  Ceding commissions                                   (9,366,000)    (8,772,000)
                                                      -----------    -----------
      Net operating expense                            26,892,000     44,504,000
Interest expense                                        1,435,000      1,408,000
                                                      -----------    -----------
      Total expense                                    57,779,000     72,333,000
                                                      -----------    -----------
      Earnings (loss)  before income tax provision     14,740,000     (4,827,000)

Income tax provision (benefit)                          5,758,000     (4,354,000)
                                                      -----------    -----------
      NET EARNINGS                                    $ 8,982,000    $  (473,000)
                                                      -----------    -----------
                                                      -----------    -----------

EARNINGS PER SHARE DATA:

Primary:
Earnings per share                                    $      0.19    $     (0.01)
                                                      -----------    -----------
                                                      -----------    -----------

Weighted average shares outstanding                    46,383,000     44,263,000
                                                      -----------    -----------
                                                      -----------    -----------

Fully diluted:
Earnings per share                                    $      0.19    $     (0.01)
                                                      -----------    -----------
                                                      -----------    -----------

Weighted average shares outstanding                    46,482,000     44,279,000
                                                      -----------    -----------
                                                      -----------    -----------

Cash dividends declared, per share                    $      0.03    $      0.02
                                                      -----------    -----------
                                                      -----------    -----------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                  ----------
     Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the six months ended June 30, 1997 and
                     for the year ended December 31, 1996
                                  (Unaudited)
                                  ----------

                                                                                            Foreign
                                                 Additional                   Unrealized    currency                     Total
                                    Common         paid-in       Retained     investment   translation    Treasury    shareholders'
                                     Stock         capital       earnings     gain (loss)  adjustment       stock        equity
                                  -----------   ------------   ------------   -----------  -----------  ------------  -------------
BALANCE AS OF DECEMBER 31, 1995   $18,460,000   $138,084,000   $140,341,000   $ 9,296,000   $(186,000)  $(50,570,000)  $255,425,000

27,688,869 shares of Common Stock
 issued for 150% stock dividend    27,689,000    (27,689,000)             -             -           -              -              -

132,108 shares of Common Stock
 issued for exercise exercise of
 options, including tax benefit
 of $366,000                          132,000        837,000              -             -           -              -        969,000

Net earnings                                -              -     38,530,000             -           -              -     38,530,000

Cash dividends declared,
 $0.06 per share                            -              -     (2,104,000)            -           -              -     (2,104,000)

Compensatory grant of pooled
 company stock prior to merger              -     23,682,000              -             -           -              -     23,682,000

Dividends to shareholders of
 pooled companies prior to merger           -              -     (7,705,000)            -           -              -     (7,705,000)

Capitalize undistributed
 earnings of pooled company upon
 conversion from S Corporation              -      3,840,000     (3,840,000)            -           -              -              -

1,136,400 shares of Common Stock
 issued for NASRA combination       1,136,000              -     (1,452,000)            -           -              -       (316,000)

Repurchase of 520,000 shares of
 Common Stock by pooled company
 prior to merger                            -              -              -             -           -     (7,909,000)    (7,909,000)

Unrealized investment loss on
 fixed income securities, net of
 deferred tax benefit of $857,000           -              -              -    (1,594,000)          -              -     (1,594,000)

Unrealized investment loss on
 marketable equity securities,
 net of deferred tax benefit
 of $2,144,000                              -              -              -    (4,079,000)          -              -     (4,079,000)

Other                                       -      1,217,000     (1,607,000)            -      95,000      1,809,000      1,514,000
                                  -----------   ------------   ------------   -----------   ---------   ------------   ------------
  BALANCE AS OF
   DECEMBER 31, 1996              $47,417,000   $139,971,000   $162,163,000   $ 3,623,000   $ (91,000)  $(56,670,000)  $296,413,000

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                  ----------
     Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the six months ended June 30, 1997 and
                     for the year ended December 31, 1996

                                  (Unaudited)

                                  (continued)
                                  ----------

                                                                                            Foreign
                                                 Additional                   Unrealized    currency                     Total
                                    Common         paid-in       Retained     investment   translation    Treasury    shareholders'
                                     Stock         capital       earnings     gain (loss)  adjustment       stock        equity
                                  -----------   ------------   ------------   -----------  -----------  ------------  -------------
BALANCE AS OF DECEMBER 31, 1996   $47,417,000   $139,971,000   $162,163,000   $ 3,623,000  $  (91,000)  $(56,670,000)  $296,413,000

392,652 shares of Common Stock
 issued for exercise of options,
 including tax benefit of
 $881,000                             392,000      4,448,000              -             -           -              -      4,840,000

266,667 shares of Common Stock
 issued for TRM acquisition           267,000      6,700,000              -             -           -              -      6,967,000

725,000 shares of Common Stock
 issued for Interworld
 combination                          725,000              -       (238,000)            -           -              -        487,000

98,003 shares of Common Stock
 issued for MGU acquisition            98,000      2,602,000              -             -           -              -      2,700,000

Net earnings                                -              -     22,013,000             -           -              -     22,013,000

Cash dividends declared,
 $0.06 per share                            -              -     (2,453,000)            -           -              -     (2,453,000)

Repurchase of 14,895 shares of
 Common Stock by pooled company
 prior to merger                            -              -              -             -           -       (324,000)      (324,000)

Retirement of 3,316,636 shares
 of Treasury Stock                 (3,317,000)    (3,430,000)   (50,247,000)            -           -     56,994,000              -

Unrealized investment gain on
 fixed income securities, net
 of deferred tax charge of
 $298,000                                   -              -              -       555,000           -              -        555,000

Unrealized investment loss on
 marketable equity securities,
 net of deferred tax benefit
 of $24,000                                 -             -               -       (45,000)          -              -        (45,000)

Other                                       -              -              -             -     (35,000)             -        (35,000)
                                  -----------   ------------   ------------   -----------   ---------   ------------   ------------
  BALANCE AS OF JUNE 30, 1997     $45,582,000   $150,291,000   $131,238,000   $ 4,133,000   $(126,000)  $          -   $331,118,000
                                  -----------   ------------   ------------   -----------   ---------   ------------   ------------
                                  -----------   ------------   ------------   -----------   ---------   ------------   ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

                Condensed Consolidated Statements of Cash Flows

                                  (Unaudited)
                                   --------

                                                           For the six months ended June 30,
                                                                 1997              1996
                                                           --------------     --------------
Cash flows from operating activities:
  Net earnings                                             $   22,013,000     $   11,057,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Change in reinsurance recoverables                        (16,105,000)       (20,115,000)
    Change in premium, claims and other receivables           (54,882,000)       (14,138,000)
    Change in ceded unearned premium                           (6,211,000)            39,000
    Change in deferred income tax, net of tax effect of
       unrealized gain or loss                                  1,623,000         (9,837,000)
    Change in loss and loss adjustment expense payable         16,448,000         16,906,000
    Change in reinsurance balances payable                     13,741,000         (7,970,000)
    Change in unearned premium                                 12,378,000         16,080,000
    Change in premium and claims payable, net of
      restricted cash                                          43,388,000          8,722,000
    Net realized investment (gain) loss                           294,000         (5,207,000)
    Non cash compensation expense                                       -         23,841,000
    Depreciation and amortization expense                       2,324,000          1,766,000
    Other, net                                                 (4,038,000)         4,700,000
                                                           --------------     --------------
        Cash provided by operating activities                  30,973,000         25,844,000

Cash flows from investing activities:
  Sales of fixed income securities                             15,394,000         17,222,000
  Maturity or call of fixed income securities                   8,390,000          7,333,000
  Sales of equity securities                                    8,329,000         22,693,000
  Cash paid for acquisitions                                  (10,150,000)                 -
  Cost of investments acquired                                (43,446,000)       (41,691,000)
  Purchases of property and equipment                          (1,958,000)        (1,187,000)
                                                           --------------     --------------
      Cash provided (used) by investing activities            (23,441,000)         4,370,000

Cash flows from financing activities:
  Proceeds from notes payable                                  10,406,000         12,000,000
  Sale of Common Stock                                          4,840,000            741,000
  Payments on notes payable                                    (4,097,000)       (14,423,000)
  Dividends paid                                               (1,802,000)        (5,719,000)
  Repurchase Common Stock                                        (324,000)        (6,597,000)
                                                           --------------     --------------
      Cash provided (used) by financing activities              9,023,000        (13,998,000)
                                                           --------------     --------------
      Net change in cash and short-term investments            16,555,000         16,216,000
      Cash and short-term investments at beginning
        of period                                              87,864,000         78,437,000
                                                           --------------     --------------
      CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD     $  104,419,000     $   94,653,000
                                                           --------------     --------------
                                                           --------------     --------------
Supplemental cash flow information:
  Interest paid                                            $    3,328,000     $    3,607,000
                                                           --------------     --------------
                                                           --------------     --------------
  Income tax paid                                          $   12,635,000     $    3,945,000
                                                           --------------     --------------
                                                           --------------     --------------

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

     On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock to acquire all of the outstanding common stock and options of AVEMCO Corporation ("AVEMCO"). This business combination was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented. (See prior period adjustment below.)

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

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(1)  GENERAL INFORMATION, CONTINUED

     PRIOR PERIOD ADJUSTMENTS OF AVEMCO

     The 1996 and prior financial statements of AVEMCO, which was acquired in 1997 in a transaction accounted for as a pooling-of-interests (see note 3), have been restated prior to their inclusion in the Company's historical consolidated financial statements to reflect certain prior period adjustments discovered in 1997. The adjustments relate to a restatement of the method of accounting for certain short-duration insurance contracts and to the correction of accounting errors. The adjustments had the following effects with respect to amounts previously reported in AVEMCO's 1996 and prior consolidated financial statements.

                                                                   For the three   For the six
                                                                   months ended    months ended
                                                                   June 30, 1996   June 30, 1996
                                                                   -------------   -------------
     Earnings before income tax provision as previously reported   $  6,420,000    $  9,829,000
     Effects of adjustments                                          (1,585,000)     (2,412,000)
                                                                   ------------    ------------
       EARNINGS BEFORE INCOME TAX PROVISION, AS RESTATED           $  4,835,000    $  7,417,000
                                                                   ------------    ------------
                                                                   ------------    ------------
     Net earnings as previously reported                           $  4,702,000    $  7,389,000
     Effects of adjustments                                          (1,115,000)     (1,736,000)
                                                                   ------------    ------------
       NET EARNINGS, AS RESTATED                                   $  3,587,000    $  5,653,000
                                                                   ------------    ------------
                                                                   ------------    ------------


     AVEMCO's retained earnings as of December 31, 1995 was decreased by $1,793,000, net of tax effect of $489,000, as a result of the adjustments.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(1)  GENERAL INFORMATION, CONTINUED

     PRIOR PERIOD ADJUSTMENTS OF AVEMCO, CONTINUED

     The prior period adjustments to AVEMCO's financial statements affected the unaudited previously reported amounts for the Company as shown below:

                                                                      For the three      For the six
                                                                      months ended       months ended
                                                                      June 30, 1996      June 30, 1996
                                                                      -------------      -------------
     Earnings (loss) before income tax
       provision as previously reported                                $(3,242,000)       $12,454,000
     Effect of adjustments                                              (1,585,000)        (2,412,000)
                                                                       -----------        -----------
       EARNINGS (LOSS) BEFORE INCOME TAX PROVISIONS,
         AS RESTATED                                                   $(4,827,000)       $10,042,000
                                                                       -----------        -----------
                                                                       -----------        -----------

     Net earnings as previously reported                               $   642,000        $12,793,000
     Effects of adjustments                                             (1,115,000)        (1,736,000)
                                                                       -----------        -----------
       NET EARNINGS (LOSS), AS RESTATED                                $  (473,000)       $11,057,000
                                                                       -----------        -----------
                                                                       -----------        -----------

     Primary earnings per share as previously reported                 $      0.01        $      0.29
     Effects of adjustments                                                  (0.02)             (0.04)
                                                                       -----------        -----------
       PRIMARY EARNINGS (LOSS) PER SHARE, AS RESTATED                  $     (0.01)       $      0.25
                                                                       -----------        -----------
                                                                       -----------        -----------

     Fully diluted earnings per share as previously reported           $      0.01        $      0.29
     Effects of adjustments                                                  (0.02)             (0.04)
                                                                       -----------        -----------
       FULLY DILUTED EARNINGS (LOSS) PER SHARE, AS RESTATED            $     (0.01)       $      0.25
                                                                       -----------        -----------
                                                                       -----------        -----------


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

                                                                                  Loss and Loss
                                                       Written         Earned       Adjustment
                                                       Premium        Premium         Expense
                                                     ------------   ------------   ------------
     For the six months ended June 30, 1997:

     Direct business                                 $ 92,620,000   $ 86,559,000   $ 49,562,000
     Reinsurance assumed                               92,579,000     88,125,000     90,724,000
     Reinsurance ceded                                (88,450,000)   (81,875,000)   (84,216,000)
                                                     ------------   ------------   ------------
       NET AMOUNTS                                   $ 96,749,000   $ 92,809,000   $ 56,070,000
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

     For the six months ended June 30, 1996:

     Direct business                                 $ 97,197,000   $ 93,218,000   $ 58,993,000
     Reinsurance assumed                               80,370,000     68,395,000     54,719,000
     Reinsurance ceded                                (77,337,000)   (77,371,000)   (60,055,000)
                                                     ------------   ------------   ------------
       NET AMOUNTS                                   $100,230,000   $ 84,242,000   $ 53,657,000
                                                     ------------   ------------   ------------
                                                     ------------   ------------   ------------

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(2)  REINSURANCE, CONTINUED

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                        June 30, 1997  December 31, 1996
                                                        -------------  -----------------
     Reinsurance recoverable on paid losses              $ 28,364,000    $ 22,977,000
     Reinsurance recoverable on outstanding losses        111,206,000     102,350,000
     Reinsurance recoverable on IBNR                       11,338,000       9,416,000
     Reserve for uncollectible reinsurance                 (2,475,000)     (2,415,000)
                                                         ------------    ------------
       TOTAL REINSURANCE RECOVERABLES                    $148,433,000    $132,328,000
                                                         ------------    ------------
                                                         ------------    ------------

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

     AVEMCO

     On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock to acquire all of the outstanding common stock and options of AVEMCO. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented. (See note 1.)

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(3)  ACQUISITIONS, CONTINUED

     AVEMCO, CONTINUED

     Separate total revenue and net earnings amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                                For the six      For the six
                                               months ended     months ended
                                               June 30, 1997    June 30, 1996
                                               -------------    -------------
     Total revenue:

     HCCH                                      $ 81,598,000     $ 75,260,000
     AVEMCO                                      59,446,000       55,852,000
                                               ------------     ------------
       TOTAL REVENUE                           $141,044,000     $131,112,000
                                               ------------     ------------
                                               ------------     ------------

     Net earnings:

     HCCH                                      $ 21,295,000     $  5,404,000
     AVEMCO                                         718,000        5,653,000
                                               ------------     ------------
       NET EARNINGS                            $ 22,013,000     $ 11,057,000
                                               ------------     ------------
                                               ------------     ------------

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

Amounts in Management's Discussion and Analysis for 1996 have been restated for prior period adjustments to AVEMCO's financial statements as discussed in note 1 to the notes to condensed consolidated financial statements.

THREE MONTHS ENDED JUNE 30, 1997 VERSUS THREE MONTHS ENDED JUNE 30, 1996.

Gross written premium decreased to $90.1 million for the second quarter of 1997 from $100.2 million for the same period in 1996 due primarily to reductions in property business as competition increases however, aviation and accident and health premium increased during the quarter. Net written premium for the second quarter of 1997 increased 10% to $54.1 million from $49.1 million for the same period in 1996 due to increases in aviation and accident and health where the Company's retentions are greater due to the lack of catastrophe exposures. Net earned premium increased 15% to $48.1 million for the second quarter of 1997 compared to $42.0 million for the same period in 1996.

Going forward, quarterly gross written premium is anticipated to remain at or near the second quarter of 1997 level. However, net written premium and net earned premium should decrease approximately 30% due to the implementation of a significant reinsurance program covering AVEMCO's business since the acquisition, which should have a positive effect on net earnings.

Fee and commission income increased 17% to $16.1 million for the second quarter of 1997 compared to $13.8 million for the same period in 1996 due to the increased agency activity in light of recent acquisitions. The Company expects fee and commission income to continue to increase during the remainder of 1997 due to the effects of recent acquisitions and internal growth. Net investment income increased 14% to $6.5 million for the second quarter of 1997 compared to $5.7 million for the same period in 1996 reflecting a higher level of investments. Total revenue increased 7% to $72.5 million.

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

Income tax expense was $5.8 million for the second quarter of 1997, compared to an income tax benefit of $4.4 million for the second quarter of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income taxes during that period, additional income tax expense of $1.0 million would have been recorded for the second quarter of 1996.

Net earnings increased to $9.0 million for the second quarter of 1997 from a loss of $473,000 for the same period in 1996. This increase was principally a result of higher underwriting profits, increased fee and commission income and the non-recurring compensation charge incurred during 1996.

Earnings per share increased to $0.19 for the second quarter of 1997 from a loss of $0.01 for the second quarter of 1996. This reflects the increase in net earnings, offset by a 5% increase in weighted average shares outstanding.

The Company's insurance company subsidiaries' statutory combined ratio was 78.7% for the second quarter of 1997, as compared to 78.4% for the same period in 1996. The Company's combined ratio remains significantly better than the industry average.

The Company's book value per share was $7.26 as of June 30, 1997, up from $7.03 as of March 31, 1997. Earnings added $0.20 per share to book value during the second quarter of 1997.

SIX MONTHS ENDED JUNE 30, 1997 VERSUS SIX MONTHS ENDED JUNE 30, 1996.

Gross written premium increased 4% to $185.2 million for the first six months of 1997 from $177.6 million for the same period in 1996, due primarily to increased aviation and accident and health premiums partially offset by decreased marine premium. Net written premium for the first six months of 1997 decreased to $96.7 million from $100.2 million for the same period in 1996, due primarily to decreased marine and offshore energy premium partially offset by increases in aviation and accident and health premium. Net earned premium increased 10% to $92.8 million for the first six months of 1997 compared to $84.2 million for the same period in 1996.

Fee and commission income increased 23% to $32.2 million for the first six months of 1997 compared to $26.1 million for the same period in 1996 due to the increased agency activity. The Company expects fee and commission income to continue to increase during the remainder of 1997 due to the effects of recent acquisitions and internal growth. Net investment income increased 11% to $12.7 million for the first six months of 1997 compared to $11.4 million for the same period in 1996 reflecting a higher level of investments. Total revenue increased 8% to $141.0 million.

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

Loss and LAE increased $2.4 million during the first six months of 1997, to $56.1 million, as the Company's GAAP loss ratio decreased to 60% from 64%.

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

Income tax expense was $11.4 million for the first six months of 1997, compared to an income tax benefit of $1.0 million during the first six months of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income tax during that period, additional income tax expense of $2.3 million would have been recorded for the six months ended June 30, 1996.

Net earnings increased 99% to $22.0 million for the first six months of 1997 from $11.1 million for the same period in 1996. This increase was principally a result of higher underwriting profits, increased fee and commission income and the non-recurring compensation charge incurred during 1996.

Earnings per share increased 92% to $0.48 for the first six months of 1997 from $0.25 for the first six months of 1996. This reflects a 99% increase in net earnings, partially offset by a 4% increase in weighted average shares outstanding.

The Company's insurance company subsidiaries' statutory combined ratio was 78.5% for the first six months of 1997, as compared to 82.3% for the same period in 1996. The Company's combined ratio remains significantly better than the industry average.

The Company's book value per share was $7.26 as of June 30, 1997, up from $6.72 as of December 31, 1996. Earnings added $0.48 per share to book value during the first six months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $27.9 million or 6% since December 31, 1996, and totaled $505.8 million as of June 30, 1997, of which $104.4 million was cash and short-term investments. Total assets increased to $1.1 billion as of June 30, 1997, from $964 million as of December 31, 1996.

     THIS REPORT ON FORM 10-Q/A (THE "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                          PART II - OTHER INFORMATION


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

                                         HCC INSURANCE HOLDINGS, INC.
                               -----------------------------------------------
                                               (Registrant)


 MARCH 26, 1998                            /S/ FRANK J. BRAMANTI
----------------               -----------------------------------------------
    (Date)                       Frank J. Bramanti, Executive Vice President


 MARCH 26, 1998                          /S/ EDWARD H. ELLIS, JR.
----------------               -----------------------------------------------
    (Date)                       Edward H. Ellis, Jr., Senior Vice President
                                        and Chief Financial Officer

                               INDEX TO EXHIBITS

11      - Statements Regarding Computation of Earnings Per Share.

27      - EDGAR Financial Data Schedule - Restated June 30, 1997.

27.1    - EDGAR Financial Data Schedule - Restated June 30, 1996.