Form 10-Q/A
period 1997-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-03-27
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


         Commission file number  0-20766
                               ---------

                         HCC Insurance Holdings, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                     Delaware                           76-0336636
         --------------------------------           -------------------
         (State or other jurisdiction of              (IRS Employer
          incorporation or organization)            Identification No.)


         13403 Northwest Freeway, Houston, Texas          77040-6094
         ----------------------------------------         ----------
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

On November 7, 1997, there were 46,127,457 shares of Common Stock, $1 par value issued and outstanding.

                         HCC INSURANCE HOLDINGS, INC.
                                  INDEX


                                                                        PAGE NO.
                                                                        --------
Part I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Balance Sheets
                   September 30, 1997 and December 31, 1996................. 3

                 Condensed Consolidated Statements of Earnings
                   Nine months Ended September 30, 1997 and
                   Nine months Ended September 30, 1996..................... 4

                 Condensed Consolidated Statements of Earnings
                   Three Months Ended September 30, 1997 and
                   Three Months Ended September 30, 1996.................... 5

                 Condensed Consolidated Statements of Changes in
                   Shareholders' Equity
                   Nine months Ended September 30, 1997 and
                   Year Ended December 31, 1996............................. 6

                 Condensed Consolidated Statements of Cash Flows
                   Nine months Ended September 30, 1997 and
                   Nine months Ended September 30, 1996..................... 8

                 Notes to Condensed Consolidated Financial Statements....... 9

         Item 2. Management's Discussion and Analysis.......................16


Part II. OTHER INFORMATION..................................................19

                     HCC Insurance Holdings, Inc. and Subsidiaries

                                     ---------

                         Condensed Consolidated Balance Sheets

                                     (Unaudited)

                                      --------

                                                                 September 30, 1997     December 31, 1996
                                                                 ------------------     -----------------
ASSETS

Investments available for sale:
  Fixed income securities, at market
    (cost: 1997 $379,451,000, 1996 $371,844,000)                 $      390,199,000     $     377,555,000
  Marketable equity securities, at market
    (cost: 1997 $7,606,000, 1996 $12,661,000)                             7,311,000            12,477,000
                                                                 ------------------     -----------------
      Total investments                                                 397,510,000           390,032,000
Cash and short-term investments:
  Cash                                                                    4,827,000             9,171,000
  Short-term investments, at cost, which approximates market            132,629,000            78,693,000
                                                                 ------------------     -----------------
      Total cash and short-term investments                             137,456,000            87,864,000

Restricted cash and cash investments                                     53,213,000            44,363,000
Reinsurance recoverables                                                184,893,000           132,328,000
Premium, claims and other receivables                                   227,782,000           167,168,000
Ceded unearned premium                                                   91,102,000            71,758,000
Deferred policy acquisition costs                                        24,727,000            24,809,000
Property and equipment, net                                              17,918,000            16,665,000
Deferred income tax                                                       8,999,000            12,636,000
Other assets, net                                                        41,034,000            16,476,000
                                                                 ------------------     -----------------
      TOTAL ASSETS                                               $    1,184,634,000     $     964,099,000
                                                                 ------------------     -----------------
                                                                 ------------------     -----------------
LIABILITIES

Loss and loss adjustment expense payable                         $      267,488 000     $     229,049,000
Reinsurance balances payable                                             66,503,000            45,449,000
Unearned premium                                                        162,366,000           156,268,000
Deferred ceding commissions                                              22,046,000            16,901,000
Premium and claims payable                                              214,037,000           123,118,000
Notes payable                                                            82,084,000            72,917,000
Accounts payable and accrued liabilities                                 17,459,000            23,984,000
                                                                 ------------------     -----------------
      Total liabilities                                                 831,983,000           667,686,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 100,000,000 shares
  authorized, (issued: 1997 46,007,058 shares;
  1996 47,416,643 shares)                                                46,007,000            47,417,000
Additional paid-in capital                                              153,974,000           139,971,000
Retained earnings                                                       146,032,000           162,163,000
Unrealized investment gain, net                                           6,834,000             3,623,000
Foreign currency translation adjustment                                    (196,000)              (91,000)
Treasury stock (1996 3,301,741 shares)                                            -           (56,670,000)
                                                                 ------------------     -----------------
      Total shareholders' equity                                        352,651,000           296,413,000
                                                                 ------------------     -----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    1,184,634,000     $     964,099,000
                                                                 ------------------     -----------------
                                                                 ------------------     -----------------

See Notes to Condensed Consolidated Financial Statements.

           HCC Insurance Holdings, Inc. and Subsidiaries

                           --------

          Condensed Consolidated Statements of Earnings

                         (Unaudited)

                          --------

                                                For the nine months ended September 30,
                                                      1997                    1996
                                                ---------------        ---------------
REVENUE

Net earned premium                              $   124,431,000        $   125,636,000
Fee and commission income                            50,145,000             39,274,000
Net investment income                                20,424,000             17,326,000
Computer products and services                        5,374,000              6,756,000
Net realized investment gain (loss)                    (258,000)             6,654,000
Gain on sale of subsidiary                                    -              3,307,000
                                                ---------------        ---------------
      Total revenue                                 200,116,000            198,953,000

EXPENSE

Loss and loss adjustment expense                     70,537,000             83,812,000

Operating expense:
  Policy acquisition costs                           38,241,000             34,416,000
  Compensation expense                               30,488,000             28,157,000
  Other operating expense                            22,323,000             19,176,000
  Merger expense                                      7,582,000             26,160,000
  Ceding commissions                                (32,032,000)           (25,158,000)
                                                ---------------        ---------------
      Net operating expense                          66,602,000             82,751,000

Interest expense                                      4,021,000              3,775,000
                                                ---------------        ---------------
      Total expense                                 141,160,000            170,338,000
                                                ---------------        ---------------

      Earnings before income tax provision           58,956,000             28,615,000

Income tax provision                                 19,825,000              4,379,000
                                                ---------------        ---------------
      NET EARNINGS                              $    39,131,000        $    24,236,000
                                                ---------------        ---------------
                                                ---------------        ---------------
EARNINGS PER SHARE DATA:

Primary:
Earnings per share                              $          0.84        $          0.55
                                                ---------------        ---------------
                                                ---------------        ---------------
Weighted average shares outstanding                  46,471,000             44,350,000
                                                ---------------        ---------------
                                                ---------------        ---------------
Fully diluted:
Earnings per share                              $          0.84        $          0.54
                                                ---------------        ---------------
                                                ---------------        ---------------
Weighted average shares outstanding                  46,649,000             44,553,000
                                                ---------------        ---------------
                                                ---------------        ---------------
Cash dividends declared, per share              $          0.09        $          0.04
                                                ---------------        ---------------
                                                ---------------        ---------------

See Notes to Condensed Consolidated Financial Statements.

           HCC Insurance Holdings, Inc. and Subsidiaries

                           --------

          Condensed Consolidated Statements of Earnings

                         (Unaudited)

                          --------

                                               For the three months ended September 30,
                                                      1997                    1996
                                               ---------------         ---------------
REVENUE

Net earned premium                             $    31,622,000         $    41,394,000
Fee and commission income                           17,946,000              13,143,000
Net investment income                                7,695,000               5,892,000
Computer products and services                       1,773,000               2,658,000
Net realized investment gain                            36,000               1,447,000
Gain on sale of subsidiary                                   -               3,307,000
                                               ---------------         ---------------
      Total revenue                                 59,072,000              67,841,000

EXPENSE

Loss and loss adjustment expense                    14,467,000              30,155,000

Operating expense:
  Policy acquisition costs                          12,153,000              11,286,000
  Compensation expense                              10,335,000               8,906,000
  Other operating expense                            6,748,000               6,622,000
  Merger expense                                       305,000                      -
  Ceding commissions                               (11,671,000)             (8,812,000)
                                               ---------------         ---------------
      Net operating expense                         17,870,000              18,002,000

Interest expense                                     1,211,000               1,111,000
                                               ---------------         ---------------
      Total expense                                 33,548,000              49,268,000
                                               ---------------         ---------------
      Earnings before income tax provision          25,524,000              18,573,000
Income tax provision                                 8,406,000               5,394,000
                                               ---------------         ---------------
      NET EARNINGS                             $    17,118,000         $    13,179,000
                                               ---------------         ---------------
                                               ---------------         ---------------

EARNINGS PER SHARE DATA:

Primary:
Earnings per share                             $          0.36         $          0.30
                                               ---------------         ---------------
                                               ---------------         ---------------
Weighted average shares outstanding                 47,122,000              44,356,000
                                               ---------------         ---------------
                                               ---------------         ---------------
Fully diluted:
Earnings per share                             $          0.36         $          0.30
                                               ---------------         ---------------
                                               ---------------         ---------------
Weighted average shares outstanding                 47,201,000              44,419,000
                                               ---------------         ---------------
                                               ---------------         ---------------
Cash dividends declared, per share             $          0.03        $           0.02
                                               ---------------         ---------------
                                               ---------------         ---------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 1997 and
                      for the year ended December 31, 1996
                                   (Unaudited)
                                    --------

                                                                                                                      Foreign
                                                                           Additional                   Unrealized    currency
                                                            Common          paid-in        Retained     investment   translation
                                                            Stock           capital        earnings     gain (loss)  adjustment
                                                          -----------    ------------    ------------   -----------  -----------
BALANCE AS OF DECEMBER 31, 1995                           $18,460,000    $138,084,000    $140,341,000   $ 9,296,000   $(186,000)

27,688,869 shares of Common Stock issued
  for 150% stock dividend                                  27,689,000     (27,689,000)           -             -           -

132,108 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $366,000                                                 132,000         837,000            -             -           -

Net earnings                                                     -               -         38,530,000          -           -

Cash dividends declared, $0.06 per share                         -               -         (2,104,000)         -           -

Compensatory grant of pooled company
  stock prior to merger                                          -         23,682,000            -             -           -

Dividends to shareholders of pooled
  companies prior to merger                                      -               -         (7,705,000)         -           -

Capitalize undistributed earnings of pooled
  company upon conversion from S Corporation                     -          3,840,000      (3,840,000)         -           -

1,136,400 shares of Common Stock issued
  for NASRA combination                                     1,136,000            -         (1,452,000)         -           -

Repurchase of 520,000 shares of Common
   Stock by pooled company prior to merger                       -               -               -             -           -

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of
  $857,000                                                       -               -               -       (1,594,000)       -

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit of
  $2,144,000                                                     -               -               -       (4,079,000)       -

Other                                                            -          1,217,000      (1,607,000)         -         95,000
                                                          -----------    ------------    ------------   -----------   ---------
    BALANCE AS OF DECEMBER 31, 1996                       $47,417,000    $139,971,000    $162,163,000   $ 3,623,000   $ (91,000)



                                                                               Total
                                                             Treasury      shareholders'
                                                               stock          equity
                                                           -------------   ------------
BALANCE AS OF DECEMBER 31, 1995                            $(50,570,000)   $255,425,000

27,688,869 shares of Common Stock issued
  for 150% stock dividend                                          -               -

132,108 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $366,000                                                      -            969,000

Net earnings                                                       -         38,530,000

Cash dividends declared, $0.06 per share                           -         (2,104,000)

Compensatory grant of pooled company
  stock prior to merger                                            -         23,682,000

Dividends to shareholders of pooled
  companies prior to merger                                        -         (7,705,000)

Capitalize undistributed earnings of pooled
  company upon conversion from S Corporation                       -               -

1,136,400 shares of Common Stock issued
  for NASRA combination                                            -           (316,000)

Repurchase of 520,000 shares of Common
   Stock by pooled company prior to merger                   (7,909,000)     (7,909,000)

Unrealized investment loss on fixed income
  securities, net of deferred tax benefit of
  $857,000                                                         -         (1,594,000)

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit of
  $2,144,000                                                       -         (4,079,000)

Other                                                         1,809,000       1,514,000
                                                           ------------    ------------
    BALANCE AS OF DECEMBER 31, 1996                        $(56,670,000)   $296,413,000

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 1997 and
                      for the year ended December 31, 1996
                                   (Unaudited)

                                   (continued)
                                    --------

                                                                                                                      Foreign
                                                                           Additional                   Unrealized    currency
                                                            Common          paid-in        Retained     investment   translation
                                                            Stock           capital        earnings     gain (loss)  adjustment
                                                          -----------    ------------    ------------   -----------  -----------
BALANCE AS OF DECEMBER 31, 1996                           $47,417,000    $139,971,000    $162,163,000   $ 3,623,000   $ (91,000)

575,027 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,474,000                                                  575,000       7,628,000            -             -           -

382,024 shares of Common Stock issued for
  purchased companies                                         382,000       9,805,000            -             -           -

950,000 shares of Common Stock issued for
  combinations with pooled companies                          950,000            -         (1,507,000)         -           -

Net earnings                                                     -               -         39,131,000          -           -

Cash dividends declared, $0.09 per share                         -               -         (3,833,000)         -           -

Repurchase of 14,895 shares of Common
  Stock by pooled company prior to combination                   -               -               -             -           -

Retirement of 3,316,636 shares of treasury
  stock                                                    (3,317,000)     (3,430,000)    (50,247,000)         -           -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge of
  $1,883,000                                                     -               -               -        3,268,000        -

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $54,000                                                     -               -               -          (57,000)       -

Other                                                            -               -            325,000          -       (105,000)
                                                          -----------    ------------    ------------   -----------   ---------
    BALANCE AS OF SEPTEMBER 30, 1997                      $46,007,000     $153,974,000   $146,032,000   $ 6,834,000   $(196,000)
                                                          -----------    ------------    ------------   -----------   ---------
                                                          -----------    ------------    ------------   -----------   ---------


                                                                              Total
                                                            Treasury      shareholders'
                                                              stock          equity
                                                          -------------   ------------
BALANCE AS OF DECEMBER 31, 1996                           $(56,670,000)   $296,413,000

575,027 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,474,000                                                      -          8,203,000

382,024 shares of Common Stock issued for
  purchased companies                                             -         10,187,000

950,000 shares of Common Stock issued for
  combinations with pooled companies                              -           (557,000)

Net earnings                                                      -         39,131,000

Cash dividends declared, $0.09 per share                          -         (3,833,000)

Repurchase of 14,895 shares of Common
  Stock by pooled company prior to combination                (324,000)       (324,000)

Retirement of 3,316,636 shares of treasury
  stock                                                     56,994,000            -

Unrealized investment gain on fixed income
  securities, net of deferred tax charge of
  $1,883,000                                                      -          3,268,000

Unrealized investment loss on marketable
  equity securities, net of deferred tax benefit
  of $54,000                                                      -            (57,000)

Other                                                             -            220,000
                                                          ------------    ------------
    BALANCE AS OF SEPTEMBER 30, 1997                              -       $352,651,000
                                                          ------------    ------------
                                                          ------------    ------------

See Notes to Condensed Consolidated Financial Statements.

               HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------

              Condensed Consolidated Statements of Cash Flows

                                 (Unaudited)

                                   --------

                                                                              For the nine months ended September 30,
                                                                                       1997             1996
                                                                                   ------------     ------------
Cash flows from operating activities:

  Net earnings                                                                     $ 39,131,000     $ 24,236,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Change in reinsurance recoverables                                              (52,565,000)     (20,061,000)
    Change in premium, claims and other receivables                                 (60,614,000)     (16,407,000)
    Change in ceded unearned premium                                                (19,344,000)       3,403,000
    Change in deferred income tax, net of tax effect of unrealized
      gain or loss.........                                                           1,922,000       (9,935,000)
    Change in loss and loss adjustment expense payable                               38,439,000       26,512,000
    Change in reinsurance balances payable                                           21,054,000      (24,552,000)
    Change in unearned premium                                                        6,098,000        9,103,000
    Change in premium and claims payable, net of restricted cash                     82,069,000       20,370,000
    Net realized investment (gain) loss                                                 258,000       (9,961,000)
    Non cash compensation expense                                                             -       23,975,000
    Depreciation and amortization expense                                             3,586,000        3,023,000
    Other, net                                                                       (3,016,000)      (9,184,000)
                                                                                   ------------     ------------
      Cash provided by operating activities                                          57,018,000       20,522,000

Cash flows from investing activities:

  Sales of fixed income securities                                                   27,090,000       21,312,000
  Maturity or call of fixed income securities                                        15,024,000       16,481,000
  Sales of equity securities                                                         17,631,000       31,357,000
  Proceeds from sale of subsidiary                                                            -       13,957,000
  Cash paid for companies acquired                                                  (12,948,000)               -
  Cost of investments acquired                                                      (64,417,000)     (72,096,000)
  Purchases of property and equipment                                                (3,682,000)      (1,750,000)
                                                                                   ------------     ------------
      Cash provided (used) by investing activities                                  (21,302,000)       9,261,000

Cash flows from financing activities:

  Proceeds from notes payable                                                        15,298,000       29,000,000
  Sale of Common Stock                                                                8,203,000          798,000
  Payments on notes payable                                                          (6,131,000)     (28,985,000)
  Dividends paid                                                                     (3,170,000)      (7,406,000)
  Repurchase Common Stock                                                              (324,000)      (7,478,000)
                                                                                   ------------     ------------
      Cash provided (used) by financing activities                                   13,876,000      (14,071,000)
                                                                                   ------------     ------------

      Net change in cash and short-term investments                                  49,592,000       15,712,000

      Cash and short-term investments at beginning of period                         87,864,000       78,437,000
                                                                                   ------------     ------------

      CASH AND SHORT-TERM INVESTMENTS AT END OF PERIOD                             $137,456,000     $ 94,149,000
                                                                                   ------------     ------------
                                                                                   ------------     ------------
Supplemental cash flow information:

  Interest paid                                                                    $  5,076,000     $  4,146,000
                                                                                   ------------     ------------
                                                                                   ------------     ------------
  Income tax paid                                                                  $ 16,635,000     $ 12,703,000
                                                                                   ------------     ------------
                                                                                   ------------     ------------

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

      BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and notes related thereto. The condensed consolidated balance sheet as of December 31, 1996, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The combination with AVEMCO Corporation ("AVEMCO") was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented (see prior period adjustment below and note 3).

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

                                    --------

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

                                                                                 For the three          For the nine
                                                                                  months ended          months ended
                                                                               September 30, 1996    September 30, 1996
                                                                               ------------------    ------------------
      Earnings before income tax provision as previously reported                  $3,059,000            $12,888,000
      Effects of adjustments                                                         (747,000)            (3,159,000)
                                                                                   ----------            -----------

            EARNINGS BEFORE INCOME TAX PROVISION, AS RESTATED                      $2,312,000            $ 9,729,000
                                                                                   ----------            -----------
                                                                                   ----------            -----------

      Net earnings as previously reported                                          $2,419,000            $ 9,808,000
      Effects of adjustments                                                         (570,000)            (2,306,000)
                                                                                   ----------            -----------

            NET EARNINGS, AS RESTATED                                              $1,849,000            $ 7,502,000
                                                                                   ----------            -----------
                                                                                   ----------            -----------

      AVEMCO's retained earnings as of December 31, 1995 was decreased by $1,793,000, net of tax effect of $489,000, as a result of the adjustments.

               HCC Insurance Holdings, Inc. and Subsidiaries

                                  --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, CONTINUED

      PRIOR PERIOD ADJUSTMENT, CONTINUED

      The prior period adjustments to AVEMCO's financial statements affected the unaudited previously reported amounts for the Company as shown below:

                                                                             For the three         For the nine
                                                                              months ended         months ended
                                                                           September 30, 1996   September 30, 1996
                                                                           ------------------   ------------------
      Earnings before income tax provision as previously reported             $19,320,000           $31,774,000
      Effects of adjustments                                                     (747,000)           (3,159,000)
                                                                              -----------           -----------

            Earnings before income tax provision as restated                  $18,573,000           $28,615,000
                                                                              -----------           -----------
                                                                              -----------           -----------

      Net earnings as previously reported                                     $13,749,000           $26,542,000
      Effects of adjustments                                                     (570,000)           (2,306,000)
                                                                              -----------           -----------

            Net earnings, as restated                                         $13,179,000           $24,236,000
                                                                              -----------           -----------
                                                                              -----------           -----------

      Primary earnings per share as previously reported                       $      0.31           $      0.60
      Effects of adjustments                                                        (0.01)                (0.05)
                                                                              -----------           -----------

      Primary earnings per share as restated                                  $      0.30           $      0.55
                                                                              -----------           -----------
                                                                              -----------           -----------

      Fully diluted earnings per share as previously reported                 $      0.31           $      0.60
      Effects of adjustments                                                        (0.01)                (0.06)
                                                                              -----------           -----------

      Fully diluted earnings per share as restated                            $      0.30           $      0.54
                                                                              -----------           -----------
                                                                              -----------           -----------

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

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                  --------

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

                                                                                                      Loss and Loss
                                                                   Written            Earned            Adjustment
                                                                   Premium            Premium             Expense
                                                                -------------      -------------      --------------
       For the nine months ended September 30, 1997:

       Direct business                                          $ 136,769,000      $ 131,323,000      $  90,419,000
       Reinsurance assumed                                        130,703,000        132,408,000        126,165,000
       Reinsurance ceded                                         (159,034,000)      (139,300,000)      (146,047,000)
                                                                -------------      -------------      --------------

             NET AMOUNTS                                        $ 108,438,000      $ 124,431,000      $  70,537,000
                                                                -------------      -------------      --------------
                                                                -------------      -------------      --------------

       For the nine months ended September 30, 1996:

       Direct business                                          $ 138,310,000      $ 140,543,000      $  92,939,000
       Reinsurance assumed                                        116,327,000        105,065,000         78,132,000
       Reinsurance ceded                                         (115,336,000)      (119,972,000)       (87,259,000)
                                                                -------------      -------------      --------------

             NET AMOUNTS                                        $ 139,301,000      $ 125,636,000      $  83,812,000
                                                                -------------      -------------      --------------
                                                                -------------      -------------      --------------

       For the three months ended September 30, 1997:

       Direct business                                          $  44,149,000      $  44,764,000      $  40,857,000
       Reinsurance assumed                                         38,123,000         44,283,000         35,441,000
       Reinsurance ceded                                          (70,583,000)       (57,425,000)       (61,831,000)
                                                                -------------      -------------      --------------

             NET AMOUNTS                                        $  11,689,000      $  31,622,000      $  14,467,000
                                                                -------------      -------------      --------------
                                                                -------------      -------------      --------------

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                     --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

                                                                                                    Loss and Loss
                                                                   Written           Earned           Adjustment
                                                                   Premium          Premium            Expense
                                                                ------------      ------------      -------------
       For the three months ended September 30, 1996:

       Direct business                                          $ 41,113,000      $ 47,325,000      $ 33,946,000
       Reinsurance assumed                                        35,957,000        36,670,000        23,413,000
       Reinsurance ceded                                         (37,999,000)      (42,601,000)      (27,204,000)
                                                                ------------      ------------      ------------

             NET AMOUNTS                                        $ 39,071,000      $ 41,394,000      $ 30,155,000
                                                                ------------      ------------      ------------
                                                                ------------      ------------      ------------

      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                      September 30, 1997  December 31, 1996
                                                      ------------------  -----------------
      Reinsurance recoverable on paid losses             $ 28,516,000        $ 22,977,000
      Reinsurance recoverable on outstanding losses       145,943,000         102,350,000
      Reinsurance recoverable on IBNR                      12,939,000           9,416,000
      Reserve for uncollectible reinsurance                (2,505,000)         (2,415,000)
                                                         ------------        ------------

             TOTAL REINSURANCE RECOVERABLES              $184,893,000        $132,328,000
                                                         ------------        ------------
                                                         ------------        ------------

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

                                   --------

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

      Separate total revenue and net earnings amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                                         For the six         For the nine
                                                        months ended         months ended
                                                        June 30, 1997      September 30, 1996
                                                        -------------      ------------------
         Total revenue:
         HCCH                                           $ 81,598,000          $110,822,000
         AVEMCO                                           59,446,000            88,131,000
                                                        ------------          ------------

           TOTAL  REVENUE                               $141,044,000          $198,953,000
                                                        ------------          ------------
                                                        ------------          ------------
         Net earnings:

         HCCH                                           $ 21,295,000          $ 16,734,000
         AVEMCO                                              718,000             7,502,000
                                                        ------------          ------------

           NET EARNINGS                                 $ 22,013,000          $ 24,236,000
                                                        ------------          ------------
                                                        ------------          ------------

      AVEMCO's net earnings for the six months ended June 30, 1997, include merger expenses of approximately $3.5 million.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

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

THREE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS THREE MONTHS ENDED SEPTEMBER 30, 1996.

Gross written premium increased 7% to $82.3 million for the third quarter of 1997 from $77.1 million for the same period in 1996. Aviation and accident and health premium increased during the quarter offset by a reduction in property and marine business as competition increases. Net written premium for the third quarter of 1997 decreased to $11.7 million from $39.1 million for the same period in 1996. The implementation of a significant reinsurance program covering AVEMCO's business caused a decline of $36 million in net written premium, of which $17 million was due to a portfolio transfer of inforce policies. However, accident and health net written premium increased during the third quarter. Net earned premium decreased to $31.6 million for the third quarter of 1997 compared to $41.4 million for the same period in 1996 reflecting increased reinsurance, particularly the new reinsurance program at AVEMCO.

Fee and commission income increased 37% to $17.9 million for the third quarter of 1997, compared to $13.1 million for the same period in 1996 due to the increased agency activity in light of recent acquisitions. The Company expects fee and commission income to continue to increase due to the effects of recent acquisitions and internal growth. Net investment income increased 31% to $7.7 million for the third quarter of 1997 compared to $5.9 million for the same period in 1996 reflecting increased cash flow and, therefore, a higher level of investments.

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

Net earnings increased 30% to $17.1 million for the third quarter of 1997 from $13.2 for the same period in 1996. This increase was principally a result of higher underwriting profits and increased fee and commission income.

Earnings per share increased 20% to $0.36 for the third quarter of 1997 from $0.30 for the third quarter of 1996. This reflects the increase in net earnings, offset by a 6% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 62.7% for the third quarter of 1997, as compared to 93.5% for the same period in 1996, principally due to reduced loss and LAE.

The Company's book value per share was $7.67 as of September 30, 1997, up from $7.26 as of June 30, 1997. Earnings added $0.36 per share to book value during the third quarter of 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1997 VERSUS NINE MONTHS ENDED SEPTEMBER 30,
1996.

Gross written premium increased 5% to $267.5 million for the first nine months of 1997 from $254.6 million for the same period in 1996, due primarily to increased aviation and accident and health premiums partially offset by decreased property and marine premium. Net written premium for the first nine months of 1997 decreased to $108.4 million from $139.3 million for the same period in 1996, due to the implementation of a significant reinsurance program covering AVEMCO's business. Net earned premium decreased to $124.4 million for the first nine months of 1997 compared to $125.6 million for the same period in 1996 reflecting increased reinsurance, particularly the new reinsurance program at AVEMCO.

Fee and commission income increased 28% to $50.1 million for the first nine months of 1997, compared to $39.3 million for the same period in 1996 due to the increased agency activity. The Company expects fee and commission income to continue to increase due to the effects of recent acquisitions and internal growth. Net investment income increased 18% to $20.4 million for the first nine months of 1997 compared to $17.3 million for the same period in 1996 reflecting increased cash flow and, therefore, a higher level of investments.

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

Loss and LAE decreased during the first nine months of 1997, to $70.5 million, as the Company's GAAP loss ratio decreased to 56.7% from 66.7%, due to the decrease experienced during the third quarter of 1997.

Other operating expense increased 16% to $22.3 million for the first nine months of 1997. These expenses reflect increased expenditures required to meet the overall growth in business. Currency conversion losses amounted to $649,000 for the first nine months of 1997, compared to losses of $203,000 for the same period in 1996.

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

Income tax expense was $19.8 million for the first nine months of 1997, compared to $4.4 million during the first nine months of 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. Most of the other merger expenses are not deductible for income tax purposes. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income tax during the period January 1, 1996 to May 21, 1996, additional income tax expense of $2.3 million would have been recorded for the nine months ended September 30, 1996.

Net earnings increased 61% to $39.1 million for the first nine months of 1997 from $24.2 million for the same period in 1996. This increase was principally a result of higher underwriting profits and increased fee and commission income during 1997, and higher merger expenses during 1996, which included the non-recurring compensation charge.

Earnings per share increased 53% to $0.84 for the first nine months of 1997 from $0.55 for the first nine months of 1996. This reflects a 61% increase in net earnings, partially offset by a 5% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 76.9% for the first nine months of 1997, as compared to 88.7% for the same period in 1996.

The Company's book value per share was $7.67 as of September 30, 1997, up from $6.72 as of December 31, 1996. Earnings added $0.84 per share to book value during the first nine months of 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $57.1 million or 12% since December 31, 1996, and totaled $535.0 million as of September 30, 1997, of which $137.5 million was cash and short-term investments. Total assets increased to $1.2 billion as of September 30, 1997, from $964.1 million as of December 31, 1996. The increase in premium and claims receivables and payables is due to the growth in agency operations during the year. The increase in reinsurance balances is primarily due to the new reinsurance program at AVEMCO.

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

                                   HCC Insurance Holdings, Inc.
                                   -------------------------------------------
                                           (Registrant)


  March 26, 1998                   /s/ Frank J. Bramanti
------------------                 -------------------------------------------
    (Date)                         Frank J. Bramanti, Executive Vice President


  March 26, 1998                   /s/ Edward H. Ellis, Jr.
------------------                 -------------------------------------------
    (Date)                         Edward H. Ellis, Jr., Senior Vice President
                                            and Chief Financial Officer

                                INDEX TO EXHIBITS

11        - Statements Regarding Computation of Earnings Per Share.

27        - EDGAR Financial Data Schedule - Restated September 30, 1997.

27.1      - EDGAR Financial Data Schedule - Restated September 30, 1996.