Form 10-K
period 1997-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-03-31
CIK 888919

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

For the fiscal year ended       _______December 31, 1997________________________

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

TITLE OF EACH CLASS                                                     NAME OF EACH EXCHANGE OF WHICH REGISTERED:
COMMON STOCK, $1.00 PAR VALUE                                                              New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value on March 13, 1998, of the voting stock held by non-affiliates of the registrant was approximately $869.2 million. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 13, 1998 was 47,827,789.

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

                               TABLE OF CONTENTS
                          HCC INSURANCE HOLDINGS, INC.

                                                                                                             PAGE
                                                                                                             -----
PART I.
        ITEM 1.         Business........................................................................           3
        ITEM 2.         Properties......................................................................          24
        ITEM 3.         Legal Proceedings...............................................................          24
        ITEM 4.         Submission of Matters to a Vote of Security Holders.............................          24

PART II.
        ITEM 5.         Market for the Registrant's Common Equity and Related Stockholder Matters.......          25
        ITEM 6.         Selected Financial Data.........................................................          26
        ITEM 7.         Management's Discussion and Analysis of Financial Condition and Results of
                        Operations......................................................................          28
        ITEM 7A.        Quantitative and Qualitative Disclosure About Market Risk.......................          35
        ITEM 8.         Financial Statements and Supplementary Data.....................................          35
        ITEM 9.         Changes in and Disagreements with Accountants on Accounting and Financial
                        Disclosures.....................................................................          35

PART III.
        ITEM 10.        Directors and Executive Officers of the Registrant..............................          36
        ITEM 11.        Executive Compensation..........................................................          36
        ITEM 12.        Security Ownership of Certain Beneficial Owners and Management..................          36
        ITEM 13.        Certain Relationships and Related Transactions..................................          36

PART IV.
        ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.................          36

SIGNATURES..............................................................................................          37

    This report on Form 10-K (this "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the inability of the Company to reinsure certain risks, the adequacy of its loss reserves, the financial viability of reinsurers, the expansion or contraction in its various lines of business, the impact of inflation, changing licensing requirements and regulations in the United States and in foreign countries, the ability of the Company to integrate its recently acquired businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which includes words such as "anticipate", "believe", "plan", "estimate", "expect", and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART I

    In accordance with the pooling-of-interests method of accounting, the financial information of HCC Insurance Holdings, Inc. and its subsidiaries set forth in this Form 10-K has been restated to include the accounts and operations of AVEMCO Corporation and LDG Management Company Incorporated.

ITEM 1. BUSINESS

GENERAL

    HCC Insurance Holdings, Inc. ("HCC") is a Delaware corporation with principal and executive offices located at 13403 Northwest Freeway, Houston, Texas 77040. HCC and its consolidated subsidiaries are collectively referred to herein as the "Company" unless the context otherwise requires. HCC, through its subsidiaries, provides specialized property and casualty insurance coverages, managing general agency services and insurance related services both to commercial customers and individuals. The Company's insurance products are underwritten on both a direct and reinsurance basis and are marketed by the Company itself and through a network of independent and affiliated agents and brokers. The Company's principal insurance company subsidiaries are Houston Casualty Company ("HC"), U.S. Specialty Insurance Company ("USSIC") and Trafalgar Insurance Company ("TIC") in Houston, Texas; and AVEMCO Insurance Company ("AIC") in Frederick, Maryland. Until recently, the Company operated IMG Insurance Company Ltd. ("IMG") as a separate company in Amman, Jordan and London, England. The Company is in the process of consolidating IMG's operations with those of HC and on a going forward basis, IMG will be operated as a branch of HC in the same locations. The Company's principal agency subsidiaries are LDG Management Company Incorporated ("LDG") in Wakefield, Massachusetts; HCC Underwriters, A Texas Corporation ("HCCU") in Houston, Texas; The Kachler Corporation ("Kachler") in Houston, Texas; North American Special Risk Associates, Inc. ("NASRA") in Northbrook, Illinois; Aviation & Marine Insurance Group, Inc. ("AMIG") in Dallas, Texas; and Guarantee Insurance Resources, Inc. ("GIR") in Marietta, Georgia.

    Since its founding in 1974, the Company and its predecessor companies have been consistently profitable, generally reporting annual increases in gross written premium ("GWP"), net written premium ("NWP"), management fee and commission income and total revenue. During the period 1995 through 1997, the Company's insurance company subsidiaries had an average combined ratio of 82.3% versus the less favorable 106.1% recorded by the U.S. property and casualty insurance industry overall (1995-1996). During the same period, the Company's GWP increased from $283.5 million to $346.4 million, an increase of 22%, although growth has slowed recently; management fee and commission income increased from $35.9 million to $75.9 million an increase of 112%; and net earnings increased from $26.1 million to $49.8 million, an increase of 91%.

    The Company's insurance companies' underwriting activities are focused on providing aviation, marine, offshore energy, property, accident and health, and lenders single interest insurance and reinsurance on a worldwide basis. As an insurer, the Company operates on a surplus lines or a non-admitted basis through HC and TIC and on an admitted basis through AIC and USSIC.

    The Company's domestic insurance company subsidiaries are rated "A+" (Superior) by A.M. Best Company ("A.M. Best"). HC is rated "Aq" and AIC is rated "AAq" by Standard & Poor's Corporation ("S&P"). An A.M. Best or S&P rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered as an investment recommendation.

    The Company also underwrites on behalf of non-affiliiated insurance companies through its managing general agency operations. These agency operations specialize in domestic general aviation insurance, medical stop-loss coverage for employee sponsored self-insured health plans, occupational accident coverage for self-insured truckers, and a variety of accident and health related insurance and reinsurance products. Beginning in 1996, in an effort to further diversify its operations to enhance the Company's ability to anticipate and capitalize on opportunities resulting from changing market conditions in the insurance industry, the Company commenced a strategy of acquiring through merger or purchase, a number of privately held companies whose business was managing general agency activities, primarily in the medical stop-loss and domestic general aviation insurance businesses. As a result of these acquisitions and internal growth, since 1995, the Company's management fee and commission income has increased from $5.9 million (prior to both poolings-of-interests restatements) to $75.9 million. The managing general agency operations generated $518.2 million in premium during 1997, an increase of 55% since 1995. The Company will continue to review possible acquisition candidates in the insurance agency and services sectors in order to further the Company's growth in this area.

STRATEGY

    The Company's operating philosophy as an insurer is to maximize underwriting profit while preserving the integrity of shareholders' equity. The Company concentrates its writings in selected, narrowly defined lines of business in which it believes there is a substantial opportunity to achieve underwriting profits. The Company primarily underwrites first party coverages and lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company. The Company's insurance products are marketed both directly by the Company and through independent and affiliated agents. With respect to the underwriting management, marketing and related services, the Company seeks to offer quality underwriting, decision-making, support and reinsurance capacity and financial and other resources to take advantage of market opportunities for the development of new products.

    The property and casualty insurance underwriting business has historically been cyclical (though not seasonal) and within the overall cycle of the industry, particular lines of business experience their own cycles. These cycles are characterized by periods of excess capital and significant competition in policy pricing, terms and conditions, followed by periods of capital shortages, typically resulting from adverse loss experience, which leads to decreased competition, higher premium rates and stricter underwriting standards.

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

    The Company purchases a substantial amount of reinsurance to limit its net loss from both individual and catastrophic risks. The degree to which the Company reinsures varies by, among other things, the particular risks inherent in the policies underwritten, pricing of available reinsurance and competitive conditions within the relevant line of business.

    In its insurance company operations, the Company believes its operational flexibility, experienced underwriting personnel, and access to and expertise in the reinsurance marketplace allow the Company to implement its strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, through its acquisition and ownership of insurance agency businesses, the Company believes that it has demonstrated that those service based businesses can both complement the Company's underwriting activities and serve as a source of revenue which may not be subject to the same level of volatility as traditional underwriting revenues. Many of the Company's insurance agency and services subsidiaries act as an agent on behalf of, or provide services to, the Company's insurance company subsidiaries as well as to non-affiliated insurers. The ability of the Company's insurance company subsidiaries to utilize an affiliated insurance agency or services provider, and the corollary ability of such insurance agency and services subsidiaries to place business with, or provide other services to, an affiliated insurer, permits the Company to capture a greater portion of the total income derived from generated premium.

    The Company's business plan is to expand its underwriting activities and continue the growth of its insurance agency and services operations. However, the Company's business plan is shaped by its underlying operating philosophy, which is to maximize underwriting profit opportunities, while preserving the integrity of shareholders' equity. The Company expects to continue to seek to acquire complementary businesses with established management and reputation in the insurance industry, whose business, the Company believes, can be enhanced through the synergism created by the Company's underwriting capabilities and its other owned insurance related businesses. As a result, the Company's primary interests are not necessarily in expanding market share or GWP, but rather in increasing net earnings. To accomplish this objective, the Company: (i) has been and is prepared to emphasize or reduce underwritings in certain lines of business as premium rates, the availability and cost of reinsurance and other market conditions warrant; (ii) will continue to attempt to limit its downside net loss exposure through the effective, prudent and conservative use of reinsurance; (iii) will, as conditions warrant, continue to emphasize the growth of its insurance agency and services operations, which can be expected to result in continuing growth of management fee and commission income as a portion of total revenues; and (iv) will continue to review the possible acquisition of other specialty insurance companies.

INDUSTRY SEGMENT INFORMATION

    Financial information concerning the Company's operations by industry segments is set forth in the Consolidated Financial Statements and the Notes thereto.

RECENT ACQUISITIONS

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding shares of LDG. LDG underwrites on behalf of insurance and reinsurance companies and conducts its business in two areas: (i) insurance underwriting management and (ii) reinsurance underwriting management and intermediary services. LDG underwrites insurance and/or reinsurance in the following lines of business: medical stop-loss insurance for employer sponsored self-insured health plans, accident and health special risks, workers' compensation and alternative workers' compensation. LDG generally concentrates on lines of business that have relatively short lead times between the occurrence of an insured event and the reporting of claims.

    On November 27, 1996, the Company issued 1,136,400 shares of its Common Stock and paid $1.7 million in cash to acquire all of the outstanding shares of NASRA. NASRA provides underwriting management and claims administration services to insurance and reinsurance companies primarily for occupational accident insurance for self-employed truckers and alternative workers' compensation insurance.

    On January 24, 1997, the Company issued 266,667 shares of its Common Stock and paid $6.6 million in cash to acquire all of the occupational accident business of TRM International, Inc. This acquired business was consolidated with the operations of NASRA and effectively doubled NASRA's business.

    On April 30, 1997, the Company issued 725,000 shares of its Common Stock to acquire all of the outstanding shares of Interworld Corporation ("Interworld"), the parent corporation of AMIG. AMIG provides underwriting management services for general aviation risks, with special emphasis on private and corporate aircraft and small to medium size airports and commercial operators.

    On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock in order to acquire all of the outstanding shares and options to purchase shares of AVEMCO Corporation ("AVEMCO"), the parent corporation of a group of insurance and insurance services companies. AVEMCO, through its insurance company subsidiaries, provides property and casualty insurance in the general aviation, lenders single interest, short-term health and pleasure-craft marine lines of business. AVEMCO's primary insurance company subsidiaries were AIC and USSIC. Following the acquisition, the operations of USSIC have been relocated to Houston, Texas and it has become a subsidiary of HC. AIC and USSIC operate on an admitted basis throughout the United States and AIC also operates as an admitted insurer in Canada (except Quebec).

    AVEMCO's principal insurance agency and services operations are focused in five areas: (i) underwriting management services for lenders single interest coverage for banks and other financial institutions; (ii) underwriting management services for short-term health and travel insurance marketed to foreign students resident in the United States; (iii) claims management services primarily on behalf of AIC; (iv) worldwide multilingual emergency assistance and evacuation arrangement services for individuals traveling abroad; and (v) insurance related computer products, software and services for property and casualty insurance companies throughout the United States.

    On June 26, 1997, the Company issued 98,003 shares of its Common Stock and paid $3.6 million in cash to acquire all of the outstanding shares of Managed Group Underwriting, Inc. ("MGU"). MGU provides underwriting management services for medical stop-loss insurance for employer sponsored self-insured health plans.

    On July 31, 1997, the Company issued 17,354 shares of its Common Stock and paid $2.8 million in cash to acquire all of the outstanding shares of Continental Aviation Underwriters, Inc. ("Continental"). Continental provides underwriting management services for general aviation risks, with special emphasis on commercial agricultural operators.

    On August 8, 1997, the Company issued 225,000 shares of its Common Stock to acquire all of the outstanding shares of Southern Aviation Insurance Underwriters, Inc. and Aviation Claims Administrators, Inc. (collectively, "Southern"). Southern provides underwriting management and claims administration services for general aviation risks, specializing in antique and vintage military aircraft.

    The operations of each of Continental and Southern have been consolidated with those of AMIG in Dallas, Texas, which exercises overall responsibility for underwriting management and claims administration services for the Company's agency produced, domestic general aviation business.

    On February 27, 1998, the Company issued 1,600,000 shares of its Common Stock to acquire all of the outstanding shares of The Kachler Corporation ("Kachler"). Kachler is a retail insurance agency specializing in life, accident and health insurance for employee benefit plans of large commercial customers throughout the United States.

    Effective as of February 28, 1998, the Company issued 29,029 shares of its Common Stock and paid $21.4 million in cash to acquire all of the outstanding shares of Insurance Alternatives, Inc. and the assets and liabilities of Guarantee Insurance Resources, a general partnership (collectively, "GIR"). GIR provides underwriting management services for medical stop-loss insurance for employer sponsored self-insured health plans.

PENDING ACQUISITIONS

    There are currently no acquisitions pending; however, the Company is evaluating a number of possible acquisition candidates and expects to complete one or more acquisitions during the remainder of 1998. The Company believes these future acquisitions will expand and strengthen its existing lines of business and perhaps provide access to additional specialty sectors, which management expects will contribute to the growth of the Company.

INSURANCE COMPANY OPERATIONS

    The Company's property and casualty insurance company businesses specialize in the direct underwriting, including facultative (individual policy) reinsurance of aviation, marine, offshore energy, property, accident and health, and lenders single interest risks and to a lesser extent, treaty reinsurance (contractual arrangements relating to specific types of risks) on both a proportional (where the reinsurer shares proportionately in premiums and losses) and an excess of loss (where only losses above a fixed point or percentage are reinsured) basis in these same lines of business.

LINES OF BUSINESS

    The following table sets forth the Company's insurance company subsidiaries' GWP by line of business and the percent to total GWP for the periods indicated:

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                  (DOLLARS IN THOUSANDS)
                                                           ---------------------------------------------------------------------
                                                                    1997                    1996                   1995
                                                           -----------------------  ---------------------  ---------------------
Aviation.................................................  $  164,519          47%  $  140,725         42% $  132,690         39%
Property.................................................      85,379          25      118,154         35     124,336         37
Accident and health......................................      43,232          12       13,004          4      10,897          3
Marine...................................................      22,847           7       32,433         10      37,321         11
Lenders single interest..................................      21,878           7       22,870          7      16,646          5
Offshore energy..........................................       7,469           2        8,496          2      14,893          4
Excess of loss...........................................         386          --          734         --       1,877          1
Miscellaneous............................................         689          --          862         --         445         --
                                                           ----------         ---   ----------        ---  ----------        ---
  Total GWP..............................................  $  346,399         100%  $  337,278        100% $  339,105        100%
                                                           ----------         ---   ----------        ---  ----------        ---
                                                           ----------         ---   ----------        ---  ----------        ---

    The following table sets forth the Company's insurance company subsidiaries' NWP by line of business and the percent to total NWP for the periods indicated:

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                                  (DOLLARS IN THOUSANDS)
                                                           ---------------------------------------------------------------------
                                                                    1997                    1996                   1995
                                                           -----------------------  ---------------------  ---------------------
Aviation.................................................  $   75,518          53%  $  104,964         56% $   95,488         52%
Accident and health......................................      28,165          20       12,851          7      10,794          6
Marine...................................................      17,271          12       25,918         14      32,855         18
Lenders single interest..................................      11,097           8       19,726         10      14,600          8
Property.................................................       8,838           6       21,534         11      24,186         13
Offshore energy..........................................       1,495           1        3,472          2       5,115          3
Excess of loss...........................................         300          --       (1,047)        --         833         --
Miscellaneous............................................         688          --          857         --         454         --
                                                           ----------         ---   ----------        ---  ----------        ---
  Total NWP..............................................  $  143,372         100%  $  188,275        100% $  184,325        100%
                                                           ----------         ---   ----------        ---  ----------        ---
                                                           ----------         ---   ----------        ---  ----------        ---

UNDERWRITING

    DIRECT--The Company underwrites direct business produced through independent agents and brokers, affiliated intermediaries, and by direct marketing efforts, particularly in small general aviation business.

    REINSURANCE--The Company engages in reinsurance underwriting on a periodic basis when market rates and other conditions make it profitable to do so, to access business not readily available to the Company on a direct basis and to provide reciprocity to non-affiliated insurance companies. The Company began writing treaty reinsurance in 1984, but had dramatically reduced its book of business by 1992, due to the deterioration in market conditions.

    The Company's current reinsurance underwriting activities are primarily in accident and health lines of business where the Company's insurance company subsidiaries participate in various insurance and reinsurance underwriting pools managed by one of its subsidiaries and facultative reinsurance, particularly in the aviation and property lines of business.

    The Company previously wrote excess of loss reinsurance, typically aviation, marine and non-marine catastrophe exposures. In 1992, due to a general market contraction of available reinsurance for excess of loss business, the Company was unable to purchase adequate protection at a reasonable cost and, therefore, elected not to continue writing this class other than selectively on a net basis. The run-off of this line of business continues profitably on a net basis.

    The Company underwrites proportional treaty reinsurance on a selective basis. The exposures reinsured are typically the same type of risks that the Company underwrites on a direct basis.

    The Company underwrites facultative reinsurance in most of its lines of business. Typically, this is on international business in order to comply with local licensing requirements or as reinsurance of captives, and usually can be considered direct business, as the Company maintains underwriting and claims control. However, all of this business is recorded under the caption of "Reinsurance Assumed".

    AVIATION--Aviation underwriting presently represents the Company's largest overall line of business and in recent years the Company has grown into a market leader in the aviation insurance industry. The Company insures, on both a direct marketed and independent agency produced basis, general aviation risks, including private aircraft owners and pilots, fixed base operations, rotor wing aircraft, corporate aircraft, cargo operations, commuter airlines and similar operations, many on both a domestic and international basis. At this time, the Company does not generally insure major domestic trunk airlines, major manufacturers or satellites. The coverages underwritten include hull (including engines, avionics and other systems), liabilities, war, cargo and various ancillary coverages.

    The Company has been underwriting aviation risks since 1981 through HC. AIC has been insuring aviation risks since 1959. GWP has risen consistently since 1995, increasing from $132.7 million to $164.5 million in 1997. This growth has occurred due to internal growth, particularly internationally. Although, due to market conditions, domestic risks had not been a focus for the Company since the early 1990's, HC resumed writing domestic general aviation risks late in 1996 and with the acquisition of AIC and USSIC in mid-1997, the Company assumed the role of a major participant in the domestic general aviation insurance market. The Company's position in the domestic general aviation market is further enhanced by its aviation managing general agency operations and the Company estimates that it presently underwrites on behalf of affiliated and non-affiliated insurance companies approximately 25% of the overall domestic general aviation market. The Company expects that general aviation insurance will continue to play a key role in the Company's near-term operations. In 1997, the Company experienced a decline in NWP due to the implementation of the Company's reinsurance program at AIC. The Company expects its overall increases in GWP and NWP to slow during 1998 as a result of the Company's already substantial market share and increased competition.

    Treaty reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and catastrophe exposure. Management believes that the aviation risks underwritten by the Company carry a relatively low level of catastrophe exposure.

    MARINE--The Company underwrites marine risks for ocean going vessels ("Blue Water"), inland and coastal trading vessels ("Brown Water"), fishing vessels and to a limited extent, pleasure-crafts. The coverages written include hull and machinery, liabilities (including protection and indemnity), marine cargo and various ancillary coverages.

    The Company has underwritten marine risks since 1984. Premium rates were adequate during 1995 and 1996 but competition has created downward pressure on these rates causing a reduction in the Company's GWP from $37.3 million in 1995 to $22.8 million in 1997 and a corresponding decrease in NWP from $32.9 million to $17.3 million for the same period. The Company believes these rates will remain soft during 1998.

    Treaty reinsurance is maintained on an excess of loss basis to protect the Company against individual risk severity of loss and catastrophe exposure. Management believes that the marine risks underwritten by the Company carry a relatively low level of catastrophe exposure.

    OFFSHORE ENERGY--The Company has been underwriting offshore energy risks since 1988. Offshore energy risks include drilling rigs, production and gathering platforms, and pipelines. Coverages underwritten include physical damage, liabilities, business interruption and various ancillary coverages.

    Rates have declined significantly during the past few years to levels where profitability is unlikely. Underwriting has been on a very selective basis, striving for quality rather than quantity, which has resulted in a continued reduction in GWP from $14.9 million in 1995 to $7.5 million in 1997. The Company anticipates little growth in GWP and NWP during 1998 as severe competition is expected to continue.

    Treaty reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and the catastrophic exposure that exists, for example, from a hurricane in the Gulf of Mexico.

    PROPERTY--The Company specializes in writing catastrophe exposed risks in general and the property risks of large multinational corporations, covering such commercial risks as hotels, office buildings, retail locations, factories, industrial plants, utilities, refineries, natural gas facilities and petrochemical plants. Coverage includes business interruption and physical damage, including flood and earthquake.

    The Company has written property business since 1986. GWP grew to $124.3 million in 1995 as premium rates increased following the Northridge earthquake in 1994. During 1996, premium rates began to soften and this trend has continued throughout 1997 due in a large part to excess capacity and the absence of significant catastrophe losses. GWP has declined from $124.3 million in 1995 to $85.4 million in 1997. NWP also declined from $24.2 million to $8.8 million in the same period. Property NWP will always be substantially less than GWP due to the amount of reinsurance purchased to protect the Company's catastrophe exposure. In the absence of a major catastrophe loss, which could be expected to have a positive impact on pricing in the sector, the Company expects both GWP and NWP to decline further during 1998 as premium rates continue to soften.

    Considerable treaty reinsurance is maintained on both a proportional and an excess of loss basis to ensure adequate protection, particularly against catastrophic exposures. The Company conservatively estimates its aggregate exposure in any individual catastrophe zone and maintains catastrophe reinsurance to cover its exposure to any one occurrence.

    ACCIDENT AND HEALTH--The Company began underwriting accident and health risks through HC during 1996. These risks are produced primarily by the managing general agencies which were acquired by the Company during that year. The risks underwritten include medical stop-loss insurance for employer sponsored self-insured health plans; reinsurance in the medical, accident and health special risks, workers' compensation and alternative workers' compensation areas; and occupational accident insurance for self-employed truckers. The Company underwrites in this area on both a direct and reinsurance basis. The Company's GWP increased from $13.0 million in 1996 to $43.2 million in 1997. The Company expects its overall GWP and NWP to continue to increase significantly during 1998, primarily due to the Company's anticipated utilization of AIC as a primary insurer of medical stop-loss products underwritten by the Company's accident and health agency operations.

    Management believes that its accident and health business carries a relatively low level of catastrophe exposure.

    LENDERS SINGLE INTEREST--USSIC began writing lenders single interest risks in 1984. GWP increased from $16.6 million in 1995 to $21.9 million in 1997, however, due to the implementation of a reinsurance program when USSIC was acquired in June, 1997, NWP decreased from $14.6 million in 1995 to $11.1 million in 1997. This coverage is marketed to banks and other financial institutions and addresses risks of physical loss or damage to the property securing installment loans (primarily automobiles). All of the lenders single interest risks underwritten by the Company are produced by the Company's subsidiary, Matterhorn Bank Programs, Inc. ("Matterhorn"). GWP is expected to grow during 1998 but NWP will remain unchanged as the new reinsurance program will be in effect for the entire year.

    Treaty reinsurance is maintained on a proportional basis to protect against frequency of loss. Management believes that its lenders single interest business carries a relatively low level of catastrophe exposure.

INSURANCE COMPANY SUBSIDIARIES

    HOUSTON CASUALTY COMPANY--HC, the Company's principal insurance company subsidiary, is rated A+, VIII by A.M. Best and operates worldwide in all of the lines of business in which the Company specializes (except lenders single interest). HC's business is produced by independent agents and brokers, the group's agency subsidiaries, AIC, USSIC, TIC, and other insurance and reinsurance companies worldwide. HC has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in many of the lines of business in which the Company specializes. As of December 31, 1997, HC had statutory policyholders' surplus of $233.0 million.

    TRAFALGAR INSURANCE COMPANY--TIC, which was organized in 1993, is a wholly owned subsidiary of HC. TIC is an Oklahoma domiciled property and casualty insurance company, is rated A+, VI by A.M. Best and currently underwrites domestic property risks and allows HC to offer insurance on a surplus lines basis in certain jurisdictions where HC is not otherwise permitted to do so. Applications for surplus lines approval are pending in many additional states and TIC will expand its operations as approvals are received. As of December 31, 1997, TIC had statutory policyholders' surplus of $30.9 million.

    U.S. SPECIALTY INSURANCE COMPANY--USSIC is a Maryland domiciled property and casualty insurance company and former subsidiary of AIC which became a subsidiary of HC in December, 1997. The Company is in the process of effecting the re-domestication of USSIC from Maryland to Texas, which, pending regulatory approval, is expected to be completed during the second quarter of 1998. USSIC is rated A+, VII by A.M. Best and has historically been an underwriter of general aviation, pleasure-craft marine and lenders single interest risks through a network of independent agents. USSIC operates on an admitted basis throughout the United States (except Hawaii). The Company expects to continue USSIC's operation primarily as a general aviation and lenders single interest underwriter. During December, 1997, the Company increased the policyholders' surplus of USSIC by $38.4 million and as of December 31, 1997, USSIC had statutory policyholders' surplus of $50.1 million.

    IMG INSURANCE COMPANY LTD.--Organized in September, 1991, as a Jordanian Exempt Company ("JEC"), IMG conducts substantially all of its business outside of Jordan and has been principally engaged in insuring and reinsuring large commercial risks in substantially the same lines of business as HC. In connection with IMG's business, the Company has agreed to unconditionally guarantee certain of the insurance and reinsurance business of IMG. As of December 31, 1997, IMG had policyholders' surplus of $28.5 million. During 1998, the operations of IMG, through its Amman, Jordan and London, England offices, were consolidated with the operations of HC and HC is in the process of assuming all of IMG's existing insurance obligations. On a going forward basis, IMG will operate as a branch of HC. Management believes that this action can be expected to enhance the direct presence of HC in the Middle Eastern,

African and London insurance markets and is expected to lead to increased underwriting opportunities for the Company in those and other international markets.

    AVEMCO INSURANCE COMPANY--AIC was organized in 1959 and became a subsidiary of the Company in June, 1997. AIC is a Maryland domiciled property and casualty insurer, is rated A+, VII by A.M. Best and operates primarily as a direct market writer of general aviation and pleasure-craft marine business on an admitted basis throughout the United States and Canada (except Quebec). In addition, as a part of the Company's overall operations, it is anticipated that AIC will become a primary insurer of medical stop-loss products underwritten by the Company's accident and health managing general agency subsidiaries and of lenders single interest risks underwritten by another subsidiary of the Company. At December 31, 1997, AIC had statutory policyholders' surplus of $67.9 million.

INSURANCE AGENCY AND SERVICES OPERATIONS

    The Company's insurance agency subsidiaries act on behalf of insurance and reinsurance companies, conducting business in the areas of insurance and reinsurance underwriting management and claims administration. The insurance services operations provide insurance related services including intermediary services. The insurance agency and services subsidiaries do not assume any insurance or reinsurance risk themselves and the revenues generated are based entirely on management fees, commissions and profit commissions. As a result of their operations, these subsidiaries are in a position to direct and control such insurance premiums.

    LDG, GIR and MGU act as underwriting managers providing medical stop-loss and excess coverage insurance products principally to employer sponsored self-insured health plans. Other areas of business include medical, accident and health special risks, workers' compensation and alternative workers' compensation insurance. In 1997, these operations generated approximately $442.0 million in premium, the majority of which was underwritten on behalf of non-affiliated insurance companies.

    AMIG, acquired by the Company in April, 1997, has provided the base, along with the Company's insurance company subsidiary AIC, around which the Company has rapidly developed a significant presence in the domestic general aviation market. The underwriting management operations of AMIG have been consolidated with those of Continental, acquired in July, 1997, Southern, acquired in August, 1997 and certain operations of USSIC, acquired in June, 1997. This combined operation provides underwriting management services on behalf of affiliated and non-affiliated insurance companies in the areas of private and corporate aircraft, commercial agricultural aircraft, antique and vintage military aircraft, small to medium sized airports, and commercial operators. During 1997, the combined AMIG operation generated approximately $87.5 million in premium, the majority of which was underwritten on behalf of non-affiliated insurance companies.

    NASRA acts as an underwriting manager providing occupational accident (similar to workers' compensation) insurance to self-employed truckers and generated approximately $46.9 million in premium in 1997, the majority of which was underwritten on behalf of non-affiliated insurance companies.

    Matterhorn acts as an underwriting manager providing lenders single interest coverage to banks and other financial institutions. During 1997, Matterhorn generated approximately $21.9 million in premium, all on behalf of affiliated insurance companies, primarily USSIC.

    Kachler, which was acquired in February, 1998, is a retail insurance agency specializing in life, accident and health insurance for employee benefit plans of large commercial customers throughout the United States. The Company intends to increase Kachler's revenues substantially through the acquisition of similar businesses during 1998 and 1999.

    HCCU is an intermediary specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in the same lines of business that the Company underwrites. This business is placed with domestic and international insurance companies, including affiliated insurance companies, on a direct basis and through other intermediaries. In addition, HCCU acts as a reinsurance intermediary on behalf of affiliated and non-affiliated insurance companies.

    The Company's overall revenue from insurance agency and services operations is composed of management fee and commission income which increased 77% to $75.9 million in 1997 from $42.8 million in 1995. The Company's premium from managing general agency operations was $518.2 million in 1997 an increase of 55% from $334.7 million in 1995. Management expects continued growth in management fee and commission revenue in 1998, both from existing operations and additional acquisitions in this sector.

COMBINED INSURANCE COMPANY AND INSURANCE AGENCY OPERATIONS

    The Company's combined GWP was over $850.0 million in 1997, with its insurance company operations underwriting $346.4 million and its managing general agency operations underwriting $518.2 million, primarily on behalf of non-affiliated insurance companies. The substantial premium base underwritten and controlled by the Company's managing general agency operations is expected to increase both internally and by acquisition during 1998 and will provide a basis for significant growth for the Company's insurance company operations as business is transferred from non-affiliated insurance companies.

REINSURANCE CEDED

    The Company principally utilizes reinsurance to reduce its net liability on individual risks, to protect against catastrophic losses and to achieve a desired ratio of NWP to policyholders' surplus. Various intermediaries, including HCCU, facilitate the placement of this reinsurance coverage on behalf of the Company and are compensated, directly or indirectly, by the reinsurers.

    Reinsurance is ceded under reinsurance treaties on both a proportional and an excess of loss basis. The Company also reinsures large individual risks on a facultative basis. Management believes that the Company reinsures its risks to a greater extent than most of its competitors and most other insurance companies. This strategy greatly reduces the likelihood of a significant net loss from insurance company operations and protects the integrity of the Company's shareholders' equity. Under its current reinsurance protections, the Company has limited its net retained loss, across any single line of business, to a maximum of approximately $500,000 for any one risk, but significantly less on most risks.

    The type, cost and limits of reinsurance purchased can vary from year to year based upon the Company's desired retention levels and the availability of adequate reinsurance at a reasonable price. The majority of the Company's reinsurance programs are renewed on a calendar year basis. For 1998, the Company has been successful in renewing its reinsurance protections at reduced costs to 1997.

    The Company structures a specific reinsurance program for each line of business it underwrites. This reinsurance is placed in order to protect the Company from unreasonable exposure to foreseeable events. The Company places reinsurance proportionally to cover loss frequency and for catastrophe coverage, on an excess of loss basis to cover individual risk severity of loss and on a catastrophe basis to cover losses involving multiple risks, such as those resulting from a hurricane or an earthquake. The Company does not intend to expose itself to a net loss from an individual risk in excess of its reinsurance protection.

    The Company writes business in areas exposed to catastrophic losses and has significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states, particularly in Florida and Texas, the Caribbean and Mexico. The Company carefully assesses its overall exposures to a single catastrophic event and applies procedures that it believes are more conservative than are typically used by the industry to ascertain the Company's probable maximum loss ("PML") from any single event. The Company maintains reinsurance protection which it believes is sufficient to cover any foreseeable event.

    The Company receives an overriding (ceding) commission on the premium ceded to reinsurers which compensates the Company for the direct costs associated with the production of the premium, the servicing of the business during the term of the policies ceded, and the costs associated with the placement of the related reinsurance. In addition, certain of the Company's reinsurance treaties allow for a sharing with the Company, by the reinsurers, of the net profits generated under such treaties.

    The ceding of reinsurance does not discharge the Company from liability to its policyholders. The Company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance contract. To minimize its exposure to reinsurance credit risk, the Company places its reinsurance with a diverse group of financially sound reinsurers. The Company's 1998 treaty reinsurance program was placed with more than 57 domestic and foreign reinsurers. As of December 31, 1997, the total amount recoverable from reinsurers was approximately $203.3 million, of which $50.5 million represents paid losses recoverable (in the ordinary course of business) and $155.4 million represents outstanding losses recoverable, less a $2.5 million reserve for uncollectible reinsurance. In addition, ceded unearned premium was $84.6 million. The Company held $93.9 million of irrevocable letters of credit and $8.6 million in cash to collateralize a portion of the total amount recoverable and had other payable balances due to its reinsurers of $116.6 million as potential offsets against reinsurance recoverables. The estimated duration for the Company's outstanding losses is 2 years, as the majority of the Company's business has historically had shorter lead times between the occurrence of an insured event and final settlements.

    Prior to the Company's acquisition of AVEMCO, AIC retained a greater percentage of overall premiums written than HC and TIC. Following the acquisition, the Company implemented a program of reinsurance for AIC which is more consistent with the reinsurance programs utilized by the Company's other insurance company subsidiaries. The effect of this change was to limit the net retained exposure of AIC and to reduce the effect on net earnings of large losses and high frequency of losses.

    Due to the Company's financial analysis of active and potential reinsurers and its conservative strategy of diversifying its reinsurers, the Company has never incurred a significant loss on recoverables from reinsurers. The Company has established a reserve of $2.5 million as of December 31, 1997, to reduce the effects of any recoverable problem.

OPERATING RATIOS

PREMIUM TO SURPLUS RATIO

    The following table shows, for the periods indicated, the ratio of statutory GWP and NWP to statutory policyholders' surplus for the Company's property and casualty insurance company subsidiaries:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         (DOLLARS IN THOUSANDS)
                                                       ----------------------------------------------------------
                                                          1997        1996        1995        1994        1993
                                                       ----------  ----------  ----------  ----------  ----------
GWP..................................................  $  346,094  $  340,367  $  338,753  $  283,530  $  205,905
NWP..................................................     143,068     189,022     184,028     133,143     101,015
Policyholders' surplus...............................     331,922     288,863     251,125     206,596     175,637

GWP ratio............................................       104.3%      117.8%      134.9%      137.2%      117.2%
GWP industry average (1).............................           *       179.9       194.0       221.8       224.4

NWP ratio............................................        43.1%       65.4%       73.3%       64.4%       57.5%
NWP industry average (1).............................           *       105.2       113.0       129.7       132.6

------------------------

*   Not available

(1) Source: A.M. Best.

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

COMBINED RATIO

    The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The Company's insurance subsidiaries' loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting principles ("SAP"), are shown in the following table:

                                                                           1997       1996       1995       1994       1993
                                                                         ---------  ---------  ---------  ---------  ---------
Loss ratio.............................................................       61.6%      64.4%      66.4%      62.5%      66.3%
Expense ratio..........................................................       17.2       19.2       18.1       20.4       23.7
                                                                         ---------  ---------  ---------  ---------  ---------
Combined ratio.........................................................       78.8%      83.6%      84.5%      82.9%      90.0%
                                                                         ---------  ---------  ---------  ---------  ---------
                                                                         ---------  ---------  ---------  ---------  ---------
Industry average (1)...................................................          *      105.8%     106.4%     108.4%     106.9%

------------------------

*   Not available

(1) Source: A.M. Best.

    The SAP basis ratio data is not intended to be a substitute for results of operations on the basis of generally accepted accounting principles ("GAAP"). The difference between SAP and GAAP are shown in Note (15) of the Company's consolidated financial statements. Including this information on a SAP basis is meaningful and useful to allow a comparison of the Company's operating results with those of other companies in the insurance industry. A.M. Best reports on insurer performance on a SAP basis to provide for more standardized comparisons among individual companies, as well as overall industry performance.

RESERVES

    Applicable insurance laws and regulations require that reserves be maintained for the payment of loss and loss adjustment expense ("LAE") with respect to both reported and incurred but not reported ("IBNR") claims under insurance and reinsurance policies issued by the Company. In most cases, the Company establishes reserves through an evaluation of individual claims. In some types of aviation claims, an average reserving method is utilized until more information becomes available which will permit a more specific individual evaluation of claims. In the case of direct and facultative reinsurance business, loss reserves are determined by evaluating reported claims on the basis of the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, experience with the insured and the line of business and policy provisions relating to the particular type of claim. The Company establishes loss reserves for excess of loss and proportional reinsurance claims based on information and reports received from ceding companies. Loss reserves for IBNR losses are determined in part on the basis of statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences which have not been reported. The Company does not discount any of its loss reserves.

    With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy insurance underwritten by the Company have historically had longer lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. In such cases, the Company is forced to estimate reserves over long periods of time, with the possibility of several adjustments to reserves. Other classes of insurance, such as most aviation, property and accident and health business the Company underwrites, historically have shorter lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. The reserves with respect to such classes are, therefore, less likely to be adjusted. The classes of insurance with shorter lead times currently represent the majority of the risks underwritten by the Company's insurance company operations.

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

    The Company underwrites, directly and through reinsurance, risks which are denominated in a number of foreign currencies, and therefore establishes and maintains loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on the Company's earnings. From time to time, the Company may attempt to limit its exposure to future currency fluctuations through the use of foreign currency forward contracts.

    The following loss development triangles show changes in reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of GAAP. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

    The first line of each loss development triangle presents, for each of the years indicated, the gross reserve liability including the reserve for IBNR losses. The first section of each table shows, by year, the cumulative amounts of loss and LAE paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of December 31, 1997, the difference between the latest re-estimated liability and the reserves as originally estimated.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

    The following loss development triangle shows development in loss reserves on a gross basis:

                                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                                           (DOLLARS IN THOUSANDS)
                                                   ----------------------------------------------------------------------
                                                      1997        1996        1995        1994        1993        1992
                                                   ----------  ----------  ----------  ----------  ----------  ----------
Balance sheet reserves:..........................  $  275,008  $  229,049  $  200,756  $  170,957  $  144,178  $  129,503

Cumulative paid as of:
  One year later.................................                 119,453     118,656      97,580      82,538      83,574
  Two years later................................                             167,459     143,114     126,290     130,379
  Three years later..............................                                         166,541     157,509     158,973
  Four years later...............................                                                     176,472     182,193
  Five years later...............................                                                                 192,512

Re-estimated liability as of:
  End of year....................................     275,008     229,049     200,756     170,957     144,178     129,503
  One year later.................................                 252,236     243,259     186,898     163,967     162,827
  Two years later................................                             248,372     207,511     183,015     176,817
  Three years later..............................                                         214,738     203,137     194,419
  Four years later...............................                                                     211,546     215,531
  Five years later...............................                                                                 222,746

Cumulative redundancy (deficiency)...............              $  (23,187) $  (47,616) $  (43,781) $  (67,368) $  (93,243)

    During 1997, the Company had gross loss and LAE deficiency of $23.2 million compared to deficiencies of $42.5 million in 1996 and $15.9 million in 1995. The gross deficiency comes from two primary sources. Firstly, the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available, however, as most of these policies were substantially reinsured, there was no material effect to the Company's net earnings. Secondly, the run-off of the retrocessional excess of loss business which the Company underwrote between 1988 and 1991. This development, $1.6 million in 1997 compared to $11.3 million in 1996 and $9.8 million in 1995, is due primarily to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes during the period in which the Company underwrote this business. This business is also substantially reinsured, thereby not having a material effect on the Company's net earnings.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

    The following loss development triangle shows development in loss reserves on a net basis:

                                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                                             (DOLLARS IN THOUSANDS)
                                                   ---------------------------------------------------------------------------
                                                     1997       1996       1995       1994       1993       1992       1991
                                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross reserves for loss and LAE..................  $ 275,008  $ 229,049  $ 200,756  $ 170,957  $ 144,178  $ 129,503  $ 123,248
Less reinsurance recoverables....................    155,374    111,766    101,497     95,279     82,289     81,075     83,727
                                                   ---------  ---------  ---------  ---------  ---------  ---------  ---------

Reserves for loss and LAE, net of reinsurance....    119,634    117,283     99,259     75,678     61,889     48,428     39,521
Cumulative paid, net of reinsurance as of
  One year later.................................                47,874     41,947     36,500     29,258     18,978     18,416
  Two years later................................                           56,803     49,283     41,207     32,733     23,057
  Three years later..............................                                      56,919     46,576     36,536     31,903
  Four years later...............................                                                 51,536     38,480     33,875
  Five years later...............................                                                            40,327     34,970
  Six years later................................                                                                       36,203
  Seven years later..............................
  Eight years later..............................
  Nine years later...............................
  Ten years later................................

Re-estimated liability, net of reinsurance as of
  End of year....................................    119,634    117,283     99,259     75,678     61,889     48,428     39,521
  One year later.................................               113,509     94,322     72,912     59,659     45,812     38,575
  Two years later................................                           93,550     74,836     60,079     44,964     38,656
  Three years later..............................                                      76,423     62,224     46,129     39,176
  Four years later...............................                                                 64,377     48,993     40,407
  Five years later...............................                                                            50,785     43,418
  Six years later................................                                                                       45,142
  Seven years later..............................
  Eight years later..............................
  Nine years later...............................
  Ten years later................................

Cumulative redundancy (deficiency)...............             $   3,774  $   5,709  $    (745) $  (2,488) $  (2,357) $  (5,621)


                                                     1990       1989       1988       1987
                                                   ---------  ---------  ---------  ---------
Gross reserves for loss and LAE..................  $ 108,027  $  96,477  $  76,754  $  86,101
Less reinsurance recoverables....................     60,194     45,160     30,481     37,971
                                                   ---------  ---------  ---------  ---------
Reserves for loss and LAE, net of reinsurance....     47,833     51,317     46,273     48,130
Cumulative paid, net of reinsurance as of
  One year later.................................     23,450     22,660     18,414     23,476
  Two years later................................     33,815     34,300     27,698     29,440
  Three years later..............................     35,912     40,806     33,601     32,820
  Four years later...............................     42,465     41,878     36,256     35,713
  Five years later...............................     43,422     46,734     36,045     36,992
  Six years later................................     43,690     47,164     37,718     36,490
  Seven years later..............................     44,611     47,229     38,338     37,567
  Eight years later..............................                47,928     38,415     38,074
  Nine years later...............................                           39,006     38,180
  Ten years later................................                                      38,750
Re-estimated liability, net of reinsurance as of
  End of year....................................     47,833     51,317     46,273     48,130
  One year later.................................     44,887     49,475     43,362     45,267
  Two years later................................     45,435     47,313     42,463     42,526
  Three years later..............................     44,689     48,085     40,352     40,699
  Four years later...............................     45,507     47,884     40,937     39,688
  Five years later...............................     46,805     47,933     40,384     40,207
  Six years later................................     48,932     48,086     40,071     39,737
  Seven years later..............................     50,190     49,392     39,880     39,341
  Eight years later..............................                50,324     40,587     39,217
  Nine years later...............................                           41,014     39,983
  Ten years later................................                                      40,360
Cumulative redundancy (deficiency)...............  $  (2,357) $     993  $   5,259  $   7,770

    The following table provides a reconciliation of the gross liability of loss and LAE on a GAAP basis for the three years ended December 31, 1997 (dollars in thousands):

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at beginning of year...............................  $  229,049  $  200,756  $  170,957
Reserves acquired with purchase of subsidiary................................       1,919      --          --
Provision for loss and LAE for claims occurring in the current year..........     269,505     185,502     195,019
Increase in estimated loss and LAE for claims occurring in prior years (1)...      23,187      42,503      15,941
                                                                               ----------  ----------  ----------
Incurred loss and LAE........................................................     292,692     228,005     210,960
                                                                               ----------  ----------  ----------
Loss and LAE payments for claims occurring during:
  Current year...............................................................     129,199      81,056      83,579
  Prior years................................................................     119,453     118,656      97,582
                                                                               ----------  ----------  ----------
Loss and LAE payments........................................................     248,652     199,712     181,161
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at end of the year.................................  $  275,008  $  229,049  $  200,756
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    The following table provides a reconciliation of the liability for loss and LAE, net of reinsurance ceded, on a GAAP basis for the three years ended December 31, 1997 (dollars in thousands):

                                                                                    1997        1996       1995
                                                                                 ----------  ----------  ---------
Reserves for loss and LAE at beginning of year.................................  $  117,283  $   99,259  $  75,678
Reserves acquired with purchase of subsidiary..................................       1,919      --         --
Provision for loss and LAE for claims occurring in the current year............     100,288     119,401    108,140
Decrease in estimated loss and LAE for claims occurring in prior years (2).....      (3,774)     (4,937)    (2,766)
                                                                                 ----------  ----------  ---------
Incurred loss and LAE..........................................................      96,514     114,464    105,374
                                                                                 ----------  ----------  ---------
Loss and LAE payments for claims occurring during:
Current year...................................................................      48,208      54,493     45,291
Prior years....................................................................      47,874      41,947     36,502
                                                                                 ----------  ----------  ---------
Loss and LAE payments..........................................................      96,082      96,440     81,793
                                                                                 ----------  ----------  ---------
Reserves for loss and LAE at end of the year...................................  $  119,634  $  117,283  $  99,259
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

------------------------

(2) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    Although the Company experienced a gross loss deficiency during 1997, 1996 and 1995, because the business is substantially reinsured in the lines where adverse development has occurred, there is no material adverse effect on a net loss basis.

    During 1997, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to redundancies of $4.9 million in 1996 and $2.8 million in 1995. The Company believes it has materially provided for all net incurred losses.

    AIC, acquired in June, 1997, recorded a $10.0 million increase in loss and LAE reserves during December, 1997, predominately related to 1995 and 1996 claims incurred prior to the Company's acquisition of AIC. This deficiency is included in the net redundancy recorded for 1997. This increase in reserves was made in an effort to bring AIC's reserving practices consistent with the more conservative method used by the Company's other insurance company operations. The Company expects the increase in loss reserves to be adequate to cover any subsequent adverse development of AIC's prior losses.

    The Company has no material exposure to environmental pollution losses, as HC only began writing business in 1981 and policies issued by HC normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by AIC and USSIC, because of the types of risks insured, principally general aviation, are not considered to have significant environmental exposures. Therefore, the Company should not experience any material development in reserves from environmental pollution claims.

INVESTMENTS

    Insurance company investments must comply with applicable laws and regulations which prescribe the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities. As of December 31, 1997, the Company had $523.3 million of investment assets, the majority of which were held by insurance company subsidiaries.

    The Company's investment policy is determined by the Company's Board of Directors and is reviewed on a regular basis. Pursuant to its investment policy, the Company concentrates its investments in obligations of states, municipalities and political subdivisions, the interest income from which is predomi-nantly exempt from Federal income tax. The interest rates on these securities are normally lower than rates on comparable taxable securities. The Company's portfolio of fixed income securities available for sale principally consists of intermediate term, tax-exempt securities. The Company generally intends to hold such securities to maturity. However, the Company regularly re-evaluates its position based upon market conditions, which may cause the Company to restructure its portfolio and realize gains or losses in order to maximize its total return on investments. Accordingly, all fixed income securities are classified as available for sale and are recorded at market value.

    The Company's financial statements reflect an unrealized ("mark-to-market") gain on fixed income securities available for sale as of December 31, 1997, of $14.6 million. Since the Company's intention is to hold these securities until maturity, it does not currently expect to realize any significant gain or loss on these investments.

    The Company has maintained a substantial level of cash and liquid short-term instruments in order to maintain the ability to fund large physical damage losses of the Company's insureds, should they occur. As of December 31, 1997, the Company had cash and short-term investments of approximately $112.6 million.

    The following tables reflect the investments of the Company (dollars are expressed in thousands). The table set forth below reflects the average amount of investments, income earned, and the yield thereon for the three years ended December 31, 1997:

                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Average investments..........................................................  $  496,010  $  461,778  $  401,545
Net investment income........................................................      27,718      23,595      21,748
Average yield (1)............................................................         5.6%        5.1%        5.4%
Average tax equivalent yield (1).............................................         7.3         6.9         7.1

------------------------

(1) Excluding realized and unrealized capital gains and losses.

    The table set forth below summarizes, by type, the investments of the Company as of December 31, 1997:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
Short-term investments................................................................  $  105,255             20%
U.S. Treasury securities..............................................................      12,214              2
Obligations of states, municipalities and political subdivisions......................     180,028             35
Special revenue.......................................................................     216,259             41
Other fixed income securities.........................................................       1,200         --
Marketable equity securities..........................................................       8,339              2
                                                                                        ----------            ---
  Total investments...................................................................  $  523,295            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

    The table set forth below indicates the expected maturity distribution of the Company's fixed income securities as of December 31, 1997:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
One year or less......................................................................  $   13,151              3%
One year to five years................................................................     126,691             31
Five years to ten years...............................................................     132,278             32
Ten years to fifteen years............................................................     102,064             25
More than fifteen years...............................................................      35,517              9
                                                                                        ----------            ---
  Total fixed income securities.......................................................  $  409,701            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

BANK LOAN

    Effective as of December 30, 1997, the Company entered into a $120.0 million revolving credit facility (the "Facility") with a group of banks. Borrowings under the Facility may be made by the Company until the expiration of the Facility on December 30, 1999, at which time all principal is due. The Facility is collateralized by the stock of HC and AIC. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding was used, among other things, to refinance existing indebtedness of the Company. As of March 13, 1998, the Company had outstanding indebtedness under the Facility in the amount of $102.0 million.

FOREIGN EXCHANGE

    From time to time, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily British Pound Sterling ("GBP"). The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1997, the average GBP liability, for subsidiaries whose functional currency was the United States dollar, was approximately L793,000 ($1.3 million at December 31, 1997, rate of exchange) which was hedged by an average open forward contract balance of approximately L125,000 ($206,000 at the December 31, 1997, rate of exchange). There are no open foreign currency forward contracts as of December 31, 1997. The Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

COMPETITION

    The insurance business is generally highly competitive. The Company faces competition from domestic and foreign insurers and agency operations, many of whom are larger and have greater financial, marketing and management resources than the Company. The Company's profitability is affected by many other factors, including rate competition, severity and frequency of claims, interest rates, state regulations, court decisions, the judicial climate and general business conditions, all of which are outside the control of the Company. Although as an insurer, the Company's underwriting strategy is to concentrate its writings in selected, narrowly defined lines of business, the Company faces competition in these selected lines of business both from other specialty insurance companies as well as larger, more diversified insurance companies which underwrite multiple lines of business, including the lines of business underwritten by the Company. The Company's medical stop-loss business involves a diversified field of participants from small, start-up operations to large, well-established organizations. Significant growth in the number of medical stop-loss insurance underwriters and underwriting managers in the past several years has increased the level of competition in this area of the Company's business. The Company also faces intense and growing pressure in this area from alternatives to employer sponsored self-insured health plans, such as fully-insured plans, HMOs and Point of Service plans, as well as from large well established direct insurers and competing underwriting managers providing similar medical stop-loss products to those offered by the Company to employer sponsored self-insured health plans.

    Competition in the reinsurance marketplace is primarily due to an increase in the number of reinsurers participating in the market as well as a tendency by reinsureds to retain a greater percentage of their own risk. The Company competes with other reinsurance underwriting managers and domestic and international reinsurance companies. The Company's results of operations may also be affected by the competition for reinsurance business between broker reinsurance markets and direct marketing reinsurance companies. The Company also competes with many reinsurance intermediaries in the broker reinsurance market, some of which are affiliated with primary insurance brokers with substantial financial resources. In its insurance agency and services operations, the Company competes with a large number of publicly traded and private firms which operate as independent insurance agencies or insurance services providers as well as with insurance companies which market insurance products directly through their employees or affiliated insurance agencies. In each of the business areas in which the Company is engaged, a significant number of the Company's competitors have financial resources, employees, facilities, market recognition, marketing, management, experience, and other resources substantially greater than those of the Company. In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees.

REGULATION

    The activities of the Company are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as the laws of other countries in which the Company's subsidiaries operate. Currently insurance companies are generally not subject to any Federal regulation of their insurance business because of the existence of a Federal law commonly known as the McCarran-Ferguson Act, which provides the insurance industry with immunity from certain aspects of the Federal anti-trust law and exempts the business of insurance from Federal regulation. Therefore, in the United States, the Company's operations are regulated primarily at the state level. The Company's business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. The Company therefore devotes significant efforts toward obtaining and maintaining its licenses and compliance with a diverse and complex regulatory structure.

    The Company's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the states, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relates primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations of investments, restrictions of the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of records of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulations are intended primarily for the protection of policyholders rather than shareholders. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize accounting principles which are different from the GAAP used by the Company in its reports to shareholders. The SAP, in keeping with the intent to assure the protection of policyholders, are generally based on a liquidation concept while GAAP is based on a going-concern concept.

    In addition to the regulatory supervision of the insurance company subsidiaries of the Company, as an insurance holding company, the Company is subject to regulation under the insurance holding company system regulatory acts in the states of California, Maryland, Missouri, Oklahoma and Texas, which contain certain reporting requirements including registration and the filing of annual reports. In such registration and annual reports, the Company is required to provide current information regarding its capital structure, general financial condition, ownership, management, and the identity of each member of its insurance holding company system. The Company is also required to provide prior notice to insurance regulatory authorities of certain agreements and transactions between the Company and its affiliates. These agreements and transactions must satisfy certain standards set forth in the insurance laws and regulations of such states. Insurance holding company laws also regulate the payment of dividends and other distributions by insurance companies to their shareholders.

    Additionally, the insurance agency and services operations of the Company are subject to state insurance laws and regulations which require the licensing of insurance agents, brokers, reinsurance intermediaries, reinsurance underwriting managers, third party administrators and managing general agents and which regulate certain aspects of their business. These laws and regulations may include requirements for certain provisions in contracts entered into between the Company and various insurers or reinsurers, record keeping and reporting requirements, limitations on authority, advertising and business practice rules, and other matters. The manner of operating the Company's agency activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, the Company has arrangements with residents or business entities licensed to act in the state.

    There can be no assurance given that the Company has all such required licenses, approvals or complying contracts or that such licenses, approvals or complying contracts can always be obtained or continued. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations, and licenses may be denied or revoked for various reasons, including the violations of such regulations, conviction of crimes and the like. In some instances, the Company follows practices based on its interpretations, or those that it believes may be generally followed by the industry, of laws and regulations, which may be different from the requirements or interpretations of regulatory authorities. Accordingly, the possibility exists that the Company may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise penalized in a given jurisdiction. Such preclusion or suspension could have a materially adverse effect on the business and results of operations of the Company.

    HC is domiciled and licensed as an admitted insurer in Texas, is an accredited reinsurer in 30 states (including Texas), and is an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 46 states, three U.S. territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted (unlicensed) companies on risks which are not insured by admitted (licensed) companies. All surplus lines insurance is written through licensed surplus lines insurance brokers, who are required to ensure that no licensed admitted insurer will write a particular risk prior to placing that risk with a surplus lines insurer. Additionally, HC through its operations in Amman, Jordan (formerly IMG), is able under Jordanian law to directly underwrite non-Jordanian risks and reinsure Jordanian risks. HC is in the process of seeking regulatory approval with the appropriate English authorities to operate a formal branch office in London, England. Such approval, if granted, will impose additional regulatory requirements on HC, but management expects that such approval will also permit HC to take advantage of increased opportunities in the London insurance market, a historical focal point for specialty property and casualty risks. TIC is domiciled and licensed as an admitted insurer in Oklahoma, is an accredited reinsurer in three states (including Oklahoma), and is an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 28 states and the District of Columbia. AIC is domiciled and licensed as an admitted insurer in Maryland and operates as a licensed admitted insurer in 49 other states, the District of Columbia, and all Canadian provinces (except Quebec). USSIC is domiciled and licensed as an admitted insurer in Maryland and operates as a licensed admitted insurer in 48 other states and the District of Columbia. The Company expects, pending regulatory approval, to re-domesticate USSIC from Maryland to Texas in 1998.

    Under the laws of the State of Texas, HC must maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million and may only pay dividends out of its statutory earned surplus. The maximum amount of dividends that HC may pay without prior regulatory approval in any 12 month period is the greater of its statutory net investment income for the prior year, or 10% of its statutory policyholders' surplus as of the prior year end, which at December 31, 1997, was $23.3 million. Under the laws of the State of Maryland, AIC and USSIC may only pay dividends out of its statutory earned surplus. The maximum amount of dividends that AIC and USSIC may pay without prior regulatory approval in any 12 month period is the greater of its statutory net income or 10% of its statutory policyholders' surplus, which at December 31, 1997 was $6.8 million for AIC. However, on December 30, 1997, AIC paid an extraordinary dividend of $13.7 million, which was approved by the Maryland Insurance Administration and which represented a dividend of USSIC to AIC's parent, the result of which is that USSIC has become a wholly owned subsidiary of HC. As a result of this transaction, any dividends by AIC during the period ending December 30, 1998 would require the prior approval of the Maryland Insurance Administration. The maximum amount of dividends USSIC may pay HC during 1998 is $5.0 million. Under the laws of the State of Oklahoma, TIC may only pay dividends out of surplus funds. The maximum amount TIC may pay HC without prior regulatory approval is the greater of statutory net income excluding realized capital gains or 10% of statutory capital and surplus, which at December 31, 1997 was $3.1 million.

    The NAIC has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with the capital levels that may require regulatory attention. As of December 31, 1997, each of the Company's domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

PENDING LEGISLATION

    In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. The majority of state insurance regulators are members of the NAIC, which seeks to promote uniformity of, and to enhance the state regulation of, insurance. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program, have re-examined existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. Also, Congress and certain Federal agencies have conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose Federal regulation of insurers and reinsurers. In the past several years there have been a number of recommendations that the McCarran-Ferguson Act (which generally exempts the insurance business from Federal regulation) be repealed entirely or modified to remove the industry's anti-trust exemption and subject it to Federal regulation. The Company is not aware of any such legislation that is currently pending. If the McCarran-Ferguson Act were to be repealed or modified, state regulation of the insurance business would continue. This could result in an additional layer of Federal regulation. Also from time to time, Congress and certain states have considered various legislative proposals which would provide for governmental earthquake insurance coverage. The Company does not know at this time the extent to which any or all such Federal or state legislative or regulatory initiatives will or may be adopted, and no assurance can be given that they would not, if adopted, have a material adverse effect on the Company.

EMPLOYEES

    As of December 31, 1997, the Company had 929 employees, which included five executive officers, 46 senior management, 94 management and 784 other personnel. Of this number, 306 were employed by the Company's insurance subsidiaries, 499 were employed by the Company's insurance agency subsidiaries and 124 were employed by the Company's insurance services subsidiaries. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be good.

                               ITEM 2. PROPERTIES

    The Company's principal and executive offices are located in Houston, Texas, in an approximately 54,000 square foot building owned by HC. LDG's principal facility is leased office space in Wakefield, Massachusetts consisting of approximately 34,000 square feet, which lease terminates on October 31, 2001. AIC's principal facility is an approximately 40,000 square foot office building owned by an AVEMCO subsidiary and located in Frederick, Maryland. AMIG's principal facility is leased office space in Dallas, Texas consisting of approximately 36,000 square feet, which lease terminates on August 31, 2002. The Company owns a 48,200 square foot office building and storage complex in St. Peters, Missouri. The Company also maintains sales and administration offices or other facilities in over 30 locations elsewhere in the United States and in England, Turkey and China. The majority of these additional locations are in leased facilities.

                           ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to numerous claims and lawsuits which arise in the normal course of its business. Many of the pending lawsuits involve claims under policies underwritten or reinsured by the Company, the liabilities for which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS

MARKET INFORMATION

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "HCC".

    The high and low closing sales prices for quarterly periods during the period January 1, 1996 through December 31, 1997, as reported by the NYSE were as follows:

                                                                                1997                 1996(1)
                                                                        ---------------------  --------------------
                                                                           HIGH        LOW       HIGH        LOW
                                                                        ----------  ---------  ---------  ---------
First quarter.........................................................  $   29 1/2  $  22 1/2  $  23 1/4  $  14 1/2
Second quarter........................................................      28 5/8     21 1/2     25 1/2     19 1/8
Third quarter.........................................................    32 11/16     23 1/4     32 3/4     22 1/8
Fourth quarter........................................................      29 3/8     18 1/8     29 1/4     23 1/8

------------------------

(1) The above prices have been retroactively adjusted to reflect the effects of the five-for-two stock split, payable as a 150% stock dividend to shareholders of record April 30, 1996. On March 13, 1998, the closing sales price of one share of the Company's Common Stock as reported by the NYSE was $22 1/8.

SHAREHOLDERS

    The Company has one class of authorized capital stock: 100,000,000 shares of Common Stock, par value $1.00 per share. As of March 13, 1998, there were 47,827,789 shares of issued and outstanding Common Stock held by 1,158 shareholders of record; however, the Company believes there are in excess of 15,000 beneficial owners.

DIVIDENDS

    On April 19, 1996, the Company announced that the Board of Directors had declared a five-for-two stock split in the form of a 150% stock dividend, payable to shareholders of record as of April 30, 1996 and that it would purchase, for cash, any fractional shares issued in connection with this split.

    Beginning in June, 1996, the Company announced a planned quarterly program of paying cash dividends to shareholders. The Company paid a cash dividend in July, 1996 of $0.02 per share and in each succeeding quarter until the first quarter of 1997. The Company increased the cash dividend to $0.03 per share in April, 1997 and to $0.04 per share beginning in April, 1998. The Company presently plans to continue to pay a $0.04 per share dividend in future quarters. The Board of Directors may review the Company's dividend policy from time to time, and any determination with respect thereto will be made in light of regulatory and other conditions then existing, including the Company's earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of the Company's December 30, 1997 Facility, the Company is prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. Such limitation will not affect the ability of the Company to pay dividends in a manner consistent with its past practice and current expectations.

ITEM 6. SELECTED FINANCIAL DATA

    The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements, the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(2)
                                                      ----------------------------------------------------------
                                                         1997        1996        1995        1994        1993
                                                      ----------  ----------  ----------  ----------  ----------
STATEMENT OF EARNINGS DATA
Revenue
  Net earned premium................................  $  163,090  $  175,309  $  159,588  $  122,352  $   95,365
  Management fee and commission income..............      75,867      51,356      42,786      35,722      30,900
  Net investment income.............................      27,718      23,595      21,748      17,778      14,458
  Computer products and services....................       7,064       8,471       8,227       8,153       7,453
  Net realized investment gain (loss)...............        (329)      8,341       1,636         434      10,583
  Gain on sale of subsidiary........................      --           3,307      --          --          --
                                                      ----------  ----------  ----------  ----------  ----------
      Total revenue.................................     273,410     270,379     233,985     184,439     158,759
Expense
  Loss and LAE......................................      96,514     114,464     105,374      75,898      62,712
  Operating expense
    Policy acquisition costs........................      59,110      47,512      42,357      35,234      24,056
    Compensation expense............................      44,634      37,102      43,110      38,142      29,823
    Other operating expense.........................      31,042      25,797      25,868      20,922      19,944
    Merger expense..................................       8,069      26,160      --          --          --
    Ceding commissions..............................     (45,011)    (34,053)    (30,767)    (24,834)    (15,771)
                                                      ----------  ----------  ----------  ----------  ----------
      Net operating expense.........................      97,844     102,518      80,568      69,464      58,052
  Interest expense..................................       6,004       4,993       6,471       5,697       3,513
                                                      ----------  ----------  ----------  ----------  ----------
      Total expense.................................     200,362     221,975     192,413     151,059     124,277
                                                      ----------  ----------  ----------  ----------  ----------
  Earnings before income tax provision..............      73,048      48,404      41,572      33,380      34,482
  Income tax provision..............................      23,297       9,874       9,884       7,328       6,269
                                                      ----------  ----------  ----------  ----------  ----------
      Net earnings..................................  $   49,751  $   38,530  $   31,688  $   26,052  $   28,213
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
BASIC EARNINGS PER SHARE DATA:
  Earnings per share (3)............................  $     1.10  $     0.89  $     0.77  $     0.72  $     0.83
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
  Weighted average shares outstanding (3)...........      45,395      43,195      40,977      36,370      34,138
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
DILUTED EARNINGS PER SHARE DATA:
  Earnings per share (3)............................  $     1.07  $     0.87  $     0.76  $     0.71  $     0.81
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
  Weighted average shares outstanding (3)...........      46,609      44,443      41,513      36,929      35,040
                                                      ----------  ----------  ----------  ----------  ----------
                                                      ----------  ----------  ----------  ----------  ----------
Cash dividends declared, per share..................  $     0.12  $     0.06
                                                      ----------  ----------
                                                      ----------  ----------

                                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                         (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(2)
                                                      ----------------------------------------------------------
                                                         1997        1996        1995        1994        1993
                                                      ----------  ----------  ----------  ----------  ----------
BALANCE SHEET DATA:
Total investments...................................  $  523,295  $  468,725  $  454,831  $  348,259  $  312,297
Reinsurance recoverables............................     203,300     132,328     117,700     116,365      96,944
Premium, claims and other receivables...............     251,477     167,168     154,084     132,799      76,063
Ceded unearned premium..............................      84,610      71,758      78,460      65,595      32,727
Total assets........................................   1,222,763     964,099     894,834     751,213     563,819
Loss and LAE payable................................     275,008     229,049     200,756     170,957     144,178
Unearned premium....................................     152,094     156,268     151,976     114,347      68,120
Total debt..........................................      80,750      72,917      71,628      99,508      83,444
Shareholders' equity................................     365,480     296,413     255,425     168,758     146,204
Net tangible book value per share (3) (4)...........  $     7.16  $     6.43  $     5.59  $     4.04  $     4.05
Book value per share (3) (4)........................  $     7.92  $     6.72  $     5.91  $     4.41  $     4.08

------------------------

(1) On May 24, 1996, the Company acquired 100% of the outstanding common stock of LDG and on June 17, 1997 the Company acquired 100% of the outstanding common stock and options of AVEMCO. These business combinations have been accounted for as poolings-of-interests and, accordingly, the consolidated financial data shown in this table has been restated to include the accounts and operations of LDG and AVEMCO for all periods presented.

    On November 27, 1996, the Company acquired 100% of the outstanding shares of NASRA, on April 30, 1997, the Company acquired 100% of the outstanding shares of Interworld Corporation and on August 8, 1997, the Company acquired all of the outstanding shares of Southern and Aviation Claims
    Administrators, Inc. These combinations have been accounted for as poolings-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

(2) The 1996 and prior financial statements of AVEMCO, which was acquired in 1997, have been restated prior to their inclusion in the Company's historical consolidated financial statements to reflect certain prior period adjustments discovered in 1997. The selected financial data in this table has been restated to reflect these adjustments. The adjustments were for periods prior to HCC's ownership and relate to a restatement of the method of accounting for certain short-duration insurance contracts and to the correction of accounting errors. The adjusted consolidated financial statements of AVEMCO and its subsidiaries were utilized to restate the Company's financial statements for AVEMCO's acquisition in a pooling-of-interests transaction. (See Note 1 above and Note 1 of the Notes to Consolidated Financial Statements.)

(3) These amounts have been adjusted to reflect the effects of the three-for-two stock split payable as a 50% stock dividend to shareholders of record March 15, 1994, and the five-for-two stock split payable as a 150% stock dividend to shareholders of record April 30, 1996.

(4) Book value per share is calculated by dividing shares outstanding into total shareholders' equity. Net tangible book value per share uses total shareholders' equity less goodwill as the numerator.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING REGULATIONS IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE", "BELIEVE", "PLAN", "ESTIMATE", "EXPECT", AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

    The Company's primary sources of revenue are earned premium and investment income derived from its insurance company operations, and management fee and commission income generated from its insurance agency and services operations. The Company's core underwriting activities involve providing aviation, marine, offshore energy, property, accident and health, and lenders single interest insurance, which is underwritten on both a direct and a reinsurance basis, marketed directly by the Company and produced by independent agents. The Company concentrates on first party, physical damage coverages and lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company.

    During recent years, the Company has substantially increased its capital and surplus through the issuance of equity securities, incurrence of debt, and earnings, thereby enabling it to increase the underwriting capacity of its insurance company subsidiaries. The Company has utilized this additional capital by increasing underwriting activity across many of its core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in time. In each line of business, the Company also cedes premium through the purchase of reinsurance in types and amounts appropriate to the line of business, market conditions and the Company's desired net risk retention profile.

    The Company's insurance agency operations underwrite and service domestic general aviation, medical stop-loss, lenders single interest, occupational accident, and accident and health insurance and reinsurance business. They also place reinsurance for the Company's insurance company operations and other non-affiliated insurance companies.

    Since 1996, the Company has focused its acquisition activities on expanding its insurance agency and services operations for three principal reasons. Firstly, is an attempt to increase the management fee and commission income revenue component of the Company's total revenue, which management believes to be a more predictable and more stable source of revenue than the potential underwriting gain from insurance company operations. Secondly, is an effort to insulate the Company from a decline in its net earnings growth rate as insurance premium rates become more competitive in the lines of business in which the Company specializes in and the Company becomes more selective in its underwriting approach, resulting in reduced written premium. Thirdly, is to provide a future source of premium revenue to the Company's insurance company subsidiaries.

RESULTS OF OPERATIONS

    The following table sets forth certain premium revenue information for the three years ended December 31, 1997 (dollars in thousands):

                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
Direct.....................................................................  $   177,728  $   178,969  $   191,068
Reinsurance assumed(1).....................................................      168,671      158,309      148,037
                                                                             -----------  -----------  -----------
  Gross written premium....................................................      346,399      337,278      339,105
Reinsurance ceded..........................................................     (203,027)    (149,003)    (154,780)
                                                                             -----------  -----------  -----------
  Net written premium......................................................      143,372      188,275      184,325
Change in unearned premium.................................................       19,718      (12,966)     (24,737)
                                                                             -----------  -----------  -----------
Net earned premium.........................................................  $   163,090  $   175,309  $   159,588
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 1997:

                                                                                       1997         1996         1995
                                                                                    -----------  -----------  -----------
Net earned premium................................................................       59.7%        64.8%        68.2%
Management fee and commission income..............................................       27.7         19.0         18.3
Net investment income.............................................................       10.1          8.7          9.3
All other income..................................................................        2.5          7.5          4.2
                                                                                        -----        -----        -----
  Total revenue...................................................................      100.0        100.0        100.0
Loss and LAE......................................................................       35.3         42.3         45.0
Net operating expense.............................................................       35.8         37.9         34.4
Interest expense..................................................................        2.2          1.8          2.8
                                                                                        -----        -----        -----
  Earnings before taxes...........................................................       26.7         18.0         17.8
Income taxes......................................................................        8.5          3.7          4.3
                                                                                        -----        -----        -----
  Net earnings....................................................................       18.2%        14.3%        13.5%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

------------------------

(1) Reinsurance assumed includes all reinsurance business written, including facultative reinsurance.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

    Total revenue increased to $273.4 million in 1997 from $270.4 million in 1996. GWP increased to $346.4 million in 1997 from $337.3 million in 1996, due primarily to increased aviation and accident and health premiums offset by decreased property and marine premium. NWP for 1997 decreased to $143.4 million from $188.3 million in 1996, due to an increase in the amount of ceded reinsurance. Net earned premium decreased to $163.1 million in 1997 compared to $175.3 million in 1996 reflecting the reduction in NWP and the reduced retentions of the Company. The Company expects GWP to increase during 1998 primarily due to internal growth as the Company's managing general agency subsidiaries transfer business from non-affiliated insurance companies to the Company's insurance company operations. However, NWP and net earned premium will be unchanged as the Company does not intend to increase its retentions at this time.

    Management fee and commission income in 1997 increased 48% to $75.9 million from $51.4 million in 1996, reflecting internal growth and the acquisition of several agencies in 1997. The Company expects management fee and commission income to continue to increase due to the effect of recent and future acquisitions and internal growth. Net investment income increased 17% to $27.7 million in 1997 from $23.6 million in 1996 reflecting a higher level of investment assets.

    Net realized investment losses from sales of equity securities were $155,000 during 1997, compared to gains of $8.3 million in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $174,000 during 1997, compared to gains of $29,000 in 1996. During 1996, AVEMCO consummated the sale of National Assurance Underwriters, Inc., which was a subsidiary of AVEMCO prior to the pooling-of-interests combination with the Company. This sale generated an after tax gain of $2.2 million or $0.05 per share.

    AIC, acquired in June, 1997, recorded a $10.0 million increase in loss and LAE reserves during December, 1997, predominately relating to 1995 and 1996 claims incurred prior to the Company's acquisition of AIC. This increase in reserves was made to bring AIC's reserving practices consistent with the more conservative method used by the Company's other insurance company operations. The Company expects the increase in loss reserves to be adequate to cover any subsequent adverse development of AIC's prior losses.

    Loss and LAE decreased $18.0 million in 1997, to $96.5 million, reflecting the increased use of reinsurance, despite the $10.0 million reserve strengthening charge taken by AIC. During 1997, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $4.9 million in 1996. During 1997, the Company had gross loss and LAE deficiency of $23.2 million compared to a deficiency of $42.5 million in 1996. The gross deficiency comes from two primary sources. Firstly, the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available, however, as most of these policies were substantially reinsured, there is no material effect to the Company's net earnings. Secondly, is the run-off of the retrocessional excess of loss business which the Company underwrote between 1988 and 1991. This development, $1.6 million in 1997 compared to $11.3 million in 1996, is primarily due to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes during the period in which the Company underwrote this business. This business is also substantially reinsured, thereby not having a material effect on the Company's net earnings. The Company continues to believe it has materially provided for all net incurred losses.

    Compensation expense increased $7.5 million or 20% in 1997, to $44.6 million due to the increase in personnel resulting from acquisitions completed during 1997, along with an increase in management personnel hired to oversee the integration of the Company's many acquisitions.

    Other operating expense increased 20% to $31.0 million in 1997. These expenses reflect increased expenditures required to meet the overall growth in business and from acquisitions. Currency conversion losses amounted to $884,000 in 1997, compared to losses of $181,000 in 1996.

    Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are accounted for as poolings-of interests. The amounts incurred during 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the merger. The amounts incurred during 1997 were due to the combinations with AVEMCO, Interworld and Southern.

    The 1996 and prior financial statements of AVEMCO were restated prior to their combinations with those of the Company. See Note 1 to the Consolidated Financial Statements for the reasons for and the effects of this restatement.

    Interest expense during 1997 increased 20% to $6.0 million from $5.0 million during 1996 due to the increased level of indebtedness primarily to fund the cash portion of acquisitions.

    Income tax expense was $23.3 million in 1997, compared to $9.9 million in 1996. The 1996 amount included a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain key LDG employees. The compensation expense was a non-cash item; however, $9.6 million of actual cash tax savings will be recognized beginning from the grant date. Most of the other merger expenses are not deductible for income tax purposes. Also, as an S Corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income tax during the period January 1, 1996 to May 21, 1996, additional income tax expense of $2.3 million would have been recorded in 1996.

    Net earnings increased 29% to $49.8 million in 1997 from $38.5 million in 1996. Diluted earnings per share increased 23% to $1.07 in 1997 from $0.87 in 1996.

    The Company's insurance company subsidiaries' statutory combined ratio was 78.8% for 1997 compared to 83.6% in 1996. The Company's combined ratio remains significantly better than the industry average.

YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995

    Total revenue during 1996 increased 16% to $270.4 million from $234.0 million in 1995. 1996 GWP decreased to $337.3 million from $339.1 million in 1995, while NWP increased from $184.3 million in 1995 to $188.3 million in 1996. The decrease in written premium was a result of the planned exit from the offshore energy business as a result of increased competition that has driven rates below acceptable levels, as well as the softening in marine rates and, more recently, property rates. Net earned premium in 1996 increased from $159.6 million to $175.3 million, reflecting the large increase in written premium during 1995.

    Management fee and commission income in 1996 increased 20% to $51.4 million from $42.8 million in 1995, reflecting internal growth. Net investment income increased 8% to $23.6 million in 1996 from $21.7 million in 1995 reflecting a higher level of investment assets.

    Realized investment gains from sales of marketable equity securities were $8.3 million during 1996 compared to $1.3 million during 1995. Realized investment gains from dispositions of fixed income securities were $29,000 during 1996, compared to gains of $371,000 during 1995. During 1996, the Company liquidated most of its equity security portfolio and re-deployed those investment assets into fixed income securities. During 1996, AVEMCO consummated the sale of National Assurance Underwriters, Inc., which was a subsidiary of AVEMCO prior to the pooling-of-interests combination with the Company. This sale generated an after tax gain of $2.2 million or $0.05 per share.

    Loss and LAE increased $9.1 million in 1996, to $114.5 million, reflecting the overall increase in business. During 1996, the Company had net loss and LAE redundancy of $4.9 million relating to prior year losses compared to a redundancy of $2.8 million in 1995. During 1996, the Company had gross loss and LAE deficiency of $42.5 million compared to a deficiency of $15.9 million in 1995. The gross deficiency comes from two primary sources. Firstly, the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available, however, as most of these policies were substantially reinsured, there is no material effect to the

Company's net earnings. Secondly, is the run-off of the retrocessional excess of loss business which the Company underwrote between 1988 and 1991. This development, $11.3 million in 1996 compared to $9.8 million in 1995, is due to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes during the period in which the Company underwrote this business. This business is also substantially reinsured, thereby not having a material effect on the Company's net earnings. The Company continues to believe it has materially provided for all net incurred losses.

    Compensation expense decreased $6.0 million or 14% in 1996, to $37.1 million due primarily to changes in compensation to LDG's previous principal shareholders.

    Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are accounted for as poolings-of-interests. The amounts incurred during 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the Company's May, 1996 merger with LDG.

    The 1996 and prior financial statements of AVEMCO were restated prior to their combinations with those of the Company. See Note 1 to the Consolidated Financial Statements for the reasons for and the effects of this restatement.

    Interest expense during 1996 decreased 23% to $5.0 million from $6.5 million during 1995 due to the reduced level of indebtedness as a portion of the proceeds of a June, 1995, public offering of Common Stock which was used to retire debt.

    Income tax expense remained unchanged at $9.9 million in 1996, compared to 1995 despite higher pretax income in 1996. This was a result of a deferred tax benefit of $9.6 million which was recorded in connection with the compensatory stock grant to certain LDG employees. The compensation expense was a non-cash item; however, $9.6 million of actual cash tax savings will be recognized beginning from the grant date. Also, as an S corporation, LDG was exempt from Federal income taxes through May 21, 1996. Had LDG been subject to Federal income taxes for both years, additional income tax expense of $2.3 million and $722,000 would have been recorded during the years ended December 31, 1996 and 1995, respectively.

    Net earnings increased 22% to $38.5 million in 1996 from $31.7 million in 1995. Diluted earnings per share increased 14% to $0.87 in 1996 from $0.76 in 1995.

    The Company's insurance company subsidiaries' statutory combined ratio was 83.6% for 1996 compared to 84.5% in 1995. The Company's combined ratio remains significantly better than the industry average.

LIQUIDITY AND CAPITAL RESOURCES

    HCC completed an initial public offering of 1,437,500 shares of Common Stock during October, 1992 and secondary public offerings of 1,254,200 shares of Common Stock in September, 1993 and 2,012,500 shares of Common Stock in June, 1995. The offerings significantly improved the capital resources of the Company. The net proceeds of the offerings have been used to reduce the Company's indebtedness and to contribute capital to its insurance company subsidiaries. HC now has more than $233.0 million in policyholders' surplus. This additional capital enables HC to write significantly more premium and to have sufficient financial size and strength to operate in the current insurance industry environment.

    The Company receives substantial cash from premiums and reinsurance recoverables, and, to a lesser extent, investment income, proceeds from sales and redemptions of investment assets and management fee and commission income. The principal cash outflows are for the payment of claims and LAE, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends.

    During 1997, HC renewed its existing credit facility (the "HC Facility") which provides for a $12.0 million bank line of credit for the issuance of letters of credit and for short-term borrowings at the prime rate of interest. The HC Facility is collateralized by securities with a market value equal to 125% of the total sum of the letters of credit issued and cash advances outstanding. The HC Facility matures on April 30, 1998. As of December 31, 1997, letters of credit in the amount of $10.3 million were issued on behalf of HC to collateralize certain reinsurance obligations.

    Effective December 30, 1997, the Company executed a $120.0 million revolving credit facility (the "Facility") with a group of banks. Borrowings under the Facility may be made by the Company until the expiration of the Facility on December 30, 1999, at which time all principal is due. Outstanding loans under the Facility bear interest at the Company's option at either the prime rate
(8 1/2% at December 31, 1997) or at the current London Interbank Offering Rate ("LIBOR") (5.72% at December 31, 1997) plus 1%. The Facility is collateralized by the common stock of HC and AIC. The agreement contains restrictive covenants, including without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurences and required maintenance of specified financial ratios. The initial funding from the Facility was used, among other things, to refinance HCC's then existing outstanding loans.

    The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. As of December 31, 1997, the Company had cash and short-term investments of approximately $112.6 million. The Company's consolidated investment portfolio of $523.3 million as of December 31, 1997 (of which $105.3 million is short-term investments), is available to provide additional liquidity and cash for operations.

    Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any 12 month period, without the prior written consent of the Commissioner of Insurance, to the greater of net investment income or 10% of statutory policyholders' surplus. HC paid no dividends in 1997 to HCC. During 1998, HC's ordinary dividend capacity will be approximately $23.3 million.

    The Company believes that its operating cash flows, short-term investments and the bank lines of credit will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

    At December 31, 1997, the Company had a net deferred tax asset of $6.6 million compared to $12.6 million at December 31, 1996. Due to the Company's history of consistent earnings, strong operating cash flows and expectations for the future, it is more likely than not that the Company will be able to realize the benefit of its deferred tax asset.

    As of December 31, 1997, the domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    Industry and regulatory guidelines suggest that a property and casualty insurer's annual statutory GWP should not exceed 900% of its statutory policyholders' surplus and NWP should not exceed 300% of its statutory policyholders' surplus. The Company's insurance company subsidiaries maintain a premium to surplus ratio significantly lower than such guidelines, and for the year ended December 31, 1997, their annual statutory GWP was 104.3% of their statutory policyholders' surplus and their NWP was 43.1% of their statutory policyholders' surplus.

IMPACT OF INFLATION

    The Company's operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amounts of loss and LAE are known. Although management considers the potential effects of inflation when setting premium rates for competitive reasons, such premiums may not adequately compensate the Company for the effects of inflation. However, as the majority of the Company's business is comprised of lines which have short lead times between the occurrence of an insured event, reporting of the claims to the Company and the final settlement of the claims, the effects of inflation are minimized.

    A significant portion of the Company's revenue is related to healthcare insurance and reinsurance products which are subject to the effects of the underlying inflation of medical costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. No express provision for inflation is made, although trends are considered when setting underwriting terms and claim reserves. Claim reserves are subject to a continuing review process to assess their adequacy and are adjusted as deemed appropriate. In addition, the market value of the investments held by the Company varies depending on economic and market conditions and interest rates, which are highly sensitive to the policies of governmental and regulatory authorities. Any significant increase in interest rates could therefore have a material adverse effect on the market value of the Company's investments.

EXCHANGE RATE FLUCTUATIONS

    The Company underwrites risks which are denominated in a number of foreign currencies. It establishes and maintains loss reserves with respect to these policies in their respective currencies. These reserves are subject to exchange rate fluctuations which can have an effect on the Company's net earnings. The Company's principal area of exposure is with respect to fluctuation in the exchange rate between the major European currencies and the United States Dollar. For the years ended December 31, 1997, 1996 and 1995, the loss from currency conversion was $884,000, $181,000 and $209,000, respectively.

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily GBP. The Company's balances denominated in foreign currencies fluctuate as transactions are recorded and settled. During 1997, the average GBP liability, for subsidiaries whose functional currency was the United States dollar, was approximately L793,000 ($1.3 million at the December 31, 1997, rate of exchange) which was hedged by an average open forward contract balance of approximately L125,000 ($206,000 at the December 31, 1997, rate of exchange). There were no open foreign currency forward contracts as of December 31, 1997. The Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for fiscal years beginning after December 15, 1997. These SFAS's require that additional information be included in a complete set of financial statements, but will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segments when SFAS No. 131 is adopted.

YEAR 2000

    The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. If not corrected, computer applications could fail or create erroneous results by or at the Year 2000.

    The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure. The Company believes that with modifications to existing software and in connection with planned conversions to new software, the Year 2000 issue will be mitigated. The Company has implemented a plan to mitigate its Year 2000 exposure, including the identification, selection and implementation of a new Year 2000 compliant software system at an insurance company subsidiary. Management believes that the plan is progressing such that Year 2000 exposures will be mitigated prior to any critical date and by October, 1998 with respect to the insurance company subsidiary where the Company's major Year 2000 risk exists.

    The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the reprogrammed or new systems will cause the Company to be Year 2000 compliant in advance of respective critical dates. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $4,600,000 which includes, $4,400,000 attributable to the planned purchase and implementation of new systems, principally to replace the above mentioned insurance company subsidiary's system. The cost of this new software will be capitalized. The remaining estimated cost of $200,000 will be expensed as incurred over the next two years. The level of expense is not expected to have a material effect on results of operations. The cost of modification of existing systems to become Year 2000 compliant and of the new Year 2000 compliant software is to be funded out of operating cash flow, which is sufficient to provide the funding. The cost estimates are management's best estimates based upon assumed future events which could change.

    In 1997, the Company expensed $11,000 with respect to Year 2000 compliance and capitalized $550,000 with respect to new Year 2000 compliant software purchases and installations. The Company does not believe that it has significant Year 2000 exposure with respect to its vendors and the Company's software vendor subsidiary's products are Year 2000 compliant.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The information required by the Item is set forth under the heading "Business--Foreign Exchange" and in Note 1 of the Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this section are submitted as part of Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, and which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b) FINANCIAL STATEMENT SCHEDULES

    The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

(c) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HCC INSURANCE HOLDINGS, INC.
                                (Registrant)

                                By:              /s/ STEPHEN L. WAY
                                     ------------------------------------------
                                                  (Stephen L. Way)
                                               CHAIRMAN OF THE BOARD
Dated: March 27, 1998                       AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
      /s/ STEPHEN L. WAY          Directors and Chief
------------------------------    Executive Officer            March 27, 1998
       (Stephen L. Way)           (Principal Executive
                                  Officer)

     /s/ JAMES M. BERRY*
------------------------------  Director                       March 27, 1998
       (James M. Berry)

    /s/ FRANK J. BRAMANTI
------------------------------  Director and Executive Vice    March 27, 1998
     (Frank J. Bramanti)          President

   /s/ PATRICK B. COLLINS*
------------------------------  Director                       March 27, 1998
     (Patrick B. Collins)

   /s/ J. ROBERT DICKERSON*
------------------------------  Director                       March 27, 1998
    (J. Robert Dickerson)

                                Senior Vice President and
   /s/ EDWARD H. ELLIS, JR.       Chief Financial Officer
------------------------------    (Chief Accounting            March 27, 1998
    (Edward H. Ellis, Jr.)        Officer)

   /s/ EDWIN H. FRANK, III*
------------------------------  Director                       March 27, 1998
    (Edwin H. Frank, III)

    /s/ ALAN W. FULKERSON*
------------------------------  Director                       March 27, 1998
     (Alan W. Fulkerson)

     /s/ WALTER J. LACK*
------------------------------  Director                       March 27, 1998
       (Walter J. Lack)

   /s/ STEPHEN J. LOCKWOOD*
------------------------------  Director and Vice Chairman     March 27, 1998
    (Stephen J. Lockwood)

  /s/ JOHN N. MOLBECK, JR.*
------------------------------  Director and President         March 27, 1998
    (John N. Molbeck, Jr.)

   /s/ PETER B. SMITH, JR.*
------------------------------  Director and Executive Vice    March 27, 1998
    (Peter B. Smith, Jr.)         President

     /s/ HUGH T. WILSON*
------------------------------  Director                       March 27, 1998
       (Hugh T. Wilson)

*By:    /s/ FRANK J. BRAMANTI
      -------------------------
         Frank J. Bramanti,                                    March 27, 1998
          ATTORNEY-IN-FACT

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Accountants...................................................        F-1

Consolidated Balance Sheets at December 31, 1997 and 1996............................        F-3

Consolidated Statements of Earnings for the three years ended December 31, 1997......        F-4

Consolidated Statements of Changes in Shareholders' Equity for the three years ended
  December 31, 1997..................................................................        F-5

Consolidated Statements of Cash Flows for the three years ended December 31, 1997....        F-8

Notes to Consolidated Financial Statements...........................................        F-9

SCHEDULES:

           Reports of Independent Accountants........................................        S-1

  Schedule 1 Summary of Investments other than Investments in Related Parties........        S-3

  Schedule 2 Condensed Financial Information of Registrant...........................        S-4

  Schedule 3 Supplementary Insurance Information.....................................        S-8

  Schedule 4 Reinsurance.............................................................        S-9

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

EXHIBIT
NUMBER
------------
 (D)10.320    --Promissory note dated April 30, 1995, in the original principal amount of $12,000,000 executed by
                Houston Casualty Company, payable to First Interstate Bank of Texas, N.A.

 (E)10.324    --HCC Insurance Holdings, Inc. 1994 Non-employee Director Stock Option Plan.

 (F)10.325    --HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan.

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

 (J)10.328    --HCC Insurance Holdings, Inc. 1996 Non-employee Director Stock Option Plan.

 (K)10.329    --HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan.

 (L)10.330    --Agreement and Plan of Reorganization dated November 27, 1996 between various shareholders of North
                American Special Risk Associates and affiliated companies and HCC Insurance Holdings, Inc. related to the acquisition of 100% of the common stock of North American Special Risk Associates, Inc. and affiliated companies.

 (L)10.331    --Agreement of Purchase and Sale dated January 23, 1997, between TRM International, Inc., Unicover
                Manager, Inc., North American Special Risk Associates, Inc. and HCC Insurance Holdings, Inc.

 (L)10.332    --Revolving Line of Credit Note dated October 7, 1996, in the original principal amount of $12,000,000 executed by Houston Casualty Company, payable to Wells Fargo Bank (Texas), National Association together with Credit Agreement and General Pledge Agreement and Amendment relating thereto.

 (L)10.333    --Revolving Line of Credit Note dated January 10, 1997, in the original principal amount of $10,000,000 executed by HCC Insurance Holdings, Inc., payable to Wells Fargo Bank (Texas), National Association together with Credit Agreement and General Pledge Agreement relating thereto.

 (N)10.334    --Agreement and Plan of Reorganization dated April 30, 1997 among Interworld Corporation, Aviation &
                Marine Insurance Group, Inc., various shareholders of those companies and HCC Insurance Holdings,
                Inc. related to the acquisition of 100% of the common stock of Interworld Corporation.

 (O)10.335    --Stock Purchase Agreement dated June 27, 1997 between Sandra L. Ruder and HCC Insurance Holdings, Inc.
                related to the purchase of 100% of the common stock of Managed Group Underwriting, Inc.

 (P)10.336    --Stock Purchase Agreement dated July 31, 1997 between Continental Aviation Underwriters, Inc., the shareholders thereof, and HCC Insurance Holdings, Inc. related to the purchase of 100% of the common stock of Continental Aviation Underwriters, Inc.

 (P)10.337    --Acquisition Agreement dated August 8, 1997 between Southern Aviation Insurance Underwriters, Inc.,
                Aviation Claims Administrators, Inc., the shareholders thereof, and HCC Insurance Holdings, Inc.
                related to the acquisition of 100% of the common stock of Southern Aviation Insurance Underwriters,
                Inc. and Aviation Claims Administrators, Inc.

EXHIBIT
NUMBER
------------
 (P)10.338    --Line of Credit Agreements payable to Wells Fargo Bank (Texas), National Association executed by HCC
                Insurance Holdings, Inc., Houston Casualty Company and IMG Insurance Company, Ltd. together with the
                Credit Agreements and Security Agreements related thereto.

 (Q)10.339    --Loan Agreement ($120,000,000 Revolving Loan Facility) dated as of December 19, 1997 among HCC
                Insurance Holdings, Inc. as Borrower, Wells Fargo Bank (Texas), National Association, as Agent and as
                a Lender, NationsBank of Texas, N.A. as Documentation Agent and as a Lender, and the Other Lenders
                Now or Hereafter Parties Thereto.

    10.340    --Agreement and Plan of Reorganization dated as of February 27, 1998 among HCC Insurance Holdings, Inc.
                and various shareholders of The Kachler Corporation related to the acquisition of 100% of the common stock of The Kachler Corporation.

    10.341    --Purchase Agreement dated as of February 28, 1998, among HCC Insurance Holdings, Inc., Bethany A.
                Belanger, the partners of Guarantee Insurance Resources and others related to the acquisition of 100%
                of the partnership assets and liabilities of Guarantee Insurance Resources and 100% of the common stock of Insurance Alternatives, Inc.

 (M)10.342    --HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan.

    12        --Statement Regarding Computation of Ratios

    21        --Subsidiaries of HCC Insurance Holdings, Inc.

    23        --Consent of Independent Accountants--Coopers & Lybrand L.L.P. dated March 27, 1998.

    23.1      --Consent of Independent Accountants--KPMG Peat Marwick L.L.P. dated March 26, 1998-- included at page
                S-2.

    24        --Powers of Attorney

    27        --EDGAR Financial Data Schedule--December 31, 1997

    27.1      --EDGAR Financial Data Schedule--Restated December 31, 1996

    27.2      --EDGAR Financial Data Schedule--Restated September 30, 1997, June 30, 1997, September 30, 1996 and
                June 30, 1996

    27.3      --EDGAR Financial Data Schedule--Restated March 31, 1997 and March 31, 1996

------------------------

(A)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement (Registration No. 33-48737) filed October 27, 1992.

(B)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1993.

(C)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1994.

(D)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1995.

(E)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(F)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94468) filed July 11, 1995.

(G)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for fiscal year ended December 31, 1995.

(H)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement (Registration No. 333-3652) filed April 15, 1996.

(I)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc. Preliminary Registration Statement filed March 7, 1997.

(J)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-14479) filed October 18, 1996.

(K)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-14471) filed October 18, 1996.

(L)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for fiscal year ended December 31, 1996.

(M)Incorporated by reference to Exhibit A to the HCC Insurance Holdings, Inc. Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders filed April 30, 1997.

(N)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

(O)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

(P)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1997.

(Q)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed January 6, 1998.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

    We have audited the accompanying consolidated balance sheets of HCC Insurance Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of earnings, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of HCC Insurance Holdings, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 consolidated financial statements of AVEMCO Corporation, which statements reflect total revenues constituting 43.7 percent and 45.6 percent and net earnings constituting 24.0 percent and 23.2 percent of the related consolidated financial statements totals for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report dated January 31, 1997 except for Note 12 of which the date is February 28, 1997 and except for Note 14 of which the date is February 18, 1998, has been furnished to us, and our opinion, insofar as it related to data included for 1996 and 1995 is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HCC Insurance Holdings, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
March 26, 1998

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholder
AVEMCO Corporation:

    We have audited the consolidated balance sheet of AVEMCO Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996 (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AVMECO Corporation and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Washington, D.C.
January 31, 1997
(February 28, 1997, as to note 12
and February 18, 1998, as to note 14)

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 31,
                                                                                 --------------------------------
                                                                                       1997             1996
                                                                                 ----------------  --------------
ASSETS
Investments:
  Fixed income securities, at market
    (cost: 1997 $395,121,000; 1996 $371,844,000)...............................  $    409,701,000  $  377,555,000
  Marketable equity securities, at market
    (cost: 1997 $10,221,000; 1996 $12,661,000).................................         8,339,000      12,477,000
  Short-term investments, at cost, which approximates market...................       105,255,000      78,693,000
                                                                                 ----------------  --------------
      Total investments........................................................       523,295,000     468,725,000

Cash...........................................................................         7,324,000       9,171,000
Restricted cash and cash investments...........................................        60,063,000      44,363,000
Reinsurance recoverables.......................................................       203,300,000     132,328,000
Premium, claims and other receivables..........................................       251,477,000     167,168,000
Ceded unearned premium.........................................................        84,610,000      71,758,000
Deferred policy acquisition costs..............................................        21,604,000      24,809,000
Property and equipment, net....................................................        19,842,000      16,665,000
Deferred income tax............................................................         6,639,000      12,636,000
Other assets, net..............................................................        44,609,000      16,476,000
                                                                                 ----------------  --------------
      Total assets.............................................................  $  1,222,763,000  $  964,099,000
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------
LIABILITIES
Loss and loss adjustment expense payable.......................................  $    275,008,000  $  229,049,000
Reinsurance balances payable...................................................        70,249,000      45,449,000
Unearned premium...............................................................       152,094,000     156,268,000
Deferred ceding commissions....................................................        19,553,000      16,901,000
Premium and claims payable.....................................................       237,770,000     123,118,000
Notes payable..................................................................        80,750,000      72,917,000
Accounts payable and accrued liabilities.......................................        21,859,000      23,984,000
                                                                                 ----------------  --------------
      Total liabilities........................................................       857,283,000     667,686,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 100,000,000 shares authorized;
  (issued: 1997 46,158,929 shares; 1996 47,416,643 shares).....................        46,159,000      47,417,000
Additional paid-in capital.....................................................       156,089,000     139,971,000
Retained earnings..............................................................       155,232,000     162,163,000
Unrealized investment gain, net................................................         8,306,000       3,623,000
Foreign currency translation adjustment........................................          (306,000)        (91,000)
Treasury stock, at cost (1996 3,301,741 shares)................................         --            (56,670,000)
                                                                                 ----------------  --------------
      Total shareholders' equity...............................................       365,480,000     296,413,000
                                                                                 ----------------  --------------
      Total liabilities and shareholders' equity...............................  $  1,222,763,000  $  964,099,000
                                                                                 ----------------  --------------
                                                                                 ----------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
REVENUE
Net earned premium..............................................  $  163,090,000  $  175,309,000  $  159,588,000
Management fee and commission income............................      75,867,000      51,356,000      42,786,000
Net investment income...........................................      27,718,000      23,595,000      21,748,000
Computer products and services..................................       7,064,000       8,471,000       8,227,000
Net realized investment gain (loss).............................        (329,000)      8,341,000       1,636,000
Gain on sale of subsidiary......................................        --             3,307,000        --
                                                                  --------------  --------------  --------------
      Total revenue.............................................     273,410,000     270,379,000     233,985,000

EXPENSE
Loss and loss adjustment expense................................      96,514,000     114,464,000     105,374,000
Operating expense:
  Policy acquisition costs......................................      59,110,000      47,512,000      42,357,000
  Compensation expense..........................................      44,634,000      37,102,000      43,110,000
  Other operating expense.......................................      31,042,000      25,797,000      25,868,000
  Merger expense................................................       8,069,000      26,160,000        --
  Ceding commissions............................................     (45,011,000)    (34,053,000)    (30,767,000)
                                                                  --------------  --------------  --------------
      Net operating expense.....................................      97,844,000     102,518,000      80,568,000
Interest expense................................................       6,004,000       4,993,000       6,471,000
                                                                  --------------  --------------  --------------
      Total expense.............................................     200,362,000     221,975,000     192,413,000
                                                                  --------------  --------------  --------------
      Earnings before income tax provision......................      73,048,000      48,404,000      41,572,000
Income tax provision............................................      23,297,000       9,874,000       9,884,000
                                                                  --------------  --------------  --------------
      Net earnings..............................................  $   49,751,000  $   38,530,000  $   31,688,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
BASIC EARNINGS PER SHARE DATA:
Earnings per share..............................................  $         1.10  $         0.89  $         0.77
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      45,395,000      43,195,000      40,977,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
DILUTED EARNINGS PER SHARE DATA:
Earnings per share..............................................  $         1.07  $         0.87  $         0.76
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      46,609,000      44,443,000      41,513,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                              FOREIGN
                                                               ADDITIONAL                     UNREALIZED     CURRENCY
                                                 COMMON         PAID-IN         RETAINED      INVESTMENT    TRANSLATION
                                                  STOCK         CAPITAL         EARNINGS      GAIN (LOSS)   ADJUSTMENT
                                              -------------  --------------  --------------  -------------  -----------
BALANCE AS OF DECEMBER 31, 1994.............  $  16,385,000  $   91,222,000  $  114,501,000  $  (6,143,000) $  (219,000)
61,996 shares of Common Stock issued for
 exercise of options, including tax benefit
 of $252,000................................         62,000         855,000        --             --            --
Net earnings................................       --              --            31,688,000       --            --
2,012,500 shares of Common Stock issued in
 public offering, net of costs..............      2,013,000      45,957,000        --             --            --
Dividends to shareholders of pooled
 companies prior to merger..................       --              --            (5,848,000)      --            --
Repurchase of 83,480 shares of common stock
 by pooled company prior to merger..........       --              --              --             --            --
Unrealized investment gain on fixed income
 securities net of deferred tax charge of
 $6,055,000.................................       --              --              --           11,391,000      --
Unrealized investment gain on marketable
 equity securities, net of deferred tax
 charge of $2,120,000.......................       --              --              --            4,048,000      --
Other.......................................       --                50,000        --             --             33,000
                                              -------------  --------------  --------------  -------------  -----------
    BALANCE AS OF DECEMBER 31, 1995.........  $  18,460,000  $  138,084,000  $  140,341,000  $   9,296,000  $  (186,000)


                                                                  TOTAL
                                                 TREASURY     SHAREHOLDERS'
                                                  STOCK           EQUITY
                                              --------------  --------------
BALANCE AS OF DECEMBER 31, 1994.............  $  (46,988,000) $  168,758,000
61,996 shares of Common Stock issued for
 exercise of options, including tax benefit
 of $252,000................................        --               917,000
Net earnings................................        --            31,688,000
2,012,500 shares of Common Stock issued in
 public offering, net of costs..............        --            47,970,000
Dividends to shareholders of pooled
 companies prior to merger..................        --            (5,848,000)
Repurchase of 83,480 shares of common stock
 by pooled company prior to merger..........      (3,582,000)     (3,582,000)
Unrealized investment gain on fixed income
 securities net of deferred tax charge of
 $6,055,000.................................        --            11,391,000
Unrealized investment gain on marketable
 equity securities, net of deferred tax
 charge of $2,120,000.......................        --             4,048,000
Other.......................................        --                83,000
                                              --------------  --------------
    BALANCE AS OF DECEMBER 31, 1995.........  $  (50,570,000) $  255,425,000

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                                 FOREIGN
                                                                     ADDITIONAL                   UNREALIZED    CURRENCY
                                                         COMMON        PAID-IN       RETAINED     INVESTMENT   TRANSLATION
                                                         STOCK         CAPITAL       EARNINGS     GAIN (LOSS)  ADJUSTMENT
                                                      ------------  -------------  -------------  -----------  -----------
BALANCE AS OF DECEMBER 31, 1995.....................  $ 18,460,000  $ 138,084,000  $ 140,341,000  $ 9,296,000   $(186,000)
27,688,869 shares of Common Stock issued for 150%
 stock dividend.....................................    27,689,000    (27,689,000)      --            --           --
132,108 shares of Common Stock issued for exercise
 of options, including tax benefit of $366,000......       132,000        837,000       --            --           --
Net earnings........................................       --            --           38,530,000      --           --
Cash dividends declared, $0.06 per share............       --            --           (2,104,000)     --           --
Compensatory grant of pooled company stock prior to
 merger.............................................       --          23,682,000       --            --           --
Dividends to shareholders of pooled companies prior
 to merger..........................................       --            --           (7,705,000)     --           --
Capitalize undistributed earnings of pooled company
 upon conversion from S Corporation.................       --           3,840,000     (3,840,000)     --           --
1,136,400 shares of Common Stock issued for NASRA
 combination........................................     1,136,000       --           (1,452,000)     --           --
Repurchase of 520,000 shares of common stock by
 pooled company prior to merger.....................       --            --             --            --           --
Unrealized investment loss on fixed income
 securities, net of deferred tax benefit of
 $857,000...........................................       --            --             --         (1,594,000)     --
Unrealized investment loss on marketable equity
 securities, net of deferred tax benefit of
 $2,144,000.........................................       --            --             --         (4,079,000)     --
Other...............................................       --           1,217,000     (1,607,000)     --           95,000
                                                      ------------  -------------  -------------  -----------  -----------
    BALANCE AS OF DECEMBER 31, 1996.................  $ 47,417,000  $ 139,971,000  $ 162,163,000  $ 3,623,000   $ (91,000)


                                                                         TOTAL
                                                        TREASURY     SHAREHOLDERS'
                                                          STOCK         EQUITY
                                                      -------------  -------------
BALANCE AS OF DECEMBER 31, 1995.....................  $ (50,570,000) $ 255,425,000
27,688,869 shares of Common Stock issued for 150%
 stock dividend.....................................       --             --
132,108 shares of Common Stock issued for exercise
 of options, including tax benefit of $366,000......       --              969,000
Net earnings........................................       --           38,530,000
Cash dividends declared, $0.06 per share............       --           (2,104,000)
Compensatory grant of pooled company stock prior to
 merger.............................................       --           23,682,000
Dividends to shareholders of pooled companies prior
 to merger..........................................       --           (7,705,000)
Capitalize undistributed earnings of pooled company
 upon conversion from S Corporation.................       --             --
1,136,400 shares of Common Stock issued for NASRA
 combination........................................       --             (316,000)
Repurchase of 520,000 shares of common stock by
 pooled company prior to merger.....................     (7,909,000)    (7,909,000)
Unrealized investment loss on fixed income
 securities, net of deferred tax benefit of
 $857,000...........................................       --           (1,594,000)
Unrealized investment loss on marketable equity
 securities, net of deferred tax benefit of
 $2,144,000.........................................       --           (4,079,000)
Other...............................................      1,809,000      1,514,000
                                                      -------------  -------------
    BALANCE AS OF DECEMBER 31, 1996.................  $ (56,670,000) $ 296,413,000

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                              FOREIGN
                                                               ADDITIONAL                     UNREALIZED     CURRENCY
                                                 COMMON         PAID-IN         RETAINED      INVESTMENT    TRANSLATION
                                                  STOCK         CAPITAL         EARNINGS      GAIN (LOSS)   ADJUSTMENT
                                              -------------  --------------  --------------  -------------  -----------
BALANCE AS OF DECEMBER 31, 1996.............  $  47,417,000  $  139,971,000  $  162,163,000  $   3,623,000  $   (91,000)
726,898 shares of Common Stock issued for
 exercise of options, including tax benefit
 of $1,725,000..............................        727,000       9,743,000        --             --            --
382,024 shares of Common Stock issued for
 purchased companies........................        382,000       9,805,000        --             --            --
950,000 shares of Common Stock issued for
 Southern and Interworld combinations.......        950,000        --            (1,507,000)      --            --
Net earnings................................       --              --            49,751,000       --            --
Cash dividends declared, $0.12 per share....       --              --            (5,219,000)      --            --
Repurchase of 14,895 shares of common stock
 by pooled company prior to combination.....       --              --              --             --            --
Retirement of 3,316,636 shares of treasury
 stock......................................     (3,317,000)     (3,430,000)    (50,247,000)      --            --
Unrealized investment gain on fixed income
 securities, net of deferred tax charge of
 $3,104,000.................................       --              --              --            5,765,000      --
Unrealized investment loss on marketable
 equity securities, net of deferred tax
 benefit of $616,000........................       --              --              --           (1,082,000)     --
Other.......................................       --              --               291,000       --           (215,000)
                                              -------------  --------------  --------------  -------------  -----------
    BALANCE AS OF DECEMBER 31, 1997.........  $  46,159,000  $  156,089,000  $  155,232,000  $   8,306,000  $  (306,000)
                                              -------------  --------------  --------------  -------------  -----------
                                              -------------  --------------  --------------  -------------  -----------


                                                                  TOTAL
                                                 TREASURY     SHAREHOLDERS'
                                                  STOCK           EQUITY
                                              --------------  --------------
BALANCE AS OF DECEMBER 31, 1996.............  $  (56,670,000) $  296,413,000
726,898 shares of Common Stock issued for
 exercise of options, including tax benefit
 of $1,725,000..............................        --            10,470,000
382,024 shares of Common Stock issued for
 purchased companies........................        --            10,187,000
950,000 shares of Common Stock issued for
 Southern and Interworld combinations.......        --              (557,000)
Net earnings................................        --            49,751,000
Cash dividends declared, $0.12 per share....        --            (5,219,000)
Repurchase of 14,895 shares of common stock
 by pooled company prior to combination.....        (324,000)       (324,000)
Retirement of 3,316,636 shares of treasury
 stock......................................      56,994,000        --
Unrealized investment gain on fixed income
 securities, net of deferred tax charge of
 $3,104,000.................................        --             5,765,000
Unrealized investment loss on marketable
 equity securities, net of deferred tax
 benefit of $616,000........................        --            (1,082,000)
Other.......................................        --                76,000
                                              --------------  --------------
    BALANCE AS OF DECEMBER 31, 1997.........  $     --        $  365,480,000
                                              --------------  --------------
                                              --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                                      -----------------------------------------------
                                                                           1997            1996            1995
                                                                      --------------  --------------  ---------------
Cash flows from operating activities:
  Net earnings......................................................  $   49,751,000  $   38,530,000  $    31,688,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Change in reinsurance recoverables..............................     (70,972,000)    (14,628,000)      (1,335,000)
    Change in premium, claims and other receivables.................     (84,309,000)    (13,084,000)     (21,285,000)
    Change in ceded unearned premium................................     (12,852,000)      6,702,000      (12,865,000)
    Change in deferred policy acquisition costs, net................       5,857,000      (3,379,000)      (1,092,000)
    Change in deferred income tax, net of tax effect of unrealized
      gain or loss..................................................       3,475,000      (7,430,000)      (1,955,000)
    Change in loss and loss adjustment expense payable..............      45,959,000      28,293,000       29,799,000
    Change in reinsurance balances payable..........................      24,800,000     (28,061,000)         (81,000)
    Change in unearned premium......................................      (4,174,000)      4,292,000       37,629,000
    Change in premium and claims payable, net of restricted cash....      98,952,000       2,483,000        7,711,000
    Change in accounts payable and accrued liabilities..............      (2,794,000)        248,000        2,546,000
    Net realized investment (gain) loss.............................         329,000      (8,341,000)      (1,636,000)
    Gain on sale of subsidiary......................................        --            (3,307,000)       --
    Non-cash compensation expense...................................        --            24,176,000        --
    Depreciation and amortization expense...........................       5,163,000       4,029,000        3,343,000
    Other, net......................................................      (5,068,000)     (1,060,000)         864,000
                                                                      --------------  --------------  ---------------
      Cash provided by operating activities.........................      54,117,000      29,463,000       73,331,000
Cash flows from investing activities:
  Sales of fixed income securities..................................      27,090,000      24,399,000       44,706,000
  Maturity or call of fixed income securities.......................      19,173,000      17,573,000       21,389,000
  Sales of equity securities........................................      17,656,000      41,202,000       24,150,000
  Proceeds from sale of subsidiary..................................        --            13,957,000        --
  Change in short-term investments..................................     (26,562,000)     (7,296,000)     (15,413,000)
  Cash paid for companies acquired..................................     (12,948,000)     (1,753,000)       --
  Cost of investments acquired......................................     (87,084,000)    (97,909,000)    (156,898,000)
  Other, net........................................................      (6,718,000)     (2,762,000)      (4,683,000)
                                                                      --------------  --------------  ---------------
      Cash used by investing activities.............................     (69,393,000)    (12,589,000)     (86,749,000)
Cash flows from financing activities:
  Proceeds from notes payable.......................................      97,500,000      44,000,000       11,700,000
  Sale of Common Stock, net of costs................................      10,470,000         969,000       48,887,000
  Payments on notes payable.........................................     (89,667,000)    (42,711,000)     (39,580,000)
  Dividends paid....................................................      (4,550,000)     (9,092,000)      (5,526,000)
  Repurchase common stock...........................................        (324,000)     (7,909,000)      (3,582,000)
                                                                      --------------  --------------  ---------------
      Cash provided (used) by financing activities..................      13,429,000     (14,743,000)      11,899,000
                                                                      --------------  --------------  ---------------
      Net change in cash............................................      (1,847,000)      2,131,000       (1,519,000)
      Cash at beginning of year.....................................       9,171,000       7,040,000        8,559,000
                                                                      --------------  --------------  ---------------
      Cash at end of year...........................................  $    7,324,000  $    9,171,000  $     7,040,000
                                                                      --------------  --------------  ---------------
                                                                      --------------  --------------  ---------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    HCC Insurance Holdings, Inc. and its subsidiaries (collectively, "the Company" or "HCC"), include domestic and foreign property and casualty insurance companies and managing general agents, surplus lines insurance brokers and wholesale insurance and reinsurance brokers. HCC, through its subsidiaries, provides specialized property and casualty insurance to commercial customers worldwide, underwritten on both a direct and reinsurance basis, in the areas of aviation, marine, property, offshore energy, accident and health, and lenders single interest. The principal insurance company subsidiaries are Houston Casualty Company ("HC"), U.S. Specialty Insurance Company ("USSIC"), Trafalgar Insurance Company ("TIC") in Houston, Texas and AVEMCO Insurance Company ("AIC") in Frederick, Maryland. The agency subsidiaries provide underwriting management and intermediary services for insurance and reinsurance companies, primarily in the accident and health and aviation areas, but also in the same lines of business that the insurance subsidiaries operate. The principal agency subsidiaries are LDG Management Company Incorporated ("LDG") in Wakefield, Massachusetts; Aviation and Marine Insurance Group ("AMIG" formerly Interworld Corporation) in Dallas, Texas; HCC Underwriters, A Texas Corporation ("HCCU") in Houston, Texas; North American Special Risk Associates, Inc. ("NASRA") in Northbrook, Illinois and Middle East Insurance Brokers, Ltd. ("MEIB") in Amman, Jordan.

    The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions. This affects amounts reported in the financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

    A description of the significant accounting and reporting policies utilized by the Company in preparing the consolidated financial statements is as follows:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The business combinations with AVEMCO Corporation ("AVEMCO"), LDG, NASRA, Interworld and Southern Aviation Insurance Underwriters, Inc. ("Southern") have been recorded as poolings-of-interests. The Company's financial statements have been restated to include the accounts and operations of AVEMCO and LDG for all periods presented. The financial statements have not been restated to include Interworld, Southern and NASRA due to immateriality. (See Note 2.)

INVESTMENTS

    Fixed income securities and marketable equity securities are classified as available for sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a direct increase or decrease to shareholders' equity, net of related deferred income tax, if any. Fixed income securities available for sale are purchased with the original intent to hold to maturity, but they may be available for sale if market conditions warrant, or if the Company's investment policies dictate, in order to maximize the Company's investment yield. Short-term investments and restricted short-term investments are carried at cost which approximates market value.

    The realized gain or loss on investment transactions is determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

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

EARNED PREMIUM, DEFERRED POLICY ACQUISITION COSTS AND CEDING COMMISSIONS OF
  INSURANCE COMPANY SUBSIDIARIES

    Written premium, net of reinsurance, is generally included in earnings on a PRO RATA basis over the lives of the related policies. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies, and ceding commissions allowed by reinsurers, including expense allowances, are deferred and charged or credited to earnings generally on a pro rata basis as the premium is earned. Historical and current loss and loss adjustment expense experience are considered in determining the recoverability of deferred policy acquisition costs.

MANAGEMENT FEE AND COMMISSION INCOME

    Management fee and commission income is recognized on the revenue recognition date, which is the later of the effective date of the policy, the date when the premium can be reasonably estimated, or the date when substantially all required services relating to the insurance placement have been rendered to the client. Commission income relating to additional or return premiums or other policy adjustments is recognized when the events occur and the amounts become known or can be estimated.

PREMIUM AND OTHER RECEIVABLES

    The Company has adopted the gross method for reporting receivables and payables on brokered transactions. Management reviews the collectibility of its receivables on a current basis and provides an allowance for doubtful accounts if it deems that there are accounts which are doubtful of collection. The amount of the allowance at December 31, 1997 and 1996, is not material.

LOSS AND LOSS ADJUSTMENT EXPENSE PAYABLE OF INSURANCE COMPANY SUBSIDIARIES

    Loss and loss adjustment expense payable is based on undiscounted estimates of payments to be made for reported and incurred but not reported ("IBNR") losses, net of reinsurance and anticipated salvage and subrogation receipts. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for IBNR are based both on the Company's and the industry's experience. While management believes that amounts included in the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

REINSURANCE

    The Company records all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are estimated and recorded in a manner consistent with the underlying reinsured contracts. Management has recorded a reserve for uncollectible reinsurance based on estimates of collectibility.

GOODWILL

    In connection with the Company's acquisitions of subsidiaries accounted for as purchases, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method principally over twenty years for acquired agency operations and forty years for acquired insurance company operations. Managements of the acquired businesses have successfully operated in the Company's markets for a number of years and, with the additional capital provided by the Company, will be positioned to take advantage of increased opportunities.

    The Company has no reason to expect major changes in the business conditions in which the acquired companies operate which might affect the recoverability of the recorded intangibles. However, in the event business conditions change, the recoverability will be re-evaluated based upon revised projections of future undiscounted operating income and cash flows and, if impaired, the balances will be adjusted accordingly. Amortization charged to income for the years ended December 31, 1997, 1996 and 1995, was $1.6 million, $684,000 and $672,000, respectively.

CASH AND SHORT-TERM INVESTMENTS

    Cash consists of cash in banks, generally in operating accounts. The Company classifies certificates of deposit, corporate demand notes receivable, commercial paper and money market funds as short-term investments. Short-term investments are classified as investments in the consolidated balance sheets as they relate principally to the Company's investment activities.

    In 1997, in connection with the acquisition of AVEMCO in a transaction accounted for as a pooling-of-interests, the Company conformed its accounting policies between itself and AVEMCO such that changes in cash flows from operating, investing and financing activities are reconciled to the change in cash in the consolidated statements of cash flows. In prior years, the Company reconciled to the change in cash and short-term investments. Management now deems its consolidated short-term investing to be predominately an investing activity, not a cash management activity. Accordingly, short-term investments are now classified as investments in the consolidated balance sheets rather than with cash. The conforming change was made retroactively and had the effect of increasing (decreasing) cash utilized in investing activities and (increasing) decreasing the change in cash by ($3.4 million) and $10.8 million in 1996 and 1995, respectively, in the consolidated statements of cash flows. The conformity change had no effect on the results of operations or shareholders' equity.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
    The Company generally maintains its cash deposits in major banks and invests its excess cash with major banks and in investment grade commercial papers and repurchase agreements. These securities typically mature within 90 days and, therefore, bear minimal risk. The Company has not experienced any losses on its cash deposits or its short-term investments.

RESTRICTED CASH AND CASH INVESTMENTS

    In conjunction with the management of reinsurance pools, the Company's agency subsidiaries withhold premium funds for the payment of claims. These funds are shown as restricted cash and cash investments on the consolidated balance sheets. The corresponding liability is included within premium and claims payable in the consolidated balance sheets. These amounts are considered fiduciary funds, and interest earned on these funds accrues to the benefit of the members of the reinsurance pools. Therefore, the Company does not include these amounts as cash or cash equivalents in the consolidated statements of cash flows.

FOREIGN CURRENCY TRANSLATION

    The functional currency of most foreign subsidiaries is the United States dollar. Assets and liabilities recorded in foreign currencies are translated into United States dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. The Company's foreign currency transactions are principally denominated in British Pound Sterling ("GBP") and other European currencies. From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. Gains or losses in the market value of foreign currency forward contracts are recognized in the statements of earnings concurrently with the gains and losses on the hedged balances. For the years ended December 31, 1997, 1996 and 1995, the loss from currency conversion was $884,000, $181,000 and $209,000, respectively.

    Some foreign subsidiaries or branches have a functional currency of either the GBP or the Canadian Dollar ("CAD"). Cumulative translation adjustment, representing the effect of translating these subsidiaries' or branches' assets and liabilities into United States dollars is included in the foreign currency translation adjustment within shareholders' equity.

COMPUTER PRODUCTS AND SERVICES

    Revenue from custom software products is recognized using the percentage of completion method of accounting. Other software contracts are recognized when delivery has occurred, other remaining vendor obligations are no longer significant, and collectibility is probable. Revenue from the sale of computer hardware is recognized when delivery has occurred. Maintenance support is recognized PRO RATA over the term of the maintenance agreement.

INCOME TAX

    The domestic companies and the foreign insurance company subsidiaries (which have all elected to be taxed as domestic companies) file a single consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) for financial reporting purposes and such bases as measured by tax laws and regulations. LDG was an S Corporation prior to its reorganization and merger with the Company. Therefore, Federal income tax expense was not provided for LDG's earnings until the S Corporation election was terminated on May 22, 1996.

EARNINGS PER SHARE

    In December, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128. Earnings per share have been restated for all periods presented. Basic earnings per share are based on the weighted average number of common shares outstanding during the year divided into net earnings. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the year divided into net earnings. The shares issued in connection with the combinations with AVEMCO and LDG are included in outstanding shares for all periods presented. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock due to options.

STOCK SPLIT

    In April, 1996, the Board of Directors declared a five-for-two stock split in the form of a 150% stock dividend on the Company's $1.00 par value Common Stock, payable to shareholders of record April 30, 1996. The par value of the Company's Common Stock remains unchanged. All per share, weighted average shares outstanding and option data presented in the consolidated financial statements and the notes thereto have been retroactively adjusted to reflect the effect of the split.

PRIOR PERIOD ADJUSTMENTS OF AVEMCO

    The 1996 and prior financial statements of AVEMCO, which was acquired in 1997 in a transaction accounted for as a pooling-of-interests (See Note 2), have been restated prior to their inclusion in the Company's historical consolidated financial statements to reflect certain prior period adjustments discovered in 1997. The adjustments were for periods prior to HCC's ownership and relate to a restatement of the method of accounting for certain short-duration insurance contracts and to the correction of accounting errors. The adjustment had the following effects with respect to amounts previously reported in AVEMCO's 1996 and prior consolidated financial statements for the years ended December 31, 1996 and 1995:

                                                                       1996           1995
                                                                   -------------  ------------
Earnings before income tax provision as previously reported......  $  15,962,000  $  9,102,000
Effects of adjustments...........................................     (4,185,000)     (821,000)
                                                                   -------------  ------------
    Earnings before income tax provisions, as restated...........  $  11,777,000  $  8,281,000
                                                                   -------------  ------------
                                                                   -------------  ------------
Net earnings as previously reported..............................  $  12,288,000  $  7,918,000
Effects of adjustments...........................................     (3,056,000)     (567,000)
                                                                   -------------  ------------
    Net earnings, as restated....................................  $   9,232,000  $  7,351,000
                                                                   -------------  ------------
                                                                   -------------  ------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
    AVEMCO's retained earnings as of December 31, 1994 was decreased by $1,226,000, net of a $233,000 tax effect, as a result of the adjustments. These adjustments decreased the Company's basic and diluted earnings per share by $0.07 and $0.01 for the years ended December 31, 1996 and 1995, respectively.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". Both statements are effective for fiscal years beginning after December 15, 1997. These SFAS's require that additional information be included in a complete set of financial statements, but will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segments when SFAS No. 131 is adopted.

RECLASSIFICATIONS

    Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows, except for the conforming change in cash and short-term investments which affected the classification of cash flows.

(2) ACQUISITIONS

LDG

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding common stock of LDG. The former majority shareholder of LDG is a director of the Company. This business combination has been accounted for as a pooling-of-interests. The Company's consolidated financial statements have been restated to include the accounts and operations of LDG for all periods presented.

NASRA

    On November 27, 1996, the Company acquired all of the outstanding shares of NASRA by issuing 1,136,400 shares of its Common Stock and a payment of $1.7 million in cash to one dissenting shareholder. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

TRM

    On January 24, 1997, the Company acquired all of the occupational accident business of the TRM International, Inc. group of companies in exchange for 266,667 shares of the Company's Common Stock and $6.6 million in cash. This acquisition has been accounted for as a purchase and results of operations of the business acquired have been included in the consolidated statements of earnings beginning in January, 1997. Cost in excess of net assets acquired (goodwill) of approximately $13.5 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of TRM for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
INTERWORLD

    On April 30, 1997, the Company acquired all of the outstanding shares of Interworld Corporation in exchange for 725,000 shares of the Company's Common Stock. This combination has been accounted for as a pooling-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

AVEMCO

    On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock to acquire all of the outstanding common stock and options of AVEMCO. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to include the accounts and operations of AVEMCO for all periods presented.

    Separate total revenue and net earnings amounts of the merged entities are presented for the periods prior to the merger in the following table:

                                                                                   FOR THE YEARS ENDED DECEMBER
                                                              FOR THE SIX MONTHS               31,
                                                                ENDED JUNE 30,    ------------------------------
                                                                     1997              1996            1995
                                                              ------------------  --------------  --------------
Total revenue:
  HCC.......................................................    $   81,598,000    $  152,245,000  $  127,209,000
  AVEMCO....................................................        59,446,000       118,134,000     106,776,000
                                                              ------------------  --------------  --------------
    Total revenue...........................................    $  141,044,000    $  270,379,000  $  233,985,000
                                                              ------------------  --------------  --------------
                                                              ------------------  --------------  --------------
Net earnings:
  HCC.......................................................    $   21,295,000    $   29,298,000  $   24,337,000
  AVEMCO (See Note 1).......................................           718,000         9,232,000       7,351,000
                                                              ------------------  --------------  --------------
    Net earnings............................................    $   22,013,000    $   38,530,000  $   31,688,000
                                                              ------------------  --------------  --------------
                                                              ------------------  --------------  --------------

MGU

    On June 26, 1997, the Company acquired all of the outstanding shares of MGU in exchange for 98,003 shares of the Company's Common Stock and a cash payment of $3.6 million. This acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated statements of earnings beginning in July, 1997. Cost in excess of net assets acquired (goodwill) of approximately $6.2 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of MGU for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

CONTINENTAL

    On July 31, 1997, the Company acquired all of the outstanding shares of Continental Aviation Underwriters, Inc. in exchange for 17,354 shares of the Company's Common Stock and a cash payment of $2.8 million. This acquisition has been accounted for as a purchase and the results of operations have been included in the consolidated statements of earnings beginning in August, 1997. Cost in excess of net assets acquired (goodwill) of approximately $3.4 million was recorded from this acquisition. Goodwill is being

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS (CONTINUED)
amortized over twenty years. The results of operations of Continental for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

SOUTHERN

    On August 8, 1997, the Company acquired all of the outstanding shares of Southern and Aviation Claims Administrators, Inc. in exchange for 225,000 shares of the Company's Common Stock. These business combinations have been accounted for as poolings-of-interests. However, the Company's consolidated financial statements have not been restated due to immateriality.

KACHLER

    On February 27, 1998, the Company acquired all of the outstanding shares of The Kachler Corporation ("Kachler") in exchange for 1,600,000 shares of the Company's Common Stock. This business combination will be accounted for as a pooling-of-interests. Total revenue and net earnings of Kachler are immaterial to the Company's results of operations.

GIR

    Effective February 28, 1998, the Company acquired all of the outstanding shares of Insurance Alternatives, Inc. and all of the assets and liabilities of Guarantee Insurance Resources (collectively, "GIR") in exchange for 29,029 shares of the Company's Common Stock and a cash payment of $21.4 million. This acquisition has been accounted for as a purchase and the results of operations will be included in the consolidated statements of earnings beginning in March, 1998.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS

    Substantially all of the Company's fixed income securities are investment grade; most are A rated or better. No high-yield corporate bonds are owned or contemplated. The amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                                                       GROSS          GROSS         ESTIMATED
                                                     AMORTIZED      UNREALIZED      UNREALIZED        MARKET
                                                        COST           GAIN            LOSS           VALUE
                                                   --------------  -------------  --------------  --------------
December 31, 1997:
  Marketable equity securities...................  $   10,221,000  $     140,000  $   (2,022,000) $    8,339,000
  Redeemable preferred stock.....................         788,000          7,000        --               795,000
  US Treasury securities.........................      11,807,000        410,000          (3,000)     12,214,000
  Obligations of states, municipalities and
    political subdivisions.......................     382,108,000     14,883,000        (704,000)    396,287,000
  Other..........................................         418,000       --               (13,000)        405,000
                                                   --------------  -------------  --------------  --------------
    Total securities.............................  $  405,342,000  $  15,440,000  $   (2,742,000) $  418,040,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
December 31, 1996:
  Marketable equity securities...................  $   12,661,000  $     378,000  $     (562,000) $   12,477,000
  Redeemable preferred stock.....................       8,060,000         81,000         (31,000)      8,110,000
  US Treasury securities.........................      11,808,000        234,000         (17,000)     12,025,000
  Obligations of states, municipalities and
    political subdivisions.......................     351,581,000      6,777,000      (1,393,000)    356,965,000
  Other..........................................         395,000         60,000        --               455,000
                                                   --------------  -------------  --------------  --------------
    Total securities.............................  $  384,505,000  $   7,530,000  $   (2,003,000) $  390,032,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------

    The amortized cost and estimated market value of fixed income securities at December 31, 1997, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                     ESTIMATED
                                                                                     AMORTIZED         MARKET
                                                                                        COST           VALUE
                                                                                   --------------  --------------
Due in 1 year or less............................................................  $   13,126,000  $   13,151,000
Due after 1 year through 5 years.................................................     123,137,000     126,691,000
Due after 5 years through 10 years...............................................     127,270,000     132,278,000
Due after 10 years through 15 years..............................................      97,341,000     102,064,000
Due after 15 years...............................................................      34,247,000      35,517,000
                                                                                   --------------  --------------
    Total fixed income securities................................................  $  395,121,000  $  409,701,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    As of December 31, 1997, the Company's insurance company subsidiaries had deposited fixed income securities with an amortized cost of approximately $16.7 million (market: $17.3 million) to meet the deposit requirements of various insurance departments.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)
    The sources of net investment income for the three years ended December 31, 1997, are detailed below:

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Fixed income securities.............................................  $  20,937,000  $  19,140,000  $  16,668,000
Short-term investments..............................................      5,672,000      3,900,000      4,129,000
Equity securities...................................................        711,000      1,114,000      1,361,000
Other...............................................................        445,000         18,000        152,000
                                                                      -------------  -------------  -------------
  Total investment income...........................................     27,765,000     24,172,000     22,310,000
Investment expense..................................................        (47,000)      (577,000)      (562,000)
                                                                      -------------  -------------  -------------
  Net investment income.............................................  $  27,718,000  $  23,595,000  $  21,748,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    All investments in fixed income securities were income producing for the twelve months preceding December 31, 1997.

    Realized pre-tax gain (loss) on the sale of investments is as follows:

                                                                             GAIN          LOSS           NET
                                                                         ------------  -------------  ------------
For the year ended December 31, 1997:
  Fixed income.........................................................  $     68,000  $    (242,000) $   (174,000)
  Equity securities....................................................       113,000       (268,000)     (155,000)
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $    181,000  $    (510,000) $   (329,000)
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------
For the year ended December 31, 1996:
  Fixed income securities..............................................  $    543,000  $    (514,000) $     29,000
  Equity securities....................................................     9,002,000       (690,000)    8,312,000
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $  9,545,000  $  (1,204,000) $  8,341,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------
For the year ended December 31, 1995:
  Fixed income securities..............................................  $  1,005,000  $    (634,000) $    371,000
  Equity securities....................................................     2,257,000       (994,000)    1,263,000
  Other................................................................         2,000       --               2,000
                                                                         ------------  -------------  ------------
    Realized gain (loss)...............................................  $  3,264,000  $  (1,628,000) $  1,636,000
                                                                         ------------  -------------  ------------
                                                                         ------------  -------------  ------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

    The following table summarizes property and equipment at December 31, 1997 and 1996:

                                                                                                    ESTIMATED
                                                                       1997           1996         USEFUL LIFE
                                                                   -------------  -------------  ----------------
Buildings and improvements.......................................  $  13,291,000  $  12,733,000   30 to 45 years
Furniture, fixtures and equipment................................     13,203,000     11,285,000   3 to 10 years
Management information systems...................................     13,684,000      9,665,000    3 to 7 years
                                                                   -------------  -------------  ----------------
    Total property and equipment.................................     40,178,000     33,683,000
Less accumulated depreciation and amortization...................    (20,336,000)   (17,018,000)
                                                                   -------------  -------------
    Property and equipment, net..................................  $  19,842,000  $  16,665,000
                                                                   -------------  -------------
                                                                   -------------  -------------

    Depreciation and amortization expense on property and equipment was approximately $3.5 million, $3.4 million and $2.7 million for the years ended December 31, 1997, 1996 and 1995, respectively.

(5) NOTES PAYABLE

    Notes payable at December 31, 1997 and 1996 are shown in the table below. The estimated fair value of the notes payable at December 31, 1997 and 1996, which is based on current rates offered to the Company for debt with similar terms, approximates the carrying value.

                                                                                         1997           1996
                                                                                     -------------  -------------
First note.........................................................................  $    --        $  16,250,000
Second note........................................................................       --            3,667,000
Line of credit.....................................................................       --           53,000,000
Facility...........................................................................     80,750,000       --
                                                                                     -------------  -------------
    Total notes payable............................................................  $  80,750,000  $  72,917,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The first note was payable to a bank in quarterly installments of $1.5 million plus interest increasing to quarterly installments of $1.8 million plus interest as of October 1, 1997. Interest was payable quarterly at the prime rate. During February, 1994, the first note was amended changing the interest rate to a fixed rate of 6 1/2% until February 7, 1997. The rate reverted back to the prime rate after such date or could be set at London Interbank Offering Rate ("LIBOR") plus 2 1/4% at the Company's discretion. The note was collateralized by all of the Common Stock of HC. The loan agreement contained certain restrictive covenants, including restrictions on certain transactions in the Company's capital stock or the capital stock of HC and the maintenance of required financial ratios.

    The second note represented a $10.0 million unsecured five-year term loan with a bank. The loan was being repaid in 60 monthly principal installments of $166,667, plus interest. Interest was payable on a fluctuating basis equal to LIBOR plus 1.65%.

    The outstanding advance at December 31, 1996, on the line of credit, was owed to a bank that allowed AVEMCO to borrow up to $60.0 million through April 30, 1997. Interest was payable at the lower of the bank's floating prime rate or the daily LIBOR plus 1.45%. The Company also had the option, at any time, to convert any portion of the outstanding principal balance of the loan into term notes, which could be amortized over any period not to extend beyond December 31, 2000. The line of credit facility required AVEMCO to maintain a consolidated net worth, as defined, of $48.9 million. Other covenants provided for

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE (CONTINUED)
certain limitations on AVEMCO's liability to net worth ratio, cash flow to current portion of long term debt, the acquisition, disposition and pledging of assets, incurring of indebtedness, and required its insurance subsidiary to maintain a certain statutory policyholders' surplus and net premium written to policyholders' surplus ratio.

    All of the above notes were repaid during 1997. Effective December 30, 1997, the Company executed a $120.0 million revolving credit facility ("Facility") with a group of banks. Borrowing under the Facility may be made by the Company until the expiration of the Facility on December 30, 1999, at which time all principal is due. Outstanding loans under the Facility bear interest at the Company's option of either the prime rate (8 1/2% at December 31, 1997) or at the current London Interbank Offering Rate ("LIBOR") (5.72% at December 31,
1997) plus 1%. The loan is collateralized in part by the common stock of HC and AIC. The agreement contains restrictive covenants, including minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and the maintenance of required financial ratios. The initial funding from the Facility was used, among other things, to refinance the then existing outstanding loans.

    At December 31, 1997, HC maintained a revolving line of credit with a bank in the maximum amount of $12.0 million available through April 30, 1998. Advances under the line of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of HC and short-term direct cash advances. The line of credit is collateralized by securities having an aggregate market value of up to $15.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the line is payable at the bank's prime rate of interest (8 1/2% at December 31, 1997). At December 31, 1997, letters of credit totaling $10.3 million had been issued to insurance companies by the bank on behalf of HC, with total securities collateralizing the line of $12.9 million.

(6) INCOME TAX

    Several of the Company's foreign subsidiaries are not subject to foreign income taxes and no material foreign income tax expense was incurred for the three years ended December 31, 1997. United States Federal income taxes are provided on all foreign earnings. As of December 31, 1997 and 1996, the Company had income taxes receivable (payable) of $3.7 million and ($1.3 million), respectively. For Federal income tax purposes, LDG has approximately $11.4 million of net operating loss carry forwards which will expire in the year 2010. The components of the income tax provision for the three years ended December 31, 1997, are as follows:

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Current.............................................................  $  19,367,000  $  17,709,000  $  11,769,000
Deferred:
  Change in net deferred tax at current enacted tax rate............      4,074,000     (7,835,000)    (1,868,000)
  Change in deferred tax valuation allowance........................       (144,000)      --              (17,000)
                                                                      -------------  -------------  -------------
    Total income tax provision......................................  $  23,297,000  $   9,874,000  $   9,884,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
    The composition of deferred tax assets and liabilities and the related tax effects as of December 31, 1997 and 1996, are as follows:

                                                                                           1997          1996
                                                                                       ------------  -------------
Tax net operating loss carry forward.................................................  $  4,806,000  $   7,820,000
Excess of financial unearned premium over tax........................................     4,944,000      7,472,000
Effect of loss reserve discounting and salvage and subrogation accrual for tax.......     4,398,000      4,144,000
Bad debt and accrued expenses, deducted for financial over tax.......................     3,258,000      2,313,000
                                                                                       ------------  -------------
    Total assets.....................................................................    17,406,000     21,749,000
Excess of financial over currently taxable earnings from foreign subsidiaries........       821,000        421,000
Unrealized gain on increase in value of securities available for sale (shareholders'
  equity)............................................................................     4,455,000      1,903,000
Deferred policy acquisition costs, net of ceding commissions, deductible for tax.....     3,136,000      5,091,000
Property and equipment depreciation and other items..................................     2,355,000      1,698,000
                                                                                       ------------  -------------
    Total liabilities................................................................    10,767,000      9,113,000
                                                                                       ------------  -------------
    Net deferred tax asset...........................................................  $  6,639,000  $  12,636,000
                                                                                       ------------  -------------
                                                                                       ------------  -------------

    Changes in the valuation allowance account applicable to the net deferred tax asset are as follows:

                                                                                     1997       1996       1995
                                                                                  ----------  ---------  ---------
Balance, beginning of year......................................................  $   54,000  $  --      $  17,000
Increase charged (decrease credited) to income..................................    (144,000)    --        (17,000)
Valuation allowance acquired....................................................     188,000     54,000     --
                                                                                  ----------  ---------  ---------
    Balance, end of year........................................................  $   98,000  $  54,000  $       0
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

    The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate:

                                                                   1997           1996           1995
                                                               -------------  -------------  -------------
Statutory tax rate...........................................           35.0%          35.0%          35.0%
Federal tax at statutory rate................................  $  25,567,000  $  16,941,000  $  14,550,000
Nontaxable municipal bond interest and dividends received
  deduction..................................................     (6,065,000)    (5,792,000)    (4,672,000)
State income taxes...........................................      2,242,000        102,000        430,000
Tax exempt status of S Corporation...........................       --           (1,617,000)      (722,000)
Deferred taxes at date of S Corporation conversion...........       --             (680,000)      --
Other, net (primarily non deductible expenses)...............      1,553,000        920,000        298,000
                                                               -------------  -------------  -------------
    Income tax provision.....................................  $  23,297,000  $   9,874,000  $   9,884,000
                                                               -------------  -------------  -------------
                                                               -------------  -------------  -------------
    Effective tax rate.......................................           31.9%          20.4%          23.8%
                                                               -------------  -------------  -------------
                                                               -------------  -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA

    The Company classifies its activities into two core business segments: 1) property and casualty insurance company operations and 2) insurance agency and brokerage operations. Corporate includes general corporate items, other operations and inter-segment eliminations. The following table shows information by business segment and geographic location:

                                                                                    CORPORATE
                                                      COMPANY         AGENCY        AND OTHER         TOTAL
                                                   --------------  -------------  --------------  --------------
For the year ended December 31, 1997:
Revenue:
  Domestic.......................................  $  171,713,000  $  74,411,000  $    8,616,000  $  254,740,000
  Foreign........................................      14,967,000      3,703,000        --            18,670,000
  Inter-segment..................................       1,380,000      4,280,000      (5,660,000)       --
                                                   --------------  -------------  --------------  --------------
    Total revenue................................  $  188,060,000  $  82,394,000  $    2,956,000  $  273,410,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Net earnings:
  Domestic.......................................  $   34,367,000  $  20,726,000  $  (12,081,000) $   43,012,000
  Foreign........................................       6,333,000        406,000        --             6,739,000
                                                   --------------  -------------  --------------  --------------
    Total net earnings...........................  $   40,700,000  $  21,132,000  $  (12,081,000) $   49,751,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Depreciation and amortization....................  $    1,453,000  $   2,815,000  $      895,000  $    5,163,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Capital expenditures.............................  $    2,838,000  $   3,416,000  $      464,000  $    6,718,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
For the year ended December 31, 1996:
Revenue:
  Domestic.......................................  $  186,272,000  $  46,388,000  $   13,267,000  $  245,927,000
  Foreign........................................      20,730,000      3,722,000        --            24,452,000
  Inter-segment..................................         600,000        763,000      (1,363,000)       --
                                                   --------------  -------------  --------------  --------------
    Total revenue................................  $  207,602,000  $  50,873,000  $   11,904,000  $  270,379,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------

For the year ended December 31, 1996:
Net earnings:
  Domestic.......................................  $   35,610,000  $     149,000  $   (2,422,000) $   33,337,000
  Foreign........................................       6,151,000       (958,000)       --             5,193,000
                                                   --------------  -------------  --------------  --------------
    Total net earnings...........................  $   41,761,000  $    (809,000) $   (2,422,000) $   38,530,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Depreciation and amortization....................  $    1,583,000  $   1,378,000  $    1,067,000  $    4,029,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------
Capital expenditures.............................  $      617,000  $   1,818,000  $      468,000  $    2,903,000
                                                   --------------  -------------  --------------  --------------
                                                   --------------  -------------  --------------  --------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    Non-recurring compensation expense of $24.0 million (pre-tax) caused a net loss for the agency segment during 1996.

                                                                                     CORPORATE
                                                       COMPANY         AGENCY        AND OTHER        TOTAL
                                                    --------------  -------------  -------------  --------------
For the year ended December 31, 1995:
Revenue:
  Domestic........................................  $  164,051,000  $  38,185,000  $  11,816,000  $  214,052,000
  Foreign.........................................      16,545,000      3,388,000       --            19,933,000
  Inter-segment...................................         474,000        383,000       (857,000)       --
                                                    --------------  -------------  -------------  --------------
    Total revenue.................................  $  181,070,000  $  41,956,000  $  10,959,000  $  233,985,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Net earnings:
  Domestic........................................  $   25,108,000  $   4,367,000  $  (3,487,000) $   25,988,000
  Foreign.........................................       5,240,000        460,000       --             5,700,000
                                                    --------------  -------------  -------------  --------------
    Total net earnings............................  $   30,348,000  $   4,827,000  $  (3,487,000) $   31,688,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Depreciation and amortization.....................  $    1,072,000  $   1,275,000  $     996,000  $    3,343,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
Capital expenditures..............................  $    2,411,000  $   1,306,000  $   1,311,000  $    5,028,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

    Identifiable assets by business segment and geographic location are shown in the following table:

                                                                                   CORPORATE
                                                    COMPANY          AGENCY        AND OTHER         TOTAL
                                                 --------------  --------------  -------------  ----------------
December 31, 1997:
  Domestic.....................................  $  811,462,000  $  270,691,000  $  42,874,000  $  1,125,027,000
  Foreign......................................      66,572,000      31,164,000       --              97,736,000
                                                 --------------  --------------  -------------  ----------------
    Total identifiable assets..................  $  878,034,000  $  301,855,000  $  42,874,000  $  1,222,763,000
                                                 --------------  --------------  -------------  ----------------
                                                 --------------  --------------  -------------  ----------------
December 31, 1996:
  Domestic.....................................  $  666,117,000  $  136,553,000  $  37,625,000  $    840,295,000
  Foreign......................................      98,863,000      24,941,000       --             123,804,000
                                                 --------------  --------------  -------------  ----------------
    Total identifiable assets..................  $  764,980,000  $  161,494,000  $  37,625,000  $    964,099,000
                                                 --------------  --------------  -------------  ----------------
                                                 --------------  --------------  -------------  ----------------

    During the years ended December 31, 1997, 1996 and 1995, one broker in London, England, produced gross written premium ("GWP") to the Company of approximately $42.8 million, $25.7 million and $31.2 million, respectively. This represents 12%, 7% and 11% of the Company's total GWP for those years.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    The Company has insureds and/or reinsureds in approximately 100 countries world-wide. The following table shows the geographical distribution of GWP written by the domestic insurance company subsidiaries based on location of the insureds and reinsureds for the three years ended December 31, 1997:

                                                  1997                         1996                         1995
                                       ---------------------------  ---------------------------  ---------------------------
                                            GWP             %            GWP             %            GWP             %
                                       --------------  -----------  --------------  -----------  --------------  -----------
United States........................  $  224,833,000         68%   $  194,546,000         62%   $  187,826,000         59%
Europe...............................      24,581,000          7        39,135,000         12        47,022,000         15
South America........................      24,492,000          7        26,033,000          8        30,093,000          9
Central America......................      15,109,000          5        19,253,000          6        22,241,000          7
Other................................      42,316,000         13        36,525,000         12        33,269,000         10
                                       --------------        ---    --------------        ---    --------------        ---
    Total GWP........................  $  331,331,000        100%   $  315,492,000        100%   $  320,451,000        100%
                                       --------------        ---    --------------        ---    --------------        ---
                                       --------------        ---    --------------        ---    --------------        ---

(8)  REINSURANCE

    In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy local licensing or other requirements. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                                  LOSS AND LOSS
                                                                                                   ADJUSTMENT
                                                               WRITTEN PREMIUM  EARNED PREMIUM       EXPENSE
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1997:
  Direct business............................................  $   177,728,000  $   174,533,000  $   126,861,000
  Reinsurance assumed........................................      168,671,000      180,339,000      165,831,000
  Reinsurance ceded..........................................     (203,027,000)    (191,782,000)    (196,178,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $   143,372,000  $   163,090,000  $    96,514,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1996:
  Direct business............................................  $   178,969,000  $   186,417,000  $   122,940,000
  Reinsurance assumed........................................      158,309,000      146,606,000      105,085,000
  Reinsurance ceded..........................................     (149,003,000)    (157,714,000)    (113,561,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $   188,275,000  $   175,309,000  $   114,464,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------
For the year ended December 31, 1995:
  Direct business............................................  $   191,068,000  $   173,012,000  $   131,255,000
  Reinsurance assumed........................................      148,037,000      128,924,000       79,705,000
  Reinsurance ceded..........................................     (154,780,000)    (142,348,000)    (105,586,000)
                                                               ---------------  ---------------  ---------------
    Net amounts..............................................  $   184,325,000  $   159,588,000  $   105,374,000
                                                               ---------------  ---------------  ---------------
                                                               ---------------  ---------------  ---------------

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(8)  REINSURANCE (CONTINUED)

    The table below represents the composition of reinsurance recoverables in the accompanying consolidated balance sheets:

                                                                    1997            1996
                                                               --------------  --------------
Reinsurance recoverable on paid losses.......................  $   50,461,000  $   22,977,000
Reinsurance recoverable on outstanding losses................     140,516,000     102,350,000
Reinsurance recoverable on IBNR..............................      14,858,000       9,416,000
Reserve for uncollectible reinsurance........................      (2,535,000)     (2,415,000)
                                                               --------------  --------------
    Total reinsurance recoverables...........................  $  203,300,000  $  132,328,000
                                                               --------------  --------------
                                                               --------------  --------------

    The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At December 31, 1997, the Company held letters of credit and cash deposits in the amounts of $93.9 million and $8.6 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.5 million as of December 31, 1997, to reduce the effects of any recoverable problem.

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

                                                                                 REINSURANCE        LETTERS OF
                                                                               RECOVERABLES AND    CREDIT, CASH
                                                                                CEDED UNEARNED     DEPOSITS AND
REINSURER                                                      LOCATION            PREMIUM        OTHER PAYABLES
--------------------------------------------------------  -------------------  ----------------  ----------------
December 31, 1997:
  Underwriters at Lloyd's...............................  London, England       $   31,687,000    $   17,778,000
  Underwriters Indemnity Company........................  Houston, TX               28,925,000         6,825,000
  Reinsurance Australia Corporation, Ltd................  Sydney, Australia         28,921,000        31,965,000
  SCOR Reinsurance Company..............................  New York, NY              23,625,000        10,707,000
  AXA Reinsurance Company...............................  Wilmington, DE            21,004,000         7,790,000
  GIO Insurance Limited.................................  Sydney, Australia         18,610,000        20,551,000
  New Cap Reinsurance Corporation, Ltd..................  Sydney, Australia         18,496,000        16,295,000
  Reliance Insurance Company............................  Philadelphia, PA          10,991,000         1,553,000

December 31, 1996:
  Underwriters at Lloyd's...............................  London, England       $   28,987,000    $   18,446,000
  GIO Insurance Limited.................................  Sydney, Australia         25,204,000        26,106,000
  Reinsurance Australia Corporation, Ltd................  Sydney, Australia         20,562,000        19,332,000
  Underwriters Indemnity Company........................  Houston, TX               12,531,000         5,934,000
  SCOR Reinsurance Company..............................  New York, NY              11,105,000         2,428,000
  AXA Reinsurance Company...............................  Wilmington, DE            10,402,000         2,759,000

    Approximately $2.2 million in recoverables is due from reinsurers that are either under regulatory supervision or insolvent. The Company holds letters of credit and cash deposits totaling $2.0 million to collateralize these balances plus other credits of $1.1 million available for potential offset. The Company is

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(8)  REINSURANCE (CONTINUED)
involved in a dispute with two reinsurers over coverage and other issues. The Company believes the reinsurers' positions are without merit and all amounts due from the reinsurers will be recovered. The total amount in dispute is approximately $3.5 million.

(9)  COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is a party to numerous lawsuits arising in the normal course of business. Many of the pending lawsuits involve claims under policies underwritten or reinsured by the Company, which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

FOREIGN CURRENCY FORWARD CONTRACTS

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations, primarily GBP. The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. During 1997, the average GBP liability, for subsidiaries whose functional currency was the United States dollar, was approximately L793,000 ($1.3 million at the December 31, 1997, rate of exchange) which was hedged by an average open forward contract balance of approximately L125,000 ($206,000 at the December 31, 1997, rate of exchange). There are no open foreign currency forward contracts as of December 31, 1997. The Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts.

    The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

LEASES

    The Company leases administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through November, 2005. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The Company has recognized rent expense on a straight-line basis over the terms of these leases. In addition, the Company leases computer equipment and automobiles under operating leases expiring at various dates through the year 2002. Rent expense under these leases amounted to $3.7 million, $2.5 million and $2.0 million for the years ended December 31, 1997, 1996 and 1995, respectively.

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(9)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1997, future minimum annual rental payments required under the long-term non-cancelable operating leases, excluding certain expenses payable by the Company, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                                                                      AMOUNT DUE
---------------------------------------------------------------------------------------------------  -------------
          1998.....................................................................................  $   4,189,000
          1999.....................................................................................      3,917,000
          2000.....................................................................................      3,618,000
          2001.....................................................................................      3,112,000
          2002.....................................................................................      1,747,000
Thereafter.........................................................................................      1,212,000
                                                                                                     -------------
Total future minimum annual rental payments due....................................................  $  17,795,000
                                                                                                     -------------
                                                                                                     -------------

SYSTEMS SOFTWARE

    The Company is committed to purchase and install major new systems software, principally at its insurance company subsidiaries, in 1998. The approximate cost of that software is $4.4 million.

CATASTROPHE EXPOSURE

    The Company writes business in areas exposed to catastrophic losses and has significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states, particularly Florida and Texas, the Caribbean and Mexico. The Company carefully assesses its overall exposures to a single catastrophic event and applies procedures that it believes are more conservative than are typically used by the industry to ascertain the Company's probable maximum loss ("PML") from any single event. The Company maintains reinsurance protection which it believes is sufficient to cover any foreseeable event.

(10)  RELATED PARTY TRANSACTIONS

    Certain of the Company's directors are officers, directors or owners of business entities with which the Company transacts business. Balances with these business entities and other related parties included in the accompanying consolidated balance sheets are as follows:

                                                                                           1997           1996
                                                                                       -------------  ------------
Reinsurance recoverables.............................................................  $  21,191,000  $  3,472,000
Premiums, claims and other receivables...............................................      2,677,000     2,250,000
Ceded unearned premium...............................................................      7,734,000     9,059,000
Other assets, net....................................................................      2,892,000       773,000
Loss and loss adjustment expense payable.............................................        661,000       663,000
Reinsurance balances payable.........................................................      5,564,000     3,780,000
Premium payable......................................................................      1,754,000     1,532,000
Accounts payable and accrued liabilities.............................................        325,000       --

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(10)  RELATED PARTY TRANSACTIONS (CONTINUED)
    Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

                                                                               1997          1996         1995
                                                                           ------------  ------------  ----------
Gross earned premium.....................................................  $    672,000  $    871,000  $   --
Ceded earned premium.....................................................    16,041,000    12,050,000   1,194,000
Commission income........................................................     1,267,000     1,249,000      --
Investment income........................................................       405,000       --           --
Gross loss and loss adjustment expense...................................       671,000       661,000     106,000
Ceded loss and loss adjustment expense...................................    17,868,000     5,852,000     185,000
Other operating expense..................................................       807,000     1,011,000     758,000

    During 1995, $63,000 was paid to a related party for construction management services related to improvements to the Company's offices in Houston, Texas. During 1997, the Company committed to invest $5.0 million in an investment partnership managed by a related party. At December 31, 1997, no amount had been invested under this commitment.

(11)  EMPLOYEE BENEFIT PLANS

    The Company has defined contribution retirement plans under Section 401(k) of the Internal Revenue Code which cover substantially all of the domestic employees who meet specified service requirements. The Company's contributions of these plans are based on varying percentages of the employees' contributions, up to varying maximum levels. The Company contributed $858,000, $997,000 and $1,113,000 to the plans for the years ended December 31, 1997, 1996 and 1995, respectively, which is included in compensation expense in the accompanying consolidated statements of earnings.

    AVEMCO had a non-contributory defined benefit retirement plan covering substantially all of its employees who met specified age and service requirements. Benefits were based on years of service and final average compensation and were integrated with the provisions of the Federal Insurance Compensation Act (Social Security), as provided for in the plan. Pension plan assets are a diversified mix of stock and bond mutual funds. AVEMCO's funding policy was to contribute amounts that met minimum funding requirements, but which did not exceed the maximum funding limits as currently determined under applicable tax regulations. This plan was terminated at December 31, 1997, at which time the participants' accounts became fully vested. At December 31, 1997, the vested benefits, calculated utilizing an interest rate of 7.25%, amounted to $6.0 million and the fair value of the assets of the plan was $8.1 million. In accordance with applicable regulations, the plan's assets will be distributed to participants during 1998. The Company is not obligated for contributions to the plan subsequent to December 31, 1997. It is expected that the assets of the plan will be sufficient to cover the vested benefits which are to be paid to the participants.

    Total pension expense (credit) under the AVEMCO plan amounted to $0, ($590,000), and $512,000 for the years ended December 31, 1997, 1996 and 1995, respectively. A curtailment gain of $1,044,000 was recognized in the 1996 pension credit as a result of AVEMCO's decision to eliminate certain future service time credits.

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(12)  SHAREHOLDERS' EQUITY

    Under the Texas Insurance Code, HC must maintain minimum statutory capital of $1,000,000 and minimum statutory surplus of $1,000,000, and can only pay dividends out of surplus funds. In addition, HC is limited in the amount of dividends which it may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net investment income for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior calendar year end. During 1998, HC's ordinary dividend capacity will be approximately $23.3 million.

    AIC is limited by the state of Maryland in the amount of dividends which it may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net income for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. On December 30, 1997, AIC paid an extraordinary dividend of $13.7 million, which was approved by the Maryland Insurance Administration. AIC needs prior regulatory approval for all dividends until December 30, 1998, at which time AIC's ordinary dividend capacity will become approximately $6.8 million.

    As of December 31, 1997, all of the domestic insurance company subsidiaries total adjusted capital greatly exceeded the NAIC authorized control level risk-based capital.

(13)  STOCK OPTIONS

    The Company has five option plans, the 1994 Non-employee Director Stock Option Plan, the 1996 Non-employee Director Stock Option Plan, the 1992 Incentive Stock Option Plan, the 1995 Flexible Incentive Plan, and the 1997 Flexible Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of Common Stock of the Company. As of December 31, 1997, 5,987,251 shares of Common Stock were reserved for the exercise of options, of which 3,508,226 shares were reserved for options previously granted and 2,479,025 shares were reserved for future issuances of options.

    Options generally vest over a one, three or five year period and expire ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying consolidated financial statements. During 1996, such compensation expense amounted to $494,000. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $43.8 million, or $0.94 per share for the year ended December 31, 1997, and $37.5 million, or $0.84 per share, for the year ended December 31, 1996. The pro forma compensation cost for the year ended December 31, 1995, is less than $100,000. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following weighted average assumptions: a) risk free interest rate of 6.2% for 1997, 5.6% for 1996 and 6.6% for 1995, b) expected volatility factor of .3, c) dividend yield of
 .56% for 1997, .3% for 1996 and 0% for 1995, and d) expected option life of five years for 1997 and six years for 1996 and 1995.

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(13)  STOCK OPTIONS (CONTINUED)
    Stock option activity is shown below after adjustment for the effects of the five-for-two stock split payable as a 150% stock dividend to shareholders of record April 30, 1996 (See Note 1.)

                                                 1997                                 1996                          1995
                                 ------------------------------------  ----------------------------------  -----------------------
                                               AVERAGE                               AVERAGE     AVERAGE                 AVERAGE
                                 NUMBER OF    EXERCISE      AVERAGE    NUMBER OF    EXERCISE      FAIR     NUMBER OF    EXERCISE
                                   SHARES       PRICE     FAIR VALUE     SHARES       PRICE       VALUE      SHARES       PRICE
                                 ----------  -----------  -----------  ----------  -----------  ---------  ----------  -----------
Outstanding, beginning of
  year.........................   3,124,793   $   13.03                 2,935,863   $   11.71               2,076,212   $   10.76
Granted at market value........   1,301,500       22.88    $    7.98      292,500       23.63   $    9.87   1,078,751       12.29
Granted below market value.....      --          --           --           60,000       13.01       11.51      16,000        7.70
Cancelled......................    (123,700)      24.37                   (12,250)      11.51                 (77,184)       7.54
Exercised......................    (530,542)      12.80                  (120,420)       4.52                (147,191)       3.92
AVEMCO option activity prior to
  combination:
Granted at market value........      --          --           --           45,600       15.25        4.69       9,000       16.44
Cancelled......................      (1,375)      15.84                   (61,850)      20.02                 (11,925)      20.10
Exercised......................    (262,450)      16.00                   (14,650)       8.54                  (7,800)      11.15
                                 ----------  -----------               ----------  -----------             ----------  -----------
Outstanding, end of year.......   3,508,226   $   16.22                 3,124,793   $   13.03               2,935,863   $   11.71
                                 ----------  -----------               ----------  -----------             ----------  -----------
                                 ----------  -----------               ----------  -----------             ----------  -----------
Exercisable, end of year.......   1,230,145   $   11.60                 1,491,792   $   12.72               1,167,342   $   12.29
                                 ----------  -----------               ----------  -----------             ----------  -----------
                                 ----------  -----------               ----------  -----------             ----------  -----------

                                   AVERAGE
                                 FAIR VALUE
                                 -----------
Outstanding, beginning of
  year.........................
Granted at market value........   $    4.99
Granted below market value.....        5.70
Cancelled......................
Exercised......................
AVEMCO option activity prior to
  combination:
Granted at market value........        4.91
Cancelled......................
Exercised......................
Outstanding, end of year.......
Exercisable, end of year.......

    Options outstanding at December 31, 1997, are shown on the following schedule:

                                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                            ----------------------------------------
                                                                            AVERAGE                   -----------------------
                                                                           REMAINING       AVERAGE                  AVERAGE
                                                            NUMBER OF     CONTRACTUAL     EXERCISE    NUMBER OF    EXERCISE
RANGE OF EXERCISE PRICES                                      SHARES         LIFE           PRICE       SHARES       PRICE
----------------------------------------------------------  ----------  ---------------  -----------  ----------  -----------
Under $10.00..............................................     743,829      4.63 years    $    6.26      459,615   $    5.52
$10.01--$15.00............................................   1,006,747            7.89        12.39      511,130       12.36
$15.01--$21.00............................................     160,300            4.95        17.11      120,300       16.50
Over $21.00...............................................   1,597,350            8.75        23.18      139,100       24.70
                                                            ----------  ---------------  -----------  ----------  -----------
Total options.............................................   3,508,226      7.46 years    $   16.22    1,230,145   $   11.60
                                                            ----------  ---------------  -----------  ----------  -----------
                                                            ----------  ---------------  -----------  ----------  -----------

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(14)  EARNINGS PER SHARE

    The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 1997:

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Net earnings........................................................  $  49,751,000  $  38,530,000  $  31,688,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Reconciliation of number of shares outstanding:
Shares of Common Stock outstanding at year end......................     46,159,000     44,115,000     17,299,000
Changes in Common Stock due to issuance.............................       (764,000)      (920,000)      (908,000)
Effect of five-for-two stock split..................................       --             --           24,586,000
                                                                      -------------  -------------  -------------
  Weighted average Common Stock outstanding.........................     45,395,000     43,195,000     40,977,000
Additional dilutive effect of outstanding options (as determined by
  the application of the treasury stock method).....................      1,214,000      1,248,000        215,000
Effect of five-for-two stock split..................................       --             --              321,000
                                                                      -------------  -------------  -------------
Weighted average Common Stock and potential common stock
  outstanding.......................................................     46,609,000     44,443,000     41,513,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    As of December 31, 1997, there were 142,183 options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(15)  STATUTORY TO GAAP RECONCILIATIONS

    Reconciliations of statutory policyholders' surplus as of December 31, 1997 and 1996, and net income for the three years ended December 31, 1997, of the Company's insurance company subsidiaries included

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(15) STATUTORY TO GAAP RECONCILIATIONS (CONTINUED) in those companies' respective filings with regulatory authorities to the amounts shown in the accompanying consolidated financial statements on the basis of GAAP are as follows:

                                                                                        1997            1996
                                                                                   --------------  --------------
Statutory policyholders' surplus.................................................  $  331,922,000  $  288,863,000
Difference in carrying value of fixed income securities..........................      11,970,000       4,519,000
Difference in unearned premium...................................................       1,653,000      (4,309,000)
Assets non-admitted for statutory reporting......................................       4,390,000       3,770,000
Deferred policy acquisition costs net of deferred ceding commissions capitalized
  for GAAP.......................................................................       2,713,000       7,303,000
Deferred income taxes recorded for GAAP..........................................       3,899,000       5,175,000
Statutory provisions for reinsurance, net of GAAP reserve for uncollectible
  reinsurance....................................................................       5,838,000       2,904,000
Excess of statutory reserves over statement reserves.............................        --             2,511,000
Other............................................................................        --            (2,662,000)
                                                                                   --------------  --------------
  Shareholder's equity of insurance company subsidiaries on basis of GAAP........     362,385,000     308,074,000
  Equity attributable to non-insurance company parent and subsidiaries, net of
    elimination entries in consolidation.........................................       3,095,000     (11,661,000)
                                                                                   --------------  --------------
  Total shareholders' equity per accompanying consolidated financial statements...................................................................  $  365,480,000  $  296,413,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Statutory net income................................................  $  56,626,000  $  45,079,000  $  31,102,000
Difference in unearned premium......................................        285,000     (4,175,000)      (881,000)
Deferred income tax benefit not recorded for statutory purposes.....        380,000        552,000      1,886,000
Change in deferred policy acquisition costs and deferred ceding
  commissions capitalized for GAAP..................................     (5,647,000)     3,279,000        503,000
Gain on transfer of subsidiary, eliminated for GAAP.................     (4,663,000)      --             --
Provision for reinsurance not expensed for statutory purposes.......       --              100,000       (900,000)
Other, net..........................................................        (30,000)       195,000        517,000
                                                                      -------------  -------------  -------------
  Net income of insurance company subsidiaries on basis of GAAP.....     46,951,000     45,030,000     32,227,000
Net income (loss) attributable to non-insurance parent and
  subsidiaries......................................................      2,800,000     (6,500,000)      (539,000)
                                                                      -------------  -------------  -------------
  Net earnings per accompanying consolidated financial statements...  $  49,751,000  $  38,530,000  $  31,688,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(16)  SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the three years ended December 31, 1997, is summarized below:

                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Interest paid.......................................................  $   6,712,000  $   5,027,000  $   6,344,000
Income tax paid.....................................................     24,132,000     16,426,000     10,747,000
Dividends declared but not paid at year end.........................      1,386,000        717,000       --

    The unrealized gain or loss on securities available for sale, deferred taxes related thereto, and the issuance of the Company's Common Stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in shareholders' equity. During the year ended December 31, 1995, non-cash contributions to LDG's additional paid-in capital of $50,000 were recorded by a reduction in certain payable balances.

(17)  LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The following table provides a reconciliation of the liability of loss and loss adjustment expense ("LAE"), for the three years ended December 31, 1997:

                                                                       1997            1996            1995
                                                                  --------------  --------------  --------------
Reserves for loss and LAE at beginning of the year..............  $  229,049,000  $  200,756,000  $  170,957,000
Less reinsurance recoverables...................................     111,766,000     101,497,000      95,279,000
                                                                  --------------  --------------  --------------
    Net reserves at beginning of the year.......................     117,283,000      99,259,000      75,678,000
Net reserves acquired with purchase of subsidiary...............       1,919,000        --              --
Provision for loss and LAE for claims occurring in the current
  year..........................................................     100,288,000     119,401,000     108,140,000
Increase (decrease) in estimated loss and LAE for claims
  occurring in prior years......................................      (3,774,000)     (4,937,000)     (2,766,000)
                                                                  --------------  --------------  --------------
  Incurred loss and LAE, net of reinsurance.....................      96,514,000     114,464,000     105,374,000
                                                                  --------------  --------------  --------------
Loss and LAE payments for claims occurring during:
Current year....................................................      48,208,000      54,493,000      45,291,000
Prior years.....................................................      47,874,000      41,947,000      36,502,000
                                                                  --------------  --------------  --------------
  Loss and LAE payments, net of reinsurance.....................      96,082,000      96,440,000      81,793,000
                                                                  --------------  --------------  --------------
Net reserves at end of the year.................................     119,634,000     117,283,000      99,259,000
Plus reinsurance recoverables...................................     155,374,000     111,766,000     101,497,000
                                                                  --------------  --------------  --------------
    Reserves for loss and LAE at end of the year................  $  275,008,000  $  229,049,000  $  200,756,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(18)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1997           1997            1997           1997
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 38,659,000    $31,622,000    $ 48,134,000   $  44,675,000
Management fee and commission income..............     25,722,000     17,946,000      16,142,000      16,057,000
Net investment income.............................      7,294,000      7,695,000       6,526,000       6,203,000
Total revenue.....................................     73,294,000     59,072,000      72,519,000      68,525,000
Loss and loss adjustment expense..................     25,977,000     14,467,000      29,452,000      26,618,000
Merger expense....................................        487,000        305,000       5,404,000       1,873,000
Total expense.....................................     59,202,000     33,548,000      57,779,000      49,833,000
Earnings before income tax provision..............     14,092,000     25,524,000      14,740,000      18,692,000
Income tax provision..............................      3,472,000      8,406,000       5,758,000       5,661,000
                                                    --------------  -------------  --------------  -------------
Net earnings......................................   $ 10,620,000    $17,118,000    $  8,982,000   $  13,031,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Basic earnings per share data:
Earnings per share................................   $       0.23    $      0.37    $       0.20   $        0.29
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     46,096,000     45,831,000      45,120,000      44,515,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Diluted earnings per share data:
Earnings per share................................   $       0.23    $      0.36    $       0.19   $        0.28
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     47,036,000     47,122,000      46,383,000      45,848,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

    A charge of $10.0 million (pre tax) for reserve strengthening was recorded during the fourth quarter of 1997.

                  HCC INSURANCE HOLDINGS,INC. AND SUBSIDIARIES

(18)  QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1996           1996            1996           1996
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 49,673,000    $41,394,000    $ 41,953,000   $  42,289,000
Management fee and commission income..............     12,082,000     13,143,000      13,750,000      12,381,000
Net investment income.............................      6,269,000      5,892,000       5,742,000       5,692,000
Total revenue.....................................     71,426,000     67,841,000      67,506,000      63,606,000
Loss and loss adjustment expense..................     30,652,000     30,155,000      26,421,000      27,236,000
Merger expense....................................        --             --           24,984,000       1,176,000
Total expense.....................................     51,637,000     49,268,000      72,333,000      48,737,000
Earnings (loss) before income tax provision.......     19,789,000     18,573,000      (4,827,000)     14,869,000
Income tax provision (benefit)....................      5,495,000      5,394,000      (4,354,000)      3,339,000
                                                    --------------  -------------  --------------  -------------
Net earnings (loss)...............................   $ 14,294,000    $13,179,000    $   (473,000)  $  11,530,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Basic earnings (loss) per share data:
Earnings (loss) per share.........................   $       0.33    $      0.31    $      (0.01)  $        0.27
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     43,365,000     42,986,000      43,097,000      43,333,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Diluted earnings (loss) per share data:
Earnings (loss) per share.........................   $       0.32    $      0.30    $      (0.01)  $        0.26
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     44,718,000     44,356,000      44,263,000      44,384,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

    All amounts have been restated to include the accounts and operations of LDG and AVEMCO (See Note 2). All share and per share data have been retroactively adjusted to reflect the effects of the shares issued in connection with the combination with LDG and AVEMCO (See Note 1).

                       REPORT OF INDEPENDENT ACCOUNTANTS

    Our report on the consolidated financial statements of HCC Insurance Holdings, Inc. and Subsidiaries is included on page F-1 of this Form 10-K. Such report states that for the years ended December 31, 1996 and 1995, our opinion, insofar as it relates to data included for AVEMCO Corporation for 1996 and 1995, is based solely on the report of the other auditors. In connection with our audits and the report of other auditors, we have also audited the related financial statement schedules listed in the index of this Form 10-K. Our opinion on the financial statement schedules, insofar as it relates to data included for AVEMCO Corporation for 1996 and 1995, is based solely on the report of the other auditors.

    In our opinion, based on our audits and the report of other auditors, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                        COOPERS & LYBRAND L.L.P.

Houston, Texas
March 26, 1998

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

The Board of Directors and Shareholder,
AVEMCO Corporation:

    The audits referred to in our report dated January 31, 1997 (February 28, 1997, as to note 12 and February 18, 1998, as to note 14) include the related financial statement schedules as of December 31, 1996 and for each of the years in the two-year period ended December 31, 1996, not included separately herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    We consent to incorporation by reference in the registration statements (Nos. 33-94472, 33-94468, 333-14479, 333-14471, and 333-88664) on Form S-8 of
HCC Insurance Holdings, Inc. of our report dated January 31, 1997 (February 28, 1997, as to note 12 and February 18, 1998, as to note 14), relating to the consolidated balance sheet of AVEMCO Corporation and subsidiaries as of December 31, 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996, and all related schedules, which reports appear in the December 31, 1997 annual report on Form 10-K of HCC Insurance Holdings, Inc.

                                          KPMG PEAT MARWICK LLP

Washington, D.C.
March 26, 1998

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1997

                            COLUMN A                                 COLUMN B        COLUMN C        COLUMN D
----------------------------------------------------------------  --------------  --------------  --------------
                                                                                                    AMOUNT AT
                                                                                                      WHICH
                                                                                                   SHOWN IN THE
                                                                                                     BALANCE
                       TYPE OF INVESTMENT                              COST           VALUE           SHEET
----------------------------------------------------------------  --------------  --------------  --------------
Fixed maturities:
  Bonds--United States government and government agencies and
    authorities.................................................  $   11,807,000  $   12,214,000  $   12,214,000
  Bonds--states, municipalities and political subdivisions......     173,620,000     180,028,000     180,028,000
  Bonds--special revenue........................................     208,488,000     216,259,000     216,259,000
  Bonds--Canadian government....................................         343,000         329,000         329,000
  Bonds--corporate..............................................          75,000          76,000          76,000
  Redeemable preferred stocks...................................         788,000         795,000         795,000
                                                                  --------------  --------------  --------------
      Total fixed maturities....................................     395,121,000  $  409,701,000     409,701,000
                                                                  --------------  --------------  --------------
                                                                                  --------------

Equity securities:
  Common stocks--banks, trusts & insurance companies............       8,228,000  $    6,582,000       6,582,000
  Common stocks--industrial.....................................         986,000         723,000         723,000
  Non-redeemable preferred stocks...............................       1,007,000       1,034,000       1,034,000
                                                                  --------------  --------------  --------------
      Total equity securities...................................      10,221,000  $    8,339,000       8,339,000
                                                                  --------------  --------------  --------------
                                                                                  --------------
Short-term investments..........................................     105,255,000                     105,255,000
                                                                  --------------                  --------------
      Total investments.........................................  $  510,597,000                  $  523,295,000
                                                                  --------------                  --------------
                                                                  --------------                  --------------

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS
Cash.............................................................................  $      192,000  $      202,000
Short-term investments...........................................................       1,200,000       3,990,000
Investment in subsidiaries.......................................................     404,013,000     309,403,000
Intercompany loan to subsidiary..................................................      41,250,000        --
Deferred Federal income tax......................................................       5,174,000       9,999,000
Other assets.....................................................................         696,000         205,000
                                                                                   --------------  --------------
    Total assets.................................................................  $  452,525,000  $  323,799,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable....................................................................  $   80,750,000  $   16,250,000
Payable to subsidiaries..........................................................       4,755,000       8,636,000
Accounts payable and accrued liabilities.........................................       1,540,000       2,500,000
                                                                                   --------------  --------------
    Total liabilities............................................................      87,045,000      27,386,000
    Total shareholders' equity...................................................     365,480,000     296,413,000
                                                                                   --------------  --------------
    Total liabilities and shareholders' equity...................................  $  452,525,000  $  323,799,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                  See Note to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1997           1996           1995
                                                                      -------------  -------------  -------------
Equity in earnings of subsidiaries..................................  $  56,016,000  $  41,853,000  $  33,909,000
Interest income.....................................................         24,000         41,000         36,000
Interest expense....................................................      1,904,000      1,110,000      2,196,000
Merger related expenses.............................................      3,326,000        907,000       --
Other operating expense.............................................      2,032,000      1,832,000        784,000
                                                                      -------------  -------------  -------------
    Earnings before income tax benefit..............................     48,778,000     38,045,000     30,965,000
Income tax benefit..................................................        973,000        485,000        723,000
                                                                      -------------  -------------  -------------
    Net earnings....................................................  $  49,751,000  $  38,530,000  $  31,688,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                  See Note to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net earnings...................................................  $   49,751,000  $   38,530,000  $   31,688,000
  Adjustment to reconcile net earnings to net cash provided
    (used) by operating activities:
  Undistributed net income of subsidiaries.......................     (56,016,000)    (41,853,000)    (33,909,000)
  Change in deferred Federal income tax, net of tax effect of
    unrealized gain or loss......................................         197,000      (5,423,000)     (1,546,000)
  Amortization and other non-cash expenses.......................          30,000          29,000          10,000
  Change in payable to subsidiary and other......................        (533,000)      8,971,000         230,000
                                                                   --------------  --------------  --------------
    Cash provided (used) by operating activities.................      (6,571,000)        254,000      (3,527,000)

Cash flows from investing activities:
  Cash contributions to subsidiaries.............................     (62,442,000)       --           (24,072,000)
  Purchase of subsidiaries.......................................      (6,483,000)     (1,753,000)       --
  Change in short-term investments...............................       2,790,000      (3,206,000)       (784,000)
  Intercompany loan to subsidiary................................     (41,250,000)       --              --
  Cash dividends from subsidiaries...............................      43,526,000       5,180,000       7,102,000
                                                                   --------------  --------------  --------------
    Cash provided (used) by investing activities.................     (63,859,000)        221,000     (17,754,000)

Cash flows from financing activities:
  Proceeds from note payable.....................................      97,500,000        --              --
  Payments on notes payable......................................     (33,000,000)       --           (28,000,000)
  Sale of Common Stock, net of costs.............................      10,470,000         843,000      48,799,000
  Dividends paid.................................................      (4,550,000)     (1,387,000)       --
                                                                   --------------  --------------  --------------
    Cash provided (used) by financing activities.................      70,420,000        (544,000)     20,799,000
                                                                   --------------  --------------  --------------
    Net decrease in cash.........................................         (10,000)        (69,000)       (482,000)
    Cash at beginning of year....................................         202,000         271,000         753,000
                                                                   --------------  --------------  --------------
    Cash at end of year..........................................  $      192,000  $      202,000  $      271,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

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

                                                                      SCHEDULE 3

                            HCC INSURANCE HOLDINGS, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

                     COLUMN A                COLUMN B        COLUMN C      COLUMN D     COLUMN F       COLUMN G       COLUMN H
                   ------------           ---------------  -------------  -----------  -----------  ---------------  -----------
                                                                (1)           (1)                         (2)

                                                         DECEMBER 31,
                                          -------------------------------------------      FOR THE YEARS ENDED DECEMBER 31,
                                                           FUTURE POLICY               -----------------------------------------
                                                             BENEFITS,                                                BENEFITS,
                                                              LOSSES,                                                  CLAIMS,
                                          DEFERRED POLICY     CLAIMS                                                 LOSSES AND
                                            ACQUISITION      AND LOSS      UNEARNED      PREMIUM    NET INVESTMENT   SETTLEMENT
                     SEGMENTS                  COSTS         EXPENSES      PREMIUMS      REVENUE        INCOME        EXPENSES
                   ------------           ---------------  -------------  -----------  -----------  ---------------  -----------
1997       Company......................     $   2,051       $ 275,008     $ 152,094    $ 163,090      $  23,516      $  96,514
           Agency.......................                                                                   2,976
           Corporate....................                                                                   1,226
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $   2,051       $ 275,008     $ 152,094    $ 163,090      $  27,718      $  96,514
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------
1996       Company......................     $   7,908       $ 229,049     $ 156,268    $ 175,309      $  20,154      $ 114,464
           Agency.......................                                                                   1,971
           Corporate....................                                                                   1,470
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $   7,908       $ 229,049     $ 156,268    $ 175,309      $  23,595      $ 114,464
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------
1995       Company......................     $   4,529       $ 200,756     $ 151,976    $ 159,588      $  19,097      $ 105,374
           Agency.......................                                                                   1,292
           Corporate....................                                                                   1,359
                                               -------     -------------  -----------  -----------       -------     -----------
           Total........................     $   4,529       $ 200,756     $ 151,976    $ 159,588      $  21,748      $ 105,374
                                               -------     -------------  -----------  -----------       -------     -----------
                                               -------     -------------  -----------  -----------       -------     -----------

             COLUMN I        COLUMN J       COLUMN K
           -------------  ---------------  -----------
                                (2)

           AMORTIZATION
            OF DEFERRED
              POLICY
            ACQUISITION   OTHER OPERATING   PREMIUMS
               COSTS         EXPENSES        WRITTEN
           -------------  ---------------  -----------
1997         $  14,099       $  17,700      $ 143,372
                                47,047
                                18,998
           -------------       -------     -----------
             $  14,099       $  83,745      $ 143,372
           -------------       -------     -----------
           -------------       -------     -----------
1996         $  13,459       $  17,171      $ 188,275
                                55,728
                                16,160
           -------------       -------     -----------
             $  13,459       $  89,059      $ 188,275
           -------------       -------     -----------
           -------------       -------     -----------
1995         $  11,590       $  19,613      $ 184,325
                                34,630
                                14,735
           -------------       -------     -----------
             $  11,590       $  68,978      $ 184,325
           -------------       -------     -----------
           -------------       -------     -----------

------------------------

(1) Columns C and D are shown ignoring the effects of reinsurance.

(2) Net investment income was allocated to the company, and therefore the segment, on which the related investment asset was recorded. Other operating expenses were allocated to the company, and therefore the corresponding segment, which actually incurred those expenses.

Note: Column E is omitted because the Company has no other policy claims and benefits payable

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.
                                  REINSURANCE

                  COLUMN A                        COLUMN B        COLUMN C        COLUMN D        COLUMN E        COLUMN F
---------------------------------------------  --------------  --------------  --------------  --------------  --------------
                                                                                    (1)
                                                                                ASSUMED FROM                     PERCENT OF
                                                               CEDED TO OTHER      OTHER                           AMOUNT
EARNED PREMIUM                                  GROSS AMOUNT     COMPANIES       COMPANIES       NET AMOUNT    ASSUMED TO NET
---------------------------------------------  --------------  --------------  --------------  --------------  --------------
For the year ended December 31, 1997:
Property and liability insurance.............  $  173,032,000  $  176,852,000  $  140,423,000  $  136,603,000         103%
Accident and health insurance................       1,501,000      14,930,000      39,916,000      26,487,000         151%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  174,533,000  $  191,782,000  $  180,339,000  $  163,090,000         111%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------
For the year ended December 31, 1996:
Property and liability insurance.............  $  185,477,000  $  157,588,000  $  135,552,000  $  163,441,000          83%
Accident and health insurance................         940,000         126,000      11,054,000      11,868,000          93%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  186,417,000  $  157,714,000  $  146,606,000  $  175,309,000          84%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------
For the year ended December 31, 1995:
Property and liability insurance.............  $  172,541,000  $  142,245,000  $  120,240,000  $  150,536,000          80%
Accident and health insurance................         471,000         103,000       8,684,000       9,052,000          96%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  173,012,000  $  142,348,000  $  128,924,000  $  159,588,000          81%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------

------------------------

(1) Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy local licensing or other requirements.