Form 10-Q
period 1998-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-05-15
CIK 888919

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from __________________ to __________________

Commission file number                       0-20766

     HCC Insurance Holdings, Inc.
-------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)

     Delaware                                       76-0336636
-------------------------------------------------------------------------------
     (State or other jurisdiction of                (IRS Employer
     incorporation or organization)                 Identification No.)

     13403 Northwest Freeway, Houston, Texas        77040-6094
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

Yes  /X/    No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 4, 1998, there were 47,851,759 shares of Common Stock, $1 par value issued and outstanding.

                     HCC INSURANCE HOLDINGS, INC.
                                INDEX

                                                                                      PAGE NO.
                                                                                      --------
Part I.  FINANCIAL INFORMATION

         Item 1. Condensed Consolidated Balance Sheets
                  March 31, 1998 and December 31, 1997..................................  3

                 Condensed Consolidated Statements of Earnings
                  Three Months Ended March 31, 1998 and
                  Three Months Ended March 31, 1997.....................................  4

                 Condensed Consolidated Statements of Changes in Shareholders' Equity
                  Three Months Ended March 31, 1998 and
                  Year Ended December 31, 1997..........................................  5

                 Condensed Consolidated Statements of Cash Flows
                  Three Months Ended March 31, 1998 and
                  Three Months Ended March 31, 1997.....................................  7

                 Notes to Condensed Consolidated Financial Statements...................  8

         Item 2. Management's Discussion and Analysis................................... 13

Part II. OTHER INFORMATION.............................................................. 15

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ---------

                     Condensed Consolidated Balance Sheets
                                  (Unaudited)

                                   ---------

                                                               March 31, 1998        December 31, 1997
                                                               --------------        -----------------
ASSETS

Investments available for sale:
   Fixed income securities, at market
      (cost: 1998 $393,218,000; 1997 $  395,121,000)           $  406,762,000         $  409,701,000
   Marketable equity securities, at market
      (cost: 1998 $8,012,000;  1997 $10,221,000)                    6,474,000              8,339,000
   Short-term investments, at cost, which approximates market     129,133,000            105,255,000
   Other investments, at cost,  which approximates fair value         273,000                     --
                                                               --------------         --------------
      Total investments                                           542,642,000            523,295,000

Cash                                                                6,213,000              7,728,000
Restricted cash and cash investments                               69,346,000             60,063,000
Reinsurance recoverables                                          214,102,000            203,300,000
Premium, claims and other receivables                             282,489,000            252,618,000
Ceded unearned premium                                            105,894,000             84,610,000
Deferred policy acquisition costs                                  25,704,000             21,604,000
Property and equipment, net                                        22,948,000             19,926,000
Deferred income tax                                                 5,450,000              6,817,000
Other assets, net                                                  62,036,000             44,506,000
                                                               --------------         --------------
      TOTAL ASSETS                                             $1,336,824,000         $1,224,467,000
                                                               --------------         --------------
                                                               --------------         --------------
LIABILITIES

Loss and loss adjustment expense payable                       $  277,432,000          $ 275,008,000
Reinsurance balances payable                                       96,484,000             70,249,000
Unearned premium                                                  165,834,000            152,094,000
Deferred ceding commissions                                        25,484,000             19,553,000
Premium and claims payable                                        269,414,000            237,770,000
Notes payable                                                      95,000,000             80,750,000
Accounts payable and accrued liabilities                           25,285,000             23,442,000
                                                               --------------         --------------
      Total liabilities                                           954,933,000            858,866,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 100,000,000 shares authorized;
  (issued and outstanding: 1998 47,851,134 shares; 1997
  47,758,929 shares)                                               47,851,000             47,759,000
Additional paid-in capital                                        156,013,000            154,633,000
Retained earnings                                                 170,382,000            155,209,000
Accumulated other comprehensive income                              7,645,000              8,000,000
                                                               --------------         --------------
      Total shareholders' equity                                  381,891,000            365,601,000
                                                               --------------         --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $1,336,824,000         $1,224,467,000
                                                               --------------         --------------
                                                               --------------         --------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                    --------

                                                                    For the three months ended March 31,
                                                                             1998           1997
                                                                        -------------  -------------
REVENUE

Net earned premium                                                      $  33,927,000  $  44,675,000
Management fee and commission income                                       25,298,000     17,934,000
Net investment income                                                       6,826,000      6,205,000
Computer products and services                                              1,638,000      1,646,000
Net realized investment gain (loss)                                           117,000        (56,000)
                                                                        -------------  -------------
      Total revenue                                                        67,806,000     70,404,000

EXPENSE

Loss and loss adjustment expense                                           17,190,000     26,618,000

Operating expense:
  Policy acquisition costs                                                 15,775,000     14,243,000
  Compensation expense                                                     13,566,000     11,583,000
  Other operating expense                                                   7,700,000      7,011,000
  Merger expense                                                               27,000      1,873,000
  Ceding commissions                                                      (13,540,000)   (10,995,000)
                                                                        -------------  -------------
      Net operating expense                                                23,528,000     23,715,000

Interest expense                                                            1,621,000      1,375,000
                                                                        -------------  -------------
      Total expense                                                        42,339,000     51,708,000
                                                                        -------------  -------------
      Earnings before income tax provision                                 25,467,000     18,696,000

Income tax provision                                                        8,380,000      5,663,000
                                                                        -------------  -------------
      NET EARNINGS                                                      $  17,087,000  $  13,033,000
                                                                        -------------  -------------
                                                                        -------------  -------------
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                      $        0.36  $        0.28
                                                                        -------------  -------------
                                                                        -------------  -------------
Weighted average shares outstanding                                        47,794,000     46,115,000
                                                                        -------------  -------------
                                                                        -------------  -------------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                      $        0.35  $        0.27
                                                                        -------------  -------------
                                                                        -------------  -------------
Weighted average shares outstanding                                        48,809,000     47,448,000
                                                                        -------------  -------------
                                                                        -------------  -------------
Cash dividends declared, per share                                      $        0.04  $        0.03
                                                                        -------------  -------------
                                                                        -------------  -------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ---------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 1998 and
                      for the year ended December 31, 1997

                                   (Unaudited)

                                    --------

                                                                                        Accumulated
                                                           Additional                      other                       Total
                                               Common       paid-in         Retained   comprehensive   Treasury    shareholders'
                                               Stock        capital         earnings      income         stock        equity
                                            -----------   ------------    ------------ ------------- ------------  -------------
BALANCE AS OF DECEMBER 31, 1996             $49,017,000   $138,515,000    $162,131,000 $  3,532,000  $(56,670,000) $  296,525,000

726,898 shares of Common Stock issued for
  exercise of options, including tax
  benefit of $1,725,000                         727,000      9,743,000               -            -             -     10,470,000
382,024 shares of Common Stock issued for
  purchased companies                           382,000      9,805,000               -            -             -     10,187,000
950,000 shares of Common Stock issued for
  combinations with pooled companies            950,000              -      (1,507,000)           -             -       (557,000)
Net earnings                                          -              -      49,760,000            -             -     49,760,000
Cash dividends declared, $0.12 per share              -              -      (5,219,000)           -             -     (5,219,000)
Repurchase of 14,895 shares of common
  stock by pooled company prior to combination        -              -               -            -      (324,000)      (324,000)
Retirement of 3,316,636 shares of
  treasury stock                             (3,317,000)    (3,430,000)    (50,247,000)           -    56,994,000              -
Other comprehensive income                            -              -               -    4,468,000             -      4,468,000
Other                                                 -              -         291,000            -             -        291,000
                                            -----------   ------------    ------------ ------------- ------------  -------------
    BALANCE AS OF DECEMBER 31, 1997         $47,759,000   $154,633,000    $155,209,000 $  8,000,000  $          -   $365,601,000
                                            -----------   ------------    ------------ ------------- ------------  -------------
                                            -----------   ------------    ------------ ------------- ------------  -------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 1998 and
                      for the year ended December 31, 1997

                                   (Unaudited)

                                   (continued)

                                    --------

                                                                                        Accumulated
                                                           Additional                      other         Total
                                               Common       paid-in         Retained   comprehensive shareholders'
                                               Stock        capital         earnings      income        equity
                                            -----------   ------------    ------------ ------------- -------------
BALANCE AS OF DECEMBER 31, 1997              $47,759,000  $154,633,000    $155,209,000  $8,000,000  $365,601,000

63,176 shares of Common Stock issued for
  exercise of options, including tax benefit
  of $75,000                                      63,000       809,000              --          --       872,000

29,029 shares of Common Stock issued for
  purchased company                               29,000       571,000              --          --       600,000

Net earnings                                          --            --      17,087,000          --    17,087,000

Cash dividends declared, $0.04 per share              --            --      (1,914,000)         --    (1,914,000)

Other comprehensive income (loss)                                                         (355,000)     (355,000)
                                             -----------  ------------    ------------  ----------  ------------
    BALANCE AS OF MARCH 31, 1998             $47,851,000  $156,013,000    $170,382,000  $7,645,000  $381,891,000
                                             -----------  ------------    ------------  ----------  ------------
                                             -----------  ------------    ------------  ----------  ------------

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                    --------

                                                                  For the three months ended March 31,
                                                                         1998               1997
                                                                    -------------      -------------
Cash flows from operating activities:
  Net earnings                                                      $  17,087,000      $  13,033,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in reinsurance recoverables                              (10,802,000)       (34,617,000)
      Change in premium, claims and other receivables                 (29,871,000)       (15,308,000)
      Change in ceded unearned premium                                (21,284,000)        (8,266,000)
      Change in deferred income tax, net of tax effect of
        unrealized gain or loss                                         1,604,000          1,159,000
      Change in loss and loss adjustment expense payable                2,424,000         31,156,000
      Change in reinsurance balances payable                           26,235,000          6,193,000
      Change in unearned premium                                       13,740,000          6,413,000
      Change in premium and claims payable, net of restricted cash     22,361,000         20,696,000
      Net realized investment (gain) loss                               (117,000)             56,000
      Depreciation and amortization expense                             1,585,000          1,090,000
      Other, net                                                        5,192,000         (1,018,000)
                                                                    -------------      -------------
         Cash provided by operating activities                         28,154,000         20,587,000

Cash flows from investing activities:

  Sales of fixed income securities                                             --          8,467,000
  Maturity or call of fixed income securities                           3,978,000          2,485,000
  Sales of equity securities                                            2,347,000          5,579,000
  Change in short-term investments                                    (23,878,000)       (11,273,000)
  Cash paid for companies acquired, net of cash received              (19,172,000)        (6,550,000)
  Cost of securities acquired                                          (2,547,000)       (22,501,000)
  Purchases of property and equipment                                  (4,133,000)          (597,000)
                                                                    -------------      -------------
      Cash used by investing activities                               (43,405,000)       (24,390,000)

Cash flows from financing activities:

  Proceeds from notes payable                                          21,200,000          4,900,000
  Sale of Common Stock                                                    872,000          1,941,000
  Payments on notes payable                                            (6,950,000)        (2,000,000)
  Dividends paid                                                       (1,386,000)          (717,000)
  Repurchase common stock                                                      --           (324,000)
                                                                    -------------      -------------
      Cash provided by financing activities                            13,736,000          3,800,000
                                                                    -------------      -------------
      Net change in cash                                               (1,515,000)            (3,000)

      Cash at beginning of period                                       7,728,000          9,171,000
                                                                    -------------      -------------
      CASH AT END OF PERIOD                                          $  6,213,000       $  9,168,000
                                                                    -------------      -------------
                                                                    -------------      -------------

See Notes to Condensed Consolidated Financial Statement

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ---------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

(1)  GENERAL INFORMATION

   HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include domestic and foreign property and casualty insurance companies, managing general underwriters, surplus lines insurance brokers and retail and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property, casualty, accident and health insurance, underwritten on both a direct and reinsurance basis, and insurance agency services.

   BASIS OF PRESENTATION

   The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes thereto. The condensed consolidated balance sheet as of December 31, 1997, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The combination with The Kachler Corporation ("Kachler") was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of Kachler for all periods presented (see note 3).

   INCOME TAX

   For the three months ended March 31, 1998 and 1997, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income.

   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

   In January, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income be reported in a full set of financial statements and that the amount of total comprehensive income be reported. For interim reporting purposes comprehensive income will be reported with other supplemental information (see note 5).

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(1)  GENERAL INFORMATION, CONTINUED

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
     This statement is effective for fiscal years beginning after December 15, 1997, but the required information does not need to be included until year end financial statements in the year of adoption. SFAS No. 131 relates to the presentation of segment information in a complete set of financial statements. It will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definitions of segments when SFAS No. 131 is adopted.

     RECLASSIFICATIONS

     Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

(2)  REINSURANCE

     In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy licensing or other requirements. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                  Loss and Loss
                                                       Written       Earned        Adjustment
                                                       Premium       Premium        Expense
                                                    -------------  -------------  -------------
 For the three months ended March 31, 1998:

 Direct business                                    $  38,391,000  $  41,942,000  $  31,666,000
 Reinsurance assumed                                   64,192,000     46,083,000     37,590,000
 Reinsurance ceded                                    (76,766,000)   (54,098,000)   (52,066,000)
                                                    -------------  -------------  -------------
  NET AMOUNTS                                       $  25,817,000  $  33,927,000  $  17,190,000
                                                    -------------  -------------  -------------
                                                    -------------  -------------  -------------

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(2)  REINSURANCE, CONTINUED

                                                                                  Loss and Loss
                                                       Written        Earned        Adjustment
                                                       Premium        Premium        Expense
                                                    ------------   ------------   ------------
     For the three months ended March 31, 1997:

     Direct business                                $ 36,924,000   $ 43,157,000   $ 27,083,000
     Reinsurance assumed                              58,217,000     45,127,000     62,689,000
     Reinsurance ceded                               (52,492,000)   (43,609,000)   (63,154,000)
                                                    ------------   ------------   ------------
          NET AMOUNTS                               $ 42,649,000   $ 44,675,000   $ 26,618,000
                                                    ------------   ------------   ------------
                                                    ------------   ------------   ------------

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                    March 31, 1998   December 31, 1997
                                                    --------------   -----------------
     Reinsurance recoverable on paid losses         $  53,225,000     $   50,461,000
     Reinsurance recoverable on outstanding losses    151,093,000        140,516,000
     Reinsurance recoverable on IBNR                   12,349,000         14,858,000
     Reserve for uncollectible reinsurance             (2,565,000)        (2,535,000)
                                                    -------------      -------------
          TOTAL REINSURANCE RECOVERABLES            $ 214,102,000      $ 203,300,000
                                                    -------------      -------------
                                                    -------------      -------------

     The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At March 31, 1998, the Company held letters of credit and cash deposits in the amounts of $94.8 million and $7.8 million, respectively, to collateralize certain reinsurance balances. The Company has established a reserve of $2.6 million as of March 31, 1998, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies.

                        HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(3)  ACQUISITIONS

     KACHLER

     On February 27, 1998, the Company acquired all of the outstanding shares of Kachler in exchange for 1,600,000 shares of the Company's Common Stock. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Kachler for all periods presented. For the three months ended March 31, 1998 and 1997, total revenue included $1.9 million in each period and net earnings included $735,000 and $2,000, respectively, related to Kachler prior to the combination.

     GIR

     Effective February 28, 1998, the Company acquired all of the outstanding shares of Insurance Alternatives, Inc. and all of the assets and liabilities of Guarantee Insurance Resources (collectively, "GIR") in exchange for 29,029 shares of the Company's Common Stock and a cash payment of $21.4 million. This acquisition has been accounted for as a purchase and the results of operations have been included in the condensed consolidated statements of earnings beginning in March, 1998. Cost in excess of net assets acquired (goodwill) of approximately $21.8 million was recorded from this acquisition. Goodwill is being amortized over twenty years. The results of operations of GIR for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

(4)  EARNINGS PER SHARE

     Basic earnings per share is based on the weighted average number of common shares outstanding during the year divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the year divided into net earnings. The shares issued in connection with the combination with Kachler are included in outstanding shares for all periods presented. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock due to options.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(4)  EARNINGS PER SHARE, CONTINUED

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                          For the three months ended March 31,
                                                                 1998              1997
                                                          ----------------     ---------------
     Net earnings                                           $  17,087,000      $  13,033,000
                                                            -------------      -------------
                                                            -------------      -------------
     Reconciliation of number of shares outstanding:

     Shares of Common Stock outstanding at period end          47,851,000         46,161,000
     Changes in Common Stock due to issuance                      (57,000)           (46,000)
                                                            -------------      -------------
     Weighted average Common Stock outstanding                 47,794,000         46,115,000

     Additional dilutive effect of outstanding options
       (as determined by the application of the treasury
       stock method)                                            1,015,000          1,333,000
                                                            -------------      -------------
     Weighted average Common Stock and potential
       common stock outstanding                                48,809,000         47,448,000
                                                            -------------      -------------
                                                            -------------      -------------


     As of March 31, 1998, there were approximately 1.7 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(5)  SUPPLEMENTAL INFORMATION

     Supplemental information for the three months ended March 31, 1998 and 1997, is summarized below:

                                                         1998           1997
                                                      ----------   ------------
     Interest paid                                    $  743,000   $  1,396,000
     Income tax paid                                     777,000      2,653,000
     Comprehensive income                             16,707,000      9,239,000

MANAGEMENT'S DISCUSSION AND ANALYSIS

The Company completed the acquisition of Kachler on February 27, 1998 (pooling-of-interests), and of GIR on February 28, 1998 (purchase). The Company's historical financial statements have been restated to include the accounts and operations of Kachler for all periods presented.

THREE MONTHS ENDED MARCH 31, 1998 VERSUS THREE MONTHS ENDED MARCH 31, 1997

Gross written premium increased 8% to $102.6 million for the first quarter of 1998 from $95.1 million for the same period in 1997. Aviation and accident and health premium increased during the quarter offset somewhat by a reduction in marine premium. Net written premium for the first quarter of 1998 decreased to $25.8 million from $42.6 million for the same period in 1997 due to an increase in the amount of ceded reinsurance, particularly in the aviation line of business due to the continuing effect of additional reinsurance purchased at Avemco Insurance Company after the June, 1997 acquisition. Net earned premium decreased to $33.9 million for the first quarter of 1998 compared to $44.7 million for the same period in 1997 due to the aggregate effect of reduced net written premium during the preceding twelve month period.

Management fee and commission income increased 41% to $25.3 million for the first quarter of 1998, compared to $17.9 million for the same period in 1997 due to internal growth and agency acquisitions and the Company expects solid growth to continue. Net investment income increased 10% to $6.8 million for the first quarter of 1998 compared to $6.2 million for the same period in 1997 reflecting increased cash flow and, therefore, a higher level of investments. The Company's investment policy has remained consistent and conservative.

Loss and LAE decreased $9.4 million during the first quarter of 1998, to $17.2 million, reflecting increased ceded reinsurance along with an improvement in the loss ratio.

Net earnings increased 31% to $17.1 million for the first quarter of 1998 from $13.0 million for the same period in 1997. This increase was principally a result of higher underwriting profits and increased management fee and commission income.

Diluted earnings per share increased 30% to $0.35 for the first quarter of 1998 from $0.27 for the same period of 1997. This reflects the increase in net earnings, offset by a 3% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 75.2% for the first quarter of 1998, as compared to 81.0% for the same period in 1997.

The Company's book value per share was $7.98 as of March 31, 1998, up from $7.66 as of December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $17.8 million or 3% since December 31, 1997, and totaled $548.9 million as of March 31, 1998, of which $135.3 million was cash and short-term investments. Total assets increased to $1.3 billion as of March 31, 1998, from $1.2 billion as of December 31, 1997.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income be reported in a full set of financial statements and that the amount of total comprehensive income be reported. For interim reporting purposes comprehensive income will be reported with other supplemental information (see note 5).

THIS REPORT ON FORM 10-Q (THE "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY.
INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF ITS REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                          PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               The exhibits listed on the accompanying Index to Exhibits on the following page are filed as part of this Report.

          (b)  Reports on Form 8-K:

               On January 8, 1998, the Company filed a report on Form 8-K reporting the execution of a $120.0 million revolving credit facility with a group of banks.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       HCC Insurance Holdings, Inc.
                                       --------------------------------------
                                               (Registrant)


    May 12, 1998                       /s/ John N. Molbeck, Jr.
--------------------------             --------------------------------------
     (Date)                            John N. Molbeck, Jr., President


    May 12, 1998                       /s/ Edward H. Ellis, Jr.
--------------------------             --------------------------------------
     (Date)                            Edward H. Ellis, Jr., Senior Vice
                                       President and Chief Financial Officer

                               INDEX TO EXHIBITS


27      - EDGAR Financial Data Schedule - March 31, 1998.

27.1    - EDGAR Financial Data Schedule - Restated March 31, 1997.