Form 10-Q
period 1998-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-08-14
CIK 888919

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                       0-20766
                                      ---------------------

     HCC Insurance Holdings, Inc.
----------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     Delaware                                          76-0336636
----------------------------------------------------------------------------
     (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                   Identification No.)


     13403 Northwest Freeway, Houston, Texas           77040-6094
----------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip Code)


     (713) 690-7300
----------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


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

On August 7, 1998, there were 47,865,122 shares of Common Stock, $1 par value issued and outstanding.

                             HCC INSURANCE HOLDINGS, INC.
                                        INDEX



                                                                      PAGE NO.
                                                                      --------
Part I.   FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets
                June 30, 1998 and December 31, 1997. . . . . . . . . . . .3

               Condensed Consolidated Statements of Earnings
                Six Months Ended June 30, 1998 and
                Six Months Ended June 30, 1997 . . . . . . . . . . . . . .4

               Condensed Consolidated Statements of Earnings
                Three Months Ended June 30, 1998 and
                Three Months Ended June 30, 1997 . . . . . . . . . . . . .5

               Condensed Consolidated Statements of Changes in
                Shareholders' Equity Six Months Ended
                June 30, 1998 and Year Ended December 31, 1997 . . . . . .6

               Condensed Consolidated Statements of Cash Flows
                Six Months Ended June 30, 1998 and
                Six Months Ended June 30, 1997 . . . . . . . . . . . . . .8

               Notes to Condensed Consolidated Financial Statements. . . .9

     Item 2.    Management's Discussion and Analysis . . . . . . . . . . 15


Part II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . 19

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                     _________

                       Condensed Consolidated Balance Sheets
                                    (Unaudited)
                                      ________

                                                                        June 30, 1998  December 31, 1997
                                                                       --------------- -----------------
ASSETS
Investments available for sale:
   Fixed income securities, at market
      (cost: 1998 $402,088,000; 1997 $395,121,000)                     $  415,411,000   $  409,701,000
   Marketable equity securities, at market
      (cost: 1998 $8,353,000; 1997 $10,221,000)                             5,163,000        8,339,000
   Short-term investments, at cost, which approximates market             131,156,000      105,255,000
   Other investments, at cost, which approximates fair value                  448,000            --
                                                                       --------------   --------------
      Total investments                                                   552,178,000      523,295,000

Cash                                                                        9,080,000        7,728,000
Restricted cash and cash investments                                       72,909,000       60,063,000
Reinsurance recoverables                                                  226,066,000      176,965,000
Premium, claims and other receivables                                     315,254,000      252,618,000
Ceded unearned premium                                                    140,969,000       84,610,000
Deferred policy acquisition costs                                          26,054,000       21,604,000
Property and equipment, net                                                23,678,000       19,926,000
Deferred income tax                                                         4,556,000        6,817,000
Other assets, net                                                          64,397,000       44,506,000
                                                                       --------------   --------------
      TOTAL ASSETS                                                     $1,435,141,000   $1,198,132,000
                                                                       --------------   --------------
                                                                       --------------   --------------
LIABILITIES

Loss and loss adjustment expense payable                               $  318,561,000   $  275,008,000
Reinsurance balances payable                                               90,904,000       43,914,000
Unearned premium                                                          205,712,000      152,094,000
Deferred ceding commissions                                                27,355,000       19,553,000
Premium and claims payable                                                288,671,000      237,770,000
Notes payable                                                              88,000,000       80,750,000
Accounts payable and accrued liabilities                                   19,634,000       23,442,000
                                                                       --------------   --------------
      Total liabilities                                                 1,038,837,000      832,531,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 1998 47,861,259 shares; 1997
  47,758,929 shares)                                                       47,861,000       47,759,000
Additional paid-in capital                                                156,137,000      154,633,000
Retained earnings                                                         186,102,000      155,209,000
Accumulated other comprehensive income                                      6,204,000        8,000,000
                                                                       --------------   --------------
      Total shareholders' equity                                          396,304,000      365,601,000
                                                                       --------------   --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $1,435,141,000   $1,198,132,000
                                                                       --------------   --------------
                                                                       --------------   --------------
See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

                   Condensed Consolidated Statements of Earnings

                                    (Unaudited)
                                      ________

                                                                      For the six months ended June 30,
                                                                            1998             1997
                                                                       --------------   --------------
REVENUE
Net earned premium                                                       $ 69,367,000     $ 92,809,000
Management fee and commission income                                       59,735,000       35,953,000
Net investment income                                                      14,560,000       12,733,000
Computer products and services                                              3,154,000        3,601,000
Net realized investment gain (loss)                                           125,000         (294,000)
                                                                         ------------     ------------
      Total revenue                                                       146,941,000      144,802,000

EXPENSE

Loss and loss adjustment expense                                           43,803,000       56,070,000

Operating expense:
  Policy acquisition costs                                                 31,417,000       26,088,000
  Compensation expense                                                     26,523,000       23,565,000
  Other operating expense                                                  16,893,000       15,913,000
  Merger expense                                                              106,000        7,277,000
  Ceding commissions                                                      (26,847,000)     (20,361,000)
                                                                         ------------     ------------
      Net operating expense                                                48,092,000       52,482,000

Interest expense                                                            3,279,000        2,810,000
                                                                         ------------     ------------
      Total expense                                                        95,174,000      111,362,000
                                                                         ------------     ------------
      Earnings before income tax provision                                 51,767,000       33,440,000

Income tax provision                                                       17,046,000       11,423,000
                                                                         ------------     ------------
      NET EARNINGS                                                       $ 34,721,000     $ 22,017,000
                                                                         ------------     ------------
                                                                         ------------     ------------
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                       $       0.73     $       0.47
                                                                         ------------     ------------
                                                                         ------------     ------------
Weighted average shares outstanding                                        47,824,000       46,372,000
                                                                         ------------     ------------
                                                                         ------------     ------------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                       $       0.71     $       0.46
                                                                         ------------     ------------
                                                                         ------------     ------------
Weighted average shares outstanding                                        48,917,000       47,653,000
                                                                         ------------     ------------
                                                                         ------------     ------------
Cash dividends declared, per share                                       $       0.08     $       0.06
                                                                         ------------     ------------
                                                                         ------------     ------------
See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

                   Condensed Consolidated Statements of Earnings

                                    (Unaudited)
                                      ________

                                                                       For the three months ended June 30,
                                                                              1998             1997
                                                                          ------------     ------------
REVENUE
Net earned premium                                                        $35,440,000      $48,134,000
Management fee and commission income                                       34,437,000       18,019,000
Net investment income                                                       7,734,000        6,528,000
Computer products and services                                              1,516,000        1,955,000
Net realized investment gain (loss)                                             8,000         (238,000)
                                                                          -----------      -----------
      Total revenue                                                        79,135,000       74,398,000

EXPENSE

Loss and loss adjustment expense                                           26,613,000       29,452,000

Operating expense:
  Policy acquisition costs                                                 15,642,000       11,845,000
  Compensation expense                                                     12,957,000       11,982,000
  Other operating expense                                                   9,193,000        8,902,000
  Merger expense                                                               79,000        5,404,000
  Ceding commissions                                                      (13,307,000)      (9,366,000)
                                                                          -----------      -----------
      Net operating expense                                                24,564,000       28,767,000

Interest expense                                                            1,658,000        1,435,000
                                                                          -----------      -----------
      Total expense                                                        52,835,000       59,654,000
                                                                          -----------      -----------
      Earnings before income tax provision                                 26,300,000       14,744,000

Income tax provision                                                        8,666,000        5,760,000
                                                                          -----------      -----------
      NET EARNINGS                                                        $17,634,000      $ 8,984,000
                                                                          -----------      -----------
                                                                          -----------      -----------
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                        $      0.37      $      0.19
                                                                          -----------      -----------
                                                                          -----------      -----------
Weighted average shares outstanding                                        47,853,000       46,720,000
                                                                          -----------      -----------
                                                                          -----------      -----------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                        $      0.36      $      0.19
                                                                          -----------      -----------
                                                                          -----------      -----------
Weighted average shares outstanding                                        49,015,000       47,983,000
                                                                          -----------      -----------
                                                                          -----------      -----------
Cash dividends declared, per share                                        $      0.04      $      0.03
                                                                          -----------      -----------
                                                                          -----------      -----------
See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

       Condensed Consolidated Statements of Changes in Shareholders' Equity
                     For the six months ended June 30, 1998 and
                        for the year ended December 31, 1997

                                     (Unaudited)

                                      ________

                                                                                       Accumulated
                                                            Additional                   other                           Total
                                                 Common       paid-in      Retained   comprehensive     Treasury     shareholders'
                                                 Stock        capital      earnings      income          stock          equity
                                              -----------  ------------  ------------ -------------   ------------   ------------
BALANCE AS OF DECEMBER 31, 1996               $49,017,000  $138,515,000  $162,131,000  $3,532,000     $(56,670,000)  $296,525,000
726,898 shares of Common Stock issued for
  exercise of options, including tax
  benefit of $1,725,000                           727,000     9,743,000             -           -                -     10,470,000

382,024 shares of Common Stock issued for
  purchased companies                             382,000     9,805,000             -           -                -     10,187,000

950,000 shares of Common Stock issued for
  combinations with pooled companies              950,000             -    (1,507,000)          -                -       (557,000)

Net earnings                                            -             -    49,760,000           -                -     49,760,000

Cash dividends declared, $0.12 per share                -             -    (5,219,000)          -                -     (5,219,000)

Repurchase of 14,895 shares of common
  stock by pooled company prior to combination          -             -             -           -         (324,000)      (324,000)

Retirement of 3,316,636 shares of treasury
  stock                                        (3,317,000)   (3,430,000)  (50,247,000)          -       56,994,000              -

Other comprehensive income                              -             -             -   4,468,000                -      4,468,000

Other                                                   -             -       291,000           -                -        291,000
                                              -----------  ------------  ------------ -------------   ------------   ------------
    BALANCE AS OF DECEMBER 31, 1997           $47,759,000  $154,633,000  $155,209,000  $8,000,000     $          -   $365,601,000
                                              -----------  ------------  ------------ -------------   ------------   ------------
                                              -----------  ------------  ------------ -------------   ------------   ------------
See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

       Condensed Consolidated Statements of Changes in Shareholders' Equity
                     For the six months ended June 30, 1998 and
                        for the year ended December 31, 1997

                                     (Unaudited)

                                     (continued)
                                      ________

                                                                                            Accumulated
                                                                 Additional                   other            Total
                                                      Common       paid-in      Retained   comprehensive   shareholders'
                                                      Stock        capital      earnings      income          equity
                                                   -----------  ------------  ------------ -------------   ------------
BALANCE AS OF DECEMBER 31, 1997                    $47,759,000  $154,633,000  $155,209,000  $ 8,000,000    $365,601,000

73,301 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $104,000                                              73,000       933,000                                  1,006,000

29,029 shares of Common Stock issued for
  purchased company                                     29,000       571,000                                    600,000

Net earnings                                                                    34,721,000                   34,721,000

Cash dividends declared, $0.08 per share                                        (3,828,000)                  (3,828,000)

Other comprehensive income (loss)                                                            (1,796,000)     (1,796,000)
                                                   -----------  ------------  ------------  -----------    ------------
    BALANCE AS OF JUNE 30, 1998                    $47,861,000  $156,137,000  $186,102,000  $ 6,204,000    $396,304,000
                                                   -----------  ------------  ------------  -----------    ------------
                                                   -----------  ------------  ------------  -----------    ------------
See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

                  Condensed Consolidated Statements of Cash Flows
                                    (Unaudited)
                                      ________

                                                                       For the six months ended June 30,
                                                                            1998              1997
                                                                        -------------    -------------
Cash flows from operating activities:

  Net earnings                                                          $  34,721,000    $  22,017,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in reinsurance recoverables                                  (49,101,000)     (16,105,000)
      Change in premium, claims and other receivables                     (62,636,000)     (54,882,000)
      Change in ceded unearned premium                                    (56,359,000)      (6,211,000)
      Change in deferred income tax, net of tax effect of
        unrealized gain or loss                                             3,156,000        1,623,000
      Change in loss and loss adjustment expense payable                   43,553,000       16,448,000
      Change in reinsurance balances payable                               46,990,000       13,741,000
      Change in unearned premium                                           53,618,000       12,378,000
      Change in premium and claims payable, net of restricted cash         38,055,000       43,388,000
      Net realized investment (gain) loss                                    (125,000)         294,000
      Depreciation and amortization expense                                 3,349,000        2,324,000
      Other, net                                                           (2,261,000)      (4,042,000)
                                                                        -------------    -------------
         Cash provided by operating activities                             52,960,000       30,973,000

Cash flows from investing activities:

  Sales of fixed income securities                                            788,000       15,394,000
  Maturity or call of fixed income securities                               4,751,000        8,390,000
  Sales of equity securities                                                3,406,000        8,329,000
  Change in short-term investments                                        (25,901,000)     (24,620,000)
  Cash paid for companies acquired, net of cash received                  (19,172,000)     (10,150,000)
  Cost of securities acquired                                             (14,461,000)     (43,446,000)
  Purchases of property and equipment                                      (5,975,000)      (1,958,000)
                                                                        -------------    -------------
      Cash used by investing activities                                   (56,564,000)     (48,061,000)

Cash flows from financing activities:

  Proceeds from notes payable                                              21,200,000       10,406,000
  Sale of Common Stock                                                      1,006,000        4,840,000
  Payments on notes payable                                               (13,950,000)      (4,097,000)
  Dividends paid                                                           (3,300,000)      (1,802,000)
  Repurchase common stock                                                          --         (324,000)
                                                                        -------------    -------------
      Cash provided by financing activities                                 4,956,000        9,023,000
                                                                        -------------    -------------
      Net change in cash                                                    1,352,000       (8,065,000)

      Cash at beginning of period                                           7,728,000        9,575,000
                                                                        -------------    -------------

      CASH AT END OF PERIOD                                              $  9,080,000     $  1,510,000
                                                                        -------------    -------------
                                                                        -------------    -------------
See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      ________

                Notes to Condensed Consolidated Financial Statements

                                    (Unaudited)

(1)  GENERAL INFORMATION

     HCC Insurance Holdings, Inc. (the "Company" or "HCC") and its subsidiaries include domestic and foreign property and casualty insurance companies, managing general underwriters, surplus lines insurance brokers and retail and wholesale insurance and reinsurance brokers. The Company, through its subsidiaries, provides specialized property, casualty, accident and health insurance, underwritten on both a direct and reinsurance basis, and insurance agency services.

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The results of operations for interim periods are not necessarily indicative of the operating results for the full year. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes thereto. The condensed consolidated balance sheet as of December 31, 1997, and the statement of shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles. The combination with The Kachler Corporation ("Kachler") was accounted for as a pooling-of-interests. The Company's condensed consolidated financial statements have been restated to include the accounts and operations of Kachler for all periods presented (see note 3).

     INCOME TAX

     For the six months ended June 30, 1998 and 1997, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income and, in the 1997 periods, the effect of certain non deductible merger expenses.

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

                                      ________

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(1)  GENERAL INFORMATION, CONTINUED

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
     This statement is effective for fiscal years beginning after December 15, 1997, but the information is first required in year end financial statements. SFAS No. 131 relates to the presentation of segment information in a complete set of financial statements. It will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segment when SFAS No. 131 is adopted.

     RECLASSIFICATIONS

     Certain amounts in the 1997 condensed consolidated financial statements have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

(2)  REINSURANCE

     In the normal course of business, the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy licensing or other requirements. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                 Loss and Loss
                                                    Written          Earned        Adjustment
                                                    Premium          Premium         Expense
                                                 -------------    -------------  -------------
  For the six months ended June 30, 1998:
  Direct business                                $ 118,499,000    $  88,134,000  $  72,431,000
  Reinsurance assumed                              143,347,000      118,731,000    112,309,000
  Reinsurance ceded                               (195,271,000)    (137,498,000)  (140,937,000)
                                                 -------------    -------------  -------------
     NET AMOUNTS                                 $  66,575,000    $  69,367,000  $  43,803,000
                                                 -------------    -------------  -------------
                                                 -------------    -------------  -------------

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      ________

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(2)  REINSURANCE, CONTINUED

                                                                                 Loss and Loss
                                                    Written          Earned        Adjustment
                                                    Premium          Premium         Expense
                                                 -------------    -------------  -------------
  For the six months ended June 30, 1997:
  Direct business                                $  92,620,000    $  86,559,000  $  49,562,000
  Reinsurance assumed                               92,579,000       88,125,000     90,724,000
  Reinsurance ceded                                (88,450,000)     (81,875,000)   (84,216,000)
                                                 -------------    -------------  -------------
     NET AMOUNTS                                 $  96,749,000    $  92,809,000  $  56,070,000
                                                 -------------    -------------  -------------
                                                 -------------    -------------  -------------
  For the three months ended June 30, 1998:
  Direct business                                $  80,108,000    $  46,192,000  $  40,766,000
  Reinsurance assumed                               68,307,000       61,800,000     63,871,000
  Reinsurance ceded                               (107,657,000)     (72,552,000)   (78,024,000)
                                                 -------------    -------------  -------------
     NET AMOUNTS                                 $  40,758,000    $  35,440,000  $  26,613,000
                                                 -------------    -------------  -------------
                                                 -------------    -------------  -------------
  For the three months ended June 30, 1997:
  Direct business                                $  55,696,000    $  43,402,000  $  22,479,000
  Reinsurance assumed                               34,362,000       42,998,000     28,035,000
  Reinsurance ceded                                (35,958,000)     (38,266,000)   (21,062,000)
                                                 -------------    -------------  -------------
     NET AMOUNTS                                 $  54,100,000    $  48,134,000  $  29,452,000
                                                 -------------    -------------  -------------
                                                 -------------    -------------  -------------

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      ________

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(2)  REINSURANCE, CONTINUED

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                 June 30, 1998  December 31, 1997
                                                 -------------  -----------------
  Reinsurance recoverable on paid losses         $  28,205,000    $  24,126,000
  Reinsurance recoverable on outstanding losses    170,889,000      140,516,000
  Reinsurance recoverable on IBNR                   29,597,000       14,858,000
  Reserve for uncollectible reinsurance             (2,625,000)      (2,535,000)
                                                 -------------    -------------
     TOTAL REINSURANCE RECOVERABLES              $ 226,066,000    $ 176,965,000
                                                 -------------    -------------
                                                 -------------    -------------

     The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At June 30, 1998, the Company held letters of credit and cash deposits in the amounts of $114.3 million and $7.5 million, respectively, to collateralize certain reinsurance balances and had other payable balances due to its reinsurers of $196.4 million as potential offsets against reinsurance recoverables. The Company has established a reserve of $2.6 million as of June 30, 1998, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies.

(3)  ACQUISITIONS

     KACHLER

     On February 27, 1998, the Company acquired all of the outstanding shares of Kachler in exchange for 1,600,000 shares of the Company's Common Stock. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Kachler for all periods presented. For the three months ended March 31, 1998, total revenue included $1.9 million and net earnings included $735,000 related to Kachler prior to the combination. For the six months and three months ended June 30, 1997, total revenue included $3.8 million and $1.9 million, respectively, and net earnings included $4,000 and $2,000, respectively, related to Kachler prior to the combination.

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      ________

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

(3)  ACQUISITIONS, CONTINUED

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

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                    For the six months ended June 30,
                                                          1998            1997
                                                     -------------    -------------
  Net earnings                                       $  34,721,000    $  22,017,000
                                                     -------------    -------------
                                                     -------------    -------------
  Reconciliation of number of shares outstanding:

  Shares of Common Stock outstanding at period end      47,861,000       47,182,000
  Changes in Common Stock due to issuance                  (37,000)        (810,000)
                                                     -------------    -------------
  Weighted average Common Stock outstanding             47,824,000       46,372,000

  Additional dilutive effect of outstanding options
   (as determined by the application of the treasury
    stock method)                                        1,093,000        1,281,000
                                                     -------------    -------------
  Weighted average Common Stock and potential
    common stock outstanding                            48,917,000       47,653,000
                                                     -------------    -------------
                                                     -------------    -------------

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      ________

                Notes to Condensed Consolidated Financial Statements

                                    (Unaudited)

                                    (Continued)

(4)  EARNINGS PER SHARE, CONTINUED

                                                   For the three months ended June 30,
                                                          1998            1997
                                                     -------------    -------------
  Net earnings                                       $  17,634,000    $  8,984,000
                                                     -------------    -------------
                                                     -------------    -------------
  Reconciliation of number of shares outstanding:

  Shares of Common Stock outstanding at period end      47,861,000      47,182,000
  Changes in Common Stock due to issuance                   (8,000)       (462,000)
                                                     -------------    -------------
    Weighted average Common Stock outstanding           47,853,000      46,720,000

  Additional dilutive effect of outstanding options
   (as determined by the application of the treasury
    stock method)                                        1,162,000       1,263,000
                                                     -------------    -------------
    Weighted average Common Stock and potential
      common stock outstanding                          49,015,000      47,983,000
                                                     -------------    -------------
                                                     -------------    -------------

     As of June 30, 1998, there were approximately 1.6 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(5) SUPPLEMENTAL INFORMATION

    Supplemental information for the six months ended June 30, 1998 and 1997, is summarized below:

                                     1998             1997
                                 ------------     ------------
  Interest paid                  $  2,437,000     $  3,328,000
  Income taxes paid                10,786,000       12,635,000
  Comprehensive income             32,925,000       22,492,000

     Comprehensive income for the three months ended June 30, 1998 and 1997 was $16,193,000 and $13,253,000, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 1998 VERSUS THREE MONTHS ENDED JUNE 30, 1997

Gross written premium increased 65% to $148.4 million for the second quarter of 1998 from $90.1 million for the same period in 1997, primarily in the aviation, offshore energy and accident and health lines. Net written premium for the second quarter of 1998 decreased to $40.8 million from $54.1 million for the same period in 1997 due to an increase in the amount of ceded reinsurance, particularly in the aviation line of business due to the continuing effect of additional reinsurance purchased at Avemco Insurance Company after the June, 1997 acquisition. Net earned premium decreased to $35.4 million for the second quarter of 1998 compared to $48.1 million for the same period in 1997 due to the aggregate effect of reduced net written premium during the preceding twelve month period.

Management fee and commission income increased 91% to $34.4 million for the second quarter of 1998, compared to $18.0 million for the same period in 1997 due to internal growth and agency acquisitions. The Company expects solid growth to continue albeit at a somewhat lower rate. Net investment income increased 18% to $7.7 million for the second quarter of 1998 compared to $6.5 million for the same period in 1997 reflecting increased cash flow and, therefore, a higher level of investments. The Company's investment policy has remained consistent and conservative.

Loss and loss adjustment expense ("LAE") decreased 10% for the second quarter of 1998 to $26.6 million compared to $29.5 million for the same period in 1997 reflecting increased ceded reinsurance somewhat offset by deteriorating results on current business.

As net income from the agency operations grows, the Company's effective tax rate increases due to state income taxes incurred on the agency segment but not incurred on the insurance company segment. The Company's 1997 effective tax rate is unusually high, since substantially all of the merger expense incurred is not deductible for income tax purposes. Excluding the effects of merger expense, the Company's effective tax rate for the three months ended
June 30, 1997 was 31%, compared to 33% for the same period in 1998.

Net earnings increased 96% to $17.6 million for the second quarter of 1998 from $9.0 million for the same period in 1997. This increase was due to increased agency income which counteracted the lower underwriting profits from the insurance company subsidiaries, and the reduction in merger expense which was $5.3 million higher in the second quarter of 1997 compared to the same period in 1998 due to the combination with Avemco Corporation effective June 17, 1997.

Diluted earnings per share increased 89% to $0.36 for the second quarter of 1998 from $0.19 for the same period of 1997. This reflects the increase in net earnings, offset by a 2% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 94.9% for the second quarter of 1998, as compared to 81.9% for the same period in 1997. This increase was due primarily to more losses during the quarter as well as additions to IBNR.

The Company's book value per share was $8.28 as of June 30, 1998, up from $7.66 as of December 31, 1997.

SIX MONTHS ENDED JUNE 30,1998 VERSUS SIX MONTHS ENDED JUNE 30, 1997

Gross written premium increased 41% to $261.8 million for the first six months of 1998 from $185.2 million for the same period in 1997, primarily in the aviation, offshore energy and accident and health lines. Net written premium for the first six months of 1998 decreased to $66.6 million from $96.7 million for the same period in 1997 due to an increase in the amount of ceded reinsurance, particularly in the aviation line of business due to the continuing effect of additional reinsurance purchased at Avemco Insurance Company after the June, 1997 acquisition. Net earned premium decreased to $69.4 million for the first six months of 1998 compared to $92.8 million for the same period in 1997 due to the aggregate effect of reduced net written premium during the preceding twelve month period.

Management fee and commission income increased 66% to $59.7 million for the first six months of 1998, compared to $36.0 million for the same period in 1997 due to internal growth and agency acquisitions. The Company expects solid growth to continue albeit at a somewhat lower rate. Net investment income increased 14% to $14.6 million for the first six months of 1998 compared to $12.7 million for the same period in 1997 reflecting increased cash flow and, therefore, a higher level of investments. The Company's investment policy has remained consistent and conservative.

Loss and LAE decreased $12.3 million during the first six months of 1998, to $43.8 million, reflecting increased ceded reinsurance somewhat offset by deteriorating results on current business.

As net income from the agency operations grows, the Company's effective tax rate increases due to state income taxes incurred on the agency segment but not incurred on the insurance company segment. The Company's 1997 effective tax rate is unusually high, since substantially all of the merger expense incurred is not deductible for income tax purposes. Excluding the effects of merger expense, the Company's effective tax rate for the six months ended June 30, 1997 was 30%, compared to 33% for the same period in 1998.

Net earnings increased 58% to $34.7 million for the first six months of 1998 from $22.0 million for the same period in 1997. This increase was due to increased agency income which counteracted the lower underwriting profits from the insurance company subsidiaries, and the reduction in merger expense which was $7.2 million higher in the first six months of 1997 compared to the same period in 1998 due to the combination with AVEMCO Corporation effective June 17, 1997.

Diluted earnings per share increased 54% to $0.71 for the first six months of 1998 from $0.46 for the same period of 1997. This reflects the increase in net earnings, offset by a 3% increase in weighted average shares outstanding due to shares issued for acquisitions and the exercise of options.

The Company's insurance company subsidiaries' GAAP combined ratio was 85.1% for the first six months of 1998, as compared to 81.5% for the same period in 1997.

The Company's book value per share was $8.28 as of June 30, 1998, up from $7.66 as of December 31, 1997.

ACQUISITIONS

The Company completed the acquisition of Kachler on February 27, 1998 (pooling-of-interests), and of GIR on February 28, 1998 (purchase). The Company's historical financial statements have been restated to include the accounts and operations of Kachler for all periods presented.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $30.2 million or 6% since December 31, 1997, and totaled $561.3 million as of June 30, 1998, of which $140.2 million was cash and short-term investments. Total assets increased to $1.4 billion as of June 30, 1998, from $1.2 billion as of December 31, 1997. The Company believes that its operating cash flows, short-term investments and the bank lines of credit will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

The overall increase in activities at the insurance company subsidiaries resulted in increases in loss reserves and unearned premiums since December 31, 1997. These increases combined with the purchases of additional reinsurance caused reinsurance ceded balances to increase even faster. The increase in agency activity resulted in increased amounts in both premium and claims receivables and payables.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997, but the information is first required in year end financial statements. SFAS No. 131 relates to the presentation of segment information in a complete set of financial statements. It will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segment when SFAS No. 131 is adopted.

YEAR 2000

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and as a result, computer applications could fail or create erroneous results by or at the year 2000.

The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure related to its computerized information systems. Because of the nature of the Company's operations, many of its computerized information systems will be required to process information which includes post-year 2000 date coding well in advance of January 1, 2000. The Company has substantially completed its overall assessment of Year 2000 issues associated with its current systems and is currently engaged in efforts to remediate potential Year 2000 exposure with respect to these systems, including the identification, selection and implementation of a major new Year 2000 compliant software system at an insurance company subsidiary. Following the remediation phase, the Company engages in testing of the applicable systems in order to verify Year 2000 compliance. The Company utilizes a variety of remediation and testing methods in connection with its Year 2000 compliance efforts. Management believes that the Company's compliance plan is progressing such that Year 2000 exposures will be mitigated prior to any critical dates and in late 1998 with respect to the insurance company subsidiary referenced above. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

The Company has also made assessments of the potential Year 2000 exposure associated with its embedded technology systems, such as telephone systems, environmental control systems and elevators. Based upon such assessments, the Company does not believe that it has significant Year 2000 exposure with respect to such embedded technology systems.

The Company is currently involved in discussions with important suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to identify and correct their own Year 2000 issues. In the ongoing acquisition of software and hardware installations, the Company generally requires that its vendors certify the Year 2000 compliance of acquired products. The Company believes that its own software vendor subsidiary's products are Year 2000 compliant.

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the reprogrammed or replacement systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the eighteen months ended June 30, 1998, the Company expensed $200,000 with respect to Year 2000 compliance and capitalized $3.3 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $1.7 million which includes $1.4 million attributable to the planned purchase and implementation of new systems, principally to complete the replacement of the above mentioned insurance company subsidiary's system. The cost of this new software is being capitalized. The remaining estimated cost of $300,000 will be expensed as incurred over the next eighteen months. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide the funding.

In addition to its own systems and third-party relationships, the Company may also have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. The Company is presently evaluating the potential insurance exposures arising from Year 2000 problems and is assessing what modifications may be appropriate in the insurance coverages currently offered by such subsidiaries in light of coverage issues associated with the Year 2000 problem.

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, as well as the failure of third parties with whom the Company has an important relationship to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, results of operations and financial condition.

THIS REPORT ON FORM 10-Q (THE "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF ITS REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, THE IMPACT OF YEAR 2000 ISSUES, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                            PART II - OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 1998, the Company held its 1998 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

(a)  Election of Directors.

     The following persons were elected to serve on the Board of Directors until the 1999 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                                      WITHHELD
         NAME                    FOR                AGAINST           AUTHORITY
      ----------                 ---                -------           ---------
     Stephen L. Way           37,665,623               0               587,275
     James M. Berry           37,665,623               0               587,275
     Frank J. Bramanti        37,664,874               0               588,024
     Patrick B. Collins       37,665,623               0               587,275
     J. Robert Dickerson      37,665,623               0               587,275
     Edwin H. Frank, III      37,665,038               0               587,860
     Allan W. Fulkerson       37,665,122               0               587,776
     Walter J. Lack           37,665,623               0               587,275
     Stephen J. Lockwood      37,665,623               0               587,275
     John N. Molbeck, Jr.     37,665,038               0               587,860
     Peter B. Smith, Jr.      37,665,200               0               587,698
     Hugh T. Wilson           37,665,623               0               587,275

(b) Shareholders of the Company were requested to approve the amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 250,000,000 shares. Such amendment was approved by the shareholders, who voted 31,281,741 shares in favor, 6,895,004 shares against, and 76,153 shares who abstained or withheld authority.

(c) Shareholders of the Company were requested to approve the amendment of the Company's 1997 Flexible Incentive Plan to increase the number of shares of Common Stock for which options may be granted thereunder from 2,000,000 to 4,000,000 and to modify the terms of the definition of "Change of Control" under the Plan. Such amendment was approved by the shareholders, who voted 20,420,295 shares in favor, 11,686,684 shares against, and 6,145,919 shares who abstained or withheld authority to vote.

(d) Shareholders of the Company were requested to approve the amendment of the Company's 1996 Nonemployee Director Stock Option Plan to increase the number of shares of Common Stock for which options may be granted thereunder from 250,000 to 450,000, to increase the annual grant of options to nonemployee Directors from 5,000 to 10,000, to establish the exercise price for options under the Plan as the average daily closing price of the Company's Common Stock on the New York Stock Exchange for the last ten trading days of each calendar year, to extend the term of the 1996 Plan, and to provide for options to be granted to new Directors. Such amendment was approved by the shareholders, who voted 28,527,819 shares in favor, 3,631,587 shares against, and 6,093,492 shares who abstained or withheld authority.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               27    -  EDGAR Financial Data Schedule - June 30, 1998.
               27.1  -  EDGAR Financial Data Schedule - Restated June 30, 1997.

          (b)  Reports on Form 8-K:

               None.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    HCC Insurance Holdings, Inc.
                                -----------------------------------------
                                            (Registrant)


   August 13, 1998                  /s/ John N. Molbeck, Jr.
   ---------------              -----------------------------------------
     (Date)                         John N. Molbeck, Jr., President


   August 13, 1998                  /s/ Edward H. Ellis, Jr.
   ---------------              -----------------------------------------
     (Date)                         Edward H. Ellis, Jr., Senior Vice President
                                    and Chief Financial Officer