Form 10-Q
period 1998-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1998-11-17
CIK 888919

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1998
                                       ------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _________ to __________


Commission file number                          0-20766
                      ----------------------------------------------------------

     HCC Insurance Holdings, Inc.
--------------------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     Delaware                                         76-0336636
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (IRS Employer
      incorporation or organization)                  Identification No.)


     13403 Northwest Freeway, Houston, Texas                      77040-6094
--------------------------------------------------------------------------------
     (Address of principal executive offices)                     (Zip Code)


     (713) 690-7300
--------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)


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

On November 6, 1998, there were 48,134,028 shares of Common Stock, $1 par value issued and outstanding.

                             HCC INSURANCE HOLDINGS, INC.
                                        INDEX




                                                                      PAGE NO.
                                                                      --------
Part I.   FINANCIAL INFORMATION

     Item 1.   Condensed Consolidated Balance Sheets
                September 30, 1998 and December 31, 1997. . . . . . . . . .3

               Condensed Consolidated Statements of Earnings
                Nine Months Ended September 30, 1998 and
                Nine Months Ended September 30, 1997. . . . . . . . . . . .4

               Condensed Consolidated Statements of Earnings
                Three months Ended September 30, 1998 and
                Three months Ended September 30, 1997 . . . . . . . . . . .5

               Condensed Consolidated Statements of Changes in
                Shareholders' Equity
                Nine Months Ended September 30, 1998 and
                Year Ended December 31, 1997. . . . . . . . . . . . . . . .6

               Condensed Consolidated Statements of Cash Flows
                Nine Months Ended September 30, 1998 and
                Nine Months Ended September 30, 1997. . . . . . . . . . . .8

               Notes to Condensed Consolidated Financial
                Statements. . . . . . . . . . . . . . . . . . . . . . . . .9

     Item 2.   Management's Discussion and Analysis . . . . . . . . . . . 16


Part II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . 21

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                     ---------

                       Condensed Consolidated Balance Sheets

                                    (Unaudited)
                                     ---------

                                                                                September 30, 1998       December 31, 1997
                                                                                ------------------       -----------------
ASSETS

Investments available for sale:
   Fixed income securities, at market
      (cost: 1998 $378,462,000; 1997 $395,121,000)                               $   396,996,000          $   409,701,000
   Marketable equity securities, at market
      (cost: 1998 $16,075,000;  1997 $10,221,000)                                     11,738,000                8,339,000
   Short-term investments, at cost, which approximates market                        135,583,000              105,255,000
   Other investments, at cost,  which approximates fair value                            867,000                   --
                                                                                 ---------------          ---------------
      Total investments                                                              545,184,000              523,295,000

Cash                                                                                   8,668,000                7,728,000
Restricted cash and cash investments                                                  71,938,000               60,063,000
Reinsurance recoverables                                                             318,132,000              176,965,000
Premium, claims and other receivables                                                327,305,000              252,618,000
Ceded unearned premium                                                               135,379,000               84,610,000
Deferred policy acquisition costs                                                     24,824,000               21,604,000
Property and equipment, net                                                           30,445,000               19,926,000
Deferred income tax                                                                    2,435,000                6,817,000
Goodwill                                                                              63,280,000               34,758,000
Other assets, net                                                                      8,097,000                9,748,000
                                                                                 ---------------          ---------------

      TOTAL ASSETS                                                               $ 1,535,687,000          $ 1,198,132,000
                                                                                 ---------------          ---------------
                                                                                 ---------------          ---------------
LIABILITIES

Loss and loss adjustment expense payable                                         $   398,950,000          $   275,008,000
Reinsurance balances payable                                                          90,718,000               43,914,000
Unearned premium                                                                     192,451,000              152,094,000
Deferred ceding commissions                                                           27,338,000               19,553,000
Premium and claims payable                                                           308,118,000              237,770,000
Notes payable                                                                         73,000,000               80,750,000
Accounts payable and accrued liabilities                                              20,812,000               23,442,000
                                                                                 ---------------          ---------------
      Total liabilities                                                            1,111,387,000              832,531,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 1998 48,132,303 shares; 1997
  47,758,929 shares)                                                                  48,132,000               47,759,000
Additional paid-in capital                                                           161,148,000              154,633,000
Retained earnings                                                                    206,252,000              155,209,000
Accumulated other comprehensive income                                                 8,768,000                8,000,000
                                                                                 ---------------          ---------------

      Total shareholders' equity                                                     424,300,000              365,601,000
                                                                                 ---------------          ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                 $ 1,535,687,000          $ 1,198,132,000
                                                                                 ---------------          ---------------
                                                                                 ---------------          ---------------


See Notes to Condensed Consolidated Financial Statements.

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      --------

                   Condensed Consolidated Statements of Earnings

                                    (Unaudited)
                                      --------


                                                                    For the nine months ended September 30,
                                                                        1998                       1997
                                                                 -------------------      -------------------
REVENUE

Net earned premium                                               $       103,971,000      $       124,431,000
Management fee and commission income                                      86,058,000               55,776,000
Net investment income                                                     22,187,000               20,430,000
Net realized investment gain (loss)                                        1,088,000                 (258,000)
Other income                                                              10,560,000                5,592,000
                                                                 -------------------      -------------------

      Total revenue                                                      223,864,000              205,971,000

EXPENSE

Loss and loss adjustment expense                                          62,358,000               70,537,000

Operating expense:
  Policy acquisition costs                                                48,221,000               38,241,000
  Compensation expense                                                    41,102,000               35,606,000
  Other operating expense                                                 24,036,000               23,048,000
  Merger expense                                                             107,000                7,582,000
  Ceding commissions                                                     (41,777,000)             (32,032,000)
                                                                 -------------------      -------------------
      Net operating expense                                               71,689,000               72,445,000

Interest expense                                                           4,697,000                4,021,000
                                                                 -------------------      -------------------

      Total expense                                                      138,744,000              147,003,000
                                                                 -------------------      -------------------

      Earnings before income tax provision                                85,120,000               58,968,000

Income tax provision                                                      28,324,000               19,831,000
                                                                 -------------------      -------------------

      NET EARNINGS                                               $        56,796,000      $        39,137,000
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                               $              1.19      $              0.84
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------

Weighted average shares outstanding                                       47,839,000               46,759,000
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                               $              1.16      $              0.81
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------

Weighted average shares outstanding                                       48,917,000               48,071,000
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------

Cash dividends declared, per share                               $              0.12      $              0.09
                                                                 -------------------      -------------------
                                                                 -------------------      -------------------


See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                       --------
                    Condensed Consolidated Statements of Earnings

                                     (Unaudited)
                                       --------


                                                                        For the three months ended September 30,
                                                                              1998                     1997
                                                                      -------------------      -------------------
REVENUE
Net earned premium                                                    $        34,604,000      $        31,622,000
Management fee and commission income                                           26,323,000               19,823,000
Net investment income                                                           7,627,000                7,697,000
Net realized investment gain                                                      963,000                   36,000
Other income                                                                    7,019,000                1,891,000
                                                                      -------------------      -------------------

      Total revenue                                                            76,536,000               61,069,000

EXPENSE

Loss and loss adjustment expense                                               18,555,000               14,467,000

Operating expense:
  Policy acquisition costs                                                     16,803,000               12,153,000
  Compensation expense                                                         14,579,000               12,041,000
  Other operating expense                                                       6,757,000                7,035,000
  Merger expense                                                                    1,000                  305,000
  Ceding commissions                                                          (14,931,000)             (11,671,000)
                                                                      -------------------      -------------------
      Net operating expense                                                    23,209,000               19,863,000

Interest expense                                                                1,418,000                1,211,000
                                                                      -------------------      -------------------

      Total expense                                                            43,182,000               35,541,000
                                                                      -------------------      -------------------

      Earnings before income tax provision                                     33,354,000               25,528,000

Income tax provision                                                           11,279,000                8,408,000
                                                                      -------------------      -------------------

      NET EARNINGS                                                    $        22,075,000      $        17,120,000
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                    $              0.46      $              0.36
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------

Weighted average shares outstanding                                            47,870,000               47,430,000
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                    $              0.45      $              0.35
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------

Weighted average shares outstanding                                            48,919,000               48,722,000
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------

Cash dividends declared, per share                                    $              0.04      $              0.03
                                                                      -------------------      -------------------
                                                                      -------------------      -------------------


See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                       --------
        Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the nine months ended September 30, 1998 and
                         for the year ended December 31, 1997

                                     (Unaudited)
                                       --------


                                                                                                               Accumulated
                                                                            Additional                            other
                                                             Common          paid-in           Retained        comprehensive
                                                             Stock           capital           earnings           income
                                                        -------------    --------------     -------------     --------------
BALANCE AS OF DECEMBER 31, 1996                         $  49,017,000    $  138,515,000     $ 162,131,000     $    3,532,000

726,898 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,725,000                                                  727,000         9,743,000           -                  -

382,024 shares of Common Stock issued for
  purchased companies                                         382,000         9,805,000           -                  -

950,000 shares of Common Stock issued for
  combinations with pooled companies                          950,000              -           (1,507,000)           -

Net earnings                                                    -                  -           49,760,000            -

Cash dividends declared, $0.12 per share                        -                  -           (5,219,000)           -

Repurchase of 14,895 shares of common
  stock by pooled company prior to combination                  -                  -               -                 -

Retirement of 3,316,636 shares of treasury stock           (3,317,000)       (3,430,000)      (50,247,000)           -

Other comprehensive income                                      -                  -               -               4,468,000

Other                                                           -                  -              291,000            -
                                                        -------------    --------------     -------------     --------------

    BALANCE AS OF DECEMBER 31, 1997                     $  47,759,000    $  154,633,000      $155,209,000         $8,000,000
                                                        -------------    --------------     -------------     --------------
                                                        -------------    --------------     -------------     --------------


                                                                                     Total
                                                            Treasury              shareholders'
                                                              stock                  equity
                                                          -------------          --------------
BALANCE AS OF DECEMBER 31, 1996                           $ (56,670,000)         $  296,525,000

726,898 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $1,725,000                                                    -                    10,470,000

382,024 shares of Common Stock issued for
  purchased companies                                           -                    10,187,000

950,000 shares of Common Stock issued for
  combinations with pooled companies                            -                      (557,000)

Net earnings                                                    -                    49,760,000

Cash dividends declared, $0.12 per share                        -                    (5,219,000)

Repurchase of 14,895 shares of common
  stock by pooled company prior to combination                 (324,000)               (324,000)

Retirement of 3,316,636 shares of treasury stock             56,994,000                    -

Other comprehensive income                                      -                     4,468,000

Other                                                           -                       291,000
                                                          -------------          --------------

    BALANCE AS OF DECEMBER 31, 1997                       $     -                $  365,601,000
                                                          -------------          --------------
                                                          -------------          --------------


See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                       --------
        Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the nine months ended September 30, 1998 and
                         for the year ended December 31, 1997

                                     (Unaudited)

                                     (Continued)
                                       --------

                                                                                                     Accumulated
                                                                 Additional                             other             Total
                                                  Common          paid-in           Retained        comprehensive     shareholders'
                                                   Stock          capital           earnings           income            equity
                                             ---------------- ----------------  ----------------  ----------------  ---------------
BALANCE AS OF DECEMBER 31, 1997              $     47,759,000 $    154,633,000  $    155,209,000  $      8,000,000  $   365,601,000

86,849 shares of Common Stock issued for
  exercise of options, including tax benefit
  $143,000                                             87,000        1,052,000             --                --           1,139,000

286,525 shares of Common Stock issued for
  purchased companies                                 286,000        5,463,000             --                --           5,749,000

Net earnings                                            --               --           56,796,000             --          56,796,000

Cash dividends declared, $0.12 per share                --               --           (5,753,000)            --          (5,753,000)

Other comprehensive income                              --               --                --              768,000          768,000
                                             ---------------- ----------------  ----------------  ----------------  ---------------

    BALANCE AS OF SEPTEMBER 30, 1998         $     48,132,000 $    161,148,000  $    206,252,000  $      8,768,000  $   424,300,000
                                             ---------------- ----------------  ----------------  ----------------  ---------------
                                             ---------------- ----------------  ----------------  ----------------  ---------------


See Notes to Condensed Consolidated Financial Statements.

                    HCC Insurance Holdings, Inc. and Subsidiaries
                                       --------

                   Condensed Consolidated Statements of Cash Flows

                                     (Unaudited)
                                       --------



                                                                            For the nine months ended September 30,
                                                                                 1998                     1997
                                                                          ------------------        -----------------
Cash flows from operating activities:

  Net earnings                                                            $       56,796,000        $      39,137,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in reinsurance recoverables                                        (141,167,000)             (52,565,000)
      Change in premium, claims and other receivables                            (72,408,000)             (60,614,000)
      Change in ceded unearned premium                                           (50,769,000)             (19,344,000)
      Change in loss and loss adjustment expense payable                         123,942,000               38,439,000
      Change in reinsurance balances payable                                      46,804,000               21,054,000
      Change in unearned premium                                                  40,357,000                6,098,000
      Change in premium and claims payable, net of restricted cash                58,473,000               82,069,000
      Net realized investment (gain) loss                                         (1,088,000)                 258,000
      Gain on sale of subsidiary                                                  (4,073,000)                    --
      Depreciation and amortization expense                                        4,978,000                3,586,000
      Other, net                                                                   6,997,000               (1,100,000)
                                                                          ------------------        -----------------
         Cash provided by operating activities                                    68,842,000               57,018,000

Cash flows from investing activities:

  Sales of fixed income securities                                                18,032,000               27,090,000
  Maturity or call of fixed income securities                                     15,435,000               15,024,000
  Sales of equity securities                                                       3,406,000               17,631,000
  Net cash received from sale of subsidiary                                        1,794,000                    --
  Change in short-term investments                                               (30,328,000)             (53,936,000)
  Cash paid for companies acquired, net of cash received                         (24,232,000)             (12,948,000)
  Cost of securities acquired                                                    (26,541,000)             (64,417,000)
  Purchases of property and equipment                                            (13,643,000)              (3,682,000)
                                                                          ------------------        -----------------
      Cash used by investing activities                                          (56,077,000)             (75,238,000)

Cash flows from financing activities:

  Proceeds from notes payable                                                     27,200,000               15,298,000
  Sale of common stock                                                             1,139,000                8,203,000
  Payments on notes payable                                                      (34,950,000)              (6,131,000)
  Dividends paid                                                                  (5,214,000)              (3,170,000)
  Repurchase of common stock                                                           --                    (324,000)
                                                                          ------------------        -----------------
      Cash provided (used) by financing activities                               (11,825,000)              13,876,000
                                                                          ------------------        -----------------

      Net change in cash                                                             940,000               (4,344,000)

      Cash at beginning of period                                                  7,728,000                9,575,000
                                                                          ------------------        -----------------

      CASH AT END OF PERIOD                                               $        8,668,000        $       5,231,000
                                                                          ------------------        -----------------
                                                                          ------------------        -----------------


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

     INCOME TAX

     For the nine and three months ended September 30, 1998 and 1997, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income and, in the 1997 periods, the effect of certain non-deductible merger expenses.

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     In January, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income". SFAS No. 130 requires that all components of comprehensive income be reported in a full set of financial statements and that the amount of total comprehensive income be reported. For interim reporting purposes, comprehensive income will be reported with other supplemental information (see note 5).

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                       --------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)


(1)  GENERAL INFORMATION, CONTINUED

     EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information".
     This statement is effective for fiscal years beginning after December 15, 1997, but the information is first required in year-end financial statements. SFAS No. 131 relates to the presentation of segment information in a complete set of financial statements. It will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segments as a result of adopting SFAS No. 131.

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



                                                                                                        Loss and Loss
                                                             Written                Earned               Adjustment
                                                             Premium                Premium                Expense
                                                          -------------          -------------         --------------
     For the nine months ended September 30, 1998:

     Direct business                                      $ 166,439,000          $ 138,936,000         $ 115,792,000
     Reinsurance assumed                                    195,279,000            181,912,000           230,572,000
     Reinsurance ceded                                     (269,107,000)          (216,877,000)         (284,006,000)
                                                          -------------          -------------         -------------

          NET AMOUNTS                                     $  92,611,000          $ 103,971,000         $  62,358,000
                                                          -------------          -------------         -------------
                                                          -------------          -------------         -------------

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                       --------

                 Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)

  (2)     REINSURANCE, CONTINUED


                                                                                                                     Loss and Loss
                                                                         Written                Earned                 Adjustment
                                                                         Premium                Premium                 Expense
                                                                  ---------------------  ---------------------    -----------------
      For the nine months ended September 30, 1997:

      Direct business                                             $         136,769,000  $         131,323,000    $      90,419,000
      Reinsurance assumed                                                   130,703,000            132,408,000          126,165,000
      Reinsurance ceded                                                    (159,034,000)          (139,300,000)        (146,047,000)
                                                                  ---------------------  ---------------------    -----------------

           NET AMOUNTS                                            $         108,438,000  $         124,431,000    $      70,537,000
                                                                  ---------------------  ---------------------    -----------------
                                                                  ---------------------  ---------------------    -----------------

      For the three months ended September 30, 1998:

      Direct business                                             $          47,940,000  $          50,802,000    $      43,361,000
      Reinsurance assumed                                                    51,932,000             63,181,000          118,263,000
      Reinsurance ceded                                                     (73,836,000)           (79,379,000)        (143,069,000)
                                                                  ---------------------  ---------------------    -----------------

           NET AMOUNTS                                            $          26,036,000  $          34,604,000    $      18,555,000
                                                                  ---------------------  ---------------------    -----------------
                                                                  ---------------------  ---------------------    -----------------

      For the three months ended September 30, 1997:

      Direct business                                             $          44,149,000  $          44,764,000    $      40,857,000
      Reinsurance assumed                                                    38,124,000             44,283,000           35,441,000
      Reinsurance ceded                                                     (70,584,000)           (57,425,000)         (61,831,000)
                                                                  ---------------------  ---------------------    -----------------

           NET AMOUNTS                                            $          11,689,000  $          31,622,000    $      14,467,000
                                                                  ---------------------  ---------------------    -----------------
                                                                  ---------------------  ---------------------    -----------------

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      --------

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                    (Continued)

  (2)     REINSURANCE, CONTINUED

     The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                  September 30,   December 31,
                                                      1998            1997
                                                 --------------- --------------
    Reinsurance recoverable on paid losses       $    33,514,000 $   24,126,000
    Reinsurance recoverable on outstanding losses    210,301,000    140,516,000
    Reinsurance recoverable on IBNR                   76,876,000     14,858,000
    Reserve for uncollectible reinsurance             (2,559,000)    (2,535,000)
                                                 --------------- --------------

         TOTAL REINSURANCE RECOVERABLES          $   318,132,000 $  176,965,000
                                                 --------------- --------------
                                                 --------------- --------------

     The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At September 30, 1998, the Company held letters of credit and cash deposits in the amounts of $134.2 million and $8.1 million, respectively, to collateralize certain reinsurance balances and had other payable balances due to its reinsurers of $204.0 million as potential offsets against reinsurance recoverables. The Company has established a reserve of $2.6 million as of September 30, 1998, to reduce the effects of any recoverable problems. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies.


(3)  ACQUISITIONS AND DISPOSITIONS

     KACHLER

     On February 27, 1998, the Company acquired all of the outstanding shares of Kachler in exchange for 1,600,000 shares of the Company's Common Stock. This business combination has been accounted for as a pooling-of-interests and, accordingly, the Company's condensed consolidated financial statements have been restated to include the accounts and operations of Kachler for all periods presented. For the three months ended March 31, 1998, total revenue included $1.9 million and net earnings included $735,000 related to Kachler prior to the combination. For the nine months and three months ended September 30, 1997, total revenue included $5.7 million and $1.9 million, respectively, and net earnings included $6,000 and $2,000, respectively, related to Kachler prior to the combination.

                   HCC Insurance Holdings, Inc. and Subsidiaries

                                      -------

                Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                    (Continued)

(3)  ACQUISITIONS AND DISPOSITIONS, CONTINUED

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

     STONE

     On September 23, 1998, the Company acquired all of the outstanding shares of J.E. Stone and Associates, Inc. ("Stone") in exchange for 257,496 shares of the Company's Common Stock and a cash payment of $5.2 million. This acquisition has been accounted as a purchase and the results of operations will be included in the condensed consolidated statements of earnings beginning in October, 1998. Cost in excess of net assets acquired (goodwill) of approximately $9.7 million was recorded from this acquisition. Goodwill will be amortized over twenty years. The results of operations of Stone for the periods prior to the acquisition are immaterial to the Company's consolidated results of operations.

     MEDEX

     Responding to an unsolicited offer, the Company sold Medex Assistance Corporation ("Medex") on September 30, 1998. Medex was a subsidiary of Avemco Corporation ("Avemco"), which was acquired by the Company in June 1997, in a transaction accounted for as a pooling-of-interests. The operations of Medex were not significant to the consolidated operations of Avemco. A pretax gain of $4.1 million, included in other income, was recorded on this sale, which, net of a $1.6 million income tax effect, is $0.05 per share. This gain is expected to be immaterial to the Company's year-end 1998 results of operations.

     SUN

     On November 5, 1998, the Company acquired all of the outstanding shares of Sun Employer Services, Inc. and related entities for payments totalling $17.6 million in cash and 378,000 shares of the Company's Common Stock to be issued on a contingent basis assuming certain future financial benchmarks are met. The transaction will be accounted for as a purchase.

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

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      --------

                Notes to Condensed Consolidated Financial Statements

                                    (Unaudited)

                                    (Continued)


(4)  EARNINGS PER SHARE, CONTINUED

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:


                                                                       For the nine months ended September 30,
                                                                              1998                    1997
                                                                       ---------------          ---------------
      Net earnings                                                     $    56,796,000          $    39,137,000
                                                                       ---------------          ---------------
                                                                       ---------------          ---------------
      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end                      48,132,000               47,607,000
      Changes in Common Stock due to issuance                                 (293,000)                (848,000)
                                                                       ---------------          ---------------

         Weighted average Common Stock outstanding                          47,839,000               46,759,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the treasury
         stock method)                                                       1,078,000                1,312,000
                                                                       ---------------          ---------------
         Weighted average Common Stock and potential
           common stock outstanding                                         48,917,000               48,071,000
                                                                       ---------------          ---------------
                                                                       ---------------          ---------------


                                                                       For the three months ended September 30,
                                                                              1998                    1997
                                                                       ---------------          ---------------
      Net earnings                                                     $    22,075,000          $    17,120,000
                                                                       ---------------          ---------------
                                                                       ---------------          ---------------
      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end                      48,132,000               47,607,000
      Changes in Common Stock due to issuance                                 (262,000)                (177,000)
                                                                       ---------------          ---------------

         Weighted average Common Stock outstanding                          47,870,000               47,430,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the treasury
         stock method)                                                       1,049,000                1,292,000
                                                                       ---------------          ---------------
         Weighted average Common Stock and potential
           common stock outstanding                                         48,919,000               48,722,000
                                                                       ---------------          ---------------
                                                                       ---------------          ---------------

                   HCC Insurance Holdings, Inc. and Subsidiaries
                                      --------

                Notes to Condensed Consolidated Financial Statements

                                    (Unaudited)

                                    (Continued)

(4)  EARNINGS PER SHARE, CONTINUED

     As of September 30, 1998, there were approximately 1.6 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.


(5)  SUPPLEMENTAL INFORMATION


     Supplemental information for the nine months ended September 30, 1998 and 1997, is summarized below:

                                         1998            1997
                                    -------------   -------------
     Interest paid                  $   4,082,000   $   5,076,000
     Income taxes paid                 11,454,000      16,635,000
     Comprehensive income              57,564,000      42,243,000


     Comprehensive income for the three months ended September 30, 1998 and 1997 was $24,639,000 and $19,751,000, respectively.


(6)  RELATED PARTY TRANSACTIONS

     Certain of the Company's directors are officers, directors or owners of business entities with which the Company may transact business. During 1998, the Company purchased an office building from a related entity for $6.0 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1997

Gross written premium increased 21% to $99.9 million for the third quarter of 1998 from $82.3 million for the same period in 1997, primarily in the aviation and accident and health lines of business. Net written premium for the third quarter of 1998 increased to $26.0 million from $11.7 million for the same period in 1997. Net written premium for the third quarter of 1997 was reduced by a $17 million portfolio transfer of in-force premium at the inception of a significant new reinsurance program at Avemco Insurance Company following the acquisition of Avemco by the Company. Net earned premium increased 9% to $34.6 million for the third quarter of 1998 compared to $31.6 million for the same period in 1997.

Policy acquisition costs increased 38% to $16.8 million for the third quarter of 1998 compared to $12.2 million for the same period in 1997, resulting from increased business and to a lesser extent, higher average acquisition costs, particularly in the accident and health lines of business. Ceding commission increased $3.3 million, or 28%, between the same periods reflecting increased premium volume offset somewhat by lower average ceding commissions due to the mix of business.

Loss and loss adjustment expense ("LAE") increased $4.1 million for the third quarter of 1998 to $18.6 million compared to $14.5 million for the same period in 1997 which reported lower than normal losses.

The Company continues to reinsure increasing amounts of its business in this period of severe pricing pressure, thereby reducing substantially its exposure to risk and loss. The Company also continues to reinsure its catastrophe exposure very conservatively as illustrated by Hurricane Georges which had an immaterial net effect on the Company's results of operations, despite a substantial gross (prior to reinsurance) loss of approximately $35.0 million. Hurricane Mitch will not have a material net effect on the Company's results of operations in the fourth quarter of 1998.

Management fee and commission income increased 33% to $26.3 million for the third quarter of 1998, compared to $19.8 million for the same period in 1997 due to internal growth and agency acquisitions. The Company expects solid growth to continue. Net investment income was unchanged for the third quarter of 1998, compared to the same period in 1997, as the Company is experiencing lower interest rates on new investments and has used a portion of its cash flow and proceeds from sales of investment securities to repay debt. The Company's investment policy has remained consistent and conservative.

During the third quarter of 1998, the Company sold $16 million of fixed income securities following the internal merger of the operations of IMG Insurance Company and Houston Casualty Company, which resulted in a gain of approximately $850,000. There were no significant sales of fixed income securities during the same period in 1997 and it is not the Company's policy to trade its fixed income securities. During the third quarter of 1998, other income increased significantly as a result of a $4.1 million pretax gain on the sale of an asset which was immaterial to the Company.

As net income from the agency operations grows, the Company's effective tax rate increases due to state income taxes incurred on the agency segment but not incurred on the insurance company segment and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate. The Company's effective tax rate for the third quarter of 1998 was 34%, compared to 33% for the same period in 1997.

Net earnings increased 29% to $22.1 million for the third quarter of 1998 from $17.1 million for the same period in 1997. This rise was due to increased agency and other income which counteracted the lower underwriting profits from the insurance company subsidiaries. Diluted earnings per share increased 29% to $0.45 for the third quarter of 1998 from $0.35 for the same period of 1997.

The Company's insurance company subsidiaries' GAAP combined ratio was 73.2% for the third quarter of 1998, as compared to 62.7% for the same period in 1997.

The Company's book value per share was $8.82 as of September 30, 1998, up from $8.28 as of June 30, 1998.

NINE MONTHS ENDED SEPTEMBER 30, 1998 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1997

Gross written premium increased 35% to $361.7 million for the first nine months of 1998 from $267.5 million for the same period in 1997, primarily in the aviation, offshore energy and accident and health lines of business. Net written premium for the first nine months of 1998 decreased to $92.6 million from $108.4 million for the same period in 1997 due to an increase in the amount of ceded reinsurance, particularly in the aviation line of business due to the continuing effect of additional reinsurance purchased at Avemco Insurance Company after the Company's June, 1997 acquisition. Net earned premium decreased to $104.0 million for the first nine months of 1998 compared to $124.4 million for the same period in 1997 due to the aggregate effect of reduced net written premium during the preceding twelve month period.

Policy acquisition costs increased 26% to $48.2 million for the first nine months of 1998 compared to $38.2 million for the same period in 1997, resulting primarily from increased business and to a lesser extent, higher average acquisition costs, particularly in the accident and health lines of business. Ceding commission increased $9.7 million , or 30%, between the same periods reflecting increased premium volume offset somewhat by lower average ceding commissions due to the mix of business.

Loss and LAE decreased $8.2 million during the first nine months of 1998, to $62.4 million, reflecting increased ceded reinsurance.

The Company continues to reinsure increasing amounts of its business in this period of severe pricing pressure thereby reducing substantially its exposure
to risk and loss.   The Company also continues to reinsure its catastrophe
exposure very conservatively as illustrated by Hurricane Georges which had an immaterial net effect on the Company's results of operations, despite a substantial gross (prior to reinsurance) loss of approximately $35.0 million. Hurricane Mitch will not have a material net effect on the Company's results of operations in the fourth quarter of 1998.

Management fee and commission income increased 54% to $86.1 million for the first nine months of 1998, compared to $55.8 million for the same period in 1997 due to internal growth and agency acquisitions. The Company expects solid growth to continue. Net investment income increased 9% to $22.2 million for the first nine months of 1998, compared to $20.4 million for the same period in 1997 reflecting increased cash flow and, therefore, a higher level of investments partially offset by lower interest rates. The Company's investment policy has remained consistent and conservative.

During the first nine months of 1998, the Company sold $17 million in fixed income securities primarily following the internal merger of the operations of IMG Insurance Company and Houston Casualty Company, which resulted in a gain of approximately $900,000. There were no significant sales of fixed income securities during the same period in 1997 and it is not the Company's policy to trade its fixed income securities. During the first nine months of 1998, other income increased significantly as a result of a $4.1 million pretax gain on the sale of an asset which was immaterial to the Company.

As net income from the agency operations grows, the Company's effective tax rate increases due to state income taxes incurred on the agency segment but not incurred on the insurance company segment and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate. The Company's 1997 effective tax rate was unusually high, since substantially all of the merger expense incurred was not deductible for income tax purposes. Excluding the effects of merger expense, the Company's effective tax rate for the nine months ended September 30, 1998 was 33%, compared to 32% for the same period in 1997.

Net earnings increased 45% to $56.8 million for the first nine months of 1998 from $39.1 million for the same period in 1997. This increase was due to increased agency and other income which counteracted the lower underwriting profits from the insurance company subsidiaries and the reduction in merger expense which was $7.5 million higher in the first nine months of 1997 compared to the same period in 1998 due to the combination with Avemco effective June 17, 1997. Diluted earnings per share increased 43% to $1.16 for the first nine months of 1998 from $0.81 for the same period of 1997.

The Company's insurance company subsidiaries' GAAP combined ratio was 81.2% for the first nine months of 1998, as compared to 76.9% for the same period in 1997.

The Company's book value per share was $8.82 as of September 30, 1998, up from $7.66 as of December 31, 1997.

ACQUISITIONS

The Company completed the acquisition of Kachler on February 27, 1998 (pooling-of-interests), of GIR on February 28, 1998 (purchase) and of J.E. Stone on September 23, 1998 (purchase). The Company's historical financial statements have been restated to include the accounts and operations of Kachler for all periods presented.

The acquisition of Sun Employer Services, Inc. and related entities was completed on November 5, 1998 in a transaction recorded as a purchase.

LIQUIDITY AND CAPITAL RESOURCES

The Company's consolidated cash and investment portfolio increased $24.5 million or 5% since December 31, 1997, and totaled $553.9 million as of September 30, 1998, of which $144.3 million was cash and short-term investments. Total assets increased to $1.5 billion as of September 30, 1998, from $1.2 billion as of
December 31, 1997.   The Company believes that its operating cash flows,
short-term investments and the bank lines of credit will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

The overall increase in activities at the insurance company subsidiaries resulted in increases in gross loss reserves, gross unearned premiums and deferred policy acquisition costs since December 31, 1997. These increases combined with the higher level of ceded reinsurance caused ceded reinsurance recoverables to increase. Additionally, reinsurance recoverables include approximately $35 million related to Hurricane Georges. The increase in agency activity resulted in increased amounts in both premium and claims receivables and payables.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". This statement is effective for fiscal years beginning after December 15, 1997, but the information is first required in year end financial statements. SFAS No. 131 relates to the presentation of segment information in a complete set of financial statements. It will have no effect on the Company's net earnings, shareholders' equity or cash flows. The Company does not expect to change its definition of segments as a result of adopting SFAS No. 131.

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

The Company is utilizing and will continue to utilize both internal and external resources to reprogram or replace its computer systems such that the reprogrammed or replacement systems can be expected to be Year 2000 compliant in advance of respective critical dates. During the twenty-one months ended September 30, 1998, the Company expensed $220,000 with respect to Year 2000 compliance and capitalized $4.4 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $3.0 million which includes $2.5 million attributable to the planned purchase and implementation of new systems, principally to complete the replacement of the above mentioned insurance company subsidiary's system. The cost of this new software is being capitalized. The remaining estimated cost of $500,000 will be expensed as incurred over the next fifteen months. The level of expense anticipated in connection with Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide the funding.

During the quarter ended September 30, 1998, the Company continued to implement its Year 2000 plan. The progress made was in accordance with the plan, including progress on the insurance company subsidiary's new system, which is expected to go live in November, 1998. There was no new information which came to management's attention that would indicate that the plan should be altered significantly or that the plan would not be successful in the time frame prescribed by the plan.

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

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, as well as the failure of third parties with whom the Company has an important relationship to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, results of operations, cashflows and financial condition.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union are scheduled to irrevocably fix the conversion rates between their national currencies and a common currency, the "Euro", which will become their common legal currency on that date. The participating countries' former national currencies will continue to exist as denominations of the Euro between January 1, 1999 and January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. The Company does not expect the introduction of the Euro to have a material effect on the Company's business, software plans, financial condition, cashflows or results of operations.

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

                             PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K:

          (a)  Exhibits:

               10.342    -    Agreement and Plan of Reorganization dated as of
                              September 23, 1998 among HCC Insurance Holdings,
                              Inc.; The Kachler Corporation; J.E. Stone and
                              Associates, Inc. and the shareholders of J.E.Stone and Associates, Inc. related to the acquisition of 100% of the common stock of J.E. Stone and Associates, Inc.

               27        -    EDGAR Financial Data Schedule - September 30,
                              1998.

               27.1      -    EDGAR Financial Data Schedule - Restated September
                              30, 1997.

          (b)  Reports on Form 8-K:

               None.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HCC Insurance Holdings, Inc.
                                         ----------------------------------
                                                     (Registrant)


    November 13, 1998                          /s/ John N. Molbeck, Jr.
---------------------------              ----------------------------------
        (Date)                           John N. Molbeck, Jr.,   President


    November 13, 1998                          /s/ Edward H. Ellis, Jr.
---------------------------              ----------------------------------
        (Date)                           Edward H. Ellis, Jr., Senior Vice
                                         President and Chief Financial Officer