Form 10-K405
period 1998-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1999-03-31
CIK 888919

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

For the fiscal year ended        _______December 31, 1998_______________________

Commission file number        _______0-20766____________________________________

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

Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value on March 19, 1999, of the voting stock held by non-affiliates of the registrant was approximately $752.9 million. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 19, 1999 was 48,809,264.

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

                               TABLE OF CONTENTS
                          HCC INSURANCE HOLDINGS, INC.

                                                                                                             PAGE
                                                                                                             -----
PART I.
        ITEM 1.       Business..........................................................................           3
        ITEM 2.       Properties........................................................................          27
        ITEM 3.       Legal Proceedings.................................................................          27
        ITEM 4.       Submission of Matters to a Vote of Security Holders...............................          27

PART II.
        ITEM 5.       Market for the Registrant's Common Equity and Related Stockholder Matters.........          28
        ITEM 6.       Selected Financial Data...........................................................          29
        ITEM 7.       Management's Discussion and Analysis of Financial Condition and Results of
                      Operations........................................................................          31
        ITEM 7A.      Quantitative and Qualitative Disclosure About Market Risk.........................          42
        ITEM 8.       Financial Statements and Supplementary Data.......................................          43
        ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                      Disclosures.......................................................................          43

PART III.
        ITEM 10.      Directors and Executive Officers of the Registrant................................          44
        ITEM 11.      Executive Compensation............................................................          44
        ITEM 12.      Security Ownership of Certain Beneficial Owners and Management....................          44
        ITEM 13.      Certain Relationships and Related Transactions....................................          44

PART IV.
        ITEM 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...................          45

SIGNATURES..............................................................................................          46

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

    HCC Insurance Holdings, Inc. ("HCC") is a Delaware corporation with principal and executive offices located at 13403 Northwest Freeway, Houston, Texas 77040. HCC and its consolidated subsidiaries are collectively referred to herein as the "Company" unless the context otherwise requires. HCC, through its subsidiaries, provides specialized property and casualty insurance coverages, underwriting agency and intermediary services and other insurance related services both to commercial customers and individuals. The Company's insurance products are underwritten on both a direct and reinsurance basis and are marketed by the Company and through a network of independent and affiliated agents and brokers. The Company's principal insurance company subsidiaries are Houston Casualty Company ("HC") in Houston, Texas, London, England and Amman, Jordan; U.S. Specialty Insurance Company ("USSIC") in Houston, Texas; and Avemco Insurance Company ("AIC") in Frederick, Maryland. The principal underwriting agency subsidiaries are LDG Reinsurance Corporation ("LDG Re") in Wakefield, Massachusetts; HCC Aviation Insurance Group, Inc. ("HCCA") in Dallas, Texas and Glendale, California; HCC Employer Services, Inc. ("HCCES") in Northbrook, Illinois, Dallas, Texas and Montgomery, Alabama; and HCC Benefits Corporation ("HCCB") in Atlanta, Georgia, Wakefield, Massachusetts, Minneapolis, Minnesota and Kansas City, Kansas. The Company's principal intermediary subsidiaries are HCC Intermediaries, Inc. ("HCCI") in Houston, Texas; HCC Employee Benefits, Inc. ("HCCEB") in Houston, Texas; and, effective January 1, 1999, Rattner Mackenzie Limited ("RML") in London, England and Amman, Jordan.

    Since its founding in 1974, the Company and its predecessor companies have been consistently profitable, generally reporting annual increases in gross written premium ("GWP"), management fees, commission income and total revenue. During the period 1996 through 1998, the Company's insurance company subsidiaries had an average combined ratio of 81.8% versus the less favorable 103.7% recorded by the U.S. property and casualty insurance industry overall (1996-1997). During the same period, the Company's GWP increased from $337.3 million to $498.3 million, an increase of 48%, management fees increased from $28.7 million to $74.0 million an increase of 158%, commission income increased from $21.5 million to $38.4 million, an increase of 79% and net earnings increased from $38.6 million to $72.3 million, an increase of 87%.

    The Company's insurance companies' underwriting activities are focused on providing aviation, marine, offshore energy, property, medical stop-loss, accident and health, workers' compensation and lenders' single interest insurance and reinsurance on a worldwide basis. As an insurer in the USA, the Company operates on a surplus lines or a non-admitted basis through HC and on an admitted basis through AIC and USSIC.

    The Company's domestic insurance company subsidiaries are rated "A+" (Superior) by A.M. Best Company ("A.M. Best") and are rated "AA" (Very Strong) by Standard & Poor's Corporation ("S&P"). An A.M. Best or S&P rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered as an investment recommendation.

    The Company's underwriting agencies underwrite on behalf of affiliated and non-affiliated insurance companies. These agency operations specialize in domestic general aviation insurance, medical stop-loss coverage for employer sponsored self-insured health plans, occupational accident coverage for self-insured truckers, workers' compensation insurance and a variety of accident and health related insurance and reinsurance products. Beginning in 1996 with the acquisition of LDG Management Company, Incorporated ("LDG"), the Company commenced a strategy of acquiring through merger or purchase, a number of privately held companies whose business was underwriting agency activities, primarily in the medical stop-loss, workers' compensation and domestic general aviation insurance businesses. This was done in an effort to further diversify the Company's operations and to enhance the Company's ability to anticipate and capitalize on opportunities resulting from changing market conditions in the insurance industry. As a result of these acquisitions, the Company's management fees from underwriting agencies have increased to $74.0 million. The Company's underwriting agency operations generated $704.0 million in written premium during 1998. Further acquisitions are likely in the area.

    Brokerage operations are performed by the Company's intermediary subsidiaries. The Company's intermediary operations consist of marketing, placing, consulting on and servicing insurance risks for its clients, which include insurance companies and other risk taking entities. The Company's intermediary subsidiaries specialize in employee benefits on a retail basis and reinsurance for both accident and health and property and casualty clients. The Company significantly expanded its intermediary operations internally and through acquisition in 1998 and continued this expansion in January, 1999 with the acquisition of PEPYS Holdings Limited ("PEPYS") and its operating subsidiary, RML. Since 1995, the Company's commission income from its intermediary operations has increased from $5.9 million (prior to pooling-of-interests restatements) to $38.4 million. Further acquisitions are contemplated.

    Two subsidiaries of the Company perform insurance related services for customers of the Company's insurance and agency subsidiaries and for unrelated entities. These services include insurance claims adjustment and servicing and computer software development and sales.

    From time to time the Company will make strategic operational investments, generally in companies or operations in or related to the insurance industry. Certain of these investments are intended to enhance the Company's operations through strategic partnering in areas common to the investee and the Company. The Company's revenue from these investments is comprised of equity in earnings of the investee, dividends and gains on the sale of these investments.

STRATEGY

    The Company's operating philosophy as an insurer is to maximize underwriting profits while preserving shareholders' equity. The Company concentrates its writings in selected, narrowly defined lines of business in which it believes there is a substantial opportunity to achieve underwriting profits. The Company primarily underwrites first party coverages and lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company. The Company's insurance products are marketed both directly and through independent and affiliated agents. With respect to its underwriting management, marketing and related services, the Company seeks to offer quality underwriting, decision-making, support, reinsurance capacity and financial and other resources to take advantage of market opportunities for the development of new products.

    The property and casualty insurance underwriting business has historically been cyclical (though mainly not seasonal) and within the overall cycle of the industry, particular lines of business experience their own cycles. These cycles are characterized by periods of excess capital and significant competition in policy pricing, terms and conditions, followed by periods of capital shortages, typically resulting from adverse loss experience, which leads to decreased competition, higher premium rates and stricter underwriting standards.

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

    In its insurance company operations, the Company believes its operational flexibility, experienced underwriting personnel and access to and expertise in the reinsurance marketplace allow the Company to implement its strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, through its acquisition and ownership of insurance underwriting agencies and intermediary businesses, the Company believes that those service based businesses can both complement the Company's underwriting activities and serve as a source of revenue which may not be subject to the same level of volatility as traditional underwriting revenues. Many of the Company's insurance underwriting agency and intermediary subsidiaries act as agents or intermediaries on behalf of the Company's insurance company subsidiaries as well as for non-affiliated insurers or other risk taking entities. Additionally, a claims adjusting and servicing subsidiary provides services for the insurance company subsidiaries and their customers. The ability of the Company's insurance company subsidiaries to utilize an affiliated insurance underwriting agency, intermediary or services provider, and the corollary ability of such insurance underwriting agency, intermediary and services subsidiaries to place business with or provide other services to an affiliated insurer, permits the Company to earn a greater portion of the total income derived from generated premium.

    The Company's business plan is to expand its underwriting activities and continue the growth of its insurance underwriting agency and intermediary operations. The Company will also, from time to time, make strategic operational investments in companies that present an opportunity for future profit from sale or for enhancement of the Company's business. However, the Company's business plan is shaped by its underlying operating philosophy, which is to maximize underwriting profit opportunities, while preserving shareholders' equity. The Company expects to continue to seek to acquire complementary businesses with established management and reputation in the insurance industry, whose business, the Company believes, can be enhanced through the synergism created by the Company's underwriting capabilities and its other owned insurance related businesses. As a result, the Company's primary interests are not necessarily in expanding market share or GWP, but rather in increasing net earnings. To accomplish this objective, the Company: (i) has been and is prepared to emphasize or reduce underwritings in certain lines of business as premium rates, the availability and cost of reinsurance and other market conditions warrant;
(ii) will continue to attempt to limit its downside net loss exposure through the effective, prudent and conservative use of reinsurance; (iii) will, as conditions warrant, emphasize the growth of its insurance underwriting agency and intermediary operations, which can be expected to result in continuing growth of management fees and commission income as a portion of total revenues; and (iv) will continue to review the possible acquisition of other specialty insurance companies and of other strategic operational investments that may, after a period of growth, increase in value or that represent strong strategic partners.

INDUSTRY SEGMENT INFORMATION

    Financial information concerning the Company's operations by industry segment is set forth in the Consolidated Financial Statements and the Notes thereto.

MAJOR ACQUISITIONS

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding shares of LDG. LDG, now operating as LDG Re, acts on behalf of insurance and reinsurance companies as a reinsurance underwriting manager in the following lines of business: accident and health special risks and alternative workers' compensation. LDG Re generally concentrates on lines of business that have relatively short lead times between the occurrence of an insured event and the reporting of claims.

    On November 27, 1996, the Company issued 1,136,400 shares of its Common Stock and paid $1.7 million in cash to acquire all of the outstanding shares of North American Special Risks Associates, Inc. ("NASRA"). NASRA, now known as HCCES, provides underwriting management and claims administration services to insurance and reinsurance companies primarily for occupational accident insurance for self-employed truckers and alternative workers' compensation insurance.

    On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock in order to acquire all of the outstanding shares and options to purchase shares of Avemco Corporation ("Avemco"), the parent corporation of a group of insurance and insurance services companies. Avemco, through its insurance company subsidiaries, provides property and casualty insurance in the general aviation, lenders' single interest and short-term health lines of business. Avemco's primary insurance company subsidiaries were AIC and USSIC. Following the acquisition, the operations of USSIC have been relocated to Houston, Texas and it has become a subsidiary of HC. AIC and USSIC operate on an admitted basis throughout the United States and AIC also operates as an admitted insurer in Canada (except Quebec).

    Avemco's principal insurance underwriting agency and services operations are focused in three areas: (i) underwriting management services for lenders' single interest coverage for banks and other financial institutions; (ii) underwriting management services for short-term health and travel insurance marketed to foreign students and others resident in the United States; and (iii) insurance related computer products, software and services for property and casualty insurance companies throughout the United States.

    On February 27, 1998, the Company issued 1,600,000 shares of its Common Stock to acquire all of the outstanding shares of The Kachler Corporation ("Kachler"), now known as HCCEB. Kachler was a retail insurance agency specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States.

    On January 31, 1999, the Company acquired all of the outstanding stock of PEPYS. PEPYS is the sole shareholder of RML. The total initial consideration was $54.8 million in cash and deferred payments of $8.3 million in cash and 414,207 shares of the Company's Common Stock. Additional amounts may be paid in the future based upon the attainment of certain earnings benchmarks over the next four years. RML, the operating entity, provides intermediary services for reinsurance business placed by the Company's insurance company subsidiaries as well as unaffiliated insurance and reinsurance companies and underwriting agencies.

PENDING ACQUISITIONS

    There are currently no acquisitions pending; however, the Company is evaluating a number of possible acquisition candidates and expects to complete one or more acquisitions during the remainder of 1999. The Company believes these future acquisitions will expand and strengthen its existing lines of business and perhaps provide access to additional specialty sectors, which management expects will contribute to the growth of the Company.

INSURANCE COMPANY OPERATIONS

    The Company's property and casualty insurance company businesses specialize in underwriting aviation, marine, offshore energy, property, medical stop-loss, accident and health, workers' compensation and lenders' single interest risks.

LINES OF BUSINESS

    The following table sets forth the Company's insurance company subsidiaries' GWP by line of business and the percent to total GWP for the three years ended December 31, 1998 (dollars in thousands):

                                                                   1998                   1997                   1996
                                                           ---------------------  ---------------------  ---------------------
Aviation.................................................  $  203,573         41% $  164,519         47% $  140,725         42%
Accident and health reinsurance..........................     115,441         23      39,845         12      11,095          3
Property.................................................     106,515         21      85,379         25     118,154         35
Offshore energy..........................................      21,682          5       7,469          2       8,496          2
Lenders' single interest.................................      17,944          4      21,877          6      22,870          7
Marine...................................................      13,259          3      22,847          7      32,433         10
Medical stop-loss........................................       7,046          1       3,388          1       1,909          1
Workers' compensation....................................       8,304          1      --         --          --         --
Other....................................................       4,512          1       1,075     --           1,596     --
                                                           ----------        ---  ----------        ---  ----------        ---
Total GWP................................................  $  498,276        100% $  346,399        100% $  337,278        100%
                                                           ----------        ---  ----------        ---  ----------        ---
                                                           ----------        ---  ----------        ---  ----------        ---

    The following table sets forth the Company's insurance company subsidiaries' net written premium ("NWP") by line of business and the percent to total NWP for the three years ended December 31, 1998 (dollars in thousands):

                                                                   1998                   1997                   1996
                                                           ---------------------  ---------------------  ---------------------
Aviation.................................................  $   53,030         44% $   75,280         53% $  104,815         57%
Accident and health reinsurance..........................      40,519         33      24,777         17      10,942          6
Property.................................................       8,356          7       8,636          6      16,442          9
Lenders' single interest.................................       6,614          5      11,097          8      19,726         11
Marine...................................................       5,654          5      17,271         12      25,918         14
Medical stop-loss........................................       3,415          3       3,388          2       1,909          1
Offshore energy..........................................       2,324          2       1,416          1       3,472          2
Workers' compensation....................................       1,482     --          --         --          --         --
Other....................................................         489          1         988          1        (190)    --
                                                           ----------        ---  ----------        ---  ----------        ---
Total NWP................................................  $  121,883        100% $  142,853        100% $  183,034        100%
                                                           ----------        ---  ----------        ---  ----------        ---
                                                           ----------        ---  ----------        ---  ----------        ---

UNDERWRITING

    DIRECT--The Company underwrites direct business produced through independent agents and brokers, affiliated intermediaries, and by direct marketing efforts, primarily in small general aviation business.

    REINSURANCE--The Company's current reinsurance underwriting activities are primarily in the accident and health lines of business where the Company's insurance company subsidiaries participate in various insurance and reinsurance underwriting pools managed by its underwriting agency subsidiaries and facultative (individual account) reinsurance, particularly in the aviation and property lines of business.

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

    AVIATION--Aviation underwriting presently represents the Company's largest overall line of business and in recent years the Company has grown into a market leader in the aviation insurance industry. The Company insures general aviation risks, including private aircraft owners and pilots, fixed base operations, rotor wing aircraft, corporate aircraft, cargo operations, commuter airlines and similar operations, both domestically and internationally. At this time, the Company does not generally insure major airlines, major manufacturers or satellites. The coverages underwritten include hull (including engines, avionics and other systems), liabilities, war, cargo and various ancillary coverages.

    The Company has been underwriting aviation risks since 1981 through HC. AIC has been insuring aviation risks since 1959. GWP has risen consistently since 1996, increasing from a combined $140.7 million to $203.6 million in 1998. This growth has occurred due to internal growth and acquisitions. Although, due to market conditions, domestic risks had not been a focus for the Company since the early 1990's, HC increased its writing of domestic general aviation risks late in 1996 and with the acquisition of AIC and USSIC in mid-1997, the Company achieved the position of a major participant in the domestic general aviation insurance market. The Company's position is further enhanced by its subsidiary aviation underwriting agency operations which underwrite on behalf of affiliated and non-affiliated insurance companies. In 1998 and 1997, the Company experienced a decline in NWP due to the implementation of the Company's reinsurance program at AIC following its acquisition in 1997.

    Reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and catastrophe exposure. Management believes that the aviation risks underwritten by the Company carry a relatively low level of catastrophe exposure.

    MARINE--The Company underwrites marine risks for ocean going vessels ("Blue Water"), inland and coastal trading vessels ("Brown Water"), fishing vessels. The coverages written include hull and machinery, liabilities (including protection and indemnity), marine cargo and various ancillary coverages.

    The Company has underwritten marine risks since 1984. Premium rates were adequate during 1995 but competition has created downward pressure on these rates causing a reduction in the Company's GWP from $32.4 million in 1996 to $13.3 million in 1998 and a corresponding decrease in NWP from $25.9 million to $5.7 million for the same period.

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

    Rates have declined significantly during the past few years to levels where underwriting profitability is unlikely. Underwriting has been on a very selective basis, striving for quality rather than quantity. The increase in GWP and NWP during 1998 was the result of one large policy.

    Reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and the catastrophic exposure that exists, for example, from a hurricane in the Gulf of Mexico.

    PROPERTY--The Company specializes in writing risks of large, often multinational corporations, covering such commercial risks as hotels, office buildings, retail locations, factories, industrial plants, utilities, refineries, natural gas facilities and petrochemical plants. Coverage includes business interruption, physical damage and catastrophe risks including flood and earthquake.

    The Company has written property business since 1986. GWP increased to $118.2 million in 1996 as premium rates increased following the Northridge earthquake in 1994. During 1996, premium rates began to soften and this trend has continued through 1998 due in a large part to excess capacity and the absence of significant catastrophe losses. GWP has declined from $118.2 million in 1996 to $106.5 million in 1998. NWP also declined from $16.4 million to $8.4 million in the same period. Property NWP will always be substantially less than GWP due to the amount of facultative reinsurance and reinsurance purchased in order to protect the Company from catastrophe exposure.

    Reinsurance is maintained on both a proportional and an excess of loss basis to ensure adequate protection, particularly against catastrophic exposures. As an example, in 1998 the Company had gross losses of $53.7 million with respect to hurricanes Georges and Mitch. The after-tax net loss, after reinsurance, with respect to these hurricanes was $3.8 million. The Company conservatively estimates its aggregate exposure in any individual catastrophe zone and maintains catastrophe reinsurance to cover its exposure to any one occurrence.

    ACCIDENT AND HEALTH REINSURANCE--The Company began underwriting accident and health reinsurance risks through HC during 1996. These risks are produced primarily by LDG Re, the underwriting agency which was acquired by the Company during that year. The risks underwritten include reinsurance in the accident and health special risks and alternative workers' compensation areas and occupational accident insurance for self-employed truckers. The Company's GWP increased from $11.1 million in 1996 to $115.4 million in 1998. This growth is from the Company's increased participation in various insurance and reinsurance pools managed by its underwriting agency subsidiaries.

    Management believes that its accident and health reinsurance business carries a relatively low level of catastrophe exposure.

    MEDICAL STOP-LOSS--Medical stop-loss business is written on an aggregate and specific basis for employer sponsored self-insured health plans. The business is produced by an underwriting agency subsidiary of the Company. The Company first began writing this business in 1996 and GWP has increased, as a result of greater participation by an insurance company subsidiary in the business underwritten by an underwriting agency subsidiary which produces this business.

    LENDERS' SINGLE INTEREST--USSIC began writing lenders' single interest risks in 1984. GWP decreased from $22.9 million in 1996 to $17.9 million in 1998 due to a competitive market. Due to the implementation of a new reinsurance program when USSIC was acquired in June, 1997, (part of the Avemco merger) NWP decreased even further from $19.7 million in 1996 to $6.6 million in 1998. This coverage is marketed to banks and other financial institutions and addresses risks of physical loss or damage to the property collateralizing installment loans (primarily automobiles). All of the lenders' single interest risks underwritten by the Company are produced by the Company's subsidiary, Avemco Financial Services, Inc. ("AFS").

    Reinsurance is maintained on a proportional basis to protect against frequency of loss. Management believes that its lenders' single interest business carries a relatively low level of catastrophe exposure.

    WORKERS' COMPENSATION--The Company began writing statutory workers' compensation business in 1998 and expects to expand these writings significantly through HCCES. It is the intent of the Company to grow this line of business in the future internally and through acquisition. GWP will increase as an insurance company subsidiary of HCC serves as a policy issuing company for HCCES's business. The Company currently reinsures this business, except for a small retention. Losses in this line of business generally take longer to develop than in the Company's other lines of business, but, due to the Company's reinsurance, management does not believe that the longer development period will adversely affect the Company's underwriting results.

INSURANCE COMPANY SUBSIDIARIES

    HOUSTON CASUALTY COMPANY--HC, the Company's principal insurance company subsidiary, is rated A+, VIII by A.M. Best and AA by Standard & Poor's and operates worldwide in most of the lines of business in which the Company specializes. HC's business is produced by independent agents and brokers, the group's underwriting agency and intermediary subsidiaries, AIC, USSIC, the Company's subsidiary Trafalgar Insurance Company ("TIC"), and other insurance and reinsurance companies worldwide. HC has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in many of the lines of business in which the Company specializes. As of December 31, 1998, HC had statutory policyholders' surplus of $262.4 million.

    HOUSTON CASUALTY COMPANY--LONDON--HC was authorized by Her Majesty's Treasury in 1998 to operate a full branch office in the United Kingdom. HC is in the process of staffing this branch and expects it to become fully operational towards the end of 1999. HC established the branch in London in order to be closer to some of the markets in which HC operates and to have access to a larger pool of insurance talent. The Company intends to transfer underwriting responsibility for all lines of business HC writes, except aviation, to this branch. HC-London initially began writing accident and health business in early 1999 through Feasey Slot Management, Ltd., an underwriting agency in which the Company has a strategic investment.

    HOUSTON CASUALTY COMPANY--JORDAN--HC also established a branch operation in Amman, Jordan in 1998 with the assumption of all of the business of IMG Insurance Company Ltd. ("IMG"). IMG, formerly a subsidiary of the Company, was liquidated in 1998. Due to the similar nature of IMG's business to that written by HC, management determined that an HC branch operation in Jordan rather than an independently capitalized subsidiary would be a more productive and efficient utilization of the Company's capital. Additionally, management believes that this action can be expected to enhance the direct presence of HC in the Middle Eastern, Asian and African markets and is expected to lead to increased underwriting opportunities for the Company.

    TRAFALGAR INSURANCE COMPANY--TIC, which was organized in 1993, is a wholly owned subsidiary of HC. TIC, an Oklahoma domiciled property and casualty insurance company, is rated A+, V by A.M. Best. TIC currently underwrites primarily domestic property risks and was historically utilized by HC to offer insurance on a surplus lines basis in certain jurisdictions where HC is not otherwise permitted to do so. As of December 31, 1998, TIC had statutory policyholders' surplus of $15.2 million, a decrease of $15.7 million from December 31, 1997 due to a special dividend paid to HC. As a result of changes in the operations of the Company's insurance company subsidiaries, including the relocation and change in focus of USSIC's operations, management has determined that TIC is no longer a necessary component of the Company's insurance company operations and intends to effect the disposition of TIC during 1999. Its business will be transferred to other insurance company subsidiaries of the Company.

    U.S. SPECIALTY INSURANCE COMPANY--USSIC is a Texas domiciled property and casualty insurance company and former subsidiary of AIC, which became a direct subsidiary of HC in December, 1997. The Company was re-domesticated from Maryland to Texas in 1998. USSIC is rated A+, VII by A.M. Best and AA by Standard & Poor's and has historically been an underwriter of general aviation and lenders' single interest risks through a network of independent agents. USSIC operates on an admitted basis throughout the United States. The Company expects to continue USSIC's operation, primarily writing general aviation and workers' compensation insurance produced by underwriting agency subsidiaries of the Company. During December, 1998, the Company increased the policyholders' surplus of USSIC by $32.5 million and as of December 31, 1998, USSIC had statutory policyholders' surplus of $79.2 million.

    AVEMCO INSURANCE COMPANY--AIC was organized in 1959 and became a subsidiary of the Company in June, 1997. AIC is a Maryland domiciled property and casualty insurer, is rated A+, VII by A.M. Best and AA by Standard & Poor's and operates primarily as a direct market underwriter of general aviation business on an admitted basis throughout the United States and Canada (except Quebec) and as an insurer of lenders' single interest risks produced by AFS. In addition, as a part of the Company's overall operations, AIC has become an insurer of medical stop-loss products underwritten by an underwriting agency subsidiary of the Company. At December 31, 1998, AIC had statutory policyholders' surplus of $104.9 million.

UNDERWRITING AGENCY OPERATIONS

    The Company's underwriting agency subsidiaries act on behalf of insurance and reinsurance companies, conducting business in the areas of insurance underwriting management and claims administration. The underwriting agency subsidiaries do not assume any insurance or reinsurance risk themselves and the revenues generated are based entirely on management fees and profit commissions. These subsidiaries are in a position to direct and control business that they produce. In addition, certain of the business written by the underwriting agencies is insured or reinsured by the Company's insurance company subsidiaries. In some cases, the insurance company subsidiaries serve as policy issuing companies for this business. The insurance company subsidiaries may retain a portion of the risk and reinsure the remainder with other unaffiliated insurance companies or reinsure all of the risk.

LINES OF BUSINESS

    The following table sets forth the Company's underwriting agency subsidiaries' premium by lines of business for the three years ended December 31, 1998 (dollars in thousands):

                                                                     1998                    1997                   1996
                                                            -----------------------  ---------------------  ---------------------
Accident and health reinsurance...........................  $  427,005          61%  $  305,625         64% $  175,627         64%
Medical stop-loss.........................................     158,707          22       93,435         20      78,597         28
Aviation..................................................      92,668          13       49,581         10          --         --
Lenders' single interest..................................      18,325           3       21,848          5      22,871          8
Workers' compensation.....................................       4,429           1           --         --          --         --
Other.....................................................       2,890          --        2,950          1          --         --
                                                            ----------         ---   ----------        ---  ----------        ---
    Total premium.........................................  $  704,024         100%  $  473,439        100% $  277,095        100%
                                                            ----------         ---   ----------        ---  ----------        ---
                                                            ----------         ---   ----------        ---  ----------        ---

UNDERWRITING AGENCY SUBSIDIARIES

    LDG REINSURANCE CORPORATION--LDG Re, based in Wakefield, Massachusetts, acts as an underwriting manager providing accident and health special risks and alternative workers' compensation reinsurance. In 1998, LDG Re generated approximately $378.9 million of written premium, the majority of which was written on behalf of non-affiliated insurance companies.

    HCC BENEFITS CORPORATION--HCCB, based in Atlanta, Georgia, acts as an underwriting manager providing medical stop-loss and excess coverage insurance products to employer sponsored self-insured health plans. In 1998, HCCB generated approximately $158.7 million of written premium, the majority of which was underwritten on behalf of non-affiliated insurance companies.

    HCC AVIATION GROUP, INC.--HCCA, based in Dallas, Texas, provides the base, along with the Company's insurance company subsidiary AIC, around which the Company has rapidly developed a significant presence in the domestic general aviation market. HCCA provides underwriting management services on behalf of affiliated and non-affiliated insurance companies in the areas of private and corporate aircraft, commercial agricultural aircraft, antique and vintage military aircraft, small to medium sized airports, and commercial operators. During 1998, HCCA generated approximately $95.6 million of written premium.

    HCC EMPLOYER SERVICES, INC.--HCCES acts as an underwriting manager providing occupational accident and health insurance to self-employed truckers from its Northbrook, Illinois office and workers' compensation insurance to small and medium size businesses from its Montgomery, Alabama office. HCCES generated approximately $52.5 million in premium in 1998, the majority of which was underwritten on behalf of non-affiliated insurance companies.

    AVEMCO FINANCIAL SERVICES, INC.--AFS, based in Baltimore, Maryland, acts as an underwriting manager providing lenders' single interest coverage to banks and other financial institutions. During 1998, AFS generated approximately $18.3 million in written premium, all on behalf of affiliated insurance companies, USSIC and AIC.

    Management fees generated by underwriting agency subsidiaries in 1998 amounted to $74.0 million, a substantial increase of 45% over 1997.

INTERMEDIARY OPERATIONS

    The services performed by the Company's insurance intermediary subsidiaries consist of marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, insurance and reinsurance companies or other risk taking entities. The intermediary subsidiaries earn commission income and to a lesser extent fees for certain services, generally from the underwriters with whom the business is placed. Certain of these risks may be initially underwritten by the Company's insurance company subsidiaries, which may retain a portion of the risk.

    HCC EMPLOYEE BENEFITS, INC.,--HCCEB, based in Houston, Texas, is a retail insurance agency and consulting firm specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States.

    HCC INTERMEDIARIES, INC.--HCCI is an intermediary based in Houston, Texas specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in the same lines of business that the Company underwrites. This business is placed with domestic and international insurance companies, including affiliated insurance companies, on a direct basis and through other intermediaries. In addition, HCCI acts as a reinsurance intermediary on behalf of affiliated and non-affiliated insurance companies.

    RATTNER MACKENZIE LIMITED--RML is an intermediary based in London, England. RML is a Lloyd's broker specializing in accident and health reinsurance and certain specialty property and casualty lines of business. Management believes that RML is considered a market leader in its core businesses. RML serves as an intermediary for reinsurance business placed by the Company's insurance company subsidiaries as well as unaffiliated insurance and reinsurance companies and underwriting agencies.

    Commission income generated by intermediary subsidiaries in 1998 amounted to $38.4 million, a substantial increase of 59% over 1997.

OTHER OPERATIONS

    The Company's other operations consist of subsidiaries that are not insurance companies, underwriting agencies or intermediaries. These operations generally are insurance related services that may be performed for the Company's subsidiaries, its reinsurers or unaffiliated entities. The revenue earned from these services primarily consists of fees, commissions or the sales price of product sold. The two subsidiaries currently operating in this segment provide insurance claims adjusting services and development and sale of insurance industry related software. Additionally, other operations include the returns received from certain insurance related strategic operational investments which the Company makes from time to time. Certain of these investments provide strategic partnering opportunities. These returns may be in the form of equity in the earnings of the investee, dividends or gains from the disposition of these investments.

    Other operating income was $22.3 million in 1998, up 46% from 1997.

COMBINED INSURANCE COMPANY AND UNDERWRITING AGENCY OPERATIONS

    The Company's combined GWP was over $1.0 billion in 1998 with its insurance company operations underwriting $498.3 million and its underwriting agency operations underwriting $704.0 million.

REINSURANCE CEDED

    The Company principally utilizes reinsurance to reduce its net liability on individual risks, to protect against catastrophic losses and to achieve a desired ratio of NWP to policyholders' surplus. Various intermediaries, including HCCI and RML, facilitate the placement of this reinsurance coverage on behalf of the Company and are compensated, directly or indirectly, by the reinsurers.

    Reinsurance is ceded on both a proportional and an excess of loss basis. Management believes that the Company reinsures its risks to a greater extent than most of its competitors and most other insurance companies. This strategy greatly reduces the likelihood of a significant net loss from insurance company operations and protects the Company's shareholders' equity. Under its current reinsurance protections, the Company has limited its net retained loss, across any single line of business, to a maximum of approximately $1.0 million for any one risk, but significantly less on most risks.

    The type, cost and limits of reinsurance purchased can vary from year to year based upon the Company's desired retention levels and the availability of adequate reinsurance at a reasonable price. The Company's reinsurance programs renew throughout the year. Programs that expired in 1998 have been renewed at comparable costs.

    The availability of reinsurance continues to be an important part of the Company's business plan, protecting Shareholders equity from catastrophe losses and the inconsistencies of the insurance cycle. Important relationships have been built up over the years with many core Reinsurers who have supported the Company in good and bad times. The Company will continue to share its business with these partners when underwriting profitability returns, to allow them to recoup losses and build even stronger relationships in the future. Increased retentions during profitable periods is made possible not at the sacrifice of core Reinsurers, but, through reduction of facultative reinsurance and the natural attrition of certain Reinsurers who exit lines of business, severely curtail their writings or become insolvent. This reduction in reinsurance market capacity causes rates to rise but the increased rates historically have been passed on to the primary market clients.

    The Company structures a specific reinsurance program for each line of business it underwrites. This reinsurance is placed in order to protect the Company from exposure to foreseeable events. The Company places reinsurance proportionally to cover loss frequency and catastrophe exposure on an excess of loss basis to cover individual risk severity of loss and catastrophe exposure from occurrences involving multiple risks, such as those resulting from a hurricane or an earthquake. The Company does not intend to expose itself to any net loss in excess of its reinsurance protection.

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

    The Company receives an overriding (ceding) commission on the premium ceded to reinsurers which compensates the Company for the direct costs associated with the production of the premium, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of the Company's reinsurance treaties allow for a sharing with the Company by the reinsurers of any net profits generated under such treaties.

    The ceding of reinsurance does not discharge the Company from liability to its policyholders. The Company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance contract. To minimize its exposure to reinsurance credit risk, the Company places its reinsurance with a diverse group of financially sound reinsurers. The Company's 1999 treaty reinsurance program was placed with more than 52 domestic and foreign reinsurers. As of December 31, 1998, the total amount recoverable from reinsurers was approximately $372.7 million, of which $33.6 million represents paid losses recoverable (in the ordinary course of business) and $341.6 million represents outstanding losses recoverable, less a $2.5 million reserve for uncollectible reinsurance. In addition, ceded unearned premium was $149.6 million. At December 31, 1998, the Company held $166.5 million of irrevocable letters of credit and $8.1 million in cash to collateralize a portion of the total amount recoverable and had other payable balances due to its reinsurers of $227.6 million as potential offsets against reinsurance recoverables. The estimated duration for the Company's outstanding losses is two years, as the majority of the Company's business has historically had shorter lead times between the occurrence of an insured event and the final settlements. The following table shows reinsurance balances relating to the reinsurers with a total recoverable balance greater than $10.0 million and the collateral and potential offsets held by the Company as of December 31, 1998:

                                                                                                     LETTERS OF
                                                                                  REINSURANCE         CREDIT,
                                                                                RECOVERABLES AND   CASH DEPOSITS
                                                                                 CEDED UNEARNED      AND OTHER
REINSURER                                                       LOCATION            PREMIUM           PAYABLES
---------------------------------------------------------  -------------------  ----------------  ----------------
Underwriters at Lloyd's..................................  United Kingdom        $   93,280,000    $   37,040,000
Underwriters Indemnity Company*..........................  Texas                     51,576,000        11,039,000
New Cap Reinsurance Corp. Ltd............................  Australia                 49,924,000        40,764,000
Reinsurance Australia Corporation, Ltd...................  Australia                 41,606,000        44,411,000
SCOR Reinsurance Company.................................  New York                  38,703,000        11,402,000
AXA Reinsurance Company..................................  Delaware                  28,667,000        10,513,000
GIO Insurance Limited....................................  Australia                 24,011,000        25,158,000
Monegasque De Reassurances...............................  Monaco                    13,454,000        12,936,000
Overseas Partners Limited................................  Bermuda                   12,718,000        10,919,000
TIG Reinsurance Company..................................  Connecticut               12,591,000         2,534,000
St. Paul Fire and Marine Insurance Co....................  Minnesota                 12,278,000         4,349,000

------------------------

* Underwriters Indemnity Company was acquired by RLI Corporation, an insurance holding company, (NYSE: RLI) in January, 1999.

    Prior to the Company's acquisition of Avemco, AIC retained a greater percentage of overall premiums written than HC and TIC. Following the acquisition, the Company implemented a program of reinsurance for AIC which is more consistent with the reinsurance programs utilized by the Company's other insurance company subsidiaries. The effect of this change was to limit the net retained exposure of AIC, to reduce net earned premium and to reduce the effect on net earnings of large losses and a high frequency of losses.

    Due to the Company's financial analysis of active and potential reinsurers and its conservative strategy of diversifying its reinsurers, the Company has never incurred a significant loss on recoverables from reinsurers. The Company has established a reserve of $2.5 million as of December 31, 1998, which is intended to reduce the effects of any recoverable problem. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations. These conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace is experiencing today. Therefore, while management believes that the reserve is adequate, conditions can change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve, and which may result in a future increase or decrease in the reserve.

OPERATING RATIOS

PREMIUM TO SURPLUS RATIO

    The following table shows, for the periods indicated, the ratio of statutory GWP and NWP to statutory policyholders' surplus for the Company's property and casualty insurance company subsidiaries:

                                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                                         (DOLLARS IN THOUSANDS)
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
GWP..................................................  $  500,962  $  346,094  $  340,367  $  338,753  $  283,530
NWP..................................................     123,315     143,068     189,022     184,028     133,143
Policyholders' surplus...............................     369,401     331,922     288,863     251,125     206,596
GWP ratio............................................       135.6%      104.3%      117.8%      134.9%      137.2%
GWP industry average (1).............................           *       154.7       179.9       194.0       221.8
NWP ratio............................................        33.4%       43.1%       65.4%       73.3%       64.4%
NWP industry average (1).............................           *        89.7       105.2       113.0       129.7

------------------------

*--Not available

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

COMBINED RATIO

    The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The Company's insurance subsidiaries' loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting principles ("SAP"), are shown in the following table:

                                                                     1998       1997       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------
Loss ratio.......................................................       67.2%      61.6%      64.4%      66.4%      62.5%
Expense ratio....................................................       15.7       17.2       19.2       18.1       20.4
                                                                   ---------  ---------  ---------  ---------  ---------
Combined ratio...................................................       82.9%      78.8%      83.6%      84.5%      82.9%
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Industry average (1).............................................          *      101.6%     105.8%     106.4%     108.4%

------------------------

* Not available

(1) Source: A.M. Best.

    The SAP basis ratio data is not intended to be a substitute for results of operations on the basis of generally accepted accounting principles ("GAAP"). The differences between SAP and GAAP are shown in Note (15) of the Company's consolidated financial statements. Including this information on a SAP basis is meaningful and useful to allow a comparison of the Company's operating results with those of other companies in the insurance industry. A.M. Best reports on insurer performance on a SAP basis to provide for more standardized comparisons among individual companies, as well as overall industry performance.

RESERVES

    Applicable insurance laws and regulations require that reserves be maintained for the payment of loss and loss adjustment expense ("LAE") with respect to both reported and incurred but not reported ("IBNR") claims under insurance and reinsurance policies issued by the Company's insurance company subsidiaries. In most cases, the Company establishes reserves through an evaluation of individual claims. In some types of aviation claims, an average reserving method is utilized until more information becomes available which will permit a more specific individual evaluation of claims. In the case of direct and facultative reinsurance business, loss reserves are determined by evaluating reported claims on the basis of the type of loss, jurisdiction of the occurrence, knowledge of the circumstances surrounding the claim, severity of injury or damage, potential for ultimate exposure, experience with the insured and the line of business and policy provisions relating to the particular type of claim. The Company establishes loss reserves for excess of loss and proportional reinsurance claims based on information and reports received from ceding companies. Loss reserves for IBNR losses are determined in part on the basis of statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences which have not been reported. The Company does not discount any of its loss reserves.

    With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy insurance and workers' compensation insurance underwritten by the Company have historically had longer lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. In such cases, the Company is forced to estimate reserves over long periods of time, with the possibility of several adjustments to reserves. Other classes of insurance, such as most aviation, property and accident and health business the Company underwrites, historically have shorter lead times between the occurrence of an insured event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are, therefore, less likely to be adjusted. The classes of insurance with shorter lead times currently represent the majority of the risks underwritten by the Company's insurance company operations.

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

    The first line of each loss development triangle presents, for each of the years indicated, the gross reserve liability including the reserve for IBNR losses. The first section of each table shows, by year, the cumulative amounts of loss and LAE paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of December 31, 1998, the difference between the latest re-estimated liability and the reserves as originally estimated.

    The following loss development triangle shows development in loss reserves on a gross basis:

                                          1998        1997        1996        1995        1994        1993        1992
                                       ----------  ----------  ----------  ----------  ----------  ----------  -----------
Balance sheet reserves:..............  $  460,511  $  275,008  $  229,049  $  200,756  $  170,957  $  144,178  $   129,503
Cumulative paid as of:
  One year later.....................                 160,324     119,453     118,656      97,580      82,538       83,574
  Two years later....................                             179,117     167,459     143,114     126,290      130,379
  Three years later..................                                         207,191     166,541     157,509      158,973
  Four years later...................                                                     192,540     176,472      182,193
  Five years later...................                                                                 195,269      192,512
  Six years later....................                                                                              213,052

Re-estimated liability as of:
  End of year........................     460,511     275,008     229,049     200,756     170,957     144,178      129,503
  One year later.....................                 308,501     252,236     243,259     186,898     163,967      162,827
  Two years later....................                             249,013     248,372     207,511     183,015      176,817
  Three years later..................                                         247,053     214,738     203,137      194,419
  Four years later...................                                                     220,695     211,546      215,531
  Five years later...................                                                                 218,182      222,746
  Six years later....................                                                                              234,115

Cumulative redundancy (deficiency)...              $  (33,493) $  (19,964) $  (46,297) $  (49,738) $  (74,004) $  (104,612)

    During 1998 the Company had gross loss and LAE deficiency of $33.5 million compared to deficiencies of $23.2 million in 1997 and $42.5 million in 1996. The gross deficiency comes from two primary sources. Firstly, the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available. However, as most of these policies were substantially reinsured, there was no material effect to the Company's net earnings. Secondly, the run-off of the retrocessional excess of loss business which the Company underwrote between 1988 and 1991. This development is due primarily to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes during the period in which the Company underwrote this business. This business is also substantially reinsured, thereby not having a material effect on the Company's net earnings.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

    The following loss development triangle shows development in loss reserves on a net basis:

                                                    1998       1997       1996       1995       1994       1993       1992
                                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Gross reserves for loss and LAE.................  $ 460,511  $ 275,008  $ 229,049  $ 200,756  $ 170,957  $ 144,178  $ 129,503
Less reinsurance recoverables...................    341,599    155,374    111,766    101,497     95,279     82,289     81,075
                                                  ---------  ---------  ---------  ---------  ---------  ---------  ---------

Reserves for loss and LAE, net of reinsurance...    118,912    119,634    117,283     99,259     75,678     61,889     48,428
Cumulative paid, net of reinsurance as of
  One year later................................                48,775     47,874     41,947     36,500     29,258     18,978
  Two years later...............................                           66,030     56,803     49,283     41,207     32,733
  Three years later.............................                                      64,798     56,919     46,576     36,536
  Four years later..............................                                                 60,441     51,536     38,480
  Five years later..............................                                                            53,110     40,327
  Six years later...............................                                                                       40,550
  Seven years later.............................
  Eight years later.............................
  Nine years later..............................
  Ten years later...............................

Re-estimated liability, net of reinsurance as of
  End of year...................................    118,912    119,634    117,283     99,259     75,678     61,889     48,428
  One year later................................               105,041    113,509     94,322     72,912     59,659     45,812
  Two years later...............................                           98,959     93,550     74,836     60,079     44,964
  Three years later.............................                                      84,042     76,423     62,224     46,129
  Four years later..............................                                                 73,609     64,377     48,993
  Five years later..............................                                                            64,103     50,785
  Six years later...............................                                                                       50,585
  Seven years later.............................
  Eight years later.............................
  Nine years later..............................
  Ten years later...............................

Cumulative redundancy (deficiency)..............             $  14,593  $  18,324  $  15,217  $   2,069  $  (2,214) $  (2,157)

                                                    1991       1990       1989       1988
                                                  ---------  ---------  ---------  ---------
Gross reserves for loss and LAE.................  $ 123,248  $ 108,027  $  96,477  $  76,754
Less reinsurance recoverables...................     83,727     60,194     45,160     30,481
                                                  ---------  ---------  ---------  ---------
Reserves for loss and LAE, net of reinsurance...     39,521     47,833     51,317     46,273
Cumulative paid, net of reinsurance as of
  One year later................................     18,416     23,450     22,660     18,414
  Two years later...............................     23,057     33,815     34,300     27,698
  Three years later.............................     31,903     35,912     40,806     33,601
  Four years later..............................     33,875     42,465     41,878     36,256
  Five years later..............................     34,970     43,422     46,734     36,045
  Six years later...............................     36,203     43,690     47,164     37,718
  Seven years later.............................     35,413     44,611     47,229     38,338
  Eight years later.............................                43,715     47,928     38,415
  Nine years later..............................                           46,308     39,006
  Ten years later...............................                                      38,195
Re-estimated liability, net of reinsurance as of
  End of year...................................     39,521     47,833     51,317     46,273
  One year later................................     38,575     44,887     49,475     43,362
  Two years later...............................     38,656     45,435     47,313     42,463
  Three years later.............................     39,176     44,689     48,085     40,352
  Four years later..............................     40,407     45,507     47,884     40,937
  Five years later..............................     43,418     46,805     47,933     40,384
  Six years later...............................     45,142     48,932     48,086     40,071
  Seven years later.............................     43,924     50,190     49,392     39,880
  Eight years later.............................                49,732     50,324     40,587
  Nine years later..............................                           50,101     41,014
  Ten years later...............................                                      40,570
Cumulative redundancy (deficiency)..............  $  (4,403) $  (1,899) $   1,216  $   5,703

    The Company believes that its reserves are adequate to provide for all net incurred losses.

    The following table provides a reconciliation of the gross liability of loss and LAE on a GAAP basis for the three years ended December 31, 1998 (dollars in thousands):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at beginning of year...............................  $  275,008  $  229,049  $  200,756
Reserves acquired with purchase of subsidiary................................       3,877       1,919      --
Provision for loss and LAE for claims occurring in the current year..........     461,429     269,505     185,502
Increase in estimated loss and LAE for claims occurring in prior years (1)...      33,493      23,187      42,503
                                                                               ----------  ----------  ----------
Incurred loss and LAE........................................................     494,922     292,692     228,005
                                                                               ----------  ----------  ----------
Loss and LAE payments for claims occurring during:
  Current year...............................................................     152,972     129,199      81,056
  Prior years................................................................     160,324     119,453     118,656
                                                                               ----------  ----------  ----------
Loss and LAE payments........................................................     313,296     248,652     199,712
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at end of the year.................................  $  460,511  $  275,008  $  229,049
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(1) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    The following table provides a reconciliation of the liability for loss and LAE, net of reinsurance ceded, on a GAAP basis for the three years ended December 31, 1998 (dollars in thousands):

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at beginning of year...............................  $  119,634  $  117,283  $   99,259
Reserves acquired with purchase of subsidiary................................       3,877       1,919      --
Provision for loss and LAE for claims occurring in the current year..........     105,895     100,288     119,401
Decrease in estimated loss and LAE for claims occurring in prior years (2)...     (14,593)     (3,774)     (4,937)
                                                                               ----------  ----------  ----------
Incurred loss and LAE........................................................      91,302      96,514     114,464
                                                                               ----------  ----------  ----------
Loss and LAE payments for claims occurring during:
  Current year...............................................................      47,126      48,208      54,493
  Prior years................................................................      48,775      47,874      41,947
                                                                               ----------  ----------  ----------
Loss and LAE payments........................................................      95,901      96,082      96,440
                                                                               ----------  ----------  ----------
Reserves for loss and LAE at end of the year.................................  $  118,912  $  119,634  $  117,283
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

------------------------

(2) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    Although the Company experienced a gross loss deficiency during the three years ended December 31, 1998, because the business is substantially reinsured in the lines where adverse development has occurred, there is no material adverse effect on a net loss basis.

    During 1998, the Company had net loss and LAE redundancy of $14.6 million relating to prior year losses compared to redundancies of $3.8 million in 1997 and $4.9 million in 1996. The redundancies in the net reserves result from the Company's and its actuaries continued review of its loss reserves and the reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company believes it has provided for all material net incurred losses.

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

INVESTMENTS

    Insurance company investments must comply with applicable laws and regulations which prescribe the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds, preferred and common equity securities. As of December 31, 1998, the Company had $525.6 million of investment assets, the majority of which were held by its insurance company subsidiaries.

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

    The Company's financial statements reflect an unrealized ("mark-to-market") gain on fixed income securities available for sale as of December 31, 1998, of $18.1 million. Since the Company's intention is to hold these securities until maturity, it does not currently expect to realize any significant gain or loss on these investments.

    The Company has maintained a substantial level of cash and liquid short-term instruments in its insurance company subsidiaries in order to maintain the ability to fund large physical damage losses of the Company's insureds, should they occur. As of December 31, 1998, the Company had cash and short-term investments of approximately $145.1 million of which $70.6 million are in the Company's insurance company subsidiaries.

    The following tables reflect the investments of the Company (dollars are expressed in thousands). The table set forth below reflects the average amount of investments, income earned, and the yield thereon for the three years ended December 31, 1998:

                                                                                  1998        1997        1996
                                                                               ----------  ----------  ----------
Average investments..........................................................  $  522,209  $  496,010  $  461,778
Net investment income........................................................      29,335      27,587      23,593
Average yield (1)............................................................         5.6%        5.6%        5.1%
Average tax equivalent yield (1).............................................         7.3%        7.3%        6.9%

------------------------

(1) Excluding realized and unrealized capital gains and losses.

    The table set forth below summarizes, by type, the investments of the Company as of December 31, 1998:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
Short-term investments................................................................  $  129,084             25%
U.S. Treasury securities..............................................................      19,773              4
Obligations of states, municipalities and political subdivisions......................     163,798             31
Special revenue.......................................................................     208,355             40
Other fixed income securities.........................................................       1,312             --
Marketable equity securities..........................................................       2,252             --
Other investments.....................................................................       1,072             --
                                                                                        ----------            ---
  Total investments...................................................................  $  525,646            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

    The table set forth below indicates the expected maturity distribution of the Company's fixed income securities as of December 31, 1998:

                                                                                          AMOUNT    PERCENT OF TOTAL
                                                                                        ----------  -----------------
One year or less......................................................................  $    7,828              2%
One year to five years................................................................     151,878             39
Five years to ten years...............................................................     123,749             31
Ten years to fifteen years............................................................      83,608             21
More than fifteen years...............................................................      26,175              7
                                                                                        ----------            ---
  Total fixed income securities.......................................................  $  393,238            100%
                                                                                        ----------            ---
                                                                                        ----------            ---

BANK LOAN

    On March 8, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $150 million Revolving Loan Facility and $100 million Short Term Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000 and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of HC, AIC, and USSIC and by the pledge of stock and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated.

    As of March 13, 1999, total debt outstanding under the Facility was $176.0 million with $150.0 million due under the $150.0 million Revolving Loan Facility and $26.0 million due under the $100.0 million Short Term Revolving Loan Facility. The increase in debt subsequent to December 31, 1998 resulted from the funding of the purchase price of acquisitions.

FOREIGN EXCHANGE

    The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. From time to time, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. Such activity has been on a very limited basis in the past. The Company did not hedge this risk in 1998, and there were no open foreign currency forward contracts as of December 31, 1998. In the future, the Company may limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations and it does not do so as any form of speculative or trading investment.

COMPETITION

    The insurance business is generally highly competitive. The Company faces competition from domestic and foreign insurers and underwriting agency and intermediary operations, many of whom are larger and have greater financial, marketing and management resources than the Company. The Company's profitability is affected by many other factors, including rate competition, severity and frequency of claims, interest rates, state regulations, court decisions, the judicial climate and general business conditions, all of which are outside the control of the Company. Although as an insurer, the Company's underwriting strategy is to concentrate its writings in selected, narrowly defined lines of business, the Company faces competition in these selected lines of business both from other specialty insurance companies as well as larger, more diversified insurance companies which underwrite multiple lines of business, including the lines of business underwritten by the Company. The Company's medical stop-loss business involves a diversified field of participants from small, start-up operations to large, well-established organizations. Significant growth in the number of medical stop-loss insurance underwriters and underwriting managers in the past several years has increased the level of competition in this area of the Company's business. The Company also faces intense and growing pressure in this area from alternatives to employer sponsored self-insured health plans, such as fully-insured plans, HMOs and Point of Service plans, as well as from large well established direct insurers and competing underwriting managers providing similar medical stop-loss products to those offered by the Company to employer sponsored self-insured health plans.

    Competition in the reinsurance marketplace is primarily due to an increase in the number of reinsurers participating in the market as well as a tendency by reinsureds to retain a greater percentage of their own risk. The Company competes with other reinsurance underwriting managers and domestic and international reinsurance companies. The Company's results of operations may also be affected by the competition for reinsurance business between broker reinsurance markets and direct marketing reinsurance companies. The Company also competes with many reinsurance intermediaries in the broker reinsurance market, some of which are affiliated with primary insurance brokers with substantial financial resources. In its underwriting agency and services operations, the Company competes with a large number of publicly traded and private firms which operate as independent insurance agencies or insurance services providers as well as with insurance companies which market insurance products directly through their employees or affiliated insurance agencies. In each of the business areas in which the Company is engaged, a significant number of the Company's competitors have financial resources, employees, facilities, market recognition, marketing, management, experience, and other resources substantially greater than those of the Company. In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees.

REGULATION

    The activities of the Company are subject to licensing requirements and extensive regulation under the laws of the United States and its various states, territories and possessions, as well as the laws of other countries in which the Company's subsidiaries operate. Currently, insurance companies are generally not subject to any Federal regulation of their insurance business because of the existence of a Federal law commonly known as the McCarran-Ferguson Act, which provides the insurance industry with immunity from certain aspects of the Federal anti-trust law and exempts the business of insurance from Federal regulation. Therefore, in the United States, the Company's operations are regulated primarily at the state level. The Company's business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. The Company therefore devotes significant efforts toward obtaining and maintaining its licenses and compliance with a diverse and complex regulatory structure.

    The Company's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the states, the method of such regulation varies but generally has its source in statutes that delegate regulatory and supervisory powers to an insurance official. The regulation and supervision relates primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations of investments, restrictions of the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of records of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulations are intended primarily for the protection of policyholders rather than shareholders. Compliance is monitored by the state insurance departments through periodic regulatory reporting procedures and periodic examinations. The quarterly and annual financial reports to the regulators in the United States utilize accounting principles which are different from the GAAP used by the Company in its reports to shareholders. SAP, in keeping with the intent to assure the protection of policyholders, is generally based on a liquidation concept while GAAP is based on a going-concern concept.

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

    Additionally, the underwriting agency, intermediary and services operations of the Company are subject to state insurance laws and regulations which may require the licensing of insurance agents, brokers, reinsurance intermediaries, reinsurance underwriting managers, third party administrators and underwriting agents and which regulate certain aspects of their business. These laws and regulations may include requirements for certain provisions in contracts entered into between the Company and various insurers or reinsurers, record keeping and reporting requirements, limitations on authority, advertising and business practice rules, and other matters. The manner of operating the Company's agency activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, the Company has arrangements with residents or business entities licensed to act in the state.

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

    HC is domiciled and licensed as an admitted insurer in Texas, is an accredited reinsurer in 35 states (including Texas), and is an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 46 states, three U.S. territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted (unlicensed) companies on risks which are not insured by admitted (licensed) companies. All surplus lines insurance is written through licensed surplus lines insurance brokers, who are required to ensure that no licensed admitted insurer will write a particular risk prior to placing that risk with a surplus lines insurer. Additionally, HC through its operations in Amman, Jordan (formerly IMG), is able under Jordanian law to directly underwrite non-Jordanian risks and reinsure Jordanian risks. In December, 1998, HC received regulatory approval to operate a full branch office in the United Kingdom. Such approval will impose additional regulatory requirements on HC, but management expects that such approval will also permit HC to take advantage of increased opportunities in the London insurance market, a historical focal point for specialty property and casualty risks. AIC is domiciled and licensed as an admitted insurer in Maryland and operates as a licensed admitted insurer in all other states, the District of Columbia, and all Canadian provinces (except Quebec). USSIC is domiciled and licensed as an admitted insurer in Texas and operates as a licensed admitted insurer in all other states and the District of Columbia. TIC is domiciled and licensed as an admitted insurer in Oklahoma, is an accredited reinsurer in three states (including Oklahoma), and is an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 33 states and the District of Columbia.

    Under the laws of the State of Texas, HC and USSIC must maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million and may only pay dividends out of statutory earned surplus. The maximum amount of dividends that HC and USSIC may pay without prior regulatory approval in any 12 month period is the greater of each of their statutory net income for the prior year, or 10% of each of their statutory policyholders' surplus as of the prior year end. The maximum amount each company could pay as dividends at December 31, 1998, was $38.2 million and $7.9 million, respectively. Under the laws of the State of Maryland, AIC may only pay dividends out of its statutory earned surplus. The maximum amount of dividends that AIC may pay without prior regulatory approval in any 12 month period is the greater of its statutory net income (under certain conditions) or 10% of its statutory policyholders' surplus. The maximum amount at December 31, 1998 was $10.5 million. Under the laws of the State of Oklahoma, TIC may only pay dividends out of surplus funds. The maximum amount TIC may pay HC without prior regulatory approval is the greater of statutory net income excluding realized capital gains or 10% of statutory capital and surplus. That amount at December 31, 1998 was $2.2 million. On December 31, 1998, TIC paid a special dividend of $15.3 million to HC, as approved by state regulatory authorities. As a result of this transaction, any dividends by TIC during the period ended December 31, 1999 would require the prior approval of the Oklahoma Department of Insurance.

    The NAIC has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with the capital levels that may require regulatory attention. As of December 31, 1998, each of the Company's domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist sate insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. The Company's insurance company subsidiaries IRIS ratios generally fall within the usual prescribed ranges except in satisfactorily explainable circumstances such as when there is a large reinsurance transaction, capital change or merger.

PENDING OR PROPOSED LEGISLATION

    In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. The majority of state insurance regulators are members of the NAIC, which seeks to promote uniformity of, and to enhance the state regulation of, insurance. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program, have re-examined existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. Also, Congress and certain Federal agencies have conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose Federal regulation of insurers and reinsurers. In the past several years there have been a number of recommendations that the McCarran-Ferguson Act (which generally exempts the insurance business from Federal regulation) be repealed entirely or modified to remove the industry's anti-trust exemption and subject it to Federal regulation. If the McCarran-Ferguson Act were to be repealed or modified, state regulation of the insurance business would continue. This could result in an additional layer of Federal regulation. In addition, in recent years, various measures have been proposed at the Federal level to reform the current process of Federal and state regulation of the financial services industries in the United States, which are generally considered to include the banking, insurance and securities industries. Such measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of current regulatory impediments to cross-industry combinations involving banks, securities firms and insurance companies. It is likely that some form of financial services modernization legislation will eventually be enacted at the Federal level which could have significant implications on the banking, insurance and securities industries. If enacted, such legislation could result in significant cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of the Company's operations. Also from time to time, Congress and certain states have considered various legislative proposals which would provide for governmental earthquake insurance coverage. The Company does not know at this time the extent to which any or all such Federal or state legislative or regulatory initiatives will or may be adopted, and no assurance can be given that they would not, if adopted, have a material adverse effect on the Company or its results of operations.

    The NAIC adopted Statements of Statutory Accounting Principles ("SSAPs") in March, 1998 as a product of its attempt to codify statutory accounting principles. While subject to adoption by the individual states, the NAIC has established an effective date of January 1, 2001 for the SSAPs. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. Based upon the SSAPs as currently published, the Company does not expect their adoption to have a material effect on the policyholders' surplus of its individual insurance company subsidiaries. The only material effect on statutory net income is that the statutory net income for HC will be decreased or increased by a change in the method of recording equity in earnings or losses of subsidiaries. Currently HC records the equity in earnings or losses of its subsidiaries as a component of statutory net income. When codification becomes effective, the equity in earnings or losses of subsidiaries will be recorded as an unrealized gain or loss which is a direct increase or decrease to policyholders' surplus. Income will not be recognized until such time (if any) that dividends are received from the subsidiaries and recorded in statutory net income.

EMPLOYEES

    As of December 31, 1998, the Company had 1,085 employees, which included five executive officers, 51 senior management, 93 management and 936 other personnel. Of this number, 241 were employed by the Company's insurance subsidiaries, 587 were employed by the Company's underwriting agency subsidiaries, 93 were employed by the Company's insurance intermediary subsidiaries and 164 were employed by the Company's insurance services subsidiaries. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be good.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

ITEM 2. PROPERTIES

    The Company's principal and executive offices are located in Houston, Texas, in an approximately 52,000 square foot building owned by HC. HC also owns an 81,000 square foot building, acquired in 1998, adjacent to its home office building. The Company also maintains sales and administration offices or other facilities in over 30 locations elsewhere in the United States and in England, Turkey and Jordan. The majority of these additional locations are in leased facilities.

    Principal office facilities of the Company, other than HC's owned facilities, are as follows:

SUBSIDIARY            LOCATION            SQUARE FOOT  LEASE TERMINATION DATE
----------  ----------------------------  -----------  -----------------------
LDG Re      Wakefield, Massachusetts          34,000   October 31, 2001

AIC         Frederick, Maryland               40,000   Owned

HCCA        Dallas, Texas                     36,000   February 28, 2004

HCCEB       Houston, Texas                    27,000   August 31, 2001 and
                                                       October 31, 2002

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the ticker symbol "HCC".

    The high and low sales prices for quarterly periods during the period January 1, 1997 through December 31, 1998, as reported by the NYSE were as follows:

                                                                                  1998                  1997
                                                                           ------------------    ------------------
                                                                            HIGH        LOW       HIGH        LOW
                                                                           -------    -------    -------    -------
First quarter............................................................. $23 15/16  $15 5/8    $29 1/2    $22 1/2
Second quarter............................................................  23 11/16   19 5/8     28 5/8     21 1/2
Third quarter.............................................................  22 15/16   18 1/8     32 11/16   23 1/4
Fourth quarter............................................................  21 1/4     16 1/16    29 3/8     18 1/8

    On March 19, 1999, the closing sales price of one share of the Company's Common Stock as reported by the NYSE was $18 7/16.

SHAREHOLDERS

    The Company has one class of authorized capital stock: 250,000,000 shares of Common Stock, par value $1.00 per share. As of March 19, 1999, there were 48,809,264 shares of issued and outstanding Common Stock held by 1,629 shareholders of record; however, the Company believes there are in excess of 15,000 beneficial owners.

DIVIDENDS

    Beginning in June, 1996, the Company announced a planned quarterly program of paying cash dividends to shareholders. The Company paid a cash dividend in July, 1996 of $0.02 per share and in each succeeding quarter until the first quarter of 1997. The Company increased the quarterly cash dividend to $0.03 per share in April, 1997 and to $0.04 per share beginning in April, 1998 and on March 8, 1999 to $0.05 per share beginning in April, 1999. The Board of Directors may review the Company's dividend policy from time to time, and any determination with respect thereto will be made in light of regulatory and other conditions then existing, including the Company's earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of the Company's March 8, 1999 Facility, the Company is prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. Such limitation will not affect the ability of the Company to pay dividends in a manner consistent with its past practice and current expectations.

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

                                                                   FOR THE YEARS ENDED DECEMBER,
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(4)
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
STATEMENT OF EARNINGS DATA:
Revenue
  Net earned premium.............................  $    143,100  $    162,571  $  170,068  $  158,632  $  121,422
  Management fees................................        74,045        51,039      28,651      25,373      21,208
  Commission income..............................        38,441        24,209      21,477      21,053      16,921
  Net investment income..........................        29,335        27,587      23,593      21,757      17,786
  Net realized investment gain (loss)............           845          (328)      8,341       1,636         434
  Other operating income.........................        22,268        15,239      18,656      10,371       9,832
                                                   ------------  ------------  ----------  ----------  ----------
      Total revenue..............................       308,034       280,317     270,786     238,822     187,603
Expense
  Loss and LAE...................................        91,302        96,514     114,464     105,374      75,898
  Operating expense
    Policy acquisition costs.....................        10,978        13,580       8,218      10,634       9,470
    Compensation expense.........................        56,077        51,458      42,102      48,162      41,728
    Other operating expense......................        36,063        31,628      26,382      26,540      21,429
    Merger expense...............................           107         8,069      26,160      --          --
                                                   ------------  ------------  ----------  ----------  ----------
      Net operating expense......................       103,225       104,735     102,862      85,336      72,627
  Interest expense...............................         6,021         6,004       4,993       6,471       5,697
                                                   ------------  ------------  ----------  ----------  ----------
      Total expense..............................       200,548       207,253     222,319     197,181     154,222
                                                   ------------  ------------  ----------  ----------  ----------
  Earnings before income tax provision...........       107,486        73,064      48,467      41,641      33,381
  Income tax provision...........................        35,208        23,305       9,885       9,896       7,328
                                                   ------------  ------------  ----------  ----------  ----------
      Net earnings...............................  $     72,278  $     49,759  $   38,582  $   31,745  $   26,053
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
BASIC EARNINGS PER SHARE DATA:
  Earnings per share (2).........................  $       1.51  $       1.06  $     0.86  $     0.75  $     0.69
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
  Weighted average shares outstanding (2)........        47,920        46,995      44,795      42,577      37,970
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
DILUTED EARNINGS PER SHARE DATA:
  Earnings per share (2).........................  $       1.48  $       1.03  $     0.84  $     0.74  $     0.68
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
  Weighted average shares outstanding (2)........        48,936        48,209      46,043      43,113      38,529
                                                   ------------  ------------  ----------  ----------  ----------
                                                   ------------  ------------  ----------  ----------  ----------
Cash dividends declared, per share...............  $       0.16  $       0.12  $     0.06
                                                   ------------  ------------  ----------
                                                   ------------  ------------  ----------

                                                                            DECEMBER, 31
                                                        (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(1)(4)
                                                   --------------------------------------------------------------
                                                       1998          1997         1996        1995        1994
                                                   ------------  ------------  ----------  ----------  ----------
BALANCE SHEET DATA:
Total investments................................  $    525,646  $    518,772  $  468,725  $  454,831  $  348,259
Reinsurance recoverables.........................       372,672       176,965     132,328     117,700     116,365
Premium, claims and other receivables............       382,630       252,618     168,300     155,164     133,822
Ceded unearned premium...........................       149,568        84,610      71,758      78,460      65,595
Total assets.....................................     1,709,069     1,198,132     965,793     896,476     752,798
Loss and LAE payable.............................       460,511       275,008     229,049     200,756     170,957
Unearned premium.................................       201,050       152,094     156,268     151,976     114,347
Total debt.......................................       121,600        80,750      72,917      71,628      99,508
Shareholders' equity.............................       439,863       365,601     296,524     255,484     168,760
Net tangible book value per share (2) (3)........  $       7.29  $       6.93  $     6.20  $     5.39  $     3.88
Book value per share (2) (3).....................  $       9.12  $       7.66  $     6.49  $     5.70  $     4.23

------------------------

(1) On February 27, 1998, the Company acquired all of the outstanding stock of Kachler. This business combination has been accounted for as pooling-of-interests and, accordingly, the consolidated financial data shown in this table has been restated to include the accounts and operations of Kachler for all periods presented.

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

(4) Certain amounts in the 1997, 1996, 1995 and 1994 selected consolidated financial data have been reclassified to conform to the 1998 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

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

GENERAL

    The Company's primary sources of revenue are earned premium and investment income derived from its insurance company operations, management fees generated from its underwriting agency operations, commission income produced by its intermediary operations and other operating income. The Company's core underwriting activities involve providing aviation, marine, offshore energy, property, medical stop-loss, accident and health, workers' compensation and lenders' single interest insurance, which is underwritten on both a direct and a reinsurance basis, marketed directly by the Company and produced by independent agents. Many of the Company's lines of business have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company.

    During recent years, the Company has substantially increased its shareholders' equity through the issuance of equity securities, incurrence of debt, and earnings, thereby enabling it to increase the underwriting capacity of its insurance company subsidiaries. The Company has utilized this additional equity by increasing underwriting activity across many of its core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in time. In each line of business, as an insurer, the Company also cedes premium through the purchase of reinsurance in types and amounts appropriate to the line of business, market conditions and the Company's desired net risk retention profile.

    The Company's underwriting agency operations underwrite domestic general aviation, medical stop-loss, occupational accident, workers' compensation, accident and health insurance and reinsurance business.

    The Company's intermediary operations also place insurance and reinsurance for the Company's insurance company and underwriting agency operations and other non-affiliated insurance companies and risk taking entities, as well as on behalf of medium to large corporate clients.

    Since 1996, the Company has focused its acquisition activities on expanding its underwriting agency and intermediary operations for three principal reasons. Firstly is an attempt to increase the management fees and commission income components of the Company's total revenue, which management believes to be a more predictable and more stable source of revenue than the potential underwriting gain from insurance company operations. Secondly, an effort to insulate the Company from a decline in its net earnings growth rate as insurance premium rates become more competitive in the lines of business in which the Company specializes in and the Company becomes more selective in its underwriting approach, resulting in reduced earned premium. Thirdly, to provide a future source of premium revenue to the Company's insurance company subsidiaries.

    Operations whose revenue are included in other operating income consist of insurance services operations which may support the Company's operations as well as service unaffiliated customers. Additionally, this revenue includes revenue from strategic operational investments and gains and losses from their disposition. The Company may make such strategic operational investments from time to time, generally in businesses that complement the Company's operations.

RESULTS OF OPERATIONS

    The following table sets forth certain premium revenue information for the three years ended December 31, 1998 (dollars in thousands):

                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
Direct.....................................................................  $   228,629  $   177,728  $   178,969
Reinsurance assumed........................................................      269,647      168,671      158,309
                                                                             -----------  -----------  -----------
  Gross written premium....................................................      498,276      346,399      337,278
Reinsurance ceded..........................................................     (376,393)    (203,546)    (154,244)
                                                                             -----------  -----------  -----------
  Net written premium......................................................      121,883      142,853      183,034
Change in unearned premium.................................................       21,217       19,718      (12,966)
                                                                             -----------  -----------  -----------
Net earned premium.........................................................  $   143,100  $   162,571  $   170,068
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

    The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 1998:

                                                                                       1998         1997         1996
                                                                                    -----------  -----------  -----------
Net earned premium................................................................       46.5%        58.0%        62.8%
Management fees...................................................................       24.0         18.2         10.6
Commission income.................................................................       12.5          8.7          7.9
Net investment income.............................................................        9.5          9.8          8.7
Net realized investment gain (loss)...............................................        0.3         (0.1)         3.1
Other operating income............................................................        7.2          5.4          6.9
                                                                                        -----        -----        -----
  Total revenue...................................................................      100.0        100.0        100.0
Loss and LAE......................................................................       29.6         34.4         42.3
Net operating expense.............................................................       33.5         37.4         38.0
Interest expense..................................................................        2.0          2.1          1.8
                                                                                        -----        -----        -----
  Earnings before income tax provision............................................       34.9         26.1         17.9
Income tax provision..............................................................       11.4          8.3          3.7
                                                                                        -----        -----        -----
  Net earnings....................................................................       23.5%        17.8%        14.2%
                                                                                        -----        -----        -----
                                                                                        -----        -----        -----

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

    Total revenue increased 10% to $308.0 million in 1998 from $280.3 million in 1997. GWP increased 44% to $498.3 million in 1998 from $346.4 million in 1997, due primarily to increased aviation, property and accident and health premium. NWP for 1998 decreased to $121.9 million from $142.9 million in 1997, due to an increase in the amount of ceded reinsurance. Net earned premium decreased to $143.1 million in 1998 compared to $162.6 million in 1997 reflecting the reduction in NWP and the reduced retentions of the Company. Management expects GWP to increase significantly during 1999 primarily due to internal growth as the Company's underwriting agency subsidiaries transfer business from non-affiliated insurance companies to the Company's insurance company subsidiaries. NWP will increase also, due to the increase in GWP, although at a lower rate due to the continued low retention of risk. Net earned premium is expected to decrease slightly in 1999, irrespective of the expected increase in NWP, due to decreased retentions in 1998 which affect 1999 earned premium.

    Management fees in 1998 increased 45% to $74.0 million from $51.0 million in 1997, reflecting internal growth and the acquisition of several underwriting agencies during the period. The Company expects management fees to continue to increase substantially during 1999 due to the effects of recent and future acquisitions and internal growth.

    Commission income increased to $38.4 million in 1998 from $24.2 million in 1997 an increase of 59%. The increase is a result of internal growth and a number of large transactions. Commission income is expected to grow in 1999, primarily as a result of the acquisition of RML in January, 1999.

    Net investment income increased 6% to $29.3 million in 1998 from $27.6 million in 1997 reflecting a slightly higher level of investment assets. In 1998, the Company also utilized a substantial amount of its non-insurance company subsidiary cash flow to reduce debt and therefore interest expense, limiting the amount of cash subject to short-term investment. Management expects to follow this strategy in 1999, which, together with expected lower interest rates will produce investment income comparable to 1998.

    Net realized investment losses from sales of equity securities were $166,000 during 1998, compared to losses of $154,000 in 1997. Net realized investment gains from disposition of fixed income securities were $1.0 million during 1998, compared to losses of $174,000 in 1997. The gains in 1998 resulted principally from the sale of bonds upon the liquidation of IMG.

    Other operating income increased from $15.2 million in 1997 to $22.3 million in 1998, principally as a result of a $4.0 million pre-tax gain on the sale of one of the Company's subsidiaries whose operations were not material to those of the Company. Additionally, revenue of a service company subsidiary increased $2.0 million in 1998.

    Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $2.6 million or 19% between 1998 and 1997. The decrease reflects a lower level of retained premium.

    Operating earnings for 1998 were impacted by Hurricanes Georges and Mitch. The gross loss from these hurricanes amounted to more than $50.0 million before reinsurance, with Georges being the largest catastrophe loss ever incurred by the Company. The net retained loss after reinsurance and taxes was $3.8 million, or $0.08 per share. This catastrophe further demonstrates how the Company's conservative reinsurance philosophy protects shareholders' equity and limits the impact of a major catastrophe loss. To further mitigate against subsequent catastrophes, the Company currently maintains lower retentions and anticipates further reductions in overall catastrophe exposure in the future.

    AIC, acquired in June, 1997, recorded a $10.0 million increase in loss and LAE reserves during December, 1997, predominantly relating to 1995 and 1996 claims incurred prior to the Company's acquisition of AIC. This increase in reserves was made to bring AIC's reserving practices consistent with the more conservative method used by the Company's other insurance company operations. Management expects the increase in AIC's loss reserves to be adequate to cover any subsequent adverse development of AIC's prior losses.

    Loss and LAE decreased $5.2 million in 1998, to $91.3 million, reflecting the reduction in risk retention, despite the catastrophe loss in 1998 from the Hurricanes Georges and Mitch. Excluding the effects of the catastrophe loss in 1998 and AIC's reserve strengthening in 1997, loss and LAE decreased $692,000 and the Company's GAAP loss ratio increased to 60.0% in 1998 from 53.2% in 1997. Including these effects, the Company's GAAP loss ratio increased to 63.8% for 1998 from 59.4% in 1997. Both increases reflect the higher incurred losses and LAE on substantially lower earned premium in 1998 when compared to 1997. Additionally, the increased loss ratios reflect a general deterioration in pricing in 1998 coupled with a higher frequency of attritional losses. The Company's insurance company subsidiaries statutory combined ratio was 82.9% for 1998 compared to 78.8% for 1997. The Company's combined ratio remains significantly better than the industry average.

    During 1998, the Company had net loss and LAE redundancy of $14.6 million relating to prior year losses compared to a redundancy of $3.8 million in 1997. During 1998, the Company had gross loss and LAE deficiency of $33.5 million compared to a deficiency of $23.2 million in 1997. The gross deficiency results from the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available. However, as most of these policies were substantially reinsured, there is no material effect to the Company's net earnings. The redundancies in the net reserves result from the Company's and its actuaries' continued review of its loss reserves and the reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company continues to believe it has materially provided for all net incurred losses.

    Compensation expense increased $4.6 million or 9% in 1998 to $56.1 million due to the increase in personnel resulting from acquisitions completed during 1998, along with an increase in management personnel to oversee the operations of the rapidly expanding group.

    Other operating expense increased 14% to $36.1 million in 1998. These expenses reflect increased expenditures required to meet the overall growth in business and from acquisitions. Currency conversion gains amounted to $219,000 in 1998, compared to losses of $884,000 in 1997.

    Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are accounted for as pooling-of-interests.

    Income tax expense was $35.2 million in 1998, compared to $23.3 million in 1997. The Company's effective tax rate was 32.8% in 1998 compared to 31.9% in 1997. As net income from the underwriting agency and intermediary operations grow, the Company's effective tax rate increases due to state income taxes and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate.

    Net earnings increased 45% to $72.3 million in 1998, from $49.8 million in 1997. Diluted earnings per share increased 44% to $1.48in 1998 from $1.03 in 1997.

YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996

    Total revenue increased to $280.3 million in 1997 from $270.8 million in 1996. GWP increased to $346.4 million in 1997 from $337.3 million in 1996, due primarily to increased aviation and accident and health premium offset by decreased property and marine premium. NWP for 1997 decreased to $142.9 million from $183.0 million in 1996, due to an increase in the amount of ceded reinsurance. Net earned premium decreased to $162.6 million in 1997 compared to $170.1 million in 1996 reflecting the reduction in NWP and the reduced retentions of the Company.

    Management fees in 1997 increased 78% to $51.0 million from $28.7 million in 1996, reflecting internal growth and the acquisition of several underwriting agencies in 1997. Commission income in 1997 increased 13% to $24.2 million from $21.5 million in 1996, reflecting internal growth. Net investment income increased 17% to $27.6 million in 1997 from $23.6 million in 1996 reflecting a higher level of investment assets.

    Net realized investment losses from sales of equity securities were $154,000 during 1997, compared to gains of $8.3 million in 1996. During 1996, the Company systematically liquidated the majority of its equity portfolio. Net realized investment losses from disposition of fixed income securities were $174,000 during 1997, compared to gains of $29,000 in 1996.

    During 1996, the Company sold one of its subsidiaries. This sale generated an after tax gain of $2.2 million or $0.05 per share and is included in other operating income.

    Policy acquisitions costs, which are net of ceding commissions on reinsurance ceded, increased $5.4 million or 65% between 1997 and 1996. The increase reflects a higher average commission rate due to increase in the accident and health line of business plus a $5.2 million ceded profit commission in 1996 compared to $519,000 in 1997.

    AIC, acquired in June, 1997, recorded a $10.0 million increase in loss and LAE reserves during December, 1997, predominately relating to 1995 and 1996 claims incurred prior to the Company's acquisition of AIC. This increase in reserves was made to bring AIC's reserving practices consistent with the more conservative method used by the Company's other insurance company operations. Management expects the increase in AIC's loss reserves to be adequate to cover any subsequent adverse development of AIC's prior losses.

    Loss and LAE decreased $18.0 million in 1997, to $96.5 million, reflecting the increased use of reinsurance, despite the $10.0 million reserve strengthening charge taken by AIC. During 1997, the Company had net loss and LAE redundancy of $3.8 million relating to prior year losses compared to a redundancy of $4.9 million in 1996. During 1997, the Company had gross loss and LAE deficiency of $23.2 million compared to a deficiency of $42.5 million in 1996. The gross deficiency comes from two primary sources. Firstly, the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available; however, as most of these policies were substantially reinsured, there is no material effect to the Company's net earnings. Secondly, is the run-off of the retrocessional excess of loss business which the Company underwrote between 1988 and 1991. This development, $1.6 million in 1997 compared to $11.3 million in 1996, is primarily due to the delay in reporting of catastrophe losses by the London insurance market, coupled with the unprecedented number of catastrophes during the period in which the Company underwrote this business. This business is also substantially reinsured, thereby not having a material effect on the Company's net earnings.

    Compensation expense increased $9.4 million or 22% in 1997, to $51.5 million due to the increase in personnel resulting from acquisitions completed during 1997, along with an increase in management personnel to oversee the operations of the rapidly expanding group.

    Other operating expense increased 20% to $31.6 million in 1997. These expenses reflect increased expenditures required to meet the overall growth in business and from acquisitions. Currency conversion losses amounted to $884,000 in 1997, compared to losses of $181,000 in 1996.

    Merger expense represents non-recurring items incurred to consummate the acquisitions and mergers which are accounted for as pooling-of-interests. The amounts incurred during 1996 were due to the combination with LDG and included a compensatory stock grant of $24.0 million to certain key LDG employees immediately prior to the merger.

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

    Net earnings increased 29% to $49.8 million in 1997 from $38.5 million in 1996. Diluted earnings per share increased 23% to $1.03 in 1997 from $0.84 in 1996.

    The Company's insurance company subsidiaries' statutory combined ratio was 78.8% for 1997 compared to 83.6% in 1996. The Company's combined ratio remains significantly better than the industry average.

LIQUIDITY AND CAPITAL RESOURCES

    The Company receives substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income, and proceeds from sales and redemptions of investment assets. The principal cash outflows are for the payment of claims and LAE, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends.

    At December 31, 1998, several of the Company's subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.0 million available through December 30, 1999. Advances under the lines of credit are primarily used to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries. The lines of credit are collateralized by securities having an aggregate market value of up to $50.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (7.75% at December 31, 1998). At December 31, 1998, letters of credit totaling $19.8 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities collateralizing the line of $24.8 million.

    On March 8, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $150.0 million Revolving Loan Facility and $100.0 million Short Term Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000 and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of HC, AIC, and USSIC and by the pledge of stock and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated.

    As of March 13, 1999, total debt outstanding under the Facility was $176.0 million with $150.0 million due under the $150.0 million Revolving Loan Facility and $26.0 million due under the $100.0 million Short

Term Revolving Loan Facility. The increase in debt subsequent to December 31, 1998 resulted from the funding of the purchase price of acquisitions.

    The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. As of December 31, 1998, the Company had cash and short-term investments of approximately $145.1 million. The Company's consolidated investment portfolio of $525.6 million as of December 31, 1998 (of which $129.1 million is short-term investments), is available to provide additional liquidity and cash for operations.

    Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any 12 month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income or 10% of statutory policyholders' surplus. HC paid no dividends to HCC in 1998. During 1999, HC's ordinary dividend capacity will be approximately $38.2 million.

    Under the laws of the State of Maryland, AIC may only pay dividends out of statutory earned surplus. The maximum amount of dividends that AIC may pay without prior regulatory approval in any 12 month period is the greater of its statutory net income (under certain conditions) or 10% of its statutory policyholders' surplus. The maximum amount at December 31, 1998 was $10.5 million.

    The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

    At December 31, 1998, the Company had a net deferred tax asset of $3.4 million compared to $6.6 million at December 31, 1997. Due to the Company's history of consistent earnings and expectations for the future, it is more likely than not that the Company will be able to realize the benefit of its deferred tax asset.

    The overall increase in activities at the insurance company subsidiaries resulted in increases in gross loss reserves, gross unearned premiums, deferred policy acquisition costs and deferred ceding commissions since December 31, 1997. The Company continues to collect its receivables and recoverables generally in the ordinary course and has not incurred and does not expect to incur any significant liquidity difficulties as a result of the substantial growth in gross amounts due. The Company limits any liquidity exposure it may have by holding funds, letters of credit or other security such that net balances due to it are significantly less than the gross balances shown in the consolidated balance sheet.

    As of December 31, 1998, each of the domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    Industry and regulatory guidelines suggest that a property and casualty insurer's annual statutory GWP should not exceed 900% of its statutory policyholders' surplus and NWP should not exceed 300% of its statutory policyholders' surplus. The Company's insurance company subsidiaries maintain a premium to surplus ratio significantly lower than such guidelines, and for the year ended December 31, 1998, their annual statutory GWP was 135.6% of their statutory policyholders' surplus and their NWP was 33.4% of their statutory policyholders' surplus.

IMPACT OF INFLATION

    The Company's operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amounts of loss and LAE are known. Although management considers the potential effects of inflation when setting premium rates, for competitive reasons, such premiums may not adequately compensate the Company for the effects of inflation. However, as the majority of the Company's business is comprised of lines which have short lead times between the occurrence of an insured event, reporting of the claims to the Company and the final settlement of the claims, the effects of inflation are minimized.

    A significant portion of the Company's revenue is related to healthcare insurance and reinsurance products which are subject to the effects of the underlying inflation of medical costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. No express provision for inflation is made, although trends are considered when setting underwriting terms and claim reserves. Claim reserves are subject to a continuing review process to assess their adequacy and are adjusted as deemed appropriate. In addition, the market value of the investments held by the Company varies depending on economic and market conditions and interest rates, which are highly sensitive to the policies of governmental and regulatory authorities. Any significant increase in interest rates could therefore have a material adverse effect on the market value of the Company's investments. In addition, the Company's $250.0 million Facility's interest rate floats with that of the market. Any significant increase in interest rates could result in increased interest costs under the Facility, which could have a material adverse effect on earnings.

EXCHANGE RATE FLUCTUATIONS

    The Company underwrites risks which are denominated in a number of foreign currencies. It establishes and maintains loss reserves with respect to these policies in their respective currencies. These reserves are subject to exchange rate fluctuations which can have an effect on the Company's net earnings. The Company's principal area of exposure is with respect to fluctuation in the exchange rate between the major European currencies and the United States Dollar. For the years ended December 31, 1998, 1997 and 1996, the gain (loss) from currency conversion was $219,000, ($884,000) and ($181,000), respectively.

    The Company's balances denominated in foreign currencies fluctuate as transactions are recorded and settled. From time to time the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. Such activity has been on a very limited basis in the past. The Company did not hedge this risk in 1998 and there were no open foreign currency forward contracts as of December 31, 1998. In the future, the Company may limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    The Company adopted Statement of Financial Accounting Standards (SFAS") No. 130 entitled "Reporting Comprehensive Income" in 1998. This statement required that all components of comprehensive income be reported in a full set of financial statements and that the amount of total comprehensive income be reported. Other comprehensive income includes gains and losses that are excluded from net income, but are added to or deducted from net earnings in order to calculate comprehensive income. Unrealized investment gains and losses of investments and net unrealized gains and losses on foreign currency translation are examples of such items.

    The Company also adopted SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement changed the way the Company reports information about its operating segments. The agency segment from prior years is now split into the underwriting agency and intermediary segments. The corporate and other segment from prior years is now split into two segments, other operations and corporate. Adoption of SFAS No. 131 had no effect on the Company's consolidated financial position, results of operations or shareholders' equity.

    SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998. The statement is effective for all fiscal quarters and years beginning after June 15, 1999. The

Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it may do so more frequently in the future as it expands its foreign operations. The Company is not a party to any derivatives or hedging activities at December 31, 1998. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

    In December, 1997, the American Institute of Certified Public Accountants' Accounting Executives Standards Committee ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by all entities that are subject to insurance-related assessments. It requires that entities should recognize liabilities for insurance-related assessments when certain specified criteria have been met. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or shareholders' equity.

    In November, 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk." The SOP provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or shareholders' equity.

YEAR 2000

    The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and, as a result, computer applications could fail or create erroneous results by or at the Year 2000.

    The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure related to its computerized information systems and is currently engaged in efforts to remediate and test these systems for potential Year 2000 exposures. The Company has also made assessments of the potential Year 2000 exposure associated with its embedded technology systems, such as telephone systems, environmental control systems and elevators, and does not believe that it has significant Year 2000 exposure in this area.

    The Company is currently involved in discussion with important suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to identify and correct their own Year 2000 issues. Based upon information received from these third parties, management does not believe that the Company has any significant Year 2000 exposures related to its third party relationships.

    In addition to its own systems and third-party relationships, the Company may also have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. Together with other companies in the insurance industry, the Company has and continues to evaluate the potential insurance exposures arising from Year 2000 problems or responses. The Company's insurance company subsidiaries do not generally offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies, such as policies of property insurance, insureds may attempt to submit claims for coverage under such policies which may be result from Year 2000 related causes. In this regard, the Company is currently assessing what modifications or responses may be appropriate related to the insurance coverages currently offered by such subsidiaries in light of coverage issues associated with the Year 2000 problem. Due to the difficulty in accurately assessing potential Year 2000 losses, if any, related to Year 2000 coverage issues, it is not possible to reasonably estimate their potential effects on the Company's financial position and results of operations.

    The Company's own software vendor subsidiary has completed its Year 2000 compliance plan, and, based upon the results, management believes that the subsidiary's products are Year 2000 compliant.

    The Company is utilizing and will continue to utilize both internal and external resources to evaluate and mitigate its Year 2000 exposures in advance of respective critical dates. Further, in the ongoing acquisition of technology and business equipment, the Company generally requires that its vendors certify the Year 2000 compliance of acquired products. The Company relies upon such certifications.

    During the two years ended December 31, 1998, the Company expensed $546,000 with respect to Year 2000 compliance and capitalized $6 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $1.5 million which includes $1.2 million attributable to the planned purchase and implementation of new systems. The cost of this new software is being capitalized. The remaining estimated cost of $230,000 will be expensed as incurred over the next twelve months. The Company does not track internal costs with respect to the expenses related to Year 2000 remediation. The level of expense anticipated in connection with the Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide funding. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

    The Company believes that its Year 2000 compliance plan will be successful based upon its progress to date. Many of the Company's major systems have been replaced or remediated, where necessary, including that of a major insurance company subsidiary, and are currently successfully processing business and information that contain the Year 2000 or later years. No new information has come to management's attention that would indicate that the plan should be altered significantly or that the plan will not be successful in the time frame prescribed by the plan. Nevertheless, the Company is in the process of developing a contingency plan for the remote possibility that there could be an unforeseen Year 2000 failure. Such plan will develop and document procedures to address any material Year 2000 failures until remediation of the related systems could be performed.

    The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial results and financial condition could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, the failure of its contingency planning, the failure of third parties with whom the Company has an important relationship to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems, the impact of future acquisitions in which Year 2000 issues in the acquired systems have not been remediated or tested and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, results of operations, cash flows and financial condition.

EURO CONVERSION

    On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro", which became their common legal currency on that date. The participating countries' former national currencies will continue to serve as legal tender and denominations of the Euro between January 1, 1999 and January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. The Company does not expect the introduction of the Euro to have a material effect on the Company's business, software plans, financial condition or results of operations.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's principal assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposures are: interest rate risk on fixed income securities and interest expense on variable rate debt, equity risk on marketable equity securities, credit risk on its reinsurance recoverables and foreign currency exchange risk.

    To manage its exposures of investment risks, the Company generally invests in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of its insurance liabilities. The Company does not use derivatives to manage any of its investment related market risks.

    Caution should be used in evaluating overall market risk from the information below. Actual results could differ materially from estimates below for a variety of reasons, including (but not limited to):

    - Market changes could be different from market changes assumed below,

    - Amounts and balances on which the estimates are based are likely to change over time,

    - Not all factors and balances are taken into account, and

    - Assumptions used in the models may prove to be inaccurate.

INTEREST RATE RISK

    The Company's portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of the companies fixed income securities have call or prepayment options, which could subject the Company to reinvestment risk. Should interest rates fall, issuers call their securities, and the Company reinvests the proceeds at lower interest rates. The fair value of the Company's fixed income securities as of December 31, 1998 was $393.2 million. If interest rates were to change 1%, the fair value of the Company's fixed income securities would change approximately $21.9 million. The change in fair value was determined using duration modeling assuming no prepayments.

    The Facility entered into by the Company is subject to variable interest rates. Thus, the Company's interest expense is directly correlated to market interest rates. As of March 31, 1999, the Company had $176.0 million in debt outstanding. At this debt level, a 1% change in market interest rates would change the Company's interest expense by $1.8 million.

EQUITY RISK

    The Company's portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of the Company's marketable equity securities (including those designated as strategic operational investments) as of December 31, 1998 was $18.2 million. If the market price of all marketable equity securities were to change by 10%, the fair value of the Company's equity portfolio would change $1.8 million.

CREDIT RISK

    See Reinsurance Ceded section contained in Item 1., Business, and Footnote
(8) in the Notes to Consolidated Financial Statements.

FOREIGN EXCHANGE RISK

    The Company underwrites risks which are denominated in a number of foreign currencies. It establishes and maintains loss reserves with respect to these policies in their respective currencies, as well as having varying receivable and payable balances at any point in time. These amounts are subject to exchange rate fluctuations which can have an effect on the Company's net earnings. The Company's principal area of exposure is with respect to fluctuation in the exchange rate between the major European currencies and the United Sates Dollar.

    The table below shows the net amounts of significant foreign currency balances at December 31, 1998 converted to US Dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from December 31, 1998 exchange rates.

                                                                                                  HYPOTHETICAL 10%
                                                                                     US DOLLAR       CHANGE IN
                                                                                     EQUIVALENT      FAIR VALUE
                                                                                    ------------  ----------------
Great Britain Pound...............................................................  $  8,086,000    $    809,000
11 Euro currencies................................................................     2,296,000         230,000

    On a historical basis, the eleven national currencies which are now in the process of being converted to the Euro have not always had their relative exchange rates change together. However, with the fixing of exchange rates on January 1, 1999, relative to the new Euro, these currencies will now behave as one currency.

    From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. The Company did not hedge this risk in 1998 and there were no open foreign currency forward contracts as of December 31, 1998. In the future, the Company may limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements required in response to this section are submitted as part of Item 14 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and which is incorporated herein by reference.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) EXHIBITS

    The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(B) FINANCIAL STATEMENT SCHEDULES

    The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

(C) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

             [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HCC INSURANCE HOLDINGS, INC.
                                (Registrant)

                                By:              /s/ STEPHEN L. WAY
                                     ------------------------------------------
                                                  (Stephen L. Way)
                                               CHAIRMAN OF THE BOARD
Dated: March 31, 1999                       AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                          TITLE                    DATE
------------------------------  ---------------------------  -------------------

                                Chairman of the Board of
      /s/ STEPHEN L. WAY          Directors and Chief
------------------------------    Executive Officer            March 31, 1999
       (Stephen L. Way)           (Principal Executive
                                  Officer)

    /s/ ARTHUR S. BERNER*
------------------------------  Director                       March 31, 1999
      (Arthur S. Berner)

     /s/ JAMES M. BERRY*
------------------------------  Director                       March 31, 1999
       (James M. Berry)

    /s/ FRANK J. BRAMANTI*
------------------------------  Director and Executive Vice    March 31, 1999
     (Frank J. Bramanti)          President

   /s/ PATRICK B. COLLINS*
------------------------------  Director                       March 31, 1999
     (Patrick B. Collins)

   /s/ J. ROBERT DICKERSON*
------------------------------  Director                       March 31, 1999
    (J. Robert Dickerson)

                                Senior Vice President and
   /s/ EDWARD H. ELLIS, JR.       Chief Financial Officer
------------------------------    (Chief Accounting            March 31, 1999
    (Edward H. Ellis, Jr.)        Officer)

   /s/ EDWIN H. FRANK, III*
------------------------------  Director                       March 31, 1999
    (Edwin H. Frank, III)

    /s/ ALAN W. FULKERSON*
------------------------------  Director                       March 31, 1999
     (Alan W. Fulkerson)

     /s/ WALTER J. LACK*
------------------------------  Director                       March 31, 1999
       (Walter J. Lack)

   /s/ STEPHEN J. LOCKWOOD*
------------------------------  Director and Vice Chairman     March 31, 1999
    (Stephen J. Lockwood)

   /s/ JOHN N. MOLBECK, JR.
------------------------------  Director and President         March 31, 1999
    (John N. Molbeck, Jr.)

   /s/ PETER B. SMITH, JR.*
------------------------------  Director and Executive Vice    March 31, 1999
    (Peter B. Smith, Jr.)         President

*By:    /s/ JOHN N. MOLBECK,
                 JR.
      -------------------------                                March 31, 1999
        John N. Molbeck, Jr.,
          ATTORNEY-IN-FACT

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Reports of Independent Accountants...................................................        F-1

Consolidated Balance Sheets at December 31, 1998 and 1997............................        F-3

Consolidated Statements of Earnings for the three years ended December 31, 1998......        F-4

Consolidated Statements of Comprehensive Income for the three years ended December
  31, 1998...........................................................................        F-5

Consolidated Statements of Changes in Shareholders' Equity for the three years ended
  December 31, 1998..................................................................        F-6

Consolidated Statements of Cash Flows for the three years ended December 31, 1998....        F-9

Notes to Consolidated Financial Statements...........................................       F-10

SCHEDULES:

           Reports of Independent Accountants on Financial Statement Schedules.......        S-1

  Schedule 1 Summary of Investments other than Investments in Related Parties........        S-3

  Schedule 2 Condensed Financial Information of Registrant...........................        S-4

  Schedule 3 Supplementary Insurance Information.....................................        S-9

  Schedule 4 Reinsurance.............................................................       S-10

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

 (Q)10.339    --Loan Agreement ($120,000,000 Revolving Loan Facility) dated as of December 19, 1997 among HCC
                Insurance Holdings, Inc. as Borrower, Wells Fargo Bank (Texas), National Association, as Agent and as
                a Lender, NationsBank of Texas, N.A. as Documentation Agent and as a Lender, and the Other Lenders'
                Now or Hereafter Parties Thereto.

 (R)10.340    --Agreement and Plan of Reorganization dated as of February 27, 1998 among HCC Insurance Holdings, Inc.
                and various shareholders of The Kachler Corporation related to the acquisition of 100% of the common stock of The Kachler Corporation.

 (R)10.341    --Purchase Agreement dated as of February 28, 1998, among HCC Insurance Holdings, Inc., Bethany A.
                Belanger, the partners of Guarantee Insurance Resources and others related to the acquisition of 100%
                of the partnership assets and liabilities of Guarantee Insurance Resources and 100% of the common stock of Insurance Alternatives, Inc.

 (M)10.342    --HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan.

 (S)10.343    --Agreement and Plan of Reorganization dated as of September 23, 1998 among HCC Insurance Holdings,
                Inc.; The Kachler Corporation; J.E. Stone and Associates, Inc. and the shareholders of J.E. Stone and
                Associates, Inc. related to the acquisition of 100% of the common stock of J.E. Stone and Associates,
                Inc.

    10.344    --Stock Purchase Agreement dated effective October 1, 1998 by and among HCC Insurance Holdings, Inc., and Sun Employer Services, Inc. and Howard V. Barton and Elizabeth A. Barton.

 (T)10.345    --HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended.

 (U)10.346    --HCC Insurance Holdings, Inc. 1996 Non-Employee Director Stock Option Plan, as restated and amended.

    10.347    --Employment Agreement effective as of January 1, 1998, between HCC Insurance Holdings, Inc. and John
                N. Molbeck, Jr..

    10.348    --Employment Agreement effective as of January 1, 1998, between HCC Insurance Holdings, Inc. and
                Stephen J. Lockwood.

    10.349    --Employment Agreement effective as of January 1, 1998, between HCC Insurance Holdings, Inc. and Frank
                J. Bramanti.

    10.350    --Employment Agreement effective as of January 1, 1998, between HCC Insurance Holdings, Inc. and Peter
                B. Smith.

 (V)10.351    --Loan Agreement ($150,000,000 Revolving Loan Facility and $100,000,000 Short Term Revolving Loan
                Facility) dated as of March 8, 1999 among HCC Insurance Holdings, Inc. as Borrower, Wells Fargo Bank
                (Texas), National Association, as Agent and as Lender, Nationsbank, N.A., as Documentation Agent and
                as a Lender, and The Other Lenders Now or Hereafter Parties Thereto.

    12        --Statement Regarding Computation of Ratios

    21        --Subsidiaries of HCC Insurance Holdings, Inc.

EXHIBIT
NUMBER
------------
    23        --Consent of Independent Accountants--PricewaterhouseCoopers LLP dated March 26, 1999

    23.1      --Consent of Independent Accountants--KPMG LLP dated March 26, 1999--included at page S-2

    24        --Powers of Attorney

    27        --EDGAR Financial Data Schedule--December 31, 1998

    27.1      --EDGAR Financial Data Schedule--Restated December 31, 1997 and 1996

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

    (L)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for fiscal year ended December 31, 1996.

    (M)Incorporatedby reference to Exhibit A to the HCC Insurance Holdings, Inc.'s Proxy Statement for the May 22, 1997 Annual Meeting of Shareholders filed April 30, 1997.

    (N)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1997.

    (O)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended June 30, 1997.

    (P)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1997.

    (Q)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed January 6, 1998.

    (R)Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

    (S)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended September 30, 1998.

    (T)Incorporated by reference to the Exhibit A to the HCC Insurance Holdings, Inc. Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders filed April 24, 1998.

    (U)Incorporated by reference to the Exhibit B to the HCC Insurance Holdings, Inc. Proxy Statement for the May 21, 1998 Annual Meeting of Shareholders filed April 24, 1998.

    (V)Incorporated by reference to the Exhibit 10.1 to the HCC Insurance Holdings, Inc. Form 8-K filed March 15, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of HCC Insurance Holdings, Inc.

In our opinion, based on our audits and the report of the other auditors, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the HCC Insurance Holding Inc.'s management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 consolidated financial statements of Avemco Corporation, which statements reflect total revenues constituting 43.7 percent and net earnings constituting
24.0 percent of the related consolidated financial statement totals for the year ended December 31, 1996. Those statements were audited by other auditors whose report dated January 31, 1997 except for Note 12, of which the date is February 28, 1997 and except for Note 14, of which the date is February 18, 1998, has been furnished to us, and our opinion, insofar as it relates to data included for 1996 is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 26, 1999

                        REPORT OF INDEPENDENT AUDITORS'

The Board of Directors and Shareholder
Avemco Corporation:

We have audited the consolidated statements of income, stockholders' equity and cash flows of Avemco Corporation and subsidiaries for the year ended December 31, 1996 (not included separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations of Avemco Corporation and subsidiaries and their cash flows for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG LLP

Washington, D.C.
January 31, 1997
(February 28, 1997, as to note 12
and February 18, 1998, as to note 14)

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                               ----------------------------------
                                                                                     1998              1997
                                                                               ----------------  ----------------
ASSETS
Investments:
  Fixed income securities, at market
    (cost: 1998 $375,107,000; 1997 $395,121,000).............................  $    393,238,000  $    409,701,000
  Marketable equity securities, at market
    (cost: 1998 $1,750,000; 1997 $4,202,000).................................         2,252,000         3,816,000
  Short-term investments, at cost, which approximates market.................       129,084,000       105,255,000
  Other investments, at cost, which approximates fair value..................         1,072,000         --
                                                                               ----------------  ----------------
      Total investments......................................................       525,646,000       518,772,000

Cash.........................................................................        16,018,000         7,728,000
Restricted cash and cash investments.........................................        84,276,000        60,063,000
Reinsurance recoverables.....................................................       372,672,000       176,965,000
Premium, claims and other receivables........................................       382,630,000       252,618,000
Ceded unearned premium.......................................................       149,568,000        84,610,000
Deferred policy acquisition costs............................................        27,227,000        21,604,000
Property and equipment, net..................................................        32,983,000        19,926,000
Goodwill.....................................................................        88,043,000        34,758,000
Other assets.................................................................        30,006,000        21,088,000
                                                                               ----------------  ----------------
      TOTAL ASSETS...........................................................  $  1,709,069,000  $  1,198,132,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------
LIABILITIES
Loss and loss adjustment expense payable.....................................  $    460,511,000  $    275,008,000
Reinsurance balances payable.................................................        90,983,000        43,914,000
Unearned premium.............................................................       201,050,000       152,094,000
Deferred ceding commissions..................................................        30,842,000        19,553,000
Premium and claims payable...................................................       337,909,000       237,770,000
Notes payable................................................................       121,600,000        80,750,000
Accounts payable and accrued liabilities.....................................        26,311,000        23,442,000
                                                                               ----------------  ----------------
      Total liabilities......................................................     1,269,206,000       832,531,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued: 1998 48,252,478 shares; 1997 47,758,929 shares)...................        48,252,000        47,759,000
Additional paid-in capital...................................................       162,102,000       154,633,000
Retained earnings............................................................       219,804,000       155,209,000
Accumulated other comprehensive income.......................................         9,705,000         8,000,000
                                                                               ----------------  ----------------
      Total shareholders' equity.............................................       439,863,000       365,601,000
                                                                               ----------------  ----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............................  $  1,709,069,000  $  1,198,132,000
                                                                               ----------------  ----------------
                                                                               ----------------  ----------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
REVENUE
Net earned premium..............................................  $  143,100,000  $  162,571,000  $  170,068,000
Management fees.................................................      74,045,000      51,039,000      28,651,000
Commission income...............................................      38,441,000      24,209,000      21,477,000
Net investment income...........................................      29,335,000      27,587,000      23,593,000
Net realized investment gain (loss).............................         845,000        (328,000)      8,341,000
Other operating income..........................................      22,268,000      15,239,000      18,656,000
                                                                  --------------  --------------  --------------
      Total revenue.............................................     308,034,000     280,317,000     270,786,000

EXPENSE
Loss and loss adjustment expense................................      91,302,000      96,514,000     114,464,000
Operating expense:
  Policy acquisition costs, net.................................      10,978,000      13,580,000       8,218,000
  Compensation expense..........................................      56,077,000      51,458,000      42,102,000
  Other operating expense.......................................      36,063,000      31,628,000      26,382,000
  Merger expense................................................         107,000       8,069,000      26,160,000
                                                                  --------------  --------------  --------------
      Net operating expense.....................................     103,225,000     104,735,000     102,862,000
Interest expense................................................       6,021,000       6,004,000       4,993,000
                                                                  --------------  --------------  --------------
      Total expense.............................................     200,548,000     207,253,000     222,319,000
                                                                  --------------  --------------  --------------
      Earnings before income tax provision......................     107,486,000      73,064,000      48,467,000
Income tax provision............................................      35,208,000      23,305,000       9,885,000
                                                                  --------------  --------------  --------------
      NET EARNINGS..............................................  $   72,278,000  $   49,759,000  $   38,582,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
BASIC EARNINGS PER SHARE DATA:
Earnings per share..............................................  $         1.51  $         1.06  $         0.86
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      47,920,000      46,995,000      44,795,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
DILUTED EARNINGS PER SHARE DATA:
Earnings per share..............................................  $         1.48  $         1.03  $         0.84
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------
Weighted average shares outstanding.............................      48,936,000      48,209,000      46,043,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net earnings........................................................  $  72,278,000  $  49,759,000  $  38,582,000

Other comprehensive income net of tax:

  Foreign currency translation adjustment...........................       (344,000)      (215,000)        95,000

  Investment gains (losses):

    Investment gains (losses) during the year, net of deferred tax charge (benefit) of $1,283,000 in 1998, $2,373,000 in 1997 and
      ($82,000) in 1996.............................................      2,598,000      4,470,000       (251,000)

    Less reclassification adjustment for (gains) losses included in net earnings, net of deferred tax (charge) benefit of
      ($296,000) in 1998, $115,000 in 1997 and ($2,919,000) in
      1996..........................................................       (549,000)       213,000     (5,422,000)
                                                                      -------------  -------------  -------------

    Other comprehensive income (loss)...............................      1,705,000      4,468,000     (5,578,000)
                                                                      -------------  -------------  -------------

    COMPREHENSIVE INCOME............................................  $  73,983,000  $  54,227,000  $  33,004,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                          ACCUMULATED
                                                                           ADDITIONAL                        OTHER
                                                             COMMON         PAID-IN         RETAINED     COMPREHENSIVE
                                                              STOCK         CAPITAL         EARNINGS        INCOME
                                                          -------------  --------------  --------------  -------------
BALANCE AS OF DECEMBER 31, 1995.........................  $  19,100,000  $  137,588,000  $  140,258,000   $ 9,110,000
Net earnings............................................       --              --            38,582,000       --
Other comprehensive income (loss).......................       --              --              --          (5,578,000)
28,648,869 shares of Common Stock issued for 150% stock
 dividend...............................................     28,649,000     (28,649,000)       --             --
132,108 shares of Common Stock issued for exercise of
 options, including tax benefit of $366,000.............        132,000         837,000        --             --
Cash dividends declared, $0.06 per share................       --              --            (2,104,000)
Compensatory grant of pooled company stock prior to
 merger.................................................       --            23,682,000        --             --
Dividends to shareholders of pooled companies prior to
 merger.................................................       --              --            (7,705,000)      --
Capitalize undistributed earnings of pooled company upon
 conversion from S Corporation..........................       --             3,840,000      (3,840,000)      --
1,136,400 shares of Common Stock issued for
 acquisition............................................      1,136,000        --            (1,452,000)      --
Repurchase of 520,000 shares of common stock by pooled
 company prior to merger................................       --              --              --             --
Other...................................................       --             1,217,000      (1,607,000)      --
                                                          -------------  --------------  --------------  -------------
    BALANCE AS OF DECEMBER 31, 1996.....................  $  49,017,000  $  138,515,000  $  162,132,000   $ 3,532,000
                                                          -------------  --------------  --------------  -------------
                                                          -------------  --------------  --------------  -------------


                                                                              TOTAL
                                                             TREASURY     SHAREHOLDERS'
                                                              STOCK           EQUITY
                                                          --------------  --------------
BALANCE AS OF DECEMBER 31, 1995.........................  $  (50,570,000) $  255,486,000
Net earnings............................................        --            38,582,000
Other comprehensive income (loss).......................        --            (5,578,000)
28,648,869 shares of Common Stock issued for 150% stock
 dividend...............................................        --              --
132,108 shares of Common Stock issued for exercise of
 options, including tax benefit of $366,000.............        --               969,000
Cash dividends declared, $0.06 per share................                      (2,104,000)
Compensatory grant of pooled company stock prior to
 merger.................................................        --            23,682,000
Dividends to shareholders of pooled companies prior to
 merger.................................................        --            (7,705,000)
Capitalize undistributed earnings of pooled company upon
 conversion from S Corporation..........................        --              --
1,136,400 shares of Common Stock issued for
 acquisition............................................        --              (316,000)
Repurchase of 520,000 shares of common stock by pooled
 company prior to merger................................      (7,909,000)     (7,909,000)
Other...................................................       1,809,000       1,419,000
                                                          --------------  --------------
    BALANCE AS OF DECEMBER 31, 1996.....................  $  (56,670,000) $  296,526,000
                                                          --------------  --------------
                                                          --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                                          ACCUMULATED
                                                                           ADDITIONAL                        OTHER
                                                             COMMON         PAID-IN         RETAINED     COMPREHENSIVE
                                                              STOCK         CAPITAL         EARNINGS        INCOME
                                                          -------------  --------------  --------------  -------------
BALANCE AS OF DECEMBER 31, 1996.........................  $  49,017,000  $  138,515,000  $  162,132,000   $ 3,532,000
Net earnings............................................       --              --            49,759,000       --
Other comprehensive income..............................       --              --              --           4,468,000
726,898 shares of Common Stock issued for exercise of
 options, including tax benefit of $1,725,000...........        727,000       9,743,000        --             --
1,332,024 shares of Common Stock issued for
 acquisitions...........................................      1,332,000       9,805,000      (1,507,000)      --
Cash dividends declared, $0.12 per share................       --              --            (5,219,000)      --
Repurchase of 14,895 shares of common stock by pooled
 company prior to merger................................       --              --              --             --
Retirement of 3,316,636 shares of treasury stock........     (3,317,000)     (3,430,000)    (50,247,000)      --
Other...................................................       --              --               291,000       --
                                                          -------------  --------------  --------------  -------------
    BALANCE AS OF DECEMBER 31, 1997.....................  $  47,759,000  $  154,633,000  $  155,209,000   $ 8,000,000
                                                          -------------  --------------  --------------  -------------
                                                          -------------  --------------  --------------  -------------


                                                                              TOTAL
                                                             TREASURY     SHAREHOLDERS'
                                                              STOCK           EQUITY
                                                          --------------  --------------
BALANCE AS OF DECEMBER 31, 1996.........................  $  (56,670,000) $  296,526,000
Net earnings............................................        --            49,759,000
Other comprehensive income..............................        --             4,468,000
726,898 shares of Common Stock issued for exercise of
 options, including tax benefit of $1,725,000...........        --            10,470,000
1,332,024 shares of Common Stock issued for
 acquisitions...........................................        --             9,630,000
Cash dividends declared, $0.12 per share................        --            (5,219,000)
Repurchase of 14,895 shares of common stock by pooled
 company prior to merger................................        (324,000)       (324,000)
Retirement of 3,316,636 shares of treasury stock........      56,994,000        --
Other...................................................        --               291,000
                                                          --------------  --------------
    BALANCE AS OF DECEMBER 31, 1997.....................  $     --        $  365,601,000
                                                          --------------  --------------
                                                          --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY--(CONTINUED)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                            ADDITIONAL
                                                                              COMMON         PAID-IN         RETAINED
                                                                               STOCK         CAPITAL         EARNINGS
                                                                           -------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 1997..........................................  $  47,759,000  $  154,633,000  $  155,209,000
Net earnings.............................................................       --              --            72,278,000
Other comprehensive income...............................................       --              --              --
206,504 shares of Common Stock issued for exercise of options, including
 tax benefit of $925,000.................................................        206,000       1,997,000        --
287,025 shares of Common Stock issued for acquisitions...................        287,000       5,472,000        --
Cash dividends declared, $0.16 per share.................................       --              --            (7,683,000)
                                                                           -------------  --------------  --------------
    BALANCE AS OF DECEMBER 31, 1998......................................  $  48,252,000  $  162,102,000  $  219,804,000
                                                                           -------------  --------------  --------------
                                                                           -------------  --------------  --------------

                                                                            ACCUMULATED
                                                                               OTHER          TOTAL
                                                                           COMPREHENSIVE  SHAREHOLDERS'
                                                                              INCOME          EQUITY
                                                                           -------------  --------------
BALANCE AS OF DECEMBER 31, 1997..........................................   $ 8,000,000   $  365,601,000
Net earnings.............................................................       --            72,278,000
Other comprehensive income...............................................     1,705,000        1,705,000
206,504 shares of Common Stock issued for exercise of options, including
 tax benefit of $925,000.................................................       --             2,203,000
287,025 shares of Common Stock issued for acquisitions...................       --             5,759,000
Cash dividends declared, $0.16 per share.................................       --            (7,683,000)
                                                                           -------------  --------------
    BALANCE AS OF DECEMBER 31, 1998......................................   $ 9,705,000   $  439,863,000
                                                                           -------------  --------------
                                                                           -------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                       1998             1997            1996
                                                                  ---------------  --------------  --------------
Cash flows from operating activities:
  Net earnings..................................................  $    72,278,000  $   49,759,000  $   38,582,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Change in reinsurance recoverables..........................     (195,707,000)    (70,972,000)    (14,628,000)
    Change in premium, claims and other receivables.............     (102,804,000)    (84,309,000)    (13,084,000)
    Change in ceded unearned premium............................      (64,958,000)    (12,852,000)      6,702,000
    Change in deferred policy acquisition costs, net............        5,666,000       5,857,000      (3,379,000)
    Change in deferred income tax, net of tax effect of
      unrealized gain or loss...................................        2,381,000       3,475,000      (7,430,000)
    Change in loss and loss adjustment expense payable..........      181,626,000      45,959,000      28,293,000
    Change in reinsurance balances payable......................       47,069,000      24,800,000     (28,061,000)
    Change in unearned premium..................................       46,074,000      (4,174,000)      4,292,000
    Change in premium and claims payable, net of restricted
      cash......................................................       64,364,000      98,952,000       2,483,000
    Change in accounts payable and accrued liabilities..........       (9,205,000)     (2,794,000)        248,000
    Net realized investment (gain) loss.........................         (845,000)        328,000      (8,341,000)
    Other gains.................................................       (4,694,000)       --            (3,307,000)
    Non-cash compensation expense...............................        --               --            24,176,000
    Depreciation and amortization expense.......................        7,388,000       5,189,000       4,045,000
    Other, net..................................................        1,411,000      (5,101,000)     (1,128,000)
                                                                  ---------------  --------------  --------------
      Cash provided by operating activities.....................       50,044,000      54,117,000      29,463,000
Cash flows from investing activities:
  Sales of fixed income securities..............................       18,212,000      27,090,000      24,399,000
  Maturity or call of fixed income securities...................       30,202,000      19,173,000      17,573,000
  Sales of equity securities....................................        4,160,000      17,656,000      41,202,000
  Other proceeds................................................        3,324,000        --            13,957,000
  Change in short-term investments..............................      (24,667,000)    (26,562,000)     (7,296,000)
  Cash paid for companies acquired, net of cash
    received....................................................      (33,011,000)    (12,948,000)     (1,753,000)
  Cost of investments acquired..................................      (43,968,000)    (87,084,000)    (97,909,000)
  Purchase of property and equipment and other..................      (15,320,000)     (6,718,000)     (2,762,000)
                                                                  ---------------  --------------  --------------
      Cash used by investing activities.........................      (61,068,000)    (69,393,000)    (12,589,000)
Cash flows from financing activities:
  Proceeds from notes payable...................................       74,200,000      97,500,000      44,000,000
  Sale of Common Stock..........................................        2,203,000      10,470,000         969,000
  Payments on notes payable.....................................      (49,950,000)    (89,667,000)    (42,711,000)
  Dividends paid................................................       (7,139,000)     (4,550,000)     (9,092,000)
  Repurchase common stock.......................................        --               (324,000)     (7,909,000)
                                                                  ---------------  --------------  --------------
      Cash provided (used) by financing activities..............       19,314,000      13,429,000     (14,743,000)
                                                                  ---------------  --------------  --------------
      Net change in cash........................................        8,290,000      (1,847,000)      2,131,000
      Cash at beginning of year.................................        7,728,000       9,575,000       7,444,000
                                                                  ---------------  --------------  --------------
      Cash at end of year.......................................  $    16,018,000  $    7,728,000  $    9,575,000
                                                                  ---------------  --------------  --------------
                                                                  ---------------  --------------  --------------

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    HCC Insurance Holdings, Inc. and its subsidiaries (collectively, "the Company" or "HCC"), include domestic and foreign property and casualty insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty insurance primarily to commercial customers worldwide, underwritten on both a direct and reinsurance basis, in the aviation, marine, property, offshore energy, medical stop-loss, accident and health, workers' compensation and lenders' single interest lines of business. The principal insurance company subsidiaries are Houston Casualty Company ("HC") in Houston, Texas, London, England and Amman, Jordan; U.S. Specialty Insurance Company ("USSIC") in Houston, Texas; and Avemco Insurance Company ("AIC") in Frederick, Maryland. The underwriting agency subsidiaries provide underwriting management and claims servicing for insurance and reinsurance companies, primarily in the medical stop-loss, accident and health, workers' compensation and aviation lines of business. The principal agency subsidiaries are LDG Reinsurance Corporation ("LDG Re") in Wakefield, Massachusetts; HCC Aviation Insurance Group, Inc. ("HCCA") in Dallas, Texas and Glendale, California; HCC Employer Services, Inc. ("HCCES") in Northbrook, Illinois, Dallas, Texas and Montgomery, Alabama; and HCC Benefits Corporation ("HCCB") in Atlanta, Georgia, Wakefield, Massachusetts, Minneapolis, Minnesota and Kansas City, Kansas. The intermediary subsidiaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance company subsidiaries operate. The Company's principal intermediary subsidiaries are HCC Intermediaries, Inc. ("HCCI") in Houston, Texas; HCC Employee Benefits, Inc. ("HCCEB") in Houston, Texas; and Rattner Mackenzie Limited ("RML") in London, England and Amman, Jordan. The service company subsidiaries perform various insurance related services for insurance companies.

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

    A description of the significant accounting and reporting policies utilized by the Company in preparing the consolidated financial statements is as follows:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During February 1998, the Company acquired all of the outstanding common stock of The Kachler Corporation ("Kachler") in a transaction accounted for as a pooling-of-interests. (See Note
2) The Company's financial statements have been restated to include the accounts and operations of Kachler for all periods presented.

INVESTMENTS

    Fixed income securities and marketable equity securities are classified as available for sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a component of other comprehensive income, net of related deferred income tax, if any. Fixed income securities available for sale are purchased with the original intent to hold to maturity, but they may be available for sale if market conditions warrant, or if the Company's investment policies dictate, in order to

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) maximize the Company's investment yield. Short-term investments and restricted short-term investments are carried at cost, which approximates market value.

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

EARNED PREMIUM, DEFERRED POLICY ACQUISITION COSTS AND CEDING COMMISSIONS OF
  INSURANCE COMPANY SUBSIDIARIES

    Written premium, net of reinsurance, is primarily included in earnings on a pro rata basis over the lives of the related policies. However, for certain types of business, it is recognized over the period of risk in proportion to the amount of insurance risk provided. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies, less ceding commissions allowed by reinsurers, including expense allowances, are deferred and charged or credited to earnings proportionate to the premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining the recoverability of deferred policy acquisition costs.

MANAGEMENT FEES AND COMMISSION INCOME

    Management fees and commission income are recognized on the revenue recognition date, which is the later of the effective date of the policy, the date when the premium can be reasonably estimated, or the date when substantially all required services relating to the insurance placement have been rendered to the client. Management fees and commission income relating to additional or return premiums or other policy adjustments are recognized when the events occur and the amounts become known or can be estimated.

PREMIUM AND OTHER RECEIVABLES

    The Company has adopted the gross method for reporting receivables and payables on brokered transactions. Management reviews the collectibility of its receivables on a current basis and provides an allowance for doubtful accounts if it deems that there are accounts which are doubtful of collection. The amount of the allowance at December 31, 1998 and 1997, is not material.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
LOSS AND LOSS ADJUSTMENT EXPENSE PAYABLE OF INSURANCE COMPANY SUBSIDIARIES

    Loss and loss adjustment expense payable is based on undiscounted estimates of payments to be made for reported and incurred but not reported ("IBNR") losses and anticipated salvage and subrogation receipts. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for IBNR are based both on the Company's and the industry's experience. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

REINSURANCE

    The Company records all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are estimated and recorded in a manner consistent with the underlying reinsured contracts. Management has recorded a reserve for uncollectible reinsurance based
on estimates of collectibility.   The adverse economic environment in the
insurance industry has placed great pressure on reinsurers and the results of their operations. These conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace is experiencing today. Therefore, while management believes that the reserve is adequate, conditions can change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

GOODWILL

    In connection with the Company's acquisitions of subsidiaries accounted for as purchases, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method over twenty years for acquired underwriting agency and intermediary operations which operate in existing lines of business and in the same country as existing operations. Goodwill related to such acquired operations which represent the Company's initial entry into new lines of business or new countries is amortized over thirty years. Goodwill related to acquired insurance company operations is amortized over forty years. Managements of the acquired businesses have successfully operated in their markets for a number of years and, with the additional capital provided by the Company, will be positioned to take advantage of increased opportunities. Accumulated amortization of goodwill as of December 31, 1998 and 1997, was $5.2 million and $2.8 million, respectively.

    The Company has no reason to expect major changes in the business conditions in which the acquired companies operate which might affect the recoverability of the recorded goodwill. However, in the event business conditions change, the recoverability will be re-evaluated based upon revised projections of future undiscounted operating income and cash flows and, if impaired, the balances will be adjusted accordingly. Amortization of goodwill charged to income for the years ended December 31, 1998, 1997 and 1996, was $3.0 million, $1.6 million and $684,000, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
CASH AND SHORT-TERM INVESTMENTS

    Cash consists of cash in banks, generally in operating accounts. The Company classifies certificates of deposit, corporate demand notes receivable, commercial paper and money market funds as short-term investments. Short-term investments are classified as investments in the consolidated balance sheets as they relate principally to the Company's investment activities.

    The Company generally maintains its cash deposits in major banks and invests its short-term investments with major banks and in investment grade commercial paper and repurchase agreements. These securities typically mature within 90 days and, therefore, bear minimal risk. The Company has not experienced any losses on its cash deposits or its short-term investments.

RESTRICTED CASH AND CASH INVESTMENTS

    In conjunction with the management of reinsurance pools, the Company's agency subsidiaries withhold premium funds for the payment of claims. These funds are shown as restricted cash and cash investments in the consolidated balance sheets. The corresponding liability is included within premium and claims payable in the consolidated balance sheets. These amounts are considered fiduciary funds, and interest earned on these funds accrues to the benefit of the members of the reinsurance pools. Therefore, the Company does not include these amounts as cash in the consolidated statements of cash flows.

FOREIGN CURRENCY TRANSLATION

    The functional currency of most foreign subsidiaries and branches is the United States dollar. Assets and liabilities recorded in foreign currencies are translated into United States dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Translation gains and losses are recorded in earnings and included in other operating expenses. The Company's foreign currency transactions are principally denominated in British Pound Sterling ("GBP") and other European currencies. From time to time the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. Gains or losses in the market value of foreign currency forward contracts are recognized in the statements of earnings concurrently with the gains and losses on the hedged balances. For the years ended December 31, 1998, 1997 and 1996, the gain (loss) from currency conversion was $219,000, ($884,000) and ($181,000), respectively.

    Some foreign subsidiaries or branches have a functional currency of either the GBP or the Canadian Dollar ("CAD"). The cumulative translation adjustment, representing the effect of translating these subsidiaries' or branches' assets and liabilities into United States dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

COMPUTER PRODUCTS AND SERVICES

    Revenue from custom software products is recognized using the percentage of completion method of accounting. Revenue from other software contracts is recognized when delivery has occurred, other remaining vendor obligations are no longer significant, and collectibility is probable. Revenue from the sale of computer hardware is recognized when delivery has occurred. Maintenance support is recognized

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) pro rata over the term of the maintenance agreement. Revenue from such products and services is included in other operating income.

    Software production costs are capitalized when the technological feasibility of a new product has been established. The capitalized costs are amortized based upon current and future revenue for each product with a minimum of straight-line amortization over the remaining estimated economic life of the product. All other software development costs are expenses as incurred.

INCOME TAX

    The companies file a consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. A company acquired in a pooling-of-interests transaction was an S Corporation prior to the pooling. Therefore, Federal income tax expense was not provided for that company's earnings until the S Corporation election was terminated on May 22, 1996.

EARNINGS PER SHARE

    Basic earnings per share are based on the weighted average number of common shares outstanding during the year divided into net earnings. Diluted earnings per share are based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the year divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock outstanding due to options. Contingent shares to be issued are included in the diluted earnings per share computation only when the underlying conditions for issuance have been met.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130 entitled "Reporting Comprehensive Income" in 1998. This statement required that all components of comprehensive income be reported in a full set of financial statements and that the amount of total comprehensive income be reported. Other comprehensive income includes gains and losses that are excluded from net income, but are added to or deducted from net earnings in order to calculate comprehensive income. Unrealized investment gains and losses of investments and net unrealized gains and losses on foreign currency translation are examples of such items.

SEGMENT REPORTING

    The Company also adopted SFAS No. 131 entitled "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement changed the way the Company reports information about its operating segments. The agency segment from prior years is now split into the underwriting agency and intermediary segments. The corporate and other segment from prior years is now split into two segments,

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) other operations and corporate. Adoption of SFAS No. 131 had no effect on the Company's consolidated financial position, results of operations or shareholders' equity.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998. The statement is effective for all fiscal quarters and years beginning after June 15, 1999. The Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it may do so more frequently in the future as it expands its foreign operations. The Company is not a party to any derivatives or hedging activities at December 31, 1998. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

    In December, 1997, the American Institute of Certified Public Accountants' Accounting Executives Standards Committee ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting by all entities that are subject to insurance-related assessments. It required that entities should recognize liabilities for insurance-related assessments when certain specified criteria have been met. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or shareholders' equity.

    In November, 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" which provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal year beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or shareholders' equity.

RECLASSIFICATIONS

    Certain amounts in the 1997 and 1996 consolidated financial statements and the quarterly financial data (See Note 18) have been reclassified to conform with the 1998 presentation and to reflect application of SFAS No. 130 and SFAS No. 131. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

(2) ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    On February 27, 1998, the Company acquired all of the outstanding common stock of The Kachler Corporation ("Kachler") in exchange for 1,600,000 shares of the Company's common stock. The acquisition was accounted for as a pooling-of-interests and, accordingly, the Company's consolidated financial statements have been restated to reflect the combination. Total revenue and net earnings of Kachler prior to the acquisition are immaterial in relation to the Company's revenue and net earnings.

    During 1998 the Company acquired four underwriting agency operations in transactions accounted for under the purchase method of accounting. The total consideration paid was 287,025 shares of the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
Company's Common Stock and $48.2 million in cash. On a combined basis, the fair value of assets acquired was $44.9 million and the fair value of liabilities assumed was $46.2 million. Goodwill in the aggregate amount of $55.9 million was recorded in connection with these transactions. The goodwill is being amortized over periods of twenty to thirty years.

    The results of operations of the businesses acquired in purchase transactions have been included in the consolidated financial statements beginning on the effective date of each transaction.

    In connection with one of the acquisitions, the Company will also issue up to 378,000 shares of its common stock on a contingent basis assuming certain future financial benchmarks are met. Contingent shares issued will be recorded as additional consideration at the current fair value if and when the financial benchmarks are met.

    The following unaudited proforma summary presents information as if the 1998 purchase acquisitions had occurred at the beginning of each year after giving effect to certain adjustments including amortization of goodwill, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. The proforma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. The unaudited proforma summary information for companies acquired in 1997 in purchase transactions is not presented due to immateriality.

                                                                                    FOR THE YEARS ENDED DECEMBER
                                                                                                31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
UNAUDITED PROFORMA INFORMATION
Revenue..........................................................................  $  322,263,000  $  303,351,000
Net earnings.....................................................................      71,965,000      48,029,000
Basic earnings per share.........................................................            1.50            1.02
Diluted earnings per share.......................................................            1.47            1.00

ACQUISITION SUBSEQUENT TO DECEMBER 31, 1998

    The Company acquired the outstanding common stock of PEPYS Holdings Limited and its operating subsidiary, Rattner Mackenzie Limited, effective January 1, 1999. The consideration consisted of 414,207 shares of the Company's Common Stock to be paid over a four year period and cash consideration of $54.8 million, $8.3 million of which is to be paid over a four year period. According to the terms of the transaction, the Company will issue additional cash consideration if certain earnings benchmarks are exceeded during the next four years. This acquisition will be accounted for under the purchase method of accounting.

DISPOSITION SUBSEQUENT TO DECEMBER 31, 1998

    In January, 1999, the Company sold its 21% interest in Underwriters Indemnity Holdings, Inc. ("UIH"), the parent of Underwriters Indemnity Company, for $8.2 million. The Company realized a pre-tax gain of $4.9 million in connection with UIH's acquisition by RLI Corporation, an insurance holding company. The Company's investment in UIH, which was accounted for by the equity method, was not material to the Company's financial position and results of operations.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS

    Substantially all of the Company's fixed income securities are investment grade; most are A rated or better. No high-yield corporate bonds are owned or contemplated. The amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                                                        GROSS          GROSS        ESTIMATED
                                                      AMORTIZED      UNREALIZED     UNREALIZED        MARKET
                                                         COST           GAIN           LOSS           VALUE
                                                    --------------  -------------  -------------  --------------
December 31, 1998:
  Marketable equity securities....................  $    1,750,000  $     502,000  $    --        $    2,252,000
  US Treasury securities..........................      19,183,000        627,000        (37,000)     19,773,000
  Obligations of states, municipalities and
    political subdivisions........................     354,663,000     18,257,000       (767,000)    372,153,000
  Other fixed income securities...................       1,261,000         51,000       --             1,312,000
                                                    --------------  -------------  -------------  --------------
    Total securities..............................  $  376,857,000  $  19,437,000  $    (804,000) $  395,490,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------
December 31, 1997:
  Marketable equity securities....................  $    4,202,000  $     140,000  $    (526,000) $    3,816,000
  Redeemable preferred stock......................         788,000          7,000       --               795,000
  US Treasury securities..........................      11,807,000        410,000         (3,000)     12,214,000
  Obligations of states, municipalities and
    political subdivisions........................     382,108,000     14,883,000       (704,000)    396,287,000
  Other fixed income securities...................         418,000       --              (13,000)        405,000
                                                    --------------  -------------  -------------  --------------
    Total securities..............................  $  399,323,000  $  15,440,000  $  (1,246,000) $  413,517,000
                                                    --------------  -------------  -------------  --------------
                                                    --------------  -------------  -------------  --------------

    The Company also has strategic operational investments (included in other assets) which were purchased to provide partnering and other opportunities. Such investments are accounted for in the same manner as other equity investments. The cost, gross unrealized loss, and estimated market value of marketable equity securities designated as strategic operational investments as of December 31, 1998 and 1997 are as follows:

                                                                                          1998           1997
                                                                                      -------------  -------------
Cost................................................................................  $  18,842,000  $   6,019,000
Gross unrealized loss...............................................................     (2,900,000)    (1,497,000)
                                                                                      -------------  -------------
  Estimated market value............................................................  $  15,942,000  $   4,522,000
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)
    The amortized cost and estimated market value of fixed income securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                                     ESTIMATED
                                                                                     AMORTIZED         MARKET
                                                                                        COST           VALUE
                                                                                   --------------  --------------
Due in 1 year or less............................................................  $    7,752,000  $    7,828,000
Due after 1 year through 5 years.................................................     146,452,000     151,878,000
Due after 5 years through 10 years...............................................     116,921,000     123,749,000
Due after 10 years through 15 years..............................................      79,566,000      83,608,000
Due after 15 years...............................................................      24,416,000      26,175,000
                                                                                   --------------  --------------
    Total fixed income securities................................................  $  375,107,000  $  393,238,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

    As of December 31, 1998, the Company's insurance company subsidiaries had deposited fixed income securities with an amortized cost of approximately $19.8 million (market: $20.9 million) to meet the deposit requirements of various insurance departments.

    The sources of net investment income for the three years ended December 31, 1998, are detailed below:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Fixed income securities.............................................  $  20,711,000  $  20,937,000  $  19,140,000
Short-term investments..............................................      8,079,000      5,680,000      3,906,000
Equity securities...................................................         35,000        572,000      1,106,000
Other...............................................................        607,000        445,000         18,000
                                                                      -------------  -------------  -------------
  Total investment income...........................................     29,432,000     27,634,000     24,170,000
Investment expense..................................................        (97,000)       (47,000)      (577,000)
                                                                      -------------  -------------  -------------
  Net investment income.............................................  $  29,335,000  $  27,587,000  $  23,593,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 1998.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)
    Realized pre-tax gain (loss) on the sale of investments is as follows:

                                                                           GAIN           LOSS            NET
                                                                       -------------  -------------  -------------
For the year ended December 31, 1998:
  Fixed income securities............................................  $   1,132,000  $    (121,000) $   1,011,000
  Marketable equity securities.......................................        245,000       (411,000)      (166,000)
                                                                       -------------  -------------  -------------
    Realized gain (loss).............................................  $   1,377,000  $    (532,000) $     845,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
For the year ended December 31, 1997:
  Fixed income securities............................................  $      68,000  $    (242,000) $    (174,000)
  Marketable equity securities.......................................        113,000       (267,000)      (154,000)
                                                                       -------------  -------------  -------------
    Realized gain (loss).............................................  $     181,000  $    (509,000) $    (328,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------
For the year ended December 31, 1996:
  Fixed income securities............................................  $     543,000  $    (514,000) $      29,000
  Marketable equity securities.......................................      9,002,000       (690,000)     8,312,000
                                                                       -------------  -------------  -------------
    Realized gain (loss).............................................  $   9,545,000  $  (1,204,000) $   8,341,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    Unrealized pre-tax net investment gains (losses) on investments for three years ended December 31, 1998 is as follows:

                                                                           1998           1997           1996
                                                                       -------------  -------------  -------------
  Fixed income securities............................................  $   3,551,000  $   8,869,000  $  (2,451,000)
  Marketable equity securities.......................................        888,000       (201,000)    (6,223,000)
  Strategic operational investments..................................     (1,403,000)    (1,497,000)      --
                                                                       -------------  -------------  -------------
    Net unrealized investment gain (loss)............................  $   3,036,000  $   7,171,000  $  (8,674,000)
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

(4) OPERATIONAL PROPERTY AND EQUIPMENT

    The following table summarizes property and equipment at December 31, 1998 and 1997:

                                                                                                    ESTIMATED
                                                                      1998            1997         USEFUL LIFE
                                                                 --------------  --------------  ----------------
Buildings and improvements.....................................  $   18,995,000  $   13,291,000  30 to 45 years
Furniture, fixtures and equipment..............................      13,752,000      13,334,000  3 to 10 years
Management information systems.................................      20,615,000      13,799,000  3 to 7 years
                                                                 --------------  --------------
    Total property and equipment...............................      53,362,000      40,424,000
Less accumulated depreciation and amortization.................     (20,379,000)    (20,498,000)
                                                                 --------------  --------------
    Property and equipment, net................................  $   32,983,000  $   19,926,000
                                                                 --------------  --------------
                                                                 --------------  --------------

    Depreciation and amortization expense on property and equipment was approximately $4.4 million, $3.5 million and $3.4 million for the years ended December 31, 1998, 1997 and 1996, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE

    Notes payable as of December 31, 1998 and 1997 are shown in the table below. The estimated fair value of the notes payable as of December 31, 1998 and 1997, which is based on current rates offered to the Company for debt with similar terms, approximates the carrying value.

                                                                                         1998           1997
                                                                                    --------------  -------------
Acquisition note..................................................................  $   16,600,000  $    --
Facility..........................................................................     105,000,000     80,750,000
                                                                                    --------------  -------------
    Total notes payable...........................................................  $  121,600,000  $  80,750,000
                                                                                    --------------  -------------
                                                                                    --------------  -------------

    Effective December 30, 1997, the Company executed a $120.0 million revolving credit facility ("Facility") with a group of banks. Borrowing under the Facility may be made by the Company until the expiration of the Facility on December 30, 1999, at which time all principal is due. Outstanding loans under the Facility bear interest at the Company's option of either the prime rate (7.75% at December 31, 1998) or at the current London Interbank Offering Rate ("LIBOR") (5.1% at December 31, 1998) plus 1%. The loan is collateralized in part by the common stock of HC and AIC. The agreement contains restrictive covenants, including minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and the maintenance of required financial ratios.

    The acquisition note is a note payable to the former owner of Sun. The note bears interest at 6.4% and is due January 5, 1999. It was paid subsequent to year end utilizing funds received from a draw on the Facility.

    On March 8, 1999, the Company entered into a Loan Agreement (the "New Facility") with a group of banks. The New Facility includes a $150.0 million Revolving Loan Facility and $100.0 million Short Term Revolving Loan Facility. Borrowing under the New Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000 and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the New Facility bear interest at agreed upon rates. The New Facility is collateralized in part by the pledge of the stock of HC, AIC, and USSIC and by the pledge of stock and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The New Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the New Facility agreement are typical for financing arrangements comparable to the New Facility. The initial funding available under the New Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated.

    At December 31, 1998, several of the Company's subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.0 million available through December 30, 1999. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $50.0 million, the actual amount of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE (CONTINUED)
collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (7.75% at December 31, 1998). At December 31, 1998, letters of credit totaling $19.8 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities of $24.8 million collateralizing the line.

(6) INCOME TAX

    Several of the Company's foreign subsidiaries are not subject to foreign income taxes and no material foreign income tax expense was incurred for the three years ended December 31, 1998. United States Federal income taxes are provided on all foreign earnings. As of December 31, 1998 and 1997, the Company had income taxes receivable of $2.9 million and $3.7 million, respectively, included in other assets in the consolidated balance sheets. For Federal income tax purposes, one subsidiary has approximately $3.2 million of net operating loss carry forwards which will expire in the year 2010. The components of the income tax provision for the three years ended December 31, 1998, are as follows:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Current.............................................................  $  32,498,000  $  19,375,000  $  17,720,000
Deferred:
  Change in net deferred tax at current enacted tax rate............      2,758,000      4,074,000     (7,835,000)
  Change in deferred tax valuation allowance........................        (48,000)      (144,000)      --
                                                                      -------------  -------------  -------------
    Total income tax provision......................................  $  35,208,000  $  23,305,000  $   9,885,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The net deferred tax asset is included in other assets in the consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 1998 and 1997, is as follows:

                                                                                         1998           1997
                                                                                     -------------  -------------
Tax net operating loss carry forward...............................................  $   1,381,000  $   4,806,000
Excess of financial unearned premium over tax......................................      4,408,000      4,944,000
Effect of loss reserve discounting and salvage and subrogation accrual for tax.....      5,187,000      4,398,000
Bad debt and accrued expenses, deducted for financial over tax.....................      3,783,000      3,258,000
                                                                                     -------------  -------------
    Total assets...................................................................     14,759,000     17,406,000
Excess of financial over currently taxable earnings from foreign subsidiaries......       --              821,000
Unrealized gain on increase in value of securities available for sale
  (shareholders' equity)...........................................................      5,522,000      4,455,000
Deferred policy acquisition costs, net of ceding commissions, deductible for tax...      1,074,000      3,136,000
Amortizable goodwill...............................................................      1,011,000        598,000
Property and equipment depreciation and other items................................      3,779,000      1,757,000
                                                                                     -------------  -------------
    Total liabilities..............................................................     11,386,000     10,767,000
                                                                                     -------------  -------------
    Net deferred tax asset.........................................................  $   3,373,000  $   6,639,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
    Changes in the valuation allowance account applicable to the net deferred tax asset for the three years ended December 31, 1998 are as follows:

                                                                                    1998        1997       1996
                                                                                 ----------  ----------  ---------
Balance, beginning of year.....................................................  $   98,000  $   54,000  $  --
Decrease credited to income....................................................     (48,000)   (144,000)    --
Valuation allowance acquired...................................................      --         188,000     54,000
                                                                                 ----------  ----------  ---------
    Balance, end of year.......................................................  $   50,000  $   98,000  $  54,000
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

    The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 1998:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Statutory tax rate..................................................           35.0%          35.0%          35.0%
Federal tax at statutory rate.......................................  $  37,620,000  $  25,572,000  $  16,963,000
Nontaxable municipal bond interest and dividends received
  deduction.........................................................     (5,753,000)    (6,065,000)    (5,792,000)
State income taxes..................................................      3,521,000      2,242,000        102,000
Other, net..........................................................       (180,000)     1,556,000     (1,388,000)
                                                                      -------------  -------------  -------------
    Income tax provision............................................  $  35,208,000  $  23,305,000  $   9,885,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
    Effective tax rate..............................................           32.8%          31.9%          20.4%
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA

    The Company classifies its activities into four operating business segments based upon services provided: 1) property and casualty insurance company operations, 2) underwriting agency operations, 3) intermediary operations, and
4) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in the insurance company, underwriting agency and intermediary segments. The other operations perform various insurance related services for insurance company subsidiaries and unaffiliated insurance companies. Also included in other operations is income from strategic operational investments. Corporate includes general corporate operations, and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of management fees of the underwriting agency segment, commission income of the intermediary segment and service revenue of the other operations charged to the insurance company segment on business retained by the Company's insurance company subsidiaries. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

    The performance of each segment is evaluated by management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of the Company's offices and does not represent the location of insureds or reinsureds from whom the business was generated.

                                              INSURANCE   UNDERWRITING                  OTHER
                                               COMPANY       AGENCY     INTERMEDIARY  OPERATIONS   CORPORATE      TOTAL
                                             -----------  ------------  ------------  ----------  -----------  -----------
For the year ended December 31, 1998:
Revenue:
  Domestic.................................  $157,019,000  $79,908,000   $33,086,000  $20,495,000 $ 1,795,000  $292,303,000
  Foreign..................................   11,203,000    3,438,000       991,000       99,000      --        15,731,000
  Inter-segment............................      478,000    2,298,000     1,876,000    1,365,000       16,000    6,033,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    Total segment revenue..................  $168,700,000  $85,644,000   $35,953,000  $21,959,000 $ 1,811,000  314,067,000
                                             -----------  ------------  ------------  ----------  -----------
                                             -----------  ------------  ------------  ----------  -----------

  Intersegment revenue.....................                                                                     (6,033,000)
                                                                                                               -----------
    CONSOLIDATED TOTAL REVENUE.............                                                                    $308,034,000
                                                                                                               -----------
                                                                                                               -----------
Net earnings:
  Domestic.................................  $32,942,000   $19,367,000   $16,262,000  $4,439,000  $(2,155,000) $70,855,000
  Foreign..................................    1,232,000     (155,000)      745,000     (399,000)     --         1,423,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    TOTAL NET EARNINGS.....................  $34,174,000   $19,212,000   $17,007,000  $4,040,000  $(2,155,000) $72,278,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
                                             -----------  ------------  ------------  ----------  -----------  -----------
Other items:
  Net investment income....................  $23,578,000   $3,949,000    $  362,000   $  545,000  $   901,000  $29,335,000
  Depreciation and amortization............    1,884,000    4,093,000       271,000      429,000      711,000    7,388,000
  Interest expense.........................      (58,000)   1,963,000        91,000           --    4,025,000    6,021,000
  Income tax provision.....................    9,733,000   14,002,000    10,749,000    2,108,000   (1,384,000)  35,208,000
  Capital expenditures.....................   10,405,000    2,685,000       660,000      205,000    1,365,000   15,320,000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                              INSURANCE   UNDERWRITING                  OTHER
                                               COMPANY       AGENCY     INTERMEDIARY  OPERATIONS   CORPORATE      TOTAL
                                             -----------  ------------  ------------  ----------  -----------  -----------
For the year ended December 31, 1997:
Revenue:
  Domestic.................................  $170,943,000  $55,838,000   $18,335,000  $15,343,000 $ 1,188,000  $261,647,000
  Foreign..................................   14,967,000    2,590,000       967,000      146,000      --        18,670,000
  Inter-segment............................      --         3,067,000     1,213,000    1,812,000    1,271,000    7,363,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    Total segment revenue..................  $185,910,000  $61,495,000   $20,515,000  $17,301,000 $ 2,459,000  287,680,000
                                             -----------  ------------  ------------  ----------  -----------
                                             -----------  ------------  ------------  ----------  -----------

  Intersegment revenue.....................                                                                     (7,363,000)
                                                                                                               -----------
    CONSOLIDATED TOTAL REVENUE.............                                                                    $280,317,000
                                                                                                               -----------
                                                                                                               -----------

For the year ended December 31, 1997:
Net earnings:
  Domestic.................................  $34,274,000   $13,186,000   $6,104,000   $1,755,000  $(12,299,000) $43,020,000
  Foreign..................................    6,333,000       90,000       987,000     (671,000)     --         6,739,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    TOTAL NET EARNINGS.....................  $40,607,000   $13,276,000   $7,091,000   $1,084,000  $(12,299,000) $49,759,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
                                             -----------  ------------  ------------  ----------  -----------  -----------
Other items:
  Net investment income....................  $23,379,000   $2,620,000    $  322,000   $  128,000  $ 1,138,000  $27,587,000
  Depreciation and amortization............    1,453,000    2,490,000       173,000      492,000      581,000    5,189,000
  Interest expense.........................        3,000       33,000        --           --        5,968,000    6,004,000
  Income tax provision.....................   13,172,000    9,818,000     4,128,000      436,000   (4,249,000)  23,305,000
  Capital expenditures.....................    2,838,000    3,416,000        76,000      168,000      296,000    6,794,000

    The corporate net loss in 1997 included an after tax charge of $7.2 million with respect to merger expenses.

For the year ended December 31, 1996:
Revenue:
  Domestic.................................  $177,739,000  $35,467,000   $12,532,000  $17,820,000 $ 2,776,000  $246,334,000
  Foreign..................................   20,730,000    2,224,000     1,219,000      279,000      --        24,452,000
  Inter-segment............................      --         4,139,000       646,000    1,689,000    1,363,000    7,837,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    Total segment revenue..................  $198,469,000  $41,830,000   $14,397,000  $19,788,000 $ 4,139,000  278,623,000
                                             -----------  ------------  ------------  ----------  -----------
                                             -----------  ------------  ------------  ----------  -----------

  Intersegment revenue.....................                                                                     (7,837,000)
                                                                                                               -----------
    CONSOLIDATED TOTAL REVENUE.............                                                                    $270,786,000
                                                                                                               -----------
                                                                                                               -----------
Net earnings:
  Domestic.................................  $33,427,000   $(2,965,000)  $3,166,000   $4,455,000  $(4,694,000) $33,389,000
  Foreign..................................    6,151,000   (1,551,000)      874,000     (281,000)     --         5,193,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
    TOTAL NET EARNINGS.....................  $39,578,000   $(4,516,000)  $4,040,000   $4,174,000  $(4,694,000) $38,582,000
                                             -----------  ------------  ------------  ----------  -----------  -----------
                                             -----------  ------------  ------------  ----------  -----------  -----------
Other items:
  Net investment income....................  $20,146,000   $1,798,000    $  179,000   $   91,000  $ 1,379,000  $23,593,000
  Depreciation and amortization............    1,583,000    1,356,000        39,000      418,000      649,000    4,045,000
  Interest expense.........................      (25,000)      47,000         1,000        1,000    4,969,000    4,993,000
  Income tax provision.....................   14,936,000   (6,710,000)    2,572,000      597,000   (1,510,000)   9,885,000
  Capital expenditures.....................      617,000    1,786,000        62,000      253,000      215,000    2,933,000

    Non-recurring compensation expense of $14.4 million (after tax) of a company prior to its acquisition in a pooling-of-interests transaction caused a net loss for the underwriting agency segment during 1996.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
The corporate net loss in 1996 also included an after-tax charge of $2.1 million with respect to other merger expenses.

    Assets by business segment and geographic location are shown in the following table:

                                 INSURANCE    UNDERWRITING                  OTHER
                                  COMPANY        AGENCY     INTERMEDIARY  OPERATIONS  CORPORATE       TOTAL
                               -------------  ------------  ------------  ----------  ----------  -------------
December 31, 1998:
  Domestic...................  $1,074,738,000 4$31,619,000   $52,940,000  $30,519,000 $25,823,000 $1,615,639,000
  Foreign....................     60,702,000   27,084,000     5,644,000       --          --         93,430,000
                               -------------  ------------  ------------  ----------  ----------  -------------
    TOTAL ASSETS.............  $1,135,440,000 4$58,703,000   $58,584,000  $30,519,000 $25,823,000 $1,709,069,000
                               -------------  ------------  ------------  ----------  ----------  -------------
                               -------------  ------------  ------------  ----------  ----------  -------------

December 31, 1997:
  Domestic...................  $ 777,666,000  2$65,619,000   $4,688,000   $22,107,000 $30,316,000 $1,100,396,000
  Foreign....................     66,572,000   25,680,000     5,374,000      110,000      --         97,736,000
                               -------------  ------------  ------------  ----------  ----------  -------------
    TOTAL ASSETS.............  $ 844,238,000  2$91,299,000   $10,062,000  $22,217,000 $30,316,000 $1,198,132,000
                               -------------  ------------  ------------  ----------  ----------  -------------
                               -------------  ------------  ------------  ----------  ----------  -------------

    During the years ended December 31, 1998, 1997 and 1996, one broker in London, England, produced gross written premium ("GWP") to the Company of approximately $46.1 million, $42.8 million and $25.7 million, respectively. This represents 10%, 12% and 7% of the Company's total GWP for those years.

    The Company has insureds and/or reinsureds in approximately 100 countries world-wide. The following table shows the geographical distribution of GWP written by the domestic insurance company subsidiaries based on location of the insureds and reinsureds for the three years ended December 31, 1998:

                                                     1998                       1997                       1996
                                           -------------------------  -------------------------  -------------------------
                                                GWP            %           GWP            %           GWP            %
                                           --------------  ---------  --------------  ---------  --------------  ---------
United States............................  $  371,720,000         77% $  224,833,000         68% $  194,546,000         62%
Asia.....................................      29,568,000          6      13,869,000          4       7,235,000          2
Europe...................................      29,553,000          6      24,581,000          7      39,135,000         13
Central America..........................      18,770,000          4      15,109,000          5      19,253,000          6
South America............................      16,406,000          4      24,492,000          7      26,033,000          8
Other....................................      14,872,000          3      28,447,000          9      29,290,000          9
                                           --------------  ---------  --------------  ---------  --------------  ---------
    Total GWP............................  $  480,889,000        100% $  331,331,000        100% $  315,492,000        100%
                                           --------------  ---------  --------------  ---------  --------------  ---------
                                           --------------  ---------  --------------  ---------  --------------  ---------

(8) REINSURANCE

    In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy local licensing or other

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
requirements. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                                  LOSS AND LOSS
                                                                     WRITTEN          EARNED        ADJUSTMENT
                                                                     PREMIUM         PREMIUM         EXPENSE
                                                                  --------------  --------------  --------------

For the year ended December 31, 1998:
  Direct business...............................................  $  228,629,000  $  192,536,000  $  202,858,000
  Reinsurance assumed...........................................     269,647,000     260,539,000     292,063,000
  Reinsurance ceded.............................................    (376,393,000)   (309,975,000)   (403,619,000)
                                                                  --------------  --------------  --------------
    Net amounts.................................................  $  121,883,000  $  143,100,000  $   91,302,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

For the year ended December 31, 1997:
  Direct business...............................................  $  177,728,000  $  174,533,000  $  126,861,000
  Reinsurance assumed...........................................     168,671,000     180,339,000     165,831,000
  Reinsurance ceded.............................................    (203,546,000)   (192,301,000)   (196,178,000)
                                                                  --------------  --------------  --------------
    Net amounts.................................................  $  142,853,000  $  162,571,000  $   96,514,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

For the year ended December 31, 1996:
  Direct business...............................................  $  178,969,000  $  186,417,000  $  122,940,000
  Reinsurance assumed...........................................     158,309,000     146,606,000     105,085,000
  Reinsurance ceded.............................................    (154,244,000)   (162,955,000)   (113,561,000)
                                                                  --------------  --------------  --------------
    Net amounts.................................................  $  183,034,000  $  170,068,000  $  114,464,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

    Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $59.1 million, $45.5 million and $39.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    The table below represents the composition of reinsurance recoverables in the accompanying consolidated balance sheets:

                                                                    1998            1997
                                                               --------------  --------------
Reinsurance recoverable on paid losses.......................  $   33,572,000  $   24,126,000
Reinsurance recoverable on outstanding losses................     279,086,000     140,516,000
Reinsurance recoverable on IBNR..............................      62,513,000      14,858,000
Reserve for uncollectible reinsurance........................      (2,499,000)     (2,535,000)
                                                               --------------  --------------
    Total reinsurance recoverables...........................  $  372,672,000  $  176,965,000
                                                               --------------  --------------
                                                               --------------  --------------

    The insurance company subsidiaries require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At December 31, 1998, the Company held letters of credit and cash deposits in the amounts of $166.5 million and $8.1 million, respectively, to collateralize a portion of the total amount recoverable and had other payable balances due to its reinsurers of $227.6 million as potential offsets against reinsurance

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
recoverables.. The Company has established a reserve of $2.5 million as of December 31, 1998, to absorb the effects of any recoverable problem.

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

                                                                                                     LETTERS OF
                                                                                  REINSURANCE         CREDIT,
                                                                                RECOVERABLES AND   CASH DEPOSITS
                                                                                 CEDED UNEARNED      AND OTHER
REINSURER                                                       LOCATION            PREMIUM           PAYABLES
---------------------------------------------------------  -------------------  ----------------  ----------------
December 31, 1998:
  Underwriters at Lloyd's................................  United Kingdom        $   93,280,000    $   37,040,000
  Underwriters Indemnity Company*........................  Texas                     51,576,000        11,039,000
  New Cap Reinsurance Corp. Ltd..........................  Australia                 49,924,000        40,764,000
  Reinsurance Australia Corporation, Ltd.................  Australia                 41,606,000        44,411,000
  SCOR Reinsurance Company...............................  New York                  38,703,000        11,402,000
  AXA Reinsurance Company................................  Delaware                  28,667,000        10,513,000
  GIO Insurance Limited..................................  Australia                 24,011,000        25,158,000
  Monegasque De Reassurances.............................  Monaco                    13,454,000        12,936,000
  Overseas Partners Limited..............................  Bermuda                   12,718,000        10,919,000
  TIG Reinsurance Company................................  Connecticut               12,591,000         2,534,000
  St. Paul Fire and Marine Insurance Co..................  Minnesota                 12,278,000         4,349,000

December 31, 1997:
  Underwriters at Lloyd's................................  United Kingdom        $   31,687,000    $   17,778,000
  Underwriters Indemnity Company.........................  Texas                     28,925,000         6,825,000
  Reinsurance Australia Corporation, Ltd.................  Australia                 28,921,000        31,965,000
  SCOR Reinsurance Company...............................  New York                  23,625,000        10,707,000
  AXA Reinsurance Company................................  Delaware                  21,004,000         7,790,000
  GIO Insurance Limited..................................  Australia                 18,610,000        20,551,000
  New Cap Reinsurance Corporation, Ltd...................  Australia                 18,496,000        16,295,000
  Reliance Insurance Company.............................  Pennsylvania              10,991,000         1,553,000

* Underwriters Indemnity Company was acquired by RLI Corporation, an insurance holding company, in January, 1999.

    Approximately $2.1 million in recoverables is due from reinsurers that are either under regulatory supervision or insolvent. The Company holds letters of credit and cash deposits totaling $1.9 million to collateralize these balances plus other credits of $1.1 million available for potential offset. The Company is involved in a dispute with one reinsurer over coverage and other issues. The Company believes the reinsurer's position is without merit and all amounts due from the reinsurer will be recovered. The total amount in dispute is approximately $2.3 million.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9)  COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is a party to numerous lawsuits arising in the normal course of business. Many of the pending lawsuits involve claims under policies underwritten or reinsured by the Company. Management believes that any liability for such claims has been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits will not have a material adverse effect on its financial condition, results of operations or cash flows.

FOREIGN CURRENCY FORWARD CONTRACTS

    The Company had no open foreign currency forward contracts as of December 31, 1998 or 1997. The Company may, from time to time, limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

LEASES

    The Company leases administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through November, 2005. The agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The Company has recognized rent expense on a straight-line basis over the terms of these leases. In addition, the Company leases computer equipment and automobiles under operating leases expiring at various dates through the year 2002. Rent expense under these leases amounted to $4.3 million, $3.7 million and $2.5 million for the years ended December 31, 1998, 1997 and 1996, respectively.

    At December 31, 1998, future minimum annual rental payments required under the long-term non-cancelable operating leases, excluding certain expenses payable by the Company, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                                                                      AMOUNT DUE
---------------------------------------------------------------------------------------------------  -------------
          1999.....................................................................................  $   4,716,000
          2000.....................................................................................      4,459,000
          2001.....................................................................................      3,952,000
          2002.....................................................................................      2,694,000
          2003.....................................................................................      2,549,000
       Thereafter..................................................................................      1,321,000
                                                                                                     -------------
Total future minimum annual rental payments due....................................................  $  19,691,000
                                                                                                     -------------
                                                                                                     -------------

CATASTROPHE EXPOSURE

    The Company writes business in areas exposed to catastrophic losses and has significant exposures to this type of loss in California, the Atlantic Coast of United States, certain United States Gulf Coast states, particularly Florida and Texas, the Caribbean and Mexico. The Company assesses its overall exposures to a single catastrophic event and applies procedures that it believes are more conservative than are typically used by the industry to ascertain the Company's probable maximum loss ("PML") from any single event.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
The Company maintains reinsurance protection which it believes is sufficient to cover any foreseeable event.

(10)  RELATED PARTY TRANSACTIONS

    Certain of the Company's directors are officers, directors or owners of business entities with which the Company transacts business. The Company also owns a 21% interest in one of the entities. Balances with these business entities and other related parties included in the accompanying consolidated balance sheets are as follows:

                                                                                         1998           1997
                                                                                     -------------  -------------
Other investments..................................................................  $   1,072,000  $    --
Reinsurance recoverables...........................................................     42,974,000     21,191,000
Premiums, claims and other receivables.............................................      4,986,000      2,677,000
Ceded unearned premium.............................................................      8,601,000      7,734,000
Strategic operational investments, included in other assets........................     11,453,000      2,892,000
Loss and loss adjustment expense payable...........................................      3,863,000        661,000
Reinsurance balances payable.......................................................      6,337,000      5,564,000
Premium payable....................................................................        560,000      1,754,000
Notes payable......................................................................     16,600,000       --
Accounts payable and accrued liabilities...........................................        159,000        325,000

    Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Gross earned premium................................................  $   1,716,000  $     672,000  $     871,000
Ceded earned premium................................................     14,543,000     16,041,000     12,050,000
Commission income...................................................      1,544,000      1,267,000      1,249,000
Investment income...................................................         64,000        397,000       --
Other operating income..............................................        968,000          8,000       --
Gross loss and loss adjustment expense..............................      3,282,000        671,000        661,000
Ceded loss and loss adjustment expense..............................     37,107,000     17,868,000      5,852,000
Other operating expense.............................................        840,000        807,000      1,011,000
Interest expense....................................................        177,000         14,000       --

    Substantially all of the insurance related amounts shown on the above tables are due to balances and transactions with Underwriters Indemnity Company. Its parent was majority owned by a Director and was 21% owned by the Company. Its parent was sold to an unrelated party (RLI Insurance Company) in January, 1999.

    During 1997, the Company committed to invest $5.0 million in an investment partnership managed by a related party. At December 31, 1998, $1.1 million had been invested under this commitment. In 1998, HC bought an office building to be occupied by the Company from a partnership in which an officer and director was a partner. The purchase price of $6.0 million was based upon independent appraisal.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(11)  EMPLOYEE BENEFIT PLANS

    The Company had various defined contribution retirement plans under Section 401(k) of the Internal Revenue Code which covered substantially all of the domestic employees who met specified service requirements. All of these plans were combined into one plan during 1998. The Company's contributions to these plans were based on varying percentages of the employees' contributions, up to varying maximum levels. The Company's contributions to the new combined plan are discretionary and are determined by management as of the beginning of each calendar year. The Company contributed $1.7 million, $858,000 and $997,000 to the plans for the years ended December 31, 1998, 1997 and 1996, respectively, which is included in compensation expense in the accompanying consolidated statements of earnings.

    A company acquired in a pooling-of-interests transaction in 1997 had a non-contributory defined benefit retirement plan covering substantially all of its employees who met specified age and service requirements. This plan was terminated in 1997, upon acquisition, at which time the participants' accounts became fully vested. In accordance with applicable regulations, the plan's assets were distributed to participants during 1998 and January 1999. Total pension expense (credit) under the plan amounted to $(604,000), $0, and ($590,000), for the years ended December 31, 1998, 1997 and 1996, respectively. A curtailment gain of $1.0 million was recognized in the 1996 pension credit as a result of the acquired company's decision to eliminate certain future service time credits.

(12)  SHAREHOLDERS' EQUITY

    Under the Texas Insurance Code, HC and USSIC must each maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million, and can only pay dividends out of statutory surplus funds. In addition, they are limited in the amount of dividends which they may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net income for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior calendar year end. During 1999, HC and USSIC's ordinary dividend capacities will be approximately $38.2 million and $7.9 million, respectively.

    AIC is limited by the state of Maryland in the amount of dividends which it may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net income (under certain conditions) for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. During 1999, AIC's ordinary dividend capacity will be approximately $10.5 million.

    As of December 31, 1998, all of the domestic insurance company subsidiaries total adjusted capital greatly exceeded the NAIC authorized control level risk-based capital.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(12)  SHAREHOLDERS' EQUITY (CONTINUED)
    The components of accumulated other comprehensive income are as follows:

                                                                  UNREALIZED   ACCUMULATED
                                                      FOREIGN     INVESTMENT      OTHER
                                                     CURRENCY        GAIN     COMPREHENSIVE
                                                    TRANSLATION     (LOSS)    INCOME (LOSS)
                                                   -------------  ----------  --------------
Balance December 31, 1995........................   $  (186,000)  $9,296,000   $  9,110,000
Net change for year..............................        95,000   (5,673,000)    (5,578,000)
                                                   -------------  ----------  --------------
Balance December 31, 1996........................       (91,000)   3,623,000      3,532,000
Net change for year..............................      (215,000)   4,683,000      4,468,000
                                                   -------------  ----------  --------------
Balance December 31, 1997........................      (306,000)   8,306,000      8,000,000
Net change for year..............................      (344,000)   2,049,000      1,705,000
                                                   -------------  ----------  --------------
Balance December 31, 1998........................   $  (650,000)  $10,355,000  $  9,705,000
                                                   -------------  ----------  --------------
                                                   -------------  ----------  --------------

(13)  STOCK OPTIONS

    The Company has five option plans, the 1994 Non-employee Director Stock Option Plan, the 1996 Non-employee Director Stock Option Plan, the 1992 Incentive Stock Option Plan, the 1995 Flexible Incentive Plan, and the 1997 Flexible Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of Common Stock of the Company. As of December 31, 1998, 7,529,103 shares of Common Stock were reserved for the exercise of options, of which 5,459,766 shares were reserved for options previously granted and 2,069,337 shares were reserved for future issuances of options.

    Options vest over a zero to five year period and expire six to ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying consolidated financial statements. During 1996, such compensation expense amounted to $494,000. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $65.4 million, or $1.34 per share for the year ended December 31, 1998; $43.8 million, or $0.91 per share, for the year ended December 31, 1997; and $37.6 million, or $0.82 per share, for the year ended December 31, 1996. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following weighted average assumptions:a) risk free interest rate of 5.3% for 1998, 6.2% for 1997 and 5.6% for 1996, b) expected volatility factor of .3, c) dividend yield of .91% for 1998, .56% for 1997 and .3% for 1996, and d) expected option life of five years for 1998 and 1997 and six years for 1996.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(13)  STOCK OPTIONS (CONTINUED)
    Stock option activity is shown below.

                                                 1998                                  1997                           1996
                                 ------------------------------------  ------------------------------------  -----------------------
                                               AVERAGE                               AVERAGE                               AVERAGE
                                 NUMBER OF    EXERCISE      AVERAGE    NUMBER OF    EXERCISE      AVERAGE    NUMBER OF    EXERCISE
                                   SHARES       PRICE     FAIR VALUE     SHARES       PRICE     FAIR VALUE     SHARES       PRICE
                                 ----------  -----------  -----------  ----------  -----------  -----------  ----------  -----------
Outstanding, beginning of
  year.........................   3,508,226   $   16.22                 3,124,793   $   13.03                 2,935,863   $   11.71
Granted at market value........   2,779,500       17.01    $    5.23    1,301,500       22.88    $    7.98      292,500       23.63
Granted below market value.....      --          --           --           --          --           --           60,000       13.01
Cancelled......................    (192,462)      21.48                  (123,700)      24.37                   (12,250)      11.51
Exercised......................    (635,498)      14.05                  (530,542)      12.80                  (120,420)       4.52
Pooled company option activity
  prior to combination:
Granted at market value........      --          --           --           --          --           --           45,600       15.25
Cancelled......................      --          --                        (1,375)      15.84                   (61,850)      20.02
Exercised......................      --          --                      (262,450)      16.00                   (14,650)       8.54
                                 ----------  -----------               ----------  -----------               ----------  -----------
Outstanding, end of year.......   5,459,766   $   16.73                 3,508,226   $   16.22                 3,124,793   $   13.03
                                 ----------  -----------               ----------  -----------               ----------  -----------
                                 ----------  -----------               ----------  -----------               ----------  -----------
Exercisable, end of year.......   2,792,707   $   15.92                 1,230,145   $   11.60                 1,491,792   $   12.72
                                 ----------  -----------               ----------  -----------               ----------  -----------
                                 ----------  -----------               ----------  -----------               ----------  -----------

                                  AVERAGE
                                   FAIR
                                   VALUE
                                 ---------
Outstanding, beginning of
  year.........................
Granted at market value........  $    9.87
Granted below market value.....      11.51
Cancelled......................
Exercised......................
Pooled company option activity
  prior to combination:
Granted at market value........       4.69
Cancelled......................
Exercised......................
Outstanding, end of year.......
Exercisable, end of year.......

    Options outstanding at December 31, 1998, are shown on the following schedule:

                                                                      OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                                                            ----------------------------------------
                                                                            AVERAGE                   -----------------------
                                                                           REMAINING       AVERAGE                  AVERAGE
                                                            NUMBER OF     CONTRACTUAL     EXERCISE    NUMBER OF    EXERCISE
RANGE OF EXERCISE PRICES                                      SHARES         LIFE           PRICE       SHARES       PRICE
----------------------------------------------------------  ----------  ---------------  -----------  ----------  -----------
Under $16.50..............................................   1,498,691      5.30 years    $    9.73    1,197,163   $    9.48
$16.50....................................................   1,564,500            5.05        16.50      240,000       16.50
$16.51-$22.25.............................................   1,025,525            6.51        18.71      409,025       18.24
Over $22.25...............................................   1,371,050            7.85        23.17      946,519       22.90
                                                            ----------  ---------------  -----------  ----------  -----------
Total options.............................................   5,459,766      6.09 years    $   16.73    2,792,707   $   15.92
                                                            ----------  ---------------  -----------  ----------  -----------
                                                            ----------  ---------------  -----------  ----------  -----------

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(14)  EARNINGS PER SHARE

    The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 1998:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Net earnings........................................................  $  72,278,000  $  49,759,000  $  38,582,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Reconciliation of number of shares outstanding:
Shares of Common Stock outstanding at year end......................     48,252,000     47,759,000     45,715,000
Changes in Common Stock due to issuance.............................       (332,000)      (764,000)      (920,000)
                                                                      -------------  -------------  -------------
  Weighted average Common Stock outstanding.........................     47,920,000     46,995,000     44,795,000
Additional dilutive effect of outstanding options (as determined by
  the application of the treasury stock method).....................      1,016,000      1,214,000      1,248,000
                                                                      -------------  -------------  -------------
  Weighted average Common Stock and potential common stock
    outstanding.....................................................     48,936,000     48,209,000     46,043,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    As of December 31, 1998, there were approximately 1.7 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 378,000 shares of the Company's Common Stock to be issued in connection with an acquisition accounted for under the purchase method of accounting, if certain conditions are met as of December 31, 1999 or in subsequent years. These shares were not included in the diluted earnings per share computation, because the conditions for issuance have not yet been met.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(15) STATUTORY TO GAAP RECONCILIATIONS

    Reconciliations of statutory policyholders' surplus as of December 31, 1998 and 1997, and net income for the three years ended December 31, 1998, of the Company's insurance company subsidiaries included in those companies' respective filings with regulatory authorities to the amounts shown in the accompanying consolidated financial statements on the basis of GAAP are as follows:

                                                                                        1998            1997
                                                                                   --------------  --------------
Statutory policyholders' surplus.................................................  $  369,401,000  $  331,922,000
Difference in carrying value of fixed income securities..........................      16,599,000      11,970,000
Difference in unearned premium...................................................       1,460,000       1,653,000
Assets non-admitted for statutory reporting......................................       6,408,000       4,390,000
Deferred policy acquisition costs net of deferred ceding commissions capitalized
  for GAAP.......................................................................      (3,294,000)      2,713,000
Deferred income taxes recorded for GAAP..........................................       3,769,000       3,899,000
Statutory provisions for reinsurance, net of GAAP reserve for uncollectible
  reinsurance....................................................................      17,657,000       5,838,000
Excess of statutory reserves over statement reserves.............................         954,000        --
Other............................................................................         541,000        --
                                                                                   --------------  --------------
  Shareholder's equity of insurance company subsidiaries on basis of GAAP........     413,495,000     362,385,000
Equity attributable to non-insurance company parent and subsidiaries, net of
  elimination entries in consolidation...........................................      26,368,000       3,216,000
                                                                                   --------------  --------------
  Total shareholders' equity per accompanying consolidated financial statements...................................................................  $  439,863,000  $  365,601,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Statutory net income................................................  $  53,162,000  $  56,626,000  $  45,079,000
Difference in unearned premium......................................       (193,000)       285,000     (4,175,000)
Deferred income tax benefit not recorded for statutory purposes.....      1,136,000        380,000        552,000
Change in deferred policy acquisition costs and deferred ceding
  commissions capitalized for GAAP..................................     (6,395,000)    (5,647,000)     3,279,000
Gain on transfer of subsidiary, eliminated for GAAP.................       --           (4,663,000)      --
Other, net..........................................................        556,000        (30,000)       295,000
                                                                      -------------  -------------  -------------
  Net income of insurance company subsidiaries on basis of GAAP.....     48,266,000     46,951,000     45,030,000
Net income (loss) attributable to non-insurance parent and
  subsidiaries......................................................     24,012,000      2,808,000     (6,448,000)
                                                                      -------------  -------------  -------------
  Net earnings per accompanying consolidated financial statements...  $  72,278,000  $  49,759,000  $  38,582,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

    The NAIC adopted Statements of Statutory Accounting Principles ("SSAPs") in March, 1998 as a product of its attempt to codify statutory accounting principles. While subject to adoption by the individual states, the NAIC has established an effective date of January 1, 2001 for the SSAPs. Prior to the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(15) STATUTORY TO GAAP RECONCILIATIONS (CONTINUED) codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. Based upon the SSAPs as currently published, the Company does not expect their adoption to have a material effect on the policyholders' surplus of its individual insurance company subsidiaries. The only material effect on statutory net income is that the statutory net income for HC will be decreased or increased by a change in the method of recording equity in earnings or losses of subsidiaries. Currently HC records the equity in earnings or losses of its subsidiaries as a component of statutory net income. When codification becomes effective, the equity in earnings or losses of subsidiaries will be recorded as an unrealized gain or loss which is a direct increase or decrease to policyholders' surplus. Income will not be recognized until such time (if any) that dividends are received from the subsidiaries and recorded in statutory net income.

(16) SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the three years ended December 31, 1998, is summarized below:

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Interest paid.......................................................  $   5,409,000  $   6,712,000  $   5,027,000
Income tax paid.....................................................     30,662,000     24,132,000     16,426,000
Dividends declared but not paid at year end.........................      1,930,000      1,386,000        717,000

    The unrealized gain or loss on securities available for sale, deferred taxes related thereto, and the issuance of the Company's Common Stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in shareholders' equity.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(17) LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The following table provides a reconciliation of the liability of loss and loss adjustment expense ("LAE"), for the three years ended December 31, 1998:

                                                                       1998            1997            1996
                                                                  --------------  --------------  --------------
Reserves for loss and LAE at beginning of the year..............  $  275,008,000  $  229,049,000  $  200,756,000
Less reinsurance recoverables...................................     155,374,000     111,766,000     101,497,000
                                                                  --------------  --------------  --------------
    Net reserves at beginning of the year.......................     119,634,000     117,283,000      99,259,000
Net reserves acquired with purchase of subsidiary...............       3,877,000       1,919,000        --
Provision for loss and LAE for claims occurring in the current
  year..........................................................     105,895,000     100,288,000     119,401,000
Decrease in estimated loss and LAE for claims occurring in prior
  years.........................................................     (14,593,000)     (3,774,000)     (4,937,000)
                                                                  --------------  --------------  --------------
  Incurred loss and LAE, net of reinsurance.....................      91,302,000      96,514,000     114,464,000
                                                                  --------------  --------------  --------------
Loss and LAE payments for claims occurring during:
Current year....................................................      47,126,000      48,208,000      54,493,000
Prior years.....................................................      48,775,000      47,874,000      41,947,000
                                                                  --------------  --------------  --------------
  Loss and LAE payments, net of reinsurance.....................      95,901,000      96,082,000      96,440,000
                                                                  --------------  --------------  --------------
Net reserves at end of the year.................................     118,912,000     119,634,000     117,283,000
Plus reinsurance recoverables...................................     341,599,000     155,374,000     111,766,000
                                                                  --------------  --------------  --------------
    Reserves for loss and LAE at end of the year................  $  460,511,000  $  275,008,000  $  229,049,000
                                                                  --------------  --------------  --------------
                                                                  --------------  --------------  --------------

    During 1998, the Company had net loss and LAE redundancy of $14.6 million relating to prior year losses compared to redundancies of $3.8 million in 1997 and $4.9 million in 1996. The redundancies in the net reserves result from the Company's and its advisors' continued review of its loss reserves and the reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company believes it has provided for all material net incurred losses.

    The Company has no material exposure to environmental pollution losses, as HC only began writing business in 1981 and policies issued by HC normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by AIC and USSIC, because of the types of risks incurred, principally general aviation, are not considered to have significant environmental exposures. Therefore, the Company should not experience any material development in reserves from environmental pollution claims.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1998           1998            1998           1998
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 39,129,000    $34,604,000    $ 35,440,000   $  33,927,000
Management fees...................................     20,947,000     18,797,000      18,643,000      16,108,000
Commission income.................................     12,925,000      5,262,000      13,418,000       6,836,000
Net investment income.............................      8,139,000      7,184,000       7,322,000       6,690,000
Other operating income............................      3,723,000      9,726,000       4,511,000       4,308,000
Total revenue.....................................     84,170,000     76,536,000      79,342,000      67,986,000
Loss and loss adjustment expense..................     28,944,000     18,555,000      26,613,000      17,190,000
Merger expense....................................        --               1,000          79,000          27,000
Total expense.....................................     61,805,000     43,182,000      53,042,000      42,519,000
Earnings before income tax provision..............     22,365,000     33,354,000      26,300,000      25,467,000
Income tax provision..............................      6,883,000     11,279,000       8,666,000       8,380,000
                                                    --------------  -------------  --------------  -------------
Net earnings......................................   $ 15,482,000    $22,075,000    $ 17,634,000   $  17,087,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Basic earnings per share data:
Earnings per share................................   $       0.32    $      0.46    $       0.37   $        0.36
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     48,159,000     47,870,000      47,853,000      47,794,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Diluted earnings per share data:
Earnings per share................................   $       0.32    $      0.45    $       0.36   $        0.35
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     48,970,000     48,919,000      49,015,000      48,809,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

    The fourth quarter of 1998 includes a charge of $3.8 million (after tax) for catastrophe losses related to hurricanes Georges and Mitch.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                    FOURTH QUARTER  THIRD QUARTER  SECOND QUARTER  FIRST QUARTER
                                                         1997           1997            1997           1997
                                                    --------------  -------------  --------------  -------------
Net earned premium................................   $ 38,982,000    $31,437,000    $ 47,478,000   $  44,674,000
Management fees...................................     18,371,000     13,142,000       9,919,000       9,607,000
Commission income.................................      6,662,000      4,880,000       5,991,000       6,676,000
Net investment income.............................      7,277,000      7,584,000       6,528,000       6,198,000
Other operating income............................      3,699,000      4,028,000       3,974,000       3,538,000
Total revenue.....................................     74,921,000     61,107,000      73,652,000      70,637,000
Loss and loss adjustment expense..................     25,977,000     14,467,000      29,452,000      26,618,000
Merger expense....................................        487,000        305,000       5,404,000       1,873,000
Total expense.....................................     60,825,000     35,579,000      58,908,000      51,941,000
Earnings before income tax provision..............     14,096,000     25,528,000      14,744,000      18,696,000
Income tax provision..............................      3,474,000      8,408,000       5,760,000       5,663,000
                                                    --------------  -------------  --------------  -------------
Net earnings......................................   $ 10,622,000    $17,120,000    $  8,984,000   $  13,033,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Basic earnings per share data:
Earnings per share................................   $       0.22    $      0.36    $       0.19   $        0.28
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     47,696,000     47,431,000      46,720,000      46,115,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Diluted earnings per share data:
Earnings per share................................   $       0.22    $      0.35    $       0.19   $        0.27
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------
Weighted average shares outstanding...............     48,636,000     48,722,000      47,983,000      47,448,000
                                                    --------------  -------------  --------------  -------------
                                                    --------------  -------------  --------------  -------------

    A charge of $6.5 million (after tax) for reserve strengthening was recorded during the fourth quarter of 1997, predominantly relating to 1995 and 1996 claims incurred prior to the acquisition of AIC in 1997 in a pooling-of-interests transaction.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
HCC Insurance Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 26, 1999, included on page F-1 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(b) of this Form 10-K. Our report states that for the year ended December 31, 1996, our opinion, insofar as it relates to data included for Avemco Corporation for 1996, is based solely on the report of the other auditors. In our opinion, based on our audits and the report of other auditors, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 26, 1999

             INDEPENDENT AUDITORS' CONSENT AND REPORT ON SCHEDULES

The Board of Directors and Shareholder
Avemco Corporation:

The audit referred to in our report dated January 31, 1997 (February 28, 1997, as to note 12 and February 18, 1998, as to note 14) includes the related financial statement schedules for the year ended December 31, 1996, not included separately herein. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audit. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We consent to incorporation by reference in the registration statements (Nos. 333-14479, 333-14471, 333-61673, 333-61687 and 333-68771) on Form S-8 of HCC
Insurance Holdings, Inc. of our report dated January 31, 1997 (February 28, 1997, as to note 12 and February 18, 1998, as to note 14), relating to the consolidated statements of income, stockholders' equity, and cash flows of Avemco Corporation and subsidiaries for the year ended December 31, 1996, and all related schedules, which report appears in the December 31, 1998 annual report on Form 10-K of HCC Insurance Holdings, Inc.

KPMG LLP

Washington, D.C.
March 26, 1999

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1998

                                                                                                     COLUMN D
                                                                                                  --------------
                                                                                                    AMOUNT AT
                                                                                                      WHICH
                            COLUMN A                                 COLUMN B        COLUMN C      SHOWN IN THE
----------------------------------------------------------------  --------------  --------------     BALANCE
                       TYPE OF INVESTMENT                              COST           VALUE           SHEET
----------------------------------------------------------------  --------------  --------------  --------------
Fixed maturities:
  Bonds--United States government and government agencies and
    authorities.................................................  $   19,183,000  $   19,773,000  $   19,773,000
  Bonds--states, municipalities and political subdivisions......     154,281,000     163,798,000     163,798,000
  Bonds--special revenue........................................     200,382,000     208,355,000     208,355,000
  Bonds--Canadian government....................................         259,000         302,000         302,000
  Bonds--corporate..............................................       1,002,000       1,010,000       1,010,000
                                                                  --------------  --------------  --------------
      Total fixed maturities....................................     375,107,000     393,238,000     393,238,000
                                                                  --------------  --------------  --------------
                                                                                  --------------

Equity securities:
  Common stocks--banks, trusts & insurance companies............       1,259,000  $    1,766,000       1,766,000
  Common stocks--industrial.....................................         486,000         481,000         481,000
  Non-redeemable preferred stocks...............................           5,000           5,000           5,000
                                                                  --------------  --------------  --------------
      Total equity securities...................................       1,750,000  $    2,252,000       2,252,000
                                                                  --------------  --------------  --------------
                                                                                  --------------
Short-term investments..........................................     129,084,000                     129,084,000
Other investments...............................................       1,072,000                       1,072,000
                                                                  --------------                  --------------
      Total investments.........................................  $  507,013,000                  $  525,646,000
                                                                  --------------                  --------------
                                                                  --------------                  --------------

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                     ASSETS
Cash.............................................................................  $           --  $      192,000
Short-term investments...........................................................       4,539,000       1,200,000
Investment in subsidiaries.......................................................     441,041,000     404,134,000
Intercompany loan to subsidiaries................................................     103,426,000      41,250,000
Deferred Federal income tax......................................................              --       5,174,000
Other assets.....................................................................      32,419,000         696,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  581,425,000  $  452,646,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable....................................................................  $  105,000,000  $   80,750,000
Note payable to related party....................................................      16,600,000              --
Payable to subsidiaries..........................................................      14,558,000       4,755,000
Deferred Federal income tax......................................................         261,000              --
Accounts payable and accrued liabilities.........................................       5,143,000       1,540,000
                                                                                   --------------  --------------
    Total liabilities............................................................     141,562,000      87,045,000
    Total shareholders' equity...................................................     439,863,000     365,601,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................  $  581,425,000  $  452,646,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1998        1997        1996
                                                        ----------  ----------  ----------
Equity in earnings of subsidiaries....................  $75,228,000 $56,024,000 $41,905,000
Interest income from subsidiaries.....................   2,052,000      --          --
Interest income.......................................     285,000      24,000      41,000
Net realized investment gain..........................     840,000      --          --
                                                        ----------  ----------  ----------
    Total revenue.....................................  78,405,000  56,048,000  41,946,000

Interest expense......................................   6,036,000   1,904,000   1,110,000
Merger related expenses...............................     107,000   3,326,000     907,000
Other operating expense...............................   1,623,000   2,032,000   1,832,000
                                                        ----------  ----------  ----------
Total expense.........................................   7,766,000   7,262,000   3,849,000
                                                        ----------  ----------  ----------

    Earnings before income tax benefit................  70,639,000  48,786,000  38,097,000

Income tax benefit....................................   1,639,000     973,000     485,000
                                                        ----------  ----------  ----------

    NET EARNINGS......................................  $72,278,000 $49,759,000 $38,582,000
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1998        1997        1996
                                                        ----------  ----------  ----------
Net earnings..........................................  $72,278,000 $49,759,000 $38,582,000

Other comprehensive income net of tax:

    Foreign currency translation adjustment due to
      consolidated subsidiaries.......................    (344,000)   (215,000)     95,000

    Investment gains (losses):

        Investment gains during the year, net of
          deferred tax charge of $294,000 in 1998.....     546,000          --          --

        Consolidated subsidiaries' investment gains
          (losses) during the year, net of deferred
          tax charge (benefit) of $1,205,000 in 1998,
          $2,373,000 in 1997 and ($82,000) in 1996....   2,454,000   4,470,000    (251,000)

        Less reclassification adjustment for gains
          included in net earnings, net of deferred
          tax charge of $294,000 in 1998..............    (546,000)         --          --

        Less consolidated subsidiaries'
          reclassification adjustments for (gains)
          losses included in net earnings, net of
          deferred tax (charge) benefit of ($218,000)
          in 1998, $115,000 in 1997 and ($2,919,000)
          in 1996.....................................    (405,000)    213,000  (5,422,000)
                                                        ----------  ----------  ----------

          Other comprehensive income (loss)...........   1,705,000   4,468,000  (5,578,000)
                                                        ----------  ----------  ----------

          COMPREHENSIVE INCOME........................  $73,983,000 $54,227,000 $33,004,000
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
Cash flows from operating activities:
  Net earnings...................................................  $   72,278,000  $   49,759,000  $   38,582,000
  Adjustment to reconcile net earnings to net cash provided
    (used) by operating activities:
  Undistributed net income of subsidiaries.......................     (75,228,000)    (56,024,000)    (41,905,000)
  Change in deferred Federal income tax, net of tax effect of
    unrealized gain or loss......................................       3,934,000         197,000      (5,423,000)
  Depreciation...................................................          29,000          30,000          29,000
  Change in intercompany loan to subsidiaries....................      (2,052,000)             --              --
  Change in payable to subsidiary and other......................      (3,932,000)       (533,000)      8,971,000
  Net realized investment gain...................................        (840,000)             --              --
                                                                   --------------  --------------  --------------
    Cash provided (used) by operating activities.................      (5,811,000)     (6,571,000)        254,000

Cash flows from investing activities:
  Sales of fixed income securities...............................      16,680,000              --              --
  Cash contributions to subsidiaries.............................         (62,000)    (62,442,000)             --
  Purchase of subsidiaries.......................................     (30,355,000)     (6,483,000)     (1,753,000)
  Change in short-term investments...............................      (3,339,000)      2,790,000      (3,206,000)
  Cost of investment acquired....................................      (2,525,000)             --              --
  Intercompany loan to subsidiaries..............................     (34,530,000)    (41,250,000)             --
  Payments on intercompany loan to subsidiaries..................      15,986,000              --              --
  Cash dividends from subsidiaries...............................      24,450,000      43,526,000       5,180,000
                                                                   --------------  --------------  --------------
    Cash provided (used) by investing activities.................     (13,695,000)    (63,859,000)        221,000

Cash flows from financing activities:
  Proceeds from note payable.....................................      74,200,000      97,500,000              --
  Payments on notes payable......................................     (49,950,000)    (33,000,000)             --
  Sale of Common Stock, net of costs.............................       2,203,000      10,470,000         843,000
  Dividends paid.................................................      (7,139,000)     (4,550,000)     (1,387,000)
                                                                   --------------  --------------  --------------
    Cash provided (used) by financing activities.................      19,314,000      70,420,000        (544,000)
                                                                   --------------  --------------  --------------
    Net decrease in cash.........................................        (192,000)        (10,000)        (69,000)
    Cash at beginning of year....................................         192,000         202,000         271,000
                                                                   --------------  --------------  --------------
    Cash at end of year..........................................  $           --  $      192,000  $      202,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------

                 See Notes to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTE TO CONDENSED FINANCIAL INFORMATION

 (1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

 (2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to the Company for similar debt. As of December 31, 1998, the interest rate on intercompany loans was 6 1/2%.

                                                                      SCHEDULE 3

                            HCC INSURANCE HOLDINGS, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION

                             (DOLLARS IN THOUSANDS)

                    COLUMN A              COLUMN B        COLUMN C      COLUMN D     COLUMN F       COLUMN G        COLUMN H
                  ------------         ---------------  -------------  -----------  -----------  ---------------  -------------
                                                             (1)           (1)                         (2)

                                                      DECEMBER 31,
                                       -------------------------------------------       FOR THE YEARS ENDED DECEMBER 31,
                                                        FUTURE POLICY               -------------------------------------------
                                                          BENEFITS,                                                 BENEFITS,
                                                           LOSSES,                                                   CLAIMS,
                                       DEFERRED POLICY     CLAIMS                                                  LOSSES AND
                                         ACQUISITION      AND LOSS      UNEARNED      PREMIUM    NET INVESTMENT    SETTLEMENT
                    SEGMENTS                COSTS         EXPENSES      PREMIUMS      REVENUE        INCOME         EXPENSES
           --------------------------  ---------------  -------------  -----------  -----------  ---------------  -------------
1998       Insurance Company.........     $  (3,615)      $ 460,511     $ 201,050    $ 143,100      $  23,578       $  91,302
           Underwriting Agency.......                                                                   3,949
           Intermediary..............                                                                     362
           Other Operations                                                                               545
           Corporate.................                                                                     901
                                       ---------------  -------------  -----------  -----------       -------     -------------
           Total.....................     $  (3,615)      $ 460,511     $ 201,050    $ 143,100      $  29,335       $  91,302
                                       ---------------  -------------  -----------  -----------       -------     -------------
                                       ---------------  -------------  -----------  -----------       -------     -------------
1997       Insurance Company.........     $   2,051       $ 275,008     $ 152,094    $ 162,571      $  23,379       $  96,514
           Underwriting Agency.......                                                                   2,620
           Intermediary..............                                                                     322
           Other Operations..........                                                                     128
           Corporate.................                                                                   1,138
                                       ---------------  -------------  -----------  -----------       -------     -------------
           Total.....................     $   2,051       $ 275,008     $ 152,094    $ 162,571      $  27,587       $  96,514
                                       ---------------  -------------  -----------  -----------       -------     -------------
                                       ---------------  -------------  -----------  -----------       -------     -------------
1996       Insurance Company.........     $   7,908       $ 229,049     $ 156,268    $ 170,068      $  20,146       $ 114,464
           Underwriting Agency.......                                                                   1,798
           Intermediary..............                                                                     179
           Other Operations..........                                                                      91
           Corporate.................                                                                   1,379
                                       ---------------  -------------  -----------  -----------       -------     -------------
           Total.....................     $   7,908       $ 229,049     $ 156,268    $ 170,068      $  23,593       $ 114,464
                                       ---------------  -------------  -----------  -----------       -------     -------------
                                       ---------------  -------------  -----------  -----------       -------     -------------

             COLUMN I        COLUMN J       COLUMN K
           -------------  ---------------  -----------
                                (2)

           AMORTIZATION
            OF DEFERRED
              POLICY
            ACQUISITION   OTHER OPERATING   PREMIUMS
               COSTS         EXPENSES        WRITTEN
           -------------  ---------------  -----------
1998         $  10,978       $  17,365      $ 121,883
                                54,184
                                 8,106
                                10,397
                                 2,195
           -------------       -------     -----------
             $  10,978       $  92,247      $ 121,883
           -------------       -------     -----------
           -------------       -------     -----------
1997         $  13,580       $  17,588      $ 142,853
                                45,274
                                 9,294
                                14,401
                                 4,598
           -------------       -------     -----------
             $  13,580       $  91,155      $ 142,853
           -------------       -------     -----------
           -------------       -------     -----------
1996         $   8,218       $  17,186      $ 183,034
                                53,649
                                 7,649
                                11,195
                                 4,965
           -------------       -------     -----------
             $   8,218       $  94,644      $ 183,034
           -------------       -------     -----------
           -------------       -------     -----------

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

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.
                                  REINSURANCE

                                                                                  COLUMN D
                                                                               --------------                     COLUMN F
                                                                  COLUMN C          (1)                        --------------
                  COLUMN A                        COLUMN B     --------------   ASSUMED FROM      COLUMN E       PERCENT OF
---------------------------------------------  --------------  CEDED TO OTHER      OTHER       --------------      AMOUNT
EARNED PREMIUM                                  GROSS AMOUNT     COMPANIES       COMPANIES       NET AMOUNT    ASSUMED TO NET
---------------------------------------------  --------------  --------------  --------------  --------------  --------------
For the year ended December 31, 1998:
Property and liability insurance.............  $  190,030,000  $  233,549,000  $  140,354,000  $   96,835,000         145%
Accident and health insurance................       2,506,000      76,426,000     120,185,000      46,265,000         260%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  192,536,000  $  309,975,000  $  260,539,000  $  143,100,000         182%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------
For the year ended December 31, 1997:
Property and liability insurance.............  $  173,032,000  $  177,371,000  $  140,423,000  $  136,084,000         103%
Accident and health insurance................       1,501,000      14,930,000      39,916,000      26,487,000         151%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  174,533,000  $  192,301,000  $  180,339,000  $  162,571,000         111%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------
For the year ended December 31, 1996:
Property and liability insurance.............  $  185,477,000  $  162,829,000  $  135,552,000  $  158,200,000          86%
Accident and health insurance................         940,000         126,000      11,054,000      11,868,000          93%
                                               --------------  --------------  --------------  --------------
    Total....................................  $  186,417,000  $  162,955,000  $  146,606,000  $  170,068,000          86%
                                               --------------  --------------  --------------  --------------     -------
                                               --------------  --------------  --------------  --------------     -------

------------------------

(1) Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy local licensing or other requirements.