Form 10-Q
period 1999-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 1999-05-17
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 1999
                                               ---------------

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 from         to
                               -------    ----------

Commission file number                                   0-20766
                           ---------------------------------------------------

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

On May 7, 1999, there were 48,423,432 shares of Common Stock, $1 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.

                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       March 31, 1999 and December 31, 1998.......................................................3

                  Condensed Consolidated Statements of Earnings
                       Three Months Ended March 31, 1999 and
                       Three Months Ended March 31, 1998..........................................................4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       Three Months Ended March 31, 1999 and
                       Year Ended December 31, 1998...............................................................5

                  Condensed Consolidated Statements of Cash Flows
                       Three Months Ended March 31, 1999 and
                       Three Months Ended March 31, 1998..........................................................7

                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2. Management's Discussion and Analysis............................................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................22

Part II. OTHER INFORMATION.......................................................................................24


                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                    --------

                                                                                    March 31, 1999         December 31, 1998
                                                                                -----------------------  -----------------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost: 1999 $ 394,127,000; 1998 $375,107,000)                               $      411,556,000       $      393,238,000
   Marketable equity securities, at market
      (cost: 1999 $2,999,000; 1998 $1,750,000)                                             3,084,000                2,252,000
   Short-term investments, at cost, which approximates market                            165,578,000              129,084,000
   Other investments, at cost,  which approximates fair value                              1,328,000                1,072,000
                                                                                -----------------------  -----------------------
      Total investments                                                                  581,546,000              525,646,000

Cash                                                                                       4,772,000               16,018,000
Restricted cash and cash investments                                                      75,323,000               84,276,000
Reinsurance recoverables                                                                 438,597,000              372,672,000
Premium, claims and other receivables                                                    422,223,000              382,630,000
Ceded unearned premium                                                                   149,091,000              149,568,000
Deferred policy acquisition costs                                                         39,519,000               27,227,000
Property and equipment, net                                                               35,075,000               32,983,000
Goodwill                                                                                 162,015,000               88,043,000
Other assets                                                                              16,144,000               30,006,000
                                                                                -----------------------  -----------------------

      TOTAL ASSETS                                                                $    1,924,305,000       $    1,709,069,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

LIABILITIES

Loss and loss adjustment expense payable                                          $      494,842,000       $      460,511,000
Reinsurance balances payable                                                             120,427,000               90,983,000
Unearned premium                                                                         198,341,000              201,050,000
Deferred ceding commissions                                                               43,738,000               30,842,000
Premium and claims payable                                                               369,091,000              337,909,000
Notes payable                                                                            185,209,000              121,600,000
Accounts payable and accrued liabilities                                                  44,259,000               26,311,000
                                                                                -----------------------  -----------------------

      Total liabilities                                                                1,455,907,000            1,269,206,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 1999 48,410,058 shares;
   1998 48,252,478 shares)                                                                48,410,000               48,252,000
Additional paid-in capital                                                               172,821,000              162,102,000
Retained earnings                                                                        238,093,000              219,804,000
Accumulated other comprehensive income                                                     9,074,000                9,705,000
                                                                                -----------------------  -----------------------

      Total shareholders' equity                                                         468,398,000              439,863,000
                                                                                -----------------------  -----------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $    1,924,305,000       $    1,709,069,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

See Notes to Condensed Consolidated Financial Statements.


                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                    --------


                                                                                     For the three months ended March 31,
                                                                                         1999                     1998

                                                                                -----------------------  -----------------------
REVENUE

Net earned premium                                                                $       33,979,000       $       33,927,000
Management fees                                                                           23,435,000               16,108,000
Commission income                                                                         17,755,000                6,836,000
Net investment income                                                                      7,264,000                6,690,000
Net realized investment gain                                                                 170,000                  117,000
Other operating income                                                                     9,384,000                4,308,000
                                                                                -----------------------  -----------------------

      Total revenue                                                                       91,987,000               67,986,000

EXPENSE

Loss and loss adjustment expense                                                          23,764,000               17,190,000

Operating expense:
  Policy acquisition costs, net                                                            1,328,000                2,235,000
  Compensation expense                                                                    18,922,000               13,566,000
  Other operating expense                                                                 13,025,000                7,907,000
                                                                                -----------------------  -----------------------
      Net operating expense                                                               33,275,000               23,708,000

Interest expense                                                                           3,309,000                1,621,000
                                                                                -----------------------  -----------------------

      Total expense                                                                       60,348,000               42,519,000
                                                                                -----------------------  -----------------------

      Earnings before income tax provision                                                31,639,000               25,467,000

Income tax provision                                                                      10,930,000                8,380,000
                                                                                -----------------------  -----------------------

      NET EARNINGS                                                                $       20,709,000       $       17,087,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.42       $             0.36
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

Weighted average shares outstanding                                                       48,764,000               47,794,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.42       $             0.35
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

Weighted average shares outstanding                                                       49,544,000               48,809,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------

Cash dividends declared, per share                                                $             0.05       $             0.04
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the three months ended March 31, 1999 and
                      for the year ended December 31, 1998

                                   (Unaudited)

                                    --------



                                                                               Additional
                                                            Common               Paid-in             Retained
                                                             Stock               Capital             Earnings
                                                      -------------------- -------------------- --------------------
BALANCE AS OF DECEMBER 31, 1997                        $      47,759,000    $     154,633,000    $     155,209,000

Net earnings                                                       --                   --              72,278,000

Other comprehensive income                                         --                   --                   --

206,504 shares of Common Stock issued for
   exercise of options, including tax benefit
   of $925,000                                                   206,000            1,997,000                --

287,025 shares of Common Stock issued for
   acquisitions                                                  287,000            5,472,000                --

Cash dividends declared, $0.16 per share                           --                   --              (7,683,000)
                                                      -------------------- -------------------- --------------------

    BALANCE AS OF DECEMBER 31, 1998                    $      48,252,000    $     162,102,000    $     219,804,000
                                                      -------------------- -------------------- --------------------
                                                      -------------------- -------------------- --------------------



                                                          Accumulated
                                                             Other                  Total
                                                         Comprehensive          Shareholders'
                                                            Income                 Equity
                                                      --------------------  -------------------
BALANCE AS OF DECEMBER 31, 1997                        $       8,000,000     $     365,601,000

Net earnings                                                       --               72,278,000

Other comprehensive income                                     1,705,000             1,705,000

206,504 shares of Common Stock issued for
   exercise of options, including tax benefit
   of $925,000                                                     --                2,203,000

287,025 shares of Common Stock issued for
   acquisitions                                                    --                5,759,000

Cash dividends declared, $0.16 per share                           --               (7,683,000)
                                                      --------------------  -------------------

    BALANCE AS OF DECEMBER 31, 1998                   $       9,705,000     $     439,863,000
                                                      --------------------  -------------------
                                                      --------------------  -------------------


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                 For the three months ended March 31, 1999 and
                      for the year ended December 31, 1998

                                   (Unaudited)

                                   (continued)

                                    --------



                                                                               Additional
                                                            Common               Paid-in              Retained
                                                             Stock               Capital              Earnings
                                                      -------------------- --------------------  -------------------
BALANCE AS OF DECEMBER 31, 1998                        $      48,252,000    $     162,102,000     $     219,804,000

Net earnings                                                       --                   --               20,709,000

Other comprehensive income (loss)                                  --                   --                    --

56,250 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $128,000                                                        56,000              550,000                 --

101,330 shares of Common Stock issued for
   acquisition                                                   102,000            1,898,000                 --

414,207 shares of Common Stock contractually
   issuable in the future                                          --               8,271,000                 --

Cash dividends declared, $0.05 per share                           --                   --               (2,420,000)
                                                      -------------------- --------------------  -------------------

    BALANCE AS OF MARCH 31, 1999                       $      48,410,000    $     172,821,000     $     238,093,000
                                                      -------------------- --------------------  -------------------
                                                      -------------------- --------------------  -------------------



                                                         Accumulated
                                                            Other                  Total
                                                        Comprehensive          Shareholders'
                                                            Income                Equity
                                                      -------------------  -------------------
BALANCE AS OF DECEMBER 31, 1998                        $       9,705,000    $     439,863,000

Net earnings                                                       --              20,709,000

Other comprehensive income (loss)                               (631,000)            (631,000)

56,250 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $128,000                                                         --                 606,000

101,330 shares of Common Stock issued for
   acquisition                                                     --               2,000,000

414,207 shares of Common Stock contractually
   issuable in the future                                          --               8,271,000

Cash dividends declared, $0.05 per share                                           (2,420,000)
                                                      -------------------  -------------------

    BALANCE AS OF MARCH 31, 1999                       $       9,074,000    $     468,398,000
                                                      -------------------  -------------------
                                                      -------------------  -------------------


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                    --------


                                                                                     For the three months ended March 31,
                                                                                         1999                        1998
                                                                                -----------------------  -----------------------
Cash flows from operating activities:

  Net earnings                                                                    $        20,709,000      $        17,087,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in reinsurance recoverables                                                  (65,925,000)             (10,802,000)
      Change in premium, claims and other receivables                                      39,769,000              (29,871,000)
      Change in ceded unearned premium                                                        477,000              (21,284,000)
      Change in loss and loss adjustment expense payable                                   34,331,000                2,424,000
      Change in reinsurance balances payable                                               29,444,000               26,235,000
      Change in unearned premium                                                           (2,940,000)              13,740,000
      Change in premium and claims payable, net of restricted cash                        (61,919,000)              22,361,000
      Net realized investment gain                                                           (170,000)                (117,000)
      Gains on sales of strategic investments                                              (5,319,000)                   --
      Depreciation and amortization expense                                                 3,080,000                1,585,000
      Other, net                                                                           15,355,000                6,796,000
                                                                                -----------------------  -----------------------
         Cash provided by operating activities                                              6,892,000               28,154,000

Cash flows from investing activities:

  Maturity or call of fixed income securities                                               2,245,000                3,978,000
  Sales of equity securities                                                                1,520,000                2,347,000
  Sales of strategic investments                                                           14,943,000                    --
  Change in short-term investments                                                         (6,939,000)             (23,878,000)
  Cash paid for companies acquired, net of cash received                                  (57,863,000)             (19,172,000)
  Cost of securities acquired                                                             (24,291,000)              (2,547,000)
  Purchases of property and equipment                                                      (2,829,000)              (4,133,000)
                                                                                -----------------------  -----------------------
      Cash used by investing activities                                                   (73,214,000)             (43,405,000)

Cash flows from financing activities:

  Proceeds from notes payable                                                             202,000,000               21,200,000
  Sale of Common Stock                                                                        606,000                  872,000
  Payments on notes payable                                                              (145,600,000)              (6,950,000)
  Dividends paid                                                                           (1,930,000)              (1,386,000)
                                                                                -----------------------  -----------------------
      Cash provided by financing activities                                                55,076,000               13,736,000
                                                                                -----------------------  -----------------------

      Net change in cash                                                                  (11,246,000)              (1,515,000)

      Cash at beginning of period                                                          16,018,000                7,728,000
                                                                                -----------------------  -----------------------

      CASH AT END OF PERIOD                                                       $         4,772,000      $         6,213,000
                                                                                -----------------------  -----------------------
                                                                                -----------------------  -----------------------


See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include domestic and foreign property and casualty insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty insurance primarily to commercial customers worldwide, underwritten on both a direct and reinsurance basis in the aviation, marine, offshore energy, medical stop-loss, accident and health, workers' compensation and lenders' single interest lines of business.

      BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes thereto. The condensed consolidated balance sheet as of December 31, 1998, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

      INCOME TAX

      For the three months ended March 31, 1999 and 1998, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income, the amortization of goodwill and state income taxes.

      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

      Statement of Position ("SOP") 97-3 issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") is effective in the Company's fiscal quarter ended March 31, 1999. The adoption of the SOP, entitled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" did not have a material effect on financial position or results of operations.

      SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998. The statement is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it may do so more frequently in the future as it expands its foreign operations. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, CONTINUED

      In November, 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" which provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations, shareholders' equity or cash flows.

      RECLASSIFICATIONS

      Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity or cash flows.

(2)   REINSURANCE

      In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure and diversifying their business. A substantial amount of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by those subsidiaries, but issued by other non-affiliated companies in order to satisfy local licensing or other requirements. The majority of the balance of assumed reinsurance was written by underwriting agency subsidiaries of the Company, utilizing unaffiliated insurance companies as the primary writer. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:


                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
       For the three months ended March 31, 1999:

       Direct business                                          $      50,038,000    $      60,270,000    $      46,961,000
       Reinsurance assumed                                             91,605,000           85,347,000           90,512,000
       Reinsurance ceded                                             (111,224,000)        (111,638,000)        (113,709,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      30,419,000    $      33,979,000    $      23,764,000
                                                               -------------------  -------------------- --------------------
                                                               -------------------  -------------------- --------------------





                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
       For the three months ended March 31, 1998:

       Direct business                                          $      38,391,000    $      41,942,000    $      31,666,000
       Reinsurance assumed                                             75,040,000           56,931,000           37,590,000
       Reinsurance ceded                                              (87,614,000)         (64,946,000)         (52,066,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      25,817,000    $      33,927,000    $      17,190,000
                                                               -------------------  -------------------- --------------------
                                                               -------------------  -------------------- --------------------


      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                                                    March 31, 1999        December 31, 1998
                                                                             -----------------------  -----------------------
       Reinsurance recoverable on paid losses                                  $        63,455,000      $        33,572,000
       Reinsurance recoverable on outstanding losses                                   307,782,000              279,086,000
       Reinsurance recoverable on IBNR                                                  70,309,000               62,513,000
       Reserve for uncollectible reinsurance                                            (2,949,000)              (2,499,000)
                                                                             -----------------------  -----------------------

             TOTAL REINSURANCE RECOVERABLES                                    $       438,597,000      $       372,672,000
                                                                             -----------------------  -----------------------
                                                                             -----------------------  -----------------------


      The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company with letters of credit or cash deposits. At March 31, 1999, the Company held letters of credit and cash deposits in the amounts of $172.3 million and $8.1 million, respectively, to collateralize a portion of the total amount recoverable. In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies.

      Approximately $2.1 million in recoverables is due from reinsurers that are either under regulatory supervision or insolvent. The Company holds letters of credit and cash deposits totaling $1.9 million to collateralize these balances plus other credits of $1.1 million available for potential offset. The Company is also involved in a dispute with one reinsurer over coverage and other issues related to an aggregate recoverable of $2.3 million at March 31, 1999. The Company believes all amounts due from the reinsurer will be recovered from the reinsurer or other parties.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

      New Cap Reinsurance Corporation Limited has gone into voluntary liquidation. The Company has not ceded any new or renewal business to New Cap since May, 1998 and believes that all outstanding recoverables, which to a great extent are collateralized by letters of credit or cash, will be settled in the normal course of business.

      The Company has established a reserve of $2.9 million as of March 31, 1999, for potential reinsurance recoverable problems. The adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations. These conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace is experiencing today. Therefore, while management believes that the reserve is adequate, conditions can change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

(3)   ACQUISITIONS

      During the first quarter of 1999, the Company acquired an underwriting agency operation and an intermediary operation in transactions accounted for under the purchase method of accounting. The consideration paid was 101,330 shares of the Company's Common Stock and $57.9 million in cash plus additional consideration of 414,207 shares of the Company's Common Stock and $8.3 million in cash, both to be paid over a four-year period. On a combined basis, the fair value of assets acquired was $110.0 million and the fair value of liabilities assumed was $108.3 million. The purchase price allocation is tentative and may change as the Company is still in the process of obtaining data to complete the allocation with respect to these acquisitions. Additional consideration may also be paid during the next four years, dependent upon earnings levels attained during those years by one of the acquired companies. Goodwill in the aggregate amount of $74.7 million was recorded in connection with these transactions. The goodwill is being amortized over periods of twenty to thirty years.

      The results of operations of the businesses acquired in purchase transactions have been included in the consolidated financial statements beginning on the effective date of each transaction.

      Unaudited proforma information with respect to these acquisitions is not presented as their effect on revenue, net earnings and earnings per share is not material to the quarters ended March 31, 1999 and 1998.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION

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


                                               Insurance   Underwriting                    Other
                                                Company       Agency     Intermediary   Operations     Corporate        Total
                                             -------------------------------------------------------------------------------------
For the three months ended March 31, 1999:

      Revenue:
          Domestic                            $ 37,288,000  $ 23,440,000  $ 10,519,000   $ 9,216,000    $ (33,000)    $ 80,430,000
          Foreign                                3,024,000       872,000     7,661,000             0             0      11,557,000
          Intersegment                                   0       279,000       241,000       344,000             0         864,000
                                             -------------------------------------------------------------------------------------

            Total segment revenue             $ 40,312,000  $ 24,591,000  $ 18,421,000   $ 9,560,000    $ (33,000)      92,851,000
                                             ----------------------------------------------------------------------
                                             ----------------------------------------------------------------------

          Intersegment revenue                                                                                           (864,000)
                                                                                                                   ---------------

             CONSOLIDATED TOTAL REVENUE                                                                               $ 91,987,000
                                                                                                                   ---------------
                                                                                                                   ---------------

      Net earnings:
          Domestic                             $ 6,202,000   $ 4,459,000   $ 4,065,000   $ 4,261,000   $ (394,000)    $ 18,593,000
          Foreign                                   68,000     (110,000)     2,158,000             0             0       2,116,000
                                             -------------------------------------------------------------------------------------

              TOTAL NET EARNINGS               $ 6,270,000   $ 4,349,000   $ 6,223,000   $ 4,261,000   $ (394,000)    $ 20,709,000
                                             -------------------------------------------------------------------------------------
                                             -------------------------------------------------------------------------------------

      Other items:

          Net investment income                $ 5,766,000    $  909,000    $  425,000    $   81,000    $   83,000    $  7,264,000
          Depreciation and amortization            625,000     1,363,000       880,000        63,000       149,000       3,080,000
          Interest expense                           9,000     1,149,000       919,000             0     1,232,000       3,309,000
          Income tax provision                   1,309,000     3,367,000     3,928,000     2,306,000        20,000      10,930,000
          Capital expenditures                     782,000     1,342,000       399,000        31,000       275,000       2,829,000



                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                      --------------------------------------------------------------------------------------------
For the three months ended
     March 31, 1998:

Revenue:

   Domestic                             $ 36,538,000  $ 17,412,000      $ 5,237,000   $  4,213,000     $   173,000    $ 63,573,000
   Foreign                                 3,297,000       623,000          460,000         33,000               0       4,413,000
   Intersegment                                    0       509,000          864,000        315,000               0       1,688,000
                                       -------------------------------------------------------------------------------------------

      Total segment revenue             $ 39,835,000  $ 18,544,000      $ 6,561,000   $  4,561,000     $   173,000      69,674,000
                                       ----------------------------------------------------------------------------
                                       ----------------------------------------------------------------------------

   Intersegment revenue                                                                                                (1,688,000)
                                                                                                                   ---------------

      CONSOLIDATED TOTAL REVENUE                                                                                      $ 67,986,000
                                                                                                                   ---------------
                                                                                                                   ---------------

Net earnings:
   Domestic                             $  9,744,000   $ 4,410,000      $ 2,991,000    $   541,000  $  (1,342,000)    $ 16,344,000
   Foreign                                   750,000      (199,000)         325,000       (133,000)              0         743,000
                                       -------------------------------------------------------------------------------------------

      TOTAL NET EARNINGS                $ 10,494,000   $ 4,211,000      $ 3,316,000    $   408,000  $   (1,342,000)   $ 17,087,000
                                       -------------------------------------------------------------------------------------------
                                       -------------------------------------------------------------------------------------------

Other items:

   Net investment income                $  5,707,000    $  688,000       $   86,000    $    69,000     $   140,000     $ 6,690,000
   Depreciation and amortization             458,000       848,000           40,000        119,000         120,000       1,585,000
   Interest expense                            6,000       330,000                0              0       1,285,000       1,621,000
   Income tax provision                    3,623,000     3,151,000        1,965,000        262,000        (621,000)      8,380,000
   Capital expenditures                    2,575,000     1,138,000                0         15,000         405,000       4,133,000


The increase in assets between December 31, 1998 and March 31, 1999 comes from two principle sources. First, the acquisition of Rattner Mackenzie Limited increased receivables, goodwill and short-term investments. And second, the increased reinsurance activities of the insurance company subsidiaries caused reinsurance recoverables to increase.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5)   EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the year divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the year divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock due to options. Contingent shares to be issued are included in the diluted earnings per share computations only when the underlying conditions for issuance have been met.

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:


                                                                                 For the three months ended March 31,
                                                                                    1999                       1998
                                                                            ----------------------      --------------------
       Net earnings                                                           $    20,709,000             $    17,087,000
                                                                            ----------------------      --------------------
                                                                            ----------------------      --------------------

       Reconciliation of number of shares outstanding:

       Shares of Common Stock outstanding at period end                            48,410,000                  47,851,000
       Changes in Common Stock due to issuance                                        (60,000)                    (57,000)
       Common Stock  contractually
         issuable in the future                                                       414,000                         --
                                                                            ----------------------      --------------------

          Weighted average Common Stock outstanding                                48,764,000                  47,794,000

       Additional dilutive effect of outstanding options
          (as determined by the application of the
           treasury stock method)                                                     780,000                   1,015,000
                                                                            ----------------------      --------------------

          Weighted average Common Stock and potential
           common stock outstanding                                                49,544,000                  48,809,000
                                                                            ----------------------      --------------------
                                                                            ----------------------      --------------------


      As of March 31, 1999, there were approximately 1.8 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 378,000 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 1999, or in subsequent years. These shares were not included in the diluted earnings per share computation, because the conditions for issuance have not yet been met.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


 (6)  SUPPLEMENTAL INFORMATION

      Supplemental information for the three months ended March 31, 1999 and 1998, is summarized below:


                                                                                      1999                     1998
                                                                               --------------------     -------------------
        Interest paid                                                            $     2,997,000          $       743,000
        Income tax paid                                                                1,054,000                  777,000
        Comprehensive income                                                          20,078,000               16,707,000


      Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings are $23.1 million and $13.5 million for the three months ended March 31, 1999 and 1998, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED MARCH 31, 1999 VERSUS THREE MONTHS ENDED MARCH 31, 1998

RESULTS OF OPERATIONS

Total revenue increased to $92.0 million for the first quarter of 1999, an increase of 35% from the same period in 1998. The revenue increase was across all segments and resulted from internal growth as well as the effect of recent acquisitions.

Compensation expense increased $5.4 million or 39% during the first quarter of 1999 from the first quarter of 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions subsequent to the first quarter of 1998. Other operational expenses increased $5.1 million or 65% during the same period for similar reasons.

Interest expense was $3.3 million for the first quarter of 1999 an increase of $1.7 million from $1.6 million for the first quarter of 1998. The increase is a result of increased debt outstanding, principally as a result of fundings for acquisitions.

Income tax expense was $10.9 million in the quarter ended March 31, 1999 compared to $8.4 million in the quarter ended March 31, 1998. The Company's effective tax rate was 35% in the 1999 quarter compared to 33% in the 1998 quarter. As net income from the underwriting agencies and intermediary operations grows and goodwill amortization increases, the Company's effective tax rate will increase due to state income taxes, the non-deductibility of certain goodwill amortization and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate.

Net earnings for the first quarter of 1999 increased to $20.7 million from the corresponding quarter in 1998, a 21% increase. Diluted earnings per share increased 20% to $0.42 per share during the same period. These increases resulted from strong performances by all operations of the Company except the insurance company subsidiaries which were affected by considerably higher loss ratios during 1999 due to continuing competition in most lines of business.

The Company's book value per share was $9.59 as of March 31, 1999, up from $9.12 as of December 31, 1998.

SEGMENTS

INSURANCE COMPANIES

Gross written premium increased 25% to $141.6 million for the first quarter of 1999 from the same period in 1998 as aviation, workers' compensation and accident and health reinsurance premium increased somewhat offset by a reduction in property premium. This increase was as a result of internal growth as the Company's insurance company subsidiaries increase their participation in the business underwritten by the Company's underwriting agency subsidiaries. Net written premium for the first quarter of 1999 increased to $30.4 million from $25.8 million for the same period in 1998 due primiarly to an increase in aviation and medical stop-loss premium. Net earned premium was almost flat at $34.0 million.

Loss and loss adjustment expense increased to $23.8 million for the first quarter 1999 from $17.2 million for the first quarter 1998 and the GAAP net loss ratio increased to 70% from 51% for the same period. These increases reflect decreased premiums and an increased frequency of losses in 1999, particularly in the property line of business, compared to excellent experience in the 1998 quarter. The GAAP gross loss ratio was 94% in the first quarter of 1999 as compared to 70% in the first quarter of 1998. The losses currently being experienced by the Company's reinsurers are not expected to affect the Company's ability to obtain reinsurance. Management believes that the Company has excellent relationships with its core reinsurers, which were built in the past during profitable periods. Additionally, the Company has taken steps to reduce the gross loss ratio, primarily by increasing premium rates in some of its lines of business. The statutory combined ratio was 93.7% in the 1999 quarter compared to 75.9% for the 1998 quarter which remains significantly better than the industry average.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $907,000 or 41% during the first quarter of 1999 from 1998, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

During the quarter ended March 31, 1999, an insurance company subsidiary added $450,000 to its reserve for uncollectible reinsurance in the normal course of business. As of March 31, 1999, the consolidated reserve totals $2.9 million.

Net earnings of the insurance companies decreased $4.2 million to $6.3 million in the 1999 first quarter from $10.5 million in the 1998 quarter, principally as a result of the higher loss ratio due to reduced premium and deteriorating loss experience. The negative effect of unprofitable underwriting results in this segment is substantially mitigated through the extensive use of reinsurance.

UNDERWRITING AGENCIES

Management fees increased 45% to $23.4 million for the first quarter of 1999, compared to the same period in 1998. Premiums underwritten on behalf of affiliated and unaffiliated insurance companies increased to $213.3 million during the same period, an increase of 52%, due to acquisitions and internal growth in existing operations.

Net earnings of the underwriting agencies increased to $4.3 million in the first quarter of 1999 from $4.2 million in 1998. Recent acquisitions have not yet had a significant impact due to licensing and other regulatory requirements which are in process to be completed and some system delays which have been subsequently corrected. Growth in underwriting agency volume is also expected to have a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

Commission income increased to $17.8 million in the first quarter of 1999, an increase of 160% from 1998. The acquisition of Rattner Mackenzie Limited, effective January 1, 1999, accounts for $7.2 million of the increase with the balance from internal growth.

Net earnings of the intermediaries increased to $6.2 million in the the first quarter of 1999, an increase of 88% from the same period in 1998. The earnings increase is attributable to the acquisition of Rattner Mackenzie Limited as well as internal growth.

OTHER OPERATIONS

The increase in revenue of $5.1 million during the first quarter of 1999 is principally from a gain of $4.9 million from the sale of the Company's 21% interest in Underwriters Indemnity Holdings, Inc. ("UIH"), and an increase in service fees somewhat offset by the decrease in revenue related to a strategic investment which was sold during the third quarter of 1998.

Net earnings of other operations increased to $4.3 million in the 1999 quarter from $408,000 in the 1998 quarter which is principally attributable to the gains on sales of strategic investments. Quarter to quarter comparisons will very substantially depending on activity in the purchase or disposition of strategic investments.

ACQUISITIONS

The Company acquired an underwriting agency and a London intermediary operation during the quarter ended March 31, 1999. These acquisitions were accounted for using the purchase method of accounting. The total consideration to be paid is 515,537 shares of the Company's Common Stock, $66.2 million in cash and notes, plus additional consideration based upon future levels of earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company receives substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investment assets. The principal cash outflows are for the payment of claims and loss adjustment expenses ("LAE"), payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends.

The overall increase in activities at the insurance company subsidiaries resulted in increases in gross loss reserves, gross unearned premiums, deferred policy acquisition costs and deferred ceding commissions since December 31, 1998. The Company continues to collect its receivables and recoverables generally in the ordinary course and has not incurred and does not expect to incur any significant liquidity difficulties as a result of the substantial growth in gross amounts due. The Company limits any liquidity exposure it may have by holding funds, letters of credit or other security such that net balances due to it are significantly less than the gross balances shown in the condensed consolidated balance sheet.

The Company's consolidated cash and investment portfolio increased $44.7 million or 8% since December 31, 1998, and totaled $586.3 million as of March 31, 1999, of which $170.4 million was cash and short-term investments. Total assets increased to $1.9 billion as of March 31, 1999, from $1.7 billion as of December 31, 1998.

On March 8, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $150.0 million Revolving Loan Facility and $100.00 million Short Term Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000, and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of the Company's principal insurance company subsidiaries and by the pledge of stock of and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated. As of March 31, 1999, total debt outstanding under the Facility was $178.0 million with $150.0 million due under the $150.0 million Revolving Loan Facility and $28.0 million due under the $100 million Short Term Revolving Loan Facility and the weighted average interest rate was 6.2%.

The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its operating needs for the foreseeable future.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position ("SOP") 97-3 issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") is first effective in the Company's fiscal quarter ended March 31, 1999. The adoption of the SOP entitled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" did not have a material effect on financial position or results of operations.

SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it may do so more frequently in the future as it expands its foreign operations. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

In November, 1998, AcSEC issued SOP 98-7, " Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" which provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or shareholders' equity.

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

From January 1, 1997 through March 31, 1999, the Company expensed $641,000 with respect to Year 2000 compliance and capitalized $6.4 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $1.2 million which includes $940,000 attributable to the planned purchase and implementation of new systems. The cost of this new software is being capitalized. The remaining estimated cost of $220,000 will be expensed as incurred over the next nine months. The Company does not track internal costs with respect to the expenses related to Year 2000 remediation. The level of expense anticipated in connection with the Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide funding. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

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

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved, and if the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial condition and results of operations could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, the failure of its contingency planning, the failure of third parties with whom the Company has an important relationship to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems, the impact of future acquisitions in which Year 2000 issues in the acquired systems have not been remediated or tested and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, and its financial condition, results of operations and cash flows.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro", which became their common legal currency on that date. The participating countries' former national currencies will continue to serve as legal tender and denominations of the Euro between January 1, 1999, and January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. The Company does not expect the introduction of the Euro to have a material effect on the Company's business, software plans, financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. The Company did not hedge this risk in 1998 and there were no open foreign currency forward contracts as of December 31, 1998. Rattner Mackenzie Limited ("RML"), purchased by the Company during January 1999, has a revenue stream in US Dollars but expenses in Great British Pounds. To mitigate the foreign exchange risk, RML enters into foreign currency forward contracts expiring at staggered times through April 2000. As of March 31, 1999, RML had forward contracts to sell 12.5 million US Dollars for Pounds at an average rate of 1 GBP = 1.6174 USD. The foreign exchange forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus the effect of these transactions is to limit the foreign exchange risk of the recurring monthly expenses.

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

                                                PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K:

                (a)      Exhibits:

                         10.352 Share Purchase Agreement dated January 29, 1999, among HCC Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook, Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner, Marshall Rattner, Inc., John Smith and Keith
                                  W. Steed.

                         10.353 Employment Agreement effective as of January 1, 1999 between HCC Insurance Holdings, Inc. and Stephen L. Way.

                         27       EDGAR Financial Data Schedule - March 31,
                                  1999

                (b)      Reports on Form 8-K:

                         On March 15, 1999, the Company filed a report on Form 8-K reporting the execution of a $250.0 million loan agreement with a syndicate of financial institutions.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           HCC Insurance Holdings, Inc.
                              ------------------------------------------------
                                                 (Registrant)

       May 17, 1999                      /s/ Stephen L. Way
    -----------------         ------------------------------------------------
          (Date)                   Stephen L. Way,  Chairman of the Board
                                         and Chief Executive Officer

       May 17, 1999                      /s/ Edward H. Ellis, Jr.
    -----------------         ------------------------------------------------
          (Date)               Edward H. Ellis, Jr., Senior Vice President and
                                          Chief Financial Officer