Form 10-Q
period 1999-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1999-08-16
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                         0-20766
                         -----------------------------------------------------

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

On August 6, 1999, there were 48,713,545 shares of Common Stock, $1 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX


                                                                                               PAGE NO.
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998.........................................3

                  Condensed Consolidated Statements of Earnings
                       Six Months Ended June 30, 1999 and
                       Six Months Ended June 30, 1998..............................................4

                  Condensed Consolidated Statements of Earnings
                       Three Months Ended June 30, 1999 and
                       Three Months Ended June 30, 1998............................................5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       Six Months Ended June 30, 1999 and
                       Year Ended December 31, 1998................................................6

                  Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 1999 and
                       Six Months Ended June 30, 1998..............................................8

                  Notes to Condensed Consolidated Financial Statements.............................9

         Item 2.  Management's Discussion and Analysis............................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk......................28

Part II. OTHER INFORMATION........................................................................29

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    ---------

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                                    --------


                                                                     June 30, 1999        December 31, 1998
                                                                    --------------       ------------------
ASSETS
Investments:
   Fixed income securities, at market
      (cost: 1999 $394,782,000; 1998 $375,107,000)                  $  399,307,000       $      393,238,000
   Marketable equity securities, at market
      (cost: 1999 $2,999,000; 1998 $1,750,000)                           2,935,000                2,252,000
   Short-term investments, at cost, which approximates market          183,022,000              129,084,000
   Other investments, at cost, which approximates fair value             1,220,000                1,072,000
                                                                    --------------       ------------------
      Total investments                                                586,484,000              525,646,000

Cash                                                                    16,834,000               16,018,000
Restricted cash and cash investments                                    82,304,000               84,276,000
Reinsurance recoverables                                               505,708,000              372,672,000
Premium, claims and other receivables                                  407,929,000              382,630,000
Ceded unearned premium                                                 167,711,000              149,568,000
Deferred policy acquisition costs                                       45,373,000               27,227,000
Property and equipment, net                                             37,052,000               32,983,000
Goodwill                                                               161,429,000               88,043,000
Other assets                                                            33,814,000               30,006,000
                                                                    --------------       ------------------

      TOTAL ASSETS                                                  $2,044,638,000       $    1,709,069,000
                                                                    --------------       ------------------
LIABILITIES

Loss and loss adjustment expense payable                            $  610,985,000       $      460,511,000
Reinsurance balances payable                                           112,852,000               90,983,000
Unearned premium                                                       218,426,000              201,050,000
Deferred ceding commissions                                             48,575,000               30,842,000
Premium and claims payable                                             368,835,000              337,909,000
Notes payable                                                          185,557,000              121,600,000
Accounts payable and accrued liabilities                                38,269,000               26,311,000
                                                                    --------------       ------------------

      Total liabilities                                              1,583,499,000            1,269,206,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 1999 48,693,832 shares;
   1998 48,252,478 shares)                                              48,694,000               48,252,000
Additional paid-in capital                                             175,150,000              162,102,000
Retained earnings                                                      235,945,000              219,804,000
Accumulated other comprehensive income                                   1,350,000                9,705,000
                                                                    --------------       ------------------

      Total shareholders' equity                                       461,139,000              439,863,000
                                                                    --------------       ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $2,044,638,000       $    1,709,069,000
                                                                    --------------       ------------------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)
                                    --------


                                                                 For the six months ended June 30,
                                                                    1999                  1998
                                                                -------------        -------------
REVENUE
Net earned premium                                              $  62,084,000        $  69,367,000
Management fees                                                    47,573,000           34,751,000
Commission income                                                  34,008,000           20,254,000
Net investment income                                              14,927,000           14,012,000
Net realized investment gain                                           91,000              125,000
Other operating income                                             15,787,000            8,819,000
                                                                -------------        -------------

      Total revenue                                               174,470,000          147,328,000

EXPENSE

Loss and loss adjustment expense                                   44,813,000           43,803,000

Operating expense:
  Policy acquisition costs, net                                      (654,000)           4,570,000
  Compensation expense                                             37,642,000           26,523,000
  Provision for reinsurance                                        29,500,000                   --
  Other operating expense                                          25,257,000           17,386,000
                                                                -------------        -------------
      Net operating expense                                        91,745,000           48,479,000

Interest expense                                                    5,911,000            3,279,000
                                                                -------------        -------------

      Total expense                                               142,469,000           95,561,000
                                                                -------------        -------------

      Earnings before income tax provision                         32,001,000           51,767,000

Income tax provision                                               11,005,000           17,046,000
                                                                -------------        -------------

      NET EARNINGS                                              $  20,996,000        $  34,721,000
                                                                -------------        -------------

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                              $        0.43        $        0.73
                                                                -------------        -------------

Weighted average shares outstanding                                48,858,000           47,824,000
                                                                -------------        -------------

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                              $        0.42        $        0.71
                                                                -------------        -------------

Weighted average shares outstanding                                49,757,000           48,917,000
                                                                -------------        -------------

Cash dividends declared, per share                              $        0.10        $        0.08
                                                                -------------        -------------

See Notes to Condensed Consolidated Financial Statements

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)
                                    --------

                                                For the three months ended June 30,
                                                      1999               1998
                                                ------------       ---------------
REVENUE

Net earned premium                               $ 28,105,000        $ 35,440,000
Management fees                                    24,138,000          18,643,000
Commission income                                  16,253,000          13,418,000
Net investment income                               7,663,000           7,322,000
Net realized investment gain (loss)                   (79,000)              8,000
Other operating income                              6,403,000           4,511,000
                                                  -----------         -----------
      Total revenue                                82,483,000          79,342,000

EXPENSE

Loss and loss adjustment expense                   21,049,000          26,613,000

Operating expense:
  Policy acquisition costs, net                    (1,982,000)          2,335,000
  Compensation expense                             18,720,000          12,957,000
  Provision for reinsurance                        29,500,000                  --
  Other operating expense                          12,232,000           9,479,000
                                                  -----------         -----------
      Net operating expense                        58,470,000          24,771,000

Interest expense                                    2,602,000           1,658,000
                                                  -----------         -----------
      Total expense                                82,121,000          53,042,000
                                                  -----------         -----------
      Earnings before income tax provision            362,000          26,300,000

Income tax provision                                   75,000           8,666,000
                                                  -----------         -----------
      NET EARNINGS                                $   287,000         $17,634,000
                                                  -----------         -----------
                                                  -----------         -----------
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                $      0.01         $      0.37
                                                  -----------         -----------
                                                  -----------         -----------
Weighted average shares outstanding                48,951,000          47,853,000
                                                  -----------         -----------
                                                  -----------         -----------
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                $      0.01         $      0.36
                                                  -----------         -----------
                                                  -----------         -----------
Weighted average shares outstanding                49,971,000          49,015,000
                                                  -----------         -----------
                                                  -----------         -----------
Cash dividends declared, per share                $      0.05         $      0.04
                                                  -----------         -----------
                                                  -----------         -----------

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------
                  Condensed Consolidated Statements of Changes
                       in Shareholders' Equity For the six
                         months ended June 30, 1999 and
                      for the year ended December 31, 1998

                                   (Unaudited)

                                    --------

                                                                                               Accumulated
                                                                                 Additional        Other           Total
                                                      Common       Paid-in        Retained     Comprehensive    Shareholders'
                                                      Stock        Capital        Earnings         Income          Equity
                                                  ------------   ------------   ------------   -------------    -------------
BALANCE AS OF DECEMBER 31, 1997                   $ 47,759,000   $154,633,000   $155,209,000     $8,000,000     $365,601,000

Net earnings                                                --             --     72,278,000             --       72,278,000

Other comprehensive income                                  --             --              --     1,705,000        1,705,000

206,504 shares of Common Stock issued for
   exercise of options, including tax benefit
   of $925,000                                          206,000      1,997,000              --           --        2,203,000

287,025 shares of Common Stock issued for
   acquisitions                                         287,000      5,472,000              --           --        5,759,000

Cash dividends declared, $0.16 per share                     --             --      (7,683,000)          --       (7,683,000)
                                                  -------------   ------------    ------------   ----------     ------------

    BALANCE AS OF DECEMBER 31, 1998               $  48,252,000   $162,102,000    $219,804,000   $9,705,000     $439,863,000
                                                  -------------   ------------    ------------   ----------     ------------
                                                  -------------   ------------    ------------   ----------     ------------

            See Notes to Condensed Consolidated Financial Statements

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------
                  Condensed Consolidated Statements of Changes
                        in Shareholders' Equity For the six
                           months ended June 30, 1999 and
                        for the year ended December 31, 1998

                                   (Unaudited)

                                   (continued)
                                     --------

                                                                                               Accumulated
                                                                                 Additional        Other           Total
                                                      Common       Paid-in        Retained     Comprehensive    Shareholders'
                                                      Stock        Capital        Earnings         Income          Equity
                                                  ------------   ------------   ------------   -------------    -------------
BALANCE AS OF DECEMBER 31, 1998                   $  48,252,000   $162,102,000   $219,804,000    $9,705,000     $439,863,000

Net earnings                                                 --             --     20,996,000            --       20,996,000

Other comprehensive income (loss)                            --             --             --    (8,355,000)      (8,355,000)

340,024 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $795,000                                              340,000      2,879,000             --            --        3,219,000

101,330 shares of Common Stock issued for
   acquisition                                          102,000      1,898,000             --            --        2,000,000

414,207 shares of Common Stock contractually
   issuable in the future                                    --      8,271,000             --            --        8,271,000

Cash dividends declared, $0.10 per share                     --             --      (4,855,000)          --       (4,855,000)
                                                  -------------   ------------    ------------   ----------     ------------
    BALANCE AS OF JUNE 30, 1999                   $  48,694,000   $175,150,000    $235,945,000   $1,350,000     $461,139,000
                                                  -------------   ------------    ------------   ----------     ------------
                                                  -------------   ------------    ------------   ----------     ------------



            See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                    --------

                                                                        For the six months ended June 30,
                                                                            1999               1998
                                                                       -------------      -------------
Cash flows from operating activities:

  Net earnings                                                         $  20,996,000      $  34,721,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in reinsurance recoverables                                (162,536,000)       (49,101,000)
      Change in premium, claims and other receivables                     53,093,000        (62,636,000)
      Change in ceded unearned premium                                   (18,143,000)       (56,359,000)
      Change in loss and loss adjustment expense payable                 150,474,000         43,553,000
      Change in reinsurance balances payable                              21,869,000         46,990,000
      Change in unearned premium                                          17,145,000         53,618,000
      Change in premium and claims payable, net of restricted cash       (69,156,000)        38,055,000
      Net realized investment gain                                           (91,000)          (125,000)
      Gains on sales of strategic investments                             (5,523,000)                --
      Provision for reinsurance                                           29,500,000                 --
      Depreciation and amortization expense                                6,397,000          3,349,000
      Other, net                                                          (3,377,000)           895,000
                                                                       -------------      -------------
         Cash provided by operating activities                            40,648,000         52,960,000

Cash flows from investing activities:

  Sales of fixed income securities                                         1,214,000            788,000
  Maturity or call of fixed income securities                              5,693,000          4,751,000
  Sales of equity securities                                               1,520,000          3,406,000
  Sales of strategic investments                                          15,905,000                 --
  Change in short-term investments                                       (24,383,000)       (25,901,000)
  Cash paid for companies acquired, net of cash received                 (57,863,000)       (19,172,000)
  Cost of securities acquired                                            (30,811,000)       (14,461,000)
  Purchases of property and equipment                                     (6,376,000)        (5,975,000)
                                                                       -------------      -------------
      Cash used by investing activities                                  (95,101,000)       (56,564,000)

Cash flows from financing activities:

  Proceeds from notes payable                                            204,000,000         21,200,000
  Sale of Common Stock                                                     3,219,000          1,006,000
  Payments on notes payable                                             (147,600,000)       (13,950,000)
  Dividends paid                                                          (4,350,000)        (3,300,000)
                                                                       -------------      -------------
      Cash provided by financing activities                               55,269,000          4,956,000
                                                                       -------------      -------------

      Net change in cash                                                     816,000          1,352,000

      Cash at beginning of period                                         16,018,000          7,728,000
                                                                       -------------      -------------

      CASH AT END OF PERIOD                                            $  16,834,000      $   9,080,000
                                                                       -------------      -------------
                                                                       -------------      -------------

See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)   GENERAL INFORMATION

HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include property and casualty insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty insurance primarily to commercial customers, underwritten on both a direct and reinsurance basis in the accident and health, aviation, lenders' single interest, marine, medical stop-loss, offshore energy and workers' compensation lines of business, both domestically and internationally.

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

INCOME TAX

For the six months ended June 30, 1999 and 1998, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income, the amortization of goodwill and state income taxes.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position ("SOP") 97-3 issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") is effective in the Company's fiscal quarter ended March 31, 1999. The adoption of the SOP, entitled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" did not have a material effect on the Company's financial position, results of operations or cash flows.

SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and had its initial effective date postponed in June, 1999. The statement is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivatives or hedging strategies infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, CONTINUED

      In November, 1998, AcSEC issued SOP 98-7, "Deposit Accounting:
      Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" which provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or cash flows.

      RECLASSIFICATIONS

      Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on the Company's financial position, results of operations or cash flows.

(2)   REINSURANCE

      In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through proportional, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries utilize such agreements for the purpose of limiting their loss exposure and diversifying their business. Some of the reinsurance assumed by the Company's insurance company subsidiaries was actually underwritten directly by those subsidiaries, but issued by other non-affiliated companies in order to satisfy local licensing or other requirements. The majority of the balance of assumed reinsurance was written by underwriting agency subsidiaries of the Company, utilizing unaffiliated insurance companies (which have given binding authority to the Company's underwriting agency subsidiaries) as the primary writer. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:


                                                                                   Loss and Loss
                                              Written              Earned           Adjustment
                                              Premium             Premium            Expense
                                            -------------      -------------      -------------

For the six months ended June 30, 1999:

Direct business                             $ 138,828,000      $ 128,137,000      $ 124,930,000
Reinsurance assumed                           147,901,000        149,275,000        209,433,000
Reinsurance ceded                            (225,590,000)      (215,328,000)      (289,550,000)
                                            -------------      -------------      -------------

      NET AMOUNTS                           $  61,139,000      $  62,084,000      $  44,813,000
                                            -------------      -------------      -------------
                                            -------------      -------------      -------------

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(2)   REINSURANCE, CONTINUED


                                                                                  Loss and Loss
                                               Written             Earned           Adjustment
                                               Premium            Premium             Expense
                                            -------------      -------------      -------------

For the six months ended June 30, 1998:

Direct business                             $ 118,499,000      $  88,134,000      $  72,431,000
Reinsurance assumed                           143,347,000        118,731,000        112,309,000
Reinsurance ceded                            (195,271,000)      (137,498,000)      (140,937,000)
                                            -------------      -------------      -------------

      NET AMOUNTS                           $  66,575,000      $  69,367,000      $  43,803,000
                                            -------------      -------------      -------------
                                            -------------      -------------      -------------


For the three months ended June 30, 1999:

Direct business                             $  88,790,000      $  67,867,000      $  78,193,000
Reinsurance assumed                            56,296,000         63,928,000        118,921,000
Reinsurance ceded                            (114,366,000)      (103,690,000)      (176,065,000)
                                            -------------      -------------      -------------
      NET AMOUNTS                           $  30,720,000      $  28,105,000      $  21,049,000
                                            -------------      -------------      -------------
                                            -------------      -------------      -------------


For the three months ended June 30, 1998:

Direct business                             $  80,108,000      $  46,192,000      $  40,766,000
Reinsurance assumed                            68,307,000         61,800,000         63,871,000
Reinsurance ceded                            (107,657,000)       (72,552,000)       (78,024,000)
                                            -------------      -------------      -------------

      NET AMOUNTS                           $  40,758,000      $  35,440,000      $  26,613,000
                                            -------------      -------------      -------------
                                            -------------      -------------      -------------

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:


                                                  June 30, 1999      December 31, 1998
                                                  --------------     -----------------

Reinsurance recoverable on paid losses            $   49,563,000     $      33,572,000
Reinsurance recoverable on outstanding losses        345,842,000           279,086,000
Reinsurance recoverable on IBNR                      140,407,000            62,513,000
Reserve for reinsurance recoverables                 (30,104,000)           (2,499,000)
                                                  --------------     -----------------

      TOTAL REINSURANCE RECOVERABLES              $  505,708,000     $     372,672,000
                                                  --------------     -----------------
                                                  --------------     -----------------


      The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999. The provision was made primarily as a result of information received on July 29, 1999, relating to the financial condition of one of the Company's reinsurers. Information was received from the administrator, previously appointed to manage the affairs of the reinsurer, indicated that the financial condition of the reinsurer had further deteriorated, that the reinsurer was, in fact, insolvent and that the administrator was recommending that the creditors vote to place the reinsurer into liquidation. Primarily based upon the information contained in that report, the Company has recorded a provision which, based upon management's estimate, should be sufficient to absorb any possible losses that might result from the insolvency of this reinsurer.

      As of June 30, 1999, the Company has a reserve for reinsurance recoverables in the amount of $30.1 million which management believes is sufficient to absorb any possible losses related to its reinsurance recoverables. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following an extended period of competitive pricing in the industry, such as the marketplace has experienced for the past several years. Therefore, while management believes that the reserve is adequate based upon currently available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

      The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset:


                          June 30, 1999    December 31, 1998
                          -------------    -----------------

Payables to reinsurers    $ 226,551,000    $     227,613,000
Letters of credit           161,136,000          166,494,000
Cash deposits                15,405,000            8,077,000
                          -------------    -----------------

      TOTAL CREDITS       $ 403,092,000    $     402,184,000
                          -------------    -----------------
                          -------------    -----------------

(3)   ACQUISITIONS

      During the first quarter of 1999, the Company acquired an underwriting agency operation, Midwest Stop Loss Underwriters, Incorporated, and a London intermediary operation, Rattner Mackenzie Limited ("RML"), in transactions accounted for under the purchase method of accounting. The total consideration paid for the acquisitions was 101,330 shares of the Company's Common Stock and $57.9 million in cash plus additional consideration of 414,207 shares of the Company's Common Stock and (pound)5.0 million in cash ($8.1 million at June 30, 1999 rate of exchange), both to be paid over a four-year period. On a combined basis, the fair value of assets acquired was $110.0 million and the fair value of liabilities assumed was $108.3 million. Additional consideration may also be paid during the next four years, dependent upon earnings levels attained during those years by one of the acquired companies. Goodwill in the aggregate amount of $75.9 million was recorded in connection with these transactions. The goodwill is being amortized over periods of twenty to thirty years. The results of operations of the businesses acquired in purchase transactions have been included in the consolidated financial statements beginning on the effective date of each transaction.

      The pro forma information with respect to these acquisitions is not presented as their effect on total revenue, net earnings and earning per share is not material to the six months ended June 30, 1999 and 1998, respectively.

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


                                            Insurance    Underwriting                       Other
                                            Companies      Agencies    Intermediaries     Operations    Corporate        Total
                                            --------------------------------------------------------------------------------------

For the six months ended June 30, 1999:

Revenue:
          Domestic                          $ 68,746,000   $47,638,000   $20,527,000      $15,306,000   $  26,000    $ 152,243,000
          Foreign                              5,865,000     1,807,000    14,555,000               --          --       22,227,000
          Intersegment                                --       853,000       345,000          564,000          --        1,762,000
                                            --------------------------------------------------------------------------------------
            Total segment revenue           $ 74,611,000   $50,298,000   $35,427,000      $15,870,000  $   26,000      176,232,000
                                            ---------------------------------------------------------------------
                                            ---------------------------------------------------------------------
          Intersegment revenue                                                                                          (1,762,000)
                                                                                                                    --------------

             CONSOLIDATED TOTAL REVENUE                                                                             $  174,470,000
                                                                                                                    --------------
                                                                                                                    --------------


Net earnings (loss):
    Domestic                                $ (5,754,000)  $ 9,653,000   $ 7,712,000      $ 5,524,000  $ (590,000)   $  16,545,000
    Foreign                                      531,000       (35,000)    3,955,000               --          --        4,451,000
                                            --------------------------------------------------------------------------------------
        TOTAL NET EARNINGS (LOSS)           $ (5,223,000)  $ 9,618,000   $11,667,000      $ 5,524,000  $ (590,000)   $  20,996,000
                                            --------------------------------------------------------------------------------------
                                            --------------------------------------------------------------------------------------

Other items:
    Net investment income                   $ 11,599,000   $ 1,917,000   $ 1,074,000      $   177,000  $  160,000    $  14,927,000
    Depreciation and amortization              1,271,000     2,821,000     1,782,000          247,000     276,000        6,397,000
    Interest expense                              11,000     1,883,000     1,876,000               --   2,141,000        5,911,000
    Income tax provision (benefit)            (6,954,000)    7,393,000     7,506,000        3,100,000     (40,000)      11,005,000
    Capital expenditures                       1,570,000     3,553,000       563,000          390,000     300,000        6,376,000

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                                  Insurance  Underwriting                    Other
                                                  Companies    Agencies    Intermediaries  Operations   Corporate       Total
                                                ---------------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------------
      For the six months ended June 30, 1998:

      Revenue:
          Domestic                              $75,403,000  $37,385,000    $17,001,000    $8,587,000  $   975,000   $139,351,000
          Foreign                                 5,419,000    1,621,000        871,000        66,000           --      7,977,000
          Intersegment                                --         902,000      1,452,000       684,000           --      3,038,000
                                                ---------------------------------------------------------------------------------

            Total segment revenue               $80,822,000  $39,908,000    $19,324,000    $9,337,000  $   975,000   $150,366,000
                                                ------------------------------------------------------------------
                                                ------------------------------------------------------------------

          Intersegment revenue                                                                                         (3,038,000)
                                                                                                                      -----------

             CONSOLIDATED TOTAL REVENUE                                                                              $147,328,000
                                                                                                                     ------------
                                                                                                                     ------------

      Net earnings (loss):
          Domestic                              $16,129,000  $ 9,366,000    $ 9,718,000    $1,151,000  $(1,986,000)  $ 34,378,000
          Foreign                                   175,000     (177,000)       611,000      (266,000)          --        343,000
                                                ---------------------------------------------------------------------------------

              TOTAL NET EARNINGS (LOSS)         $16,304,000  $ 9,189,000    $10,329,000    $  885,000  $(1,986,000)  $ 34,721,000
                                                ---------------------------------------------------------------------------------
                                                ---------------------------------------------------------------------------------

      Other items:
          Net investment income                 $10,964,000  $ 1,796,000    $   194,000    $  143,000  $   915,000   $ 14,012,000
          Depreciation and amortization             943,000    1,842,000         79,000       240,000      245,000      3,349,000
          Interest expense                           21,000      879,000             --            --    2,379,000      3,279,000
          Income tax provision (benefit)          4,541,000    6,791,000      6,201,000       486,000     (973,000)    17,046,000
          Capital expenditures                    3,973,000    1,299,000          4,000       134,000      565,000      5,975,000


                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                  Insurance   Underwriting                    Other
                                                  Companies     Agencies    Intermediaries  Operations   Corporate    Total
                                                ------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------
      For the three months ended June 30, 1999:

      Revenue:
          Domestic                              $ 31,458,000  $24,198,000  $10,008,000    $6,090,000   $  59,000   $71,813,000
          Foreign                                  2,841,000      935,000    6,894,000            --          --    10,670,000
          Intersegment                                    --      574,000      104,000       220,000          --       898,000
                                                ------------------------------------------------------------------------------

            Total segment revenue               $ 34,299,000  $25,707,000  $17,006,000    $6,310,000   $  59,000   $83,381,000
                                                ----------------------------------------------------------------
                                                ----------------------------------------------------------------

          Intersegment revenue                                                                                        (898,000)
                                                                                                                   -----------

             CONSOLIDATED TOTAL REVENUE                                                                            $82,483,000
                                                                                                                   -----------
                                                                                                                   -----------

      Net earnings (loss):
          Domestic                              $(11,956,000) $ 5,194,000  $ 3,647,000    $1,263,000   $(196,000)  $(2,048,000)
          Foreign                                    463,000       75,000    1,797,000            --          --     2,335,000
                                                ------------------------------------------------------------------------------

              TOTAL NET EARNINGS (LOSS)         $(11,493,000) $ 5,269,000  $ 5,444,000    $1,263,000   $(196,000)  $   287,000
                                                ------------------------------------------------------------------------------
                                                ------------------------------------------------------------------------------


      Other items:
          Net investment income                 $  5,833,000  $ 1,008,000  $   649,000    $   96,000   $  77,000   $ 7,663,000
          Depreciation and amortization              646,000    1,458,000      902,000       184,000     127,000     3,317,000
          Interest expense                             2,000      734,000      957,000            --     909,000     2,602,000
          Income tax provision (benefit)          (8,263,000)   4,026,000    3,578,000       794,000     (60,000)       75,000
          Capital expenditures                       788,000    2,211,000      164,000       359,000      25,000     3,547,000


                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                                  Insurance  Underwriting                    Other
                                                  Companies    Agencies    Intermediaries  Operations  Corporate     Total
                                                -------------------------------------------------------------------------------
                                                -------------------------------------------------------------------------------
      For the three months ended June 30, 1998:

      Revenue:
          Domestic                              $38,865,000  $19,973,000    $11,764,000    $4,374,000  $  802,000   $75,778,000
          Foreign                                 2,122,000      998,000        411,000        33,000          --     3,564,000
          Intersegment                                   --      393,000        588,000       369,000          --     1,350,000
                                                -------------------------------------------------------------------------------

            Total segment revenue               $40,987,000  $21,364,000    $12,763,000    $4,776,000  $  802,000    80,692,000
                                                -----------------------------------------------------------------
                                                -----------------------------------------------------------------

          Intersegment revenue                                                                                       (1,350,000)
                                                                                                                    -----------

             CONSOLIDATED TOTAL REVENUE                                                                             $79,342,000
                                                                                                                    -----------
                                                                                                                    -----------

      Net earnings (loss):
          Domestic                              $ 6,385,000  $ 4,956,000    $ 6,727,000    $  610,000  $ (644,000)  $18,034,000
          Foreign                                  (575,000)      22,000        286,000      (133,000)         --      (400,000)
                                                -------------------------------------------------------------------------------

              TOTAL NET EARNINGS (LOSS)         $ 5,810,000  $ 4,978,000    $ 7,013,000    $  477,000  $ (644,000)  $17,634,000
                                                -------------------------------------------------------------------------------
                                                -------------------------------------------------------------------------------

      Other items:
          Net investment income                 $ 5,257,000  $ 1,108,000    $   108,000    $   74,000  $  775,000   $ 7,322,000
          Depreciation and amortization             485,000      994,000         39,000       121,000     125,000     1,764,000
          Interest expense                           15,000      549,000             --            --   1,094,000     1,658,000
          Income tax provision (benefit)            918,000    3,640,000      4,236,000       224,000    (352,000)    8,666,000
          Capital expenditures                    1,398,000      161,000          4,000       119,000     160,000     1,842,000



       The increase in assets between December 31, 1998 and June 30, 1999 comes from two principle sources. First, the acquisition of RML increased receivables, goodwill and short-term investments. Second, the increased reinsurance activities of the insurance company subsidiaries caused reinsurance recoverables to increase.

                 HCC Insurance Holdings, Inc. and Subsidiaries
                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(5)   EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock due to options. Contingent shares to be issued are included in the diluted earnings per share computations only when the underlying conditions for issuance have been met.

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:


                                                                    For the six months ended June 30,
                                                                      1999                   1998
                                                                  ------------           ------------

      Net earnings                                                $ 20,996,000           $ 34,721,000
                                                                  ------------           ------------
                                                                  ------------           ------------

      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end              48,694,000             47,861,000
      Changes in Common Stock due to issuance                         (250,000)               (37,000)
      Common Stock  contractually issuable in the future               414,000                     --
                                                                  ------------           ------------

         Weighted average Common Stock outstanding                  48,858,000             47,824,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the
          treasury stock method)                                       899,000              1,093,000
                                                                  ------------           ------------

         Weighted average Common Stock and potential
          common stock outstanding                                  49,757,000             48,917,000
                                                                  ------------           ------------
                                                                  ------------           ------------


                           HCC Insurance Holdings, Inc. and Subsidiaries

                                           --------

                        Notes to Condensed Consolidated Financial Statements

                                           (Unaudited)

                                           (Continued)


(5)   EARNINGS PER SHARE, CONTINUED


                                                                 For the three months ended June 30,
                                                                      1999                1998
                                                               ---------------        ------------
      Net earnings                                             $       287,000        $ 17,634,000
                                                               ---------------        ------------
                                                               ---------------        ------------

      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end              48,694,000          47,861,000
      Changes in Common Stock due to issuance                         (157,000)             (8,000)
      Common stock contractually issuable in the future                414,000                  --
                                                               ---------------        ------------

         Weighted average Common Stock outstanding                  48,951,000          47,853,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the
         treasury stock method)                                      1,020,000           1,162,000
                                                               ---------------        ------------

      Weighted average Common Stock and potential
        common stock outstanding                                    49,971,000          49,015,000
                                                               ---------------        ------------
                                                               ---------------        ------------

      As of June 30, 1999, there were approximately 1.7 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 378,000 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 1999, or in subsequent years. These shares were not included in the diluted earnings per share computation, because the conditions for issuance have not yet been met.

                      HCC Insurance Holdings, Inc. and Subsidiaries

                                         --------

                  Notes to Condensed Consolidated Financial Statements

                                        (Unaudited)

                                        (Continued)

(6)   SUPPLEMENTAL INFORMATION

      Supplemental information for the six months ended June 30, 1999 and 1998, is summarized below:


                                                                        1999                    1998
                                                                -------------------      ------------------
        Interest paid                                           $         5,301,000      $        2,437,000
        Income tax paid                                                  17,288,000              10,786,000
        Comprehensive income                                             12,641,000              32,925,000
        Ceding commissions                                               55,418,000              26,847,000

      Supplemental information for the three months ended June 30, 1999 and 1998, is summarized below:

                                                                        1999                    1998
                                                                -------------------      ------------------
        Comprehensive income (loss)                             $       (7,437,000)      $       16,193,000
        Ceding commissions                                              32,280,000               13,307,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED JUNE 30, 1999 VERSUS THREE MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

Total revenue increased to $82.5 million for the second quarter of 1999 from $79.3 million for the same period in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business and acquisitions made during the last twelve months and is expected to continue. Additionally, revenue from the insurance company subsidiaries will begin to grow rapidly through 2000 as earned premium and investment income begin to rise as a result of increasing retentions.

Compensation expense of $18.7 million for the second quarter of 1999 increased from $13.0 million for the same period in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $2.7 million to $12.2 million during the same period for similar reasons.

Interest expense was $2.6 million for the second quarter of 1999, an increase of $944,000 from the same period in 1998. The increase is a result of increased debt outstanding as a result of fundings for acquisitions.

Income tax expense was $75,000 for the second quarter of 1999 compared to $8.7 million for the same period in 1998. The decrease was due to the small amount of earnings before income tax provision in the second quarter of 1999. Generally, as net income from the underwriting agencies and intermediary operations grows and goodwill amortization increases, the Company's effective tax rate will increase due to state income taxes, the non-deductibility of certain goodwill amortization and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999. The provision was made primarily as a result of information received on July 29, 1999, relating to the financial condition of one of the Company's reinsurers. Information received from the administrator, previously appointed to manage the affairs of the reinsurer, indicated that the financial condition of the reinsurer had further deteriorated, that the reinsurer was, in fact, insolvent and that the administrator was recommending that the creditors vote to place the reinsurer into liquidation. Primarily based upon the information contained in that report, the Company has recorded a provision which, based upon management's estimate, should be sufficient to absorb any possible losses that might result from the insolvency of this reinsurer.

Although this non-recurring charge has substantially affected earnings, it has been contained within the earnings for second quarter of 1999 and should have no adverse effect on future earnings. This is not a cash item and losses will be settled in the normal course of business, which is anticipated to be five years or more.

As of June 30, 1999, the Company has a reserve for reinsurance recoverables in the amount of $30.1 million which management believes is sufficient to absorb any possible losses related to its reinsurance recoverables. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following an extended period of competitive pricing in the industry, such as the marketplace has experienced for the past several years. Therefore, while management believes that the reserve is adequate based upon currently available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

Net earnings for the second quarter of 1999 decreased to $287,000 from $17.6 million for the same period in 1998, due to the provision for reinsurance, which equated to $19.2 million after income taxes, or $0.38 per diluted share. Diluted earnings per share decreased to $0.01 per share from $0.36 per share during the same period. Improved performances by the underwriting agency and other operations segments were offset by declines in the insurance company segment, which included the provision for reinsurance, and the intermediary segment.

The Company's book value per share was $9.39 as of June 30, 1999, compared to $9.59 as of March 31, 1999.

SEGMENTS

INSURANCE COMPANIES

Gross written premium decreased to $145.1 million for the second quarter of 1999 from $148.4 million for the same period in 1998. Medical stop-loss, workers' compensation and accident and health reinsurance premium showed strong growth, primarily as our insurance company subsidiaries continue to participate in more of the business written by our underwriting agencies. This growth was offset by a reduction in property and onshore and offshore energy premium as a result of the continuing extremely soft conditions in these markets. Net written premium for the second quarter of 1999 decreased to $30.7 million from $40.8 million for the same period in 1998, as decreases in retained property, onshore and offshore energy and aviation premium offset the increases in retained medical stop-loss and accident and health reinsurance premium. Net earned premium for the second quarter of 1999 decreased to $28.1 million from $35.4 million for the same period in 1998, for the same reasons. It is anticipated that retained premium will begin to rise in the second half of this year and through 2000, as the insurance company subsidiaries begin to increase their retentions and rates start to improve, particularly in the accident and health reinsurance, aviation and medical stop-loss lines of business.

Loss and loss adjustment expense decreased to $21.0 million for the second quarter of 1999, from $26.6 million for the same period in 1998, and the GAAP net loss ratio remained relatively constant at 74.9% for the second quarter of 1999, compared to 75.1% for the same period in 1998. The GAAP gross loss ratio was 149.6% in the second quarter of 1999, compared to 96.9% for the same period in 1998. The increase resulted primarily from very poor results in the property and onshore and offshore energy lines of business. The Company has taken steps to reduce the gross loss ratio, primarily by increasing premium rates and more selective risk selection. The statutory net combined ratio was 97.5% for the second quarter of 1999, compared to 89.0% for the same period in 1998.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $4.3 million during the second quarter of 1999 from the same period in 1998, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

Net earnings of the insurance companies decreased to a loss of $11.5 million for the second quarter of 1999 from a profit of $5.8 million for the same period in 1998, primarily as a result of the provision for reinsurance.

Generally, underwriting profitability continues to deteriorate as the extremely competitive market conditions of 1997 and 1998 continue to affect current results, despite our relatively low retentions. These results will probably continue to deteriorate even as there is a transition to a harder market but, eventually, should turn more profitable as reinsurance capacity diminishes, rates increase and underwriting becomes more selective.

UNDERWRITING AGENCIES

Management fees increased 29% to $24.1 million for the second quarter of 1999, compared to the same period in 1998. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $213.3 million during the same period, an increase of 17%. Both increases resulted from acquisitions and internal growth of existing operations.

Net earnings of the underwriting agencies increased to $5.3 million in the second quarter of 1999, from $5.0 million for the same period in 1998. Recent acquisitions have not yet had a significant impact due to licensing and other regulatory requirements, which are in process, and some system delays which have been subsequently corrected. Growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

Commission income increased 21% to $16.3 million in the second quarter of 1999, compared to the same period in 1998. Rattner Mackenzie Limited ("RML"), acquired effective January 1, 1999, had $6.4 million of revenue in the second quarter of 1999. The effect of RML's acquisition was partially offset by a decrease in commission income from existing business. Net earnings of the intermediaries decreased to $5.4 million in the second quarter of 1999, from $7.0 million for the same period in 1998. The increase in net earnings due to the RML acquisition was offset by a reduction in higher margin commission income.

OTHER OPERATIONS

The increase in other operating revenue of $1.9 million for the second quarter of 1999, compared to the same period in 1998, is due to a general increase in revenue, net of the decrease in revenue related to operations disposed of in late 1998. Net earnings of other operations increased $786,000 for the same reasons. Quarter to quarter comparisons may vary substantially depending on activity in the purchase or disposition of strategic investments, but it is anticipated that growth in this area will continue.

SIX MONTHS ENDED JUNE 30, 1999 VERSUS SIX MONTHS ENDED JUNE 30, 1998

RESULTS OF OPERATIONS

Total revenue increased to $174.5 million for the first six months of 1999, an increase of 18% from the same period in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business and acquisitions made during the last twelve months and is expected to continue. Additionally, revenue from the insurance company subsidiaries will begin to grow rapidly through 2000 as earned premium and investment income begin to rise as a result of increasing retentions.

Compensation expense of $37.6 million for the first six months of 1999 increased from $26.5 million for the same period in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $7.9 million to $25.3 million during the same period for similar reasons.

Interest expense was $5.9 million for the first six months of 1999, an increase of $2.6 million from the same period in 1998. The increase is a result of increased debt outstanding as a result of fundings for acquisitions.

Income tax expense was $11.0 million for the first six months of 1999 compared to $17.0 million the same period in 1998. The decrease was due to the reduction in earnings before income tax provision due to the provision for reinsurance recorded in 1999. The Company's effective tax rate was 34% for the first six months of 1999, compared to 33% for the same period in 1998. As net income from the underwriting agencies and intermediary operations grows and goodwill amortization increases, the Company's effective tax rate will increase due to state income taxes, the non-deductibility of certain goodwill amortization and the mitigation of the effect of tax exempt municipal bond income on the combined effective tax rate.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the first six months of 1999. The provision was made primarily as a result of information received on July 29, 1999, relating to the financial condition of one of the Company's reinsurers. Information received from the administrator, previously appointed to manage the affairs of the reinsurer, indicated that the financial condition of the reinsurer had further deteriorated, that the reinsurer was, in fact, insolvent and that the administrator was recommending that the creditors vote to place the reinsurer into liquidation. Primarily based upon the information contained in that report, the Company has recorded a provision which, based upon management's estimate, should be sufficient to absorb any possible losses that might result from the insolvency of this reinsurer.

Although this non-recurring charge has substantially affected earnings, it has been contained within the earnings for second quarter of 1999 and should have no adverse effect on future earnings. This is not a cash item and losses will be settled in the normal course of business, which is anticipated to be five years or more.

As of June 30, 1999, the Company has a reserve for reinsurance recoverables in the amount of $30.1 million which management believes is sufficient to absorb any possible losses related to its reinsurance recoverables. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following an extended period of competitive pricing in the industry, such as the marketplace has experienced for the past several years. Therefore, while management believes that the reserve is adequate based upon currently available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

Net earnings for the first six months of 1999 decreased to $21.0 million from $34.7 million for the same period in 1998, due to the provision for reinsurance, which equated to $19.2 million after income taxes, or $0.39 per diluted share. Diluted earnings per share decreased to $0.42 per share from $0.71 per share during the same period. Improved performances by all operations of the Company were offset by a decline in the insurance company segment, which included the provision for reinsurance.

The Company's book value per share was $9.39 as of June 30, 1999, up from $9.12 as of December 31, 1998.

SEGMENTS

INSURANCE COMPANIES

Gross written premium increased 10% to $286.7 million for the first six months of 1999, from $261.8 million for the same period in 1998. Medical stop-loss, workers' compensation and accident and health reinsurance premium showed strong growth, primarily as our insurance company subsidiaries continue to participate in more of the business written by our underwriting agencies. This growth was partially offset by a reduction in property and onshore and offshore energy premium as a result of the continuing extemely soft conditions in these markets. Net written premium for the first six months of 1999 decreased to $61.1 million from $66.6 million for the same period in 1998, as decreases in retained property, onshore and offshore energy and accident and health reinsurance premium offset the increase in retained medical stop-loss premium. Net earned premium for the first six months of 1999 decreased to $62.1 million from $69.4 for the same period in 1998, for the same reasons. It is anticipated that retained premium will begin to rise in the second half of this year and through 2000, as the insurance company subsidiaries begin to increase their retentions and rates start to improve, particularly in the accident and health reinsurance, aviation and medical stop-loss lines of business.

Loss and loss adjustment expense increased to $44.8 million for the first six months of 1999, from $43.8 million for the same period in 1998, and the GAAP net loss ratio increased to 72.2% for the first six months of 1999, from 63.1% for the same period in 1998. The GAAP gross loss ratio was 120.5% in the first six months of 1999, compared to 89.3% for the same period in 1998. The increase resulted primarily from very poor results in the property and onshore and offshore energy lines of business. The Company has taken steps to reduce the gross loss ratio, primarily by increasing premium rates and more selective risk selection. The statutory net combined ratio was 95.3% for the first six months of 1999 compared to 81.2% for the same period in 1998.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $5.2 million during the first six months of 1999 from the same period in 1998, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

Net earnings of the insurance companies decreased to a loss of $5.2 million for the first six months of 1999 from a profit of $16.3 million for the same period in 1998, as a result of the provision for reinsurance, the higher loss ratio due to reduced premium rates and deteriorating loss experience.

Generally, underwriting profitability continues to deteriorate as the extremely competitive market conditions of 1997 and 1998 continue to affect current results, despite our relatively low retentions. These results will probably continue to deteriorate even as there is a transition to a harder market but, eventually, should turn more profitable as reinsurance capacity diminishes, rates increase and underwriting becomes more selective.

UNDERWRITING AGENCIES

Management fees increased 37% to $47.6 million for the first six months of 1999, compared to the same period in 1998. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $424.1 million during the same period, an increase of 30%. Both increases resulted from acquisitions and internal growth of existing operations.

Net earnings of the underwriting agencies increased to $9.6 million for the first six months of 1999, from $9.2 million for the same period in 1998. Recent acquisitions have not yet had a significant impact due to licensing and other regulatory requirements, which are in process, and some system delays which have been subsequently corrected. Growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

Commission income increased 68% to $34.0 million in the first six months of 1999, compared to the same period in 1998. The acquisition of RML, effective January 1, 1999, accounts for this increase. Net earnings of the intermediaries increased 13% to $11.7 million in the first six months of 1999 from the same period in 1998, principally as a result of the RML acquisition.

OTHER OPERATIONS

The increase in other operating revenue of $7.0 million for the first six months of 1999, compared to the same period in 1998, is principally from a gain of $4.9 million from the sale of the Company's 21% interest in Underwriters Indemnity Holdings, Inc. ("UIH") during the first quarter of 1999. There was also a general increase in revenue, net of the decrease in revenue related to operations disposed of in late 1998.

Net earnings of other operations increased to $5.5 million for the first six months of 1999 from $885,000 for the same period in 1998, which is principally attributable to the gains on sales of strategic investments. Period to period comparisons may vary substantially depending on activity in the purchase or disposition of strategic investments, but it is anticipated that growth in this area will continue.

ACQUISITIONS

The Company acquired an underwriting agency and RML during the quarter ended March 31, 1999. These acquisitions were accounted for using the purchase method of accounting. The total consideration to be paid is 515,537 shares of the Company's Common Stock, $66.2 million in cash and notes, plus additional consideration based upon future levels of earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Company receives substantial cash from premium, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investment assets. The principal cash outflows are for the payment of claims and loss adjustment expenses ("LAE"), payment of premium to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes, and dividends.

The overall increase in activities at the insurance company subsidiaries resulted in increases in gross loss reserves, gross unearned premium, deferred policy acquisition costs and related reinsurance balances since December 31, 1998. Changes in these balances affect operating cash flows on a period to period basis. The Company does not expect to incur any significant liquidity difficulties as a result of the growth in reinsurance recoverables or as a result of the insolvency of any of its reinsurers. The Company attempts to limit any liquidity exposure it may have by holding funds, letters of credit or other security such that net balances due to the Company are significantly less than the gross balances shown in the condensed consolidated balance sheet.

The Company's consolidated cash and investment portfolio increased $61.7 million, or 11%, since December 31, 1998, and totaled $603.3 million as of June 30, 1999, of which $199.9 million was cash and short-term investments. During 1999, the Company's unrealized pre-tax gain on fixed income securities was reduced $13.6 million due to an increase in market interest rates. Since the Company's intention is to hold these securities to maturity, it does not currently expect to realize any significant gain or loss on these investments. Total assets increased to over $2.0 billion as of June 30, 1999, from $1.7 billion as of December 31, 1998.

On March 8, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $150.0 million Revolving Loan Facility and a $100.0 million Short Term Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000, and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of the Company's principal insurance company subsidiaries and by the pledge of stock of and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated. As of June 30, 1999, total debt outstanding under the Facility was $178.0 million with $150.0 million due under the $150.0 million Revolving Loan Facility and $28.0 million due under the $100.0 million Short Term Revolving Loan Facility and the weighted average interest rate was 6.14%.

The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its operating needs for the foreseeable future.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

Statement of Position ("SOP") 97-3 issued by the American Institute of Certified Public Accountants' Accounting Standards Executive Committee ("AcSEC") is first effective in the Company's fiscal quarter ended March 31, 1999. The adoption of the SOP entitled "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments" did not have a material effect on the Company's financial position, results of operations or cash flows.

SFAS No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and had its initial effective date postponed in June, 1999. The statement is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivatives or hedging strategies infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effects of the Statement, as well as the timing of its adoption, are currently being reviewed by management.

In November, 1998, AcSEC issued SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk" which provides guidance as to the use of deposit accounting for insurance and reinsurance contracts that do not transfer insurance risk. This SOP is effective for financial statements for fiscal years beginning after June 15, 1999. The Company does not expect the adoption of this SOP to have a material effect on the Company's financial position, results of operations or cash flows.

YEAR 2000

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and, as a result, computer applications could fail or create erroneous results by or at the Year 2000.

The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure related to its computerized information systems and is currently engaged in efforts to remediate and test these systems for compliance. The Company has also made assessments of the potential Year 2000 exposure associated with its embedded technology systems, such as telephone systems, environmental control systems and elevators, and does not believe that it has significant Year 2000 exposure in this area.

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

In addition to its own systems and third-party relationships, the Company may also have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. As with other companies in the insurance industry, the Company has and continues to evaluate the potential insurance exposures arising from Year 2000 problems. The Company's insurance company subsidiaries do not generally offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies, such as policies of property insurance, insureds may attempt to submit claims for coverage under such policies which may result from Year 2000 related causes. In this regard, the Company is currently assessing what modifications or responses may be appropriate related to the insurance coverages currently offered by such subsidiaries in light of coverage issues associated with the Year 2000 problem. Due to the difficulty in accurately assessing potential Year 2000 losses, if any, related to Year 2000 coverage issues, it is not possible to reasonably estimate their potential effects on the Company's financial position and results of operations.

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

From January 1, 1997 through June 30, 1999, the Company expensed $730,000 with respect to Year 2000 compliance and capitalized $6.8 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost of modification of existing software and new Year 2000 compliant systems is $700,000 which includes $450,000 attributable to the planned purchase and implementation of new systems. The cost of this new software is being capitalized. The remaining estimated cost of $250,000 will be expensed as incurred over the next six months. The Company does not track internal costs with respect to the expenses related to Year 2000 remediation. The level of expense anticipated in connection with the Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide funding. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

The Company believes that its Year 2000 compliance plan will be successful based upon its progress to date. Many of the Company's major systems have been replaced or remediated, including that of a major insurance company subsidiary, and are currently successfully processing business and information that contain the Year 2000 or later years. No new information has come to management's attention that would indicate that the plan should be altered significantly or that the plan will not be successful in the time frame prescribed by the plan. Nevertheless, the Company is in the process of developing contingency plans for the remote possibility that there could be an unforeseen Year 2000 failure. Such plans will develop and document procedures to address any material Year 2000 failures until remediation of the related systems could be performed.

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved. If the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial condition and results of operations could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 remediation and testing efforts prior to respective critical dates, the failure of its contingency planning, the failure of third parties with whom the Company has an important relationship to identify, remediate and test their own Year 2000 issues and the resulting disruption which could occur in the Company's systems, the impact of future acquisitions in which Year 2000 issues in the acquired systems have not been remediated or tested and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, and its financial condition, results of operations and cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

From time to time, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. The Company did not hedge this risk in 1998 and there were no open foreign currency forward contracts as of December 31, 1998. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but expenses in Great British Pounds. To mitigate the foreign exchange risk, the Company enters into foreign currency forward contracts expiring at staggered times through April 2000. As of June 30, 1999, the Company had forward contracts to sell US$ 10.0 million for Pounds at an average rate of 1 GBP = US$ 1.6163. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses.

THIS REPORT ON FORM 10-Q (THE "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, THE IMPACT OF YEAR 2000 ISSUES, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF
HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                           PART II - OTHER INFORMATION


Item 4.           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On May 20, 1999, the Company held its 1999 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

                  (a)      Election of Directors.

                           The following persons were elected to serve on the Board of Directors until the 2000 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


                                 NAME                                    FOR             AGAINST          ABSTAINED

                           Stephen L. Way                             37,372,522            0              953,080
                           James M. Berry                             37,453,347            0              872,255
                           Frank J. Bramanti                          37,372,522            0              953,080
                           Marvin P. Bush                             37,452,837            0              872,765
                           Patrick B. Collins                         37,453,347            0              872,255
                           James R. Crane                             37,453,290            0              872,312
                           J. Robert Dickerson                        37,453,347            0              872,255
                           Edwin H. Frank, III                        37,372,522            0              953,080
                           Allan W. Fulkerson                         37,372,447            0              953,155
                           Walter J. Lack                             37,372,522            0              953,080
                           Stephen J. Lockwood                        37,372,522            0              953,080
                           John N. Molbeck, Jr.                       37,372,522            0              953,080
                           Peter B. Smith, Jr.                        37,372,522            0              953,080

                  (b) Shareholders of the Company were requested to ratify the appointment of PricewaterhouseCoopers LLP, as independent auditors for the Company and its subsidiaries to audit the accounts of the Company and its subsidiaries for the year ended December 31, 1999. Such appointment was approved by the shareholders, who voted 37,304,792 shares in favor, 989,660 shares against, and 31,150 shares abstained.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K:

                  (a)      Exhibits:

                           27     EDGAR Financial Data Schedule - June 30, 1999

                  (b)      Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     HCC Insurance Holdings, Inc.
                                     --------------------------------------
                                               (Registrant)


August 16, 1999                      /s/ Stephen L. Way
---------------                      --------------------------------------
   (Date)                            Stephen L. Way, Chairman of the Board
                                       and Chief Executive Officer


August 16, 1999                      /s/ Edward H. Ellis, Jr.
---------------                      --------------------------------------
    (Date)                           Edward H. Ellis, Jr., Senior Vice
                                       President and Chief Financial Officer