Form 10-Q
period 1999-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 1999-11-15
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                          0-20766
------------------------------------------------------------------------------

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

On November 5, 1999 there were 48,791,866 shares of Common Stock, $1 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX


                                                                                             PAGE NO.
                                                                                             --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       September 30, 1999 and December 31, 1998.................................... 3

                  Condensed Consolidated Statements of Earnings
                       For the nine months ended September 30, 1999 and 1998....................... 4

                  Condensed Consolidated Statements of Earnings
                       For the three months ended September 30, 1999 and 1998...................... 5

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the nine months ended September 30, 1999 and
                       year ended December 31, 1998................................................ 6

                  Condensed Consolidated Statements of Cash Flows
                       For the nine months ended September 30, 1999 and 1998....................... 8

                  Notes to Condensed Consolidated Financial Statements............................. 9

         Item 2.  Management's Discussion and Analysis.............................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................29

Part II. OTHER INFORMATION.........................................................................30

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                    --------

                                                                     September 30, 1999    December 31, 1998
                                                                     ------------------    -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost: 1999 $387,833,000 1998 $375,107,000)                      $   390,832,000      $   393,238,000
   Marketable equity securities, at market
      (cost: 1999 $1,674,000; 1998 $1,750,000)                               1,140,000            2,252,000
   Short-term investments, at cost, which approximates market              206,001,000          129,084,000
   Other investments, at cost, which approximates fair value                 1,724,000            1,072,000
                                                                       ---------------      ---------------
      Total investments                                                    599,697,000          525,646,000

Cash                                                                        10,677,000           16,018,000
Restricted cash and cash investments                                        82,611,000           84,276,000
Reinsurance recoverables                                                   567,205,000          372,672,000
Premium, claims and other receivables                                      468,145,000          382,630,000
Ceded unearned premium                                                     146,417,000          149,568,000
Deferred policy acquisition costs                                           41,819,000           27,227,000
Property and equipment, net                                                 37,329,000           32,983,000
Goodwill                                                                   159,608,000           88,043,000
Other assets                                                                40,503,000           30,006,000
                                                                       ---------------      ---------------

      TOTAL ASSETS                                                     $ 2,154,011,000      $ 1,709,069,000
                                                                       ===============      ===============

LIABILITIES

Loss and loss adjustment expense payable                               $   668,807,000      $   460,511,000
Reinsurance balances payable                                               127,617,000           90,983,000
Unearned premium                                                           198,199,000          201,050,000
Deferred ceding commissions                                                 42,498,000           30,842,000
Premium and claims payable                                                 431,895,000          337,909,000
Notes payable                                                              189,559,000          121,600,000
Accounts payable and accrued liabilities                                    27,284,000           26,311,000
                                                                       ---------------      ---------------

      Total liabilities                                                  1,685,859,000        1,269,206,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 1999 48,710,634 shares;
   1998 48,252,478 shares)                                                  48,711,000           48,252,000
Additional paid-in capital                                                 175,564,000          162,102,000
Retained earnings                                                          242,355,000          219,804,000
Accumulated other comprehensive income                                       1,522,000            9,705,000
                                                                       ---------------      ---------------

      Total shareholders' equity                                           468,152,000          439,863,000
                                                                       ---------------      ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 2,154,011,000      $ 1,709,069,000
                                                                       ===============      ===============

See Notes to Condensed Consolidated Financial Statements.

                                   HCC Insurance Holdings, Inc. and Subsidiaries

                                                     --------

                                   Condensed Consolidated Statements of Earnings

                                                    (Unaudited)

                                                     --------

                                                                       For the nine months ended September 30,
                                                                             1999                    1998
                                                                       ---------------         ---------------
REVENUE

Net earned premium                                                     $    99,576,000         $   103,971,000
Management fees                                                             69,717,000              53,548,000
Commission income                                                           44,742,000              25,516,000
Net investment income                                                       22,866,000              21,196,000
Net realized investment gain (loss)                                           (266,000)              1,088,000
Other operating income                                                      20,928,000              18,545,000
                                                                       ---------------         ---------------

      Total revenue                                                        257,563,000             223,864,000

EXPENSE

Loss and loss adjustment expense                                            77,756,000              62,358,000

Operating expense:
  Policy acquisition costs, net                                              3,490,000               6,444,000
  Compensation expense                                                      56,818,000              41,102,000
  Provision for reinsurance                                                 29,500,000                     --
  Other operating expense                                                   36,212,000              24,143,000
                                                                       ---------------         ---------------
      Net operating expense                                                126,020,000              71,689,000

Interest expense                                                             9,217,000               4,697,000
                                                                       ---------------         ---------------

      Total expense                                                        212,993,000             138,744,000
                                                                       ---------------         ---------------

      Earnings before income tax provision                                  44,570,000              85,120,000

Income tax provision                                                        14,456,000              28,324,000
                                                                       ---------------         ---------------

      NET EARNINGS                                                     $    30,114,000         $    56,796,000
                                                                       ===============         ===============
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                     $          0.62         $          1.19
                                                                       ===============         ===============

Weighted average shares outstanding                                         48,950,000              47,839,000
                                                                       ===============         ===============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                     $          0.60         $          1.16
                                                                       ===============         ===============

Weighted average shares outstanding                                         49,794,000              48,917,000
                                                                       ===============         ===============

Cash dividends declared, per share                                     $          0.15         $          0.12
                                                                       ===============         ===============

See Notes to Condensed Consolidated Financial Statements.


                                   HCC Insurance Holdings, Inc. and Subsidiaries
                                                     --------
                                   Condensed Consolidated Statements of Earnings
                                                    (Unaudited)
                                                     --------

                                                                                   For the three months ended September 30,
                                                                                         1999                     1998
                                                                                -----------------------  -----------------------
REVENUE

Net earned premium                                                                $       37,492,000       $       34,604,000
Management fees                                                                           22,144,000               18,797,000
Commission income                                                                         10,734,000                5,262,000
Net investment income                                                                      7,939,000                7,184,000
Net realized investment gain (loss)                                                         (357,000)                 963,000
Other operating income                                                                     5,141,000                9,726,000
                                                                                -----------------------  -----------------------

      Total revenue                                                                       83,093,000               76,536,000

EXPENSE

Loss and loss adjustment expense                                                          32,943,000               18,555,000

Operating expense:
  Policy acquisition costs, net                                                            2,347,000                1,874,000
  Compensation expense                                                                    19,176,000               14,579,000
  Other operating expense                                                                 12,752,000                6,757,000
                                                                                -----------------------  -----------------------
      Net operating expense                                                               34,275,000               23,210,000

Interest expense                                                                           3,306,000                1,418,000
                                                                                -----------------------  -----------------------

      Total expense                                                                       70,524,000               43,183,000
                                                                                -----------------------  -----------------------

      Earnings before income tax provision                                                12,569,000               33,353,000

Income tax provision                                                                       3,451,000               11,278,000
                                                                                -----------------------  -----------------------

      NET EARNINGS                                                                $        9,118,000       $       22,075,000
                                                                                =======================  =======================

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.19       $             0.46
                                                                                =======================  =======================

Weighted average shares outstanding                                                       49,130,000               47,870,000
                                                                                =======================  =======================

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.18       $             0.45
                                                                                =======================  =======================

Weighted average shares outstanding                                                       49,866,000               48,919,000
                                                                                =======================  =======================

Cash dividends declared, per share                                                $             0.05       $             0.04
                                                                                =======================  =======================

See Notes to Condensed Consolidated Financial Statements.


                               HCC Insurance Holdings, Inc. and Subsidiaries

                                                 --------
                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                             For the nine months ended September 30, 1999 and
                                   for the year ended December 31, 1998

                                                (Unaudited)

                                                 --------

                                                                                 Additional
                                                              Common               Paid-in             Retained
                                                               Stock               Capital             Earnings
                                                      -------------------- -------------------- --------------------
BALANCE AS OF DECEMBER 31, 1997                        $      47,759,000    $     154,633,000    $     155,209,000

Net earnings                                                       --                   --              72,278,000

Other comprehensive income                                         --                   --                   --

206,504 shares of Common Stock issued for
   exercise of options, including tax benefit
   of $925,000                                                   206,000            1,997,000                --

287,025 shares of Common Stock issued for
   acquisitions                                                  287,000            5,472,000                --

Cash dividends declared, $0.16 per share                           --                   --              (7,683,000)

                                                      -------------------- -------------------- --------------------

    BALANCE AS OF DECEMBER 31, 1998                    $      48,252,000    $     162,102,000    $     219,804,000
                                                      ==================== ==================== ====================



                                                           Accumulated
                                                              Other               Total
                                                          Comprehensive        Shareholders'
                                                             Income               Equity
                                                      --------------------  -------------------
BALANCE AS OF DECEMBER 31, 1997                        $       8,000,000     $     365,601,000

Net earnings                                                       --               72,278,000

Other comprehensive income                                     1,705,000             1,705,000

206,504 shares of Common Stock issued for
   exercise of options, including tax benefit
   of $925,000                                                     --                2,203,000

287,025 shares of Common Stock issued for
   acquisitions                                                    --                5,759,000

Cash dividends declared, $0.16 per share                           --               (7,683,000)

                                                      --------------------  -------------------

    BALANCE AS OF DECEMBER 31, 1998                    $       9,705,000     $     439,863,000
                                                      ====================  ===================

See Notes to Condensed Consolidated Financial Statements


                               HCC Insurance Holdings, Inc. and Subsidiaries

                                                 --------
                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                             For the nine months ended September 30, 1999 and
                                   for the year ended December 31, 1998

                                                (Unaudited)

                                                (continued)

                                                 --------

                                                                                Additional
                                                            Common               Paid-in              Retained
                                                             Stock               Capital              Earnings
                                                      -------------------- --------------------  -------------------
BALANCE AS OF DECEMBER 31, 1998                        $      48,252,000    $     162,102,000     $     219,804,000

Net earnings                                                       --                   --               30,114,000

Other comprehensive income (loss)                                  --                   --                    --

367,162 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $858,000                                                       367,000            3,293,000                 --

101,330 shares of Common Stock issued for
   acquisition                                                   102,000            1,898,000                 --

414,207 shares of Common Stock contractually
   issuable in the future                                          --               8,271,000                 --

Cash dividends declared, $0.15 per share                           --                   --               (7,291,000)

Other                                                            (10,000)               --                 (272,000)
                                                      -------------------- --------------------  -------------------

    BALANCE AS OF SEPTEMBER 30, 1999                   $      48,711,000    $     175,564,000     $     242,355,000
                                                      ==================== ====================  ===================




                                                         Accumulated
                                                            Other                Total
                                                         Comprehensive        Shareholders'
                                                            Income               Equity
                                                      -------------------  -------------------
BALANCE AS OF DECEMBER 31, 1998                        $       9,705,000    $     439,863,000

Net earnings                                                       --              30,114,000

Other comprehensive income (loss)                             (8,183,000)          (8,183,000)

367,162 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $858,000                                                         --               3,660,000

101,330 shares of Common Stock issued for
   acquisition                                                     --               2,000,000

414,207 shares of Common Stock contractually
   issuable in the future                                          --               8,271,000

Cash dividends declared, $0.15 per share                           --              (7,291,000)

Other                                                              --                (282,000)
                                                      -------------------  -------------------

    BALANCE AS OF SEPTEMBER 30, 1999                   $       1,522,000    $     468,152,000
                                                      ===================  ===================

See Notes to Condensed Consolidated Financial Statements.


                                   HCC Insurance Holdings, Inc. and Subsidiaries
                                                     --------

                                  Condensed Consolidated Statements of Cash Flows
                                                    (Unaudited)
                                                     --------
                                                                                    For the nine months ended September 30,
                                                                                         1999                     1998
                                                                                -----------------------  -----------------------
Cash flows from operating activities:

  Net earnings                                                                    $        30,114,000      $        56,796,000
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Change in reinsurance recoverables                                                 (224,033,000)            (141,167,000)
      Change in premium, claims and other receivables                                      (7,123,000)             (72,408,000)
      Change in ceded unearned premium                                                      3,151,000              (50,769,000)
      Change in loss and loss adjustment expense payable                                  208,296,000              123,942,000
      Change in reinsurance balances payable                                               36,634,000               46,804,000
      Change in unearned premium                                                           (3,082,000)              40,357,000
      Change in premium and claims payable, net of restricted cash                         (6,403,000)              58,473,000
      Gains on sales of strategic investments and subsidiary                               (5,523,000)              (4,073,000)
      Provision for reinsurance                                                            29,500,000                    --
      Depreciation and amortization expense                                                 9,412,000                4,978,000
      Deferred income taxes                                                                (8,753,000)               4,207,000
      Other, net                                                                           (9,206,000)               1,702,000
                                                                                -----------------------  -----------------------
         Cash provided by operating activities                                             52,984,000               68,842,000

Cash flows from investing activities:

  Sales of fixed income securities                                                          1,214,000               18,032,000
  Maturity or call of fixed income securities                                              12,698,000               15,435,000
  Sales of equity securities                                                                2,800,000                3,406,000
  Sales of strategic investments and subsidiary                                            15,905,000                1,794,000
  Change in short-term investments                                                        (47,362,000)             (30,328,000)
  Cash paid for companies acquired, net of cash received                                  (57,863,000)             (24,232,000)
  Cost of securities acquired                                                             (35,417,000)             (26,541,000)
  Purchases of property and equipment                                                      (7,575,000)             (13,643,000)
                                                                                -----------------------  -----------------------
      Cash used by investing activities                                                  (115,600,000)             (56,077,000)

Cash flows from financing activities:

  Proceeds from notes payable                                                             208,000,000               27,200,000
  Sale of Common Stock                                                                      3,660,000                1,139,000
  Payments on notes payable                                                              (147,600,000)             (34,950,000)
  Dividends paid                                                                           (6,785,000)              (5,214,000)
                                                                                -----------------------  -----------------------
      Cash provided by financing activities                                                57,275,000              (11,825,000)
                                                                                -----------------------  -----------------------

      Net change in cash                                                                   (5,341,000)                 940,000

      Cash at beginning of period                                                          16,018,000                7,728,000
                                                                                -----------------------  -----------------------

      CASH AT END OF PERIOD                                                       $        10,677,000      $         8,668,000
                                                                                =======================  =======================

See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)   GENERAL INFORMATION
      -------------------

      HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include property and casualty insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty insurance primarily to commercial customers, underwritten on both a direct and reinsurance basis in the accident and health, aviation, lenders' single interest, marine, medical stop-loss, offshore energy, property and workers' compensation lines of business, both domestically and internationally.

      Basis of Presentation
      ---------------------

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

      Income Tax
      ----------

      For the nine months ended September 30, 1999 and 1998, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income, the amortization of goodwill and state income taxes.

      Effects of Recent Accounting Pronouncements
      -------------------------------------------

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

      Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and had its initial effective date postponed in June, 1999. The statement is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivatives or hedging strategies infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effect of the Statement as well as the timing of its adoption are currently being reviewed by management.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, CONTINUED
      ------------------------------

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

      Reclassifications
      -----------------

      Certain amounts in the 1998 condensed consolidated financial statements have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on the Company's financial position, results of operations or cash flows.

(2)   REINSURANCE
      -----------

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

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
       For the nine months ended September 30, 1999:

       Direct business                                          $     213,556,000    $     207,789,000    $     198,559,000
       Reinsurance assumed                                            208,527,000          208,971,000          304,732,000
       Reinsurance ceded                                             (323,067,000)        (317,184,000)        (425,535,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      99,016,000    $      99,576,000    $      77,756,000
                                                               ===================  ==================== ====================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(2)   REINSURANCE, CONTINUED
      ----------------------

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
       For the nine months ended September 30, 1998:

       Direct business                                          $     166,439,000    $     138,936,000    $     115,792,000
       Reinsurance assumed                                            195,279,000          181,912,000          230,572,000
       Reinsurance ceded                                             (269,107,000)        (216,877,000)        (284,006,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      92,611,000    $     103,971,000    $      62,358,000
                                                               ===================  ==================== ====================



       For the three months ended September 30, 1999:

       Direct business                                          $      74,728,000    $      79,652,000    $      73,629,000
       Reinsurance assumed                                             60,626,000           59,696,000           95,299,000
       Reinsurance ceded                                              (97,477,000)        (101,856,000)        (135,985,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      37,877,000    $      37,492,000    $      32,943,000
                                                               ===================  ==================== ====================



       For the three months ended September 30, 1998:

       Direct business                                          $      47,940,000    $      50,802,000    $      43,361,000
       Reinsurance assumed                                             51,932,000           63,181,000          118,263,000
       Reinsurance ceded                                              (73,836,000)         (79,379,000)        (143,069,000)
                                                               -------------------  -------------------- --------------------

             NET AMOUNTS                                        $      26,036,000    $      34,604,000    $      18,555,000
                                                               ===================  ==================== ====================

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(2)   REINSURANCE, CONTINUED

      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                              September 30, 1999       December 31, 1998
                                                            -----------------------  -----------------------
       Reinsurance recoverable on paid losses                 $        61,369,000      $        33,572,000
       Reinsurance recoverable on outstanding losses                  388,130,000              279,086,000
       Reinsurance recoverable on IBNR                                147,960,000               62,513,000
       Reserve for reinsurance recoverables                           (30,254,000)              (2,499,000)
                                                            -----------------------  -----------------------

             TOTAL REINSURANCE RECOVERABLES                   $       567,205,000      $       372,672,000
                                                            =======================  =======================


      The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999. The provision was made primarily as a result of information received on July 29, 1999, relating to the insolvency of one of the Company's reinsurers. Primarily based upon the information contained in that report, the Company recorded a provision which, based upon management's estimate, should be sufficient to absorb any possible losses that might result from the insolvency of this reinsurer.

      As of September 30, 1999, the Company has a reserve for reinsurance recoverables in the amount of $30.3 million which management believes is sufficient to absorb any anticipated potential losses related to its reinsurance recoverables. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following an extended period of competitive pricing in the industry, such as the marketplace has experienced for the past several years. Therefore, while management believes that the reserve is adequate based upon currently available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

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

                                  (Unaudited)

                                  (Continued)

(2)   REINSURANCE, CONTINUED

      The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset:


                                              September 30, 1999       December 31, 1998
                                            -----------------------  -----------------------
       Payables to reinsurers                 $       236,698,000      $       227,613,000
       Letters of credit                              167,434,000              166,494,000
       Cash deposits                                   19,593,000                8,077,000
                                            -----------------------  -----------------------

             TOTAL CREDITS                    $       423,725,000      $       402,184,000
                                            =======================  =======================


(3)   ACQUISITIONS

      During the first quarter of 1999, the Company acquired an underwriting agency operation, Midwest Stop Loss Underwriters, Inc. ("MWU"), and a London intermediary operation, Rattner Mackenzie Limited ("RML"), in transactions accounted for under the purchase method of accounting. The total consideration paid for the acquisitions was 101,330 shares of the Company's Common Stock and $57.9 million in cash plus additional consideration of 414,207 shares of the Company's Common Stock and GBP 5.0 million in cash ($8.3 million at September 30, 1999 rate of exchange), both to be paid over a four-year period. On a combined basis, the fair value of assets acquired was $110.0 million and the fair value of liabilities assumed was $108.3 million. Additional consideration may also be paid during the next four years, dependent upon earnings levels attained during those years by one of the acquired companies. Goodwill in the aggregate amount of $75.9 million was recorded in connection with these transactions. The goodwill is being amortized over periods of twenty to thirty years. The results of operations of the businesses acquired in purchase transactions have been included in the consolidated financial statements beginning on the effective date of each transaction.

      The pro forma information with respect to these acquisitions is not presented as their effect on total revenue, net earnings and earning per share is not material to the nine months ended September 30, 1999 and 1998, respectively.

      On October 12, 1999, the Company announced that it had entered into a definitive agreement with The Centris Group, Inc. (NYSE: CGE), to acquire all of their outstanding shares in a transaction valued at approximately $171.0 million. Pursuant to this agreement, a wholly owned subsidiary of the Company will, through a cash tender, offer to purchase each Centris share for $12.50 and will assume approximately $25.0 million of outstanding bank debt. The cash tender commenced on October 18, 1999, and, subject to customary conditions as well as certain regulatory approvals, should be completed by year end 1999.

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


                                             Insurance   Underwriting                    Other
                                             Companies     Agencies    Intermediaries  Operations      Corporate       Total
                                           --------------------------------------------------------------------------------------
      For the nine months ended
       September 30, 1999:

      Revenue:
        Domestic                           $108,932,000    $70,096,000   $26,633,000   $19,885,000     $ 140,000     $225,686,000
        Foreign                               9,080,000      2,951,000    19,846,000          --            --         31,877,000
        Intersegment                               --        1,529,000       479,000       868,000          --          2,876,000
                                           --------------------------------------------------------------------------------------

          Total segment revenue            $118,012,000    $74,576,000   $46,958,000   $20,753,000     $ 140,000     $260,439,000
                                           =====================================================================

        Intersegment revenue                                                                                           (2,876,000)
                                                                                                                     ------------

          CONSOLIDATED TOTAL REVENUE                                                                                 $257,563,000
                                                                                                                     ============

      Net earnings (loss):

        Domestic                            $(1,456,000)   $13,715,000   $ 9,185,000    $6,253,000   $(1,077,000)     $26,620,000
        Foreign                              (1,209,000)       117,000     4,586,000          --            --          3,494,000
                                           --------------------------------------------------------------------------------------

          TOTAL NET EARNINGS (LOSS)         $(2,665,000)   $13,832,000   $13,771,000    $6,253,000   $(1,077,000)     $30,114,000
                                           ======================================================================================

      Other items:
        Net investment income               $17,501,000    $ 3,051,000   $ 1,772,000    $  275,000   $   267,000      $22,866,000
        Depreciation and amortization         1,886,000      4,304,000     2,633,000       191,000       398,000        9,412,000
        Interest expense                          8,000      2,819,000     3,039,000          --       3,351,000        9,217,000
        Income tax provision (benefit)       (7,850,000)    10,572,000     8,974,000     3,606,000      (846,000)      14,456,000
        Capital expenditures                  1,991,000      4,219,000       583,000       438,000       344,000        7,575,000


      Net earnings of the insurance companies segment includes the provision for reinsurance, which was $19.2 million, net of income taxes.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                   --------

             Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                             Insurance   Underwriting                    Other
                                             Companies     Agencies    Intermediaries  Operations      Corporate       Total
                                           --------------------------------------------------------------------------------------
      For the nine months ended
       September 30, 1998:

      Revenue:
        Domestic                           $113,781,000    $57,186,000   $21,226,000   $17,854,000     $ 2,250,000   $212,297,000
        Foreign                               7,708,000      2,823,000       937,000        99,000            --       11,567,000
        Intersegment                               --        2,013,000     1,684,000     1,057,000            --        4,754,000
                                           --------------------------------------------------------------------------------------

          Total segment revenue            $121,489,000    $62,022,000   $23,847,000   $19,010,000     $ 2,250,000    228,618,000
                                           =======================================================================

        Intersegment revenue                                                                                           (4,754,000)
                                                                                                                     ------------

          CONSOLIDATED TOTAL REVENUE                                                                                 $223,864,000
                                                                                                                     ============

      Net earnings (loss):
        Domestic                           $ 27,145,000    $14,859,000   $11,609,000   $ 4,671,000     $(2,222,000)  $ 56,062,000
        Foreign                                 427,000         50,000       656,000      (399,000)           --          734,000
                                           --------------------------------------------------------------------------------------

          TOTAL NET EARNINGS (LOSS)        $ 27,572,000    $14,909,000   $12,265,000   $ 4,272,000     $(2,222,000)  $ 56,796,000
                                           ======================================================================================

      Other items:

        Net investment income              $ 16,689,000    $ 2,888,000   $   284,000   $   223,000     $ 1,112,000   $ 21,196,000
        Depreciation and amortization         1,441,000      2,739,000       122,000       356,000         320,000      4,978,000
        Interest expense                         35,000      1,422,000          --            --         3,240,000      4,697,000
        Income tax provision (benefit)        8,540,000     10,883,000     7,384,000     2,662,000      (1,145,000)    28,324,000
        Capital expenditures                 10,713,000      2,073,000        29,000       212,000         616,000     13,643,000



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

                               Notes to Condensed Consolidated Financial Statements

                                                    (Unaudited)

                                                    (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                  Insurance   Underwriting                    Other
                                                  Companies     Agencies    Intermediaries  Operations      Corporate       Total
                                                -----------------------------------------------------------------------------------
      For the three months ended September 30, 1999:

      Revenue:
          Domestic                                $40,186,000   $22,458,000   $ 6,106,000   $ 4,579,000   $   114,000  $73,443,000
          Foreign                                   3,215,000     1,144,000     5,291,000         --            --       9,650,000
          Intersegment                                  --          676,000       134,000       304,000         --       1,114,000
                                                -----------------------------------------------------------------------------------

            Total segment revenue                 $ 43,401,000  $24,278,000   $11,531,000   $ 4,883,000   $   114,000   84,207,000
                                                ======================================================================

          Intersegment revenue                                                                                          (1,114,000)
                                                                                                                      -------------

             CONSOLIDATED TOTAL REVENUE                                                                                $83,093,000
                                                                                                                      =============

      Net earnings (loss):
          Domestic                                $ 4,298,000   $ 4,062,000   $ 1,473,000   $   729,000   $  (487,000) $10,075,000
          Foreign                                  (1,740,000)      152,000       631,000         --            --        (957,000)
                                                -----------------------------------------------------------------------------------

              TOTAL NET EARNINGS (LOSS)           $ 2,558,000   $ 4,214,000   $ 2,104,000   $   729,000   $  (487,000) $ 9,118,000
                                                ===================================================================================

      Other items:
          Net investment income                   $ 5,902,000   $ 1,134,000   $   698,000   $    98,000   $   107,000  $ 7,939,000
          Depreciation and amortization               615,000     1,483,000       851,000       (56,000)      122,000    3,015,000
          Interest expense (benefit)                   (3,000)      936,000     1,163,000         --        1,210,000    3,306,000
          Income tax provision (benefit)             (896,000)    3,179,000     1,468,000       506,000      (806,000)   3,451,000
          Capital expenditures                        421,000       666,000        20,000        48,000        44,000    1,199,000


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

                               Notes to Condensed Consolidated Financial Statements

                                                    (Unaudited)

                                                    (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                                  Insurance   Underwriting                   Other
                                                  Companies     Agencies    Intermediaries Operations     Corporate        Total
                                                -----------------------------------------------------------------------------------
      For the three months ended September 30, 1998:

      Revenue:
          Domestic                                $38,378,000   $19,801,000   $ 4,225,000   $ 9,267,000   $ 1,275,000  $ 72,946,000
          Foreign                                   2,289,000     1,202,000        66,000        33,000         --        3,590,000
          Intersegment                                  --        1,111,000       232,000       373,000         --        1,716,000
                                                -----------------------------------------------------------------------------------

            Total segment revenue                 $ 40,667,000  $22,114,000   $ 4,523,000   $ 9,673,000   $ 1,275,000  $ 78,252,000
                                                ======================================================================

          Intersegment revenue                                                                                          (1,716,000)
                                                                                                                      -------------

             CONSOLIDATED TOTAL REVENUE                                                                                $ 76,536,000
                                                                                                                      =============

      Net earnings (loss):
          Domestic                                $ 11,016,000  $ 5,493,000   $ 1,891,000   $ 3,520,000   $  (236,000) $ 21,684,000
          Foreign                                     252,000       227,000        45,000      (133,000)        --          391,000
                                                -----------------------------------------------------------------------------------

              TOTAL NET EARNINGS (LOSS)           $ 11,268,000  $ 5,720,000   $ 1,936,000   $ 3,387,000   $  (236,000) $ 22,075,000
                                                ===================================================================================

      Other items:
          Net investment income                   $ 5,725,000   $ 1,092,000   $    90,000   $    80,000   $   197,000   $ 7,184,000
          Depreciation and amortization               498,000       897,000        43,000       116,000        75,000     1,629,000
          Interest expense                             14,000       543,000         --            --          861,000     1,418,000
          Income tax provision (benefit)            3,999,000     4,092,000     1,183,000     2,176,000      (172,000)   11,278,000
          Capital expenditures                      6,740,000       774,000        25,000        78,000        51,000     7,668,000


       The increase in assets between December 31, 1998 and September 30, 1999 comes from two principal sources. First, the acquisition of RML increased receivables, goodwill and short-term investments. Second, the increased reinsurance activities of the insurance company subsidiaries caused reinsurance recoverables to increase.

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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:


                                                                                For the nine months ended September 30,
                                                                                    1999                       1998
                                                                            ----------------------      --------------------
       Net earnings                                                         $      30,114,000           $      56,796,000
                                                                            ======================      ====================

       Reconciliation of number of shares outstanding:

       Shares of Common Stock outstanding at period end                            48,711,000                  48,132,000
       Changes in Common Stock due to issuance                                       (175,000)                   (293,000)
       Common Stock  contractually issuable in the future                             414,000                       --
                                                                            ----------------------      --------------------

          Weighted average Common Stock outstanding                                48,950,000                  47,839,000

       Additional dilutive effect of outstanding options
          (as determined by the application of the treasury
          stock method)                                                               844,000                   1,078,000
                                                                            ----------------------      --------------------

          Weighted average Common Stock and potential
            common stock outstanding                                               49,794,000                  48,917,000
                                                                            ======================      ====================


                                   HCC Insurance Holdings, Inc. and Subsidiaries

                                                     --------

                               Notes to Condensed Consolidated Financial Statements

                                                    (Unaudited)

                                                    (Continued)


(5)   EARNINGS PER SHARE, CONTINUED

                                                                               For the three months ended September 30,
                                                                                    1999                       1998
                                                                            ----------------------      --------------------
       Net earnings                                                         $       9,118,000           $      22,075,000
                                                                            ======================      ====================

       Reconciliation of number of shares outstanding:

       Shares of Common Stock outstanding at period end                            48,711,000                  48,132,000
       Changes in Common Stock due to issuance                                          5,000                    (262,000)
       Common stock contractually issuable in the future                              414,000                       --
                                                                            ----------------------      --------------------

          Weighted average Common Stock outstanding                                49,130,000                  47,870,000

       Additional dilutive effect of outstanding options
          (as determined by the application of the
           treasury stock method)                                                     736,000                   1,049,000
                                                                            ----------------------      --------------------

          Weighted average Common Stock and potential
            common stock outstanding                                               49,866,000                  48,919,000
                                                                            ======================      ====================

      As of September 30, 1999, there were approximately 1.7 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 378,000 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 1999, or in subsequent years. These shares were not included in the diluted earnings per share computation, because the conditions for issuance have not yet been met.

                    HCC Insurance Holdings, Inc. and Subsidiaries

                                      --------

               Notes to Condensed Consolidated Financial Statements

                                     (Unaudited)

                                     (Continued)


(6)  SUPPLEMENTAL INFORMATION

     Supplemental information for the nine months ended September 30, 1999 and 1998, is summarized below:

                                               1999                   1998
                                         ------------------    ----------------
         Interest paid                    $     8,346,000       $     4,082,000
         Income tax paid                       21,358,000            11,454,000
         Comprehensive income                  21,931,000            57,564,000
         Ceding commissions                    84,869,000            41,777,000

      Supplemental information for the three months ended September 30, 1999 and 1998, is summarized below:

                                               1999                  1998
                                         ------------------    ----------------
         Comprehensive income             $     9,290,000       $    24,639,000
         Ceding commissions                    29,451,000            14,930,000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

THREE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
1998

RESULTS OF OPERATIONS

Total revenue increased 9% to $83.1 million for the third quarter of 1999, from $76.5 million for the same period in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business, rate increases and acquisitions made during the last twelve months, and is expected to continue. It is anticipated that revenue from the insurance company subsidiaries will begin to grow rapidly through 2000 as earned premium and investment income begin to rise as a result of higher retentions and cash flow from increased gross written premium.

Compensation expense increased to $19.2 million for the third quarter of 1999, from $14.6 million for the same period in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $6.0 million to $12.8 million during the same period for similar reasons.

Interest expense was $3.3 million for the third quarter of 1999, an increase of $1.9 million from the same period in 1998. The increase is a result of increased debt outstanding as a result of fundings for acquisitions.

Income tax expense was $3.5 million for the third quarter of 1999 compared to $11.3 million for the same period in 1998. The decrease was due to the reduction in earnings as a result of the increased net loss ratio.

Net earnings for the third quarter of 1999 decreased to $9.1 million from $22.1 million for the same period in 1998 as a result of the increased net loss ratio. Diluted earnings per share decreased to $0.18 per share from $0.45 per share during the same period.

The Company's book value per share was $9.53 as of September 30, 1999, up from $9.39 as of June 30, 1999.


SEGMENTS

INSURANCE COMPANIES

Gross written premium increased 36% to $135.4 million for the third quarter of 1999, from $99.9 million for the same period in 1998. Medical stop-loss, and accident and health premium showed strong growth, primarily as our insurance company subsidiaries continue to participate in more of the business written by our underwriting agencies. Net written premium for the third quarter of 1999 increased 45% to $37.9 million from $26.0 million for the same period in 1998, from increases in retained aviation, medical stop-loss, and accident and health premium. Net earned premium for the third quarter of 1999 increased to $37.5 million from $34.6 million for the same period in 1998, for the same reasons. It is anticipated that retained premium will continue to rise in the remainder of this year and through 2000, as the insurance company subsidiaries begin to increase retentions and rates start to improve, particularly in the accident and health reinsurance, aviation and medical stop-loss lines of business.

Loss and loss adjustment expense increased to $32.9 million for the third quarter of 1999, from $18.6 million for the same period in 1998, and the GAAP net loss ratio increased to 87.9% for the third quarter of 1999 compared to 53.6% for the same period in 1998. The GAAP gross loss ratio improved to 121.2% in the third quarter of 1999 compared to 141.8% for the same period in 1998. The deterioration in the net loss ratio is primarily from very poor results in the aviation and medical stop-loss lines of business. The aviation loss ratio is seasonally higher during the third quarter, but the 1999 third quarter was much higher than usual. The Company has taken steps to reduce these loss ratios, primarily by increasing premium rates and more selective risk selection.

The statutory net combined ratio was 117.6% for the third quarter of 1999 compared to 68.0% for the same period in 1998.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased $473,000 during the third quarter of 1999, from the same period in 1998, reflecting the increase in net earned premium.

Net earnings of the insurance companies decreased to $2.6 million for the third quarter of 1999 from $11.3 million for the same period in 1998, as a result of the increased net loss ratio.

Generally, underwriting profitability has deteriorated as the extremely competitive market conditions of 1998 continue to affect current results. These results will probably continue to deteriorate even as there is a transition to a harder market but, eventually, should turn more profitable as rates increase and underwriting becomes more selective.

UNDERWRITING AGENCIES

Management fees increased 18% to $22.1 million for the third quarter of 1999, from $18.8 million for the same period in 1998. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $213.5 million during the same period, also an increase of 18% from 1998. Both increases resulted from acquisitions and internal growth of existing operations.

Net earnings of the underwriting agencies decreased to $4.2 million in the third quarter of 1999 from $5.7 million for the same period in 1998. Recent acquisitions have not yet had a positive impact on net earnings due to licensing and other regulatory requirements, which are in process. Growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

Commission income increased 104% to $10.7 million in the third quarter of 1999, from $5.3 million for the same period in 1998, primarily as a result of the acquisition of Rattner Mackenzie Limited, acquired effective January 1, 1999. Net earnings of the intermediaries increased 9% to $2.1 million in the third quarter of 1999 compared to $1.9 million for the same period in 1998. The increase in net earnings from RML was partially offset by other reductions.

OTHER OPERATIONS

Other operating revenue decreased to $5.1 million for the third quarter of 1999, from $9.7 million for the same period in 1998. During the 1998 third quarter there were $4.8 million in gains from dispositions of strategic investments, whereas there were no gains in the 1999 third quarter. However, there was a general increase in revenue of the service operations, net of the decrease in revenue related to operations disposed of in late 1998. Other operating net earnings decreased for the same reasons. Quarter to quarter comparisons may vary substantially depending on activity in the purchase or disposition of strategic investments.

NINE MONTHS ENDED SEPTEMBER 30, 1999 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1998

RESULTS OF OPERATIONS

Total revenue increased 15% to $257.6 million for the first nine months of 1999, from $223.9 million for the same period in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business, rate increases and acquisitions made during the last twelve months and is expected to continue. It is anticipated that revenue from the insurance company subsidiaries will begin to grow rapidly through 2000 as earned premium and investment income begin to rise as a result of higher retentions and cash flow from increased gross written premium.

Compensation expense increased to $56.8 million for the first nine months of 1999, from $41.1 million for the same period in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $12.1 million to $36.2 million during the same period for similar reasons.

Interest expense was $9.2 million for the first nine months of 1999, an increase of $4.5 million from the same period in 1998. The increase is a result of increased debt outstanding as a result of fundings for acquisitions.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999. The provision was made primarily as a result of information received on July 29, 1999, relating to the insolvency of one of the Company's reinsurers. Primarily based upon the information contained in that report, the Company recorded a provision which, based upon management's estimate, should be sufficient to absorb any possible losses that might result from the insolvency of this reinsurer.

Although this non-recurring charge has substantially affected earnings, it was contained within the earnings for second quarter of 1999 and should have no adverse effect on future earnings. This is not a cash item and losses over will be settled in the normal course of business, which is anticipated to be over five years.

As of September 30, 1999, the Company has a reserve for reinsurance recoverables in the amount of $30.3 million which management believes is sufficient to absorb any anticipated potential losses related to its reinsurance recoverables. However, the adverse economic environment in the insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency.
Historically, there have been insolvencies following an extended period of competitive pricing in the industry, such as the marketplace has experienced for the past several years. Therefore, while management believes that the reserve is adequate based upon currently available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve.

Income tax expense was $14.5 million for the first nine months of 1999 compared to $28.3 million for the same period in 1998. The decrease was due to the reduction in earnings before income tax due to the provision for reinsurance recorded in the second quarter 1999 and the higher net loss ratio.

Net earnings for the first nine months of 1999 decreased to $30.1 million from $56.8 million for the same period in 1998, due to the provision for reinsurance, which equated to $19.2 million after income taxes, or $0.39 per diluted share and the higher net loss ratio. Diluted earnings per share decreased to $0.60 per share from $1.16 per share during the same period.

The Company's book value per share was $9.53 as of September 30, 1999, up from $9.12 as of December 31, 1998.

SEGMENTS

INSURANCE COMPANIES

Gross written premium increased 17% to $422.1 million for the first nine months of 1999, from $361.8 million for the same period in 1998. Medical stop-loss, and accident and health premium showed strong growth, as our insurance company subsidiaries continue to participate in more of the business written by our underwriting agencies. This growth was partially offset by reductions in property and offshore energy premium as a result of the continuing extremely soft conditions in these markets. Net written premium for the first nine months of 1999 increased to $99.0 million from $92.6 million for the same period in 1998, from increases in retained aviation and medical stop-loss premium. Net earned premium for the first nine months of 1999 decreased to $99.6 million from $104.0 million as changes in earned premium lag behind changes in written premium. It is anticipated that retained premium will continue to rise during the remainder of this year and through 2000, as the insurance company subsidiaries begin to increase retentions and rates start to improve, particularly in the accident and health, aviation and medical stop-loss lines of business.

Loss and loss adjustment expense increased to $77.8 million for the first nine months of 1999, from $62.4 million for the same period in 1998, and the GAAP net loss ratio increased to 78.1% for the first nine months of 1999, from 60.0% for the same period in 1998. The GAAP gross loss ratio was 120.8% in the first nine months of 1999 compared to 108.0% for the same period in 1998. The deterioration is primarily from poor results in the aviation and medical stop-loss lines of business. The Company has taken steps to reduce these gross loss ratios, primarily by increasing premium rates and more selective risk selection. The statutory net combined ratio was 103.2% for the first nine months of 1999 compared to 77.0% for the same period in 1998.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $3.0 million during the first nine months of 1999, from the same period in 1998, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

Net earnings of the insurance companies decreased to a loss of $2.7 million for the first nine months of 1999, from a profit of $27.6 million for the same period in 1998, as a result of the second quarter 1999 provision for reinsurance and the higher net loss ratio.

Generally, underwriting profitability has deteriorated as the extremely competitive market conditions of 1998 continue to affect current results. These results will probably continue to deteriorate even as there is a transition to a harder market but, eventually, should turn more profitable as rates increase and underwriting becomes more selective.

UNDERWRITING AGENCIES

Management fees increased 30% to $69.7 million for the first nine months of 1999, from $53.5 million for the same period in 1998. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $637.7 million during the same period, an increase of 26% from 1998. Both increases resulted from acquisitions and internal growth of existing operations.

Net earnings of the underwriting agencies decreased to $13.8 million for the first nine months of 1999, from $14.9 million for the same period in 1998. Recent acquisitions have not yet had a positive impact on net earnings due to licensing and other regulatory requirements, which are in process. Growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

Commission income increased 75% to $44.7 million in the first nine months of 1999, from $25.5 million for the same period in 1998, primarily as a result of the acquisition of RML, effective January 1, 1999. Net earnings of the intermediaries increased 12% to $13.8 million in the first nine months of 1999 compared to $12.3 million for the same period in 1998. The increase in net earnings from RML was partially offset by other reductions.

OTHER OPERATIONS

Other operating revenue increased to $20.9 million for the first nine months of 1999, from $18.5 million for the same period in 1998. There was a general increase in revenue of the service operations, net of the decrease in revenue related to operations disposed of in late 1998. Other operating net earnings increased to $6.3 million for the first nine months of 1999, from $4.3 million for the same period in 1998 for the same reasons. Period to period comparisons may vary substantially depending on activity in the purchase or disposition of strategic investments, but it is anticipated that growth in this area will continue.

ACQUISITIONS

The Company acquired an underwriting agency, MWU, and a London intermediary, RML, during the quarter ended March 31, 1999. These acquisitions were accounted for using the purchase method of accounting. The total consideration to be paid is 515,537 shares of the Company's Common Stock, $66.2 million in cash and notes, plus additional consideration based upon future levels of earnings.

On October 12, 1999, the Company announced that it had entered into a definitive agreement with The Centris Group, Inc. (NYSE: CGE), to acquire all of their outstanding shares in a transaction valued at approximately $171.0 million. Pursuant to this agreement, a wholly owned subsidiary of the Company will, through a cash tender, offer to purchase each Centris share for $12.50 and will assume approximately $25.0 million of outstanding bank debt. The cash tender commenced on October 18, 1999, and, subject to customary conditions as well as certain regulatory approvals, should be completed by year end 1999.

RESTRUCTURING

The Company expects to record a restructuring/reorganization charge and associated expenses of approximately $5.0 million during the fourth quarter of 1999. Since its initial public offering in 1992, the Company has completed more than fifteen acquisitions for a total value exceeding $500 million. During that time, total employees have grown from less than 100 to more than 1,000. Management believes that this restruturing will strengthen the Company's corporate and management structure and enhance future earnings. The savings in the year 2000 and beyond from this restructuring should far exceed the charge and result in the Company improving its efficiency and profitability.

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

The Company's consolidated cash and investment portfolio increased $68.7 million, or 13%, since December 31, 1998, and totaled $610.4 million as of September 30, 1999, of which $216.7 million was cash and short-term investments. During 1999, the Company's unrealized pre-tax gain on fixed income securities was reduced $15.1 million due to an increase in market interest rates. Since the Company's intention is to generally hold these securities to maturity, it does not currently expect to realize any significant gain or loss on these investments. Total assets increased to over $2.1 billion as of September 30, 1999, from $1.7 billion as of December 31, 1998.

On March 8, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $150.0 million Revolving Loan Facility and a $100.0 million Short Term Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until its expiration on March 7, 2000, and through the Revolving Loan Facility until its expiration on February 28, 2002. Outstanding loans under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of the Company's principal insurance company subsidiaries and by the pledge of stock of and guaranties entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $120.0 million revolving credit facility entered into as of December 30, 1997, which has been terminated. As of September 30, 1999, total debt outstanding under the Facility was $182.0 million with $150.0 million due under the $150.0 million Revolving Loan Facility and $32.0 million due under the $100.0 million Short Term Revolving Loan Facility and the weighted average interest rate was 6.6%.

The Company has received a commitment from its bank for an $80.0 million Bridge Loan to be used in connection with the acquisition of The Centris Group, Inc. The Company plans on repaying this Bridge Loan immediately after closing the Centris acquisition with internally generated funds from one of its insurance company subsidiaries. In addition, the Company is negotiating with its bank group for a new five year, $300.0 million revolving credit facility to replace its existing bank facilities. The Company expects to complete these financings before the end of 1999.

The Company believes that its operating cash flows, short-term investments, the Facility and Bridge Loan will provide sufficient sources of liquidity to meet its operating needs for the foreseeable future.

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

The Company, together with outside vendors engaged by the Company, has made assessments of the Company's potential Year 2000 exposure related to its computerized information systems and has substantially completed its efforts to test and remediate these systems for compliance. The Company has also made assessments of the potential Year 2000 exposure associated with its embedded technology systems, such as telephone systems, environmental control systems and elevators, and does not believe that it has significant Year 2000 exposure in this area.

The Company has had discussions with important suppliers, business partners, customers and other third parties to determine the extent to which the Company may be vulnerable to the failure of these parties to identify and correct their own Year 2000 issues. Based upon information received from these third parties, management does not believe that the Company has any significant Year 2000 exposures related to its third party relationships.

In addition to its own systems and third-party relationships, the Company may also have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. As with other companies in the insurance industry, the Company has evaluated and continues to evaluate the potential insurance exposures arising from Year 2000 problems. The Company's insurance company subsidiaries do not offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies insureds may attempt to submit claims for coverage under such policies which may result from Year 2000 related causes. In this regard, the Company continues to assess and modify insurance coverages currently offered by such subsidiaries in light of coverage issues associated with the Year 2000 problem. Due to the difficulty in accurately assessing potential Year 2000 losses, if any, related to Year 2000 coverage issues, it is not possible to reasonably estimate their potential effects on the Company's financial position and results of operations.

The Company's own software vendor subsidiary has completed its Year 2000 compliance plan, and, based upon the results, management believes that the subsidiary's products are Year 2000 compliant.

The Company continues to evaluate and mitigate its Year 2000 exposures in advance of respective critical dates. Further, in the ongoing acquisition of technology and business equipment, the Company generally requires that its vendors certify the Year 2000 compliance of acquired products. The Company relies upon such certifications.

From January 1, 1997 through September 30, 1999, the Company expensed $788,000 with respect to Year 2000 compliance and capitalized $7.0 million with respect to new software purchases and installations which are Year 2000 compliant. The total estimated remaining cost is expected to be under $150,000 and will be incurred over the next six months. The Company does not track internal costs with respect to the expenses related to Year 2000 remediation. The level of expense anticipated in connection with the Year 2000 issues is not expected to have a material effect on the Company's results of operations. The costs of the Company's Year 2000 compliance efforts are expected to be funded out of operating cash flow, which is sufficient to provide funding. To date, no material information technology projects of the Company have been delayed as a result of the Company's Year 2000 compliance efforts.

The Company believes that its Year 2000 compliance plan will be successful based upon its progress to date. Many of the Company's major systems have been replaced or remediated and are currently successfully processing business and information that contain the Year 2000 or later years. No new information has come to management's attention that would indicate that the plan should be altered significantly or that the plan will not be successful in the time frame prescribed by the plan. Nevertheless, the Company is finalizing its contingency plans for the remote possibility that there could be an unforeseen Year 2000 failure. Such plans document procedures to address any material Year 2000 failures until remediation of the related systems could be performed.

The dates of expected completion and the costs of the Company's Year 2000 remediation efforts are based on management's estimates, which were derived utilizing assumptions of future events, including the availability of certain resources, third party remediation plans and other factors. There can be no guarantee that these estimates will be achieved. If the actual timing and costs for the Company's Year 2000 remediation program differ materially from those anticipated, the Company's financial condition and results of operations could be significantly affected. Additionally, despite testing by the Company, the Company's systems may contain undetected errors or defects associated with Year 2000 date functions. The inability of the Company to correctly identify significant Year 2000 issues for remediation or to complete its Year 2000 testing and remediation efforts prior to respective critical dates, the failure of its contingency planning, the failure of third parties with whom the Company has an important relationship to identify, test and remediate their own Year 2000 issues and the resulting disruption which could occur in the Company's systems, the impact of future acquisitions in which Year 2000 issues in the acquired systems have not been tested or remediated and the inability of the Company to adequately address coverage issues related to its insurance company subsidiaries, could have material adverse effects on the Company's business, and its financial condition, results of operations and cash flows.

EURO CONVERSION

On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the "Euro", which became their common legal currency on that date. The participating countries' former national currencies will continue to serve as legal tender and denominations of the Euro between January 1, 1999, and January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. The introduction of the Euro has not had a material effect on the Company's business, software plans, financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

From time to time, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. The Company did not hedge this risk in 1998 and there were no open foreign currency forward contracts as of December 31, 1998. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but expenses in Great British Pounds. To mitigate the foreign exchange risk, the Company enters into foreign currency forward contracts expiring at staggered times through December 2000. As of September 30, 1999, the Company had forward contracts to sell US$ 15.0 million for Pounds at an average rate of 1 GBP = US$1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses.

THIS REPORT ON FORM 10-Q (THE "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, THE IMPACT OF YEAR 2000 ISSUES, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDES WORDS SUCH AS "ANTICIPATE," "BELIEVE," "PROBABLY," "PLAN," "ESTIMATE," "EXPECT," AND "INTEND" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                                            PART II - OTHER INFORMATION
                                            ---------------------------


Item 6.      Exhibits and Reports on Form 8-K:
             ---------------------------------

             (a)    Exhibits:

                    27       EDGAR Financial Data Schedule - September 30, 1999

             (b)    Reports on Form 8-K:

                    None

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             HCC Insurance Holdings, Inc.
                                -----------------------------------------------
                                                    (Registrant)


       November 15, 1999                    /s/ Stephen L. Way
----------------------------    -----------------------------------------------
          (Date)                  Stephen L. Way,  Chairman of the Board
                                         and Chief Executive Officer


      November 15, 1999                     /s/ Edward H. Ellis, Jr.
----------------------------    -----------------------------------------------
          (Date)                Edward H. Ellis, Jr., Senior Vice President and
                                            Chief Financial Officer