Form 10-K
period 1999-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2000-03-30
CIK 888919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

/X/ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

/ / Transaction report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended        _______December 31, 1999_______________________

Commission file number        _______0-20766____________________________________

        HCC Insurance Holdings, Inc.
-----------------------------------------------------------------------------------------
        (Exact name of registrant as specified in its
charter)

        Delaware                                              76-0336636
-----------------------------------------------------------------------------------------
        (State or other jurisdiction of                       (IRS Employer
        incorporation or organization)                        Identification No.)

        13403 Northwest Freeway, Houston, Texas               77040-6094
-----------------------------------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

        (713) 690-7300
-----------------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

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

Yes __X__       No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value on March 10, 2000, of the voting stock held by non-affiliates of the registrant was approximately $501.7 million. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 10, 2000 was 49,095,126.

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

                               TABLE OF CONTENTS
                          HCC INSURANCE HOLDINGS, INC.

                                                                                       PAGE
                                                                                     --------
PART I.
        ITEM 1.        Business....................................................      3
        ITEM 2.        Properties..................................................     26
        ITEM 3.        Legal Proceedings...........................................     26
        ITEM 4.        Submission of Matters to a Vote of Security Holders.........     26

PART II.
        ITEM 5.        Market for the Registrant's Common Equity and Related
                       Stockholder Matters.........................................     27
        ITEM 6.        Selected Financial Data.....................................     28
        ITEM 7.        Management's Discussion and Analysis of Financial Condition
                       and Results of Operations...................................     30
        ITEM 7A.       Quantitative and Qualitative Disclosure About Market Risk...     42
        ITEM 8.        Financial Statements and Supplementary Data.................     43
        ITEM 9.        Changes in and Disagreements with Accountants on Accounting
                       and Financial Disclosures...................................     43

PART III.
        ITEM 10.       Directors and Executive Officers of the Registrant..........     44
        ITEM 11.       Executive Compensation......................................     44
        ITEM 12.       Security Ownership of Certain Beneficial Owners and
                       Management..................................................     44
        ITEM 13.       Certain Relationships and Related Transactions..............     44

PART IV.
        ITEM 14.       Exhibits, Financial Statement Schedules and Reports on
                       Form 8-K....................................................     45

SIGNATURES.........................................................................     46

    THIS REPORT ON FORM 10-K (THIS "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, THE IMPACT OF POTENTIAL YEAR 2000 INSURANCE COVERAGE ISSUES, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDE WORDS SUCH AS "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "PROBABLY" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

                                     PART I

ITEM 1. BUSINESS

GENERAL

    HCC Insurance Holdings, Inc. ("HCC") is a Delaware corporation with principal and executive offices located at 13403 Northwest Freeway, Houston, Texas 77040. HCC and its consolidated subsidiaries are collectively referred to herein as the "Company" unless the context otherwise requires. HCC, through its subsidiaries, provides specialized property and casualty and life and health insurance coverages, underwriting agency and intermediary services and other insurance related services both to commercial customers and individuals. The Company's insurance products are underwritten on both a direct and reinsurance basis and are marketed directly by the Company and through a network of independent and affiliated agents and brokers. The Company's principal insurance company subsidiaries are Houston Casualty Company ("HC") in Houston, Texas and London, England; HCC Life Insurance Company ("HCCL") in Houston, Texas; U.S. Specialty Insurance Company ("USSIC") in Houston, Texas; and Avemco Insurance Company ("AIC") in Frederick, Maryland. The principal underwriting agency subsidiaries are LDG Reinsurance Corporation ("LDG Re") in Wakefield, Massachusetts and New York City, New York; LDG Re (London), Ltd. ("LDG Re-London") in London, England; HCC Aviation Insurance Group, Inc. ("HCCA") in Dallas, Texas and Glendale, California; HCC Employer Services, Inc. ("HCCES") in Northbrook, Illinois, Montgomery, Alabama and Dallas, Texas; and HCC Benefits Corporation ("HCCB") in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas. The Company's principal intermediary subsidiaries are HCC Intermediaries, Inc. ("HCCI") in Houston, Texas; HCC Employee Benefits, Inc. ("HCCEB") in Houston, Texas; and Rattner Mackenzie Limited ("RML") in London, England.

    Since its founding in 1974, the Company and its predecessor companies have been consistently profitable on an annual basis, generally reporting annual increases in gross written premium ("GWP"), management fees, brokerage income and total revenue. During the period 1997 through 1999, the Company's insurance company subsidiaries had an average combined ratio, before the effects of the provision for reinsurance recorded in 1999, of 88.6% versus the less favorable 105.0% recorded by the U.S. property and casualty insurance industry overall. During the same period, the Company's GWP increased from $346.4 million to $568.3 million, an increase of 64%; management fees increased from $51.0 million to $90.7 million, an increase of 78%; commission income increased from $24.2 million to $54.6 million, an increase of 125%; and total revenue increased from $280.3 million to $341.9 million, an increase of 22%.

    The Company's insurance companies' underwriting activities are focused on providing accident and health reinsurance, aviation, marine, offshore energy, property, workers' compensation, group health and medical stop-loss insurance. As an insurer in the United States, the Company operates on a surplus lines or a non-admitted basis through HC and on an admitted basis through HCCL, AIC and USSIC.

    The Company's insurance company subsidiaries HC, AIC and USSIC are rated "A+" (Superior) by A.M. Best Company ("A.M. Best") and are rated "AA" (Very Strong) by Standard & Poor's Corporation ("S&P"). HCCL, a life insurance company, is rated "A-" (Excellent) by A.M. Best. An A.M. Best or S&P rating is intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and should not be considered as an investment recommendation.

    The Company's underwriting agencies underwrite on behalf of affiliated and non-affiliated insurance companies. These agency operations specialize in aviation, medical stop-loss, occupational accident and workers' compensation insurance and a variety of accident and health related reinsurance products. Beginning in 1996 with the acquisition of LDG Re, the Company commenced a strategy of acquiring through merger or purchase, a number of companies whose business was underwriting agency activities, primarily in the aviation, medical stop-loss and workers' compensation insurance businesses. This was done in an effort to further diversify the Company's operations and to enhance the Company's ability to anticipate and capitalize on opportunities resulting from changing market conditions in the insurance industry. The Company continued this expansion in December, 1999, with the acquisition of The Centris Group, Inc. ("Centris") with its underwriting agency subsidiary, USBenefits Insurance Services, Inc. ("USB"), the operations of which have been integrated with HCCB. During 1999, the Company's management fees from underwriting agencies were $90.7 million, generated by $848.1 million in written premium. Management fees and written premium are expected to increase in 2000 with the inclusion of USB's business.

    Brokerage operations are performed by the Company's intermediary subsidiaries. The Company's intermediary operations consist of marketing, placing, consulting on and servicing insurance risks for its clients, which include insurance companies and other risk taking entities. The Company's intermediary subsidiaries specialize in employee benefits on a retail basis and reinsurance for both accident and health and property and casualty clients. In recent years, the Company has significantly expanded its intermediary operations internally and through acquisitions. The latest acquisition in this area, RML, was consummated in January, 1999. During 1999, the Company's commission income from its intermediary operations was $54.6 million.

    Subsidiaries of the Company also provide insurance claims adjustment and servicing to the Company's insurance company and agency subsidiaries and for unrelated entities. Additionally, from time to time, the Company will make strategic investments, generally in companies or operations in or related to the insurance industry. Certain of these investments are intended to enhance the Company's operations through strategic partnering in areas common to the investee and the Company. The Company's revenue from these investments is comprised of equity in earnings of the investee, dividends and gains on the sale of these investments.

STRATEGY

    The Company's operating philosophy as an insurer is to maximize underwriting profits while protecting shareholders' equity. The Company concentrates its writings in selected, narrowly defined lines of business in which it believes there is a substantial opportunity to achieve underwriting profits. The Company primarily underwrites lines of business which have relatively short lead times between the occurrence of an insured event and the reporting of claims to the Company. The Company's insurance products are marketed both directly and through independent and affiliated agents. With respect to its underwriting management, marketing and related services, the Company seeks to offer quality underwriting, decision-making, support, reinsurance capacity and financial and other resources to take advantage of market opportunities.

    The property and casualty insurance underwriting business has historically been cyclical and particular lines of business even experience their own cycles. These cycles are characterized by periods of excess capital and significant competition in policy pricing, terms and conditions, followed by periods of capital shortages, typically resulting from adverse loss experience, which lead to decreased competition, higher premium rates and stricter underwriting standards. The position of a particular line of business in its respective underwriting cycle depends on prevailing premium rates, availability and cost of reinsurance, and other market conditions. The Company considers each of these factors in determining when to increase or decrease premium volume in each line. With this approach, the Company focuses on increasing net earnings rather than premium volume or market share.

    The Company purchases a substantial amount of reinsurance to limit its net loss from both individual and catastrophic risks. The degree to which the Company reinsures varies by, among other things, the particular risks inherent in the policies underwritten, pricing of available reinsurance and competitive conditions within the relevant line of business.

    In its insurance company operations, the Company believes its operational flexibility, experienced underwriting personnel and access to and expertise in the reinsurance marketplace allow the Company to implement its strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, through its acquisition and ownership of insurance underwriting agencies and intermediary businesses, the Company believes that those service based businesses can both complement the Company's underwriting activities and serve as a source of revenue which may not be subject to the same level of volatility as traditional underwriting revenues. Many of the Company's insurance underwriting agency and intermediary subsidiaries act as agents or intermediaries on behalf of the Company's insurance company subsidiaries as well as for non-affiliated insurers. Additionally, claims adjusting and servicing subsidiaries provide services for the insurance company subsidiaries and their customers. The ability of the Company's insurance company subsidiaries to utilize an affiliated insurance underwriting agency, intermediary or service provider, and the corollary ability of such insurance underwriting agency, intermediary and service subsidiaries to place business with or provide other services to an affiliated insurer, permits the Company to earn a greater portion of the total income derived from generated premium.

    The Company's business plan is to expand its underwriting activities and continue the growth of its insurance underwriting agency and intermediary operations. The Company will also, from time to time, make strategic investments in companies that present an opportunity for future profit from sale or for enhancement of the Company's business. However, the Company's business plan is shaped by its underlying operating philosophy, which is to maximize underwriting profit opportunities, while protecting shareholders' equity. The Company expects to continue to seek to acquire complementary businesses with established managements and reputations in the insurance industry, whose business, the Company believes, can be enhanced through the synergism created by the Company's underwriting capabilities and its other insurance related businesses. As a result, the Company's primary interests are not necessarily in expanding market share or GWP, but rather in increasing net earnings. To accomplish this objective, the Company: (i) has been and is prepared to emphasize or reduce underwritings in certain lines of business as premium rates, the availability and cost of reinsurance and other market conditions warrant; (ii) will continue to attempt to limit its net loss exposure through the effective, prudent and conservative use of reinsurance; and (iii) will continue to review the possible acquisition of other specialty insurance companies and of other strategic operational investments.

INDUSTRY SEGMENT INFORMATION

    Financial information concerning the Company's operations by industry segment is set forth in the Consolidated Financial Statements and the Notes thereto.

MAJOR ACQUISITIONS

    On May 24, 1996, the Company issued 6,250,000 shares of its Common Stock to acquire all of the outstanding shares of LDG. LDG, now operating as LDG Re, acts on behalf of insurance and reinsurance companies as a reinsurance underwriting manager in the following lines of business: accident and health, special risks and alternative workers' compensation.

    On June 17, 1997, the Company issued 8,511,625 shares of its Common Stock and 604,575 options to purchase its Common Stock in order to acquire all of the outstanding shares and options to purchase shares of Avemco Corporation ("Avemco"), the parent corporation of a group of insurance companies, underwriting agencies and insurance related service companies. Avemco, through its insurance company subsidiaries, provided property and casualty insurance principally in the general aviation line of business. Avemco's primary insurance company subsidiaries were AIC and USSIC. The operations of USSIC were relocated to Houston, Texas and it became a subsidiary of HC.

    On February 27, 1998, the Company issued 1,600,000 shares of its Common Stock to acquire all of the outstanding shares of The Kachler Corporation ("Kachler"), now known as HCCEB. Kachler was a retail insurance agency specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States.

    On January 31, 1999, the Company acquired all of the outstanding stock of PEPYS Holdings, Limited ("PEPYS"). PEPYS is the sole shareholder of RML. The total initial consideration was $54.8 million in cash and deferred payments of $8.3 million in cash and 414,207 shares of the Company's Common Stock. Additional amounts may be paid in the future based upon the attainment of certain earnings benchmarks over the next four years. RML, the operating entity, provides intermediary services for reinsurance business placed by the Company's insurance company subsidiaries as well as unaffiliated insurance and reinsurance companies and underwriting agencies, primarily in the accident and health marketplace.

    On December 20, 1999, the Company acquired all of the outstanding shares of Centris following a tender offer at a price of $12.50 per share. The total consideration paid by the Company in connection with the Centris acquisition was $149.5 million. Centris was the parent corporation of a group of insurance companies and underwriting agencies principally operating in the medical stop-loss line of business. Centris' primary insurance company subsidiary was the entity now known as HCCL, whose operations are being relocated to Houston, and it has become a subsidiary of HC. The medical stop-loss underwriting agency operations of Centris have been combined with HCCB's operations.

    The Company continues to evaluate possible acquisition candidates and may complete one or more acquisitions during the remainder of 2000. The Company believes these future acquisitions will expand and strengthen its existing lines of business and perhaps provide access to additional specialty sectors, which management expects will contribute to the growth of the Company.

DISPOSITIONS

    In January, 1999, the Company sold its 21% interest in Underwriters Indemnity Holdings, the parent of Underwriters Indemnity Company, to RLI Corporation for $8.2 million. The Company realized a pre-tax gain of $4.9 million in connection with the sale. The Company's investment in Underwriters Indemnity Holdings was not material to the Company's' financial position and results of operations.

    In March, 2000, the Company sold Trafalgar Insurance Company ("TIC"), its Oklahoma domiciled surplus lines insurance company subsidiary, for consideration which approximated TIC's shareholders' equity determined on a GAAP basis. The operations of TIC and the gain realized on the sale were not material to the Company's revenue or net earnings.

INSURANCE COMPANY OPERATIONS

LINES OF BUSINESS

    The following table sets forth the Company's insurance company subsidiaries' GWP by line of business and the percent to total GWP for the three years ended December 31, 1999 (dollars in thousands):

                                                       1999                  1998                  1997
                                                -------------------   -------------------   -------------------
Accident and health reinsurance...............  $157,719      28%     $114,787      23%     $ 39,845      12%
Aviation......................................   210,029      37       203,573      40       164,519      47
Marine........................................    11,967       2        13,259       3        22,847       6
Medical stop-loss.............................    69,258      12         7,046       1         3,388       1
Offshore energy...............................     6,727       1        21,682       5         7,469       2
Property......................................    63,309      11       106,515      21        85,379      25
Workers' compensation.........................    27,747       5         8,958       2         --       --
Other.........................................    21,575       4        22,456       5        22,952       7
                                                --------     ---      --------     ---      --------     ---
  Total GWP...................................  $568,331     100%     $498,276     100%     $346,399     100%
                                                ========     ===      ========     ===      ========     ===

    The following table sets forth the Company's insurance company subsidiaries' net written premium ("NWP") by line of business and the percent to total NWP for the three years ended December 31, 1999 (dollars in thousands):

                                                       1999                  1998                  1997
                                                -------------------   -------------------   -------------------
Accident and health reinsurance...............  $ 37,725      27%     $ 39,949      33%     $ 24,777      17%
Aviation......................................    68,513      49        53,030      44        75,280      53
Marine........................................     5,483       4         5,654       5        17,271      12
Medical stop-loss.............................    20,332      15         3,415       3         3,388       2
Offshore energy...............................     1,133       1         2,324       2         1,416       1
Property......................................     2,945       2         8,356       6         8,636       6
Workers' compensation.........................       673    --           1,059       1         --       --
Other.........................................     3,120       2         8,096       6        12,085       9
                                                --------     ---      --------     ---      --------     ---
  Total NWP...................................  $139,924     100%     $121,883     100%     $142,853     100%
                                                ========     ===      ========     ===      ========     ===

UNDERWRITING

    DIRECT--The Company underwrites direct business produced through independent agents and brokers, affiliated intermediaries, and, by direct marketing efforts, primarily in small general aviation business.

    REINSURANCE ASSUMED--The Company's current reinsurance underwriting activities are primarily in: 1) the accident and health lines of business where the Company's insurance company subsidiaries participate in various insurance and reinsurance underwriting pools managed by its underwriting agency subsidiaries, and 2) facultative (individual account) reinsurance, particularly in the aviation and property lines of business. Typically, the facultative reinsurance is on international business in order to comply with local licensing requirements or as reinsurance of captives, and usually can be considered direct business, as the Company maintains underwriting and claims control. However, all of this business is recorded under the caption of "Reinsurance Assumed".

    AVIATION--Aviation underwriting was the Company's largest overall line of business in 1999 and in recent years the Company has grown into a market leader in the aviation insurance industry. The Company insures general aviation risks, including private aircraft owners and pilots, fixed base operations, rotor wing aircraft, corporate aircraft, cargo operations, commuter airlines and similar operations, both domestically and internationally. At this time, the Company does not generally insure major airlines, major manufacturers or satellites. The coverages underwritten include hull (including engines, avionics and other systems), liabilities, war, cargo and various ancillary coverages. Insurance claims related to general aviation business tend to be seasonal, with the bulk of claims incurring during the spring and summer months.

    The Company has been underwriting aviation risks since 1981 through HC. AIC has been insuring aviation risks since 1959. GWP has risen consistently since 1997, increasing from a combined $164.5 million to $210.0 million in 1999. This growth has occurred due to internal growth and acquisitions. Although, due to market conditions, domestic risks had not been a focus for the Company since the early 1990's, HC increased its writing of domestic general aviation risks late in 1996. With the acquisition of AIC and USSIC in mid-1997, the Company achieved the position of a major participant in the domestic general aviation insurance market. The Company's position is further enhanced by its aviation underwriting agency, HCCA. In 1997 and 1998, the Company experienced a decline in NWP due to the implementation of the Company's reinsurance program at AIC following its acquisition in 1997. Aviation NWP increased during 1999 as HCC increased its retentions.

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

    The Company has underwritten marine risks since 1984, primarily in HC. Premium rates were adequate through 1995 but competition has created downward pressure on these rates causing a reduction in the Company's GWP from $22.8 million in 1997 to $12.0 million in 1999 and a corresponding decrease in NWP from $17.3 million to $5.5 million for the same period. Underwriting operations have been moved to HC's branch office in London, where a substantial amount of the Company's business originates and experienced underwriters are more available.

    Reinsurance is maintained on an excess of loss basis to protect the Company against individual risk severity of loss and catastrophe exposure. Management believes that the marine risks underwritten by the Company carry a relatively low level of catastrophe exposure.

    OFFSHORE ENERGY--The Company has been underwriting offshore energy risks since 1988, primarily in HC. Offshore energy risks include drilling rigs, production and gathering platforms, and pipelines. Coverages underwritten include physical damage, liabilities, business interruption and various ancillary coverages.

    Rates have declined significantly during the past few years to levels where underwriting profitability is unlikely. Underwriting has been on a very selective basis, striving for quality rather than quantity. The disproportionately high GWP and NWP during 1998 was the result of one large policy that was substantially reinsured. Underwriting operations have been moved to HC's branch office in London, where a substantial amount of the Company's business originates and experienced underwriters are more available.

    Reinsurance is maintained on both a proportional and an excess of loss basis to protect the Company against individual risk severity of loss and the catastrophic exposure that exists, for example, from a hurricane in the Gulf of Mexico or a major platform explosion.

    PROPERTY--The Company specializes in writing the property risks of large, often multinational, corporations covering such commercial risks as hotels, office buildings, retail locations, factories, industrial plants, utilities, refineries, natural gas facilities and petrochemical plants. Coverage includes business interruption and physical damage and catastrophe risks including flood and earthquake.

    The Company has written property business since 1986, primarily in HC. During 1996, premium rates began to soften and this trend has continued through 1999 due in a large part to excess capacity and the absence of significant catastrophe losses. GWP has declined from $85.4 million in 1997 to $63.3 million in 1999 and is expected to decline further in 2000. NWP also declined from $8.6 million to $2.9 million in the same period. Property NWP will always be substantially less than GWP due to the amount of reinsurance purchased in order to protect the Company from catastrophe exposure. Underwriting operations have been moved to HC's branch office in London, where a substantial amount of the Company's business originates and experienced underwriters are more available.

    Reinsurance is maintained on both a proportional and an excess of loss basis to ensure adequate protection, particularly against catastrophic exposures. As an example, through December 31, 1999, the Company had gross losses of $60.8 million with respect to hurricanes Georges and Mitch both of which occurred during 1998. The after-tax net loss, after reinsurance, with respect to these hurricanes was $4.3 million. The Company conservatively estimates its aggregate exposure in any individual catastrophe zone and maintains catastrophe reinsurance to cover its exposure to any one occurrence.

    ACCIDENT AND HEALTH REINSURANCE--The Company began underwriting accident and health reinsurance risks in HC during 1996. These risks are underwritten primarily by LDG Re, which was acquired by the Company during that year. The risks underwritten include reinsurance in the accident and health special risks and alternative workers' compensation areas and occupational accident insurance for self-employed truckers. The Company's GWP increased from $39.8 million in 1997 to $157.7 million in 1999. This growth is from the Company's increased participation in and the growth of the business underwritten by LDG Re. NWP has not increased as dramatically as HC does not retain a large percentage of this premium.

    MEDICAL STOP-LOSS--Medical stop-loss business is written on an aggregate and specific basis for employer sponsored self-insured health plans. This business is underwritten by HCCB. The Company first began writing this business in 1996, and GWP and NWP have increased as a result of greater participation in and the growth of the business underwritten by HCCB. This growth is expected to continue in the future.

    WORKERS' COMPENSATION--The Company began writing statutory workers' compensation business primarily in USSIC in 1998 by participating in the business underwritten by HCCES. It is the intent of the Company to grow this line of business in the future internally and possibly through acquisition. GWP and NWP will rise in 2000, although substantial proportional reinsurance will continue to be purchased. There is relatively no catastrophe exposure in this line of business as there is very little business currently written in California or Florida. Losses in this line of business generally take longer to develop than in the Company's other lines of business.

INSURANCE COMPANY SUBSIDIARIES

    HOUSTON CASUALTY COMPANY--HC, the Company's principal insurance company subsidiary, is a Texas domiciled property and casualty insurer. HC is rated "A+, VIII" by A.M. Best and "AA" by Standard & Poor's and operates worldwide in most of the lines of business in which the Company specializes. HC's business is produced by independent agents and brokers, the group's underwriting agency and intermediary subsidiaries, and other insurance and reinsurance companies worldwide. HC has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in many of the lines of business in which the Company specializes. As of December 31, 1999, HC had statutory policyholders' surplus of $250.2 million.

    HOUSTON CASUALTY COMPANY--LONDON--HC was authorized by Her Majesty's Treasury in 1998 to operate a full branch office in the United Kingdom. HC established its London branch operation in order to more closely align its underwriting operations with the London market, a historical focal point for many of the markets in which HC operates. To this end, the Company has transferred most of the underwriting responsibility for the lines of business HC writes, except aviation and, to some extent, accident and health to this branch.

    HCC LIFE INSURANCE COMPANY--HCCL is an Indiana domiciled life insurance company and former subsidiary of Centris, which became a direct subsidiary of HC in December, 1999 following the Centris acquisition. HCCL is rated "A-" (Excellent) by A.M. Best and operates as an accident and health insurer on an admitted basis in 41 states and the District of Columbia. The Company expects to expand HCCL's operations through its utilization as an insurer of medical stop-loss and related life insurance products underwritten by HCCB. At
December 31, 1999, HCCL had statutory policyholder's surplus of $70.5 million.

    U.S. SPECIALTY INSURANCE COMPANY--USSIC is a Texas domiciled property and casualty insurance company. It is a direct subsidiary of HC. USSIC is rated "A+, VII" by A.M. Best and "AA" by Standard & Poor's. USSIC operates on an admitted basis throughout the United States primarily writing general aviation, workers' compensation and alternative workers' compensation insurance produced by underwriting agency subsidiaries of the Company. As of December 31, 1999, USSIC had statutory policyholders' surplus of $104.4 million.

    AVEMCO INSURANCE COMPANY--AIC was organized in 1959 and became a subsidiary of the Company in June, 1997. AIC is a Maryland domiciled property and casualty insurer, is rated "A+, VI" by A.M. Best and "AA" by Standard & Poor's and operates primarily as a direct market underwriter of general aviation business on an admitted basis throughout the United States and Canada (except Quebec). In addition, as a part of the Company's overall operations, AIC has become an insurer of medical stop-loss products underwritten by HCCB. At December 31, 1999, AIC had statutory policyholders' surplus of $62.5 million.

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

LINES OF BUSINESS

    The following table sets forth the Company's underwriting agency subsidiaries' premium by lines of business for the three years ended December 31, 1999 (dollars in thousands):

                                                        1999                     1998                     1997
                                                 -------------------      -------------------      -------------------
Accident and health reinsurance................  $452,017      53%        $356,530      50%        $258,716      55%
Aviation.......................................    91,156      11           92,668      13           49,581      10
Medical stop-loss..............................   184,302      22          182,528      26           93,435      20
Occupational accident..........................    54,000       6           48,100       7           46,909      10
Workers' compensation..........................    52,758       6            4,429       1            --       --
Other..........................................    13,883       2           21,932       3           24,798       5
                                                 --------     ---         --------     ---         --------     ---
    Total premium..............................  $848,116     100%        $706,187     100%        $473,439     100%
                                                 ========     ===         ========     ===         ========     ===

UNDERWRITING AGENCY SUBSIDIARIES

    LDG REINSURANCE CORPORATION--LDG Re, with operations in Wakefield, Massachusetts and New York City, New York, acts as an underwriting manager writing accident and health, special risks and alternative workers' compensation reinsurance. In 1999, LDG Re generated approximately $360.2 million of written premium, the majority of which was written on behalf of non-affiliated insurance companies.

    LDG RE (LONDON), LTD.--LDG Re-London, located in London, England, is an underwriting manager writing accident and health reinsurance business. During 1999, LDG Re-London generated approximately $90.1 million of written premium. During 2000, LDG Re-London will underwrite primarily on behalf of HC-London.

    HCC BENEFITS CORPORATION--HCCB, with its home office in Atlanta, Georgia and regional offices in Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas, acts as an underwriting manager writing medical stop-loss and excess medical insurance products to employer sponsored self-insured health plans. In 1999, HCCB generated approximately $184.3 million of medical stop-loss written premium and $6.7 million of other written premium, the majority of which was underwritten on behalf of non-affiliated insurance companies. In 1999, the acquired Centris agencies generated approximately $214.2 million of written premium. It is expected that in 2000 a substantial part of the overall written premium for HCCB will be issued through HCCL and AIC.

    HCC AVIATION GROUP, INC.--HCCA, with offices in Dallas, Texas and Glendale, California, together with the Company's insurance company subsidiary AIC, provides the base for the Company's presence in the domestic general aviation market. HCCA acts as an underwriting manager on behalf of USSIC in the areas of private and corporate aircraft, commercial agricultural aircraft, antique and vintage military aircraft, small to medium sized airports, and commercial operators. During 1999, HCCA generated approximately $91.1 million of written premium.

    HCC EMPLOYER SERVICES, INC.--HCCES, with operations in Northbrook, Illinois, Montgomery, Alabama and Dallas, Texas, acts as an underwriting manager on behalf of affiliated and non-affiliated insurance companies, providing occupational accident and health insurance to self-employed truckers and workers' compensation insurance to small and medium size businesses. HCCES generated approximately $101.6 million in premium in 1999.

    Management fees generated by underwriting agency subsidiaries in 1999 amounted to $90.7 million, an increase of 23% over 1998.

COMBINED INSURANCE COMPANY AND UNDERWRITING AGENCY OPERATIONS

    The Company's combined GWP was over $1.1 billion, after intercompany eliminations, in 1999 with its insurance company operations writing
$568.3 million and its underwriting agency operations writing $848.1 million, before intercompany eliminations.

INTERMEDIARY OPERATIONS

    The services performed by the Company's insurance intermediary subsidiaries consist of marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, insurance and reinsurance companies or other risk taking entities. The intermediary subsidiaries earn commission income and to a lesser extent fees for certain services, generally from the underwriters with whom the business is placed. Certain of these risks may be initially underwritten by the Company's insurance company subsidiaries who may retain a portion of the risk.

    HCC EMPLOYEE BENEFITS, INC.,--HCCEB, based in Houston, Texas, is a retail insurance agency and consulting firm specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States.

    HCC INTERMEDIARIES, INC.--HCCI, based in Houston, Texas, is an intermediary specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in the same lines of business that the Company underwrites. This business is placed with domestic and international insurance companies, including affiliated insurance companies, on a direct basis and through other intermediaries. In addition, HCCI acts as a reinsurance intermediary on behalf of affiliated and non-affiliated insurance companies.

    RATTNER MACKENZIE LIMITED--RML is an intermediary based in London, England. RML is a Lloyd's broker specializing in accident and health reinsurance and certain specialty property and casualty lines of business. Management believes that RML is considered a market leader in its core businesses. RML serves as an intermediary for reinsurance business placed by unaffiliated insurance and reinsurance companies and underwriting agencies as well as the Company's insurance company subsidiaries.

    Commission income generated by intermediary subsidiaries in 1999 amounted to $54.6 million, an increase of 42% over 1998.

OTHER OPERATIONS

    The Company's other operations consist of subsidiaries that are not insurance companies, underwriting agencies or intermediaries. These operations generally are insurance related services that may be performed for the Company's subsidiaries, its reinsurers or unaffiliated entities. The revenue earned from these services primarily consist of fees, commissions or the sales price of products sold. The subsidiaries currently operating in this segment provide insurance claims adjusting services and the development and sale of insurance industry related software. Additionally, other operations include the returns received from certain insurance related strategic operational investments which the Company makes from time to time. Certain of these investments provide strategic partnering opportunities. These returns may be in the form of equity in the earnings of the investee, dividends or gains from the disposition of these investments.

    Other operating income was $28.5 million in 1999, up 28% from 1998.

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

    Reinsurance is ceded on both a proportional and an excess of loss basis. Management believes that the Company reinsures its risks to a greater extent than most of its competitors and most other insurance companies. This strategy greatly reduces the likelihood of a significant net loss from insurance company operations and is also intended to protect the Company's shareholders' equity. Under its current reinsurance protections, the Company has limited its net retained loss, across any single line of business, to a maximum of approximately $1.0 million for any one risk, but significantly less on most risks.

    The type, cost and limits of reinsurance purchased can vary from year to year based upon the Company's desired retention levels and the availability of quality reinsurance at a reasonable price. The Company's reinsurance programs renew throughout the year. Excess of loss programs that expired in 1999 have been renewed with some increase in reinsurance costs. Additionally, the Company retained higher percentages of its business in connection with certain lines of business reinsured on a proportional basis. The Company plans to continue to increase its retentions as underwriting conditions improve.

    The availability of reinsurance continues to be an important part of the Company's business plan, protecting shareholders' equity from catastrophe losses and the inconsistencies of the insurance cycle. Important relationships have been built up over the years with many core reinsurers who have supported the Company in good and bad times. The Company intends to continue to share its business with these partners as underwriting profitability returns, to allow them to recoup losses and build even stronger relationships for the future. Management believes that increased retentions during profitable periods are made possible not at the sacrifice of core reinsurers but through reduction of facultative reinsurance and the natural attrition of certain reinsurers who exit lines of business or severely curtail their writings. This reduction in reinsurance market capacity causes rates to rise but the increased rates historically have been passed on to the primary market clients.

    The Company structures a specific reinsurance program for each line of business it underwrites. This reinsurance is placed in order to protect the Company from exposure to foreseeable events. The Company places reinsurance proportionally to cover loss frequency and catastrophe exposure. The Company places additional reinsurance on an excess of loss basis to cover individual risk severity of loss and on a catastrophe basis to cover exposure from occurrences involving multiple risks, such as those resulting from a hurricane or an earthquake. The Company does not intend to expose itself to any net loss in excess of its reinsurance protection.

    The Company writes business in areas exposed to catastrophic losses and has exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states, particularly in Florida and Texas, the Caribbean and Mexico. The Company carefully assesses its overall exposures to a single catastrophic event and applies procedures that it believes are more conservative than are typically used by the industry to ascertain the Company's probable maximum loss ("PML") from any single event. The Company maintains reinsurance protection which it believes is sufficient to cover any foreseeable event.

    The Company receives an overriding (ceding) commission on the premium ceded to reinsurers. This compensates the Company for the direct costs associated with the production of the premium, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of the Company's reinsurance treaties allow the Company to share with the reinsurers in any net profits generated under such treaties.

    The ceding of reinsurance does not discharge the Company from liability to its policyholders. The Company is required to pay losses even if the reinsurer fails to meet its obligations under the reinsurance contract. To minimize its exposure to reinsurance credit risk, the Company places its reinsurance with a diverse group of financially sound reinsurers. The Company's 2000 treaty reinsurance programs were placed with more than 92 domestic and foreign reinsurers. As of December 31, 1999, the total amount recoverable from reinsurers with respect to property and casualty insurance was approximately $683.3 million, of which $91.3 million represents paid losses recoverable (in the ordinary course of business) and $597.5 million represents outstanding losses and estimated incurred but not reported loss recoverables, less a $5.5 million reserve for potentially uncollectible reinsurance. In addition, ceded unearned premium was $133.7 million. Of the $683.3 million, $122.8 million was added as a result of the Centris acquisition in late December, 1999. As of December 31, 1999, the Company held $154.1 million of irrevocable letters of credit and $19.9 million in cash to collateralize a portion of the total amount recoverable and had other payable balances due to its reinsurers of $213.0 million as potential offsets against reinsurance recoverables. The estimated duration for the Company's outstanding losses is two years, as the majority of the Company's business has historically had shorter lead times between the occurrence of an insured event and the final settlements. The following table shows property and casualty reinsurance balances relating to the reinsurers with net recoverable balances greater than $10.0 million as of December 31, 1999. The total recoverables column includes paid loss recoverable, outstanding loss recoverable, IBNR recoverable and ceded unearned premium.

                                                                                            LETTERS OF CREDIT,
                                             A.M. BEST                          TOTAL       CASH DEPOSITS AND
REINSURER                                      RATING         LOCATION       RECOVERABLES     OTHER PAYABLES         NET
---------                                   ------------   ---------------   ------------   ------------------   ------------
December 31, 1999:

Underwriters at Lloyd's...................  A              United Kingdom    $156,650,000      $22,805,000       $133,845,000
Underwriters Indemnity Company *..........  A-             Texas              50,451,000         4,201,000         46,250,000
SCOR Reinsurance Company..................  A+             New York           41,137,000         1,740,000         39,397,000
AXA Reinsurance Company...................  A+             Delaware           37,690,000         5,013,000         32,677,000
NAC Reinsurance Company **................  A+             New York           23,153,000         6,105,000         17,048,000
Transamerica Occidental Life Ins. Co......  A+             California         22,481,000         6,102,000         16,379,000
St. Paul Fire and Marine Insurance Co.....  A+             Minnesota          17,577,000         1,721,000         15,856,000
Odyssey America Reinsurance Corp..........  A              Connecticut        19,114,000         5,891,000         13,223,000
Sun Life Assurance Company of Canada......  A++            Canada             17,996,000         4,786,000         13,210,000
GE Reinsurance............................  A++            Illinois           16,535,000         4,869,000         11,666,000
Chartwell Reinsurance Company ***.........  A              Minnesota          12,736,000         2,074,000         10,662,000

------------------------------

*   Underwriters Indemnity Company was acquired by RLI Corporation in January,
    1999.

**  NAC Reinsurance Corporation was acquired by XL Capital, Ltd. in June, 1999.

*** Chartwell Reinsurance Company was acquired by Trenwick Group, Inc. in
    October, 1999.

    Prior to our acquisition of Centris, its life insurance company subsidiary, now HCCL, sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $95.8 million as of December 31, 1999.

    In 1999, the Company recorded a $43.5 million provision for reinsurance to reflect an estimated $29.5 million pre-tax loss for the insolvency of one of the Company's reinsurers and an estimated $14.0 million pre-tax loss, the majority of which represents the discount on ceded reserves, related to the commutation of all liabilities with another reinsurer. This commutation, made at the Company's request, was finalized and settled in February, 2000. In connection with the commutation, the Company received cash and other amounts totaling
$56.5 million. Additionally, as of December 31, 1999 the Company has established a reserve of $5.5 million which management believes is sufficient to absorb any potential losses related to its reinsurance recoverables. However, the adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based upon current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and will continue to take actions to protect shareholders' equity.

OPERATING RATIOS

PREMIUM TO SURPLUS RATIO

    The following table shows, for the periods indicated, the ratio of statutory GWP and NWP to statutory policyholders' surplus for the Company's property and casualty insurance company subsidiaries:

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                           (DOLLARS IN THOUSANDS)
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
GWP.......................................  $576,184   $500,962   $346,094   $340,367   $338,753
NWP.......................................   150,261    123,315    143,068    189,022    184,028
Policyholders' surplus....................   315,474    369,401    331,922    288,863    251,125
GWP ratio.................................     182.6%     135.6%     104.3%     117.8%     134.9%
GWP industry average (1)..................         *      147.9      154.7      179.9      194.0
NWP ratio.................................      47.6%      33.4%      43.1%      65.4%      73.3%
NWP industry average (1)..................         *       84.3       89.7      105.2      113.0

------------------------

* Not available

(1) Source: A.M. Best.

    While there is no statutory requirement regarding a permissible premium to surplus ratio, guidelines established by the National Association of Insurance Commissioners ("NAIC") provide that a property and casualty insurer's annual statutory GWP should not exceed 900% and NWP should not exceed 300% of its policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. In keeping with its philosophy of protecting its shareholders' equity and limiting its aggregate loss exposure, the Company maintains premium to surplus ratios significantly lower than such guidelines and generally well below industry norms. These ratios are expected to increase, however, as the Company's insurance company subsidiaries continue to increase their participation as policy issuers for business written by the Company's underwriting agency subsidiaries and their retention of that business.

COMBINED RATIO

    The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The Company's insurance subsidiaries' loss ratio, expense ratio and combined ratio, determined on the basis of statutory accounting principles ("SAP"), are shown in the following table:

                                                        1999          1998          1997          1996          1995
                                                      --------      --------      --------      --------      --------
Loss ratio..........................................   107.1%         67.2%         61.6%         64.4%         66.4%
Expense ratio.......................................    22.8          15.7          17.2          19.2          18.1
                                                       -----         -----         -----         -----         -----
Combined ratio......................................   129.9%         82.9%         78.8%         83.6%         84.5%
                                                       =====         =====         =====         =====         =====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999.................   104.1%
                                                       =====
Industry average (1)................................   107.7%        105.6%        101.6%        105.7%        106.3

------------------------

(1) Source: A.M. Best.

    The SAP basis ratio data is not intended to be a substitute for results of operations on the basis of generally accepted accounting principles ("GAAP"). The differences between SAP and GAAP are described in Note (15) of the Company's consolidated financial statements. Including this information on a SAP basis is meaningful and useful to allow a comparison of the Company's operating results with those of other companies in the insurance industry. A.M. Best reports on insurer performance on a SAP basis to provide for more standardized comparisons among individual companies, as well as overall industry performance.

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

    With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy insurance and workers' compensation insurance underwritten by the Company have historically had longer lead times between the occurrence of an insured event, reporting of the claim to the Company, and final settlement. In such cases, the Company is forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance the Company underwrites, such as most aviation, property and medical stop-loss, historically have shorter lead times between the occurrence of an insured event, reporting of the claim to the Company and final settlement. The reserves with respect to such classes are, therefore, less likely to be adjusted. The classes of insurance with shorter lead times currently represent the majority of the risks underwritten by the Company's insurance company operations.

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

    The first line of each loss development triangle presents, for each of the years indicated, the gross reserve liability including the reserve for IBNR losses. The first section of each table shows, by year, the cumulative amounts of loss and LAE paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of December 31, 1999, the difference between the latest re-estimated liability and the reserves as originally estimated.

    The following loss development triangle shows development in loss reserves on a gross basis:

                         1999       1998       1997       1996       1995       1994       1993       1992
                       --------   --------   --------   --------   --------   --------   --------   ---------
Balance sheet
  reserves:..........  $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178   $ 129,503
Cumulative paid as
  of:
  One year later.....              229,746    160,324    119,453    118,656     97,580     82,538      83,574
  Two years later....                         209,724    179,117    167,459    143,114    126,290     130,379
  Three years
    later............                                    193,872    207,191    166,541    157,509     158,973
  Four years later...                                               214,046    192,540    176,472     182,193
  Five years later...                                                          195,930    195,269     192,512
  Six years later....                                                                     197,147     213,052
  Seven years
    later............                                                                                 215,280

Re-estimated
  liability as of:
  End of year........   871,104    460,511    275,008    229,049    200,756    170,957    144,178     129,503
  One year later.....              550,545    308,501    252,236    243,259    186,898    163,967     162,827
  Two years later....                         316,250    249,013    248,372    207,511    183,015     176,817
  Three years
    later............                                    250,817    247,053    214,738    203,137     194,419
  Four years later...                                               248,687    220,695    211,546     215,531
  Five years later...                                                          217,892    218,182     222,746
  Six years later....                                                                     214,498     234,115
  Seven years
    later............                                                                                 231,269

Cumulative redundancy
  (deficiency).......             $(90,034)  $(41,242)  $(21,768)  $(47,931)  $(46,935)  $(70,320)  $(101,766)

    The gross deficiencies result from three principal conditions. The first is the development of large claims on individual policies which were either reported late by or for which reserves were increased as subsequent information became available from the insurance companies that are responsible for adjusting the claims. However, as these policies were substantially reinsured, there was no material effect to the Company's net earnings. Secondly, during 1999 in connection with the insolvency of one of the Company's reinsurers and with the commutation, finalized subsequent to year-end, of all liabilities with another, the Company re-evaluated all reserves and IBNR related to business placed with these reinsurers to determine the ultimate losses it might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999. Thirdly, for the years prior to 1997, the runoff of the retrocessional excess of loss business, which the Company underwrote between 1988 and 1991, experienced gross development. This development is due primarily to the delay in reporting of losses by the London insurance market, coupled with the unprecedented number of catastrophe losses during that period. This business is substantially reinsured, thereby not having a material effect on the Company's net earnings.

    The following loss development triangle shows development in loss reserves on a net basis:

                                       1999       1998       1997       1996       1995       1994       1993       1992
                                     --------   --------   --------   --------   --------   --------   --------   --------
Gross reserves for loss and LAE....  $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178   $129,503
Less reinsurance recoverables......   597,498    341,599    155,374    111,766    101,497     95,279     82,289     81,075
                                     --------   --------   --------   --------   --------   --------   --------   --------

Reserves for loss and LAE, net of
  reinsurance......................   273,606    118,912    119,634    117,283     99,259     75,678     61,889     48,428

Effect on loss reserves of 1999
  write off of ceded outstanding
  and IBNR reinsurance
  recoverables.....................        --     63,851     15,008      2,636      1,442         51         --         --
                                     --------   --------   --------   --------   --------   --------   --------   --------

Reserves for loss and LAE net of
  reinsurance and adjusted for
  writeoff.........................   273,606    182,763    134,642    119,919    100,701     75,729     61,889     48,428

Cumulative paid, net of
  reinsurance, as of:
  One year later...................               56,052     48,775     47,874     41,947     36,500     29,258     18,978
  Two years later..................                          64,213     66,030     56,803     49,283     41,207     32,733
  Three years later................                                     72,863     64,798     56,919     46,576     36,536
  Four years later.................                                                67,355     60,441     51,536     38,480
  Five years later.................                                                           61,781     53,110     40,327
  Six years later..................                                                                      53,879     40,550
  Seven years later................                                                                                 41,133
  Eight years later................
  Nine years later.................
  Ten years later..................

Re-estimated liability, net of
  reinsurance, as of:
  End of year......................   273,606    182,763    134,642    119,919    100,701     75,729     61,889     48,428
  One year later...................              187,377    120,049    116,145     95,764     72,963     59,659     45,812
  Two years later..................                         116,745    101,595     94,992     74,887     60,079     44,964
  Three years later................                                     97,353     85,484     76,474     62,224     46,129
  Four years later.................                                                80,890     73,660     64,377     48,993
  Five years later.................                                                           69,528     64,103     50,785
  Six years later..................                                                                      59,408     50,585
  Seven years later................                                                                                 46,071
  Eight years later................
  Nine years later.................
  Ten years later..................

Cumulative redundancy
  (deficiency).....................             $ (4,614)  $ 17,897   $ 22,566   $ 19,811   $  6,201   $  2,481   $  2,357

                                       1991       1990       1989
                                     --------   --------   --------
Gross reserves for loss and LAE....  $123,248   $108,027   $96,477
Less reinsurance recoverables......    83,727     60,194    45,160
                                     --------   --------   -------
Reserves for loss and LAE, net of
  reinsurance......................    39,521     47,833    51,317
Effect on loss reserves of 1999
  write off of ceded outstanding
  and IBNR reinsurance
  recoverables.....................        --         --        --
                                     --------   --------   -------
Reserves for loss and LAE net of
  reinsurance and adjusted for
  writeoff.........................    39,521     47,833    51,317
Cumulative paid, net of
  reinsurance, as of:
  One year later...................    18,416     23,450    22,660
  Two years later..................    23,057     33,815    34,300
  Three years later................    31,903     35,912    40,806
  Four years later.................    33,875     42,465    41,878
  Five years later.................    34,970     43,422    46,734
  Six years later..................    36,203     43,690    47,164
  Seven years later................    35,413     44,611    47,229
  Eight years later................    35,960     43,715    47,928
  Nine years later.................               44,203    46,308
  Ten years later..................                         46,646
Re-estimated liability, net of
  reinsurance, as of:
  End of year......................    39,521     47,833    51,317
  One year later...................    38,575     44,887    49,475
  Two years later..................    38,656     45,435    47,313
  Three years later................    39,176     44,689    48,085
  Four years later.................    40,407     45,507    47,884
  Five years later.................    43,418     46,805    47,933
  Six years later..................    45,142     48,932    48,086
  Seven years later................    43,924     50,190    49,392
  Eight years later................    39,858     49,732    50,324
  Nine years later.................               47,422    50,101
  Ten years later..................                         48,479
Cumulative redundancy
  (deficiency).....................  $   (337)  $    411   $ 2,838

    The Company believes that its loss reserves are adequate to provide for all material net incurred losses.

    The following table provides a reconciliation of the gross liability of loss and LAE on a GAAP basis for the three years ended December 31, 1999 (dollars in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Reserves for loss and LAE at beginning of year..............  $460,511   $275,008   $229,049
Reserves acquired with purchase of subsidiaries.............   146,233      3,877      1,919
Provision for loss and LAE for claims occurring in the
  current year..............................................   595,425    461,429    269,505
Increase in estimated loss and LAE for claims occurring in
  prior years (1)...........................................    90,034     33,493     23,187
                                                              --------   --------   --------
Incurred loss and LAE.......................................   685,459    494,922    292,692
                                                              --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year..............................................   191,353    152,972    129,199
  Prior years...............................................   229,746    160,324    119,453
                                                              --------   --------   --------
Loss and LAE payments.......................................   421,099    313,296    248,652
                                                              --------   --------   --------
Reserves for loss and LAE at end of the year................  $871,104   $460,511   $275,008
                                                              ========   ========   ========

------------------------

(1) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    The following table provides a reconciliation of the liability for loss and LAE, net of reinsurance ceded, on a GAAP basis for the three years ended December 31, 1999 (dollars in thousands):

                                                                1999       1998       1997
                                                              --------   --------   --------
Reserves for loss and LAE at beginning of year..............  $118,912   $119,634   $117,283
Reserves acquired with purchase of subsidiaries.............    55,523      3,877      1,919
Effect on loss reserves of write off of ceded outstanding
  and IBNR reinsurance recoverables.........................    82,343      --         --
Provision for loss and LAE for claims occurring in the
  current year..............................................   105,036    105,895    100,288
Increase (decrease) in estimated loss and LAE for claims
  occurring in prior years (2)..............................     4,614    (14,593)    (3,774)
                                                              --------   --------   --------
Incurred loss and LAE.......................................   109,650     91,302     96,514
                                                              --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year..............................................    36,770     47,126     48,208
  Prior years...............................................    56,052     48,775     47,874
                                                              --------   --------   --------
Loss and LAE payments.......................................    92,822     95,901     96,082
                                                              --------   --------   --------
Reserves for loss and LAE at end of the year................  $273,606   $118,912   $119,634
                                                              ========   ========   ========

------------------------

(2) Changes in loss and LAE reserves on a GAAP basis, for losses occurring in prior years, reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

    Although the Company experienced a gross loss deficiency during the three years ended December 31, 1999, because the business is substantially reinsured in the lines where adverse development has occurred, there is no material adverse effect on a net loss basis.

    During 1999, the Company had net loss and LAE deficiency of $4.6 million relating to prior year losses compared to redundancies of $14.6 million in 1998 and $3.8 million in 1997. The deficiencies and redundancies in the net reserves result from the Company's and its actuaries' continued review of its loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company believes it has provided for all material net incurred losses.

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

    The Company has no material exposure to environmental pollution losses, as HC only began writing business in 1981 and policies issued by HC normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCCL, AIC and USSIC, because of the types of risks insured, are not considered to have significant environmental exposures. Therefore, the Company does not expect to experience any material development in reserves from environmental pollution claims.

INVESTMENTS

    Insurance company investments must comply with applicable laws and regulations which prescribe the type, quality and concentration of investments. In general, these laws and regulations permit investments, within specified limits and subject to certain qualifications, in Federal, state and municipal obligations, corporate bonds and preferred and common equity securities. As of December 31, 1999, the Company had $581.3 million of investment assets, the majority of which were held by its insurance company subsidiaries.

    The Company's investment policy is determined by the Company's Board of Directors and its Investment Committee and is reviewed on a regular basis. Pursuant to its investment policy, the Company concentrates its investments in obligations of states, municipalities and political subdivisions, the interest income from which is predominantly exempt from Federal income tax. The Company generally intends to hold such securities to maturity, however, the Company regularly re-evaluates its position based upon market conditions, which may cause the Company to restructure its portfolio and realize gains or losses in order to maximize its total return on investments. Accordingly, all fixed income securities are classified as available for sale and are recorded at market value.

    The Company engaged a nationally prominent investment advisor, New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., in January, 2000 to oversee the Company's investments, subject to the Company's investment policies. Previously, the Company had managed its own investments. Therefore, it is possible that the Company's investment policies may be changed based on the advice of the investment advisor, although no material change is anticipated.

    The insurance companies acquired in the Centris acquisition had portfolios of preferred and common stocks which are recorded at market value for financial reporting purposes. It has not been the Company's policy to invest in equity securities. These equity securities were sold during the first quarter of 2000.

    The Company's financial statements reflect an unrealized loss on fixed income securities available for sale as of December 31, 1999, of $893,000. Since the Company's intention is to hold these securities until maturity, it does not currently expect to realize any significant gain or loss on these investments.

    The Company has maintained a substantial level of cash and liquid short-term instruments in its insurance company subsidiaries in order to maintain the ability to fund losses of the Company's insureds. The underwriting agencies and intermediaries typically have short-term investments, which are fiduciary funds held on behalf of others. As of December 31, 1999, the Company had cash and short-term investments of approximately $242.2 million, of which, $73.8 million are in the Company's insurance company subsidiaries.

    The following tables reflect the investments of the Company (dollars are expressed in thousands). The table set forth below reflects the average amount of investments, income earned, and the yield thereon for the three years ended December 31, 1999:

                                                                1999       1998       1997
                                                              --------   --------   --------
Average investments.........................................  $552,654   $522,209   $496,010
Net investment income.......................................    30,933     29,335     27,587
Average yield (1)...........................................       5.6%       5.6%       5.6%
Average tax equivalent yield (1)............................       7.1%       7.3%       7.3%

------------------------

(1) Excluding realized and unrealized capital gains and losses.

    The table set forth below summarizes, by type, the investments of the Company as of December 31, 1999:

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
Short-term investments......................................  $215,694          37%
U.S. Treasury securities....................................    57,505          10
Obligations of states, municipalities and political
  subdivisions..............................................    99,459          17
Special revenue.............................................   163,644          28
Other fixed income securities...............................    22,033           4
Marketable equity securities................................    19,970           3
Other investments...........................................     3,017           1
                                                              --------         ---
  Total investments.........................................  $581,322         100%
                                                              ========         ===

    The table set forth below indicates the expected maturity distribution of the Company's fixed income securities as of December 31, 1999:

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
One year or less............................................  $ 37,052          11%
One year to five years......................................   107,647          32
Five years to ten years.....................................    97,250          28
Ten years to fifteen years..................................    68,695          20
More than fifteen years.....................................    31,997           9
                                                              --------         ---
  Total fixed income securities.............................  $342,641         100%
                                                              ========         ===

    The value of the Company's portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of the Company's fixed income securities have call or prepayment options. This could subject the Company to reinvestment risk should interest rates fall or issuers call their securities and the Company invests the proceeds at lower interest rates. The Company mitigates this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The Company's fixed income securities have a weighted average maturity of seven years and a weighted average duration of five years.

BANK LOAN

    On December 17, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $300.0 million Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on

December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of HC, HCCL, AIC and USSIC and by the pledge of stock and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $150.0 million Revolving Credit Facility and $100.0 million Short-term Revolving Loan Facility entered into as of March 8, 1999, which has been terminated, and to partially fund the Centris acquisition. As of December 31, 1999, total debt outstanding under the Facility was $235.0 million. Unrelated to the Facility, in December, 1999, the Company entered into an $80 million bridge loan with a bank in connection with the Centris acquisition. The full amount of the bridge loan was repaid prior to December 31, 1999, immediately following the Centris acquisition.

FOREIGN EXCHANGE

    The Company's balances denominated in foreign currency fluctuate as transactions are recorded and settled. On a very limited basis in the past, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but incurs expenses in British Pound Sterling ("GBP"). To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2000. As of December 31, 1999, the Company had forward contracts to sell US $12.0 million for GBP at an average rate of 1.00 GBP equals US $1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, the Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

COMPETITION

    The insurance business is generally highly competitive. The Company faces competition from domestic and foreign insurers, underwriting agencies and intermediaries. The Company's profitability is affected by many other factors, including rate competition, severity and frequency of claims, interest rates, state regulations, the judicial climate and general business conditions, all of which are outside the control of the Company. In addition to competition in the operation of its business, the Company faces competition from a variety of sources in attracting and retaining qualified employees.

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

    The Company's insurance subsidiaries, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Within the states, the method of such regulation varies but generally has its source in statutes that delegate regulatory powers to an insurance official. The regulation relates primarily to approval of policy forms and rates, the standards of solvency that must be met and maintained, including risk based capital measurements, the licensing of insurers and their agents, the nature of and limitations of investments, restrictions of the size of risks which may be insured under a single policy, deposits of securities for the benefit of policyholders, methods of accounting, periodic examinations of the affairs of insurance companies, the form and content of records of financial condition required to be filed, and reserves for unearned premiums, losses and other purposes. In general, such regulations are intended primarily for the protection of policyholders rather than shareholders. Compliance is monitored by the state insurance departments through periodic reporting procedures and examinations. The quarterly and annual financial reports to the regulators in the United States utilize accounting principles which are different from the GAAP used by the Company in its reports to shareholders. SAP, in keeping with the intent to assure the protection of policyholders, is generally based on a liquidation concept while GAAP is based on a going-concern concept.

    In addition to the regulatory supervision of the insurance company subsidiaries of the Company, as an insurance holding company, the Company is subject to the insurance holding company system regulatory requirements of the states of California, Indiana, Maryland, Missouri, Pennsylvania and Texas. Under such regulations, the Company is required to report information regarding its capital structure, financial condition and management. The Company is also required to provide prior notice to insurance regulatory authorities of certain agreements and transactions between the Company and its affiliates. These agreements and transactions must satisfy certain regulatory requirements.

    State insurance laws regulate the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by such laws to the payment of dividends above a specified level. Dividends in excess of those thresholds are "extraordinary dividends" and subject to prior regulatory approval.

    Additionally, the underwriting agency, intermediary and services operations of the Company are subject to state insurance laws and regulations which may require the licensing of insurance agents, brokers, reinsurance intermediaries, reinsurance underwriting managers, third party administrators and underwriting agents and which regulate certain aspects of their business. These laws and regulations may include requirements for certain provisions in contracts entered into between the Company and various insurers or reinsurers, record keeping and reporting requirements, limitations on authority, advertising and business practice rules, and other matters. The manner of operating the Company's agency activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that a firm operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, the Company may have arrangements with residents or business entities licensed to act in the state.

    In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations, and licenses may be denied or revoked for various reasons, including the violation of such regulations. In some instances, the Company follows practices based on its interpretations, or those that it believes may be generally followed by the industry, of laws and regulations, which may be different from requirements or interpretations of regulatory authorities. There can be no assurance that the Company has all such required licenses, approvals or complying contracts or that such licenses, approvals or complying contracts can always be obtained or continued. Accordingly, the possibility exists that the Company may be precluded or temporarily suspended from carrying on some or all of its activities or otherwise penalized in a given jurisdiction. Such preclusion or suspension could have a material adverse effect on the business and results of operations of the Company.

    HC is domiciled in Texas. It operates on an admitted basis in Texas and may write reinsurance on all lines of business that it may write on a direct basis. HC is an accredited reinsurer in 34 states and is an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 46 states, three U.S. territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted companies on risks which are not insured by admitted companies. All surplus lines insurance is written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer. Additionally, HC operates a branch office in London, England which is subject to regulation by regulatory authorities in the United Kingdom. AIC is domiciled in Maryland and operates as a licensed admitted insurer in all states, the District of Columbia, and all Canadian provinces (except Quebec). USSIC is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCCL is domiciled in Indiana, and operates as a licensed admitted insurer in 41 states and the District of Columbia.

    The NAIC has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish "minimum" capital threshold levels that vary with the size and mix of a company's business. It is designed to identify companies with the capital levels that may require regulatory attention. As of December 31, 1999, each of the Company's domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    The NAIC has also developed a rating system, the Insurance Regulatory Information System ("IRIS"), primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. IRIS consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. The Company's insurance company subsidiaries IRIS ratios generally fall within the usual prescribed ranges except in satisfactorily explainable circumstances such as when there is a large reinsurance transaction, capital change or merger.

PENDING OR PROPOSED LEGISLATION

    In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. The majority of state insurance regulators are members of the NAIC, which seeks to promote uniformity of, and to enhance the state regulation of, insurance. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program, have re-examined existing laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends. Also, Congress and certain Federal agencies have conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose Federal regulation of insurers and reinsurers. In the past several years there have been a number of recommendations that the McCarran-Ferguson Act (which generally exempts the insurance business from Federal regulation) be repealed entirely or modified to remove the industry's anti-trust exemption and subject it to Federal regulation. If the McCarran-Ferguson Act were to be repealed or modified, state regulation of the insurance business would likely continue. This could result in an additional layer of Federal regulation. In addition, in recent years, various measures have been proposed at the Federal level to reform the current process of Federal and state regulation of the financial services industries in the United States, which are generally considered to include the banking, insurance and securities industries. Such measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of current regulatory impediments to cross-industry combinations involving banks, securities firms and insurance companies. A form of financial services modernization legislation was enacted at the Federal level in 1999 through the Gramm-Leach-Bliley Act of 1999. Such legislation could have significant implications on the banking, insurance and securities industries and could result in significant cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of the Company's operations. Also from time to time, Congress and certain states have considered various legislative proposals which would provide for governmental earthquake insurance coverage. The Company does not know at this time the full extent to which such Federal or state legislative or regulatory initiatives will or may affect the Company's operations, and no assurance can be given that they would not, if adopted, have a material adverse effect on the Company or its results of operations.

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

EMPLOYEES

    As of December 31, 1999, the Company had 1,182 employees, including employees of the acquired Centris entities. The Company is in the process of reorganizing and combining Centris' operations with HCCB's operations. In accordance with the restructuring and integration plans, the Company expects to eliminate 86 employee positions. The employees who are expected to remain after the Centris integration include five executive officers, 11 senior management, 111 management and 969 other personnel. Of this number, 168 are employed by the Company's insurance subsidiaries, 585 are employed by the Company's underwriting agency subsidiaries, 129 are employed by the Company's insurance intermediary subsidiaries, 144 are employed by the Company's insurance services subsidiaries and 70 are employed at the corporate headquarters. The Company is not a party to any collective bargaining agreement and has not experienced work stoppages or strikes as a result of labor disputes. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal and executive offices are located in Houston, Texas, in an approximately 51,000 square foot building owned by HC. HC also owns an 77,000 square foot building, acquired in 1998, adjacent to its home office building. The Company also maintains sales and administration offices or other facilities in over 40 locations elsewhere in the United States and in England. The majority of these additional locations are in leased facilities.

    Principal office facilities of the Company, other than HC's owned facilities, are as follows:

                                         SQUARE
SUBSIDIARY           LOCATION            FOOTAGE    LEASE TERMINATION DATE
----------   ------------------------   ---------   ----------------------
LDG Re       Wakefield, Massachusetts    34,000     October 31, 2001

AIC          Frederick, Maryland         40,000     Owned

HCCB         Costa Mesa, California      22,000     March 31, 2007
             Atlanta, Georgia            21,000     January 31, 2006

HCCA         Dallas, Texas               40,000     March 31, 2004

HCCEB        Houston, Texas              27,000     August 31, 2001 and
                                                    October 31, 2002

HCCES        Northbrook, Illinois        19,000     April 1, 2005

RML          London, England             15,000     September 29, 2003

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to numerous claims and lawsuits which arise in the normal course of its business. Many of such claims or lawsuits involve claims under policies underwritten or reinsured by the Company, the liabilities for which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits or claims will not have a material adverse effect on its financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

MARKET INFORMATION

    The Company's Common Stock trades on the New York Stock Exchange ("NYSE") under the ticker symbol "HCC".

    The high and low sales prices for quarterly periods during the period January 1, 1998 through December 31, 1999, as reported by the NYSE were as follows:

                                                                        1999                            1998
                                                            -----------------------------   -----------------------------
                                                                HIGH             LOW            HIGH             LOW
                                                            -------------   -------------   -------------   -------------
First quarter..............................................  21 7/16        16              23 15/16        15 5/8
Second quarter.............................................  22 11/16       17 15/16        23 11/16        19 5/8
Third quarter..............................................  25 1/8         13 7/8          22 15/16        18 1/8
Fourth quarter.............................................  16 11/16        8              21 1/4          16 1/16

    On March 24, 2000, the closing sales price of the Company's Common Stock as reported by the NYSE was $13 7/8.

SHAREHOLDERS

    The Company has one class of authorized capital stock: 250,000,000 shares of Common Stock, par value $1.00 per share. As of March 10, 2000, there were 49,095,126 shares of issued and outstanding Common Stock held by 1,119 shareholders of record; however, the Company believes there are in excess of 15,000 beneficial owners.

DIVIDENDS

    Beginning in June, 1996, the Company announced a planned quarterly program of paying cash dividends to shareholders. The Company paid a cash dividend in July, 1996 of $0.02 per share and in each succeeding quarter through the first quarter of 1997. The Company increased the quarterly cash dividend to $0.03 per share in April, 1997, to $0.04 per share beginning in April, 1998 and to $0.05 per share beginning in April, 1999. The Board of Directors may review the Company's dividend policy from time to time, and any determination with respect thereto will be made in light of regulatory and other conditions then existing, including the Company's earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of the Facility, the Company is prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. Such limitation will not affect the ability of the Company to pay dividends in a manner consistent with its past practice and current expectations.

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

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                              (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(3)
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA:
Revenue
  Net earned premium......................  $141,362   $143,100   $162,571   $170,068   $158,632
  Management fees.........................    90,713     74,045     51,039     28,651     25,373
  Commission income.......................    54,552     38,441     24,209     21,477     21,053
  Net investment income...................    30,933     29,335     27,587     23,593     21,757
  Net realized investment gain (loss).....    (4,164)       845       (328)     8,341      1,636
  Other operating income..................    28,475     22,268     15,239     18,656     10,371
                                            --------   --------   --------   --------   --------
    Total revenue.........................   341,871    308,034    280,317    270,786    238,822
Expense
  Loss and LAE............................   109,650     91,302     96,514    114,464    105,374
  Operating expense
    Policy acquisition costs, net.........     8,177     10,978     13,580      8,218     10,634
    Compensation expense..................    77,488     56,077     51,458     42,102     48,162
    Provision for reinsurance.............    43,462      --         --         --         --
    Restructuring expense.................     5,489      --         --         --         --
    Other operating expense...............    47,247     36,063     31,628     26,382     26,540
    Merger expense........................     --           107      8,069     26,160      --
                                            --------   --------   --------   --------   --------
      Total operating expense.............   181,863    103,225    104,735    102,862     85,336
Interest expense..........................    12,964      6,021      6,004      4,993      6,471
                                            --------   --------   --------   --------   --------
      Total expense.......................   304,477    200,548    207,253    222,319    197,181
                                            --------   --------   --------   --------   --------
Earnings before income tax provision......    37,394    107,486     73,064     48,467     41,641
Income tax provision......................    12,271     35,208     23,305      9,885      9,896
                                            --------   --------   --------   --------   --------
      Net earnings........................  $ 25,123   $ 72,278   $ 49,759   $ 38,582   $ 31,745
                                            ========   ========   ========   ========   ========

BASIC EARNINGS PER SHARE DATA:
Earnings per share (1)....................  $   0.51   $   1.51   $   1.06   $   0.86   $   0.75
                                            ========   ========   ========   ========   ========
Weighted average shares outstanding (1)...    49,061     47,920     46,995     44,795     42,577
                                            ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE DATA:
Earnings per share (1)....................  $   0.51   $   1.48   $   1.03   $   0.84   $   0.74
                                            ========   ========   ========   ========   ========
Weighted average shares outstanding (1)...    49,649     48,936     48,209     46,043     43,113
                                            ========   ========   ========   ========   ========
Cash dividends declared, per share........  $   0.20   $   0.16   $   0.12   $   0.06
                                            ========   ========   ========   ========

                                                               DECEMBER 31,
                                             (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)(3)
                                        ----------------------------------------------------------
                                           1999         1998         1997        1996       1995
                                        ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:
Total investments.....................  $  581,322   $  525,646   $  518,772   $468,725   $454,831
Premium, claims and other
  receivables.........................     607,986      382,630      252,618    168,300    155,164
Reinsurance recoverables..............     683,275      372,672      176,965    132,328    117,700
Ceded unearned premium................     133,657      149,568       84,610     71,758     78,460
Goodwill..............................     263,687       88,043       34,758     10,922     11,211
Total assets..........................   2,650,623    1,709,069    1,198,132    965,793    896,476

Loss and LAE payable..................     871,104      460,511      275,008    229,049    200,756
Unearned premium......................     188,524      201,050      152,094    156,268    151,976
Total debt............................     242,546      121,600       80,750     72,917     71,628
Shareholders' equity..................     457,428      439,863      365,601    296,524    255,484

Book value per share (1) (2)..........        9.29         9.12         7.66       6.49       5.70

------------------------

(1) These amounts have been adjusted to reflect the effects of the five-for-two stock split payable as a 150% stock dividend to shareholders of record April 30, 1996.

(2) Book value per share is calculated by dividing the sum of shares outstanding plus contractually issuable shares into total shareholders' equity.

(3) Certain amounts in the 1998, 1997, 1996 and 1995 selected consolidated financial data have been reclassified to conform to the 1999 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS REPORT ON FORM 10-K (THIS "REPORT") CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, WHICH ARE INTENDED TO BE COVERED BY THE SAFE HARBORS CREATED THEREBY. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS NECESSARILY INVOLVE RISKS AND UNCERTAINTY, INCLUDING, WITHOUT LIMITATION, THE RISK OF A SIGNIFICANT NATURAL DISASTER, THE INABILITY OF THE COMPANY TO REINSURE CERTAIN RISKS, THE ADEQUACY OF ITS LOSS RESERVES, THE FINANCIAL VIABILITY OF REINSURERS, THE EXPANSION OR CONTRACTION IN ITS VARIOUS LINES OF BUSINESS, THE IMPACT OF INFLATION, THE IMPACT OF POTENTIAL YEAR 2000 INSURANCE COVERAGE ISSUES, CHANGING LICENSING REQUIREMENTS AND REGULATIONS IN THE UNITED STATES AND IN FOREIGN COUNTRIES, THE ABILITY OF THE COMPANY TO INTEGRATE ITS RECENTLY ACQUIRED BUSINESSES, THE EFFECT OF PENDING OR FUTURE ACQUISITIONS AS WELL AS ACQUISITIONS WHICH HAVE RECENTLY BEEN CONSUMMATED, GENERAL MARKET CONDITIONS, COMPETITION, LICENSING AND PRICING. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACTS, INCLUDED OR INCORPORATED BY REFERENCE IN THIS REPORT THAT ADDRESS ACTIVITIES, EVENTS OR DEVELOPMENTS THAT THE COMPANY EXPECTS OR ANTICIPATES WILL OR MAY OCCUR IN THE FUTURE, INCLUDING, WITHOUT LIMITATION, SUCH THINGS AS FUTURE CAPITAL EXPENDITURES (INCLUDING THE AMOUNT AND NATURE THEREOF), BUSINESS STRATEGY AND MEASURES TO IMPLEMENT SUCH STRATEGY, COMPETITIVE STRENGTHS, GOALS, EXPANSION AND GROWTH OF THE COMPANY'S BUSINESSES AND OPERATIONS, PLANS, REFERENCES TO FUTURE SUCCESS, AS WELL AS OTHER STATEMENTS WHICH INCLUDE WORDS SUCH AS "ANTICIPATE,", "BELIEVE", "ESTIMATE", "EXPECT", "INTEND", "PLAN", "PROBABLY" AND OTHER SIMILAR EXPRESSIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THE ASSUMPTIONS COULD OVER TIME PROVE TO BE INACCURATE AND THEREFORE, THERE CAN BE NO ASSURANCE THAT THE FORWARD-LOOKING STATEMENTS INCLUDED IN THIS REPORT WILL THEMSELVES PROVE TO BE ACCURATE. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD-LOOKING STATEMENTS INCLUDED HEREIN, THE INCLUSION OF SUCH INFORMATION SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES AND PLANS OF THE COMPANY WILL BE ACHIEVED.

GENERAL

    The Company's primary sources of revenue are earned premium and investment income derived from its insurance company operations, management fees generated from its underwriting agency operations, commission income produced by its intermediary operations and other operating income. The Company's core underwriting activities involve providing accident and health reinsurance, aviation, marine, offshore energy, property, workers' compensation, group health and medical stop-loss insurance, marketed directly by the Company and produced by independent agents.

    The Company has substantially increased its shareholders' equity through the issuance of equity securities and earnings, thereby enabling it to increase the underwriting capacity of its insurance company subsidiaries. The Company has utilized this additional equity by increasing underwriting activity across many of its core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in time. In each line of business, as an insurer, the Company also cedes premium through the purchase of reinsurance in types and amounts appropriate to the line of business, market conditions and the Company's desired net risk retention profile.

    The Company's underwriting agency operations underwrite aviation, medical stop-loss, occupational accident and workers' compensation insurance and and a variety of accident and health related reinsurance products.

    The Company's intermediary operations also place insurance and reinsurance for the Company's insurance company and underwriting agency operations and other non-affiliated insurance companies and risk taking entities, as well as on behalf of medium to large corporate clients.

    Since 1996, the Company has focused its acquisition activities on expanding its underwriting agency and intermediary operations for three principal reasons. The first reason is an attempt to increase the management fees and commission income components of the Company's total revenue, which management believes has been a more predictable and stable source of revenue than the potential underwriting profits from insurance company operations. The second reason is an effort to insulate the Company from a decline in its revenue growth rate as insurance premium rates become more competitive in the lines of business in which the Company specializes and the Company becomes more selective in its underwriting approach, resulting in reduced earned premium. The third reason is to provide a future source of premium revenue to the Company's insurance company subsidiaries and more control of its distribution channels.

    Operations whose revenue are included in other operating income consist of insurance related service operations which may support the Company's operations as well as service unaffiliated customers. Additionally, this revenue includes revenue from strategic operational investments and gains and losses from their disposition. The Company may make such strategic investments from time to time, generally in businesses that complement the Company's operations.

RESULTS OF OPERATIONS

    The following table sets forth certain premium revenue information for the three years ended December 31, 1999 (dollars in thousands):

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Direct......................................................  $ 291,513   $ 228,629   $ 177,728
Reinsurance assumed.........................................    276,818     269,647     168,671
                                                              ---------   ---------   ---------
  Gross written premium.....................................    568,331     498,276     346,399
Reinsurance ceded...........................................   (428,407)   (376,393)   (203,546)
                                                              ---------   ---------   ---------
  Net written premium.......................................    139,924     121,883     142,853
Change in unearned premium..................................      1,438      21,217      19,718
                                                              ---------   ---------   ---------
Net earned premium..........................................  $ 141,362   $ 143,100   $ 162,571
                                                              =========   =========   =========

    The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 1999:

                                                                1999       1998       1997
                                                              --------   --------   --------
Net earned premium..........................................    41.4%      46.5%      58.0%
Management fees.............................................    26.5       24.0       18.2
Commission income...........................................    16.0       12.5        8.7
Net investment income.......................................     9.0        9.5        9.8
Net realized investment gain (loss).........................    (1.2)       0.3       (0.1)
Other operating income......................................     8.3        7.2        5.4
                                                               -----      -----      -----
  Total revenue.............................................   100.0      100.0      100.0
Loss and LAE................................................    32.1       29.6       34.4
Net operating expense *.....................................    53.2       33.5       37.4
Interest expense............................................     3.8        2.0        2.1
                                                               -----      -----      -----
  Earnings before income tax provision......................    10.9       34.9       26.1
Income tax provision........................................     3.6       11.4        8.3
                                                               -----      -----      -----
  Net earnings..............................................     7.3%      23.5%      17.8%
                                                               =====      =====      =====

------------------------

* Includes restructuring expense, provision for reinsurance and merger expense.

YEAR END DECEMBER 31, 1999 VERSUS YEAR END DECEMBER 31, 1998

    Total revenue increased 11% to $341.9 million in 1999, from $308.0 million in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business and acquisitions. It is anticipated that revenue from the insurance company subsidiaries will begin to grow in 2000 as earned premium and investment income begin to rise as a result of higher retentions and cash flow from increased gross written premium.

    Net investment income increased 5% to $30.9 million in 1999 from $29.3 million in 1998, reflecting a slightly higher level of investment assets and increased interest rates earned on short-term investments. During 2000, the Company will utilize its available cash flow to reduce its debt but, nevertheless, it is anticipated that net investment income will continue to grow.

    Net realized investment losses from sales or write-downs of equity securities were $3.9 million in 1999, compared to losses of $166,000 in 1998. In 1999, the Company recognized a $4.3 million realized loss from the write down of one equity investment to its estimated fair market value based upon market quotations and a sale expectation. Net realized investment losses from disposition of fixed income securities were $164,000 in 1999, compared to gains of $1.0 million in 1998. The losses in 1999 resulted from the sale of bonds by HC in connection with the funding of the Centris acquisition.

    Compensation expense increased to $77.5 million in 1999, from $56.1 million in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $11.1 million to $47.2 million during the same period for similar reasons. Currency conversion gains amounted to $442,000 in 1999, compared to gains of $219,000 in 1998.

    Interest expense was $13.0 million for 1999, an increase of $6.9 million from 1998. The increase is a result of increased debt outstanding as a result of fundings for acquisitions.

    Income tax expense was $12.3 million in 1999 compared to $35.2 million in 1998. The decrease was due to the reduction in earnings before income tax. The effective tax rates for both years were approximately the same. The effective tax rate is expected to increase in 2000 as a result of increased goodwill amortization which is not deductible for tax purposes, higher state income taxes and foreign taxes for which credit against United States taxes may be limited. The increased state income taxes result from expected increased income from intermediaries and brokers subject to state income taxes as well as an expected increase in income in states with higher income tax rates.

    Net earnings in 1999 decreased to $25.1 million from $72.3 million in 1998, due to the provision for reinsurance, which equated to $28.3 million after income taxes, or $0.57 per diluted share, the higher net loss ratio and the restructuring expense, which, after income taxes, amounted to $0.07 per diluted share. Diluted earnings per share decreased to $0.51 per share from $1.48 per share during the same period.

    The Company's book value per share was $9.29 as of December 31, 1999, up from $9.12 as of December 31, 1998.

SEGMENTS

INSURANCE COMPANIES

    GWP increased 14% to $568.3 million in 1999, from $498.3 million in 1998. Accident and health reinsurance, medical stop-loss and workers' compensation premium showed strong growth, as the insurance company subsidiaries continue to participate in more of the business written by underwriting agency subsidiaries. This growth was partially offset by reductions in property and offshore energy premium as a result of the continuing extremely soft conditions in these markets. NWP in 1999 increased 15% to $139.9 million from $121.9 million in 1998, as a result of increases in retained aviation and medical stop-loss premium. Net earned premium in 1999 decreased slightly to $141.4 million from $143.1 million in 1998 as changes in earned premium lag behind changes in written premium. It is anticipated that NWP will rise during 2000, as the insurance company subsidiaries begin to increase retentions as rates start to improve.

    Loss and LAE increased to $109.7 million in 1999, from $91.3 million in 1998, and the GAAP net loss ratio increased to 77.6% in 1999, from 63.8% in 1998. The GAAP gross loss ratio was 116.8% in 1999 compared to 109.2% in 1998. The deterioration is primarily from poor results in the aviation, property and medical stop-loss lines of business. The Company has taken steps to reduce these gross loss ratios, primarily by increasing premium rates and more selective risk selection. The statutory net combined ratio was 129.9% (104.1% excluding the effects of the provision for reinsurance) in 1999 compared to 82.9% in 1998.

    During 1999, the Company had net loss and LAE deficiency of $4.6 million relating to prior year losses compared to a redundancy of $14.6 million in 1998. During 1999, the Company had gross loss and LAE deficiency of $90.0 million compared to a deficiency of $33.5 million in 1998. The gross deficiency results from the development of large claims on individual policies which were either reported late or reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there is no material effect to the Company's net earnings. The deficiencies and redundancies in the net reserves result from the Company's and its actuaries' continued review of its loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company continues to believe it has materially provided for all material net incurred losses.

    In 1999, the insurance company subsidiaries recorded a $43.5 million provision for reinsurance to reflect an estimated $29.5 million pre-tax loss for the insolvency of one of the subsidiaries' reinsurers and an estimated $14.0 million pre-tax loss, the majority of which represents the discount on ceded reserves, related to the commutation of all liabilities with another reinsurer. This commutation, made at the Company's request, was finalized and settled in February, 2000. In connection with the commutation, the subsidiaries received cash and other amounts totaling $56.5 million. Additionally, as of December 31, 1999 the Company has a reserve of $5.5 million which management believes is sufficient to absorb any potential losses related to its reinsurance recoverables. However, the adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based upon current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and will continue to take actions to protect shareholders' equity.

    Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $2.8 million to $8.2 million in 1999, from $11.0 million in 1998, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

    Net earnings of the insurance companies decreased to a loss of $10.7 million in 1999, from a profit of $33.8 million in 1998, as a result of the provision for reinsurance, the effect of restructuring and the higher net loss ratio.

    Generally, underwriting profitability has deteriorated as the extremely competitive market conditions continue to affect current results. These results will probably continue to deteriorate even as there is a transition to a harder market but, eventually, should become profitable as rates increase and underwriting becomes more selective.

UNDERWRITING AGENCIES

    Management fees increased 23% to $90.7 million in 1999, from $74.0 million in 1998. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $848.1 million in 1999, an increase of 20% from $706.2 million in 1998. Both increases resulted from acquisitions and internal growth of existing operations. Management fees and premium underwritten are expected to continue to increase in 2000 as a result of the Centris acquisition and increased premium.

    Net earnings of the underwriting agencies decreased to $17.2 million in 1999, from $19.4 million in 1998. Recent acquisitions have not yet had a positive impact on net earnings due to licensing and other regulatory requirements, which are in process. In addition, the underwriting agency segment incurred a $1.4 million, net of income tax, restructuring expense in 1999. Growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

INTERMEDIARIES

    Commission income increased 42% to $54.6 million in 1999, from $38.4 million in 1998, primarily as a result of the acquisition of RML, effective January 1, 1999. Net earnings of the intermediaries decreased to $13.6 million in 1999 from $16.9 million in 1998. The increase in net earnings generated by RML was offset by fewer large brokerage transactions in 1999 and other reductions, including a $551,000 (net of income tax) restructuring expense in 1999.

OTHER OPERATIONS

    Other operating revenue increased 28% to $28.5 million in 1999, from $22.3 million in 1998. There was a general increase in revenue of the service operations, net of the decrease in revenue related to operations disposed of in late 1998. Other operating net earnings increased to $7.6 million in 1999, from $4.8 million in 1998 due principally to the higher earnings of the service operations. Period to period comparisons may vary substantially depending on activity in the purchase or disposition of strategic investments.

ACQUISITIONS

    In connection with the Centris acquisition, a plan was formulated, approved and implemented prior to December 31, 1999 to eliminate Centris' corporate staff, combine the Centris medical stop-loss operations with those of HCCB and combine certain Centris and HCCB production and underwriting facilities. In accordance with the plan, certain Centris employees were terminated with severance benefits to be paid in accordance with Centris' employment contracts for executives or the HCC severance plan for Centris employees who did not have employment contracts. These severance obligations were accrued as of the acquisition date, included in the purchase price allocation and will not be included in expense in the Company's statements of earnings. Additionally, accruals of $848,000 were made at that date for future lease costs of office space made redundant by the plan. The following table provides a detailed analysis of the accruals:

                                                           ACCRUED AT                   ACCRUED AT
                                                            PURCHASE                   DECEMBER 31,
                                                              DATE      PAID IN 1999       1999
                                                           ----------   ------------   ------------
Contractual executive severance accruals.................  $6,744,000     $878,000      $5,866,000
Other severance accruals.................................     397,000       --             397,000
Lease obligation accruals................................     848,000       --             848,000
                                                           ----------     --------      ----------
  Total..................................................  $7,989,000     $878,000      $7,111,000
                                                           ==========     ========      ==========

    It is expected that the significant portion of the severance accruals will be paid prior to April 30, 2000, in accordance with the contractual terms of the severance agreements. Management is still evaluating what additional actions, if any, are necessary to finalize the integration of the Centris operations. Any additional accruals will be recorded as an adjustment to the purchase price allocation.

RESTRUCTURING

    The Company recorded a restructuring charge and associated expenses of $5.5 million during the fourth quarter of 1999. Since its initial public offering in 1992, the Company has completed more than fifteen acquisitions for a total value exceeding $750.0 million. During that time, total employees have grown from less than 100 to more than 1,000. As a result of this rapid growth, management believes certain operating inefficiencies occurred. At the beginning of the fourth quarter of 1999, management made a review of its operations and determined that they could be made more efficient, principally by reducing the employee count in certain of its operations. Management believes that this restructuring will strengthen the Company's corporate and management structure and enhance future earnings by improving operating efficiency and therefore profitability. The savings, principally in compensation expense, from the restructuring is estimated to be approximately $10.0 million to $12.0 million in the year 2000 and annually thereafter. The terminations that generated the compensation savings took place in the fourth quarter.

    A total of 92 employees were terminated in the fourth quarter as a result of the Company's restructuring which affected all segments. The Company accrued severance payments for 27 of these terminated employees at December 31, 1999, substantially all of which was paid in January, 2000. The restructuring charge also includes accruals of $911,000 related to future lease costs of office space made redundant as a result of the restructuring plan and a write down of $647,000 principally of leasehold improvements and other assets related to the redundant space. The following table provides a detailed analysis of the charge:

                                                             PAID IN      ACCRUED      EXPENSED
                                                               1999     AT 12/31/99    IN 1999
                                                             --------   -----------   ----------
Severance..................................................  $691,000   $3,115,000    $3,806,000
Other......................................................   125,000      911,000     1,036,000
                                                             --------   ----------    ----------
                                                             $816,000   $4,026,000     4,842,000
                                                             ========   ==========
  Write down of assets.....................................                              647,000
                                                                                      ----------
  Total restructuring expense..............................                           $5,489,000
                                                                                      ==========

YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997

    Total revenue increased 10% to $308.0 million in 1998 from $280.3 million in 1997. The revenue growth resulted from increases in non-risk bearing management fees, commission income, and other operating income as a result of internal growth and acquisitions. The decrease in insurance company net earned premium offsets these increases.

    Net investment income increased 6% to $29.3 million in 1998 from $27.6 million in 1997 reflecting a slightly higher level of investment assets. In 1998, the Company also utilized a substantial amount of its non-insurance company subsidiary cash flow to reduce debt and therefore interest expense, limiting the amount of cash subject to short-term investment.

    Net realized investment losses from sales of equity securities were $166,000 in 1998, compared to losses of $154,000 in 1997. Net realized investment gains from disposition of fixed income securities were $1.0 million in 1998, compared to losses of $174,000 in 1997. The gains in 1998 resulted principally from the sale of bonds upon the liquidation of a subsidiary.

    Compensation expense increased $4.6 million or 9% in 1998 to $56.1 million due to the increase in personnel resulting from acquisitions completed during 1998, along with an increase in management personnel hired to oversee the integration of the Company's many acquisitions.

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

    Net earnings increased 45% to $72.3 million in 1998, from $49.8 million in 1997. Diluted earnings per share increased 44% to $1.48 in 1998 from $1.03 in 1997.

SEGMENTS

INSURANCE COMPANIES

    GWP increased 44% to $498.3 million in 1998 from $346.4 million in 1997, due primarily to increased aviation, property, medical stop-loss and accident and health reinsurance premium. NWP for 1998 decreased to $121.9 million from $142.9 million in 1997, due to an increase in the amount of ceded reinsurance. Net earned premium decreased to $143.1 million in 1998 compared to $162.6 million in 1997 reflecting the reduction in NWP and the reduced retentions of the Company.

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

    Loss and LAE decreased $5.2 million in 1998, to $91.3 million, reflecting the increased use of reinsurance, despite the catastrophe loss in 1998 from the hurricanes Georges and Mitch. Excluding the effect of the catastrophe loss in 1998 and AIC's reserve strengthening in 1997, loss and LAE decreased $692,000 and the Company's GAAP loss ratio increased to 60.0% in 1998 from 53.2% in 1997. Including these effects, the Company's GAAP loss ratio increased to 63.8% for 1998 from 59.4% in 1997. Both increases reflect the higher incurred losses and LAE on substantially lower earned premium in 1998 when compared to 1997. Additionally, the increased loss ratios reflect a general deterioration in pricing in 1998 coupled with a higher frequency of attritional losses. The Company's insurance company subsidiaries statutory combined ratio was 82.9% for 1998 compared to 78.8% for 1997.

    During 1998, the Company had net loss and LAE redundancy of $14.6 million relating to prior year losses compared to a redundancy of $3.8 million in 1997. During 1998, the Company had gross loss and LAE deficiency of $33.5 million compared to a deficiency of $23.2 million in 1997. The gross deficiency results from the development of several large claims on individual policies which were either reported late or reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there is no material effect to the Company's net earnings. The redundancies in the net reserves result from the Company's and its actuaries' continued review of its loss reserves and the reduction of such reserves as losses are finally settled and claims exposures are reduced.

    Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $2.6 million to $11.0 million in 1998, from $13.6 million in 1997, reflecting a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

    Net earnings of the insurance companies decreased to $33.8 million in 1998 from $40.6 million in 1997, as a result of a general deterioration in underwriting results.

UNDERWRITING AGENCIES

    Management fees in 1998 increased 45% to $74.0 million from $51.0 million in 1997. Premium underwritten on behalf of affiliated and unaffiliated insurance companies increased to $706.2 million in 1998, an increase of 49% from $473.4 million in 1997. Both increases resulted from acquisitions and internal growth.

    Net earnings of the underwriting agencies increased 46% to $19.4 million in 1998 from $13.3 million in 1997 due to acquisitions and internal growth.

INTERMEDIARIES

    Commission income increased to $38.4 million in 1998 from $24.2 million in 1997 an increase of 59%. Net earnings of the intermediaries increased 139% to $16.9 million in 1998 from $7.1 million in 1997. The increases result from internal growth and a number of large brokerage transactions.

OTHER OPERATIONS

    Other operating income increased 46% to $22.3 million in 1998, from $15.2 million in 1997, principally as a result of a $4.0 million pre-tax gain on the sale of one of the Company's subsidiaries whose operations were not material to those of the Company. Additionally, revenue of a service company subsidiary increased $2.0 million in 1998. Net earnings from other operations increased for the same reasons.

LIQUIDITY AND CAPITAL RESOURCES

    The Company receives substantial cash from premiums, reinsurance recoverables, and management fee and commission income and, to a lesser extent, investment income, and proceeds from sales and redemptions of investment assets. The principal cash outflows are for the payment of claims and LAE, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends.

    As of December 31, 1999, several of the Company's subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.0 million available through December 31, 2000. Advances under the lines of credit are primarily used to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries. The lines of credit are collateralized by securities having an aggregate market value of up to $50.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (8.5% at December 31, 1999). At December 31, 1999, letters of credit totaling $17.2 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities collateralizing the line of $21.5 million.

    On December 17, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $300.0 million Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of HC, HCCL, AIC and USSIC and by the pledge of stock and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness of the Company including all outstanding indebtedness under the Company's $150.0 million Revolving Credit Facility and $100.0 million Short-term Revolving Loan Facility entered into as of March 8, 1999 which has been terminated, and to partially fund the Centris acquisition. As of December 31, 1999, total debt outstanding under the Facility was $235.0 million. Unrelated to the Facility, in December, 1999, the Company entered into an $80.0 million bridge loan with a bank in connection with the Centris acquisition. The full amount of the bridge loan was repaid prior to December 31, 1999, immediately following the Centris acquisition.

    The Company maintains a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. As of December 31, 1999, the Company had cash and short-term investments of approximately $242.2 million. The Company's consolidated investment portfolio of $581.3 million as of December 31, 1999, of which $216.3 million is short-term investments, is available to provide additional liquidity.

    Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any 12 month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income or 10% of statutory policyholders' surplus. HC and USSIC paid no dividends in 1999. During 2000, HC and USSIC's ordinary dividend capacity is approximately $25.0 million and $10.4 million, respectively.

    Under the laws of the State of Maryland, AIC may only pay dividends out of statutory earned surplus. The maximum amount of dividends that AIC may pay without prior regulatory approval in any 12 month period is the greater of its statutory net income (under certain conditions) or 10% of its statutory policyholders' surplus. Because AIC paid an extraordinary dividend of $45.0 million during December, 1999, any dividends paid by AIC during 2000 will need prior regulatory approval. No dividends from AIC are anticipated during 2000.

    HCCL is limited by the State of Indiana in the amount of dividends it may pay in any twelve month period, without prior regulatory approval, to the greater of net gain from operations for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. During 2000, HCCL's ordinary dividend capacity will be approximately
$7.0 million.

    The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its anticipated needs for the foreseeable future.

    The value of the Company's portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of the Company's fixed income securities have call or prepayment options. This could subject the Company to reinvestment risk should interest rates fall or issuers call their securities and the Company reinvests the proceeds at lower interest rates. The Company mitigates this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time.

    As of December 31, 1999, the Company had a net deferred tax asset of $18.3 million compared to $3.4 million as of December 31, 1998. Due to the Company's history of consistent earnings and expectations for the future, it is more likely than not that the Company will be able to realize the benefit of its deferred tax asset.

    The overall increase in activities at the insurance company subsidiaries and the acquisition of Centris in late December, 1999 resulted in increases in gross loss reserves, life and annuity policy benefits, gross unearned premiums and deferred policy acquisition costs since 1997. Related amounts of reinsurance recoverables, ceded life and policy benefits, ceded unearned premium and deferred ceding commissions also increased. The Company continues to collect its receivables and recoverables generally in the ordinary course of business and has not incurred and does not expect to incur any significant liquidity difficulties as a result of the substantial growth in gross amounts due. The Company limits its liquidity exposure by holding funds, letters of credit or other security such that net balances due to it are significantly less than the gross balances shown in the consolidated balance sheets.

    As of December 31, 1999, each of the domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    Industry and regulatory guidelines suggest that a property and casualty insurer's annual statutory GWP should not exceed 900% of its statutory policyholders' surplus and NWP should not exceed 300% of its statutory policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. The Company's property and casualty insurance company subsidiaries maintain a premium to surplus ratio significantly lower than such guidelines, generally well below industry norms and for the year ended December 31, 1999, their annual statutory GWP was 182.6% of their statutory policyholders' surplus and their NWP was 47.6% of their statutory policyholders' surplus.

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

    A significant portion of the Company's revenue is related to healthcare insurance and reinsurance products which are subject to the effects of the underlying inflation of medical costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. No express provision for inflation is made, although trends are considered when setting underwriting terms and claim reserves. Claim reserves are subject to a continuing review process to assess their adequacy and are adjusted as deemed appropriate. In addition, the market value of the investments held by the Company varies depending on economic and market conditions and interest rates, which are highly sensitive to the policies of governmental and regulatory authorities. Any significant increase in interest rates could therefore have a material adverse effect on the market value of the Company's investments. In addition, the Company's $300.0 million Facility's interest rate floats with that of the market. Any significant increase in interest rates could have a material adverse effect on earnings.

EXCHANGE RATE FLUCTUATIONS

    The Company underwrites risks which are denominated in a number of foreign currencies. It establishes and maintains loss reserves with respect to these policies in their respective currencies. These reserves are subject to exchange rate fluctuations which can have an effect on the Company's net earnings. The Company's principal area of exposure is with respect to fluctuation in the exchange rate between the major European currencies and the United States Dollar. For the years ended December 31, 1999, 1998 and 1997, the gain (loss) from currency conversion was $442,000, $219,000 and ($884,000), respectively.

    On a very limited basis in the past, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but incurs expenses in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December 2000. As of December 31, 1999, the Company had forward contracts to sell US $12.0 million for GBP at an average rate of 1.00 GBP equals US$1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, the Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than a form of speculative or trading investment.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effects of SFAS No. 133, as well as the timing of its adoption, are currently being reviewed by management.

    During December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the Company during the second quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or shareholders' equity.

YEAR 2000

    The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and, as a result, computer applications could fail or create erroneous information as a result of the Year 2000 date change. The Company's expenditures in connection with the Year 2000 issues associated with its own systems did not have a material effect on the Company's results of operations. No additional costs are anticipated.

    Although the Company experienced no material system failures attributed to the Year 2000 changeover, the Company may have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. As with other companies in the insurance industry, the Company has evaluated and continues to evaluate the potential Year 2000 insurance exposures. The Company's insurance company subsidiaries did not generally offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies, such as policies of property insurance, insureds may submit purported claims for coverage under such policies which may result from Year 2000 related causes. In this regard, the Company continues to assess appropriate responses to such attempted claims in light of Year 2000 coverage issues under the insurance coverages offered by such subsidiaries. The nature of the Company's response to such attempted claims are generally dependent on the particular facts and circumstances of the underlying claims and coverage. Management does not believe that Year 2000 coverage issues associated with the insurance coverages offered by the Company's insurance company subsidiaries will have a material adverse effect on the Company's results of operations.

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

               [THE REMAINDER OF THIS PAGE LEFT INTENTIONALLY BLANK]

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    The Company's principal assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. The Company's primary market risk exposures are: interest rate risk on fixed income securities and interest expense on variable rate debt, equity risk on marketable equity securities, credit risk on its reinsurance recoverables and foreign currency exchange rate risk.

    To manage its exposures of investment risks, the Company generally invests in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of its insurance liabilities. The Company has not used derivatives to manage any of its investment related market risks.

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

INTEREST RATE RISK

    The value of the Company's portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of the Company's fixed income securities have call or prepayment options. This could subject the Company to reinvestment risk should interest rates fall or issuers call their securities and the Company reinvests the proceeds at lower interest rates. The Company mitigates this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of the Company's fixed income securities as of December 31, 1999 and 1998 was $342.6 million and $393.2 million, respectively. If interest rates were to change 1%, the fair value of the Company's fixed income securities would change approximately $17.2 million as of December 31, 1999. This compares to change in value of $21.9 million as of December 31, 1998 for the same 1% change in interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

    The Facility entered into by the Company is subject to variable interest rates. Thus, the Company's interest expense is directly correlated to market interest rates. As of December 31, 1999, the Company had $235.0 million in debt outstanding under the Facility. At this debt level, a 1% change in market interest rates would change the Company's annual interest expense by $2.4 million. As of December 31, 1998, the Company had $105.0 million in debt outstanding under its previous facility. At that debt level, the 1% change in market interest rates would have changed interest expense by $1.1 million.

EQUITY RISK

    The Company's portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of the Company's marketable equity securities (including those designated as strategic operational investments, if any) as of December 31, 1999 was $20.0 million, compared to $18.2 million as of December 31, 1998. If the market price of all marketable equity securities were to change by 10% as of these dates, the fair value of the Company's equity portfolio would have changed $2.0 million as of December 31, 1999 and $1.8 million as of December 31, 1998.

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

    The table below shows the net amounts of significant foreign currency balances at December 31, 1999 and 1998 converted to US Dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

                                                      1999                            1998
                                          -----------------------------   -----------------------------
                                                       HYPOTHETICAL 10%                HYPOTHETICAL 10%
                                          US DOLLAR       CHANGE IN       US DOLLAR       CHANGE IN
                                          EQUIVALENT      FAIR VALUE      EQUIVALENT      FAIR VALUE
                                          ----------   ----------------   ----------   ----------------
British Pound Sterling..................  $5,974,000       $597,000       $8,086,000       $809,000
Euro and 11 national currencies.........   1,054,000        105,000        2,296,000        230,000

    On a historical basis, the eleven national currencies which are now in the process of being converted to the Euro have not always had their relative exchange rates change together. However, with the fixing of exchange rates on January 1, 1999 relative to the new Euro, these currencies will now behave as one currency.

    On a very limited basis in the past, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but incurs expenses in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2000. As of December 31, 1999, the Company had forward contracts to sell US $12.0 million for GBP at an average rate of 1.00 GBP equals US$1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, the Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, and which is incorporated herein by reference.

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

(C) REPORTS ON FORM 8-K

    On December 20, 1999, the Company filed a report on Form 8-K/A related to its acquisition of Centris. Such report, as amended, included financial statements of Centris and certain required pro forma financial information.

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

                                             HCC INSURANCE HOLDINGS, INC.
                                             (Registrant)

                                             By:              /s/ STEPHEN L. WAY
                                                  ------------------------------------------
                                                               (Stephen L. Way)
                                                             CHAIRMAN OF THE BOARD
Dated: March 30, 2000                                     AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       Chairman of the Board of
                 /s/ STEPHEN L. WAY                      Directors and Chief
     -------------------------------------------         Executive Officer (Principal  March 30, 2000
                  (Stephen L. Way)                       Executive Officer)

                 /s/ JAMES M. BERRY*
     -------------------------------------------       Director                        March 30, 2000
                  (James M. Berry)

                 /s/ MARVIN P. BUSH*
     -------------------------------------------       Director                        March 30, 2000
                  (Marvin P. Bush)

               /s/ FRANK J. BRAMANTI*
     -------------------------------------------       Director and Executive Vice     March 30, 2000
                 (Frank J. Bramanti)                     President

               /s/ PATRICK B. COLLINS*
     -------------------------------------------       Director                        March 30, 2000
                (Patrick B. Collins)

                 /s/ JAMES R. CRANE*
     -------------------------------------------       Director                        March 30, 2000
                  (James R. Crane)

              /s/ J. ROBERT DICKERSON*
     -------------------------------------------       Director                        March 30, 2000
                (J. Robert Dickerson)

              /s/ EDWARD H. ELLIS, JR.                 Senior Vice President and
     -------------------------------------------         Chief Financial Officer       March 30, 2000
               (Edward H. Ellis, Jr.)                    (Chief Accounting Officer)

              /s/ EDWIN H. FRANK, III*
     -------------------------------------------       Director                        March 30, 2000
                (Edwin H. Frank, III)

               /s/ ALAN W. FULKERSON*
     -------------------------------------------       Director                        March 30, 2000
                 (Alan W. Fulkerson)

                 /s/ WALTER J. LACK*
     -------------------------------------------       Director                        March 30, 2000
                  (Walter J. Lack)

              /s/ STEPHEN J. LOCKWOOD*
     -------------------------------------------       Director and Vice Chairman      March 30, 2000
                (Stephen J. Lockwood)

              /s/ JOHN N. MOLBECK, JR.
     -------------------------------------------       Director, President and Chief   March 30, 2000
               (John N. Molbeck, Jr.)                    Operating Officer

*By:                /s/ JOHN N. MOLBECK, JR.
             --------------------------------------
                      John N. Molbeck, Jr.,                                                  March 30, 2000
                        ATTORNEY-IN-FACT

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants...........................   F-1

Consolidated Balance Sheets at December 31, 1999 and 1998...   F-2

Consolidated Statements of Earnings for the three years
  ended December 31, 1999...................................   F-3

Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 1999.......................   F-4

Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 1999...............   F-5

Consolidated Statements of Cash Flows for the three years
  ended December 31, 1999...................................   F-8

Notes to Consolidated Financial Statements..................   F-9

SCHEDULES:

           Report of Independent Accountants on Financial
    Statement Schedules.....................................   S-1

  Schedule 1 Summary of Investments other than Investments
    in Related Parties......................................   S-2

  Schedule 2 Condensed Financial Information of
    Registrant..............................................   S-3

  Schedule 3 Supplementary Insurance Information............   S-8

  Schedule 4 Reinsurance....................................   S-9

  Schedule 5 Valuation and Qualifying Accounts..............  S-10

    Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and related notes thereto or other Schedules.

                               INDEX TO EXHIBITS

    (ITEMS DENOTED BY A LETTER ARE INCORPORATED BY REFERENCE TO OTHER DOCUMENTS PREVIOUSLY FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AS SET FORTH AT THE END OF THIS INDEX. ITEMS NOT DENOTED BY A LETTER ARE BEING FILED HEREWITH.)

EXHIBIT
NUMBER
-------
      (A)3.1            --Bylaws of HCC Insurance Holdings, Inc., as amended.

      (B)3.2            --Restated Certificate of Incorporation of HCC Insurance
                          Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996.

      (A)4.1            --Specimen of Common Stock Certificate, $1.00 par value, of
                          HCC Insurance Holdings, Inc.

     (C)10.1            --Stock Purchase Agreement dated effective October 1, 1998 by and among HCC Insurance Holdings, Inc., and Sun
                          Employer Services, Inc. and Howard V. Barton and
                          Elizabeth A. Barton.

     (D)10.2            --Share Purchase Agreement dated January 29, 1999, among HCC
                          Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
                          Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
                          Marshall Rattner, Inc., John Smith and Keith W. Steed.

     (E)10.3            --Loan Agreement ($150,000,000 Revolving Loan Facility and
                          $100,000,000 Short Term Revolving Loan Facility) dated as
                          of March 8, 1999 among HCC Insurance Holdings, Inc. as
                          Borrower, Wells Fargo Bank (Texas), National Association,
                          as Agent and as Lender, Nationsbank, N.A., as
                          Documentation Agent and as a Lender, and The Other Lenders
                          Now or Hereafter Parties Thereto.

     (F)10.4            --Loan Agreement ($300,000,000 Revolving Loan Facility)
                          dated as of December 17, 1999 among HCC Insurance
                          Holdings, Inc. as Borrower, Wells Fargo Bank (Texas),
                          National Association, as Agent, lead arranger and lender,
                          Bank of America, N.A. as documentation agent and lender,
                          Bank of New York as senior managing agent and lender, Bank
                          One, N.A. as co-agent and lender, First Union National
                          Bank as syndications agent and lender and Dresdner Bank
                          AG, New York and Grand Cayman Branches, as co-agent and a
                          lender.

     (F)10.5            --$80,000,000 Note dated December 17, 1999 executed by HCC
                          Insurance Holdings, Inc. and payable to the order of Wells
                          Fargo Bank (Texas), National Association.

     (G)10.6            --HCC Insurance Holdings, Inc. 1994 Nonemployee Director
                          Stock Option Plan.

        10.7            --HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
                          Plan, as amended and restated.

        10.8            --HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
                          as amended and restated.

        10.9            --HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
                          as amended and restated.

        10.10           --HCC Insurance Holdings, Inc. 1996 Nonemployee Director
                          Stock Option Plan, as amended and restated.

     (D)10.11           --Employment Agreement effective as of January 1, 1999,
                          between HCC Insurance Holdings, Inc. and Stephen L. Way.

     (C)10.12           --Employment Agreement effective as of January 1, 1998,
                          between HCC Insurance Holdings, Inc. and John N. Molbeck.
                          Jr.

        10.13           --Employment Agreement effective as of December 7, 1998,
                          between HCC Insurance Holdings, Inc. and Benjamin D.
                          Wilcox.

EXHIBIT
NUMBER
-------
     (C)10.14           --Employment Agreement effective as of January 1, 1998,
                          between HCC Insurance Holdings, Inc. and Frank J.
                          Bramanti.

        10.15           --Employment Agreement effective as of January 1, 1998,
                          between HCC Insurance Holdings, Inc. and Edward H. Ellis,
                          Jr.

     (H)10.16           --Agreement and Plan of Merger dated as of October 11, 1999 among HCC Insurance Holdings, Inc., Merger Sub of
                          Delaware, Inc. and The Centris Group, Inc.

        12              --Statement Regarding Computation of Ratios

        21              --Subsidiaries of HCC Insurance Holdings, Inc.

        23              --Consent of Independent Accountants--PricewaterhouseCoopers
                          LLP dated March  30, 2000

        24              --Powers of Attorney

        27              --EDGAR Financial Data Schedule--December 31, 1999

------------------------

(A) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-48737) filed
    October 27, 1992.

(B) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-14479)
    filed October 18, 1996.

(C) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

(D) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1999.

(E) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed March 15, 1999.

(F) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed
    July 11, 1995.

(H)  Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
     Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of comprehensive income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
March 30, 2000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                   1999             1998
                                                              --------------   --------------
ASSETS
Investments:
  Fixed income securities, at market
    (cost: 1999 $343,534,000; 1998 $375,107,000)............  $  342,641,000   $  393,238,000
  Marketable equity securities, at market
    (cost: 1999 $22,493,000; 1998 $1,750,000)...............      19,970,000        2,252,000
  Short-term investments, at cost, which approximates
    market..................................................     215,694,000      129,084,000
  Other investments, at cost, which approximates fair
    value...................................................       3,017,000        1,072,000
                                                              --------------   --------------
      Total investments.....................................     581,322,000      525,646,000

Cash........................................................      26,533,000       16,018,000
Restricted cash and cash investments........................      84,112,000       84,276,000
Commuted receivable.........................................      53,210,000         --
Premium, claims and other receivables.......................     607,986,000      382,630,000
Reinsurance recoverables....................................     683,275,000      372,672,000
Ceded unearned premium......................................     133,657,000      149,568,000
Ceded life and annuity benefits.............................      95,760,000         --
Deferred policy acquisition costs...........................      40,450,000       27,227,000
Property and equipment, net.................................      37,804,000       32,983,000
Goodwill....................................................     263,687,000       88,043,000
Other assets................................................      42,827,000       30,006,000
                                                              --------------   --------------
      TOTAL ASSETS..........................................  $2,650,623,000   $1,709,069,000
                                                              ==============   ==============
LIABILITIES
Loss and loss adjustment expense payable....................  $  871,104,000   $  460,511,000
Life and annuity policy benefits............................      95,760,000         --
Reinsurance balances payable................................     113,373,000       90,983,000
Unearned premium............................................     188,524,000      201,050,000
Deferred ceding commissions.................................      39,792,000       30,842,000
Premium and claims payable..................................     584,537,000      337,909,000
Notes payable...............................................     242,546,000      121,600,000
Accounts payable and accrued liabilities....................      57,559,000       26,311,000
                                                              --------------   --------------
      Total liabilities.....................................   2,193,195,000    1,269,206,000

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 250,000,000 shares
  authorized;
  (issued: 1999 48,839,027 shares; 1998 48,252,478
  shares)...................................................      48,839,000       48,252,000
Additional paid-in capital..................................     176,359,000      162,102,000
Retained earnings...........................................     234,922,000      219,804,000
Accumulated other comprehensive income (loss)...............      (2,692,000)       9,705,000
                                                              --------------   --------------
      Total shareholders' equity............................     457,428,000      439,863,000
                                                              --------------   --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $2,650,623,000   $1,709,069,000
                                                              ==============   ==============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           1998           1997
                                                     ------------   ------------   ------------
REVENUE
Net earned premium.................................  $141,362,000   $143,100,000   $162,571,000
Management fees....................................    90,713,000     74,045,000     51,039,000
Commission income..................................    54,552,000     38,441,000     24,209,000
Net investment income..............................    30,933,000     29,335,000     27,587,000
Net realized investment gain (loss)................    (4,164,000)       845,000       (328,000)
Other operating income.............................    28,475,000     22,268,000     15,239,000
                                                     ------------   ------------   ------------
      Total revenue................................   341,871,000    308,034,000    280,317,000

EXPENSE
Loss and loss adjustment expense...................   109,650,000     91,302,000     96,514,000
Operating expense:
  Policy acquisition costs, net....................     8,177,000     10,978,000     13,580,000
  Compensation expense.............................    77,488,000     56,077,000     51,458,000
  Provision for reinsurance........................    43,462,000        --             --
  Restructuring expense............................     5,489,000        --             --
  Other operating expense..........................    47,247,000     36,063,000     31,628,000
  Merger expense...................................       --             107,000      8,069,000
                                                     ------------   ------------   ------------
      Total operating expense......................   181,863,000    103,225,000    104,735,000
Interest expense...................................    12,964,000      6,021,000      6,004,000
                                                     ------------   ------------   ------------
      Total expense................................   304,477,000    200,548,000    207,253,000
                                                     ------------   ------------   ------------
      Earnings before income tax provision.........    37,394,000    107,486,000     73,064,000
Income tax provision...............................    12,271,000     35,208,000     23,305,000
                                                     ------------   ------------   ------------
      NET EARNINGS.................................  $ 25,123,000   $ 72,278,000   $ 49,759,000
                                                     ============   ============   ============
BASIC EARNINGS PER SHARE DATA:
Earnings per share.................................  $       0.51   $       1.51   $       1.06
                                                     ============   ============   ============
Weighted average shares outstanding................    49,061,000     47,920,000     46,995,000
                                                     ============   ============   ============
DILUTED EARNINGS PER SHARE DATA:
Earnings per share.................................  $       0.51   $       1.48   $       1.03
                                                     ============   ============   ============
Weighted average shares outstanding................    49,649,000     48,936,000     48,209,000
                                                     ============   ============   ============

                 See Notes to Consolidated Financial Statements

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Net earnings..........................................  $ 25,123,000   $72,278,000   $49,759,000

Other comprehensive income net of tax:

  Foreign currency translation adjustment.............       167,000      (344,000)     (215,000)

  Investment gains (losses):

    Investment gains (losses) during the year, net of
      deferred tax charge (benefit) of ($8,042,000) in
      1999, $1,283,000 in 1998 and $2,373,000 in
      1997............................................   (15,271,000)    2,598,000     4,470,000

    Less reclassification adjustment for (gains)
      losses included in net earnings, net of deferred
      tax (charge) benefit of $1,457,000 in 1999,
      ($296,000) in 1998 and $115,000 in 1997.........     2,707,000      (549,000)      213,000
                                                        ------------   -----------   -----------

    Other comprehensive income (loss).................   (12,397,000)    1,705,000     4,468,000
                                                        ------------   -----------   -----------

    COMPREHENSIVE INCOME..............................  $ 12,726,000   $73,983,000   $54,227,000
                                                        ============   ===========   ===========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                      ACCUMULATED
                                                        ADDITIONAL                       OTHER                          TOTAL
                                           COMMON        PAID-IN        RETAINED     COMPREHENSIVE     TREASURY     SHAREHOLDERS'
                                            STOCK        CAPITAL        EARNINGS     INCOME (LOSS)      STOCK          EQUITY
                                         -----------   ------------   ------------   -------------   ------------   -------------
BALANCE AS OF DECEMBER 31, 1996........  $49,017,000   $138,515,000   $162,132,000     $3,532,000    $(56,670,000)  $296,526,000
Net earnings...........................      --             --          49,759,000        --              --          49,759,000
Other comprehensive income.............      --             --             --           4,468,000         --           4,468,000
726,898 shares of Common Stock issued
 for exercise of options, including tax
 benefit of $1,725,000.................      727,000      9,743,000        --             --              --          10,470,000
1,332,024 shares of Common Stock issued
 for acquisitons.......................    1,332,000      9,805,000     (1,507,000)       --              --           9,630,000
Cash dividends declared, $0.12 per
 share.................................      --             --          (5,219,000)       --              --          (5,219,000)
Repurchase of 14,895 shares of common
 stock by pooled company prior to
 merger................................      --             --             --             --             (324,000)      (324,000)
Retirement of 3,316,636 shares of
 treasury stock........................   (3,317,000)    (3,430,000)   (50,247,000)       --           56,994,000        --
Other..................................      --             --             291,000        --              --             291,000
                                         -----------   ------------   ------------     ----------    ------------   ------------
    BALANCE AS OF DECEMBER 31, 1997....  $47,759,000   $154,633,000   $155,209,000     $8,000,000    $    --        $365,601,000
                                         ===========   ============   ============     ==========    ============   ============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                  (CONTINUED)

                                                                                                     ACCUMULATED
                                                                       ADDITIONAL                       OTHER           TOTAL
                                                          COMMON        PAID-IN        RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                           STOCK        CAPITAL        EARNINGS     INCOME (LOSS)      EQUITY
                                                        -----------   ------------   ------------   -------------   -------------
BALANCE AS OF DECEMBER 31, 1997.......................  $47,759,000   $154,633,000   $155,209,000     $8,000,000    $365,601,000
Net earnings..........................................      --             --          72,278,000        --           72,278,000
Other comprehensive income............................      --             --             --           1,705,000       1,705,000
206,504 shares of Common Stock issued for exercise of
 options, including tax benefit of $925,000...........      206,000      1,997,000        --             --            2,203,000
287,025 shares of Common Stock issued for purchased
 companies............................................      287,000      5,472,000        --             --            5,759,000
Cash dividends declared, $0.16 per share..............      --             --          (7,683,000)       --           (7,683,000)
                                                        -----------   ------------   ------------     ----------    ------------
    BALANCE AS OF DECEMBER 31, 1998...................  $48,252,000   $162,102,000   $219,804,000     $9,705,000    $439,863,000
                                                        ===========   ============   ============     ==========    ============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                  (CONTINUED)

                                                                                                     ACCUMULATED
                                                                       ADDITIONAL                       OTHER           TOTAL
                                                          COMMON        PAID-IN        RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                                           STOCK        CAPITAL        EARNINGS     INCOME (LOSS)      EQUITY
                                                        -----------   ------------   ------------   -------------   -------------
BALANCE AS OF DECEMBER 31, 1998.......................  $48,252,000   $162,102,000   $219,804,000   $  9,705,000    $439,863,000
Net earnings..........................................      --             --          25,123,000        --           25,123,000
Other comprehensive income (loss).....................      --             --             --         (12,397,000)    (12,397,000)
505,555 shares of Common Stock issued for exercise of
 options, including tax benefit of $1,156,000.........      506,000      4,277,000        --             --            4,783,000
101,330 shares of Common Stock issued for purchased
 companies............................................      101,000      1,899,000        --             --            2,000,000
414,207 shares of Common Stock contractually issuable
 in the future........................................      --           8,271,000        --             --            8,271,000
Cash dividends declared, $0.20 per share..............      --             --          (9,733,000)       --           (9,733,000)
Other.................................................      (20,000)      (190,000)      (272,000)       --             (482,000)
                                                        -----------   ------------   ------------   ------------    ------------
    BALANCE AS OF DECEMBER 31, 1999...................  $48,839,000   $176,359,000   $234,922,000   $ (2,692,000)   $457,428,000
                                                        ===========   ============   ============   ============    ============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                    --------------------------------------------
                                                        1999            1998            1997
                                                    -------------   -------------   ------------
Cash flows from operating activities:
  Net earnings....................................  $  25,123,000   $  72,278,000   $ 49,759,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Change in commuted receivable.................    (53,210,000)       --              --
    Change in premium, claims and other
      receivables.................................    (92,206,000)   (102,804,000)   (84,309,000)
    Change in reinsurance recoverables............   (231,294,000)   (195,707,000)   (70,972,000)
    Change in ceded unearned premium..............     31,408,000     (64,958,000)   (12,852,000)
    Change in deferred policy acquisition costs,
      net.........................................     (4,659,000)      5,666,000      5,857,000
    Change in other assets........................    (12,081,000)        410,000     (4,501,000)
    Change in loss and loss adjustment expense
      payable.....................................    264,360,000     181,626,000     45,959,000
    Change in reinsurance balances payable........    (15,098,000)     47,069,000     24,800,000
    Change in unearned premium....................    (31,138,000)     46,074,000     (4,174,000)
    Change in premium and claims payable, net of
      restricted cash.............................    102,114,000      64,364,000     98,952,000
    Change in accounts payable and accrued
      liabilities.................................      4,707,000      (9,205,000)    (2,794,000)
    Net realized investment (gain) loss...........      4,164,000        (845,000)       328,000
    Gains on sales of strategic investments.......     (5,523,000)     (4,694,000)       --
    Provision for reinsurance.....................     43,462,000        --              --
    Depreciation and amortization expense.........     13,398,000       7,388,000      5,189,000
    Other, net....................................     (2,630,000)      3,382,000      2,875,000
                                                    -------------   -------------   ------------
      Cash provided by operating activities.......     40,897,000      50,044,000     54,117,000
Cash flows from investing activities:
  Sales of fixed income securities................    131,485,000      18,212,000     27,090,000
  Maturity or call of fixed income securities.....     17,050,000      30,202,000     19,173,000
  Sales of equity securities......................      2,886,000       4,160,000     17,656,000
  Sales of strategic investments..................     15,905,000       3,324,000        --
  Change in short-term investments................    (14,935,000)    (24,667,000)   (26,562,000)
  Cash paid for companies acquired, net of cash
    received......................................   (186,923,000)    (33,011,000)   (12,948,000)
  Cost of investments acquired....................    (70,736,000)    (43,968,000)   (87,084,000)
  Purchase of property and equipment and other....     (9,076,000)    (15,320,000)    (6,718,000)
                                                    -------------   -------------   ------------
      Cash used by investing activities...........   (114,344,000)    (61,068,000)   (69,393,000)
Cash flows from financing activities:
  Proceeds from notes payable.....................    547,000,000      74,200,000     97,500,000
  Sale of Common Stock............................      4,783,000       2,203,000     10,470,000
  Payments on notes payable.......................   (458,600,000)    (49,950,000)   (89,667,000)
  Dividends paid..................................     (9,221,000)     (7,139,000)    (4,550,000)
  Repurchase of common stock......................       --              --             (324,000)
                                                    -------------   -------------   ------------
      Cash provided by financing activities.......     83,962,000      19,314,000     13,429,000
                                                    -------------   -------------   ------------
      Net change in cash..........................     10,515,000       8,290,000     (1,847,000)
      Cash as of beginning of year................     16,018,000       7,728,000      9,575,000
                                                    -------------   -------------   ------------
      CASH AS OF END OF YEAR......................  $  26,533,000   $  16,018,000   $  7,728,000
                                                    =============   =============   ============

                 See Notes to Consolidated Financial Statements

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

    HCC Insurance Holdings, Inc. ("the Company" or "HCC"), and its subsidiaries include domestic and foreign property and casualty and life insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty and life and health insurance to commercial customers in the areas of accident and health reinsurance, aviation, marine, property, offshore energy, workers' compensation, group health and medical stop-loss insurance. The principal insurance company subsidiaries are Houston Casualty Company ("HC") in Houston, Texas, and London, England; HCC Life Insurance Company ("HCCL") in Houston, Texas; U.S. Specialty Insurance Company ("USSIC") in Houston, Texas; and Avemco Insurance Company ("AIC") in Frederick, Maryland. The underwriting agency subsidiaries provide underwriting management and claims servicing for insurance and reinsurance companies, specializing in aviation, medical stop-loss, occupational accident and workers' compensation insurance and a variety of accident and health related reinsurance products. The principal agency subsidiaries are LDG Reinsurance Corporation ("LDG Re") in Wakefield, Massachusetts and New York City, New York; LDG Re (London), Ltd. ("LDG Re-London") in London, England; HCC Aviation Insurance Group, Inc. ("HCCA") in Dallas, Texas and Glendale, California; HCC Employer Services, Inc. ("HCCES") in Northbrook, Illinois, Montgomery, Alabama and Dallas, Texas; and HCC Benefits Corporation ("HCCB") in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas. The intermediary subsidiaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies operate. The Company's principal intermediary subsidiaries are HCC Intermediaries, Inc. ("HCCI") in Houston, Texas; HCC Employee Benefits, Inc. ("HCCEB") in Houston, Texas; and Rattner Mackenzie Limited ("RML") in London, England. The service company subsidiaries perform various insurance related services for insurance companies.

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

INVESTMENTS

    Fixed income securities and marketable equity securities are classified as available for sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a component of other comprehensive income, net of the related deferred income tax effects, if any. Fixed income securities available for sale are purchased with the original intent to hold to maturity, but they may be available for sale if market conditions warrant, or if the Company's investment policies dictate, in order to maximize the Company's investment yield. Short-term investments and restricted short-term investments are carried at cost, which approximates market value.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
    The realized gain or loss on investment transactions is determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

PROPERTY AND EQUIPMENT

    Property and equipment are carried at cost, net of accumulated depreciation. Depreciation expense is provided using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the estimated useful life or the term of the respective lease. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

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

PREMIUM AND OTHER RECEIVABLES

    The Company has adopted the gross method for reporting receivables and payables on brokered transactions. Management reviews the collectibility of its receivables on a current basis and provides an allowance for doubtful accounts if it deems that there are accounts which are doubtful of collection. The amount of the allowance at December 31, 1999 and 1998 is not material.

LOSS AND LOSS ADJUSTMENT EXPENSE PAYABLE OF INSURANCE COMPANY SUBSIDIARIES

    Loss and loss adjustment expense payable is based on undiscounted estimates of payments to be made for reported and incurred but not reported ("IBNR") losses and anticipated salvage and subrogation

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) receipts. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for IBNR are based both on the Company's and the industry's experience. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

REINSURANCE

    The Company records all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are estimated and recorded in a manner consistent with the underlying reinsured contracts. Management has also recorded a reserve for uncollectible reinsurance based on current estimates of collectibility. These estimates could change and affect the level of the reserve needed.

GOODWILL

    In connection with the Company's acquisitions of subsidiaries accounted for as purchases, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method over twenty years for acquired agency operations which operate in existing lines of business and in the same country. Goodwill related to acquired agency operations which represent the Company's initial entry into new lines of business or new countries is amortized over thirty years. Goodwill related to acquired insurance company operations is amortized over forty years. Managements of the acquired businesses have successfully operated in their markets for a number of years and, with the additional capital provided by the Company, will be positioned to take advantage of increased opportunities. Accumulated amortization of goodwill as of December 31, 1999 and 1998, was $11.5 million and $5.2 million, respectively.

    The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property, plant and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Amortization of goodwill charged to income for the years ended December 31, 1999, 1998 and 1997 was $6.7 million, $3.0 million and $1.6 million, respectively.

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

    As of December 31, 1999 and 1998 the Company included $138.5 million and $80.1 million, respectively, of certain fiduciary funds in short-term investments. These are funds held by underwriting agency or intermediary subsidiaries for the benefit of insurance or reinsurance clients. The Company earns the interest on these funds.

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

FOREIGN CURRENCY

    The functional currency of most foreign subsidiaries and branches is the United States Dollar. Assets and liabilities recorded in foreign currencies are translated into United States Dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Translation gains and losses are recorded in earnings and included in other operating expenses. The Company's foreign currency transactions are principally denominated in British Pound Sterling ("GBP") and other European currencies. For the years ended December 31, 1999, 1998 and 1997, the gain (loss) from currency conversion was $442,000, $219,000 and ($884,000), respectively.

    Some foreign subsidiaries or branches have a functional currency of either the GBP or the Canadian Dollar ("CAD"). The cumulative translation adjustment, representing the effect of translating these subsidiaries' or branches' assets and liabilities into United States Dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

    On a very limited basis in the past, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but incurs expenses in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2000. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, the Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

    To the extent the fair value of the foreign exchange forward contracts qualify for hedge accounting treatment the gain ($41,000 at December 31, 1999), or loss due to changes in fair value is not recognized in the financial statements until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the fair value of the foreign currency forward contracts do

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED) not qualify for hedge accounting treatment, the gain or loss due to changes in fair value is recognized in the consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure.

COMPUTER PRODUCTS AND SERVICES

    Revenue from software contracts is recognized when delivery has occurred, other remaining vendor obligations are no longer significant and collectibility is probable or in accordance with contract accounting rules when material modification or customization is required. Revenue from the sale of computer hardware is recognized when delivery has occurred. Maintenance support is recognized pro rata over the term of the maintenance agreement. Revenue from such products and services is included in other operating income.

    Software production costs are capitalized when the technological feasibility of a new product has been established. The capitalized costs are amortized based upon current and estimated future revenue for each product with a minimum of straight-line amortization over the remaining estimated economic life of the product. All other software development costs are expenses as incurred.

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

EARNINGS PER SHARE

    Basic earnings per share is based on the weighted average number of common shares outstanding during the year divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the year divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock outstanding due to options. Contingent shares to be issued are included in the earnings per share computation when the underlying conditions for issuance have been met.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

    Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is now effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivatives or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effects of SFAS No. 133, as well as the timing of its adoption, are currently being reviewed by management.

    During December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES (CONTINUED)
Company during the second quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or shareholders' equity.

RECLASSIFICATIONS

    Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

(2) ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

    In 1999 and 1998, the Company acquired certain businesses in transactions accounted for using the purchase method of accounting, as shown in the chart below. The Company is still in the process of finalizing the purchase accounting for The Centris Group, Inc. ("Centris") and the purchase price allocation may change by amounts which are expected to be immaterial.

                                                            CONSIDERATION
                                                       -----------------------
                                                       SHARES OF                                  GOODWILL
                                                       COMPANY'S                                AMORTIZATION
                                           EFFECTIVE    COMMON                     GOODWILL        PERIOD
                                             DATE        STOCK        CASH        RECOGNIZED      IN YEARS
                                           ---------   ---------   -----------   ------------   ------------
1999
  RML....................................  01/01/99     414,207    $64,600,000   $ 70,800,000     30
  Midwest Stop Loss Underwriting.........  01/28/99     110,330      3,000,000      4,800,000     20
  Centris................................  12/31/99       --       149,500,000    101,900,000     20

1998
  Guarantee Insurance Resources..........  03/01/98      29,029    $21,400,000   $ 20,900,000     20
  J.E. Stone and Associates, Inc.........  10/01/98     257,496      5,200,000      9,700,000     20
  Sun Employer Services, Inc. ("Sun")....  11/01/98         500     17,600,000     21,300,000     30
  North American Insurance
    Management Corporation's occupational
      accident operations................  11/24/98       --         4,000,000      4,000,000     20

    On a combined basis, the fair value of assets acquired was $549.5 million in 1999 and $44.9 million in 1998. The fair value of liabilities assumed was $499.8 million in 1999 and $46.2 million in 1998. The total consideration was $227.4 million in 1999 and $50.0 million in 1998. The results of operations of the businesses acquired in transactions accounted for using the purchase method of accounting have been included in the consolidated financial statements beginning on the effective date of each transaction.

    In connection with the Sun acquisition, the Company may also issue up to 378,000 shares of its common stock on a contingent basis assuming certain future financial benchmarks are met. Contingent shares issued will be recorded as additional consideration at the current fair value if and when the financial benchmarks are met and the shares are issued. Of these shares, 49,000 are issuable in 2000 because the contingency had been partially met as of December 31, 1999.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
    The following unaudited pro forma summary presents information as if the 1999 purchase acquisitions had occurred at the beginning of each year after giving effect to certain adjustments including amortization of goodwill, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. Centris, whose results of operations are included in the pro forma financial information below, in 1999 experienced both a loss from discontinued operations of $13.2 million and significant underwriting losses.

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                   1999              1998
                                                              ---------------   ---------------
UNAUDITED PROFORMA INFORMATION
Revenue.....................................................   $447,239,000      $493,551,000
Earnings (loss) from continuing operations..................     (2,062,000)       69,905,000
Net earnings (loss).........................................    (15,293,000)       46,637,000
Basic earnings (loss) per share from continuing
  operations................................................          (0.04)             1.46
Diluted earnings (loss) per share from continuing
  operations................................................          (0.04)             1.43
Basic earnings (loss) per share.............................          (0.31)             0.97
Diluted earnings (loss) per share...........................          (0.31)             0.95

    In connection with the Centris acquisition, a plan was formulated, approved and implemented prior to December 31, 1999 to eliminate Centris' corporate staff, combine the Centris medical stop-loss operations with those of HCCB and combine certain Centris and HCCB production and underwriting facilities. In accordance with the plan, certain Centris employees were terminated with severance benefits to be paid in accordance with Centris' employment contracts for executives or the HCC severance plan for Centris employees who did not have employment contracts. These severance obligations were accrued as of the acquisition date, included in the purchase price allocation and will not be included in expense in the Company's statements of earnings. Additionally, accruals of $848,000 were made at that date for future lease costs of office space made redundant by the plan. The following table provides a detailed analysis of the accruals:

                                                             ACCRUED AT
                                                              PURCHASE    PAID IN    ACCRUED AT
                                                                DATE        1999      12/31/99
                                                             ----------   --------   ----------
Contractual executive severance accruals...................  $6,744,000   $878,000   $5,866,000
Other severance accruals...................................     397,000      --         397,000
Lease obligation accruals..................................     848,000      --         848,000
                                                             ----------   --------   ----------
    Total..................................................  $7,989,000   $878,000   $7,111,000
                                                             ==========   ========   ==========

    It is expected that the significant portion of the severance accruals will be paid prior to April 30, 2000 in accordance with the contractual terms of the severance agreements. Management is still evaluating what additional actions, if any, are necessary to finalize the integration of the Centris operations. Any additional accruals will be recorded as an adjustment to the purchase price allocation.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS (CONTINUED)
DISPOSITIONS

    In January, 1999, the Company sold its 21% interest in Underwriters Indemnity Holdings, the parent of Underwriters Indemnity Company, to RLI Corporation for $8.2 million. The Company realized a pre-tax gain of $4.9 million, included in other operating income, in connection with the sale. The Company's investment in Underwriters Indemnity Holdings, which was accounted for by the equity method, was not material to the Company's financial position and results of operations.

(3) INVESTMENTS

    Substantially all of the Company's fixed income securities are investment grade; most are A rated or better. No high-yield corporate bonds are owned or contemplated. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                            COST OR         GROSS         GROSS       ESTIMATED
                                           AMORTIZED     UNREALIZED    UNREALIZED       MARKET
                                             COST           GAIN          LOSS          VALUE
                                         -------------   -----------   -----------   ------------
December 31, 1999:
Marketable equity securities...........  $  22,493,000   $     8,000   $(2,531,000)  $ 19,970,000
US Treasury securities.................     57,941,000        96,000      (532,000)    57,505,000
Obligations of states, municipalities
  and political subdivisions...........    263,395,000     2,548,000    (2,839,000)   263,104,000
Other fixed income securities..........     22,198,000        24,000      (190,000)    22,032,000
                                         -------------   -----------   -----------   ------------
    Total securities...................  $ 366,027,000   $ 2,676,000   $(6,092,000)  $362,611,000
                                         =============   ===========   ===========   ============
December 31, 1998:
Marketable equity securities...........  $   1,750,000   $   502,000   $   --        $  2,252,000
Strategic operational investments......     18,842,000       --         (2,900,000)    15,942,000
US Treasury securities.................     19,183,000       627,000       (37,000)    19,773,000
Obligations of states, municipalities
  and political subdivisions...........    354,663,000    18,257,000      (767,000)   372,153,000
Other fixed income securities..........      1,261,000        51,000       --           1,312,000
                                         -------------   -----------   -----------   ------------
    Total securities...................  $ 395,699,000   $19,437,000   $(3,704,000)  $411,432,000
                                         =============   ===========   ===========   ============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)

    The amortized cost and estimated market value of fixed income securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                              ESTIMATED
                                                               AMORTIZED        MARKET
                                                                  COST          VALUE
                                                              ------------   ------------
Due in 1 year or less.......................................  $ 36,885,000   $ 37,052,000
Due after 1 year through 5 years............................   107,135,000    107,647,000
Due after 5 years through 10 years..........................    97,527,000     97,250,000
Due after 10 years through 15 years.........................    69,372,000     68,695,000
Due after 15 years..........................................    32,615,000     31,997,000
                                                              ------------   ------------
    Total fixed income securities...........................  $343,534,000   $342,641,000
                                                              ============   ============

    As of December 31, 1999, the Company's insurance company subsidiaries had deposited fixed income securities with an amortized cost of approximately $40.0 million (market: $40.1 million) to meet the deposit requirements of various insurance departments.

    All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 1999. The sources of net investment income for the three years ended December 31, 1999, are detailed below:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Fixed income securities...............................  $20,098,000   $20,711,000   $20,937,000
Short-term investments................................   10,915,000     8,079,000     5,680,000
Equity securities.....................................       36,000        35,000       572,000
Other.................................................      --            607,000       445,000
                                                        -----------   -----------   -----------
  Total investment income.............................   31,049,000    29,432,000    27,634,000
Investment expense....................................     (116,000)      (97,000)      (47,000)
                                                        -----------   -----------   -----------
  Net investment income...............................  $30,933,000   $29,335,000   $27,587,000
                                                        ===========   ===========   ===========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS (CONTINUED)

    Realized pre-tax gain (loss) on the sale of investments is as follows:

                                                             GAIN         LOSS           NET
                                                          ----------   -----------   -----------
For the year ended December 31, 1999:
Fixed income securities.................................  $1,226,000   $(1,390,000)  $  (164,000)
Marketable equity securities............................     450,000    (4,391,000)   (3,941,000)
Other investments.......................................     120,000      (179,000)      (59,000)
                                                          ----------   -----------   -----------
    Realized gain (loss)................................  $1,796,000   $(5,960,000)  $(4,164,000)
                                                          ==========   ===========   ===========
For the year ended December 31, 1998:
Fixed income securities.................................  $1,132,000   $  (121,000)  $ 1,011,000
Marketable equity securities............................     245,000      (411,000)     (166,000)
                                                          ----------   -----------   -----------
    Realized gain (loss)................................  $1,377,000   $  (532,000)  $   845,000
                                                          ==========   ===========   ===========
For the year ended December 31, 1997:
Fixed income securities.................................  $   68,000   $  (242,000)  $  (174,000)
Marketable equity securities............................     113,000      (267,000)     (154,000)
                                                          ----------   -----------   -----------
    Realized gain (loss)................................  $  181,000   $  (509,000)  $  (328,000)
                                                          ==========   ===========   ===========

    Unrealized pre-tax net investment gains (losses) on investments for three years ended December 31, 1999 is as follows:

                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Fixed income securities...............................  $(19,024,000)  $ 3,551,000   $ 8,869,000
Marketable equity securities..........................    (3,025,000)      888,000      (201,000)
Strategic operational investments.....................     2,900,000    (1,403,000)   (1,497,000)
                                                        ------------   -----------   -----------
    Net unrealized investment gain (loss).............  $(19,149,000)  $ 3,036,000   $ 7,171,000
                                                        ============   ===========   ===========

(4) PROPERTY AND EQUIPMENT

    The following table summarizes property and equipment at December 31, 1999 and 1998:

                                                                                     ESTIMATED
                                                         1999           1998        USEFUL LIFE
                                                     ------------   ------------   --------------
Buildings and improvements.........................  $ 20,001,000   $ 18,995,000   30 to 45 years
Furniture, fixtures and equipment..................    16,580,000     13,752,000   3 to 10 years
Management information systems.....................    27,769,000     20,615,000   3 to 7 years
                                                     ------------   ------------
    Total property and equipment...................    64,350,000     53,362,000
Less accumulated depreciation and amortization.....   (26,546,000)   (20,379,000)
                                                     ------------   ------------
    Property and equipment, net....................  $ 37,804,000   $ 32,983,000
                                                     ============   ============

    Depreciation and amortization expense on property and equipment was approximately $6.7 million, $4.4 million, and $3.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE

    Notes payable as of December 31, 1999 and 1998 are shown in the table below. The estimated fair value of the notes payable is based on current rates offered to the Company for debt with similar terms and approximates the carrying value at the balance sheet dates.

                                                                  1999           1998
                                                              ------------   ------------
Acquisition notes...........................................  $  7,546,000   $ 16,600,000
Facility....................................................   235,000,000    105,000,000
                                                              ------------   ------------
    Total notes payable.....................................  $242,546,000   $121,600,000
                                                              ============   ============

    Effective December 30, 1997, the Company executed a $120.0 million revolving credit facility ("Previous Facility") with a group of banks. Borrowing under the Previous Facility could be made by the Company until December 30, 1999, at which time all principal was due. Outstanding advances under the Previous Facility carried interest at the Company's option of either the prime rate or at the then current London Interbank Offering Rate ("LIBOR") plus 1%.

    On March 8, 1999, the Company entered into a Loan Agreement (the "Old Facility") with a group of banks. The Old Facility included a $150.0 million Revolving Loan Facility and $100.0 million Short Term Revolving Loan Facility. Borrowings under the Old Facility could be made from time to time by the Company for general corporate purposes through the Short Term Revolving Loan Facility until it expired on March 7, 2000 and through the Revolving Loan Facility until it expired on February 28, 2002. Outstanding loans under the Old Facility bore interest at agreed upon rates.

    On December 17, 1999, the Company entered into a Loan Agreement (the "Facility") with a group of banks. The Facility includes a $300.0 million Revolving Loan Facility. Borrowing under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock of HC, HCCL, AIC and USSIC and by the pledge of stock and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness under the Old Facility, and to partially fund the Centris acquisition. As of December 31, 1999, total debt outstanding under the Facility was $235.0 million and the weighted average interest rate was 8.04%.

    The acquisition note at December 31, 1998 was a note payable to the former owner of Sun. The note carried interest at 6.4% and was due and paid January 5, 1999. The acquisition notes at December 31, 1999 are payable to former owners of RML. The notes are payable in decreasing amounts in four annual installments beginning January 31, 2000. The notes carry no stated interest, but were discounted at 6.25% for financial reporting purposes when the acquisition of RML was recorded. The interest rate used was based on current rates offered to the Company as of RML's acquisition date.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(5) NOTES PAYABLE (CONTINUED)
    At December 31, 1999, several of the Company's subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.0 million available through December 31, 2000. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $50.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (8.5% at December 31, 1999). At December 31, 1999, letters of credit totaling $17.2 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities of $21.5 million collateralizing the line.

(6) INCOME TAX

    As of December 31, 1999 and 1998, the Company had income taxes receivable of $16.2 million and $2.9 million, respectively, included in other assets in the consolidated balance sheets. In connection with the acquisition of Centris, the Company acquired approximately $35.0 million in net operating loss carryforwards for Federal income tax purposes which expire in varying amount through the year 2020. Future use of the net operating losses is subject to material statutory limitations due to changes of ownership and entity. Therefore, a valuation allowance was established to reduce the net deferred tax asset associated with the carryforwards to zero. Any future tax benefit realized from the use of the carryforwards will not be credited to future income but will reduce goodwill recorded in connection with the purchase transaction. The components of the income tax provision for the three years ended December 31, 1999, are as follows:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Current...............................................  $12,963,000   $32,498,000   $19,375,000
Deferred:
  Change in net deferred tax at current enacted tax
  rate................................................   (1,145,000)    2,758,000     4,074,000
  Change in deferred tax valuation allowance..........      453,000       (48,000)     (144,000)
                                                        -----------   -----------   -----------
    Total deferred provision (benefit)................     (692,000)    2,710,000     3,930,000
                                                        -----------   -----------   -----------
    Total income tax provision........................  $12,271,000   $35,208,000   $23,305,000
                                                        ===========   ===========   ===========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
    The net deferred tax asset is included in other assets in the consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 1999 and 1998, is as follows:

                                                                  1999          1998
                                                              ------------   -----------
Tax net operating loss carryforwards........................  $ 12,155,000   $ 1,381,000
Excess of financial unearned premium over tax...............     2,512,000     4,408,000
Effect of loss reserve discounting and salvage and
  subrogation accrual for tax...............................     9,585,000     5,187,000
Unrealizable loss on decrease in value of securities
  available for sale (shareholders' equity).................     1,611,000       --
Bad debt and accrued expenses, deducted for financial over
  tax.......................................................    12,443,000     3,783,000
Valuation allowance.........................................   (12,091,000)      (50,000)
                                                              ------------   -----------
    Total assets............................................    26,215,000    14,709,000

Unrealized gain on increase in value of securities available
  for sale (shareholders' equity)...........................       --          5,522,000
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax...........................     1,634,000     1,074,000
Amortizable goodwill........................................     2,346,000     1,011,000
Property and equipment depreciation and other items.........     3,984,000     3,779,000
                                                              ------------   -----------
    Total liabilities.......................................     7,964,000    11,386,000
                                                              ------------   -----------
    Net deferred tax asset..................................  $ 18,251,000   $ 3,323,000
                                                              ============   ===========

    Changes in the valuation allowance account applicable to the net deferred tax asset for the three years ended December 31, 1999 are as follows:

                                                                1999         1998       1997
                                                             -----------   --------   ---------
Balance, beginning of year.................................  $    50,000   $ 98,000   $  54,000
Increase (decrease) charged (credited) to income...........      453,000    (48,000)   (144,000)
Valuation allowance acquired, which in 1999 relates to net
  operating loss carryforwards.............................   11,588,000      --        188,000
                                                             -----------   --------   ---------
    Balance, end of year...................................  $12,091,000   $ 50,000   $  98,000
                                                             ===========   ========   =========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(6) INCOME TAX (CONTINUED)
    The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 1999:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Statutory tax rate....................................         35.0%         35.0%         35.0%
Federal tax at statutory rate.........................  $13,088,000   $37,620,000   $25,572,000
Nontaxable municipal bond interest and dividends
  received deduction..................................   (5,460,000)   (5,753,000)   (6,065,000)
Non deductible expenses...............................    1,097,000       450,000     2,198,000
State income taxes....................................    3,011,000     3,521,000     2,242,000
Foreign income taxes..................................    4,793,000       440,000       475,000
Foreign tax credit....................................   (4,354,000)     (440,000)     (475,000)
Other, net............................................       96,000      (630,000)     (642,000)
                                                        -----------   -----------   -----------
    Income tax provision..............................  $12,271,000   $35,208,000   $23,305,000
                                                        ===========   ===========   ===========
    Effective tax rate................................         32.8%         32.8%         31.9%
                                                        ===========   ===========   ===========

(7) SEGMENT AND GEOGRAPHIC DATA

    The Company classifies its activities into four operating business segments based upon services provided: 1) insurance company operations, 2) underwriting agency operations, 3) intermediary operations, and 4) other operations. See
Note 1 for a description of the services provided by and the principal subsidiaries included in the insurance company, underwriting agency and intermediary segments. The other operations perform various insurance related services for insurance company subsidiaries and unaffiliated insurance companies. The subsidiaries currently operating in this segment provide insurance claims adjusting services and the development and sale of insurance industry related software. Also included in other operations is income from strategic operational investments. Corporate includes general corporate operations, and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of management fees of the underwriting agency segment, commission income of the intermediary segment and service revenue of the other operations charged to the insurance company segment on business retained by the Company's insurance company subsidiaries. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

    The performance of each segment is evaluated by management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, amortization of goodwill, interest expense on debt incurred at the purchase date and intercompany eliminations have been charged or credited to the individual segments.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

    The following tables show information by business segment and geographic location. Geographic location is determined by physical location of the Company's offices and does not represent the location of insureds or reinsureds from whom the business was generated.

                                             INSURANCE     UNDERWRITING                     OTHER
                                              COMPANY         AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE       TOTAL
                                            ------------   ------------   ------------   -----------   -----------   ------------
For the year ended December 31, 1999:
Revenue:
  Domestic................................  $151,044,000   $91,385,000    $31,778,000    $27,364,000   $   681,000   $302,252,000
  Foreign.................................    10,676,000     3,699,000     25,244,000        --            --          39,619,000
  Inter-segment...........................       --          3,170,000        594,000      1,133,000       --           4,897,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    TOTAL SEGMENT REVENUE.................  $161,720,000   $98,254,000    $57,616,000    $28,497,000   $   681,000    346,768,000
                                            ============   ===========    ===========    ===========   ===========

  Inter-segment revenue...................                                                                             (4,897,000)
                                                                                                                     ------------
    CONSOLIDATED TOTAL REVENUE............                                                                           $341,871,000
                                                                                                                     ============
Net earnings (loss):
  Domestic................................  $ (8,631,000)  $17,129,000    $ 9,042,000    $ 7,643,000   $(2,279,000)  $ 22,904,000
  Foreign.................................    (2,078,000)       21,000      4,575,000        --            --           2,518,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    Total segment net earnings (loss).....  $(10,709,000)  $17,150,000    $13,617,000    $ 7,643,000   $(2,279,000)    25,422,000
                                            ============   ===========    ===========    ===========   ===========
  Inter-segment eliminations..............                                                                               (299,000)
                                                                                                                     ------------
    CONSOLIDATED NET EARNINGS.............                                                                           $ 25,123,000
                                                                                                                     ============
Other items:
  Net investment income...................  $ 23,400,000   $ 4,186,000    $ 2,491,000    $   424,000   $   432,000   $ 30,933,000
  Depreciation and amortization...........     2,880,000     5,898,000      3,776,000        264,000       580,000     13,398,000
  Interest expense........................        19,000     3,809,000      4,640,000        --          4,496,000     12,964,000
  Restructuring expense...................       687,000     3,278,000      1,453,000        --             71,000      5,489,000
  Capital expenditures....................     2,405,000     5,339,000        110,000        585,000       637,000      9,076,000

  Income tax provision (benefit)..........   (13,324,000)   13,969,000      8,608,000      4,454,000    (1,242,000)    12,465,000
  Inter-segment eliminations..............                                                                               (194,000)
                                                                                                                     ------------
    Consolidated income tax provision.....                                                                           $ 12,271,000
                                                                                                                     ============

    The insurance company segment incurred a provision for reinsurance totaling $28.3 million, net of income tax, during 1999. Also during 1999, earnings before income taxes was $32.3 million for domestic subsidiaries and $5.1 million for foreign subsidiaries.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)

                                             INSURANCE     UNDERWRITING                     OTHER
                                              COMPANY         AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE       TOTAL
                                            ------------   ------------   ------------   -----------   -----------   ------------
For the year ended December 31, 1998:
Revenue:
  Domestic................................  $156,715,000   $79,367,000    $33,086,000    $21,168,000   $ 2,121,000   $292,457,000
  Foreign.................................    11,049,000     3,438,000        991,000         99,000       --          15,577,000
  Inter-segment...........................       --          1,975,000      1,876,000      1,252,000       --           5,103,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    TOTAL SEGMENT REVENUE.................  $167,764,000   $84,780,000    $35,953,000    $22,519,000   $ 2,121,000    313,137,000
                                            ============   ===========    ===========    ===========   ===========

Inter-segment revenue.....................                                                                             (5,103,000)
                                                                                                                     ------------
    CONSOLIDATED TOTAL REVENUE............                                                                           $308,034,000
                                                                                                                     ============
Net earnings (loss):
  Domestic................................  $ 32,909,000   $19,283,000    $16,263,000    $ 5,210,000   $(2,676,000)  $ 70,989,000
  Foreign.................................       926,000       105,000        657,000       (399,000)      --           1,289,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    NET EARNINGS (LOSS)...................  $ 33,835,000   $19,388,000    $16,920,000    $ 4,811,000   $(2,676,000)  $ 72,278,000
                                            ============   ===========    ===========    ===========   ===========   ============
Other items:
  Net investment income...................  $ 22,995,000   $ 3,949,000    $   362,000    $   536,000   $ 1,493,000   $ 29,335,000
  Depreciation and amortization...........     2,011,000     4,094,000        406,000        422,000       455,000      7,388,000
  Interest expense........................       (58,000)    1,963,000         91,000        --          4,025,000      6,021,000
  Capital expenditures....................    10,405,000     2,685,000        660,000        205,000     1,365,000     15,320,000
  Income tax provision (benefit)..........     9,485,000    13,025,000     10,702,000      2,885,000      (889,000)    35,208,000

For the year ended December 31, 1997:
Revenue:
  Domestic................................  $170,943,000   $55,838,000    $18,335,000    $15,343,000   $ 1,188,000   $261,647,000
  Foreign.................................    14,967,000     2,590,000        967,000        146,000       --          18,670,000
  Inter-segment...........................       --          3,067,000      1,213,000      1,812,000     1,271,000      7,363,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    Total segment revenue.................  $185,910,000   $61,495,000    $20,515,000    $17,301,000   $ 2,459,000    287,680,000
                                            ============   ===========    ===========    ===========   ===========

Inter-segment revenue.....................                                                                             (7,363,000)
                                                                                                                     ------------
    CONSOLIDATED TOTAL REVENUE............                                                                           $280,317,000
                                                                                                                     ============
Net earnings (loss):
  Domestic................................  $ 34,274,000   $13,186,000    $ 6,104,000    $ 1,755,000   $(12,299,000) $ 43,020,000
  Foreign.................................     6,333,000        90,000        987,000       (671,000)      --           6,739,000
                                            ------------   -----------    -----------    -----------   -----------   ------------
    NET EARNINGS (LOSS)...................  $ 40,607,000   $13,276,000    $ 7,091,000    $ 1,084,000   $(12,299,000) $ 49,759,000
                                            ============   ===========    ===========    ===========   ===========   ============
Other items:
  Net investment income...................  $ 23,379,000   $ 2,620,000    $   322,000    $   128,000   $ 1,138,000   $ 27,587,000
  Depreciation and amortization...........     1,453,000     2,490,000        173,000        492,000       581,000      5,189,000
  Interest expense........................         3,000        33,000        --             --          5,968,000      6,004,000
  Capital expenditures....................     2,838,000     3,416,000         76,000        168,000       296,000      6,794,000
  Income tax provision (benefit)..........    13,172,000     9,818,000      4,128,000        436,000    (4,249,000)    23,305,000

    The corporate net loss in 1997 included an after-tax charge of $7.2 million with respect to merger expenses.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(7) SEGMENT AND GEOGRAPHIC DATA (CONTINUED)
    Assets by business segment and geographic location are shown in the following table:

                                          INSURANCE      UNDERWRITING                     OTHER
                                           COMPANY          AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE        TOTAL
                                        --------------   ------------   ------------   -----------   -----------   --------------
December 31, 1999:
  Domestic............................  $1,567,855,000   $520,122,000   $114,818,000   $16,984,000   $28,001,000   $2,247,780,000
  Foreign.............................      83,882,000    28,756,000    290,205,000        --            --           402,843,000
                                        --------------   ------------   ------------   -----------   -----------   --------------
    Total assets......................  $1,651,737,000   $548,878,000   $405,023,000   $16,984,000   $28,001,000   $2,650,623,000
                                        ==============   ============   ============   ===========   ===========   ==============
December 31, 1998:
  Domestic............................  $1,074,738,000   $431,619,000   $52,940,000    $30,519,000   $25,823,000   $1,615,639,000
  Foreign.............................      60,702,000    27,084,000      5,644,000        --            --            93,430,000
                                        --------------   ------------   ------------   -----------   -----------   --------------
    Total assets......................  $1,135,440,000   $458,703,000   $58,584,000    $30,519,000   $25,823,000   $1,709,069,000
                                        ==============   ============   ============   ===========   ===========   ==============

    During the years ended December 31, 1998 and 1997, one broker in London, England, produced gross written premium ("GWP") to the Company of approximately $46.1 million and $42.8 million, respectively. This represents 10%, and 12% of the Company's total GWP for those years. During 1999, no customer produced in excess of 10% of the Company's total GWP.

(8) REINSURANCE

    In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure, protect against catastrophic loss and diversifying their business. Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
order to satisfy local licensing or other requirements. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                   LOSS AND LOSS
                                                      WRITTEN         EARNED        ADJUSTMENT
                                                      PREMIUM         PREMIUM         EXPENSE
                                                   -------------   -------------   -------------
For the year ended December 31, 1999:
  Direct business................................  $ 291,513,000   $ 294,130,000   $ 261,696,000
  Reinsurance assumed............................    276,818,000     294,103,000     423,763,000
  Reinsurance ceded..............................   (428,407,000)   (446,871,000)   (575,809,000)
                                                   -------------   -------------   -------------
    Net amounts..................................  $ 139,924,000   $ 141,362,000   $ 109,650,000
                                                   =============   =============   =============

For the year ended December 31, 1998:
  Direct business................................  $ 228,629,000   $ 192,536,000   $ 202,858,000
  Reinsurance assumed............................    269,647,000     260,539,000     292,064,000
  Reinsurance ceded..............................   (376,393,000)   (309,975,000)   (403,620,000)
                                                   -------------   -------------   -------------
    Net amounts..................................  $ 121,883,000   $ 143,100,000   $  91,302,000
                                                   =============   =============   =============
For the year ended December 31, 1997:
  Direct business................................  $ 177,728,000   $ 174,533,000   $ 126,861,000
  Reinsurance assumed............................    168,671,000     180,339,000     165,831,000
  Reinsurance ceded..............................   (203,546,000)   (192,301,000)   (196,178,000)
                                                   -------------   -------------   -------------
    Net amounts..................................  $ 142,853,000   $ 162,571,000   $  96,514,000
                                                   =============   =============   =============

    Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $117.0 million, $59.1 million and $45.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    The table below represents the composition of reinsurance recoverables in the accompanying consolidated balance sheets:

                                                       1999           1998
                                                   ------------   ------------
Reinsurance recoverable on paid losses...........  $ 91,318,000   $ 33,572,000
Reinsurance recoverable on outstanding losses....   382,565,000    279,086,000
Reinsurance recoverable on IBNR..................   214,933,000     62,513,000
Reserve for uncollectible reinsurance............    (5,541,000)    (2,499,000)
                                                   ------------   ------------
    Total reinsurance recoverables...............  $683,275,000   $372,672,000
                                                   ============   ============

    The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
amounts held by the Company as collateral plus other credits available for potential offset as of December 31, 1999 and 1998:

                                                       1999           1998
                                                   ------------   ------------
Payables to reinsurers...........................  $212,962,000   $227,613,000
Letters of credit................................   154,111,000    166,494,000
Cash deposits....................................    19,882,000      8,077,000
                                                   ------------   ------------
    Total credits................................  $386,955,000   $402,184,000
                                                   ============   ============

    In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies. The following table shows reinsurance balances relating to the reinsurers with a net recoverable balance greater than $10.0 million as of December 31, 1999 and 1998. The total recoverables column included paid loss recoverable, outstanding loss recoverable, IBNR recoverable and ceded unearned premium.

                                                                                     LETTERS OF CREDIT,
                                        A.M. BEST                        TOTAL       CASH DEPOSITS AND
REINSURER                                RATING        LOCATION       RECOVERABLES     OTHER PAYABLES         NET
---------                               ---------   ---------------   ------------   ------------------   ------------
December 31, 1999:
  Underwriters at Lloyd's.............   A          United Kingdom    $156,650,000      $22,805,000       $133,845,000
  Underwriters Indemnity Company *....   A  -       Texas               50,451,000        4,201,000         46,250,000
  SCOR Reinsurance Company............   A  +       New York            41,137,000        1,740,000         39,397,000
  AXA Reinsurance Company.............   A  +       Delaware            37,690,000        5,013,000         32,677,000
  NAC Reinsurance Company **..........   A  +       New York            23,153,000        6,105,000         17,048,000
  Transamerica Occidental Life Ins.
    Co................................   A  +       California          22,481,000        6,102,000         16,379,000
  St. Paul Fire and Marine Insurance
    Co................................   A  +       Minnesota           17,577,000        1,721,000         15,856,000
  Odyssey America Reinsurance Corp....   A          Connecticut         19,114,000        5,891,000         13,223,000
  Sun Life Assurance Company of
    Canada............................   A  ++      Canada              17,996,000        4,786,000         13,210,000
  GE Reinsurance......................   A  ++      Illinois            16,535,000        4,869,000         11,666,000
  Chartwell Reinsurance Company ***...   A          Minnesota           12,736,000        2,074,000         10,662,000

December 31, 1998:
  Underwriters at Lloyd's.............   A          United Kingdom    $ 93,280,000      $37,040,000       $ 56,240,000
  Underwriters Indemnity Company *....   A  -       Texas               51,576,000       11,039,000         40,537,000
  SCOR Reinsurance Company............   A  +       New York            38,703,000       11,402,000         27,301,000
  AXA Reinsurance Company.............   A  +       Delaware            28,667,000       10,513,000         18,154,000

* Underwriters Indemnity Company was acquired by RLI Corporation in January,
1999.

** NAC Reinsurance Corporation was acquired by XL Capital, Ltd. in June, 1999.

*** Chartwell Reinsurance Company was acquired by Trenwick Group, Inc. in October, 1999.

    Prior to the acquisition of Centris, its life insurance subsidiary, now HCCL, sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $95.8 million as of December 31, 1999.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(8) REINSURANCE (CONTINUED)
    In 1999, the Company recorded a $43.5 million provision for reinsurance to reflect an estimated $29.5 million pre-tax loss for the insolvency of one of the Company's reinsurers and an estimated $14.0 million pre-tax loss, the majority of which represents the discount on ceded reserves, related to the commutation of all liabilities with another reinsurer. This commutation, made at the Company's request, was finalized and settled in February, 2000. In connection with the commutation, the Company received cash and other amounts totaling
$56.5 million. Additionally, as of December 31, 1999 the Company has established a reserve of $5.5 million which management believes is sufficient to absorb any potential losses related to its reinsurance recoverables. However, the adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations and these conditions could, ultimately, affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based upon current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and will continue to take actions to protect shareholders' equity.

(9) COMMITMENTS AND CONTINGENCIES

LITIGATION

    The Company is a party to numerous claims and lawsuits which arise in the normal course of its business. Many of such claims or lawsuits involve claims under policies underwritten or reinsured by the Company, the liabilities for which management believes have been adequately included in its established loss reserves. The Company believes the resolution of these lawsuits or claims will not have a material adverse effect on its financial condition, results of operations or cash flows.

FOREIGN CURRENCY FORWARD CONTRACTS

    On a very limited basis in the past, the Company has entered into foreign currency forward contracts as a hedge against foreign currency fluctuations. There were no open foreign currency forward contracts at December 31, 1998. RML, purchased by the Company during January, 1999, has a revenue stream in US Dollars but incurs expenses in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2000. As of December 31, 1999, the Company had forward contracts to sell US $12.0 million for GBP at an average rate of 1.00 GBP equals US $1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, the Company may continue to limit its exposure to currency fluctuations through the use of foreign currency forward contracts. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment. The fair value of foreign currency forward contracts December 31, 1999 was $164,000.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEASES

    The Company leases administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through September, 2007. In addition to rent, the agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The Company has recognized rent expense on a straight-line basis over the terms of these leases. In addition, the Company leases computer equipment and automobiles under operating leases expiring at various dates through the year 2004. Rent expense under operating leases amounted to $5.7 million, $4.3 million, and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively.

    At December 31, 1999, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by the Company, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                              AMOUNT DUE
--------------------------------                              -----------
          2000..............................................  $ 6,739,000
          2001..............................................    6,056,000
          2002..............................................    4,549,000
          2003..............................................    4,203,000
          2004..............................................    2,932,000
       Thereafter...........................................    3,031,000
                                                              -----------
Total future minimum annual rental payments due.............  $27,510,000
                                                              ===========

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

LOAN GUARANTEE

    During 1999, the Company guaranteed the construction financing debt of a partnership in which the company is a limited partner. The total amount of the loan commitment is $11.5 million, of which $8.7 million was funded as of December 31, 1999.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(10) RELATED PARTY TRANSACTIONS

    Certain of the Company's Directors are officers, directors or owners of business entities with which the Company transacts business. Balances with these business entities and other related parties included in the accompanying consolidated balance sheets are as follows:

                                                                 1999          1998
                                                              -----------   -----------
Marketable equity securities................................  $ 5,051,000   $   --
Other investments...........................................    3,017,000     1,072,000
Reinsurance recoverables....................................      --         42,974,000
Premiums, claims and other receivables......................    3,347,000     4,986,000
Ceded unearned premium......................................      --          8,601,000
Strategic investments, included in other assets.............      --         11,453,000
Loss and loss adjustment expense payable....................      --          3,863,000
Reinsurance balances payable................................      --          6,337,000
Premium payable.............................................      --            560,000
Notes payable...............................................    7,546,000    16,600,000
Accounts payable and accrued liabilities....................      --            159,000

    Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Gross earned premium..................................  $   --        $ 1,716,000   $   672,000
Ceded earned premium..................................      --         14,543,000    16,041,000
Commission income.....................................      --          1,544,000     1,267,000
Investment income.....................................      206,000        64,000       397,000
Net realized investment gain (loss)...................   (4,521,000)      --            --
Other operating income................................    5,221,000       968,000         8,000
Gross loss and loss adjustment expense................      --          3,282,000       671,000
Ceded loss and loss adjustment expense................      --         37,107,000    17,868,000
Other operating expense...............................      578,000       840,000       807,000
Interest expense......................................      418,000       177,000        14,000

    Substantially all of the insurance related amounts shown on the above tables are due to balances and transactions with Underwriters Indemnity Company. Its parent was majority owned by a Director and was 21% owned by the Company. Its parent was sold to an unrelated party (RLI Corporation) in January, 1999.

    During 1997, the Company committed to invest $5.0 million in an investment partnership managed by a related party. At December 31, 1999, $2.3 million had been invested under this commitment. In 1998, HC bought an office building to be occupied by the Company from a partnership in which an officer and Director was a partner. The purchase price of $6.0 million was based upon independent appraisal.

(11) EMPLOYEE BENEFIT PLANS

    The Company had various defined contribution retirement plans under Section 401(k) of the Internal Revenue Code which covered substantially all of the employees residing in the United States who met

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(11) EMPLOYEE BENEFIT PLANS (CONTINUED)
specified service requirements. All of these plans were combined into one plan during 1998. The contributions are discretionary and are determined by management as of the beginning of each calendar year. The Company currently matches each employee's contribution to the 401(k) plan up to 6% of the employee's salary. Employees of the Company who reside outside the United States receive comparable benefits under different plans. The Company contributed $3.1 million, $1.7 million and $858,000 to the plans for the years ended December 31, 1999, 1998 and 1997, respectively, which is included in compensation expense in the accompanying consolidated statements of earnings.

(12) SHAREHOLDERS' EQUITY

    Under the Texas Insurance Code, HC and USSIC must each maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million, and can only pay dividends out of statutory surplus funds. In addition, they are limited in the amount of dividends which they may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net income for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior calendar year end. During 2000, HC and USSIC's ordinary dividend capacities is approximately $25.0 million and $10.4 million, respectively.

    AIC is limited by the State of Maryland in the amount of dividends which it may pay in any twelve month period, without prior regulatory approval, to the greater of statutory net income (under certain conditions) for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. Because AIC paid an extraordinary dividend of $45.0 million during December, 1999, any dividends paid by AIC during 2000 will require prior regulatory approval. No dividends from AIC are anticipated during 2000.

    HCCL is limited by the State of Indiana in the amount of dividends it may pay in any twelve month period, without prior regulatory approval, to the greater of net gain from operations for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. During 2000, HCCL's ordinary dividend capacity will be approximately $7.0 million.

    As of December 31, 1999, all of the domestic insurance company subsidiaries total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

    The components of accumulated other comprehensive income (loss) are as follows:

                                                                      UNREALIZED    ACCUMULATED OTHER
                                                   FOREIGN CURRENCY   INVESTMENT      COMPREHENSIVE
                                                     TRANSLATION      GAIN (LOSS)     INCOME (LOSS)
                                                   ----------------   -----------   -----------------
Balance December 31, 1996........................     $ (91,000)      $ 3,623,000      $ 3,532,000
Net change for year..............................      (215,000)        4,683,000        4,468,000
                                                      ---------       -----------      -----------
Balance December 31, 1997........................      (306,000)        8,306,000        8,000,000
Net change for year..............................      (344,000)        2,049,000        1,705,000
                                                      ---------       -----------      -----------
Balance December 31, 1998........................      (650,000)       10,355,000        9,705,000
Net change for year..............................       167,000       (12,564,000)     (12,397,000)
                                                      ---------       -----------      -----------
Balance December 31, 1999........................     $(483,000)      $(2,209,000)     $(2,692,000)
                                                      =========       ===========      ===========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS

    The Company has five option plans, the 1994 Non-employee Director Stock Option Plan, the 1996 Non-employee Director Stock Option Plan, the 1992 Incentive Stock Option Plan, the 1995 Flexible Incentive Plan, and the 1997 Flexible Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of Common Stock of the Company. As of December 31, 1999, 7,487,054 shares of Common Stock were reserved for the exercise of options, of which 5,470,008 shares were reserved for options previously granted and 2,017,046 shares were reserved for future issuances of options.

    Options vest over a zero to five year period and expire four to ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying consolidated financial statements. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $20.7 million, or $0.42 per share, for the year ended December 31, 1999; $65.4 million, or $1.34 per share, for the year ended December 31, 1998; and $43.8 million, or $0.91 per share, for the year ended December 31, 1997. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following weighted average assumptions: a) risk free interest rate of 5.7% for 1999, 5.3% for 1998 and 6.2% for 1997, b) expected volatility factor of .3, c) dividend yield of 1.52% for 1999, .91% for 1998 and .56% for 1997, and d) expected option life of four years for 1999 and five years for 1998 and 1997.

    The following table provides an analysis of stock option activity during the three years ended December 31, 1999:

                                        1999                              1998                              1997
                          --------------------------------   -------------------------------   -------------------------------
                                       AVERAGE    AVERAGE                AVERAGE    AVERAGE                AVERAGE    AVERAGE
                          NUMBER OF    EXERCISE     FAIR     NUMBER OF   EXERCISE     FAIR     NUMBER OF   EXERCISE     FAIR
                            SHARES      PRICE      VALUE      SHARES      PRICE      VALUE      SHARES      PRICE      VALUE
                          ----------   --------   --------   ---------   --------   --------   ---------   --------   --------
Outstanding, beginning
  of year...............   5,459,766    $16.73               3,508,226    $16.22               3,124,793    $13.03
Granted at market
  value.................   1,869,600     13.48     $4.16     2,779,500     17.01     $5.23     1,301,500     22.88     $ 7.98
Cancelled...............  (1,327,243)    18.36                (192,462)    21.48                (125,075)    24.28
Exercised...............    (532,115)     7.88                (635,498)    14.05                (792,992)    13.86
                          ----------    ------               ---------    ------               ---------    ------
Outstanding, end of
  year..................   5,470,008    $16.08               5,459,766    $16.73               3,508,226    $16.22
                          ==========    ======               =========    ======               =========    ======
Exercisable, end of
  year..................   2,982,872    $16.84               2,792,707    $15.92               1,230,145    $11.60
                          ==========    ======               =========    ======               =========    ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(13) STOCK OPTIONS (CONTINUED)

    Options outstanding and exerciseable as of December 31, 1999 are shown on the following schedule:

                                                                                                 OPTIONS
                                                           OPTIONS OUTSTANDING                 EXERCISABLE
                                                 ---------------------------------------   --------------------
                                                                 AVERAGE        AVERAGE                AVERAGE
                                                 NUMBER OF      REMAINING       EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                          SHARES     CONTRACTUAL LIFE    PRICE      SHARES      PRICE
------------------------                         ---------   ----------------   --------   ---------   --------
Under $16.50...................................  2,712,041   5.08 years          $12.36    1,184,515    $12.14
$16.50.........................................  1,063,000   4.06                 16.50      607,849     16.50
$16.51 - $22.25................................    675,600   5.23                 19.42      406,348     18.91
Over $22.25....................................  1,019,367   6.87                 23.35      784,160     23.15
                                                 ---------      ----------       ------    ---------    ------
  Total options................................  5,470,008   5.23 years          $16.08    2,982,872    $16.84
                                                 =========      ==========       ======    =========    ======

(14) EARNINGS PER SHARE

    The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 1999:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Net earnings..........................................  $25,123,000   $72,278,000   $49,759,000
                                                        ===========   ===========   ===========
Reconciliation of number of shares outstanding:
Shares of Common Stock outstanding at year end........   48,839,000    48,252,000    47,759,000
Changes in Common Stock due to issuance...............     (241,000)     (332,000)     (764,000)
Contingent shares to be issued........................       49,000       --            --
Common Stock contractually issuable in the future.....      414,000       --            --
                                                        -----------   -----------   -----------
  Weighted average Common Stock outstanding...........   49,061,000    47,920,000    46,995,000
Additional dilutive effect of outstanding options (as
  determined by the application of the treasury stock
  method).............................................      588,000     1,016,000     1,214,000
                                                        -----------   -----------   -----------
  Weighted average Common Stock and potential common
    stock outstanding.................................   49,649,000    48,936,000    48,209,000
                                                        ===========   ===========   ===========

    As of December 31, 1999, there were approximately 2.0 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. As part of the Sun purchase agreement (See Note
2), up to 378,000 shares of the Company's Common Stock are to be issued if certain conditions are met as of December 31, 1999 or in subsequent years. Of these shares, 49,000 are included in the 1999 computation because the contingency had been partially met. The remainder of the contingent shares were not included in the earnings per share computation because the conditions for issuance of the remaining shares have not yet been met.

(15) STATUTORY INFORMATION

    The Company's insurance company subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(15) STATUTORY INFORMATION (CONTINUED)
accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that for statutory financial statements deferred policy acquisition costs are not recognized, deferred income taxes are not recorded, bonds are generally carried at amortized cost and insurance assets and liabilities are presented net of reinsurance. The Company's use of permitted statutory accounting practices does not have a significant impact on statutory surplus. Statutory policyholders' surplus as of December 31, 1999, 1998, and 1997, and net income for the three years ended December 31, 1999, of the Company's insurance company subsidiaries included in those companies' respective filings with regulatory authorities are as follows:

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Statutory policyholders' surplus...................  $315,474,000   $369,401,000   $331,922,000
Statutory net income (loss)........................    (8,707,000)    53,162,000     56,626,000

    Statutory policyholders' surplus was adversely affected by adjustments for reinsurance recoverables, which, although required statutorily, have no effect on net earnings or shareholders' equity. Statutory net loss for 1999 includes a $25.5 million loss, net of income tax, from the provision for reinsurance.

    The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles ("SSAPs") in March, 1998 as a product of its attempt to codify statutory accounting principles. While subject to adoption by the individual states, the NAIC has established an effective date of January 1, 2001 for the SSAPs. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. Based upon the SSAPs as currently published, the Company does not expect their adoption to have a material effect on the policyholders' surplus of its individual insurance company subsidiaries. The only material effect on statutory net income is that the statutory net income for HC will be decreased or increased by a change in the method of recording equity in earnings or losses of subsidiaries. Currently HC records the equity in earnings or losses of its subsidiaries as a component of statutory net income. When codification becomes effective, the equity in earnings or losses of subsidiaries will be recorded as an unrealized gain or loss, which is a direct increase or decrease to policyholders' surplus. Income will not be recognized until such time (if any) that dividends are received from the subsidiaries and recorded in statutory net income.

(16) OTHER INFORMATION

    SUPPLEMENTAL CASH FLOW INFORMATION

    Supplemental cash flow information for the three years ended December 31, 1999, is summarized below:

                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Interest paid.........................................  $13,694,000   $ 5,409,000   $ 6,712,000
Income tax paid.......................................   23,116,000    30,662,000    24,132,000
Dividends declared but not paid at year end...........    2,442,000     1,930,000     1,386,000

    The unrealized gain or loss on securities available for sale, deferred taxes related thereto, and the issuance of the Company's Common Stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in shareholders' equity.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(16) OTHER INFORMATION (CONTINUED)
    RESTRUCTURING

    The Company recorded a restructuring charge and associated expenses of $5.5 million during the fourth quarter of 1999. Since its initial public offering in 1992, the Company has completed more than fifteen acquisitions for a total value exceeding $750.0 million. During that time, total employees have grown from less than 100 to more than 1,000. As a result of this rapid growth, management believes certain operating inefficiencies occurred. At the beginning of the fourth quarter of 1999, management made a review of its operations and determined that they could be made more efficient, principally by reducing the employee count in certain of its operations. The terminations that generated the compensation savings took place in the fourth quarter.

    A total of 92 employees were terminated in the fourth quarter as a result of the Company's restructuring which affected all segments. The Company accrued severance payments for 27 of these terminated employees at December 31, 1999, substantially all of which was paid in January, 2000. The restructuring charge also includes accruals of $911,000 related to future lease costs of office space made redundant as a result of the restructuring plan and a write down of $647,000, principally of leasehold improvements and other assets related to the redundant space. The following table provides a detailed analysis of the charge:

                                                               PAID       ACCRUED      EXPENSED
                                                             IN 1999    AT 12/31/99    IN 1999
                                                             --------   -----------   ----------
Severance..................................................  $691,000   $3,115,000    $3,806,000
Other......................................................   125,000      911,000     1,036,000
                                                             --------   ----------    ----------
                                                             $816,000   $4,026,000     4,842,000
                                                             ========   ==========
  Write down of assets.....................................                              647,000
                                                                                      ----------
  Total restructuring expense..............................                           $5,489,000
                                                                                      ==========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(17) LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

    The following table provides a reconciliation of the liability of loss and loss adjustment expense ("LAE"), for the three years ended December 31, 1999:

                                                         1999           1998           1997
                                                     ------------   ------------   ------------
Reserves for loss and LAE at beginning of the
  year.............................................  $460,511,000   $275,008,000   $229,049,000
Less reinsurance recoverables......................   341,599,000    155,374,000    111,766,000
                                                     ------------   ------------   ------------
Net reserves at beginning of the year..............   118,912,000    119,634,000    117,283,000
Net reserves acquired with purchase of
  subsidiaries.....................................    55,523,000      3,877,000      1,919,000
Effect on loss reserves of write off of ceded
  outstanding and IBNR reinsurance recoverables....    82,343,000        --             --
Provision for loss and LAE for claims occurring in
  the current year.................................   105,036,000    105,895,000    100,288,000
Increase (decrease) in estimated loss and LAE for
  claims occurring in prior years..................     4,614,000    (14,593,000)    (3,774,000)
                                                     ------------   ------------   ------------
  Incurred loss and LAE, net of reinsurance........   109,650,000     91,302,000     96,514,000
                                                     ------------   ------------   ------------
Loss and LAE payments for claims occurring during:
  Current year.....................................    36,770,000     47,126,000     48,208,000
  Prior years......................................    56,052,000     48,775,000     47,874,000
                                                     ------------   ------------   ------------
Loss and LAE payments, net of reinsurance..........    92,822,000     95,901,000     96,082,000
                                                     ------------   ------------   ------------
Net reserves at end of the year....................   273,606,000    118,912,000    119,634,000
Plus reinsurance recoverables......................   597,498,000    341,599,000    155,374,000
                                                     ------------   ------------   ------------
    Reserves for loss and LAE at end of the year...  $871,104,000   $460,511,000   $275,008,000
                                                     ============   ============   ============

    During 1999, the Company had net loss and LAE deficiency of $4.6 million relating to prior year losses compared to redundancies of $14.6 million in 1998 and $3.7 million in 1997. The deficiencies and redundancies in the net reserves result from the Company's and its actuaries' continued review of its loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company believes it has provided for all material net incurred losses.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(18) QUARTERLY FINANCIAL DATA (UNAUDITED; AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
DATA)

                                          FOURTH QUARTER         THIRD QUARTER        SECOND QUARTER         FIRST QUARTER
                                        -------------------   -------------------   -------------------   -------------------
                                          1999       1998       1999       1998       1999       1998       1999       1998
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total revenue.........................  $84,308    $84,170    $83,093    $76,536    $82,483    $79,342    $91,987    $67,986
Net earnings (loss)...................   (4,991)    15,482      9,118     22,075        287     17,634     20,709     17,087
Basic earnings (loss) per share data:
Earnings (loss) per share.............  $ (0.10)   $  0.32    $  0.19    $  0.46    $  0.01    $  0.37    $  0.42    $  0.36
                                        =======    =======    =======    =======    =======    =======    =======    =======
Weighted average shares outstanding...   49,193     48,159     49,130     47,870     48,951     47,853     48,764     47,794
                                        =======    =======    =======    =======    =======    =======    =======    =======
Diluted earnings (loss) per share
  data:
Earnings (loss) per share.............  $ (0.10)   $  0.32    $  0.18    $  0.45    $  0.01    $  0.36    $  0.42    $  0.35
                                        =======    =======    =======    =======    =======    =======    =======    =======
Weighted average shares outstanding...   49,193     48,970     49,866     48,919     49,971     49,015     49,544     48,809
                                        =======    =======    =======    =======    =======    =======    =======    =======

    During 1999, pre-tax provisions for reinsurance of $29.5 million and $14.0 million were recorded in the second quarter and fourth quarter, respectively. Also, during the fourth quarter of 1999, the Company recorded a pre-tax restructuring expense of $5.5 million and a $4.3 million writedown of one equity investment to its estimated fair market value. The fourth quarter of 1998 includes a charge of $5.8 million (pre-tax) for catastrophe losses related to hurricanes Georges and Mitch. The sum of the quarters earnings (loss) per share may not equal the annual amounts due to rounding.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of
HCC Insurance Holdings, Inc.:

Our audits of the consolidated financial statements referred to in our report dated March 30, 2000, included on page F-1 of this Form 10-K also included an audit of the financial statement schedules listed in Item 14(b) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Houston, Texas

March 30, 2000

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                               DECEMBER 31, 1999

                     COLUMN A                          COLUMN B       COLUMN C       COLUMN D
---------------------------------------------------  ------------   ------------   ------------
                                                                                    AMOUNT AT
                                                                                      WHICH
                                                                                   SHOWN IN THE
                                                                                     BALANCE
                TYPE OF INVESTMENT                       COST          VALUE          SHEET
---------------------------------------------------  ------------   ------------   ------------
Fixed maturities:
  Bonds--United States government and government
    agencies and authorities.......................  $ 57,941,000   $ 57,505,000   $ 57,505,000
  Bonds--states, municipalities and political
  subdivisions.....................................    99,360,000     99,459,000     99,459,000
  Bonds--special revenue...........................   164,035,000    163,644,000    163,644,000
  Bonds--Canadian government.......................     6,189,000      6,213,000      6,213,000
  Bonds--corporate.................................    15,480,000     15,291,000     15,291,000
  Mortgage backed securities.......................       529,000        529,000        529,000
                                                     ------------   ------------   ------------
      Total fixed maturities.......................   343,534,000   $342,641,000    342,641,000
                                                     ------------   ============   ------------

Equity securities:
  Common stocks--banks, trusts and insurance
    companies......................................     7,863,000   $  5,787,000      5,787,000
  Common stocks--industrial........................    10,141,000      9,694,000      9,694,000
  Non-redeemable preferred stocks..................     4,489,000      4,489,000      4,489,000
                                                     ------------   ------------   ------------
      Total equity securities......................    22,493,000   $ 19,970,000     19,970,000
                                                     ------------   ============   ------------
  Short-term investments...........................   215,694,000                   215,694,000
  Other investments................................     3,017,000                     3,017,000
                                                     ------------                  ------------
      TOTAL INVESTMENTS............................  $584,738,000                  $581,322,000
                                                     ============                  ============

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Cash........................................................  $     23,000   $         --
Short-term investments......................................       395,000      4,539,000
Investment in subsidiaries..................................   626,802,000    441,041,000
Intercompany loans to subsidiaries..........................    76,260,000    103,426,000
Other assets................................................     9,836,000     32,419,000
                                                              ------------   ------------
    TOTAL ASSETS............................................  $713,316,000   $581,425,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...............................................  $235,000,000   $105,000,000
Note payable to related party...............................     7,546,000     16,600,000
Payable to subsidiaries.....................................            --     14,558,000
Deferred Federal income tax.................................       948,000        261,000
Accounts payable and accrued liabilities....................    12,394,000      5,143,000
                                                              ------------   ------------
    Total liabilities.......................................   255,888,000    141,562,000
    Total shareholders' equity..............................   457,428,000    439,863,000
                                                              ------------   ------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..............  $713,316,000   $581,425,000
                                                              ============   ============

                  See Note to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Equity in earnings of subsidiaries....................  $30,948,000   $75,228,000   $56,024,000
Interest income from subsidiaries.....................    4,165,000     2,052,000       --
Interest income.......................................      146,000       285,000        24,000
Net realized investment gain..........................      --            840,000       --
Other income..........................................       73,000       --            --
                                                        -----------   -----------   -----------
    Total revenue.....................................   35,332,000    78,405,000    56,048,000

Interest expense......................................   12,907,000     6,036,000     1,904,000
Merger related expenses...............................      --            107,000     3,326,000
Other operating expense...............................      266,000     1,623,000     2,032,000
                                                        -----------   -----------   -----------
    Total expense.....................................   13,173,000     7,766,000     7,262,000
                                                        -----------   -----------   -----------
      Earnings before income tax benefit..............   22,159,000    70,639,000    48,786,000
Income tax benefit....................................    2,964,000     1,639,000       973,000
                                                        -----------   -----------   -----------
      NET EARNINGS....................................  $25,123,000   $72,278,000   $49,759,000
                                                        ===========   ===========   ===========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF COMPREHENSIVE INCOME

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                            1999          1998          1997
                                                        ------------   -----------   -----------
Net earnings..........................................  $ 25,123,000   $72,278,000   $49,759,000

Other comprehensive income net of tax:

    Foreign currency translation adjustment...........       167,000      (344,000)     (215,000)

    Investment gains (losses):

        Investment gains during the year, net of
          deferred tax charge of $294,000 in 1998.....            --       546,000            --

        Consolidated subsidiaries' investment gains
          (losses) during the year, net of deferred
          tax charge (benefit) of $(8,042,000) in
          1999, $1,205,000 in 1998 and $2,373,000 in
          1997........................................   (15,271,000)    2,454,000     4,470,000

        Less reclassification adjustment for gains
          included in net earnings, net of deferred
          tax charge of $294,000 in 1998..............            --      (546,000)           --

        Less consolidated subsidiaries'
          reclassification adjustments for (gains)
          losses included in net earnings, net of
          deferred tax (charge) benefit of $1,457,000
          in 1999, ($218,000) in 1998 and $115,000 in
          1997........................................     2,707,000      (405,000)      213,000
                                                        ------------   -----------   -----------

          Other comprehensive income (loss)...........   (12,397,000)    1,705,000     4,468,000
                                                        ------------   -----------   -----------

          COMPREHENSIVE INCOME........................  $ 12,726,000   $73,983,000   $54,227,000
                                                        ============   ===========   ===========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1999            1998           1997
                                                     -------------   ------------   ------------
Cash flows from operating activities:
  Net earnings.....................................  $  25,123,000   $ 72,278,000   $ 49,759,000
  Adjustment to reconcile net earnings to net cash
    provided (used) by operating activities:
  Undistributed net income of subsidiaries.........    (30,948,000)   (75,228,000)   (56,024,000)
  Change in deferred Federal income tax, net of tax
    effect of unrealized gain or loss..............        687,000      3,934,000        197,000
  Changes in other assets and other................     12,336,000             --             --
  Depreciation.....................................         29,000         29,000         30,000
  Change in intercompany loan to subsidiaries......     (4,035,000)    (2,052,000)            --
  Change in payable to subsidiary and other
    payables.......................................     (7,819,000)    (3,932,000)      (533,000)
  Net realized investment gain.....................             --       (840,000)            --
                                                     -------------   ------------   ------------
    Cash used by operating activities..............     (4,627,000)    (5,811,000)    (6,571,000)
Cash flows from investing activities:
  Sales of fixed income securities.................             --     16,680,000             --
  Cash contributions to subsidiaries...............    (36,030,000)       (62,000)   (62,442,000)
  Purchase of subsidiaries.........................   (201,947,000)   (30,355,000)    (6,483,000)
  Change in short-term investments.................      4,144,000     (3,339,000)     2,790,000
  Cost of investment acquired......................     (2,898,000)    (2,525,000)            --
  Intercompany loan to subsidiaries................    (27,404,000)   (34,530,000)   (41,250,000)
  Payments on intercompany loan to subsidiaries....     66,595,000     15,986,000             --
  Cash dividends from subsidiaries.................     93,228,000     24,450,000     43,526,000
                                                     -------------   ------------   ------------
  Cash used by investing activities................   (104,312,000)   (13,695,000)   (63,859,000)
Cash flows from financing activities:
  Proceeds from note payable.......................    547,000,000     74,200,000     97,500,000
  Payments on notes payable........................   (433,600,000)   (49,950,000)   (33,000,000)
  Sale of Common Stock.............................      4,783,000      2,203,000     10,470,000
  Dividends paid...................................     (9,221,000)    (7,139,000)    (4,550,000)
                                                     -------------   ------------   ------------
    Cash provided by financing activities..........    108,962,000     19,314,000     70,420,000
                                                     -------------   ------------   ------------
    Net change in cash.............................         23,000       (192,000)       (10,000)
    Cash as of beginning of year...................             --        192,000        202,000
                                                     -------------   ------------   ------------
    Cash as of end of year.........................  $      23,000   $         --   $    192,000
                                                     =============   ============   ============

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

 (2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to the Company for similar debt. As of December 31, 1999, the interest rate on intercompany loans was 7 1/4%.

                                                                      SCHEDULE 3

                          HCC INSURANCE HOLDINGS, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

      COLUMN A                       COLUMN B          COLUMN C       COLUMN D      COLUMN F        COLUMN G         COLUMN H
      --------                    ---------------   --------------   -----------   -----------   --------------   --------------
                                                         (1)             (1)                          (2)
                                                   DECEMBER 31,                          FOR THE YEARS ENDED DECEMBER 31,
                                  ----------------------------------------------   ---------------------------------------------
                                                    FUTURE POLICY                                                   BENEFITS,
                                                      BENEFITS,                                                   CLAIMS, LOSSES
                                  DEFERRED POLICY   LOSSES, CLAIMS                                                     AND
                                    ACQUISITION        AND LOSS       UNEARNED       PREMIUM     NET INVESTMENT     SETTLEMENT
               SEGMENTS                COSTS           EXPENSES       PREMIUMS       REVENUE         INCOME          EXPENSES
      --------------------------  ---------------   --------------   -----------   -----------   --------------   --------------
1999  Insurance Company              $    658          $966,864       $188,524      $141,362        $23,400          $109,650
      Underwriting Agency.......                                                                      4,186
      Intermediary..............                                                                      2,491
      Other Operations                                                                                  424
      Corporate.................                                                                        432
                                     --------          --------       --------      --------        -------          --------
      Total                          $    658          $966,864       $188,524      $141,362        $30,933          $109,650
                                     ========          ========       ========      ========        =======          ========
1998  Insurance Company.........     $ (3,615)         $460,511       $201,050      $143,100        $22,995          $ 91,302
      Underwriting Agency.......                                                                      3,949
      Intermediary..............                                                                        362
      Other Operations                                                                                  536
      Corporate.................                                                                      1,493
                                     --------          --------       --------      --------        -------          --------
      Total.....................     $ (3,615)         $460,511       $201,050      $143,100        $29,335          $ 91,302
                                     ========          ========       ========      ========        =======          ========
1997  Insurance Company.........     $  2,051          $275,008       $152,094      $162,571        $23,379          $ 96,514
      Underwriting Agency.......                                                                      2,620
      Intermediary..............                                                                        322
      Other Operations..........                                                                        128
      Corporate.................                                                                      1,138
                                     --------          --------       --------      --------        -------          --------
      Total.....................     $  2,051          $275,008       $152,094      $162,571        $27,587          $ 96,514
                                     ========          ========       ========      ========        =======          ========

        COLUMN I        COLUMN J        COLUMN K
      ------------   ---------------   ----------
                           (2)
           FOR THE YEARS ENDED DECEMBER 31,
      -------------------------------------------
      AMORTIZATION
      OF DEFERRED
         POLICY
      ACQUISITION    OTHER OPERATING    PREMIUM
         COSTS          EXPENSES        WRITTEN
      ------------   ---------------   ----------
1999    $ 8,177         $ 63,963        $139,924
                          63,325
                          30,416
                          16,399
                            (417)
        -------         --------        --------
        $ 8,177         $173,686        $139,924
        =======         ========        ========
1998    $10,978         $ 17,555        $121,883
                          50,325
                           8,241
                          14,936
                           1,190
        -------         --------        --------
        $10,978         $ 92,247        $121,883
        =======         ========        ========
1997    $13,580         $ 17,588        $142,853
                          45,274
                           9,294
                          14,401
                           4,598
        -------         --------        --------
        $13,580         $ 91,155        $142,853
        =======         ========        ========

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

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.
                                  REINSURANCE

              COLUMN A                  COLUMN B         COLUMN C        COLUMN D       COLUMN E        COLUMN F
              --------                -------------   --------------   ------------   ------------   --------------
                                                                           (1)
                                                                       ASSUMED FROM                    PERCENT OF
                                                      CEDED TO OTHER      OTHER                          AMOUNT
                                      DIRECT AMOUNT     COMPANIES       COMPANIES      NET AMOUNT    ASSUMED TO NET
                                      -------------   --------------   ------------   ------------   --------------
For the year ended December 31,
  1999:
Life insurance in force.............  $832,305,000     $799,573,000    $          0   $ 32,732,000          0%
                                      ============     ============    ============   ============    =======
Earned premium:
Property and liability insurance....  $230,879,000     $277,089,000    $127,495,000   $ 81,285,000        157%
Accident and health insurance.......    63,251,000      169,782,000     166,608,000     60,077,000        277%
                                      ------------     ------------    ------------   ------------    -------
    Total...........................  $294,130,000     $446,871,000    $294,103,000   $141,362,000        208%
                                      ============     ============    ============   ============    =======
For the year ended December 31,
  1998:
Earned premium:
Property and liability insurance....  $190,030,000     $233,549,000    $140,354,000   $ 96,835,000        145%
Accident and health insurance.......     2,506,000       76,426,000     120,185,000     46,265,000        260%
                                      ------------     ------------    ------------   ------------
    Total...........................  $192,536,000     $309,975,000    $260,539,000   $143,100,000        182%
                                      ============     ============    ============   ============    =======
For the year ended December 31,
  1997:
Earned premium:
Property and liability insurance....  $173,032,000     $177,371,000    $140,423,000   $136,084,000        103%
Accident and health insurance.......     1,501,000       14,930,000      39,916,000     26,487,000        151%
                                      ------------     ------------    ------------   ------------
    Total...........................  $174,533,000     $192,301,000    $180,339,000   $162,571,000        111%
                                      ============     ============    ============   ============    =======

------------------------

(1) Substantially all of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by the Company but issued by other non-affiliated companies in order to satisfy local licensing or other requirements.

                                                                      SCHEDULE 5

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       VALUATION AND QUALIFYING ACCOUNTS

                                                             1999          1998         1997
                                                          -----------   ----------   ----------
Reserve for uncollectible reinsurance:

  Balance as of beginning of year.......................  $ 2,499,000   $2,535,000   $2,415,000

  Total provision charged to expense....................   43,650,000       60,000      120,000

  Total amounts written off.............................  (40,608,000)     (96,000)      --
                                                          -----------   ----------   ----------

  Balance as of end of year.............................  $ 5,541,000   $2,499,000   $2,535,000
                                                          ===========   ==========   ==========