Form 10-Q
period 2000-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2000-05-15
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2000

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number                         0-20766
                        --------------------------------------------------------

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

Yes |X|    No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On May 5, 2000, there were 49,213,773 shares of Common Stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------

Part I. FINANCIAL INFORMATION

      Item 1. Condensed Consolidated Balance Sheets
                March 31, 2000 and December 31, 1999...........................3

              Condensed Consolidated Statements of Earnings
                Three Months Ended March 31, 2000 and
                Three Months Ended March 31, 1999..............................4

              Condensed Consolidated Statements of Changes in
                Shareholders' Equity Three Months Ended March 31,
                2000 and Year Ended December 31, 1999..........................5

              Condensed Consolidated Statements of Cash Flows
                Three Months Ended March 31, 2000 and
                Three Months Ended March 31, 1999..............................7

              Notes to Condensed Consolidated Financial Statements.............8

      Item 2. Management's Discussion and Analysis............................17

      Item 3. Quantitative and Qualitative Disclosures About Market Risk......21

Part II. OTHER INFORMATION....................................................22

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    ---------

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)
                                    --------

                                                                March 31, 2000    December 31, 1999
                                                                ---------------    ---------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2000 $334,468,000; cost: 1999 $ 343,534,000)      $   335,320,000    $   342,641,000
   Marketable equity securities, at market
      (cost:  2000 $15,732,000; cost: 1999 $22,493,000)              11,385,000         19,970,000
   Short-term investments, at cost, which approximates market       317,799,000        215,694,000
   Other investments, at cost, which approximates fair value          5,995,000          3,017,000
                                                                ---------------    ---------------
      Total investments                                             670,499,000        581,322,000

Cash                                                                  7,319,000         26,533,000
Restricted cash and cash investments                                 92,767,000         84,112,000
Premium, claims and other receivables                               534,492,000        607,986,000
Reinsurance recoverables                                            690,339,000        736,485,000
Ceded unearned premium                                              129,825,000        133,657,000
Ceded life and annuity benefits                                      93,804,000         95,760,000
Deferred policy acquisition costs                                    36,872,000         40,450,000
Property and equipment, net                                          38,024,000         37,804,000
Goodwill                                                            272,225,000        263,687,000
Other assets                                                         26,316,000         42,827,000
                                                                ---------------    ---------------

      Total assets                                              $ 2,592,482,000    $ 2,650,623,000
                                                                ===============    ===============

LIABILITIES

Loss and loss adjustment expense payable                        $   853,321,000    $   871,104,000
Life and annuity policy benefits                                     93,804,000         95,760,000
Reinsurance balances payable                                        114,433,000        113,373,000
Unearned premium                                                    182,046,000        188,524,000
Deferred ceding commissions                                          34,758,000         39,792,000
Premium and claims payable                                          548,684,000        584,537,000
Notes payable                                                       260,566,000        242,546,000
Accounts payable and accrued liabilities                             36,106,000         57,559,000
                                                                ---------------    ---------------

      Total liabilities                                           2,123,718,000      2,193,195,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 2000 49,112,439 shares;
   1999 48,839,027 shares)                                           49,112,000         48,839,000
Additional paid-in capital                                          177,347,000        176,359,000
Retained earnings                                                   245,096,000        234,922,000
Accumulated other comprehensive income (loss)                        (2,791,000)        (2,692,000)
                                                                ---------------    ---------------

      Total shareholders' equity                                    468,764,000        457,428,000
                                                                ---------------    ---------------

      Total liabilities and shareholders' equity                $ 2,592,482,000    $ 2,650,623,000
                                                                ===============    ===============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)
                                    --------

                                            For the three months ended March 31,
                                                    2000             1999
                                            ----------------    ----------------

REVENUE

Net earned premium                             $  63,356,000    $  33,979,000
Management fees                                   29,261,000       23,435,000
Commission income                                 12,985,000       17,755,000
Net investment income                              8,239,000        7,264,000
Net realized investment gain (loss)                 (403,000)         170,000
Other operating income                             6,651,000        9,384,000
                                               -------------    -------------

      Total revenue                              120,089,000       91,987,000

EXPENSE

Loss and loss adjustment expense                  48,809,000       23,764,000

Operating expense:
   Policy acquisition costs, net                   9,321,000        2,070,000
   Compensation expense                           21,385,000       18,922,000
   Other operating expense                        13,918,000       12,283,000
                                               -------------    -------------
      Net operating expense                       44,624,000       33,275,000

Interest expense                                   5,021,000        3,309,000
                                               -------------    -------------

      Total expense                               98,454,000       60,348,000
                                               -------------    -------------

      Earnings before income tax provision        21,635,000       31,639,000

Income tax provision                               9,000,000       10,930,000
                                               -------------    -------------

      Net earnings                             $  12,635,000    $  20,709,000
                                               =============    =============

Basic earnings per share data:

Earnings per share                             $        0.26    $        0.42
                                               =============    =============

Weighted average shares outstanding               49,403,000       48,764,000
                                               =============    =============

Diluted earnings per share data:

Earnings per share                             $        0.25    $        0.42
                                               =============    =============

Weighted average shares outstanding               49,709,000       49,544,000
                                               =============    =============

Cash dividends declared, per share             $        0.05    $        0.05
                                               =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
                                   ----------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 2000 and
                      for the year ended December 31, 1999
                                   (Unaudited)
                                   ----------

                                                                                                    Accumulated
                                                                   Additional                          other            Total
                                                    Common           paid-in        Retained       comprehensive    shareholders'
                                                     Stock           capital        earnings       income (loss)       equity
                                                -------------    -------------    -------------    -------------    -------------
Balance as of December 31, 1998                 $  48,252,000    $ 162,102,000    $ 219,804,000    $   9,705,000    $ 439,863,000

Net earnings                                               --               --       25,123,000               --       25,123,000

Other comprehensive income (loss)                          --               --               --      (12,397,000)     (12,397,000)

505,555 shares of Common Stock issued
  for exercise of options, including tax
  benefit of $1,156,000                               506,000        4,277,000               --               --        4,783,000

101,330 shares of Common Stock issued for
  purchased companies                                 101,000        1,899,000               --               --        2,000,000

414,207 shares of Common Stock contractually
  issuable in the future                                   --        8,271,000               --               --        8,271,000

Cash dividends declared, $0.20 per share                   --               --       (9,733,000)              --       (9,733,000)

Other                                                 (20,000)        (190,000)        (272,000)              --         (482,000)
                                                -------------    -------------    -------------    -------------    -------------

    Balance as of December 31, 1999             $  48,839,000    $ 176,359,000    $ 234,922,000    $  (2,692,000)   $ 457,428,000
                                                =============    =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 2000 and
                      for the year ended December 31, 1999

                                   (Unaudited)

                                   (continued)

                                    --------

                                                                                                      Accumulated
                                                                     Additional                          other            Total
                                                      Common           paid-in        Retained       comprehensive    shareholders'
                                                       Stock           capital        earnings       income (loss)       equity
                                                  -------------    -------------    -------------    -------------    -------------
Balance as of December 31, 1999                   $  48,839,000   $ 176,359,000    $ 234,922,000    $  (2,692,000)   $ 457,428,000

Net earnings                                                 --              --       12,635,000               --       12,635,000

Other comprehensive income (loss)                            --              --               --          (99,000)         (99,000)

128,439 shares of  Common Stock issued for
  exercise of options, including tax benefit of
  $142,000                                              128,000       1,133,000               --               --        1,261,000

Issuance of 144,973 shares of
   contractually issuable Common Stock                  145,000        (145,000)              --               --               --

Cash dividends declared, $0.05 per share                     --              --       (2,461,000)              --       (2,461,000)
                                                  -------------   -------------    -------------    -------------    -------------

    Balance as of March 31, 2000                  $  49,112,000   $ 177,347,000    $ 245,096,000    $  (2,791,000)   $ 468,764,000
                                                  =============   =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                    --------

                                                                     For the three months ended March 31,
                                                                             2000             1999
                                                                     ----------------    ----------------
Cash flows from operating activities:

  Net earnings                                                          $  12,635,000    $  20,709,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                      71,428,000       39,769,000
      Change in reinsurance recoverables                                   46,146,000      (65,925,000)
      Change in ceded unearned premium                                      3,832,000          477,000
      Change in loss and loss adjustment expense payable                  (17,783,000)      34,331,000
      Change in reinsurance balances payable                                1,060,000       29,444,000
      Change in unearned premium                                           (6,478,000)      (2,940,000)
      Change in premium and claims payable, net of restricted cash        (44,508,000)     (61,919,000)
      Net realized investment (gain) loss                                     403,000         (170,000)
      Gains on sales of strategic investments and inactive subsidiary      (1,144,000)      (5,319,000)
      Depreciation and amortization expense                                 4,439,000        3,080,000
      Other, net                                                           (9,313,000)      15,355,000
                                                                        -------------    -------------
         Cash provided by operating activities                             60,717,000        6,892,000

Cash flows from investing activities:
  Sales of fixed income securities                                         11,302,000               --
  Maturity or call of fixed income securities                              16,364,000        2,245,000
  Sales of equity securities                                                6,547,000        1,520,000
  Sales of strategic investments and inactive subsidiary                   16,145,000       14,943,000
  Change in short-term investments                                       (120,823,000)      (6,939,000)
  Cash paid for companies acquired, net of cash received                   (9,901,000)     (57,863,000)
  Cost of securities acquired                                             (14,815,000)     (24,291,000)
  Purchases of property and equipment and other, net                       (1,569,000)      (2,829,000)
                                                                        -------------    -------------
      Cash used by investing activities                                   (96,750,000)     (73,214,000)

Cash flows from financing activities:
  Proceeds from notes payable                                              24,000,000      202,000,000
  Sale of Common Stock                                                      1,261,000          606,000
  Payments on notes payable                                                (6,000,000)    (145,600,000)
  Dividends paid                                                           (2,442,000)      (1,930,000)
                                                                        -------------    -------------
      Cash provided by financing activities                                16,819,000       55,076,000
                                                                        -------------    -------------

      Net change in cash                                                  (19,214,000)     (11,246,000)

      Cash at beginning of period                                          26,533,000       16,018,000
                                                                        -------------    -------------

      Cash at end of period                                             $   7,319,000    $   4,772,000
                                                                        =============    =============

See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include domestic and foreign property and casualty and life insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty and life and health insurance to commercial customers in the areas of accident and health reinsurance, aviation, marine, medical stop-loss, property, offshore energy and workers' compensation insurance.

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes thereto. The condensed consolidated balance sheet as of December 31, 1999, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by generally accepted accounting principles.

      During December, 1999, the Company acquired all of the outstanding shares of The Centris Group, Inc. ("Centris") in a transaction accounted for using the purchase method of accounting. Therefore, the results of operations of the Centris companies are included in the 2000 condensed consolidated statement of earnings but are not included in the 1999 condensed consolidated statement of earnings.

      Income Tax

      For the three months ended March 31, 2000 and 1999, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is primarily the result of nontaxable municipal bond interest included in pretax income, offset by the effects of the amortization of goodwill and state income taxes.

      Effects of Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivative or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effects of SFAS No. 133, as well as the timing of its adoption, are currently being reviewed by management.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, continued

      During December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the Company during the second quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or cash flows.

      Reclassifications

      Certain amounts in the 1999 condensed consolidated financial statements have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity or cash flows.

(2)   REINSURANCE

      In the normal course of business the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purposes of limiting their loss exposure, protecting against catastrophic loss and diversifying their business. The majority of assumed reinsurance was written by underwriting agency subsidiaries of the Company utilizing unaffiliated insurance companies as the primary writer. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                    Loss and Loss
                                                         Written       Earned         Adjustment
                                                         Premium       Premium         Expense
                                                    -------------   -------------   -------------
      For the three months ended March 31, 2000:

      Direct business                               $ 144,625,000   $ 138,417,000   $  95,227,000
      Reinsurance assumed                              62,513,000      78,118,000      60,141,000
      Reinsurance ceded                              (146,478,000)   (153,179,000)   (106,559,000)
                                                    -------------   -------------   -------------

             Net amounts                            $  60,660,000   $  63,356,000   $  48,809,000
                                                    =============   =============   =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2) REINSURANCE, continued

                                                                               Loss and Loss
                                                Written           Earned         Adjustment
                                                Premium          Premium          Expense
                                             -------------    -------------    -------------
For the three months ended March 31, 1999:

Direct business                              $  50,038,000    $  60,270,000    $  46,961,000
Reinsurance assumed                             91,605,000       85,347,000       90,512,000
Reinsurance ceded                             (111,224,000)    (111,638,000)    (113,709,000)
                                             -------------    -------------    -------------

       Net amounts                           $  30,419,000    $  33,979,000    $  23,764,000
                                             =============    =============    =============

The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                             March 31, 2000   December 31, 1999
                                             --------------   -----------------

Reinsurance recoverable on paid losses       $ 110,020,000      $  91,318,000
Commuted receivable                                     --         53,210,000
Reinsurance recoverable on outstanding losses  358,233,000        382,565,000
Reinsurance recoverable on IBNR                228,375,000        214,933,000
Reserve for uncollectible reinsurance           (6,289,000)        (5,541,000)
                                             -------------      -------------

       Total reinsurance recoverables        $ 690,339,000      $ 736,485,000
                                             =============      =============

The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset.

                                           March 31, 2000     December 31, 1999
                                           --------------     -----------------

Payables to reinsurers                     $  222,169,000       $212,962,000
Letters of credit                             134,521,000        154,111,000
Cash deposits                                  23,302,000         19,882,000
                                           --------------       ------------

       Total credits                       $  379,992,000       $386,955,000
                                           ==============       ============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, continued

      The Company has established a reserve of $6.3 million as of March 31, 2000 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and will continue to take actions to protect shareholders' equity.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION

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

                                              Insurance     Underwriting                  Other
                                               Company         Agency     Intermediary  Operations    Corporate        Total
                                             ===================================================================================
For the three months ended March 31, 2000:

Revenue:
    Domestic                                 $67,640,000    $29,893,000   $ 7,431,000   $6,179,000   $   254,000    $111,397,000
    Foreign                                    1,447,000        938,000     6,307,000           --            --       8,692,000
    Inter-segment                                     --      2,184,000        38,000      351,000            --       2,573,000
                                             -----------------------------------------------------------------------------------

       Total segment revenue                 $69,087,000    $33,015,000   $13,776,000   $6,530,000   $   254,000     122,662,000
                                             ===================================================================

    Inter-segment revenue                                                                                             (2,573,000)
                                                                                                                    ------------

       Consolidated total revenue                                                                                   $120,089,000
                                                                                                                    ============

Net earnings (loss):
    Domestic                                 $ 3,704,000    $ 6,882,000   $ 3,318,000   $  966,000   $(1,653,000)   $ 13,217,000
    Foreign                                   (1,269,000)       187,000       767,000           --            --        (315,000)
                                             -----------------------------------------------------------------------------------

       Total segment net earnings (loss)     $ 2,435,000    $ 7,069,000   $ 4,085,000   $  966,000   $(1,653,000)     12,902,000
                                             ===================================================================

     Inter-segment eliminations                                                                                         (267,000)
                                                                                                                    ------------

       Consolidated net earnings                                                                                    $ 12,635,000
                                                                                                                    ============
Other items:
    Net investment income                    $ 5,828,000    $ 1,440,000   $   757,000   $  113,000   $   101,000    $  8,239,000
    Depreciation and amortization                789,000      2,829,000       609,000      107,000       105,000       4,439,000
    Interest expense                               5,000      2,282,000     1,285,000           --     1,449,000       5,021,000
    Capital expenditures                         710,000      1,144,000       157,000      117,000        56,000       2,184,000

    Income tax provision                         274,000      5,677,000     2,733,000      470,000        20,000       9,174,000
    Inter-segment eliminations                                                                                          (174,000)
                                                                                                                    ------------

       Consolidated income tax provision                                                                            $  9,000,000
                                                                                                                    ============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3) SEGMENT AND GEOGRAPHIC INFORMATION, continued

                                               Insurance   Underwriting                    Other
                                                Company       Agency       Intermediary  Operations    Corporate        Total
                                             ====================================================================================
For the three months ended March 31, 1999:

Revenue:
    Domestic                                 $37,288,000   $ 23,440,000    $10,519,000   $9,216,000   $   (33,000)   $ 80,430,000
    Foreign                                    3,024,000        872,000      7,661,000           --            --      11,557,000
    Inter-segment                                     --        279,000        241,000      344,000            --         864,000
                                             ------------------------------------------------------------------------------------

       Total segment revenue                 $40,312,000   $ 24,591,000    $18,421,000   $9,560,000   $   (33,000)     92,851,000
                                             ====================================================================

    Inter-segment revenue                                                                                                (864,000)
                                                                                                                     ------------

       Consolidated total revenue                                                                                    $ 91,987,000
                                                                                                                     ============

Net earnings (loss):
    Domestic                                 $ 6,202,000   $  4,459,000    $ 4,065,000   $4,261,000   $  (394,000)   $ 18,593,000
    Foreign                                       68,000       (110,000)     2,158,000           --            --       2,116,000
                                             ------------------------------------------------------------------------------------

       Net earnings (loss)                   $ 6,270,000   $  4,349,000    $ 6,223,000   $4,261,000   $  (394,000)   $ 20,709,000
                                             ====================================================================================

Other items:
    Net investment income                    $ 5,766,000   $    909,000    $   425,000   $   81,000   $    83,000    $  7,264,000
    Depreciation and amortization                625,000      1,363,000        880,000       63,000       149,000       3,080,000
    Interest expense                               9,000      1,149,000        919,000           --     1,232,000       3,309,000
    Capital expenditures                         782,000      1,342,000        399,000       31,000       275,000       2,829,000
    Income tax provision                       1,309,000      3,367,000      3,928,000    2,306,000        20,000      10,930,000

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   EARNINGS PER SHARE

      Basic earnings per share is based on the weighted average number of common shares outstanding during the period divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common stock for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock due to options. Contingent shares to be issued are included in the earnings per share computation only when the underlying conditions for issuance have been met.

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                          For the three months ended March 31,
                                                                  2000            1999
                                                          ----------------    ----------------
      Net earnings                                            $ 12,635,000    $ 20,709,000
                                                              ============    ============

      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end          49,112,000      48,410,000
      Effect of Common Stock issued during the period              (73,000)        (60,000)
      Contingent shares to be issued                                95,000              --
      Common Stock  contractually issuable in the future           269,000         414,000
                                                              ------------    ------------

         Weighted average Common Stock outstanding              49,403,000      48,764,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the treasury
          stock method)                                            306,000         780,000
                                                              ------------    ------------

         Weighted average Common Stock and potential common
           stock outstanding                                    49,709,000      49,544,000
                                                              ============    ============

      As of March 31, 2000, there were approximately 3.5 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 283,500 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 2000, or in subsequent years. These shares were not included in the earnings per share computation because the conditions for issuance have not yet been met.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5) OTHER INFORMATION

      Supplemental Information

      Supplemental information for the three months ended March 31, 2000 and 1999, is summarized below:

                                                               2000            1999
                                                          ------------    -----------
Interest paid                                             $  2,660,000    $ 2,997,000
Income tax paid (received)                                  (6,896,000)     1,054,000
Comprehensive income                                        12,536,000     20,078,000
Ceding commissions netted with policy acquisition costs     46,700,000     23,138,000

      Restructuring

      As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and March 31, 2000 are shown in the tables below:

      HCC Internal Restructuring
                          Accrued          Paid           2000         Accrued
                        at 12/31/99      in 2000       Adjustments    at 3/31/00
                        -----------     ----------     -----------    ----------

Severance               $3,115,000      $3,115,000      $      --      $     --
Other                      911,000          70,000       (514,000)      327,000
                        ----------      ----------      ---------      --------

   Total                $4,026,000      $3,185,000      $(514,000)     $327,000
                        ==========      ==========      =========      ========

      During the first quarter of 2000, the Company determined that one of the leased offices scheduled to be closed would be retained. Therefore, the Company reversed $789,000 (included as a credit in other operating expenses) of the restructuring expense recorded during the fourth quarter of 1999, of which $514,000 was the reversal of the accrual for the future lease payments and $275,000 was the reversal of the write down of certain assets.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5) OTHER INFORMATION, continued

      Centris Restructuring
                                   Accrued        Paid       2000      Accrued
                                 at 12/31/99    in 2000   Adjustments at 3/31/00
                                 -----------  ----------  ----------- ----------

Contractual executive severance
   accruals                      $5,866,000   $4,024,000   $     --   $1,842,000
Other severance accruals            397,000      186,000    171,000      382,000
Lease obligation accruals           848,000      345,000    239,000      742,000
                                 ----------   ----------   --------   ----------

       Total                     $7,111,000   $4,555,000   $410,000   $2,966,000
                                 ==========   ==========   ========   ==========

      It is expected that most of the remaining severance accrual will be paid during the second quarter of 2000. The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation.

Management's Discussion and Analysis

Three months ended March 31, 2000 versus three months ended March 31, 1999

During December, 1999, the Company acquired all of the outstanding shares of The Centris Group, Inc. ("Centris") in a transaction accounted for using the purchase method of accounting. Therefore, the results of operations of the Centris companies are included in the 2000 condensed consolidated statement of earnings, but are not included in the 1999 condensed consolidated statement of earnings.

Results of Operations

Total revenue increased 31% to $120.1 million for the first quarter of 2000 from $92.0 million for the same period in 1999. The revenue increase was in the insurance company and underwriting agency segments and resulted from the effects of internal growth, increased rates, increased retentions of premium underwritten by the Company's insurance company subsidiaries and the Centris acquisition.

Net investment income increased 13% to $8.2 million for the first quarter of 2000 from $7.3 million for the same period in 1999. This reflects the higher level of invested assets resulting from higher retentions of premium underwritten by the insurance company subsidiaries and a commuted reinsurance agreement.

Compensation expense increased $2.5 million during the first quarter of 2000 from the same period in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition offset by the savings resulting from the 1999 restructuring. Other operating expenses increased $1.6 million during the same period for similar reasons. Other operating expenses for the first quarter of 2000 also included a credit of $789,000 reflecting the reversal of certain restructuring charges previously recorded.

Interest expense was $5.0 million for the first quarter of 2000, an increase of $1.7 million from $3.3 million for the same period in 1999. The increase is a result of increased debt outstanding, principally as a result of funding for the acquisition of Centris, and higher interest rates.

Income tax expense was $9.0 million for the first quarter of 2000 compared to $10.9 million for the same period in 1999. The Company's effective tax rate was 42% in the 2000 quarter compared to 35% in 1999. Most of this increase was due to increased amortization of goodwill, which is not deductible for income tax purposes, as a result of the Centris acquisition and increased income subject to state income taxes.

Net earnings for the first quarter of 2000 decreased to $12.6 million, or $0.25 per share, from $20.7 million, or $0.42 per share, for the same period in 1999. The decreases result from a strong performance by the underwriting agency segment offset by a reduction in commission income earned by the intermediary segment. The insurance company segment result was lower in this period due to the run-off of the 1999 account.

The Company's book value per share was $9.49 as of March 31, 2000, up from $9.29 as of December 31, 1999.

SEGMENTS

Insurance Companies

Gross written premium increased 46% to $207.1 million for the first quarter of 2000 from $141.6 million for the same period in 1999 due to the substantial increase in medical stop-loss premium following the acquisition of Centris, new business, rate increases and the increase in participation by the Company's insurance company subsidiaries in this business. This increase was somewhat offset by a reduction in aviation premium, although there was a timing difference on two large items that will now be recorded in the second quarter 2000. The increase was the result of internal growth as the Company's insurance company subsidiaries increased their participation in the business underwritten by the Company's underwriting agency subsidiaries and the effect of the medical stop-loss business acquired in conjunction with the acquisition of Centris. Net written premium for the first quarter of 2000 increased 99% to $60.7 million from $30.4 million for the same period in 1999, as the insurance company subsidiaries have increased retentions on many of their lines of business as underwriting results begin to improve. Net earned premium increased 86% to $63.4 million for the same reasons. The increase in earned premium is expected to continue throughout 2000 and 2001.

Loss and loss adjustment expense increased to $48.8 million for the first quarter of 2000 from $23.8 million for the same period in 1999. The GAAP net loss ratio increased to 77% for the first quarter of 2000 from 70% for the same period in 1999. The increase in net loss and loss adjustment expense is due to the increase in net retained premium and higher loss ratio. The net loss ratio was negatively affected by unfavorable underwriting results as a result of the run-off of certain lines of business written in prior years. Improved underwriting results were experienced in the domestic aviation and medical stop-loss lines of business. The GAAP gross loss ratio was 72% in the first quarter of 2000 compared to 94% for the same period in 1999. The decrease in the gross loss ratio represents the effects of steps taken in the first quarter of 2000 to increase premium rates on certain lines of business, reduced writings on other unprofitable lines of business and an improvement in the underwriting results for the domestic aviation and medical stop-loss lines of business. The statutory combined ratio was 100.9% in the first quarter of 2000 compared to 93.7% for the same period in 1999.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased to $9.3 million during the first quarter of 2000, compared to the same period in 1999, due to increased retained premium as the Company purchased less reinsurance.

Net earnings of the insurance companies decreased to $2.4 million in the first quarter of 2000 from $6.3 million for the same period in 1999, as a result of the higher combined ratio which is expected to improve later in 2000.

Underwriting Agencies

Management fees increased 25% to $29.3 million for the first quarter of 2000, compared to $23.4 million for the same period in 1999. Premiums underwritten increased 28% to $268.9 million for the first quarter of 2000 from $210.9 million for the same period in 1999. These increases resulted from the acquisition of Centris. Net earnings of the underwriting agencies increased 63% to $7.1 million in the first quarter of 2000 from $4.3 million in 1999 due to the increased revenue and higher pretax margins. Growth in underwriting agency volume is also expected to have a positive impact on the insurance company segment.

Intermediaries

Commission income decreased to $13.0 million in the first quarter of 2000 from $17.8 million for the same period in 1999. Net earnings of the intermediaries decreased to $4.1 million in the first quarter of 2000 from $6.2 million for the same period in 1999. The decreases were primarily due to a reduction in the amount of ceded reinsurance by the Company's insurance company subsidiaries.

Other Operations

The decrease in other operating revenue to $6.7 million during the first quarter of 2000 from $9.4 million for the same period in 1999 results principally from the recognition of gains from the disposition of strategic operational investments. A gain of $4.9 million was recorded during the first quarter of 1999 compared to a $1.1 million gain in the first quarter of 2000. Net earnings of other operations decreased to $1.0 million in 2000 from $4.3 million in 1999 for the same reasons. Quarter to quarter comparisons will vary substantially depending on strategic investments or dispositions in any given period.

Restructuring

As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and March 31, 2000 are shown in the tables below:

HCC Internal Restructuring
                            Accrued         Paid          2000         Accrued
                          at 12/31/99     in 2000      Adjustments    at 3/31/00
                          -----------    ----------    -----------    ----------

Severance                 $3,115,000     $3,115,000     $      --      $     --
Other                        911,000         70,000      (514,000)      327,000
                          ----------     ----------     ---------      --------

       Total              $4,026,000     $3,185,000     $(514,000)     $327,000
                          ==========     ==========     =========      ========

During the first quarter of 2000, the Company determined that one of the leased offices scheduled to be closed would be retained. Therefore, the Company reversed $789,000 (included as a credit in other operating expenses) of the restructuring expense recorded during the fourth quarter of 1999, of which $514,000 was the reversal of the accrual for future lease payments and $275,000 was the reversal of the write down of certain assets.

Centris Restructuring
                                   Accrued       Paid         2000        Accrued
                                 at 12/31/99   in 2000     Adjustments   at 3/31/00
                                 -----------  ----------   -----------   ----------
Contractual executive severance
   accruals                      $5,866,000   $4,024,000   $     --      $1,842,000
Other severance accruals            397,000      186,000    171,000         382,000
Lease obligation accruals           848,000      345,000    239,000         742,000
                                 ----------   ----------   --------      ----------

       Total                     $7,111,000   $4,555,000   $410,000      $2,966,000
                                 ==========   ==========   ========      ==========

It is expected that most of the remaining severance accrual will be paid during the second quarter of 2000. The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation.

Liquidity and Capital Resources

The Company receives substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investment and other assets. The principal cash outflows are for the payment of claims and loss adjustment expenses ("LAE"), payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. The Company continues to collect its receivables and recoverables generally in the ordinary course and has not incurred and does not expect to incur any significant liquidity difficulties. The Company limits its liquidity exposure by holding funds, letters of credit and other security such that net balances due to it are less than the gross balances shown in the condensed consolidated balance sheet.

The Company's consolidated cash and investment portfolio increased $70.0 million, or 12%, since December 31, 1999, and totaled $677.8 million as of March 31, 2000, of which $325.1 million was cash and short-term investments. The increase in short-term investments resulted from the collection of the commutation receivable recorded during December 1999, the proceeds from the sale of a strategic operational investment during 2000, as well as the proceeds from the sale of Centris' portfolio of common equity securities. Total assets were unchanged at $2.6 billion as of March 31, 2000.

On December 17, 1999, the Company entered into a $300.0 million Revolving Loan Facility (the "Facility") with a group of banks. Borrowings under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock the Company's principal insurance company subsidiaries and by the pledge of stock of and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for comparable financing arrangements. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness and to partially fund the Centris acquisition. As of March 31, 2000, total debt outstanding under the Facility was $253.0 million and the weighted average interest rate was 7.59%.

The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, with early adoption permitted. The Company has utilized derivative or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a greater extent as it expands its foreign operations. The effects of SFAS No. 133, as well as the timing of its adoption, are currently being reviewed by management.

During December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the Company during the second quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or cash flows.

Year 2000

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and, as a result, computer applications could fail or create erroneous information as a result of the Year 2000 date change. Although the Company experienced no material system failures attributed to the year 2000 change-over, the Company may have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. As with other companies in the insurance industry, the Company has evaluated and continues to evaluate the potential Year 2000 insurance exposures. The Company's insurance company subsidiaries did not generally offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies, such as policies of property insurance, an insured may submit purported claims for coverage under such policies, which may result from Year 2000 related causes. In this regard, the Company continues to assess appropriate responses to such attempted claims in light of Year 2000 coverage issues under the insurance coverages offered by the insurance company subsidiaries. The nature of the Company's response to such attempted claims is generally dependent on the particular facts and circumstances of the underlying claims and coverage. Management does not believe that Year 2000 coverage issues associated with the insurance coverages offered by the Company's insurance company subsidiaries will have a material adverse effect on the Company's results of operations or cash flows.

Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

This report on Form 10-Q (the "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the inability of the Company to reinsure certain risks, the adequacy of its loss reserves, the financial viability of reinsurers, the expansion or contraction in its various lines of business, the impact of inflation, changing licensing requirements and regulations in the United States and in foreign countries, the ability of the Company to integrate its recently acquired businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, general market conditions, competition, licensing and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which includes words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                           Part II - Other Information

Item 6.     Exhibits and Reports on Form 8-K:

            (a)   Exhibits:

                  10.1 Employment Agreement effective as of January 5, 2000, between HCC Insurance Holdings, Inc. and John N. Molbeck.

                  10.2 Employment Agreement effective as of January 5, 2000, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.

                  27    EDGAR Financial Data Schedule - March 31, 2000

            (b)   Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HCC Insurance Holdings, Inc.
                                        ----------------------------------------
                                                (Registrant)


May 15, 2000                            /s/ Stephen L. Way
------------                            ----------------------------------------
     (Date)                             Stephen L. Way,  Chairman of the Board
                                               and Chief Executive Officer


May 15, 2000                            /s/ Edward H. Ellis, Jr.
------------                            ----------------------------------------
     (Date)                             Edward H. Ellis, Jr., Senior Vice
                                        President and Chief Financial Officer