Form 10-Q
period 2000-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2000-08-14
CIK 888919

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2000

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

Yes   X     No
    ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 4, 2000, there were 49,396,815 shares of Common Stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                     INDEX



                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999........................................................3

                  Condensed Consolidated Statements of Earnings
                       Six Months Ended June 30, 2000 and
                       Six Months Ended June 30, 1999.............................................................4

                  Condensed Consolidated Statements of Earnings
                       Three Months Ended June 30, 2000 and
                       Three Months Ended June 30, 1999...........................................................5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       Six Months Ended June 30, 2000 and
                       Year Ended December 31, 1999...............................................................6

                  Condensed Consolidated Statements of Cash Flows
                       Six Months Ended June 30, 2000 and
                       Six Months Ended June 30, 1999.............................................................8

                  Notes to Condensed Consolidated Financial Statements............................................9

         Item 2.  Management's Discussion and Analysis...........................................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................27

Part II. OTHER INFORMATION.......................................................................................28

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                     Condensed Consolidated Balance Sheets

                                  (Unaudited)

                                   ----------


                                                                   June 30, 2000      December 31, 1999
                                                                  ---------------     -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2000 $378,181,000; 1999 $343,534,000)               $   378,890,000      $   342,641,000
   Marketable equity securities, at market
      (cost:  2000 $12,029,000; 1999 $22,493,000)                       9,912,000           19,970,000
   Short-term investments, at cost, which approximates market         243,949,000          215,694,000
   Other investments, at cost, which approximates fair value            6,252,000            3,017,000
                                                                  ---------------      ---------------
      Total investments                                               639,003,000          581,322,000

Cash                                                                   10,449,000           26,533,000
Restricted cash and cash investments                                   94,851,000           84,112,000
Premium, claims and other receivables                                 592,425,000          622,087,000
Reinsurance recoverables                                              744,488,000          736,485,000
Ceded unearned premium                                                135,420,000          133,657,000
Ceded life and annuity benefits                                        90,155,000           95,760,000
Deferred policy acquisition costs                                      42,974,000           40,450,000
Property and equipment, net                                            37,895,000           37,804,000
Goodwill                                                              270,857,000          263,687,000
Other assets                                                           30,201,000           42,827,000
                                                                  ---------------      ---------------

      TOTAL ASSETS                                                $ 2,688,718,000      $ 2,664,724,000
                                                                  ===============      ===============

LIABILITIES

Loss and loss adjustment expense payable                          $   899,295,000      $   871,104,000
Life and annuity policy benefits                                       90,155,000           95,760,000
Reinsurance balances payable                                          111,302,000          113,373,000
Unearned premium                                                      200,214,000          188,524,000
Deferred ceding commissions                                            37,312,000           39,792,000
Premium and claims payable                                            587,147,000          598,638,000
Notes payable                                                         243,241,000          242,546,000
Accounts payable and accrued liabilities                               36,105,000           57,559,000
                                                                  ---------------      ---------------

      Total liabilities                                             2,204,771,000        2,207,296,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 2000 49,385,915 shares;
   1999 48,839,027 shares)                                             49,386,000           48,839,000
Additional paid-in capital                                            181,038,000          176,359,000
Retained earnings                                                     255,038,000          234,922,000
Accumulated other comprehensive income (loss)                          (1,515,000)          (2,692,000)
                                                                  ---------------      ---------------

      Total shareholders' equity                                      483,947,000          457,428,000
                                                                  ---------------      ---------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 2,688,718,000      $ 2,664,724,000
                                                                  ===============      ===============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Earnings

                                  (Unaudited)

                                   ----------


                                               For the six months ended June 30,
                                                   2000                1999
                                               -------------      -------------
REVENUE

Net earned premium                             $ 135,010,000      $  62,084,000
Management fees                                   53,809,000         47,573,000
Commission income                                 22,000,000         34,008,000
Net investment income                             18,175,000         14,927,000
Net realized investment gain (loss)               (4,372,000)            91,000
Other operating income                            14,556,000         15,787,000
                                               -------------      -------------

      Total revenue                              239,178,000        174,470,000

EXPENSE

Loss and loss adjustment expense                 101,941,000         44,813,000

Operating expense:
   Policy acquisition costs, net                  15,502,000          1,185,000
   Compensation expense                           41,577,000         37,642,000
   Provision for reinsurance                              --         29,500,000
   Other operating expense                        27,620,000         23,418,000
                                               -------------      -------------
      Net operating expense                       84,699,000         91,745,000

Interest expense                                  10,336,000          5,911,000
                                               -------------      -------------

      Total expense                              196,976,000        142,469,000
                                               -------------      -------------

      Earnings before income tax provision        42,202,000         32,001,000

Income tax provision                              17,156,000         11,005,000
                                               -------------      -------------

      NET EARNINGS                             $  25,046,000      $  20,996,000
                                               =============      =============

BASIC EARNINGS PER SHARE DATA:

Earnings per share                             $        0.51      $        0.43
                                               =============      =============

Weighted average shares outstanding               49,465,000         48,858,000
                                               =============      =============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                             $        0.50      $        0.42
                                               =============      =============

Weighted average shares outstanding               49,909,000         49,757,000
                                               =============      =============

Cash dividends declared, per share             $        0.10      $        0.10
                                               =============      =============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Earnings

                                  (Unaudited)

                                   ----------


                                             For the three months ended June 30,
                                                   2000                1999
                                             ---------------      -------------
REVENUE

Net earned premium                           $    71,654,000      $  28,105,000
Management fees                                   24,548,000         24,138,000
Commission income                                  9,015,000         16,253,000
Net investment income                              9,936,000          7,663,000
Net realized investment loss                      (3,969,000)           (79,000)
Other operating income                             7,905,000          6,403,000
                                             ---------------      -------------

      Total revenue                              119,089,000         82,483,000

EXPENSE

Loss and loss adjustment expense                  53,132,000         21,049,000

Operating expense:
   Policy acquisition costs, net                   6,181,000           (885,000)
   Compensation expense                           20,192,000         18,720,000
   Provision for reinsurance                              --         29,500,000
   Other operating expense                        13,702,000         11,135,000
                                             ---------------      -------------
      Net operating expense                       40,075,000         58,470,000

Interest expense                                   5,315,000          2,602,000
                                             ---------------      -------------

      Total expense                               98,522,000         82,121,000
                                             ---------------      -------------

      Earnings before income tax provision        20,567,000            362,000

Income tax provision                               8,156,000             75,000
                                             ---------------      -------------

      NET EARNINGS                           $    12,411,000      $     287,000
                                             ===============      =============

BASIC EARNINGS PER SHARE DATA:

Earnings per share                           $          0.25      $        0.01
                                             ===============      =============

Weighted average shares outstanding               49,528,000         48,951,000
                                             ===============      =============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                           $          0.25      $        0.01
                                             ===============      =============

Weighted average shares outstanding               50,086,000         49,971,000
                                             ===============      =============

Cash dividends declared, per share           $          0.05      $        0.05
                                             ===============      =============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                Condensed Consolidated Statements of Changes in
                              Shareholders' Equity
                  For the six months ended June 30, 2000 and
                      for the year ended December 31, 1999
                                  (Unaudited)

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
                                                    =============   =============   =============   =============   =============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

                Condensed Consolidated Statements of Changes in
                             Shareholders' Equity
                   For the six months ended June 30, 2000 and
                      for the year ended December 31, 1999

                                  (Unaudited)

                                  (continued)

                                  ----------


                                                                                                 Accumulated
                                                                  Additional                        other           Total
                                                     Common        paid-in        Retained       comprehensive   shareholders'
                                                     stock         capital        earnings       income (loss)      equity
                                                 -------------  -------------   -------------   --------------   -------------
BALANCE AS OF DECEMBER 31, 1999                  $  48,839,000  $ 176,359,000   $ 234,922,000   $  (2,692,000)  $ 457,428,000

Net earnings                                                --             --      25,046,000              --      25,046,000

Other comprehensive income                                  --             --              --       1,177,000       1,177,000

307,415 shares of Common Stock issued for
  exercise of options, including tax benefit of
  $798,000                                             307,000      3,679,000              --              --       3,986,000

Issuance of 144,973 shares of
   contractually issuable Common Stock                 145,000       (145,000)             --              --              --

Issuance of 94,500 shares of
    contingently issuable Common Stock                  95,000      1,145,000              --              --       1,240,000

Cash dividends declared, $0.10 per share                    --             --      (4,930,000)             --      (4,930,000)
                                                 -------------  -------------   -------------   -------------   -------------

    BALANCE AS OF JUNE 30, 2000                  $  49,386,000  $ 181,038,000   $ 255,038,000   $  (1,515,000)  $ 483,947,000
                                                 =============  =============   =============   =============   =============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                    --------


                                                                            For the six months ended June 30,
                                                                                2000                1999
                                                                            -------------      -------------
Cash flows from operating activities:

  Net earnings                                                              $  25,046,000      $  20,996,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                          24,845,000         53,093,000
      Change in reinsurance recoverables                                       (8,003,000)      (162,536,000)
      Change in ceded unearned premium                                         (1,763,000)       (18,143,000)
      Change in loss and loss adjustment expense payable                       28,191,000        150,474,000
      Change in reinsurance balances payable                                   (2,071,000)        21,869,000
      Change in unearned premium                                               12,353,000         17,145,000
      Change in premium and claims payable, net of restricted cash            (21,545,000)       (69,156,000)
      Change in accounts payable and accrued liabilities                      (21,648,000)         6,385,000
      Net realized investment (gain) loss                                       4,372,000            (91,000)
      Gains on dispositions of strategic investments and non-core
        subsidiaries                                                           (2,951,000)        (5,523,000)
      Provision for reinsurance                                                        --         29,500,000
      Depreciation and amortization expense                                     9,183,000          6,397,000
      Other, net                                                                5,066,000         (9,762,000)
                                                                            -------------      -------------
         Cash provided by operating activities                                 51,075,000         40,648,000

Cash flows from investing activities:

  Sales of fixed income securities                                             32,085,000          1,214,000
  Maturity or call of fixed income securities                                  23,747,000          5,693,000
  Sales of equity securities                                                    6,538,000          1,520,000
  Dispositions of strategic investments and non-core subsidiaries              20,503,000         15,905,000
  Change in short-term investments                                            (49,544,000)       (24,383,000)
  Cash paid for companies acquired, net of cash received                       (9,880,000)       (57,863,000)
  Cost of securities acquired                                                 (87,061,000)       (30,811,000)
  Purchases of property and equipment and other, net                           (3,630,000)        (6,376,000)
                                                                            -------------      -------------
      Cash used by investing activities                                       (67,242,000)       (95,101,000)

Cash flows from financing activities:

  Proceeds from notes payable                                                  24,000,000        204,000,000
  Sale of Common Stock                                                          3,986,000          3,219,000
  Payments on notes payable                                                   (23,000,000)      (147,600,000)
  Dividends paid                                                               (4,903,000)        (4,350,000)
                                                                            -------------      -------------
      Cash provided by financing activities                                        83,000         55,269,000
                                                                            -------------      -------------

      Net change in cash                                                      (16,084,000)           816,000

      Cash at beginning of period                                              26,533,000         16,018,000
                                                                            -------------      -------------

      CASH AT END OF PERIOD                                                 $  10,449,000      $  16,834,000
                                                                            =============      =============

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries include domestic and foreign property and casualty and life insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty and accident and health insurance to commercial customers in the areas of accident and health reinsurance, aviation, marine, medical stop-loss, property, offshore energy and workers' compensation insurance.

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

      During December, 1999, the Company acquired all of the outstanding shares of The Centris Group, Inc. ("Centris") in a transaction accounted for using the purchase method of accounting. Therefore, the results of operations and cash flows of the Centris companies are included in the 2000 condensed consolidated statement of earnings and cash flows but are not included in the 1999 condensed consolidated statements of earnings and cash flows.

      Income Tax

      For the six months ended June 30, 2000 and 1999, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is the result of state income taxes, the non-deductibility of certain goodwill amortization and the mitigation of the effect of tax exempt municipal bond interest.

      Effects of Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and becomes effective for the Company January 1, 2001, with early adoption permitted. The Company has utilized derivative or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a somewhat greater extent as it expands its foreign operations. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's financial position, results of operations or cash flows.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(1)   GENERAL INFORMATION, CONTINUED

      During December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the Company during the fourth quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or cash flows.

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


                                                                            Loss and Loss
                                             Written          Earned         Adjustment
                                             Premium          Premium          Expense
                                          -------------    -------------    -------------
For the six months ended June 30, 2000:

Direct business                           $ 299,375,000    $ 290,691,000    $ 208,523,000
Reinsurance assumed                         171,903,000      175,394,000      160,842,000
Reinsurance ceded                          (328,698,000)    (331,075,000)    (267,424,000)
                                          -------------    -------------    -------------

      NET AMOUNTS                         $ 142,580,000    $ 135,010,000    $ 101,941,000
                                          =============    =============    =============

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(2)   REINSURANCE, CONTINUED



                                                                              Loss and Loss
                                              Written           Earned         Adjustment
                                              Premium           Premium         Expense
                                            -------------    -------------    -------------
For the six months ended June 30, 1999:

Direct business                             $ 138,828,000    $ 128,137,000    $ 124,930,000
Reinsurance assumed                           147,901,000      149,275,000      209,433,000
Reinsurance ceded                            (225,590,000)    (215,328,000)    (289,550,000)
                                            -------------    -------------    -------------

      NET AMOUNTS                           $  61,139,000    $  62,084,000    $  44,813,000
                                            =============    =============    =============


For the three months ended June 30, 2000:

Direct business                             $ 154,750,000    $ 152,274,000    $ 113,296,000
Reinsurance assumed                           109,390,000       97,276,000      100,701,000
Reinsurance ceded                            (182,220,000)    (177,896,000)    (160,865,000)
                                            -------------    -------------    -------------

      NET AMOUNTS                           $  81,920,000    $  71,654,000    $  53,132,000
                                            =============    =============    =============


For the three months ended June 30, 1999:

Direct business                             $  88,790,000    $  67,867,000    $  78,193,000
Reinsurance assumed                            56,296,000       63,928,000      118,921,000
Reinsurance ceded                            (114,366,000)    (103,690,000)    (176,065,000)
                                            -------------    -------------    -------------

      NET AMOUNTS                           $  30,720,000    $  28,105,000    $  21,049,000
                                            =============    =============    =============

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(2)   REINSURANCE, CONTINUED

      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:



                                                  June 30, 2000     December 31, 1999
                                                  -------------     -----------------

Reinsurance recoverable on paid losses            $ 120,139,000      $     91,318,000
Commuted receivable                                          --            53,210,000
Reinsurance recoverable on outstanding losses       373,940,000           382,565,000
Reinsurance recoverable on IBNR                     256,330,000           214,933,000
Reserve for uncollectible reinsurance                (5,921,000)           (5,541,000)
                                                  -------------      ----------------

      TOTAL REINSURANCE RECOVERABLES              $ 744,488,000      $    736,485,000
                                                  =============      ================

      The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset.


                           June 30, 2000   December 31, 1999
                           ------------    -----------------

Payables to reinsurers     $205,103,000    $    212,962,000
Letters of credit           121,466,000         154,111,000
Cash deposits                25,898,000          19,882,000
                           ------------    ----------------

      TOTAL CREDITS        $352,467,000    $    386,955,000
                           ============    ================


      The Company has established a reserve of $5.9 million as of June 30, 2000 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and continues to take actions to protect shareholders' equity.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(3)   SEGMENT AND GEOGRAPHIC INFORMATION

      The performance of each segment is evaluated by management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The insurance company subsidiaries increased their policy issuance fees on certain 2000 contracts to reflect current market conditions, which had the effect of reducing the underwriting agency management fees by a like amount. This amounted to $4.0 million during 2000. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of the Company's offices and does not represent the location of insureds or reinsureds from whom the business was generated.


                                            Insurance     Underwriting                      Other
                                             Company         Agency      Intermediary     Operations     Corporate        Total
                                          -------------   -------------  -------------  -------------  -------------  -------------
For the six months ended June 30, 2000:

Revenue:
    Domestic                              $ 141,531,000   $  54,477,000  $  12,108,000  $  13,971,000  $     445,000  $ 222,532,000
    Foreign                                   2,379,000       2,775,000     11,492,000             --             --     16,646,000
    Inter-segment                                    --       6,121,000         94,000        715,000             --      6,930,000
                                          -------------  --------------  -------------  -------------  -------------  -------------

      Total segment revenue               $ 143,910,000   $  63,373,000  $  23,694,000  $  14,686,000  $     445,000    246,108,000
                                          =============   =============  =============  =============  =============

    Inter-segment revenue                                                                                                (6,930,000)
                                                                                                                      -------------

       CONSOLIDATED TOTAL REVENUE                                                                                     $ 239,178,000
                                                                                                                      =============

Net earnings (loss):
    Domestic                              $  10,000,000   $  12,168,000  $   4,535,000  $   3,033,000  $  (3,051,000) $  26,685,000
    Foreign                                  (2,360,000)        632,000        574,000             --             --     (1,154,000)
                                          -------------   -------------  -------------  -------------  -------------  -------------

        Total segment net earnings (loss) $   7,640,000   $  12,800,000  $   5,109,000  $   3,033,000  $  (3,051,000)    25,531,000
                                          =============   =============  =============  =============  =============

     Inter-segment eliminations                                                                                            (485,000)
                                                                                                                      -------------

         CONSOLIDATED NET EARNINGS                                                                                    $  25,046,000
                                                                                                                      =============

Other items:
    Net investment income                 $  12,679,000   $   3,368,000  $   1,603,000  $     244,000  $     281,000  $  18,175,000
    Depreciation and amortization             1,636,000       5,590,000      1,454,000        218,000        285,000      9,183,000
    Interest expense                             10,000       4,686,000      2,615,000             --      3,025,000     10,336,000
    Capital expenditures                      1,668,000       2,063,000        241,000        157,000        116,000      4,245,000

    Income tax provision (benefit)            1,654,000      10,776,000      3,870,000      1,704,000       (547,000)    17,457,000
    Inter-segment eliminations                                                                                             (301,000)
                                                                                                                      -------------

         CONSOLIDATED INCOME TAX PROVISION                                                                            $  17,156,000
                                                                                                                      =============

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                  ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                          Insurance     Underwriting                      Other
                                           Company         Agency       Intermediary    Operations      Corporate         Total
                                        -------------   -------------   -------------  -------------  -------------   -------------
For the six months ended June 30, 1999:

Revenue:
   Domestic                             $  68,746,000   $  47,638,000   $  20,527,000  $  15,306,000  $      26,000   $ 152,243,000
   Foreign                                  5,865,000       1,807,000      14,555,000             --             --      22,227,000
   Inter-segment                                   --         853,000         345,000        564,000             --       1,762,000
                                        -------------   -------------   -------------  -------------  -------------   -------------

      Total segment revenue             $  74,611,000   $  50,298,000   $  35,427,000  $  15,870,000  $      26,000     176,232,000
                                        =============   =============   =============  =============   ============

   Inter-segment revenue                                                                                                 (1,762,000)
                                                                                                                      -------------

      CONSOLIDATED TOTAL REVENUE                                                                                      $ 174,470,000
                                                                                                                      =============


Net earnings (loss):
   Domestic                             $  (5,754,000)  $   9,653,000   $   7,712,000  $   5,524,000  $    (590,000)  $  16,545,000
   Foreign                                    531,000         (35,000)      3,955,000             --             --       4,451,000
                                        -------------   -------------   -------------  -------------  -------------   -------------

      NET EARNINGS (LOSS)               $  (5,223,000)  $   9,618,000   $  11,667,000  $   5,524,000  $    (590,000)  $  20,996,000
                                        =============   =============   =============  =============  =============   =============

Other items:
   Net investment income                $  11,599,000   $   1,917,000   $   1,074,000  $     177,000  $     160,000   $  14,927,000
   Depreciation and amortization            1,271,000       2,821,000       1,782,000        247,000        276,000       6,397,000
   Interest expense                            11,000       1,883,000       1,876,000             --      2,141,000       5,911,000
   Capital expenditures                     1,570,000       3,553,000         563,000        390,000        300,000       6,376,000
   Income tax provision (benefit)          (6,954,000)      7,393,000       7,506,000      3,100,000        (40,000)     11,005,000


The insurance company segment incurred a provision for reinsurance of $19.2 million, net of income tax, during the first six months of 1999.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                             Insurance     Underwriting                    Other
                                              Company         Agency     Intermediary    Operations    Corporate        Total
                                            ------------   ------------  ------------   ------------  ------------   ------------
For the three months ended June 30, 2000:

Revenue:
    Domestic                                $ 73,891,000   $ 24,804,000  $  4,677,000   $  7,792,000  $    191,000   $111,355,000
    Foreign                                      932,000      1,617,000     5,185,000             --            --      7,734,000
    Inter-segment                                     --      3,937,000        56,000        364,000            --      4,357,000
                                            ------------   ------------  ------------   ------------  ------------   ------------

      Total segment revenue                 $ 74,823,000   $ 30,358,000  $  9,918,000   $  8,156,000  $    191,000    123,446,000
                                            ============   ============   ===========   ============   ===========

    Inter-segment revenue                                                                                              (4,357,000)
                                                                                                                     ------------

       CONSOLIDATED TOTAL REVENUE                                                                                    $119,089,000
                                                                                                                     ============

Net earnings (loss):
    Domestic                                $  6,296,000   $  5,191,000  $  1,217,000   $  2,067,000  $ (1,398,000)  $ 13,373,000
    Foreign                                   (1,091,000)       540,000      (193,000)            --            --       (744,000)
                                            ------------   ------------  ------------   ------------  ------------   ------------

        Total segment net earnings (loss)   $  5,205,000   $  5,731,000  $  1,024,000   $  2,067,000  $ (1,398,000)    12,629,000
                                            ============   ============   ===========   ============   ===========

     Inter-segment eliminations                                                                                          (218,000)
                                                                                                                     ------------

         CONSOLIDATED NET EARNINGS                                                                                   $ 12,411,000
                                                                                                                     ============

Other items:
    Net investment income                   $  6,851,000   $  1,928,000  $    846,000   $    131,000  $    180,000   $  9,936,000
    Depreciation and amortization                847,000      2,761,000       845,000        111,000       180,000      4,744,000
    Interest expense                               5,000      2,404,000     1,330,000             --     1,576,000      5,315,000
    Capital expenditures                         958,000        919,000        84,000         40,000        60,000      2,061,000

    Income tax provision (benefit)             1,380,000      5,099,000     1,137,000      1,234,000      (567,000)     8,283,000
    Inter-segment eliminations                                                                                           (127,000)
                                                                                                                     ------------
         CONSOLIDATED INCOME TAX PROVISION                                                                           $  8,156,000
                                                                                                                     ============

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                             Insurance    Underwriting                   Other
                                             Companies      Agencies   Intermediaries  Operations     Corporate        Total
                                           ------------   ------------ -------------- ------------  ------------   ------------
For the three months ended June 30, 1999:

Revenue:
    Domestic                               $ 31,458,000   $ 24,198,000  $ 10,008,000  $  6,090,000  $     59,000   $ 71,813,000
    Foreign                                   2,841,000        935,000     6,894,000            --            --     10,670,000
    Inter-segment                                    --        574,000       104,000       220,000            --        898,000
                                           ------------   ------------  ------------  ------------  ------------   ------------
      Total segment revenue                $ 34,299,000   $ 25,707,000  $ 17,006,000  $  6,310,000  $     59,000     83,381,000
                                           ============   ============  ============  ============   ===========
    Inter-segment revenue                                                                                              (898,000)
                                                                                                                   ------------
       CONSOLIDATED TOTAL REVENUE                                                                                  $ 82,483,000
                                                                                                                   ============
Net earnings (loss):
    Domestic                               $(11,956,000)  $  5,194,000  $  3,647,000  $  1,263,000  $   (196,000)  $ (2,048,000)
    Foreign                                     463,000         75,000     1,797,000            --            --      2,335,000
                                           ------------   ------------  ------------  ------------  ------------   ------------
        TOTAL NET EARNINGS (LOSS)          $(11,493,000)  $  5,269,000  $  5,444,000  $  1,263,000  $   (196,000)  $    287,000
                                           ============   ============  ============  ============  ============   ============
Other items:
    Net investment income                  $  5,833,000   $  1,008,000  $    649,000  $     96,000  $     77,000   $  7,663,000
    Depreciation and amortization               646,000      1,458,000       902,000       184,000       127,000      3,317,000
    Interest expense                              2,000        734,000       957,000            --       909,000      2,602,000
    Capital expenditures                        788,000      2,211,000       164,000       359,000        25,000      3,547,000
    Income tax provision (benefit)           (8,263,000)     4,026,000     3,578,000       794,000       (60,000)        75,000



      The insurance company segment incurred a provision for reinsurance of $19.2 million, net of income tax, during the second quarter of 1999.

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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:


                                                      For the six months ended June 30,
                                                          2000              1999
                                                      ------------      ------------
Net earnings                                          $ 25,046,000      $ 20,996,000
                                                      ============      ============

Reconciliation of number of shares outstanding:

Shares of Common Stock outstanding at period end        49,386,000        48,694,000
Effect of Common Stock issued during the period           (190,000)         (250,000)
Common Stock contractually issuable in the future          269,000           414,000
                                                      ------------      ------------

   Weighted average Common Stock outstanding            49,465,000        48,858,000

Additional dilutive effect of outstanding options
   (as determined by the application of the
    treasury stock method)                                 444,000           899,000
                                                      ------------      ------------

   Weighted average Common Stock and potential
     common stock outstanding                           49,909,000        49,757,000
                                                      ============      ============

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


(4)   EARNINGS PER SHARE, CONTINUED


                                                    For the three months ended June 30,
                                                          2000              1999
                                                      ------------      ------------

Net earnings                                          $ 12,411,000      $    287,000
                                                      ============      ============

Reconciliation of number of shares outstanding:
Shares of Common Stock outstanding at period end        49,386,000        48,694,000
Effect of Common Stock issued during the period           (127,000)         (157,000)
Common Stock contractually issuable in the future          269,000           414,000
                                                      ------------      ------------

   Weighted average Common Stock outstanding            49,528,000        48,951,000

Additional dilutive effect of outstanding options
   (as determined by the application of the
    treasury stock method)                                 558,000         1,020,000
                                                      ------------      ------------

   Weighted average Common Stock and potential
     common stock outstanding                           50,086,000        49,971,000
                                                      ============      ============


      As of June 30, 2000, there were approximately 3.3 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 283,500 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 2000, or in subsequent years. These shares were not included in the earnings per share computation because the conditions for issuance have not yet been met.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)

 (5)  OTHER INFORMATION

      Supplemental Information

      Supplemental information for the six months ended June 30, 2000 and 1999, is summarized below:


                                                               2000              1999
                                                            ------------     ------------

Interest paid                                               $  7,498,000     $  5,301,000
Income tax paid                                                5,123,000       17,288,000
Comprehensive income                                          26,223,000       12,641,000
Ceding commissions netted with policy acquisition costs      101,116,000       55,418,000

      Supplemental information for the three months ended June 30, 2000 and 1999, is summarized below:


                                                               2000              1999
                                                            ------------     ------------

Comprehensive income (loss)                                 $ 13,687,000     $ (7,437,000)
Ceding commissions netted with policy acquisition costs       54,416,000       32,280,000

      Restructuring

      As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC Internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and June 30, 2000 are shown in the tables below:

      HCC Internal Restructuring


                  Accrued         Paid           2000           Accrued
                at 12/31/99     in 2000       Adjustments     at 6/30/00
                -----------    ----------     -----------     ----------

Severance       $3,115,000     $3,115,000     $       --      $       --
Other              911,000         93,000       (514,000)        304,000
                ----------     ----------     ----------      ----------

      TOTAL     $4,026,000     $3,208,000     $ (514,000)     $  304,000
                ==========     ==========     ==========      ==========

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

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                  (Unaudited)

                                  (Continued)


 (5)  OTHER INFORMATION, CONTINUED

      Centris Restructuring


                                       Accrued           Paid            2000             Accrued
                                     at 12/31/99       in 2000        Adjustments       at 6/30/00
                                    ------------     ------------     ------------     ------------
Contractual executive severance
  accruals                          $  5,866,000     $  5,963,000     $    266,000     $    169,000
Other severance accruals                 397,000          303,000          102,000          196,000
Lease obligation accruals                848,000          475,000          329,000          702,000
                                    ------------     ------------     ------------     ------------

      TOTAL                         $  7,111,000     $  6,741,000     $    697,000     $  1,067,000
                                    ============     ============     ============     ============


      The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation within one year of the acquisition date.

MANAGEMENT'S DISCUSSION AND ANALYSIS

During December, 1999, the Company acquired all of the outstanding shares of The Centris Group, Inc. ("Centris") in a transaction accounted for using the purchase method of accounting. Therefore, the results of operations and cash flows of the Centris companies are included in the 2000 condensed consolidated statement of earnings and cash flows, but are not included in the 1999 condensed consolidated statement of earnings and cash flows.

Three months ended June 30, 2000 versus three months ended June 30, 1999

Results of Operations

Total revenue increased 44% to $119.1 million for the second quarter of 2000 from $82.5 million for the same period in 1999. This revenue increase was in the insurance company segment and resulted from increased retentions of premium underwritten by the Company's insurance company subsidiaries and increased investment income. This increasing revenue is anticipated to continue into 2001.

Net investment income increased 30% to $9.9 million for the second quarter of 2000 from $7.7 million for the same period in 1999. This was due to a higher level of invested assets and an increase in interest rates. The higher level of invested assets was due to greater retentions of premium underwritten by the Company's insurance company subsidiaries and the investment of cash received from a commuted reinsurance agreement during the first quarter of 2000. In connection with the Company's hiring of new investment advisors in 2000, an in-depth review and restructuring of the Company's investment portfolio has been undertaken. The Company has not significantly changed the credit rating and has shortened the duration of its investment portfolio. The Company realized a $4.0 million loss in the second quarter of 2000 on the sale of securities or write down of securities being sold, principally as a result of these actions. Net investment income is expected to continue to increase into 2001.

Compensation expense increased $1.5 million during the second quarter of 2000 from the same period in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring. Other operating expenses increased $2.6 million during the same period for similar reasons. Also included in other operating expenses are currency conversion gains of $251,000 for the second quarter of 2000, compared to gains of $359,000 for the same period in 1999.

Interest expense was $5.3 million for the second quarter of 2000 compared to $2.6 million for the same period in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding for acquisitions.

Income tax expense was $8.2 million for the second quarter of 2000 compared to $75,000 for the same period in 1999. This increase was due to the small amount of earnings before income tax provision in the second quarter of 1999. The Company's effective tax rate was 40% for the second quarter of 2000 due to the non-deductibility of certain goodwill amortization and underwriting agency income subject to state income taxes.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999 relating to one of the Company's reinsurers that was subsequently placed into liquidation. The Company believes that the provision should be sufficient to absorb the losses resulting from this insolvency.

Net earnings for the second quarter of 2000 increased to $12.4 million or $0.25 per share from $287,000 or $0.01 per share for the same period in 1999. These increases result from improved underwriting results, an increase in investment income and the effect of the provision for reinsurance recorded during 1999.

The Company's book value per share was $9.75 as of June 30, 2000, up from $9.49 as of March 31, 2000.

SEGMENTS

Insurance Companies

Gross written premium increased 82% to $264.1 million for the second quarter of 2000 from $145.1 million for the same period in 1999 due to new business, rate increases and increased participation by the Company's insurance company subsidiaries in the business underwritten by the Company's underwriting agency subsidiaries. Net written premium for the second quarter of 2000 increased 167% to $81.9 million from $30.7 million for the same period in 1999, as the Company's insurance company subsidiaries have increased retentions on many of their lines of business as underwriting results begin to improve. Net earned premium increased 155% to $71.7 million for the same reasons. Premium increases are expected to continue into 2001.

Loss and loss adjustment expense increased to $53.1 million for the second quarter of 2000 from $21.0 million for the same period in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium. The GAAP net loss ratio decreased to 74.2% for the second quarter of 2000 from 74.9% for the same period in 1999. The net loss ratio was negatively affected by unfavorable underwriting results from the run-off of certain lines of business written in 1999, offset by improving underwriting results from business written in 2000. The GAAP gross loss ratio was 85.8% in the second quarter of 2000 compared to 149.6% for the same period in 1999. The general improvement in the Company's loss ratios represent the effects of increased premium rates on certain lines of business, reduced writings on other unprofitable lines of business, and a general improvement in market conditions, particularly in the medical stop-loss and domestic aviation lines of business. The GAAP combined ratio was 94.7% in the second quarter of 2000 compared to 191.4% for the same period in 1999. The reduction in the combined ratio in 2000 reflects the provision for reinsurance recorded in 1999 offset by reduced ceding commissions in 2000. The Company's loss and combined ratios are anticipated to continue to improve into 2001.

Policy acquisition costs, which are net of commissions on ceded reinsurance, increased to $6.2 million during the second quarter of 2000 from a credit of $885,000 for the same period in 1999. This increase in costs results from higher retained premium and reduced ceding commissions.

Net earnings of the Company's insurance company subsidiaries increased to $5.2 million in the second quarter of 2000 from a net loss of $11.5 million for the same period in 1999, principally as a result of the effect of the provision for reinsurance recorded in 1999 and the increase in investment income.

Underwriting Agencies

Premiums underwritten by the Company's underwriting agencies increased 35% to $287.3 million for the second quarter of 2000 from $213.3 million for the same period in 1999. This increase resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and the acquisition of Centris. Management fees were basically flat at $24.5 million for the second quarter of 2000, compared to $24.1 million for the same period in 1999. The increase in management fees was disproportionate to the increase in written premium because of reduced management fees on some lines of business as a result of increased policy issuing fees charged by the Company's insurance company subsidiaries. Net earnings of the Company's underwriting agency subsidiaries increased 9% to $5.7 million in the second quarter of 2000 from $5.3 million in 1999 due to increased revenue and higher pre-tax margins.

Intermediaries

Commission income decreased to $9.0 million in the second quarter of 2000 from $16.3 million for the same period in 1999. Net earnings of the Company's intermediary subsidiaries decreased to $1.0 million in the second quarter of 2000 from $5.4 million for the same period in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of the Company's insurance company subsidiaries as a result of their planned increase in retentions.

Other Operations

Other operating revenue increased to $7.9 million during the second quarter of 2000 from $6.4 million for the same period in 1999. Net earnings from the Company's other operations increased to $2.1 million in 2000 from

$1.3 million in 1999. Quarter to quarter comparisons will vary substantially depending on income from strategic investments, or dispositions thereof, in any given period.

Six months ended June 30, 2000 versus six months ended June 30, 1999

Results of Operations

Total revenue increased 37% to $239.2 million for the first six months of 2000 from $174.5 million for the same period in 1999. This revenue increase was in the insurance company segment and resulted from increased retentions of premium underwritten by the Company's insurance company subsidiaries and increased investment income.

Net investment income increased 22% to $18.2 million for the first six months of 2000 from $14.9 million for the same period in 1999. This was due to a higher level of invested assets and an increase in interest rates. The higher level of invested assets was due to greater retentions of premium underwritten by the Company's insurance company subsidiaries and the investment of cash received from a commuted reinsurance agreement during the first quarter of 2000. In connection with the Company's hiring of new investment advisors in 2000, an in-depth review and restructuring of the Company's investment portfolio has been undertaken. The Company has not significantly changed the credit rating and has shortened the duration of its investment portfolio. The Company realized a $4.4 million loss on the sale of securities or write down of securities being sold in the first six months of 2000, principally as a result of these actions. Net investment income is expected to continue to increase into 2001.

Compensation expense increased $3.9 million during the first six months of 2000 from the same period in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring. Other operating expenses increased $4.2 million during the same period for similar reasons. Other operating expenses for the first six months of 2000 also included a credit of $789,000 reflecting the reversal of certain restructuring charges previously recorded. Also included in other operating expense are currency conversion losses of $348,000 for the first six months of 2000, compared to gains of $768,000 for the same period in 1999.

Interest expense was $10.3 million for the first six months of 2000 compared to $5.9 million for the same period in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding for acquisitions.

Income tax expense was $17.2 million for the first six months of 2000 compared to $11.0 million for the same period in 1999. The Company's effective tax rate was 41% in the 2000 period compared to 34% in 1999. Most of this increase was due to the non-deductibility of goodwill amortization relating to the Centris acquisition and increased underwriting agency income subject to state income taxes.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the second quarter of 1999 relating to one of the Company's reinsurers that was subsequently placed into liquidation. The Company believes that the provision should be sufficient to absorb the losses resulting from this insolvency.

Net earnings for the first six months of 2000 increased 19% to $25.0 million or $0.50 per share from $21.0 million or $0.42 per share for the same period in 1999. These increases result from improved underwriting results, an increase in investment income and the effect of the provision for reinsurance recorded during 1999.

The Company's book value per share was $9.75 as of June 30, 2000, up from $9.29 as of December 31, 1999.

SEGMENTS

Insurance Companies

Gross written premium increased 64% to $471.3 million for the first six months of 2000, from $286.7 million for the same period in 1999 due to new business, rate increases and increased participation by the Company's insurance company subsidiaries in the business underwritten by the Company's underwriting agency subsidiaries.

Net written premium for the first six months of 2000 increased 133% to $142.6 million from $61.1 million for the same period in 1999, as the Company's insurance company subsidiaries have increased retentions on many of their lines of business as underwriting results begin to improve. Net earned premium increased 117% to $135.0 million for the same reasons. Premium increases are expected to continue into 2001.

Loss and loss adjustment expense increased to $101.9 million for the first six months of 2000 from $44.8 million for the same period in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium and the higher loss ratio. The GAAP net loss ratio increased to 75.5% for the first six months of 2000 from 72.2% for the same period in 1999. The net loss ratio was negatively affected by unfavorable underwriting results from the run-off of certain lines of business written in 1999 and higher international aviation losses, offset by improving underwriting results from business written in 2000. The GAAP gross loss ratio was 79.2% in the first six months of 2000 compared to 120.5% for the same period in 1999. The general improvement in the Company's gross loss ratio represents the effects of increased premium rates on certain lines of business, reduced writings on other unprofitable lines of business and a general improvement in market conditions, particularly in the medical stop-loss and domestic aviation lines of business. The GAAP combined ratio was 99.1% in the first six months of 2000 compared to 138.8% for the same period in 1999. The reduction in the combined ratio in 2000 reflects the provision for reinsurance recorded in 1999, offset by reduced ceding commissions in 2000. The Company's loss and combined ratios are anticipated to continue to improve into 2001.

Policy acquisition costs, which are net of commissions on ceded reinsurance, increased to $15.5 million during the first six months of 2000 from $1.2 million for the same period in 1999. This increase in costs results from higher retained premium and reduced ceding commissions.

Net earnings of the Company's insurance company subsidiaries increased to $7.6 million in the first six months of 2000 from a loss of $5.2 million for the same period in 1999, primarily as a result of the effect of the provision for reinsurance recorded in 1999 and the increase in investment income.

Underwriting Agencies

Premiums underwritten increased 31% to $556.3 million for the first six months of 2000 from $424.1 million for the same period in 1999. Management fees increased 13% to $53.8 million for the first six months of 2000, compared to $47.6 million for the same period in 1999. These increases resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and the acquisition of Centris. The increase in management fees was disproportionate to the increase in written premium because of reduced management fees on some lines of business as a result of increased policy issuing fees charged by the Company's insurance company subsidiaries. Net earnings of the Company's underwriting agency subsidiaries increased 33% to $12.8 million in the first six months of 2000 from $9.6 million in 1999 due to increased revenue and higher pretax margins. Management fees are expected to show similar increases for the rest of the year.

Intermediaries

Commission income decreased to $22.0 million in the first six months of 2000 from $34.0 million for the same period in 1999. Net earnings of the Company's intermediary subsidiaries decreased to $5.1 million in the first six months of 2000 from $11.7 million for the same period in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of the Company's insurance company subsidiaries as a result of their planned increase in retentions.

Other Operations

Other operating revenue decreased to $14.6 million during the first six months of 2000 from $15.8 million for the same period in 1999. Net earnings of the Company's other operations decreased to $3.0 million in 2000 from $5.5 million in 1999. Period to period comparisons will vary substantially depending on income from strategic investments, or dispositions thereof, in any given period.

Restructuring

As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC Internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and June 30, 2000 are shown in the tables below:

HCC Internal Restructuring


                  Accrued            Paid             2000            Accrued
                at 12/31/99        in 2000         Adjustments       at 6/30/00
                ------------     ------------     ------------      ------------
Severance       $  3,115,000     $  3,115,000     $         --      $         --
Other                911,000           93,000         (514,000)          304,000
                ------------     ------------     ------------      ------------

      TOTAL     $  4,026,000     $  3,208,000     $   (514,000)     $    304,000
                ============     ============     ============      ============

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

Centris Restructuring


                                      Accrued             Paid           2000             Accrued
                                    at 12/31/99         in 2000       Adjustments       at 6/30/00
                                    ------------     ------------     ------------     ------------

Contractual executive severance
   accruals                         $  5,866,000     $  5,963,000     $    266,000     $    169,000
Other severance accruals                 397,000          303,000          102,000          196,000
Lease obligation accruals                848,000          475,000          329,000          702,000
                                    ------------     ------------     ------------     ------------

      TOTAL                         $  7,111,000     $  6,741,000     $    697,000     $  1,067,000
                                    ============     ============     ============     ============

The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation within one year of the acquisition date.

Liquidity and Capital Resources

The Company receives substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investment and other assets. The principal cash outflows are for the payment of claims and loss adjustment expenses ("LAE"), payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Quarter to quarter variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. The Company continues to collect its receivables and recoverables generally in the ordinary course and has not incurred and does not expect to incur any significant liquidity difficulties. The Company limits its liquidity exposure by holding funds, letters of credit and other security such that net balances due to it are less than the gross balances shown in the condensed consolidated balance sheet.

The Company's consolidated cash and investment portfolio increased $41.6 million, or 7% since December 31, 1999, and totaled $649.4 million as of June 30, 2000, of which $254.4 million was cash and short-term investments. The increase in investments resulted from the collection of the commutation receivable. Total assets were unchanged at $2.7 billion as of June 30, 2000.

On December 17, 1999, the Company entered into a $300.0 million Revolving Loan Facility (the "Facility") with a group of banks. Borrowings under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock the Company's principal insurance company subsidiaries and by the pledge of stock of and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for comparable financing arrangements. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness and to partially fund the Centris acquisition. As of June 30, 2000, total debt outstanding under the Facility was $236.0 million and the weighted average interest rate was 7.85%.

The Company believes that its operating cash flows, short-term investments and the Facility will provide sufficient sources of liquidity to meet its operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and becomes effective for the Company January 1, 2001, with early adoption permitted. The Company has utilized derivative or hedging strategies only infrequently in the past and in immaterial amounts, although it is currently using derivatives and hedging strategies to a somewhat greater extent as it expands its foreign operations. The Company does not expect the adoption of SFAS No. 133 to have a material effect on the Company's financial position, results of operations or cash flow.

During December, 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101 entitled "Revenue Recognition in Financial Statements" which becomes effective for the Company during the fourth quarter of 2000. The Company does not expect the adoption of SAB No. 101 to have a material effect on the Company's financial position, results of operations or cash flows.

Year 2000

The Year 2000 issue is the result of date coding within computer programs that were written using just two digits rather than four digits to define the applicable year. If not corrected, these date codes could cause computers to fail to calculate dates beyond 1999 and, as a result, computer applications could have failed or created erroneous information as a result of the Year 2000 date change. Although the Company experienced no material system failures attributed to the year 2000 change-over, the Company may have exposure in the property and casualty operations of its insurance company subsidiaries to claims asserted under certain insurance policies for damages caused by an insured's failure to address its own Year 2000 computer problems. The Company's insurance company subsidiaries did not generally offer policies of insurance marketed as Year 2000 liability coverage. However, due to the nature of certain of the policies, such as policies of property insurance, an insured may submit purported claims for coverage under such policies, which may result from Year 2000 related causes. In this regard, the Company continues to assess appropriate responses to such attempted claims in light of Year 2000 coverage issues under the insurance coverages offered by the insurance company subsidiaries. The nature of the Company's response to such attempted claims is generally dependent on the particular facts and circumstances of the underlying claims and coverage. Management does not believe that Year 2000 coverage issues associated with the insurance coverages offered by the Company's insurance company subsidiaries will have a material adverse effect on the Company's results of operations or cash flows.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



This report on Form 10-Q (the "Report") contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements necessarily involve risks and uncertainty, including, without limitation, the risk of a significant natural disaster, the inability of the Company to reinsure certain risks, the adequacy of its loss reserves, the financial viability of reinsurers, the expansion or contraction in its various lines of business, the impact of inflation, changing licensing requirements and regulations in the United States and in foreign countries, the ability of the Company to integrate its recently acquired businesses, the effect of pending or future acquisitions as well as acquisitions which have recently been consummated, competition, pricing and general market conditions. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including, without limitation, such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's businesses and operations, plans, references to future success, as well as other statements which include words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could over time prove to be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Report will themselves prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                          PART II - OTHER INFORMATION


Item 4.           Submissions of Matters to a Vote of Security Holders

                  On May 18, 2000, the Company held its 2000 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

                  (a)      Election of Directors.

                           The following persons were elected to serve on the Board of Directors until the 2001 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


                          NAME                                 FOR             AGAINST          ABSTAINED

                 Stephen L. Way                             40,527,784            0             1,359,577
                 James M. Berry                             40,821,473            0             1,065,888
                 Frank J. Bramanti                          40,535,134            0             1,352,227
                 Marvin P. Bush                             40,817,834            0             1,069,527
                 Patrick B. Collins                         40,808,063            0             1,079,298
                 James R. Crane                             40,731,494            0             1,155,867
                 J. Robert Dickerson                        40,819,884            0             1,067,477
                 Edwin H. Frank, III                        40,713,994            0             1,173,367
                 Allan W. Fulkerson                         40,644,372            0             1,242,989
                 Walter J. Lack                             40,534,187            0             1,353,174
                 Stephen J. Lockwood                        40,621,934            0             1,265,427
                 John N. Molbeck, Jr.                       40,623,384            0             1,263,977



Item 6.           Exhibits and Reports on Form 8-K:

                  (a)      Exhibits:

                           27   EDGAR Financial Data Schedule - June 30, 2000

                  (b)      Reports on Form 8-K:

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HCC Insurance Holdings, Inc.
                                          --------------------------------------
                                                       (Registrant)


       August 14, 2000                             /s/ Stephen L. Way
---------------------------               --------------------------------------
          (Date)                          Stephen L. Way,  Chairman of the Board
                                                and Chief Executive Officer


       August 14, 2000                          /s/ Edward H. Ellis, Jr.
---------------------------               --------------------------------------
          (Date)                             Edward H. Ellis, Jr., Senior Vice
                                           President and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
------         -----------
27             EDGAR Financial Data Schedule - June 30, 2000