Form 10-Q
period 2000-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2000-11-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2000
                                                    ------------------

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

On November 3, 2000, there were 49,634,790 shares of Common Stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------

Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       September 30, 2000 and December 31, 1999...................................................3

                  Condensed Consolidated Statements of Earnings
                       For the nine months ended September 30, 2000 and 1999......................................4

                  Condensed Consolidated Statements of Earnings
                       For the three months ended September 30, 2000 and 1999.....................................5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the nine months ended September 30, 2000 and for the year ended December 31, 1999......6

                  Condensed Consolidated Statements of Cash Flows
                       For the nine months ended September 30, 2000 and 1999......................................8

                  Notes to Condensed Consolidated Financial Statements............................................9

         Item 2.  Management's Discussion and Analysis...........................................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................27

Part II. OTHER INFORMATION.......................................................................................29

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                      Condensed Consolidated Balance Sheets

                                   (Unaudited)

                                   ----------

                                                                          September 30, 2000     December 31, 1999
                                                                          ------------------     -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2000 $381,943,000; 1999 $343,534,000)                        $    385,263,000      $    342,641,000
   Marketable equity securities, at market
      (cost:  2000 $11,102,000; 1999 $22,493,000)                                 7,848,000            19,970,000
   Short-term investments, at cost, which approximates market                   266,865,000           215,694,000
   Other investments, at cost, which approximates fair value                      6,767,000             3,017,000
                                                                           ----------------      ----------------
      Total investments                                                         666,743,000           581,322,000

Cash                                                                              8,656,000            26,533,000
Restricted cash and cash investments                                             90,158,000            84,112,000
Premium, claims and other receivables                                           661,792,000           622,087,000
Reinsurance recoverables                                                        758,653,000           736,485,000
Ceded unearned premium                                                          121,083,000           133,657,000
Ceded life and annuity benefits                                                  87,664,000            95,760,000
Deferred policy acquisition costs                                                40,300,000            40,450,000
Property and equipment, net                                                      38,488,000            37,804,000
Goodwill                                                                        271,802,000           263,687,000
Other assets                                                                     25,537,000            42,827,000
                                                                           ----------------      ----------------

      TOTAL ASSETS                                                         $  2,770,876,000      $  2,664,724,000
                                                                           ================      ================

LIABILITIES

Loss and loss adjustment expense payable                                   $    895,324,000      $    871,104,000
Life and annuity policy benefits                                                 87,664,000            95,760,000
Reinsurance balances payable                                                    106,285,000           113,373,000
Unearned premium                                                                189,204,000           188,524,000
Deferred ceding commissions                                                      31,859,000            39,792,000
Premium and claims payable                                                      686,958,000           598,638,000
Notes payable                                                                   229,171,000           242,546,000
Accounts payable and accrued liabilities                                         41,288,000            57,559,000
                                                                           ----------------      ----------------

      Total liabilities                                                       2,267,753,000         2,207,296,000

SHAREHOLDERS' EQUITY

Common Stock, $1.00 par value; 250,000,000 shares authorized;
  (issued and outstanding: 2000 49,634,790 shares;
   1999 48,839,027 shares)                                                       49,635,000            48,839,000
Additional paid-in capital                                                      185,025,000           176,359,000
Retained earnings                                                               269,054,000           234,922,000
Accumulated other comprehensive income (loss)                                      (591,000)           (2,692,000)
                                                                           ----------------      ----------------

      Total shareholders' equity                                                503,123,000           457,428,000
                                                                           ----------------      ----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  2,770,876,000      $  2,664,724,000
                                                                           ================      ================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------

                                                For the nine months ended September 30,
                                                       2000                1999
                                                  --------------      --------------
REVENUE

Net earned premium                                $  201,289,000      $   99,576,000
Management fees                                       77,396,000          69,717,000
Commission income                                     31,749,000          44,742,000
Net investment income                                 28,538,000          22,866,000
Net realized investment loss                          (3,825,000)           (266,000)
Other operating income                                22,712,000          20,928,000
                                                  --------------      --------------

      Total revenue                                  357,859,000         257,563,000

EXPENSE

Loss and loss adjustment expense                     149,534,000          77,756,000

Operating expense:
   Policy acquisition costs, net                      21,673,000           3,490,000
   Compensation expense                               61,524,000          56,818,000
   Provision for reinsurance                                  --          29,500,000
   Other operating expense                            39,146,000          36,212,000
                                                  --------------      --------------
      Net operating expense                          122,343,000         126,020,000

Interest expense                                      15,592,000           9,217,000
                                                  --------------      --------------

      Total expense                                  287,469,000         212,993,000
                                                  --------------      --------------

      Earnings before income tax provision            70,390,000          44,570,000

Income tax provision                                  28,350,000          14,456,000
                                                  --------------      --------------

      NET EARNINGS                                $   42,040,000      $   30,114,000
                                                  ==============      ==============

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                $         0.85      $         0.62
                                                  ==============      ==============

Weighted average shares outstanding                   49,558,000          48,950,000
                                                  ==============      ==============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                $         0.84      $         0.60
                                                  ==============      ==============

Weighted average shares outstanding                   50,248,000          49,794,000
                                                  ==============      ==============

Cash dividends declared, per share                $         0.16      $         0.15
                                                  ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                   ----------

                                               For the three months ended September 30,
                                                       2000               1999
                                                  --------------     --------------

REVENUE

Net earned premium                                $   66,279,000     $   37,492,000
Management fees                                       23,587,000         22,144,000
Commission income                                      9,749,000         10,734,000
Net investment income                                 10,363,000          7,939,000
Net realized investment gain (loss)                      547,000           (357,000)
Other operating income                                 8,156,000          5,141,000
                                                  --------------     --------------

      Total revenue                                  118,681,000         83,093,000

EXPENSE

Loss and loss adjustment expense                      47,593,000         32,943,000

Operating expense:
   Policy acquisition costs, net                       6,171,000          2,347,000
   Compensation expense                               19,947,000         19,176,000
   Other operating expense                            11,526,000         12,752,000
                                                  --------------     --------------
      Net operating expense                           37,644,000         34,275,000

Interest expense                                       5,256,000          3,306,000
                                                  --------------     --------------

      Total expense                                   90,493,000         70,524,000
                                                  --------------     --------------

      Earnings before income tax provision            28,188,000         12,569,000

Income tax provision                                  11,194,000          3,451,000
                                                  --------------     --------------

      NET EARNINGS                                $   16,994,000     $    9,118,000
                                                  ==============     ==============

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                $         0.34     $         0.19
                                                  ==============     ==============

Weighted average shares outstanding                   49,742,000         49,130,000
                                                  ==============     ==============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                $         0.33     $         0.18
                                                  ==============     ==============

Weighted average shares outstanding                   51,040,000         49,866,000
                                                  ==============     ==============

Cash dividends declared, per share                $         0.06     $         0.05
                                                  ==============     ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 2000 and
                      for the year ended December 31, 1999
                                   (Unaudited)

                                   ----------


                                                                                  Additional
                                                                Common             paid-in             Retained
                                                                Stock              capital             earnings
                                                            --------------      --------------      --------------

BALANCE AS OF DECEMBER 31, 1998                             $   48,252,000      $  162,102,000      $  219,804,000

Net earnings                                                            --                  --          25,123,000

Other comprehensive income (loss)                                       --                  --                  --

505,555 shares of Common Stock issued for exercise
  of options, including tax benefit of $1,156,000                  506,000           4,277,000                  --

101,330 shares of Common Stock issued for
  purchased companies                                              101,000           1,899,000                  --

414,207 shares of Common Stock contractually
  issuable in the future                                                --           8,271,000                  --

Cash dividends declared, $0.20 per share                                --                  --          (9,733,000)

Other                                                              (20,000)           (190,000)           (272,000)
                                                            --------------      --------------      --------------

    BALANCE AS OF DECEMBER 31, 1999                         $   48,839,000      $  176,359,000      $  234,922,000
                                                            ==============      ==============      ==============

                                                             Accumulated
                                                                other               Total
                                                             comprehensive      shareholders'
                                                             income (loss)          equity
                                                            --------------      --------------

BALANCE AS OF DECEMBER 31, 1998                             $    9,705,000      $  439,863,000

Net earnings                                                            --          25,123,000

Other comprehensive income (loss)                              (12,397,000)        (12,397,000)

505,555 shares of Common Stock issued for exercise
  of options, including tax benefit of $1,156,000                       --           4,783,000

101,330 shares of Common Stock issued for
  purchased companies                                                   --           2,000,000

414,207 shares of Common Stock contractually
  issuable in the future                                                --           8,271,000

Cash dividends declared, $0.20 per share                                --          (9,733,000)

Other                                                                   --            (482,000)
                                                            --------------      --------------

    BALANCE AS OF DECEMBER 31, 1999                         $   (2,692,000)     $  457,428,000
                                                            ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 2000 and
                      for the year ended December 31, 1999

                                   (Unaudited)

                                   (continued)

                                   ----------


                                                                                 Additional
                                                                Common             paid-in            Retained
                                                                stock              capital            earnings
                                                            --------------     --------------      --------------
BALANCE AS OF DECEMBER 31, 1999                             $   48,839,000     $  176,359,000      $  234,922,000

Net earnings                                                            --                 --          42,040,000

Other comprehensive income                                              --                 --                  --

556,290 shares of  Common Stock issued for
  exercise of options, including tax benefit of
  $1,566,000                                                       556,000          7,666,000                  --

Issuance of 144,973 shares of
   contractually issuable Common Stock                             145,000           (145,000)                 --

Issuance of 94,500 shares of
    contingently issuable Common Stock                              95,000          1,145,000                  --

Cash dividends declared, $0.16 per share                                --                 --          (7,908,000)
                                                            --------------     --------------      --------------

    BALANCE AS OF SEPTEMBER 30, 2000                        $   49,635,000     $  185,025,000      $  269,054,000
                                                            ==============     ==============      ==============

                                                             Accumulated
                                                                 other              Total
                                                             comprehensive      shareholders'
                                                             income (loss)          equity
                                                            --------------      --------------
BALANCE AS OF DECEMBER 31, 1999                             $   (2,692,000)     $  457,428,000

Net earnings                                                            --          42,040,000

Other comprehensive income                                       2,101,000           2,101,000

556,290 shares of  Common Stock issued for
  exercise of options, including tax benefit of
  $1,566,000                                                            --           8,222,000

Issuance of 144,973 shares of
   contractually issuable Common Stock                                  --                  --

Issuance of 94,500 shares of
    contingently issuable Common Stock                                  --           1,240,000

Cash dividends declared, $0.16 per share                                --          (7,908,000)
                                                            --------------      --------------

    BALANCE AS OF SEPTEMBER 30, 2000                        $     (591,000)     $  503,123,000
                                                            ==============      ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                   ----------

                                                                       For the nine months ended September 30,
                                                                              2000                1999
                                                                         --------------      --------------
Cash flows from operating activities:

  Net earnings                                                           $   42,040,000      $   30,114,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                       (46,126,000)         (7,123,000)
      Change in reinsurance recoverables                                    (22,168,000)       (224,033,000)
      Change in ceded unearned premium                                       12,574,000           3,151,000
      Change in loss and loss adjustment expense payable                     24,220,000         208,296,000
      Change in reinsurance balances payable                                 (7,088,000)         36,634,000
      Change in unearned premium                                              1,343,000          (3,082,000)
      Change in premium and claims payable, net of restricted cash           82,959,000          (6,403,000)
      Change in accounts payable and accrued liabilities                    (21,681,000)         (4,601,000)
      Net realized investment loss                                            3,825,000             266,000
      Gains on dispositions of strategic and subsidiary investments          (5,739,000)         (5,523,000)
      Provision for reinsurance                                                      --          29,500,000
      Depreciation and amortization expense                                  13,959,000           9,412,000
      Deferred income taxes                                                  (1,513,000)         (8,753,000)
      Other, net                                                              5,873,000          (4,871,000)
                                                                         --------------      --------------
         Cash provided by operating activities                               82,478,000          52,984,000

Cash flows from investing activities:

  Sales of fixed income securities                                           86,079,000           1,214,000
  Maturity or call of fixed income securities                                27,406,000          12,698,000
  Sales of equity securities                                                  7,437,000           2,800,000
  Dispositions of strategic investments and non-core subsidiaries            27,803,000          15,905,000
  Change in short-term investments                                          (72,460,000)        (47,362,000)
  Cash paid for companies acquired, net of cash received                     (9,880,000)        (57,863,000)
  Cost of securities acquired                                              (148,245,000)        (35,417,000)
  Purchases of property and equipment and other, net                         (6,203,000)         (7,575,000)
                                                                         --------------      --------------
      Cash used by investing activities                                     (88,063,000)       (115,600,000)

Cash flows from financing activities:

  Proceeds from notes payable                                                26,700,000         208,000,000
  Sale of Common Stock                                                        8,222,000           3,660,000
  Payments on notes payable                                                 (39,842,000)       (147,600,000)
  Dividends paid                                                             (7,372,000)         (6,785,000)
                                                                         --------------      --------------
      Cash provided by financing activities                                 (12,292,000)         57,275,000
                                                                         --------------      --------------

      Net change in cash                                                    (17,877,000)         (5,341,000)

      Cash at beginning of period                                            26,533,000          16,018,000
                                                                         --------------      --------------

      CASH AT END OF PERIOD                                              $    8,656,000      $   10,677,000
                                                                         ==============      ==============

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

      Income Tax

      For the nine months ended September 30, 2000 and 1999, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between the Company's effective tax rate and the Federal statutory rate is the result of state income taxes, non-deductible goodwill amortization and tax exempt municipal bond interest.

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

      The NAIC adopted Statements of Statutory Accounting Principles in March, 1998 as a product of its attempt to codify statutory accounting principles. Although subject to adoption by the individual states, an effective date of January 1, 2001 was established for implementation of the statements. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. The codification is new and will evolve over time. The Company is in the process of reviewing the statutory accounting principles as currently published to determine the effect their adoption may have on the statutory policyholders' surplus and statutory net income of the Company's insurance company subsidiaries.

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

                                                                                                      Loss and Loss
                                                                Written             Earned             Adjustment
                                                                Premium             Premium              Expense
                                                             --------------      --------------      --------------

      For the nine months ended September 30, 2000:

      Direct business                                        $  478,210,000      $  469,771,000      $  332,707,000
      Reinsurance assumed                                       235,272,000         246,953,000         212,657,000
      Reinsurance ceded                                        (498,728,000)       (515,435,000)       (395,830,000)
                                                             --------------      --------------      --------------

            NET AMOUNTS                                      $  214,754,000      $  201,289,000      $  149,534,000
                                                             ==============      ==============      ==============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(2)   REINSURANCE, CONTINUED

                                                                                                      Loss and Loss
                                                                 Written             Earned             Adjustment
                                                                 Premium             Premium             Expense
                                                             --------------      --------------      --------------

      For the nine months ended September 30, 1999:

      Direct business                                        $  213,556,000      $  207,789,000      $  198,559,000
      Reinsurance assumed                                       208,527,000         208,971,000         304,732,000
      Reinsurance ceded                                        (323,067,000)       (317,184,000)       (425,535,000)
                                                             --------------      --------------      --------------

            NET AMOUNTS                                      $   99,016,000      $   99,576,000      $   77,756,000
                                                             ==============      ==============      ==============


      For the three months ended September 30, 2000:

      Direct business                                        $  178,835,000      $  179,080,000      $  124,184,000
      Reinsurance assumed                                        63,369,000          71,559,000          51,815,000
      Reinsurance ceded                                        (170,030,000)       (184,360,000)       (128,406,000)
                                                             --------------      --------------      --------------

            NET AMOUNTS                                      $   72,174,000      $   66,279,000      $   47,593,000
                                                             ==============      ==============      ==============


      For the three months ended September 30, 1999:

      Direct business                                        $   74,728,000      $   79,652,000      $   73,629,000
      Reinsurance assumed                                        60,626,000          59,696,000          95,299,000
      Reinsurance ceded                                         (97,477,000)       (101,856,000)       (135,985,000)
                                                             --------------      --------------      --------------

            NET AMOUNTS                                      $   37,877,000      $   37,492,000      $   32,943,000
                                                             ==============      ==============      ==============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   REINSURANCE, CONTINUED

      The table below represents the approximate composition of reinsurance recoverables in the accompanying condensed consolidated balance sheets:

                                                           September 30, 2000   December 31, 1999
                                                           ------------------   -----------------

      Reinsurance recoverable on paid losses                 $  122,634,000      $   91,318,000
      Commuted receivable                                                --          53,210,000
      Reinsurance recoverable on outstanding losses             379,339,000         382,565,000
      Reinsurance recoverable on IBNR                           262,172,000         214,933,000
      Reserve for uncollectible reinsurance                      (5,492,000)         (5,541,000)
                                                             --------------      --------------

            TOTAL REINSURANCE RECOVERABLES                   $  758,653,000      $  736,485,000
                                                             ==============      ==============

      The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset.

                                                           September 30, 2000  December 31, 1999
                                                           ------------------  -----------------

      Payables to reinsurers                                 $  198,958,000     $  212,962,000
      Letters of credit                                         134,094,000        154,111,000
      Cash deposits                                              23,232,000         19,882,000
                                                             --------------     --------------

            TOTAL CREDITS                                    $  356,284,000     $  386,955,000
                                                             ==============     ==============

      The Company has a reserve of $5.5 million as of September 30, 2000 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and continues to take actions to protect shareholders' equity.

      During the current year, a number of reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which the Company's insurance company subsidiaries are a party. Such delays have affected, though not materially to date, the liquidity and investment income of the Company's insurance company subsidiaries. In addition, a number of reinsurers have claimed they are not liable for payment to the Company's insurance company subsidiaries, and in one case has sought arbitration. The Company believes these claims are without merit and expects to collect the full amount recoverable. The Company is currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, the Company intends to seek a judicial or arbitral determination.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION

      The performance of each segment is evaluated by management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The insurance company subsidiaries increased their policy issuance fees on certain 2000 contracts to reflect current market conditions, which had the effect of reducing the underwriting agencies' management fees by a like amount. This amounted to $7.3 million for the nine months ended September 30, 2000 and $3.3 million for the third quarter of 2000. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of the Company's offices and does not represent the location of insureds or reinsureds from whom the business was generated.

                                                          Insurance          Underwriting                             Other
                                                           Company              Agency          Intermediary        Operations
                                                        --------------      --------------     --------------     --------------
      For the nine months ended September 30, 2000:

      Revenue:
          Domestic                                      $  210,756,000      $   79,658,000     $   17,108,000     $   21,572,000
          Foreign                                            7,404,000           3,631,000         17,059,000                 --
          Inter-segment                                             --          10,916,000            188,000          1,074,000
                                                        --------------      --------------     --------------     --------------

            Total segment revenue                       $  218,160,000      $   94,205,000     $   34,355,000     $   22,646,000
                                                        ==============      ==============     ==============     ==============

          Inter-segment revenue


             CONSOLIDATED TOTAL REVENUE


      Net earnings (loss):
          Domestic                                      $   17,810,000      $   18,030,000     $    5,962,000     $    5,057,000
          Foreign                                           (2,519,000)            659,000          1,095,000                 --
                                                        --------------      --------------     --------------     --------------

              Total segment net earnings (loss)         $   15,291,000      $   18,689,000     $    7,057,000     $    5,057,000
                                                        ==============      ==============     ==============     ==============

           Inter-segment eliminations


               CONSOLIDATED NET EARNINGS


      Other items:
          Net investment income                         $   19,902,000      $    5,462,000     $    2,434,000     $      381,000
          Depreciation and amortization                      2,502,000           8,302,000          2,423,000            324,000
          Interest expense                                      92,000           7,003,000          3,898,000                 --
          Capital expenditures                               2,423,000           3,486,000            465,000            237,000

          Income tax provision  (benefit)                    4,713,000          16,689,000          5,304,000          3,093,000
          Inter-segment eliminations


                CONSOLIDATED INCOME TAX PROVISION



                                                          Corporate              Total
                                                        --------------      --------------
      For the nine months ended September 30, 2000:

      Revenue:
          Domestic                                      $      671,000      $  329,765,000
          Foreign                                                   --          28,094,000
          Inter-segment                                             --          12,178,000
                                                        --------------      --------------

            Total segment revenue                       $      671,000         370,037,000
                                                        ==============

          Inter-segment revenue                                                (12,178,000)
                                                                            --------------

             CONSOLIDATED TOTAL REVENUE                                     $  357,859,000
                                                                            ==============

      Net earnings (loss):
          Domestic                                      $   (3,489,000)     $   43,370,000
          Foreign                                                   --            (765,000)
                                                        --------------      --------------

              Total segment net earnings (loss)         $   (3,489,000)         42,605,000
                                                        ==============

           Inter-segment eliminations                                             (565,000)
                                                                            --------------

               CONSOLIDATED NET EARNINGS                                    $   42,040,000
                                                                            ==============

      Other items:
          Net investment income                         $      359,000      $   28,538,000
          Depreciation and amortization                        408,000          13,959,000
          Interest expense                                   4,599,000          15,592,000
          Capital expenditures                                 207,000           6,818,000

          Income tax provision  (benefit)                   (1,104,000)         28,695,000
          Inter-segment eliminations                                              (345,000)
                                                                            --------------

                CONSOLIDATED INCOME TAX PROVISION                           $   28,350,000
                                                                            ==============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                            Insurance          Underwriting                             Other
                                                             Company              Agency          Intermediary        Operations
                                                          --------------      --------------     --------------     --------------

      For the nine months ended September 30, 1999:

      Revenue:
         Domestic                                         $  108,932,000      $   70,096,000     $   26,633,000     $   19,885,000
         Foreign                                               9,080,000           2,951,000         19,846,000                 --
         Inter-segment                                                --           1,529,000            479,000            868,000
                                                          --------------      --------------     --------------     --------------

            Total segment revenue                         $  118,012,000      $   74,576,000     $   46,958,000     $   20,753,000
                                                          ==============      ==============     ==============     ==============

         Inter-segment revenue


            CONSOLIDATED TOTAL REVENUE



      Net earnings (loss):
         Domestic                                         $   (1,456,000)     $   13,715,000     $    9,185,000     $    6,253,000
         Foreign                                              (1,209,000)            117,000          4,586,000                 --
                                                          --------------      --------------     --------------     --------------

            NET EARNINGS (LOSS)                           $   (2,665,000)     $   13,832,000     $   13,771,000     $    6,253,000
                                                          ==============      ==============     ==============     ==============

      Other items:
         Net investment income                            $   17,501,000      $    3,051,000     $    1,772,000     $      275,000
         Depreciation and amortization                         1,886,000           4,304,000          2,633,000            191,000
         Interest expense                                          8,000           2,819,000          3,039,000                 --
         Capital expenditures                                  1,991,000           4,219,000            583,000            438,000
         Income tax provision (benefit)                       (7,850,000)         10,572,000          8,974,000          3,606,000


                                                             Corporate            Total
                                                          --------------      --------------

      For the nine months ended September 30, 1999:

      Revenue:
         Domestic                                         $      140,000      $  225,686,000
         Foreign                                                      --          31,877,000
         Inter-segment                                                --           2,876,000
                                                          --------------      --------------

            Total segment revenue                         $      140,000      $  260,439,000
                                                          ==============

         Inter-segment revenue                                                    (2,876,000)
                                                                              --------------

            CONSOLIDATED TOTAL REVENUE                                        $  257,563,000
                                                                              ==============


      Net earnings (loss):
         Domestic                                         $   (1,077,000)     $   26,620,000
         Foreign                                                      --           3,494,000
                                                          --------------      --------------

            NET EARNINGS (LOSS)                           $   (1,077,000)     $   30,114,000
                                                          ==============      ==============

      Other items:
         Net investment income                            $      267,000      $   22,866,000
         Depreciation and amortization                           398,000           9,412,000
         Interest expense                                      3,351,000           9,217,000
         Capital expenditures                                    344,000           7,575,000
         Income tax provision (benefit)                         (846,000)         14,456,000


The insurance company segment incurred a provision for reinsurance of $19.2 million, net of income tax, during the first nine months of 1999.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                             Insurance          Underwriting                             Other
                                                              Company              Agency          Intermediary        Operations
                                                           --------------      --------------     --------------     --------------
      For the three months ended September 30, 2000:

      Revenue:
          Domestic                                         $   69,225,000      $   25,181,000     $    4,870,000     $    7,601,000
          Foreign                                               5,025,000             856,000          5,697,000                 --
          Inter-segment                                                --           4,795,000             94,000            359,000
                                                           --------------      --------------     --------------     --------------

            Total segment revenue                          $   74,250,000      $   30,832,000     $   10,661,000     $    7,960,000
                                                           ==============      ==============     ==============     ==============

          Inter-segment revenue


             CONSOLIDATED TOTAL REVENUE


      Net earnings (loss):
          Domestic                                         $    7,810,000      $    5,862,000     $    1,427,000     $    2,024,000
          Foreign                                                (159,000)             27,000            521,000                 --
                                                           --------------      --------------     --------------     --------------

              Total segment net earnings (loss)            $    7,651,000      $    5,889,000     $    1,948,000     $    2,024,000
                                                           ==============      ==============     ==============     ==============

           Inter-segment eliminations


               CONSOLIDATED NET EARNINGS


      Other items:
          Net investment income                            $    7,223,000      $    2,094,000     $      831,000     $      137,000
          Depreciation and amortization                           866,000           2,712,000            969,000            106,000
          Interest expense                                         82,000           2,317,000          1,283,000                 --
          Capital expenditures                                    755,000           1,423,000            224,000             80,000

          Income tax provision (benefit)                        3,059,000           5,913,000          1,434,000          1,389,000
          Inter-segment eliminations


                CONSOLIDATED INCOME TAX PROVISION



                                                             Corporate             Total
                                                           --------------      --------------
      For the three months ended September 30, 2000:

      Revenue:
          Domestic                                         $      226,000      $  107,103,000
          Foreign                                                      --          11,578,000
          Inter-segment                                                --           5,248,000
                                                           --------------      --------------

            Total segment revenue                          $      226,000         123,929,000
                                                           ==============

          Inter-segment revenue                                                    (5,248,000)
                                                                               --------------

             CONSOLIDATED TOTAL REVENUE                                        $  118,681,000
                                                                               ==============

      Net earnings (loss):
          Domestic                                         $     (438,000)     $   16,685,000
          Foreign                                                      --             389,000
                                                           --------------      --------------

              Total segment net earnings (loss)            $     (438,000)         17,074,000
                                                           ==============

           Inter-segment eliminations                                                 (80,000)
                                                                               --------------

               CONSOLIDATED NET EARNINGS                                       $   16,994,000
                                                                               ==============

      Other items:
          Net investment income                            $       78,000      $   10,363,000
          Depreciation and amortization                           123,000           4,776,000
          Interest expense                                      1,574,000           5,256,000
          Capital expenditures                                     91,000           2,573,000

          Income tax provision (benefit)                         (557,000)         11,238,000
          Inter-segment eliminations                                                  (44,000)
                                                                               --------------

                CONSOLIDATED INCOME TAX PROVISION                              $   11,194,000
                                                                               ==============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                            Insurance          Underwriting                             Other
                                                            Companies            Agencies        Intermediaries       Operations
                                                          --------------      --------------     --------------     --------------
      For the three months ended September 30, 1999:

      Revenue:
          Domestic                                        $   40,186,000      $   22,458,000     $    6,106,000     $    4,579,000
          Foreign                                              3,215,000           1,144,000          5,291,000                 --
          Inter-segment                                               --             676,000            134,000            304,000
                                                          --------------      --------------     --------------     --------------

            Total segment revenue                         $   43,401,000      $   24,278,000     $   11,531,000     $    4,883,000
                                                          ==============      ==============     ==============     ==============

          Inter-segment revenue


             CONSOLIDATED TOTAL REVENUE


      Net earnings (loss):
          Domestic                                        $    4,298,000      $    4,062,000     $    1,473,000     $      729,000
          Foreign                                             (1,740,000)            152,000            631,000                 --
                                                          --------------      --------------     --------------     --------------

              TOTAL NET EARNINGS (LOSS)                   $    2,558,000      $    4,214,000     $    2,104,000     $      729,000
                                                          ==============      ==============     ==============     ==============

      Other items:
          Net investment income                           $    5,902,000      $    1,134,000     $      698,000     $       98,000
          Depreciation and amortization                          615,000           1,483,000            851,000            (56,000)
          Interest expense                                        (3,000)            936,000          1,163,000                 --
          Capital expenditures                                   421,000             666,000             20,000             48,000
          Income tax provision (benefit)                        (896,000)          3,179,000          1,468,000            506,000


                                                             Corporate            Total
                                                          --------------      --------------
      For the three months ended September 30, 1999:

      Revenue:
          Domestic                                        $      114,000      $   73,443,000
          Foreign                                                     --           9,650,000
          Inter-segment                                               --           1,114,000
                                                          --------------      --------------

            Total segment revenue                         $      114,000          84,207,000
                                                          ==============

          Inter-segment revenue                                                   (1,114,000)
                                                                              --------------

             CONSOLIDATED TOTAL REVENUE                                       $   83,093,000
                                                                              ==============

      Net earnings (loss):
          Domestic                                        $     (487,000)     $   10,075,000
          Foreign                                                     --            (957,000)
                                                          --------------      --------------

              TOTAL NET EARNINGS (LOSS)                   $     (487,000)     $    9,118,000
                                                          ==============      ==============

      Other items:
          Net investment income                           $      107,000      $    7,939,000
          Depreciation and amortization                          122,000           3,015,000
          Interest expense                                     1,210,000           3,306,000
          Capital expenditures                                    44,000           1,199,000
          Income tax provision (benefit)                        (806,000)          3,451,000

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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                               For the nine months ended September 30,
                                                                       2000                1999
                                                                  --------------      --------------

      Net earnings                                                $   42,040,000      $   30,114,000
                                                                  ==============      ==============

      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end                49,635,000          48,711,000
      Effect of Common Stock issued during the period                   (346,000)           (175,000)
      Common Stock contractually issuable in the future                  269,000             414,000
                                                                  --------------      --------------

         Weighted average Common Stock outstanding                    49,558,000          48,950,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the
         treasury stock method)                                          690,000             844,000
                                                                  --------------      --------------

         Weighted average Common Stock and potential
          common stock outstanding                                    50,248,000          49,794,000
                                                                  ==============      ==============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(4)   EARNINGS PER SHARE, CONTINUED

                                                               For the three months ended September 30,
                                                                       2000                1999
                                                                  --------------      --------------

      Net earnings                                                $   16,994,000      $    9,118,000
                                                                  ==============      ==============

      Reconciliation of number of shares outstanding:

      Shares of Common Stock outstanding at period end                49,635,000          48,711,000
      Effect of Common Stock issued during the period                   (162,000)              5,000
      Common Stock contractually issuable in the future                  269,000             414,000
                                                                  --------------      --------------

         Weighted average Common Stock outstanding                    49,742,000          49,130,000

      Additional dilutive effect of outstanding options
         (as determined by the application of the
         treasury stock method)                                        1,298,000             736,000
                                                                  --------------      --------------

         Weighted average Common Stock and potential
          common stock outstanding                                    51,040,000          49,866,000
                                                                  ==============      ==============

      As of September 30, 2000, there were approximately 3.3 million options that were not included in the computation of year-to-date diluted earnings per share (1.1 million shares for the third quarter) because to do so would have been antidilutive. There are 283,500 shares of the Company's Common Stock to be issued if certain conditions are met as of December 31, 2000, or in subsequent years. These shares were not included in the earnings per share computation because the conditions for issuance have not yet been met.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5)   OTHER INFORMATION

      Supplemental Information

      Supplemental information for the nine months ended September 30, 2000 and 1999, is summarized below:

                                                                                       2000                    1999
                                                                                 ----------------         ---------------

      Interest paid                                                              $     12,456,000         $     8,346,000
      Income tax paid                                                                  12,737,000              21,358,000
      Comprehensive income                                                             44,141,000              21,931,000
      Ceding commissions netted with policy acquisition costs                         155,958,000              84,869,000

      Supplemental information for the three months ended September 30, 2000 and 1999, is summarized below:

                                                                                       2000                    1999
                                                                                 ----------------         ---------------

      Comprehensive income                                                       $     17,918,000         $     9,290,000
      Ceding commissions netted with policy acquisition costs                          54,842,000              29,451,000

      Restructuring

      As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC Internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and September 30, 2000 are shown in the tables below:

      HCC Internal Restructuring

                                    Accrued           Paid             2000            Accrued
                                  at 12/31/99        in 2000        Adjustments       at 9/30/00
                                 ------------     ------------     ------------      ------------

      Severance                  $  3,115,000     $  3,115,000     $         --      $         --
      Other                           911,000          213,000         (514,000)          184,000
                                 ------------     ------------     ------------      ------------

            TOTAL                $  4,026,000     $  3,328,000     $   (514,000)     $    184,000
                                 ============     ============     ============      ============

      During 2000, the Company determined that one of the leased offices scheduled to be closed would be retained. Therefore, the Company reversed $789,000 (included as a credit in other operating expenses) of the restructuring expense recorded during the fourth quarter of 1999, of which $514,000 was the reversal of the accrual for the future lease payments and $275,000 was the reversal of the write down of certain assets.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(5)   OTHER INFORMATION, CONTINUED

      Centris Restructuring

                                                      Accrued           Paid             2000           Accrued
                                                    at 12/31/99        in 2000        Adjustments      at 9/30/00
                                                   ------------     ------------     ------------     ------------

      Contractual executive severance
       accruals                                    $  5,866,000     $  6,027,000     $    166,000     $      5,000
      Other severance accruals                          397,000          521,000          202,000           78,000
      Lease obligation accruals                         848,000          636,000          329,000          541,000
                                                   ------------     ------------     ------------     ------------

            TOTAL                                  $  7,111,000     $  7,184,000     $    697,000     $    624,000
                                                   ============     ============     ============     ============

      The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation within the allowable purchase allocation period.

      Legal Proceedings

      The Company is party to numerous claims and lawsuits that arise in the normal course of its business. Many of such claims or lawsuits involve claims under policies that the Company's insurance company subsidiaries underwrite as an insurer or reinsurer. The Company believes that the resolution of these lawsuits or claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

Three months ended September 30, 2000 versus three months ended September 30,
1999

Results of Operations

Total revenue increased 43% to $118.7 million for the third quarter of 2000 from $83.1 million for the same period in 1999. This revenue increase resulted from increased retentions of premium underwritten by the Company's insurance company subsidiaries, particularly in the medical stop-loss line of business, and increased investment income. The upward trend in revenue is anticipated to continue.

Net investment income increased 31% to $10.4 million for the third quarter of 2000 from $7.9 million for the same period in 1999. This was due to a higher level of invested assets and an increase in interest rates. The higher level of invested assets was due to greater retentions of premium underwritten by the Company's insurance company subsidiaries and the investment of cash received from a commuted reinsurance agreement during the first quarter of 2000. Net investment income is expected to continue to increase.

Compensation expense increased $771,000 during the third quarter of 2000 from the same period in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring. Other operating expenses decreased $1.2 million during the same period due to the 1999 fourth quarter restructuring.

Interest expense was $5.3 million for the third quarter of 2000 compared to $3.3 million for the same period in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding for acquisitions.

Income tax expense was $11.2 million for the third quarter of 2000 compared to $3.5 million for the same period in 1999. The Company's effective tax rate was 40% for the third quarter of 2000 compared to 27% in 1999. Most of the increase in the effective tax rate was due to non-deductible goodwill amortization relating to the Centris acquisition and increased underwriting agency income subject to state income taxes.

Net earnings for the third quarter of 2000 increased 86% to $17.0 million or $0.33 per share from $9.1 million or $0.18 per share for the same period in 1999. These increases result from improved underwriting results and the increase in investment income.

The Company's book value per share was $10.08 as of September 30, 2000, up from $9.75 as of June 30, 2000.

SEGMENTS

Insurance Companies

Gross written premium increased 79% to $ 242.2 million for the third quarter of 2000 from $135.4 million for the same period in 1999 due to new business, rate increases, increased participation by the Company's insurance company subsidiaries in the business underwritten by the Company's underwriting agency subsidiaries and the acquisition of Centris. Net written premium for the third quarter of 2000 increased 91% to $72.2 million from $37.9 million for the same period in 1999, as the Company's insurance company subsidiaries have increased retentions on many of their lines of business as underwriting results begin to improve. Net earned premium increased 77% to $66.3 million for the same reasons. Premium increases are expected to continue.

Loss and loss adjustment expense increased to $47.6 million for the third quarter of 2000 from $32.9 million for the same period in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium. The GAAP net loss ratio decreased to 71.8% for the third quarter of 2000 from 87.9% for the same period in 1999. The GAAP gross loss ratio was 70.2% in the third quarter of 2000 compared to 121.2% for the same period in 1999. The general improvement in the Company's loss ratios represents the effects of increased premium rates on certain lines of business, reduced writings on other unprofitable lines of business and a general improvement in market conditions, particularly in the medical stop-loss and aviation lines of business. The statutory net combined ratio was 98.4% in the third quarter of 2000 compared to 117.6% for the same period in 1999.

Policy acquisition costs, which are net of commissions on ceded reinsurance, increased to $6.2 million during the third quarter of 2000 from $2.3 million for the same period in 1999. This increase in costs results from higher retained premium and the resulting reduced ceding commissions.

Net earnings of the Company's insurance company subsidiaries increased to $7.7 million in the third quarter of 2000 from $2.6 million for the same period in 1999, principally as a result of the effect of the improved underwriting results and the increase in investment income.

Underwriting Agencies

Premiums underwritten by the Company's underwriting agencies increased 28% to $273.5 million for the third quarter of 2000 from $213.5 million for the same period in 1999. This increase resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and the acquisition of Centris. Management fees increased to $23.6 million for the third quarter of 2000, compared to $22.1 million for the same period in 1999. The increase in management fees was disproportionate to the increase in written premium primarily due to increased retentions by the Company's insurance company subsidiaries. Net earnings of the Company's underwriting agency subsidiaries increased 40% to $5.9 million in the third quarter of 2000 from $4.2 million in 1999 due to increased revenue and higher pre-tax margins primarily as a result of the successful integration of the Centris acquisition.

Intermediaries

Commission income decreased to $9.7 million in the third quarter of 2000 from $10.7 million for the same period in 1999. Net earnings of the Company's intermediary subsidiaries decreased to $1.9 million in the third quarter of 2000 from $2.1 million for the same period in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of the Company's insurance company subsidiaries as a result of their planned increase in retentions.

Other Operations

Other operating revenue increased to $8.2 million during the third quarter of 2000 from $5.1 million for the same period in 1999 principally from the gain from the disposition of a subsidiary investment during the third quarter of 2000. There was no such gain for the same period in 1999. Net earnings from the Company's other operations increased to $2.0 million in 2000 from $729,000 in 1999 for the same reason. Quarter to quarter comparisons will vary substantially depending on income from subsidiary investments, or dispositions thereof, in any given period.

Nine months ended September 30, 2000 versus nine months ended September 30, 1999

Results of Operations

Total revenue increased 39% to $357.9 million for the first nine months of 2000 from $257.6 million for the same period in 1999. This revenue increase resulted from increased retentions of premium underwritten by the Company's insurance company subsidiaries, particularly in the medical stop-loss line of business, and increased investment income. The upward trend in revenue is anticipated to continue.

Net investment income increased 25% to $28.5 million for the first nine months of 2000 from $22.9 million for the same period in 1999. This was due to a higher level of invested assets and an increase in interest rates. The higher level of invested assets was due to greater retentions of premium underwritten by the Company's insurance company subsidiaries and the investment of cash received from a commuted reinsurance agreement during the first quarter of 2000. In connection with the Company's hiring of new investment advisors in 2000, an in-depth review and restructuring of the Company's investment portfolio has been undertaken. The Company has not significantly changed the credit rating but has shortened the duration of its investment portfolio. The Company realized a $3.8 million loss on the sale of securities or write down of securities being sold in the first nine months of 2000, principally as a result of these actions. Net investment income is expected to continue to increase.

Compensation expense increased $4.7 million during the first nine months of 2000 from the same period in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring. Other operating expenses increased $2.9 million during the same period for similar reasons.

Interest expense was $15.6 million for the first nine months of 2000 compared to $9.2 million for the same period in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding for acquisitions.

Income tax expense was $28.4 million for the first nine months of 2000 compared to $14.5 million for the same period in 1999. The Company's effective tax rate was 40% in the 2000 period compared to 32% in 1999. Most of the increase in the effective tax rate was due to non-deductible goodwill amortization relating to the Centris acquisition and increased underwriting agency income subject to state income taxes.

The Company recorded a provision for reinsurance recoverables in the amount of $29.5 million during the first nine months of 1999 relating to one of the Company's reinsurers that was subsequently placed into liquidation. The Company believes that the provision should be sufficient to absorb the losses resulting from this insolvency.

Net earnings for the first nine months of 2000 increased 40% to $42.0 million or $0.84 per share from $30.1 million or $0.60 per share for the same period in 1999. These increases result from improved underwriting results, an increase in investment income and the effect of the provision for reinsurance recorded during 1999.

The Company's book value per share was $10.08 as of September 30, 2000, up from $9.29 as of December 31, 1999.

SEGMENTS

Insurance Companies

Gross written premium increased 69% to $713.5 million for the first nine months of 2000, from $422.1 million for the same period in 1999 due to new business, rate increases, increased participation by the Company's insurance company subsidiaries in the business underwritten by the Company's underwriting agency subsidiaries and the acquisition of Centris. Net written premium for the first nine months of 2000 increased 117% to $214.8 million from $99.0 million for the same period in 1999, as the Company's insurance company subsidiaries have increased retentions on many of their lines of business as underwriting results begin to improve. Net earned premium increased 102% to $201.3 million for the same reasons. Premium increases are expected to continue.

Loss and loss adjustment expense increased to $149.5 million for the first nine months of 2000 from $77.8 million for the same period in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium. The GAAP net loss ratio decreased to 74.3% for the first nine months of 2000 from 78.1% for the same period in 1999. The GAAP gross loss ratio was 76.1% in the first nine months of 2000 compared to 120.8% for the same period in 1999. The general improvement in the Company's loss ratios represents the effects of increased premium rates on certain lines of business, reduced writings on other unprofitable lines of business and a general improvement in market conditions, particularly in the medical stop-loss and domestic aviation lines of business. The statutory net combined ratio was 100.1% in the first nine months of 2000 compared to 103.2% for the same period in 1999.

Policy acquisition costs, which are net of commissions on ceded reinsurance, increased to $21.7 million during the first nine months of 2000 from $3.5 million for the same period in 1999. This increase in costs results from higher retained premium and the resulting reduced ceding commissions.

Net earnings of the Company's insurance company subsidiaries increased to $15.3 million in the first nine months of 2000 from a loss of $2.7 million for the same period in 1999, primarily as a result of improved underwriting results, the effect of the provision for reinsurance recorded in 1999 and the increase in investment income.

Underwriting Agencies

Premiums underwritten increased 30% to $829.8 million for the first nine months of 2000 from $637.7 million for the same period in 1999. Management fees increased 11% to $77.4 million for the first nine months of 2000, compared to $69.7 million for the same period in 1999. These increases resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and the acquisition of Centris. The increase in management fees was disproportionate to the increase in written premium primarily due to increased retentions by the Company's insurance company subsidiaries. Net earnings of the Company's underwriting agency subsidiaries increased 35% to $18.7 million in the first nine months of 2000 from $13.8 million in 1999 due to increased revenue and higher pretax margins primarily as a result of the successful integration of the Centris acquisition.

Intermediaries

Commission income decreased to $31.7 million in the first nine months of 2000 from $44.7 million for the same period in 1999. Net earnings of the Company's intermediary subsidiaries decreased to $7.1 million in the first nine months of 2000 from $13.8 million for the same period in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of the Company's insurance company subsidiaries as a result of their planned increase in retentions.

Other Operations

Other operating revenue increased to $22.7 million during the first nine months of 2000 from $20.9 million for the same period in 1999. Net earnings of the Company's other operations decreased to $5.1 million in 2000 from $6.3 million in 1999. Period to period comparisons will vary substantially depending on income from subsidiary investments, or dispositions thereof, in any given period.

Restructuring

As of December 31, 1999, the Company had accrued two separate restructuring liabilities, relating to HCC's ongoing operations ("HCC Internal") and to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and June 30, 2000 are shown in the tables below:

HCC Internal Restructuring

                                                Accrued            Paid             2000            Accrued
                                               at 12/31/99        in 2000        Adjustments       at 9/30/00
                                              ------------     ------------     ------------      ------------

      Severance                               $  3,115,000     $  3,115,000     $         --      $         --
      Other                                        911,000          213,000         (514,000)          184,000
                                              ------------     ------------     ------------      ------------

            TOTAL                             $  4,026,000     $  3,328,000     $   (514,000)     $    184,000
                                              ============     ============     ============      ============

During 2000, the Company determined that one of the leased offices scheduled to be closed would be retained. Therefore, the Company reversed $789,000 (included as a credit in other operating expenses) of the restructuring expense recorded during the fourth quarter of 1999, of which $514,000 was the reversal of the accrual for future lease payments and $275,000 was the reversal of the write down of certain assets.

Centris Restructuring

                                                Accrued            Paid             2000            Accrued
                                               at 12/31/99        in 2000        Adjustments       at 9/30/00
                                              ------------     ------------     ------------      ------------

      Contractual executive severance
        accruals                              $  5,866,000     $  6,027,000     $    166,000      $      5,000
      Other severance accruals                     397,000          521,000          202,000            78,000
      Lease obligation accruals                    848,000          636,000          329,000           541,000
                                              ------------     ------------     ------------      ------------

            TOTAL                             $  7,111,000     $  7,184,000     $    697,000      $    624,000
                                              ============     ============     ============      ============

The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations. Management continues to evaluate what additional actions, if any, are necessary to finalize the integration of the Centris operations. In addition, there are unresolved contingencies remaining from the acquisition. Any additional accruals for either the unresolved contingencies or the integration of operations will be recorded as an adjustment to the purchase price allocation within the allowable purchase allocation period.

Liquidity and Capital Resources

The Company receives substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investment and other assets. The principal cash outflows are for the payment of claims and loss adjustment expenses ("LAE"), payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Quarter to quarter variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. The Company continues to collect its receivables and recoverables generally in the ordinary course and has not incurred and does not expect to incur any significant liquidity difficulties. The Company limits its liquidity exposure by holding funds, letters of credit and other security such that net exposures are less than the gross balances shown in the condensed consolidated balance sheet.

During the current year, a number of reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which the Company's insurance company subsidiaries are a party. Such delays have affected, though not materially to date, the liquidity and investment income of the Company's insurance company subsidiaries.

The Company's consolidated cash and investment portfolio increased $67.2 million, or 11% since December 31, 1999, and totaled $675.4 million as of September 30, 2000, of which $275.5 million was cash and short-term investments. The increase in investments resulted primarily from the collection of the commutation receivable. Total assets increased slightly to $2.8 billion as of September 30, 2000.

On December 17, 1999, the Company entered into a $300.0 million Revolving Loan Facility (the "Facility") with a group of banks. Borrowings under the Facility may be made from time to time by the Company for general corporate purposes until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the pledge of the stock the Company's principal insurance company subsidiaries and by the pledge of stock of and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including, without limitation, minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for comparable financing arrangements. The initial funding available under the Facility was used, among other things, to refinance existing indebtedness and to partially fund the Centris acquisition. As of September 30, 2000, total debt outstanding under the Facility was $224.7 million and the weighted average interest rate was 8.09%.

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

The NAIC adopted Statements of Statutory Accounting Principles in March, 1998 as a product of its attempt to codify statutory accounting principles. Although subject to adoption by the individual states, an effective date of January 1, 2001 was established for implementation of the statements. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. The codification is new and will evolve over time. The Company is in the process of reviewing the statutory accounting principles as currently published to determine the effect their adoption may have on the statutory policyholders' surplus and statutory net income of the Company's insurance company subsidiaries.

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

This report on Form 10-Q (the "Report") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategies, competitive strengths, goals, growth of our businesses and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate", "believe", "estimate", "expect", "intend", "plan", "probably" or similar expressions, we are making forward-looking statements.

Many risks and uncertainties may impact the matters addressed in these forward-looking statements. Many possible events or factors could affect our future financial results and performance. These could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Report may not occur.

                           PART II - OTHER INFORMATION



Item 1.     Legal Proceedings

            The Company is party to numerous claims and lawsuits that arise in the normal course of its business. Many of such claims or lawsuits involve claims under policies that the Company's insurance company subsidiaries underwrite as an insurer or reinsurer. The Company believes that the resolution of these lawsuits or claims will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Item 6.     Exhibits and reports on Form 8-K:

            (a)   Exhibits:

                  27    EDGAR Financial Data Schedule - September 30, 2000

            (b)   Reports on Form 8-K:

                  None.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCC Insurance Holdings, Inc.
                                 -----------------------------------------------
                                                  (Registrant)

November 14, 2000                              /s/ Stephen L. Way
----------------------           -----------------------------------------------
          (Date)                      Stephen L. Way, Chairman of the Board
                                           and Chief Executive Officer


November 14, 2000                           /s/ Edward H. Ellis, Jr.
----------------------           -----------------------------------------------
          (Date)                 Edward H. Ellis, Jr., Senior Vice President and
                                             Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------

  27                     EDGAR Financial Data Schedule - September 30, 2000