Form 10-K
period 2000-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2001-04-02
CIK 888919

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ---------------------

                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-20766

                          HCC INSURANCE HOLDINGS, INC.
             (Exact name of Registrant as Specified in Its Charter)

                   DELAWARE                                      76-0336636
         (State or other jurisdiction                          (IRS Employer
      of incorporation or organization)                     Identification No.)
           13403 NORTHWEST FREEWAY
                HOUSTON, TEXAS                                   77040-6094
   (Address of principal executive offices)                      (Zip Code)

               Registrant's telephone number, including area code
                                 (713) 690-7300

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $1.00 PAR VALUE                     New York Stock Exchange

          Securities Registered Pursuant to Section 12(g) of the Act:
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 16, 2001, of the voting stock held by non-affiliates of the registrant was approximately $1.3 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

     The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 16, 2001 was 58,697,666.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the close of the Registrant's fiscal year in connection with the Registrant's annual meeting of shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                          HCC INSURANCE HOLDINGS, INC.

                                                                        PAGE
                                                                        ----
                                  PART I.
ITEM 1.   Business....................................................    2
ITEM 2.   Properties..................................................   26
ITEM 3.   Legal Proceedings...........................................   26
ITEM 4.   Submission of Matters to a Vote of Security Holders.........   26
                                  PART II.
ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   27
ITEM 6.   Selected Financial Data.....................................   28
ITEM 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   30
ITEM 7A.  Quantitative and Qualitative Disclosure About Market Risk...   41
ITEM 8.   Financial Statements and Supplementary Data.................   42
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   42
                                 PART III.
ITEM 10.  Directors and Executive Officers of the Registrant..........   43
ITEM 11.  Executive Compensation......................................   43
ITEM 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   43
ITEM 13.  Certain Relationships and Related Transactions..............   43
                                  PART IV.
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   43
SIGNATURES............................................................   44

     This report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. Forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategies, competitive strengths, goals, growth of our businesses and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably" or similar expressions, we are making forward-looking statements.

     Many risks and uncertainties may impact the matters addressed in forward-looking statements. Many possible events or factors could affect our future financial results and performance. These could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

     Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur.

                                     PART I

ITEM 1. BUSINESS

TERMINOLOGY

     As used in this report, unless otherwise required by the context, the terms "we," "us," "our" and the "Company," refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries, and the term "HCC" refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.

OVERVIEW

     Our company, HCC Insurance Holdings, Inc., is a Delaware corporation formed in 1991 as a holding company for insurance companies, underwriting agencies and intermediary operations. It's predecessor company was formed in 1974. Our principal and executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040 and our telephone number is (713) 690-7300. We maintain an internet website at www.hcch.com. The reference to our website address does not constitute the incorporation by reference of the information contained at that site in this report.

     We provide specialized property and casualty, and accident and health insurance coverages, underwriting agency and intermediary services and other insurance related services both to commercial customers and individuals. We operate primarily in the United States and in the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

     Since our founding, we have been consistently profitable, generally reporting annual increases in gross written premium and total revenue. During the period 1996 through 2000, we had an average statutory combined ratio of 94.7% versus the less favorable 105.2% (1996-1999) recorded by the U.S. property and casualty insurance industry overall. During the same period, our gross written premium increased from $337.3 million to $967.5 million, an increase of 187% while net written premium increased 55% from $183.0 million to $283.8 million. During this period, our revenues increased from $270.8 million to $466.2 million, an increase of 72%.

     During the period December 31, 1996 through December 31, 2000, our shareholders' equity increased from $296.5 million to $529.4 million, a 79% increase. After giving effect to the March, 2001 public offering of our Common Stock, our pro forma shareholders' equity as of December 31, 2000 would have been $682.3 million. During the same four-year period, our assets increased from $965.8 million to $2.7 billion, a 184% increase.

     Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

     - accident and health;

     - general aviation;

     - marine and offshore energy;

     - medical stop-loss;

     - property; and

     - workers' compensation.

     Our principal insurance company subsidiaries are Houston Casualty Company in Houston, Texas and London, England; HCC Life Insurance Company in Houston, Texas; U.S. Specialty Insurance Company in Houston, Texas; and Avemco Insurance Company in Frederick, Maryland. In the United States, certain of our insurance companies operate on an admitted, or licensed, basis. Our other insurance companies operate in some states on a surplus lines basis as a non-admitted, or unlicensed, insurer offering insurance coverage not otherwise available from an admitted insurer in the relevant state.

     Our operating property and casualty insurance companies are rated "A+ (Superior)" by A.M. Best Company and "AA (Very Strong)" by Standard and Poor's, two nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and are not evaluations directed at investors.

     Our underwriting agencies are fee-based, non-risk bearing and underwrite on behalf of our insurance companies and other insurance companies. Our underwriting agencies generate revenues based entirely on management fees and profit commissions and specialize in medical stop-loss insurance and a variety of accident and health related insurance and reinsurance products.

     Our principal underwriting agency subsidiaries are LDG Reinsurance Corporation in Wakefield, Massachusetts and New York City, New York; and HCC Benefits Corporation in Atlanta, Georgia; Costa Mesa, California; Wakefield, Massachusetts; Minneapolis, Minnesota; and Dallas, Texas. We have recently consolidated the operations of certain of our agencies with certain of our insurance companies to improve operational efficiencies.

     Our combined gross written premium in 2000 was over $1.4 billion, after intercompany eliminations. Our insurance company operations wrote $967.5 million of gross written premium and our underwriting agencies wrote $1.1 billion of written premium, before intercompany eliminations.

     Our intermediary subsidiaries are fee based and non-risk bearing and provide insurance and reinsurance brokerage services for our insurance companies and our clients. They earn commission income and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. These operations consist of:

     - consulting on risks;

     - marketing risks;

     - placing risks; and

     - servicing risks.

     Our intermediaries specialize in developing and marketing employee benefit plans on a retail basis and in placing reinsurance for both accident and health, and property and casualty lines of business. Our principal intermediary subsidiaries are HCC Intermediaries, Inc. in Houston, Texas; HCC Employee Benefits, Inc. in Houston, Texas and Atlanta, Georgia; and Rattner Mackenzie Limited in London, England.

     We also operate insurance claims adjusting and other service operations which support our operations as well as provide services for other clients. In addition, we make strategic investments, usually in businesses that complement our operations. Our revenues from these investments are comprised of dividends from, or equity in earnings of, the company in which we invested and gains or losses on the sale of such investments.

OUR STRATEGY

     Our business philosophy as an insurer is to maximize underwriting profits while limiting risk in order to preserve shareholders' equity and maximize earnings. We concentrate our insurance writings in selected, narrowly defined lines of business where we believe we can achieve an underwriting profit. We focus on lines of business that have relatively short lead times between the occurrence of an insured event and the reporting of claims. We market our insurance products both directly to customers and through independent or affiliated agents and brokers.

     The property and casualty insurance industry is cyclical, and individual lines of business experience their own cycles within that overall industry cycle. In our insurance company operations, we believe our operational flexibility, experienced underwriting personnel and access to, and expertise in, the reinsurance marketplace allow us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, we believe that our underwriting agencies and intermediary subsidiaries complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies, intermediaries and service providers permits us to retain a greater portion of the gross revenue derived from written premium.

     We purchase reinsurance by transferring part of the risk we have assumed (known as ceding) to a reinsurance company in exchange for part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss from both individual and catastrophic risks to our insurance companies. The amount of reinsurance we purchase varies by, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business. In 2000, due to a hardening of the respective markets, premium rates in the accident and health, general aviation and medical stop-loss lines of business increased. We anticipate continued improvements in these markets in 2001. In response to these changing market conditions, we plan to continue to expand the underwriting activities in our insurance company operations.

     As part of this expansion, we have recently consolidated certain of our underwriting agencies with certain of our insurance companies for the purpose of streamlining our business. We have consolidated the operations of our domestic general aviation underwriting agency, HCC Aviation, and our occupational accident and workers' compensation underwriting agency, HCC Employer Services into those U.S. Specialty, and the operations of our London-based accident and health underwriting agency, LDG Re (London) with those of the London branch of Houston Casualty. We believe that the consolidation of these operations will result in greater efficiency in these businesses. We expect that this consolidation will result in a reduction in our management fee revenues and the net earnings of our underwriting agencies, but that any such reduction will be more than offset over time by increases in the net earnings of our insurance companies. The cost of this restructuring was $1.0 million (after-tax) and was taken in the fourth quarter of 2000. As market conditions warrant, we anticipate reviewing other agency operations to determine if similar consolidation activities will provide greater operating efficiencies.

     We also acquire or make strategic investments in companies that present an opportunity for future profits or for enhancement of our business. We expect to continue to seek to acquire complementary businesses with established managements and established reputations in the insurance industry. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations. However, our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit, while preserving shareholders' equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

     In our ongoing operations, we will continue to:

     - emphasize the underwriting of lines of business in which premium rates, the availability and cost of reinsurance, and market conditions warrant;

     - limit our net loss exposure to our insurance company subsidiaries from a catastrophe loss through the use of reinsurance; and

     - review the potential acquisition of specialty insurance operations and other strategic investments.

INDUSTRY SEGMENT INFORMATION

     Financial information concerning the Company's operations by industry segment is set forth in the Consolidated Financial Statements and the Notes thereto.

MAJOR ACQUISITIONS

     We have made a series of strategic acquisitions that have furthered our overall business strategy. Our recent larger transactions are described below:

     On January 31, 1999, we acquired PEPYS Holdings Limited. PEPYS is a holding company for Rattner Mackenzie. The total initial consideration was $54.8 million in cash and deferred payments of $8.3 million in cash and 414,207 shares of our common stock. We may pay additional amounts in the future based upon the attainment of certain earnings benchmarks over the ensuing four years. Rattner Mackenzie provides intermediary services for reinsurance business placed by our insurance company subsidiaries as well as other insurance and reinsurance companies and underwriting agencies, primarily in the accident and health area.

     On December 20, 1999, we acquired all of the outstanding shares of the publicly traded The Centris Group, Inc. following a tender offer at a price of $12.50 per share in cash. We paid a total of $149.5 million for the Centris acquisition. Centris was the parent corporation of a group of insurance companies and underwriting agencies principally operating in the medical stop-loss line of business. Centris' primary insurance company subsidiary was the entity now known as HCC Life Insurance Company. HCC Life's operations were relocated to Houston, and it has become a subsidiary of Houston Casualty. The medical stop-loss underwriting agency operations of Centris have been combined with HCC Benefits' operations.

     On January 19, 2001, we issued 996,805 shares of our common stock to acquire the Schanen Consulting Corporation and its operating subsidiary, Schanen Consulting Group, L.L.C. Schanen provides employee benefit consulting and retail insurance intermediary services and has been consolidated with HCC Employee Benefits' operations.

     We continue to evaluate possible acquisition candidates and we may complete additional acquisitions during 2001. Any future acquisitions will be designed to expand and strengthen our existing lines of business and perhaps provide access to additional specialty sectors, which we expect to contribute to our overall growth.

DISPOSITIONS

     In March, 2000, we sold Trafalgar Insurance Company, an Oklahoma domiciled surplus lines insurance company subsidiary, for a price which approximated its shareholders' equity in accordance with generally accepted accounting principles in the United States, or GAAP.

     In September, 2000, we sold a substantial portion of the assets of The Wheatley Group, Ltd., a subsidiary of Avemco Corporation.

     Neither of these operations were material to our financial condition, results of operations or cash flows.

INSURANCE COMPANY OPERATIONS

  Lines of Business

     This table shows our insurance companies' total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium for the years indicated (dollars in thousands):

                                           2000              1999              1998
                                      --------------    --------------    --------------
Accident and health reinsurance.....  $193,714    20%   $158,264    28%   $114,787    23%
Aviation............................   191,089    20     210,029    37     203,573    41
Marine and offshore energy..........    26,102     3      18,694     3      34,941     7
Medical stop-loss...................   368,450    38      69,258    12       7,046     1
Property............................    53,275     5      63,309    11     106,515    21
Workers' compensation and
  alternative workers'
  compensation......................    49,872     5      27,202     5       8,958     2
Other...............................    84,955     9      21,575     4      22,456     5
                                      --------   ---    --------   ---    --------   ---
          Total gross written
            premium.................  $967,457   100%   $568,331   100%   $498,276   100%
                                      ========   ===    ========   ===    ========   ===

     This table shows our insurance companies' actual premium retained, otherwise known as the net written premium, by line of business and the percentage of each line to total net written premium for the years indicated (dollars in thousands):

                                           2000              1999              1998
                                      --------------    --------------    --------------
Accident and health reinsurance.....  $ 61,855    22%   $ 37,725    27%   $ 39,949    33%
Aviation............................    79,794    28      68,513    49      53,030    44
Marine and offshore energy..........     8,435     3       6,616     5       7,978     6
Medical stop-loss...................   100,353    35      20,332    15       3,415     3
Property............................    10,015     4       2,945     2       8,356     7
Workers' compensation and
  alternative workers'
  compensation......................     8,697     3         673    --       1,059     1
Other...............................    14,639     5       3,120     2       8,096     6
                                      --------   ---    --------   ---    --------   ---
          Total net written
            premium.................  $283,788   100%   $139,924   100%   $121,883   100%
                                      ========   ===    ========   ===    ========   ===

  Underwriting

  DIRECT

     We underwrite direct business produced through independent agents and brokers, affiliated intermediaries, and by direct marketing efforts. Our direct underwriting includes general aviation, medical stop-loss and workers' compensation business.

  Reinsurance

     Our insurance companies participate in certain insurance and reinsurance underwriting pools managed by our underwriting agency subsidiary, LDG Re, in the accident and health line of business. Our insurance company subsidiaries also write facultative, or individual account, reinsurance, particularly in the aviation, marine and offshore energy and property lines of business. Our facultative underwriting is typically on international business in order to comply with local licensing requirements or as reinsurance of captive insurance companies controlled by others, and can be considered direct business for most purposes, since we maintain underwriting and claims control. However, we record all of this business under the caption of "Reinsurance Assumed" in our financial statements.

  Aviation

     Aviation underwriting was one of our largest lines of business in 2000 and in recent years we have grown into a market leader in the aviation insurance industry. We insure general aviation risks, both domestically and internationally, including:

     - antique and vintage military aircraft;

     - cargo operations;

     - commuter airlines;

     - corporate aircraft;

     - fixed base operations;

     - military and law enforcement aircraft;

     - private aircraft owners and pilots; and

     - rotor wing aircraft.

     We offer coverages that include hulls, engines, avionics and other systems, liabilities, war, cargo and other ancillary coverages. At this time, we do not generally insure major airlines, major manufacturers or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.

     We have been underwriting aviation risks through Houston Casualty, our largest and most important insurance company subsidiary, since 1981. Avemco Insurance has been insuring aviation risks since 1959. Our gross written premium has remained relatively flat during the period 1998 to 2000. During this period we have successfully re-underwritten our book of business, removing under-performing types of business where the premium rates were insufficient, and focusing on areas where increasing rates were able to generate profitable business. Our aviation net written premium increased during the period because we increased our retentions, i.e., the portion of risk that we retain for our own account.

     We maintain reinsurance on both a proportional basis, where we share a proportional part of the original premium and losses with reinsurers, and an excess of loss basis, where we transfer liability, premium and loss on a non-proportional basis above our net retention of risk to reinsurers, to protect us against severe losses on individual risks and catastrophe exposures. We believe that the aviation risks we underwrite carry a relatively low level of catastrophe exposures.

  Marine and Offshore Energy

     We underwrite marine risks for ocean going vessels as well as inland, coastal trading and fishing vessels. The marine risks we write include:

     - hull and machinery;

     - liabilities, including protection and indemnity;

     - marine cargo; and

     - various ancillary coverages.

     We have underwritten marine risks since 1984, primarily in Houston Casualty. Competition has created downward pressure on premium rates since 1996, causing a reduction in our gross written premium since 1997 and a corresponding decrease in net written premium.

     We maintain marine reinsurance on both a proportional and an excess of loss basis. We believe that the marine risks we underwrite carry a relatively low level of catastrophe exposure.

     We have been underwriting offshore energy risks since 1988, primarily in Houston Casualty. The offshore energy risks we write include drilling rigs, production and gathering platforms, and pipelines. We underwrite physical damage, liabilities, business interruption and various ancillary coverages.

     Rates have declined significantly during the past few years to levels where underwriting profitability is difficult to obtain. As a result, we have underwritten offshore energy risks on a very selective basis, striving for quality rather than quantity.

     We maintain offshore energy reinsurance on both a proportional basis and an excess of loss basis to protect us against severe losses on individual risks and the catastrophe exposure that exists, for example, from a hurricane or a major platform explosion.

  Property

     We specialize in writing risks of large, often multinational, corporations, covering a variety of commercial risks including:

     - factories;

     - hotels;

     - industrial plants;

     - natural gas facilities;

     - office buildings;

     - petrochemical plants;

     - refineries;

     - retail locations; and

     - utilities.

     The insurance we offer includes business interruption, physical damage and catastrophe risks including flood and earthquake.

     We have written property business since 1986, primarily through Houston Casualty. Gross written premium declined from $106.5 million in 1998 to $53.3 million in 2000 as premium rates were soft due in a large part to excess capacity and the absence of significant catastrophe losses. Net written premium increased slightly from $8.4 million to $10.0 million in the same period. Our property gross written premium exceeds our net written premium by a substantial amount due to the amount of facultative reinsurance, which is the separately negotiated reinsurance of all or part of the coverage provided by a single policy, and other reinsurance purchased in order to protect us from catastrophe losses.

     We maintain reinsurance on both a proportional basis and an excess of loss basis to ensure adequate reinsurance protection, particularly against catastrophe exposures. We estimate our aggregate probable maximum loss in any individual catastrophe zone and maintain catastrophe reinsurance to cover such exposure to any one occurrence.

  Accident and Health Reinsurance

     We began writing accident and health reinsurance risks through Houston Casualty during 1996. LDG Re is the primary producer and underwriter of this business. Our gross written premium increased from $114.8 million in 1998 to $193.7 million in 2000. This growth reflects Houston Casualty's increased participation in, and the growth of, the business written by LDG Re. Net written premium in this area increased because Houston Casualty retained a larger percentage of the increased gross premium.

  Medical Stop-loss

     We write medical stop-loss business for employer sponsored self-insured health plans. When measured on a gross written premium basis, medical stop-loss was our largest single line of business in 2000. Our underwriting agency subsidiary, HCC Benefits, produces and underwrites this business on behalf of our insurance companies. We first began writing this business in our insurance companies in 1997 and gross written premium and net written premium have increased as a result of greater participation by our insurance company subsidiaries, primarily HCC Life and Avemco Insurance. HCC Benefits' business has grown both internally and through acquisitions, most notably of Centris. HCC Benefits began underwriting this business in 1980. The 2000 gross written premium underwritten in our insurance company subsidiaries was $368.5 million and net written premium was $100.4 million. We maintain reinsurance on a proportional basis and believe that these risks carry a relatively low level of catastrophe exposure.

  Workers' Compensation and Alternative Workers' Compensation

     We began writing statutory workers' compensation business in 1998, primarily through U.S. Specialty. We also underwrite alternative workers' compensation and occupational accident insurance to independent truckers. As market conditions warrant, it is our intent to grow this line of business in the future, both internally and through acquisition. Losses in this line of business generally take longer to develop than in our other lines of business.

     We maintain reinsurance on both a proportional and excess of loss basis. There is a relatively low level of catastrophe exposure in our workers' compensation line of business because we do not write significant amounts of business in states with high potential claim concentrations such as California.

  Other Business

     Our other lines of business principally consist of discontinued operations or disposed of lines of business including provider excess, lender's single interest and small property and casualty business.

  Principal Insurance Company Subsidiaries

  HOUSTON CASUALTY COMPANY

     Houston Casualty is our principal insurance company subsidiary. It is rated "A+ (Superior), IX" by A.M. Best and "AA" by Standard & Poor's. Houston Casualty operates worldwide and is licensed in Texas and operates on a surplus lines basis in 46 states. Houston Casualty receives business through independent agents and brokers, our underwriting agency and intermediary subsidiaries, and other insurance and reinsurance companies. Houston Casualty has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in many of the lines of business in which we specialize. As of December 31, 2000, Houston Casualty's policyholders' surplus was $231.2 million, which is its total admitted assets less total liabilities determined in accordance with statutory accounting principles, or SAP. Houston Casualty's GAAP shareholder's equity was $317.4 million as of December 31, 2000.

  HOUSTON CASUALTY COMPANY -- LONDON

     Houston Casualty operates a full branch office in the United Kingdom. Houston Casualty established its London branch operation in order to more closely align its underwriting operations with the London market, a historical focal point for much of the business that Houston Casualty underwrites. Houston Casualty London underwrites accident and health reinsurance, marine and offshore energy and property business.

  HCC LIFE INSURANCE COMPANY

     HCC Life is an Indiana domiciled life insurance company which became a direct subsidiary of Houston Casualty in December, 1999 following the Centris acquisition. HCC Life is rated

"A - (Excellent), VII" by A.M. Best and operates as an accident, health and life insurer on an admitted basis in 41 states and the District of Columbia. As of December 31, 2000, HCC Life had statutory policyholders' surplus of $63.3 million and GAAP shareholder's equity of $80.3 million.

  U.S. SPECIALTY INSURANCE COMPANY

     U.S. Specialty is a Texas domiciled property and casualty insurance company. It is a direct subsidiary of Houston Casualty. U.S. Specialty is rated "A+ (Superior), VIII" by A.M. Best and "AA" by Standard & Poor's. U.S. Specialty operates on an admitted basis throughout the United States, primarily writing general aviation, workers' compensation and alternative workers' compensation insurance. As of December 31, 2000, U.S. Specialty had statutory policyholders' surplus of $106.1 million and GAAP shareholder's equity of $116.9 million.

  AVEMCO INSURANCE COMPANY

     Avemco Insurance is a Maryland domiciled property and casualty insurer, is rated "A+ (Superior), VII" by A.M. Best and "AA" by Standard & Poor's, and is operating as a direct market underwriter of general aviation business on an admitted basis throughout the United States and Canada (except Quebec). In addition, Avemco Insurance has become the primary insurer of medical stop-loss products produced and underwritten by HCC Benefits. As of December 31, 2000, Avemco Insurance had statutory policyholders' surplus of $85.9 million and GAAP shareholder's equity of $98.7 million.

UNDERWRITING AGENCY OPERATIONS

     Our underwriting agencies act on behalf of our insurance companies and those of other firms, and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on management fees and profit commissions. These subsidiaries are in a position to direct and control business that they produce. Our insurance companies serve as policy issuing companies for most of the business written by our underwriting agencies. Our insurance companies may retain a portion of the risk and reinsure the remainder with unaffiliated insurance companies or reinsure all of the risk. In instances where our insurance companies are not the policy issuing company, our insurance companies may reinsure the business written by the underwriting agencies. Management fees generated by our underwriting agencies in 2000 amounted to $96.1 million.

  Lines of Business

     This table shows our underwriting agencies' written premium by lines of business for the periods indicated (dollars in thousands):

                                          2000              1999             1998
                                    ----------------   --------------   --------------
Accident and health reinsurance...  $  443,041    41%  $452,017    53%  $356,530    50%
Aviation..........................      92,412     9     91,156    11     92,668    13
Medical stop-loss.................     402,908    38    184,302    22    182,528    26
Workers' compensation and
  alternative workers'
  compensation....................      97,877     9    106,758    12     52,529     8
Other.............................      37,313     3     13,883     2     21,932     3
                                    ----------   ---   --------   ---   --------   ---
          Total premium...........  $1,073,551   100%  $848,116   100%  $706,187   100%
                                    ==========   ===   ========   ===   ========   ===

  Underwriting Agency Subsidiaries

  LDG REINSURANCE CORPORATION

     LDG Re, with operations in Wakefield, Massachusetts and New York, New York, acts as an underwriting manager writing accident and health special risks, workers' compensation and alternative workers' compensation reinsurance. LDG Re generated approximately $355.6 million of written premium in 2000, the majority of which was written on behalf of non-affiliated insurance companies.

  HCC BENEFITS CORPORATION

     HCC Benefits, with its home office in Atlanta, Georgia and regional offices in Costa Mesa, California; Wakefield, Massachusetts; Minneapolis, Minnesota; and Dallas, Texas, acts as an underwriting manager writing medical stop-loss products for employer sponsored self-insured health plans. In 2000, HCC Benefits generated approximately $402.9 million of medical stop-loss written premium and $32.5 million of other written premium, the majority of which was underwritten on behalf of HCC Life and Avemco Insurance.

  OTHER AGENCY OPERATIONS

     We have recently consolidated certain of our underwriting agencies with certain of our insurance companies for the purpose of streamlining our business. We have consolidated the operations of our domestic general aviation underwriting agency, HCC Aviation, and our occupational accident and workers' compensation underwriting agency, HCC Employer Services, into U.S. Specialty and the operations of our London-based accident and health underwriting agency, LDG Re (London) with those of the London branch of Houston Casualty.

INTERMEDIARY OPERATIONS

     Our intermediary subsidiaries provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, insurance and reinsurance companies and other risk taking entities. The intermediary subsidiaries earn commission income and to a lesser extent fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance company subsidiaries, which may retain a portion of the risk. Commission income generated by our intermediary subsidiaries in 2000 amounted to $42.5 million.

  HCC Employee Benefits, Inc.

     HCC Employee Benefits, based in Houston, Texas, is a retail insurance agency and consulting firm specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States. We acquired Schanen Consulting Corporation of Atlanta, Georgia in January 2001 and consolidated its operations with those of HCC Employee Benefits.

  HCC Intermediaries, Inc.

     HCC Intermediaries, based in Houston, Texas, is an intermediary specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in our lines of business. This business is placed with domestic and international insurance companies, including our insurance companies, on a direct basis and through other intermediaries. In addition, HCC Intermediaries acts as a reinsurance intermediary on behalf of affiliated and non-affiliated insurance companies.

  Rattner Mackenzie Limited

     Rattner Mackenzie is an intermediary based in London, England. Rattner Mackenzie is a Lloyd's broker specializing in accident and health reinsurance and some specialty property and casualty lines of business. Rattner Mackenzie is considered a market leader in its core businesses. Rattner Mackenzie serves as an intermediary for reinsurance business placed by unaffiliated insurance and reinsurance companies and underwriting agencies as well as our insurance company subsidiaries.

OTHER OPERATIONS

     Our other operations provide insurance related services to our subsidiaries, our reinsurers and unaffiliated entities. The revenue earned from these services primarily consists of fees or commissions. The primary operating entities in this segment provide insurance claims adjusting services. Additionally, this revenue may be in the form of equity in the earnings of a company in which we invest, or dividends or gains or losses from the disposition of these investments. Other operating income was $25.5 million in 2000. Revenue and earnings can vary considerably from period to period depending on investment or disposition activity.

REINSURANCE CEDED

     We purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and to achieve a desired ratio of net written premium to policyholders' surplus. We purchase reinsurance on both a proportional and an excess of loss basis. We believe that we reinsure our risks to a greater extent than most of our competitors and most other insurance companies. We use this strategy to protect our shareholders' equity. Under our current reinsurance protections, we have limited our net retained loss, or the amount we keep for our own account, across any single line of business to a maximum of approximately $1.8 million for any one risk and $3.0 million for any one event, but significantly less on most risks.

     The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our reinsurance programs renew throughout the year and during 2001 some of those renewed contained price increases which are not material to our underwriting results. Additionally, we retained higher percentages of our business in connection with certain lines of business which are reinsured on a proportional basis. We plan to continue to increase our retentions as underwriting conditions improve.

     We consider the maintenance of reinsurance protection to be an important part of our business plan, protecting shareholders' equity from catastrophe losses and fluctuations in the insurance market cycles of the insurance industry. We have built important relationships over the years with many core reinsurers. We intend to continue to share our business with these partners as underwriting profitability returns in an improving market in order to build even stronger relationships for the future. We believe that increased retentions during profitable periods are made possible not at the sacrifice of core reinsurers but through reduction of facultative reinsurance and the natural attrition of certain reinsurers who exit lines of business or curtail their writings for other reasons. This reduction in reinsurance market capacity causes rates to rise but the increased rates historically have been passed on to the original insureds.

     We structure a specific reinsurance program for each line of business we underwrite. We place this reinsurance in order to protect our insurance companies from exposure to foreseeable events. We place reinsurance proportionally to cover loss frequency and catastrophe exposure. We obtain additional reinsurance on an excess of loss basis to cover individual risk severity of loss and on a catastrophe basis to cover exposure from occurrences involving multiple risks, such as those resulting from a hurricane or an earthquake. Additionally, we may also obtain facultative reinsurance protection on an excess of loss or proportionate basis on any single risk. We do not intend to expose our assets to any net loss in excess of our reinsurance protection.

     We write business in areas exposed to catastrophe losses and have exposures to this type of loss in California, the United States Atlantic Coast, certain United States Gulf Coast states, particularly Florida and Texas, the Caribbean, Mexico and the North Sea. We carefully assess our overall exposure to a single catastrophic event and apply procedures that are more conservative than are typically used by the industry to ascertain our probable maximum loss from any single event. We maintain reinsurance protection which we believe is sufficient to cover any foreseeable event.

     In general, we receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance company for the direct costs associated with the production of the business, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share with the reinsurers in any net profits generated under such treaties.

     Various intermediaries, including HCC Intermediaries and Rattner Mackenzie, arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

     The table below shows property and casualty reinsurance balances relating to the reinsurers with net recoverable balances greater than $10.0 million as of December 31, 2000. The total recoverables column includes paid loss recoverable, outstanding loss recoverable, incurred but not reported recoverables and ceded unearned premium (dollars in thousands).

                                                                                    LETTERS OF CREDIT,
                                        A.M. BEST                       TOTAL       CASH DEPOSITS AND
REINSURER                                RATING        LOCATION      RECOVERABLES     OTHER PAYABLES       NET
---------                               ---------   --------------   ------------   ------------------   --------
December 31, 2000
Underwriters at Lloyd's...............  A           United Kingdom     $220,849          $28,602         $192,247
GE Reinsurance Corporation............  A++         Illinois             38,152            4,881           33,271
AXA Reinsurance Company...............  A+          Delaware             40,886            9,131           31,755
Underwriters Indemnity Company........  A-          Texas                33,912            2,416           31,496
SCOR Reinsurance Company..............  A+          New York             28,419              734           27,685
American Re-Insurance Company.........  A++         Delaware             23,487            2,249           21,238
Transamerica Occidental Life Ins.
  Co. ................................  A+          California           17,056              151           16,905
Federal Insurance Company.............  A++         Indiana              21,185            6,708           14,477
St. Paul Fire and Marine Insurance
  Co. ................................  A+          Minnesota            14,290               --           14,290
Odyssey America Reinsurance Corp. ....  A           Connecticut          24,602           11,741           12,861
American Fidelity Assurance Corp. ....  A+          Oklahoma             21,745           10,680           11,065
NAC Reinsurance Company...............  A+          New York             10,972               94           10,878
Chartwell Insurance Company...........  A           Minnesota            11,308              677           10,631

     Lloyds of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. As of December 31, 2000, the net recoverable due from Underwriters at Lloyd's, aggregating $192.2 million, represented balances due from over 140 different syndicates; five of which each had a net recoverable balance in excess of $10.0 million. The largest net recoverable balance from an individual Lloyd's syndicate as of December 31, 2000 was $26.5 million.

     HCC Life previously sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $86.8 million as of December 31, 2000.

     During 2000, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, have sought arbitration of these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

     During 1999, we recorded a provision for reinsurance totaling $29.5 million in connection with the insolvency of a reinsurer. We expect this provision to be sufficient. We also recorded a $14.0 million provision following a commutation (the contractual settlement of outstanding and future liabilities) with another reinsurer, the majority of which represents the present value discount of ceded losses. Commutations are typical in the reinsurance community and should not be construed negatively. Commutations can be used to bring finality to an open contract or, as in this case, to negate any exposure to a reinsurer's financial condition. A discount is given for cash settlement of future losses and such discount is usually recovered by future investment income. However, GAAP requires that the discount be recorded at the time of the commutation.

OPERATING RATIOS

  Premium to Surplus Ratio

     This table shows, for the years indicated, the ratio of statutory gross written premium and net written premium to statutory policyholders' surplus for our property and casualty insurance company subsidiaries (dollars in thousands):

                                    2000       1999       1998       1997       1996
                                  --------   --------   --------   --------   --------
GWP.............................  $972,154   $576,184   $500,962   $346,094   $340,367
NWP.............................   283,947    150,261    123,315    143,068    189,022
Policyholders' surplus..........   326,249    315,474    369,401    331,922    288,863
GWP ratio.......................    298.0%     182.6%     135.6%     104.3%     117.8%
GWP industry average(1).........     *         154.1%     147.9%     154.7%     179.9%
NWP ratio.......................     87.0%      47.6%      33.4%      43.1%      65.4%
NWP industry average(1).........     *          85.5%      84.3%      89.7%     105.2%

---------------

(1) Source: A.M. Best.
*   Not available

     While there is no statutory requirement regarding a permissible premium to policyholders' surplus ratio, guidelines established by the National Association of Insurance Commissioners, or NAIC, provide that a property and casualty insurer's annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. In the past, our property and casualty insurance companies have maintained premium to surplus ratios significantly lower than such guidelines and generally below industry norms. The gross written premium ratio has increased during 2000 with the acquisition of Centris' book of medical stop-loss business and the increasing use of our insurance company subsidiaries as the issuing company for business written by our underwriting agencies. This ratio is expected to stabilize at or decrease from its 2000 level as statutory policyholders' surplus increases due to the retention of earnings and other increases in policyholders' surplus.

  Statutory Combined Ratio

     The underwriting experience of a property and casualty insurance company is indicated by its SAP combined ratio, which is a combination of the loss ratio, or the ratio of insured losses and loss adjustment expenses to net earned premium, and the expense ratio, which is the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium. Our insurance subsidiaries' loss ratio, expense ratio and combined ratio are shown in the following table for the years indicated:

                                                  2000   1999    1998    1997    1996
                                                  ----   -----   -----   -----   -----
Loss ratio.....................................   71.1%  107.1%   67.2%   61.6%   64.4%
Expense ratio..................................   27.0    22.8    15.7    17.2    19.2
                                                  ----   -----   -----   -----   -----
Combined ratio.................................   98.1%  129.9%   82.9%   78.8%   83.6%
                                                  ====   =====   =====   =====   =====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999............          104.1%
                                                         =====
Industry average(1)............................    *     107.8%  105.6%  101.6%  105.7%

---------------

(1) Source: A.M. Best.
*   Not available

     The SAP basis ratio data is not intended to be a substitute for results of operations on the basis of GAAP. The differences between SAP and GAAP are described in Note (15) of our consolidated financial statements included in this report. Including this information on a SAP basis is meaningful and useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best. A.M. Best reports on insurer performance on a SAP basis to provide for more standardized comparisons among individual companies, as well as overall industry performance.

RESERVES

     Applicable insurance laws require us to maintain reserves to cover our estimated ultimate liability for reported and incurred but not reported, or IBNR, losses under insurance and reinsurance policies that we wrote and for loss adjustment expenses relating to the investigation and settlement of policy claims. In most cases, we estimate such losses and claims costs through an evaluation of individual claims. However, for some types of claims, we use an average reserving method until more information becomes available to permit an evaluation of individual claims.

     We establish loss reserves for individual claims by evaluating reported claims on the basis of:

     - jurisdiction of the occurrence;

     - our experience with the insured and the line of business and policy provisions relating to the particular type of claim;

     - our knowledge of the circumstances surrounding the claim;

     - the information and reports received from ceding insurance companies where applicable;

     - the potential for ultimate exposure;

     - the severity of injury or damage; and

     - the type of loss.

     We establish loss reserves for incurred but not reported losses based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on predictions of future events, our estimates of future trends in claims severity, and other subjective factors. Currently all reserves are recorded on an undiscounted basis. The net GAAP and SAP reserves of each of our insurance companies are established in conjunction with and reviewed by our in-house actuarial staff, and our SAP reserves are certified annually by our independent actuaries. In 2000, PricewaterhouseCoopers LLP certified the SAP reserves of our insurance companies with the exception of one acquired with the Centris Group. This former Centris subsidiary's SAP reserves were certified by another independent actuary.

     With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy and workers' compensation insurance underwritten by our insurance companies have historically had longer lead times between the occurrence of an insured event, reporting of the claim, and final settlement. In such cases, we are forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most aviation, property and medical stop-loss, historically have shorter lead times between the occurrence of an insured event, reporting of the claim and final settlement. The reserves with respect to these classes are, therefore, less likely to be adjusted. The majority of the risks currently underwritten by our insurance companies tend to have shorter lead times.

     The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. However, there is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may impact another.

     We underwrite, directly and through reinsurance, risks which are denominated in a number of foreign currencies, and therefore maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our earnings. We may attempt to limit our exposure to future currency fluctuations through the use of foreign currency forward contracts.

     The loss development triangles below show changes in our GAAP reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of generally accepted accounting principles. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

     The first line of each loss development triangle presents, for the years indicated, the gross or net reserve liability including the reserve for incurred but not reported losses. The first section of each table shows, by year, the cumulative amounts of loss and loss adjustment expense paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

     This loss development triangle shows development in loss reserves on a gross basis (dollars in thousands):

                                2000       1999       1998       1997       1996       1995       1994       1993       1992
                              --------   --------   --------   --------   --------   --------   --------   --------   ---------
Balance sheet reserves:.....  $944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178   $ 129,503
Reserve adjustments from
  acquisition and
  disposition of
  subsidiaries..............        --        989       (136)        --         --         --         --         --          --
                              --------   --------   --------   --------   --------   --------   --------   --------   ---------
    Adjusted reserves.......   944,117    872,093    460,375    275,008    229,049    200,756    170,957    144,178     129,503
Cumulative paid as of:
  One year later............              424,379    229,746    160,324    119,453    118,656     97,580     82,538      83,574
  Two years later...........                         367,512    209,724    179,117    167,459    143,114    126,290     130,379
  Three years later.........                                    241,523    193,872    207,191    166,541    157,509     158,973
  Four years later..........                                               212,097    214,046    192,540    176,472     182,193
  Five years later..........                                                          226,762    195,930    195,269     192,512
  Six years later...........                                                                     202,844    197,147     213,052
  Seven years later.........                                                                                203,075     215,280
  Eight years later.........                                                                                            221,403
Re-estimated liability as
  of:
  End of year...............   944,117    872,093    460,375    275,008    229,049    200,756    170,957    144,178     129,503
  One year later............              870,201    550,409    308,501    252,236    243,259    186,898    163,967     162,827
  Two years later...........                         545,955    316,250    249,013    248,372    207,511    183,015     176,817
  Three years later.........                                    304,281    250,817    247,053    214,738    203,137     194,419
  Four years later..........                                               247,245    248,687    220,695    211,546     215,531
  Five years later..........                                                          248,559    217,892    218,182     222,746
  Six years later...........                                                                     219,196    214,498     234,115
  Seven years later.........                                                                                216,820     231,269
  Eight years later.........                                                                                            233,995
Cumulative redundancy
  (deficiency)..............             $  1,892   $(85,580)  $(29,273)  $(18,196)  $(47,803)  $(48,239)  $(72,640)  $(104,492)

     The gross deficiencies reflected in the table for the years prior to 1999 result from three principal conditions:

     - The development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there was no material effect to our net earnings.

     - During 1999, in connection with the insolvency of one of our reinsurers and the commutation of all liabilities with another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999.

     - For the years prior to 1997, the runoff of the retrocessional excess of loss business, which we underwrote between 1988 and 1991, experienced gross development. This development was due primarily to the delay in reporting of losses by the London insurance market, coupled with the unprecedented number of catastrophe losses during that period. This business was substantially reinsured and there was no material effect to our net earnings.

     This loss development triangle shows development in loss reserves on a net basis (dollars in thousands):

                                    2000       1999       1998       1997       1996       1995       1994       1993       1992
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Gross reserves..................  $944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178   $129,503
Less reinsurance recoverables...   694,245    597,498    341,599    155,374    111,766    101,497     95,279     82,289     81,075
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Reserves, net of reinsurance....   249,872    273,606    118,912    119,634    117,283     99,259     75,678     61,889     48,428
Reserve adjustments from
  acquisition and disposition of
  subsidiaries..................        --        440       (410)        --         --         --         --         --         --
Effect on loss reserves of 1999
  write off of reinsurance
  recoverables..................        --         --     63,851     15,008      2,636      1,442         51         --         --
                                  --------   --------   --------   --------   --------   --------   --------   --------   --------
Adjusted reserves, net of
  reinsurance...................   249,872    274,046    182,353    134,642    119,919    100,701     75,729     61,889     48,428
Cumulative paid, net of
  reinsurance, as of:
  One year later................              145,993     56,052     48,775     47,874     41,947     36,500     29,258     18,978
  Two years later...............                         103,580     64,213     66,030     56,803     49,283     41,207     32,733
  Three years later.............                                     80,227     72,863     64,798     56,919     46,576     36,536
  Four years later..............                                                81,620     67,355     60,441     51,536     38,480
  Five years later..............                                                           72,627     61,781     53,110     40,327
  Six years later...............                                                                      66,591     53,879     40,550
  Seven years later.............                                                                                 58,353     41,133
  Eight years later.............                                                                                            45,552
  Nine years later..............
  Ten years later...............
Re-estimated liability, net of
  reinsurance, as of:
  End of year...................   249,872    274,046    182,353    134,642    119,919    100,701     75,729     61,889     48,428
  One year later................              264,461    186,967    120,049    116,145     95,764     72,963     59,659     45,812
  Two years later...............                         175,339    116,745    101,595     94,992     74,887     60,079     44,964
  Three years later.............                                    110,673     97,353     85,484     76,474     62,224     46,129
  Four years later..............                                                95,118     80,890     73,660     64,377     48,993
  Five years later..............                                                           79,626     69,528     64,103     50,785
  Six years later...............                                                                      70,642     59,408     50,585
  Seven years later.............                                                                                 60,960     46,071
  Eight years later.............                                                                                            47,629
  Nine years later..............
  Ten years later...............
Cumulative redundancy
  (deficiency)..................             $  9,585   $  7,014   $ 23,969   $ 24,801   $ 21,075   $  5,087   $    929   $    799

                                    1991       1990
                                  --------   --------
Gross reserves..................  $123,248   $108,027
Less reinsurance recoverables...    83,727     60,194
                                  --------   --------
Reserves, net of reinsurance....    39,521     47,833
Reserve adjustments from
  acquisition and disposition of
  subsidiaries..................        --         --
Effect on loss reserves of 1999
  write off of reinsurance
  recoverables..................        --         --
                                  --------   --------
Adjusted reserves, net of
  reinsurance...................    39,521     47,833
Cumulative paid, net of
  reinsurance, as of:
  One year later................    18,416     23,450
  Two years later...............    23,057     33,815
  Three years later.............    31,903     35,912
  Four years later..............    33,875     42,465
  Five years later..............    34,970     43,422
  Six years later...............    36,203     43,690
  Seven years later.............    35,413     44,611
  Eight years later.............    35,960     43,715
  Nine years later..............    39,770     44,203
  Ten years later...............               45,358
Re-estimated liability, net of
  reinsurance, as of:
  End of year...................    39,521     47,833
  One year later................    38,575     44,887
  Two years later...............    38,656     45,435
  Three years later.............    39,176     44,689
  Four years later..............    40,407     45,507
  Five years later..............    43,418     46,805
  Six years later...............    45,142     48,932
  Seven years later.............    43,924     50,190
  Eight years later.............    39,858     49,732
  Nine years later..............    41,513     47,422
  Ten years later...............               46,818
Cumulative redundancy
  (deficiency)..................  $ (1,992)  $  1,015

     We believe that our loss reserves are adequate to provide for all material net incurred losses.

     The following table provides a reconciliation of the gross liability of loss and loss adjustment expenses, or LAE, on a GAAP basis for the three years ended December 31, 2000 (dollars in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Reserves for loss and LAE at beginning of year.......  $871,104   $460,511   $275,008
Reserve adjustments from acquisition and disposition
  of subsidiaries....................................     1,709    146,233      3,877
Provision for loss and LAE for claims occurring In
  the current year...................................   775,538    595,425    461,429
Increase in estimated loss and LAE for claims
  occurring in prior years(1)........................    (1,892)    90,034     33,493
                                                       --------   --------   --------
Incurred loss and LAE................................   773,646    685,459    494,922
                                                       --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year.......................................   277,963    191,353    152,972
  Prior years........................................   424,379    229,746    160,324
                                                       --------   --------   --------
Loss and LAE payments................................   702,342    421,099    313,296
                                                       --------   --------   --------
Reserves for loss and LAE at end of the year.........  $944,117   $871,104   $460,511
                                                       ========   ========   ========

---------------

(1) Changes in loss and loss adjustment expense reserves on a GAAP basis, for losses occurring in prior years, reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     This table provides a reconciliation of the liability for loss and loss adjustment expense, net of reinsurance ceded, on a GAAP basis for the periods indicated (dollars in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Reserves for loss and LAE at beginning of year.......  $273,606   $118,912   $119,634
Reserve adjustments from acquisition and disposition
  of subsidiaries....................................       514     55,523      3,877
Effect on loss reserves of write off of ceded
  outstanding and IBNR reinsurance recoverables......        --     82,343         --
Provision for loss and LAE for claims occurring In
  the current year...................................   208,055    105,036    105,895
Increase (decrease) in estimated loss and LAE for
  claims occurring in prior years(2).................    (9,585)     4,614    (14,593)
                                                       --------   --------   --------
Incurred loss and LAE................................   198,470    109,650     91,302
                                                       --------   --------   --------
Loss and LAE payments for claims occurring during:
  Current year.......................................    76,725     36,770     47,126
  Prior years........................................   145,993     56,052     48,775
                                                       --------   --------   --------
Loss and LAE payments................................   222,718     92,822     95,901
                                                       --------   --------   --------
Reserves for loss and LAE at end of the year.........  $249,872   $273,606   $118,912
                                                       ========   ========   ========

---------------

(2) Changes in loss and loss adjustment expense reserves on a GAAP basis, for losses occurring in prior years, reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     Although we experienced a gross loss deficiency during 1999 and 1998, the business was substantially reinsured and, therefore, there was no material effect to our insurance companies on a net loss basis.

     During 2000, we had net loss and loss adjustment expense redundancy of $9.6 million relating to prior year losses compared to a deficiency of $4.6 million in 1999 and a redundancy of $14.6 million in 1998.

The deficiencies and redundancies in the net reserves result from our continued review with our actuaries of loss reserves and the increase or reduction of reserves as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses, because Houston Casualty only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCC Life, Avemco Insurance and U.S. Specialty, because of the types of risks insured, are not considered to have significant environmental exposures. We do not expect to experience any material development in reserves for environmental pollution claims.

INVESTMENTS

     Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities. As of December 31, 2000, we had $710.3 million of investment assets. The majority of our investment assets are held by our insurance companies. All of our securities are classified as available for sale and are recorded at market value.

     Our investment policy is determined by our Board of Directors and our Investment Committee and is reviewed on a regular basis. In January, 2000, we engaged a nationally prominent investment advisor, New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., to oversee our investments and to make recommendations to our Board's Investment Committee. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based upon market conditions. Beginning in the second quarter of 2000, our purchases have been focused on taxable fixed income investments. These purchases have had no significant effect on the average credit rating of our investments, but have shortened the duration of our investment portfolio. Prior to that time our investments were concentrated in obligations of states, municipalities and political subdivisions. As of December 31, 2000, our fixed income securities have a weighted average maturity of five years and a weighted average duration of four years. Our financial statements reflect an unrealized gain on fixed income securities available for sale as of December 31, 2000, of $11.0 million.

     We have maintained a substantial level of cash and liquid short-term instruments in our insurance company subsidiaries in order to maintain the ability to fund losses of our insureds. Our underwriting agencies and intermediaries typically have short-term investments, which are fiduciary funds held on behalf of others. As of December 31, 2000, we had cash and short-term investments of approximately $263.3 million, of which $181.5 million were in our agency and intermediary subsidiaries.

     This table shows a profile of our investments. The table shows the average amount of investments, income earned, and the yield thereon for the periods indicated (dollars in thousands):

                                                         2000       1999       1998
                                                       --------   --------   --------
Average investments..................................  $618,478   $545,876   $505,796
Net investment income................................    39,794     30,933     29,335
Average yield(1).....................................       6.4%       5.7%       5.8%
Average tax equivalent yield(1)......................       7.3%       7.2%       7.6%

---------------

(1) Excluding realized and unrealized capital gains and losses.

     This table summarizes, by type, the estimated market value of our investments as of December 31, 2000 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
Short-term investments......................................  $262,982          37%
U.S. Treasury securities....................................    72,612          10
Obligations of states, municipalities and political
  subdivisions..............................................    62,506           9
Special revenue fixed income securities.....................   146,809          21
Corporate fixed income securities...........................   103,700          14
Mortgage-backed securities..................................    40,792           6
Foreign government securities...............................     7,425           1
Marketable equity securities................................     6,282           1
Other investments...........................................     7,182           1
                                                              --------         ---
          Total investments.................................  $710,290         100%
                                                              ========         ===

     This table summarizes, by rating, the market value of our investments in fixed income securities as of December 31, 2000 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
AAA.........................................................  $207,021          48%
AA..........................................................   108,448          25
A...........................................................   115,377          26
BBB.........................................................     2,998           1
                                                              --------         ---
          Total fixed income securities.....................  $433,844         100%
                                                              ========         ===

     The table set forth below indicates the expected maturity distribution of the estimated market value of the Company's fixed income securities as of December 31, 2000 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
One year or less............................................  $ 28,366           7%
One year to five years......................................   166,001          38
Five years to ten years.....................................    85,391          20
Ten years to fifteen years..................................    60,987          14
More than fifteen years.....................................    52,307          12
                                                              --------         ---
          Securities with fixed maturities..................   393,052          91
Mortgage-backed securities..................................    40,792           9
                                                              --------         ---
          Total fixed income securities.....................  $433,844         100%
                                                              ========         ===

     The weighted average life of our mortgage-backed securities is four years. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to a reinvestment risk should interest rates fall or issuers call their securities and we are forced to invest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time.

BANK LOAN

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. We can borrow up to $300.0 million under the facility on a revolving basis until it expires on December 18, 2004. Outstanding advances bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of Houston Casualty and Avemco Insurance and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of December 31, 2000, total debt outstanding under the facility was $207.5 million and the weighted average interest rate was 8.18%. During March 2001, we reduced debt outstanding under the facility to $55.0 million using the proceeds from our recent public stock offering.

REGULATION

     The business of insurance is extensively regulated by the government. At this time, the insurance business in the United States is regulated primarily by the individual states. However, a form of federal financial services modernization legislation enacted in 1999 is expected to result in additional federal regulation of the insurance industry. In addition, some insurance industry trade groups are actively lobbying for legislation that would allow an option for a separate federal charter for insurance companies. The full extent to which the federal government will determine to directly regulate the business of insurance has not been determined by lawmakers. Also, various foreign governments regulate our international operations.

     Our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. We devote a significant effort toward obtaining and maintaining our licenses and compliance with a diverse and complex regulatory structure. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, regulatory authorities are vested with broad discretion to grant, renew and revoke licenses and approvals and to implement regulations governing the business and operations of insurers and insurance agents.

  Insurance Companies

     Our insurance companies, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Regulation by the states varies, but generally involves regulatory and supervisory powers of a state insurance official. The regulation and supervision of our insurance operations relates primarily to:

     - approval of policy forms and premium rates;

     - licensing of insurers and their agents;

     - periodic examinations of our operations and finances;

     - prescribing the form and content of records of financial condition required to be filed;

     - requiring deposits for the benefit of policyholders;

     - requiring certain methods of accounting;

     - requiring reserves for unearned premium, losses and other purposes;

     - restrictions on the ability of our insurance companies to pay dividends to us;

     - restrictions on the nature, quality and concentration of investments;

     - restrictions on transactions between insurance companies and their affiliates;

     - restrictions on the size of risks insurable under a single policy; and

     - standards of solvency, including risk-based capital measurements.

     In general, state insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize accounting principles which are different from the generally accepted accounting principles we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a liquidation concept while generally accepted accounting principles are based on a going-concern concept.

     Houston Casualty is domiciled in Texas. It operates on an admitted basis in Texas and may write reinsurance on all lines of business that it may write on a direct basis. Houston Casualty is an accredited reinsurer in 35 states and an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 46 states, three United States territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted companies on risks which are not insured by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer.

     Houston Casualty operates a branch office in London, England which is subject to regulation by regulatory authorities in the United Kingdom. Avemco Insurance is domiciled in Maryland and operates as a licensed admitted insurer in all states, the District of Columbia, and all Canadian provinces except Quebec. U.S. Specialty is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCC Life is domiciled in Indiana, and operates as a licensed admitted insurer in 41 states and the District of Columbia.

     State insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations to the payment of dividends above a specified level. Dividends in excess of those thresholds are "extraordinary dividends" and subject to prior regulatory approval.

  Underwriting Agencies and Intermediaries

     In addition to the regulation of insurance companies, the states impose licensing and other requirements on the insurance agency and service operations of our other subsidiaries. These regulations relate primarily to:

     - advertising and business practice rules;

     - contractual requirements;

     - financial security

     - licensing as agents, brokers, intermediaries, managing general agents or third party administrators;

     - limitations on authority; and

     - recordkeeping requirements..

     The manner of operating our underwriting agency and intermediary activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that we operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, we may have arrangements with residents or business entities licensed to act in the state.

  Statutory Accounting Principles

     The principal differences between statutory accounting principles, or SAP, and generally accepted accounting principles, or GAAP, the method by which we report our financial results to our shareholders in accordance with SEC requirements, are:

     - a liability is recorded for certain reinsurance recoverables under SAP, whereas under GAAP there is no such provision unless the recoverables are deemed to be not collectible.

     - certain assets which are considered "non-admitted assets" are eliminated from a balance sheet prepared in accordance with SAP but are included in a balance sheet prepared in accordance with GAAP;

     - certain reserves are recognized under SAP but not under GAAP;

     - deferred taxes are not provided under SAP;

     - fixed-income investments classified as available for sale are recorded at market value for GAAP and at amortized cost under SAP;

     - reinsurance balances are recorded on a gross basis under GAAP and on a net basis under SAP; and

     - under SAP, policy acquisition costs are expensed as incurred and under GAAP such costs are deferred and amortized to expense as the related premium is earned.

     The NAIC adopted Statements of Statutory Accounting Principles in March, 1998 as a product of its attempt to codify statutory accounting principles. Although subject to adoption by the individual states, an effective date of January 1, 2001 was established for implementation of the statements. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. The cumulative effect of codification is expected to increase statutory policyholders' surplus of our insurance company subsidiaries by approximately $6.0 million. We expect that the statutory surplus of our insurance companies after adoption will continue to be in excess of their regulatory risk-based capital requirements.

  Insurance Holding Company Acts

     Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of the states of Arkansas, California, Indiana, Maryland, Pennsylvania and Texas. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

  Risk-Based Capital

     The NAIC has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish "minimum" capital thresholds that vary with the size and mix of a company's business and assets. It is designed to identify companies with the capital levels that may require regulatory attention. As of December 31, 2000, each of our domestic insurance company subsidiaries' total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

  Insurance Regulatory Information System

     The NAIC has also developed a rating system, the Insurance Regulatory Information System, primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. The Insurance Regulatory Information System consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. Our insurance company subsidiaries Insurance Regulatory Information System ratios generally fall within the usual prescribed ranges except in satisfactorily explainable circumstances such as when there is a large reinsurance transaction, capital change, merger or planned growth.

  Pending or Proposed Legislation

     In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the NAIC, which seeks to promote uniformity of, and to enhance the state regulation of, insurance. In addition, the NAIC and state insurance regulators, as part of the NAIC's state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends.

     In recent years, a variety of measures have been proposed at the federal level to reform the current process of federal and state regulation of the financial services industries in the United States, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of current regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. A form of financial services modernization legislation was enacted at the federal level in 1999 through the Gramm-Leach-Bliley Act. That federal legislation will have significant implications on the banking, insurance and securities industries and could result in more cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of our operations. It also mandated the adoption of laws allowing reciprocity among the states in the licensing of agents and the adoption of laws and regulations dealing with the protection of the privacy of policyholder information. Also, the federal government has conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose overall federal regulation of insurers. In the past several years there have been a number of recommendations that the industry's anti-trust exemption be removed and the industry placed under federal regulation. If so, we believe state regulation of the insurance business would likely continue. This could result in an additional layer of federal regulation.

     We do not know at this time the full extent to which these federal or state legislative or regulatory initiatives will or may affect our operations, and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or its results of operations.

EMPLOYEES

     As of December 31, 2000, we had 958 employees. The employees include five executive officers, 19 senior management, 78 management and 856 other personnel. Of this number, 168 are employed by our insurance company subsidiaries, 521 are employed by our underwriting agency subsidiaries, 116 are employed by our intermediary subsidiaries, 69 are employed by our insurance services subsidiaries and 84 are employed at the corporate headquarters and elsewhere. With the restructuring of certain agency operations, 214 employees will move from the agency segment to the insurance company segment in 2001. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal and executive offices are located in Houston, Texas, in an approximately 51,000 square foot building owned by Houston Casualty. Houston Casualty also owns a 77,000 square foot building adjacent to its home office building. We also maintain offices in over 30 locations elsewhere in the United States and England. The majority of these additional locations are in leased facilities.

     Besides our home office, our principal office facilities are as follows:

SUBSIDIARY                                LOCATION             SQ. FT.   LEASE TERMINATION DATE
----------                                --------             -------   ----------------------
Avemco Insurance                Frederick, Maryland            40,000    Owned
U.S. Specialty Aviation
  Division                      Dallas, Texas                  40,000    March 31, 2004
HCC Benefits                    Costa Mesa, California         22,000    March 31, 2007
                                Atlanta, Georgia               21,000    January 31, 2006
HCC Employee Benefits           Houston, Texas                 20,000    August 31, 2001
U.S. Specialty Workers'
  Compensation Division         Northbrook, Illinois           19,000    April 1, 2005
LDG Re                          Wakefield, Massachusetts       34,000    October 31, 2001
Rattner Mackenzie               London, England                15,000    September 29, 2003

ITEM 3. LEGAL PROCEEDINGS

     We are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of any such lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock trades on the New York Stock Exchange under the ticker symbol "HCC".

     The intra-day high and low sales prices for quarterly periods during the period January 1, 1999 through December 31, 2000, as reported by the New York Stock Exchange were as follows:

                                                          2000              1999
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First quarter......................................  $15.00   $11.50   $21.44   $16.00
Second quarter.....................................   19.69    10.94    22.69    17.94
Third quarter......................................   22.94    18.69    25.13    13.88
Fourth quarter.....................................   27.19    17.63    16.69     8.00

     On March 16, 2001, the last reported sales price of our common stock as reported by the New York Stock Exchange was $24.55.

SHAREHOLDERS

     We have one class of authorized capital stock: 250,000,000 shares of common stock, par value $1.00 per share. As of March 16, 2001, there were 58,697,666 shares of issued and outstanding common stock held by 1,028 shareholders of record; however, we believe there are in excess of 15,000 beneficial owners.

DIVIDEND POLICY

     Beginning in June, 1996, we announced a planned quarterly program of paying cash dividends to shareholders. We paid a cash dividend of $0.02 per share in July, 1996 and in each succeeding quarter through the first quarter of 1997. We have increased the quarterly cash dividend in each year and beginning in October, 2000, our quarterly dividend was $0.06 per share. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of our bank loan, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

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

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA) (1)
                                          ----------------------------------------------------
                                            2000       1999       1998       1997       1996
                                          --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA
Revenue
  Net earned premium....................  $267,647   $141,362   $143,100   $162,571   $170,068
  Management fees.......................    96,058     90,713     74,045     51,039     28,651
  Commission income.....................    42,492     54,552     38,441     24,209     21,477
  Net investment income.................    39,794     30,933     29,335     27,587     23,593
  Net realized investment gain (loss)...    (5,321)    (4,164)       845       (328)     8,341
  Other operating income................    25,497     28,475     22,268     15,239     18,656
                                          --------   --------   --------   --------   --------
          Total revenue.................   466,167    341,871    308,034    280,317    270,786
Expense
  Loss and LAE..........................   198,470    109,650     91,302     96,514    114,464
  Operating expense
     Policy acquisition costs, net......    23,743      8,177     10,978     13,580      8,218
     Compensation expense...............    78,446     77,488     56,077     51,458     42,102
     Provision for reinsurance..........        --     43,462         --         --         --
     Other operating expense............    52,515     52,736     36,063     31,628     26,382
     Merger expense.....................        --         --        107      8,069     26,160
                                          --------   --------   --------   --------   --------
          Total operating expense.......   154,704    181,863    103,225    104,735    102,862
  Interest expense......................    20,347     12,964      6,021      6,004      4,993
                                          --------   --------   --------   --------   --------
          Total expense.................   373,521    304,477    200,548    207,253    222,319
                                          --------   --------   --------   --------   --------
  Earnings before income tax
     provision..........................    92,646     37,394    107,486     73,064     48,467
  Income tax provision..................    37,202     12,271     35,208     23,305      9,885
                                          --------   --------   --------   --------   --------
     Net earnings before accounting
       change...........................    55,444     25,123     72,278     49,759     38,582
Cumulative effect of accounting
  change................................    (2,013)        --         --         --         --
                                          --------   --------   --------   --------   --------
     Net Earnings.......................  $ 53,431   $ 25,123   $ 72,278   $ 49,759   $ 38,582
                                          ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE DATA:
  Earnings before accounting change.....  $   1.11   $   0.51   $   1.51   $   1.06   $   0.86
  Cumulative effect of accounting
     change.............................     (0.04)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net Earnings..........................  $   1.07   $   0.51   $   1.51   $   1.06   $   0.86
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding...    49,745     49,061     47,920     46,995     44,795
                                          ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE DATA:
  Earnings before accounting change.....  $   1.10   $   0.51   $   1.48   $   1.03   $   0.84
  Cumulative effect of accounting
     change.............................     (0.04)        --         --         --         --
                                          --------   --------   --------   --------   --------
  Net Earnings..........................  $   1.06   $   0.51   $   1.48   $   1.03   $   0.84
                                          ========   ========   ========   ========   ========
  Weighted average shares outstanding...    50,622     49,649     48,936     48,209     46,043
                                          ========   ========   ========   ========   ========
Cash dividends declared, per share......  $   0.22   $   0.20   $   0.16   $   0.12   $   0.06
                                          ========   ========   ========   ========   ========

                                                           DECEMBER 31,
                                           (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                            ---------------------------------------------------------------------------
                            PRO FORMA(3)
                                2000          2000         1999         1998         1997        1996
                            ------------   ----------   ----------   ----------   ----------   --------
                            (UNAUDITED)
BALANCE SHEET DATA:
Total investments.........   $  710,626    $  710,290   $  581,322   $  525,646   $  518,772   $468,725
Premium, claims and other
  receivables.............      562,868       562,868      622,087      382,630      252,618    168,300
Reinsurance
  recoverables............      789,412       789,412      736,485      372,672      176,965    132,328
Ceded unearned premium....      114,469       114,469      133,657      149,568       84,610     71,758
Goodwill..................      266,015       266,015      263,687       88,043       34,758     10,922
     Total assets.........    2,743,312     2,742,976    2,664,724    1,709,069    1,198,132    965,793
Loss and LAE payable......      944,117       944,117      871,104      460,511      275,008    229,049
Unearned premium..........      190,550       190,550      188,524      201,050      152,094    156,268
Notes payable.............       59,633       212,133      242,546      121,600       80,750     72,917
Shareholders' equity......      682,271       529,435      457,428      439,863      365,601    296,524
Book value per share(2)...        11.86         10.46         9.29         9.12         7.66       6.49

---------------

(1) Certain amounts in the 1999, 1998, 1997, and 1996 selected consolidated financial data have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on the Company's net earnings, shareholders' equity, or cash flows.

(2) Book value per share is calculated by dividing the sum of shares outstanding plus contractually issuable shares into total shareholders' equity.

(3) During March 2001, we sold 6.9 million shares of our Common Stock in a public offering at a price of $23.35 per share. Most of the net proceeds of approximately $152.8 million was used to pay down our notes payable. The unaudited pro forma balance sheet data shows the effect of the transactions as if they had occurred December 31, 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We primarily receive our revenue from earned premium from derived from our insurance company operations, management fees generated by our underwriting agency operations, commission income produced by our intermediary operations, investment income from all of our operations and capital and other operating income. Our core underwriting activities involve providing accident and health reinsurance and aviation, marine and offshore energy, medical stop-loss, property and workers' compensation insurance, each of which is marketed either directly to customers or through a network of independent or affiliated agents and brokers.

     During the past several years, we have substantially increased our shareholders' equity through the issuance of equity securities and through our retained earnings, thereby enabling us to increase the underwriting capacity of our insurance companies. With this additional equity, we increased underwriting activity across many of our core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for each of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for each of our lines of business based upon market conditions and the level of risk we wish to retain.

     During 1999 and 2000, our underwriting agencies underwrote aviation, medical stop-loss, occupational accident and workers' compensation insurance and a variety of accident and health related insurance and reinsurance products on behalf of our insurance companies and unaffiliated insurance companies. Our underwriting agency activities are fee based and non-risk bearing.

     Effective January 1, 2001, in conjunction with the expansion of underwriting activities by our insurance companies and in an effort to streamline certain of our operations, we consolidated the operations of certain of our agency operations, with those of certain of our insurance companies. We have consolidated the operations of our domestic general aviation underwriting agency, HCC Aviation, and our occupational accident and workers' compensation underwriting agency, HCC Employer Services, with those of U.S. Specialty, and the operations of our London-based accident and health reinsurance underwriting agency subsidiary, LDG Re (London), with those of the London branch of Houston Casualty. These consolidations will result in a reduction in management fee income and the net earnings from our underwriting agency segment, but such reduction will be more than offset over time by increases in net earnings of our insurance company segment. The cost of this restructuring was $1.0 million (after-tax) and was recorded in the fourth quarter of 2000. A total of 26 employees were or will be terminated as a result of this consolidation. As market conditions warrant, we anticipate reviewing our other agency operations to determine if similar consolidation activities will provide greater operating efficiencies.

     Our intermediaries are fee based, non-risk bearing and place reinsurance for our insurance companies and underwriting agencies and for other non-affiliated insurance companies and risk taking entities, as well as insurance on behalf of medium and large corporate clients.

     Other operating income is generated through our insurance services operations, which support our own operations as well as provide services for other clients. Additionally, other operating income may include the equity in the earnings of a company in which we invest, dividends or gains or losses from the disposition of these investments.

     From 1998 through 2000, in response to adverse market conditions, we focused our acquisition activities on expanding our underwriting agency and intermediary operations for three principal reasons:

     - to increase the management fees and commission income components of our total revenue, which we believed were a more predictable and stable source of revenue than the potential underwriting gain from insurance company operations during periods of overly competitive pricing;

     - to insulate our Company from a decline in our revenue growth rate as insurance premium rates became more competitive in our specialty lines of business and we became more selective in our underwriting, resulting in reduced earned premium;

     - to provide a future source of premium revenue to our insurance companies and greater control of premium distribution channels.

     In 1999, due to a reduction in reinsurance capacity, rates began to increase, particularly in the accident and health reinsurance, general aviation and medical stop-loss lines of business. Market conditions continued to improve in 2000 and we anticipate further improvement in 2001. In response to these changing market conditions, we plan to continue to expand these underwriting activities in our insurance companies and in our other lines of business as they also improve.

     During December, 1999, we acquired all of the outstanding shares of The Centris Group, Inc. in a transaction accounted for using the purchase method of accounting. Therefore, the results of operations and cash flows of Centris are included in the condensed consolidated statements of earnings and cash flows for the twelve months ended December 31, 2000, but are not included in the condensed consolidated statement of earnings and cash flows for the twelve months ended December 31, 1999 and earlier periods.

     Centris was the parent corporation of a group of insurance companies and underwriting agencies principally operating in the medical stop-loss line of business. Centris' primary insurance company subsidiary was the entity now known as HCC Life Insurance Company. Following the acquisition, HCC Life's operations were relocated to Houston, and it became a subsidiary of Houston Casualty. Centris' medical stop-loss underwriting agency operations have been combined with HCC Benefits' operations. Since the date of the acquisition, the premium rates for medical stop-loss have increased substantially and the loss ratio has greatly improved for the 2000 business underwritten by the combined operations. In connection with the integration of Centris' operations with our own, we took a restructuring charge, which was accrued at the date of acquisition.

     From 1992 through 1999, our employee count had grown from less than 100 to more than 1,000. In the fourth quarter of 1999, we determined, based upon a review of our operations, that our operating efficiency and profitability could be enhanced principally by reducing the employee count in certain operations. We therefore implemented a restructuring plan which resulted in the termination of 92 of our employees during 1999. This restructuring resulted in a decreased level of operating expenses in 2000 for the operating entities affected.

RESULTS OF OPERATIONS

     The following table sets forth certain premium revenue information for the three years ended December 31, 2000 (dollars in thousands):

                                                      2000        1999        1998
                                                    ---------   ---------   ---------
Direct............................................  $ 676,730   $ 291,513   $ 228,629
Reinsurance assumed...............................    290,727     276,818     269,647
                                                    ---------   ---------   ---------
  Gross written premium...........................    967,457     568,331     498,276
Reinsurance ceded.................................   (683,669)   (428,407)   (376,393)
                                                    ---------   ---------   ---------
  Net written premium.............................    283,788     139,924     121,883
Change in unearned premium........................    (16,141)      1,438      21,217
                                                    ---------   ---------   ---------
  Net earned premium..............................  $ 267,647   $ 141,362   $ 143,100
                                                    =========   =========   =========

     The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 2000:

                                                              2000    1999    1998
                                                              -----   -----   -----
Net earned premium..........................................   57.4%   41.4%   46.5%
Management fees.............................................   20.6    26.5    24.0
Commission income...........................................    9.1    16.0    12.5
Net investment income.......................................    8.5     9.0     9.5
Net realized investment gain (loss).........................   (1.1)   (1.2)    0.3
Other operating income......................................    5.5     8.3     7.2
                                                              -----   -----   -----
          Total revenue.....................................  100.0   100.0   100.0
Loss and LAE................................................   42.6    32.1    29.6
Net operating expense *.....................................   33.2    53.2    33.5
Interest expense............................................    4.3     3.8     2.0
                                                              -----   -----   -----
          Earnings before income tax provision..............   19.9    10.9    34.9
Income tax provision........................................    8.0     3.6    11.4
                                                              -----   -----   -----
          Net earnings before accounting change.............   11.9%    7.3%   23.5%
                                                              =====   =====   =====

---------------

 *  Includes provision for reinsurance in 1999.

  Year Ended December 31, 2000 Versus Year Ended December 31, 1999

     Our total revenue increased 36% to $466.2 million in 2000 compared to 1999. This revenue increase resulted from the higher retention of premium underwritten by our insurance companies, particularly in the medical stop-loss line of business, and increased investment income. We expect the upward trend in revenue to continue.

     Our net investment income increased 29% to $39.8 million in 2000 compared to 1999. This increase was primarily due to a higher level of invested assets which resulted from the greater retentions of premium underwritten by our insurance companies, the investment of cash received during the first quarter of 2000 from our commutation with a reinsurer and cash flow from operations. We expect cash flow to continue to improve, thereby increasing net investment income, which could be substantially offset by falling interest rates.

     In 2000, we engaged General Re New England Asset Management, a subsidiary of Berkshire Hathaway, Inc. and a nationally prominent investment advisor, particularly to insurance companies, and undertook an in-depth review and restructuring of our investment portfolio. As a part of this restructuring, we have shortened our investment portfolio's duration but have not significantly changed the average credit rating. Our net realized investment losses from sales or write downs of equity securities was $5.6 million in 2000, compared to losses of $3.9 million in 1999. In 2000, we recognized a $5.1 million realized loss from the write down of an equity investment to its estimated fair market value based upon market quotations compared to a similar write down of $4.3 million in 1999. Our net realized investment gains from the disposition of fixed income securities were $203,000 in 2000, compared to losses of $164,000 in 1999.

     Our compensation expense increased to $78.4 million during 2000 from $77.5 million in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to the Centris acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring and the sale of non-core subsidiaries. Other than the restructuring expenses discussed below, other operating expenses increased to $51.8 million from $47.2 million for similar reasons. Included in other operating expense are restructuring expenses of $761,000 in 2000 and $5.5 million in 1999. Currency conversion losses amounted to $330,000 in 2000, compared to gains of $442,000 in 1999.

     Our interest expense was $20.3 million in 2000 compared to $13.0 million in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding the Centris acquisition. Interest expense will be down substantially in 2001 as a result of our reduced level of debt following our equity offering in March, 2001.

     Our income tax expense was $35.9 million in 2000 compared to $12.3 million in 1999. Our effective tax rate was 40% in the 2000 period compared to 33% in 1999. Most of the increase in the effective tax rate was due to non-deductible goodwill amortization relating to the Centris acquisition, a shift of fixed income investments to taxable instruments from tax exempt instruments and increased underwriting agency income which is subject to state income taxes.

     Our net earnings in 2000 increased 113% to $53.4 million or $1.06 per diluted share from $25.1 million or $0.51 per diluted share in 1999. These increases result principally from improved underwriting results, an increase in investment income and the effects of the provision for reinsurance and a larger restructuring expense recorded during 1999. In 2000, we incurred a $2.0 million after-tax charge for a change in accounting principles to conform our agency and intermediary revenue recognition principles to those required by the guidance in SEC Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements." The change was not material to earnings before cumulative effect of accounting change for 2000.

     Our book value per share was $10.46 as of December 31, 2000, up from $9.29 as of December 31, 1999. During March 2001, we sold 6.9 million shares of our common stock at a price of $23.25 per share. If this transaction had occurred on December 31, 2000, our pro forma book value per share would have increased to $11.86.

SEGMENTS

  Insurance Companies

     Gross written premium generated by our insurance companies increased 70% to $967.5 million in 2000 compared to 1999 due to new business, rate increases, increased participation by our insurance companies in the business underwritten by our underwriting agencies and the acquisition of Centris. Net written premium generated by our insurance companies in 2000 increased 103% to $283.8 million compared to 1999, as our insurance companies have increased retentions in many of their lines of business as underwriting results showed improvement. Net earned premium increased 89% to $267.6 million during 2000 for the same reasons. We expect net premium increases to continue in 2001.

     Loss and loss adjustment expense incurred by our insurance companies increased to $198.5 million in 2000 from $109.7 million in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium, net of the effect of improved underwriting results. The GAAP net loss ratio decreased to 74.2% in 2000 from 77.6% in 1999. In 2000, we also recorded a $4.4 million increase in reserves for discontinued lines of business acquired with our 1999 acquisition of Centris. This increase represents 1.6% of the 2000 net loss ratio. The GAAP gross loss ratio decreased to 79.4% in 2000 from 116.5% in 1999. The general improvement in our loss ratios result from the effects of increased premium rates in certain lines of business, reduced writings in other unprofitable lines of business and a general improvement in market conditions, particularly in the domestic aviation and medical stop-loss lines of business. The statutory net combined ratio of our insurance companies was 98.1% for 2000 compared to 129.9% (104.1% excluding effects of the provision for reinsurance) in 1999.

     During 2000, we had net loss and LAE redundancy of $9.6 million relating to prior year losses compared to a deficiency of $4.6 million in 1999 and we had gross loss and LAE redundancy of $1.9 million compared to a deficiency of $90.0 million in 1999. The 1999 gross deficiency results from two principal conditions. The first is the development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there was no material effect to our net earnings. Secondly, during 1999 in connection with the insolvency of one of our reinsurers and with the commutation, finalized subsequent to year end, of all liabilities with another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999. The other deficiencies and redundancies in the reserves result from our continued review with our actuaries of loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. We continue to believe we have provided for all material net incurred losses.

     Policy acquisition costs, which are net of commissions on ceded reinsurance, increased to $23.7 million during 2000 from $8.2 million for 1999. This increase in costs results from higher retained premium and the resulting reduced ceding commissions.

     Net earnings of our insurance companies increased to $24.2 million in 2000 from a loss of $10.7 million in 1999, primarily as a result of improved underwriting results, the effect of the provision for reinsurance recorded in 1999 and the increase in investment income.

  UNDERWRITING AGENCIES

     Premiums underwritten by our underwriting agencies increased 27% to $1.1 billion for 2000 compared to 1999. Management fees generated by our underwriting agencies increased 6% to $96.1 million in 2000 compared to 1999. These increases resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and the Centris acquisition. The increase in management fees was disproportionate to the increase in written premium as a result of higher policy issuance fees and increased retentions by our insurance companies which reduced management fees earned by our underwriting agencies. These reductions are offset by an equal reduction in net policy acquisition costs of our insurance companies. Net earnings of our underwriting agencies increased 13% to $19.4 million in 2000 from $17.2 million in 1999 due to increased revenue, a smaller restructuring charge in 2000 than in 1999 and higher pretax margins primarily as a result of the successful integration of the Centris acquisition.

  INTERMEDIARIES

     Commission income decreased to $42.5 million in 2000 from $54.6 million in 1999. Net earnings of our intermediary subsidiaries decreased to $9.2 million in 2000 from $13.6 million in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of our insurance companies as a result of their planned increase in retentions.

     In January 2001, we acquired all of the outstanding shares of Schanen Consulting for 996,805 shares of our common stock. This transaction will be recorded using the pooling-of-interests method of accounting. Schanen Consulting's operations have been consolidated with those of HCC Employee Benefits, our specialty retail employee benefits agency.

  OTHER OPERATIONS

     Other operating revenue decreased to $25.5 million during 2000 from $28.5 million for the same period in 1999. Net earnings of our other operations decreased to $6.0 million in 2000 from $7.6 million in 1999. Revenue and earnings can vary considerably from period to period depending on investment or disposition activity.

  RESTRUCTURING

     As of December 31, 1999, we accrued a restructuring liability of $4.0 million related to our ongoing operations. As of December 31, 2000, all restructuring costs had been paid or adjusted with the exception of a remaining liability of $105,000. During 2000, we determined that one of the leased offices scheduled to be closed would be retained. Therefore, we reversed $789,000 (included as a credit in other operating expenses in the consolidated financial statements) of the restructuring expense recorded during the fourth quarter of 1999, of which $514,000 was the reversal of the accrual for future lease payments and $275,000 was the reversal of the write-off of certain assets.

     As of December 31, 1999, we had also accrued a restructuring liability related to our acquisition of Centris. Changes in the accrual between December 31, 1999 and December 31, 2000 are shown in the table below:

                                         ACCRUED        PAID         2000         ACCRUED
                                       AT 12/31/99    IN 2000     ADJUSTMENTS   AT 12/31/00
                                       -----------   ----------   -----------   -----------
Contractual executive severance
  accruals...........................  $5,866,000    $6,027,000   $  166,000    $    5,000
Other severance accruals.............     397,000       541,000      258,000       114,000
Lease obligation accruals............     848,000     1,004,000    1,196,000     1,040,000
                                       ----------    ----------   ----------    ----------
          Total......................  $7,111,000    $7,572,000   $1,620,000    $1,159,000
                                       ==========    ==========   ==========    ==========

     The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations.

     During the fourth quarter of 2000, we also recorded a restructuring charge and associated expenses of $1.5 million. A total of 26 employees were or will be terminated as a result of our restructuring of certain underwriting agency operations and their integration into our insurance company operations. The charges affected both segments and consisted of $557,000 accrued severance pay to be paid at various times throughout 2001 and $992,000 for the write down or write off of various impaired assets, primarily redundant computer software.

  Year Ended December 31, 1999 Versus Year Ended December 31, 1998

     Our revenue increased 11% to $341.9 million in 1999, from $308.0 million in 1998. The revenue increase was principally a result of increases in non-risk bearing management fees and commission income. This growth is from new business and acquisitions.

     Our net investment income increased 5% to $30.9 million in 1999 from $29.3 million in 1998, reflecting a slightly higher level of investment assets and increased interest rates earned on short-term investments.

     Our net realized investment losses from sales or write downs of equity securities were $3.9 million in 1999, compared to losses of $166,000 in 1998. In 1999, we recognized a $4.3 million realized loss from the write down of one equity investment to its estimated fair market value based upon market quotations. Our net realized investment losses from the disposition of fixed income securities were $164,000 in 1999, compared to gains of $1.0 million in 1998. The losses in 1999 resulted from the sale of bonds in connection with the funding of the Centris acquisition.

     Our compensation expense increased to $77.5 million in 1999, from $56.1 million in 1998. This increase reflects a normal progressional increase due to business growth as well as the effect of acquisitions. Other operating expenses increased $11.1 million to $47.2 million, before restructuring expenses of $5.5 million, during the same period for similar reasons. Our currency conversion gains amounted to $442,000 in 1999, compared to gains of $219,000 in 1998.

     We recorded a restructuring charge and associated expenses of $5.5 million during the fourth quarter of 1999. Since our initial public offering in 1992, we have completed more than fifteen acquisitions. During that time, total employees had grown from less than 100 to more than 1,000. As a result of this rapid growth, we believe certain operating inefficiencies occurred. At the beginning of the fourth quarter of 1999, we made a review of our operations and determined that they could be made more efficient, principally by reducing the employee count in certain operations. We believe that this restructuring will strengthen our corporate and management structure and enhance future earnings by improving operating efficiency and therefore profitability. The charge included severance pay of $3.8 million for 92 employees, $1.0 million related to lease costs of office space made redundant as a result of the restructuring plan and an asset write down of $647,000, principally of leasehold improvements, and other assets related to the redundant space.

     Our interest expense was $13.0 million for 1999, an increase of $6.9 million from 1998. The increase is a result of increased debt outstanding as a result of funding for acquisitions.

     Our income tax expense was $12.3 million in 1999 compared to $35.2 million in 1998. The decrease was due to the reduction in earnings before income tax. Our effective tax rate for both years was approximately the same.

     Our net earnings in 1999 decreased to $25.1 million from $72.3 million in 1998, due to the provision for reinsurance, which equated to $28.3 million after income taxes, or $0.57 per diluted share, the higher net loss ratio and the restructuring expense, which, after income taxes, amounted to $0.07 per diluted share. Diluted earnings per share decreased to $0.51 per share from $1.48 per share during the same period.

     Our book value per share was $9.29 as of December 31, 1999, up from $9.12 as of December 31, 1998.

SEGMENTS

  Insurance Companies

     Gross written premium for our insurance companies increased 14% to $568.3 million in 1999, from $498.3 million in 1998. Our accident and health reinsurance, medical stop-loss and workers' compensation lines of business showed strong growth because our insurance companies continued to participate in more of the business written by our underwriting agencies. This growth was partially offset by reductions in offshore energy and property premium as a result of the continuing extremely soft conditions in these markets. Net written premium for our insurance companies increased 15% in 1999 to $139.9 million from $121.9 million in 1998, as a result of increases in retained aviation and medical stop-loss premium. Net earned premium decreased slightly in 1999 to $141.4 million from $143.1 million in 1998 as changes in earned premium lag behind changes in written premium.

     Loss and loss adjustment expense incurred by our insurance companies increased to $109.7 million in 1999, from $91.3 million in 1998, and the GAAP net loss ratio increased to 77.6% in 1999, from 63.8% in 1998. The GAAP gross loss ratio was 116.5% in 1999 compared to 109.2% in 1998. The deterioration is primarily from poor results in the aviation, medical stop-loss and property lines of business. We have taken steps to reduce these gross loss ratios, primarily by increasing premium rates and more selective underwriting. The statutory net combined ratio was 129.9% (104.1% excluding the effects of the provision for reinsurance) in 1999 compared to 82.9% in 1998.

     During 1999, we had a net loss and loss adjustment expense deficiency of $4.6 million relating to prior year losses compared to a redundancy of $14.6 million in 1998. During 1999, we had a gross loss and loss adjustment expense deficiency of $90.0 million compared to a deficiency of $33.5 million in 1998. The 1999 gross deficiency results from two principal conditions. The first is the development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. However, because these policies were substantially reinsured, there was no material effect to our net earnings. Secondly, during 1999, in connection with the insolvency of one of our reinsurers and with the commutation of all liabilities of another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance we recorded in 1999. The other deficiencies and redundancies in the reserves result from our continued review with our actuaries of loss reserves and the increase or reduction of those reserves as losses are finally settled and claims exposures are reduced.

     In 1999, our insurance companies recorded a $43.5 million provision for reinsurance to reflect an estimated $29.5 million pre-tax loss for the insolvency of a reinsurer and an estimated $14.0 million pre-tax loss, the majority of which represents the discount on ceded reserves related to the commutation we initiated of all liabilities with another reinsurer. The commutation was settled for cash and other assets totaling $56.5 million in February, 2000.

     Our insurance companies' policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased $2.8 million to $8.2 million in 1999, from $11.0 million in 1998. This decrease reflects a greater amount of gross premium ceded and, therefore, a higher level of ceding commissions.

     Net earnings of our insurance companies decreased to a loss of $10.7 million in 1999, from a profit of $33.8 million in 1998, as a result of the provision for reinsurance, the effect of restructuring and the higher net loss ratio.

  Underwriting Agencies

     Management fees generated by our underwriting agencies increased 23% to $90.7 million in 1999, from $74.0 million in 1998. Premium underwritten on behalf of both our insurance companies and other insurance companies increased to $848.1 million in 1999, an increase of 20% from $706.2 million in 1998. Both increases resulted from acquisitions and internal growth of existing operations. The underwriting agency segment also incurred a $1.9 million, net of income tax, restructuring expense in 1999. In addition to its impact on the agency segment, growth in underwriting agency premium has a positive impact on both the insurance company segment and the intermediary segment.

     Net earnings of our underwriting agencies decreased to $17.2 million in 1999, from $19.4 million in 1998. Acquisitions made during 1998 and 1999 had not yet had a positive impact on net earnings due to licensing and other regulatory requirements, which were still in process.

  Intermediaries

     Commission income generated by our intermediaries increased 42% to $54.6 million in 1999, from $38.4 million in 1998, primarily as a result of the January 1, 1999 acquisition of Rattner Mackenzie. Net earnings of the intermediaries decreased to $13.6 million in 1999 from $16.9 million in 1998. The increase in net earnings generated by Rattner Mackenzie was offset by fewer large brokerage transactions in 1999 and other reductions, including a $902,000 (net of income tax) restructuring expense in 1999.

  Other Operations

     Our other operating revenue increased 28% to $28.5 million in 1999, from $22.3 million in 1998. There was a general increase in revenue of the service operations, net of the decrease in revenue related to operations disposed of in late 1998. Other operating net earnings increased to $7.6 million in 1999, from $4.8 million in 1998 due principally to the higher earnings of the service operations. Revenue and earnings can vary considerably from period to period depending on investment or disposition activity.

LIQUIDITY AND CAPITAL RESOURCES

     We receive substantial cash from premiums, reinsurance recoverables, and management fee and commission income and, to a lesser extent, investment income, and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, and repayment policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are less than the gross balances shown in our condensed consolidated balance sheets.

     We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $116.5 million, or 19% since December 31, 1999, and totaled $724.3 million as of December 31, 2000, of which $277.0 million was cash and short-term investments. The increase in investments resulted from increased operating cash flows and from the collection of a commutation receivable. Total assets increased slightly to $2.7 billion as of December 31, 2000.

     Our investment portfolio includes a high percentage of liquid investments and generates a significant amount of investment income, which serves as a source of cash flow. The average tax equivalent yield on investments was 7.3% in 2000, compared to 7.2% in 1999. The weighted average duration of the portfolio was four years as of December 31, 2000. Over 99% of our fixed income securities were rated A or better by Standard & Poor's. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

     As of December 31, 2000, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $55.0 million available through December 31, 2001. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $68.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest less 1% (8.5% at December 31, 2000). At December 31, 2000, letters of credit totaling $26.4 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities of $33.1 million collateralizing the lines.

     During March 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to approximately $152.8 million after deducting underwriting discounts and commissions and estimated offering expenses. Most of the proceeds, $152.5 million, were used to pay down our bank facility.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. We can borrow up to $300.0 million under the facility on a revolving basis until it expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of Houston Casualty and Avemco Insurance and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of December 31, 2000, total debt outstanding under the facility was $207.5 million and the weighted average interest rate was 8.18%. During March 2001, we reduced debt outstanding under the facility to $55.0 million using the proceeds from our recent public stock offering.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Houston Casualty and U.S. Specialty, both Texas domiciled companies, paid no dividends in 1999 or 2000. During 2001, Houston Casualty's ordinary dividend capacity will be approximately $23.1 million and U.S. Specialty's ordinary dividend capacity will be approximately $10.6 million.

     Under the laws of the State of Maryland, Avemco Insurance may only pay dividends out of statutory earned surplus. The maximum amount of dividends that Avemco Insurance may pay without prior regulatory approval in any twelve-month period is the greater of its statutory net income (under certain conditions) for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Avemco Insurance paid an extraordinary dividend of $45.0 million during December, 1999, but paid no dividends during 2000. During 2001, Avemco Insurance will have an ordinary dividend capacity of approximately $18.2 million.

     HCC Life Insurance Company is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of its statutory net gain from operations for the prior calendar year or 10% of its policyholders' surplus as of the prior year end. HCC Life paid no dividends in 2000. During 2001, HCC Life's ordinary dividend capacity will be approximately $6.3 million.

     As of December 31, 2000, we had a net deferred tax asset of $6.7 million compared to $18.3 million as of December 31, 1999. Due to our history of consistent earnings and expectations for future earnings and to the ability to carry losses back to profitable years for tax purposes, we expect to be able to fully realize the benefit of our net deferred tax asset.

     The overall increase in underwriting activity by our insurance companies and the Centris acquisition in December, 1999 resulted in increases in gross loss reserves, life and annuity policy benefits and gross unearned premiums. Related amounts of reinsurance recoverables, ceded life and policy benefits and ceded unearned premium also increased.

     We continue to collect our receivables and recoverables generally in the ordinary course of business and we have not incurred and do not expect to incur any significant liquidity difficulties as a result of the substantial growth in gross amounts due. However, during 2000, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, have sought arbitration of these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

     As of December 31, 2000, each of our domestic insurance companies' total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

     Regulatory guidelines suggest that a property and casualty insurer's annual statutory gross written premium should not exceed 900% of its statutory policyholders' surplus and net written premium should not exceed 300% of its statutory policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. In the past, our property and casualty insurance companies have maintained premium to surplus ratios significantly lower than such guidelines and generally below industry norms. For the year ended December 31, 2000, our statutory gross written premium to policyholders' surplus was 298.0% compared to 182.6% for the year ended December 31, 1999. For the year ended December 31, 2000, our statutory net written premium to policyholders' surplus was 87.0% compared to 47.6% for the year ended December 31, 1999. The gross written premium ratio has increased during 2000 with the acquisition of Centris' book of medical stop-loss business and the increasing use of our insurance companies as the issuing company for business written by our underwriting agencies. This ratio is expected to stabilize at or decrease from its 2000 level as statutory policyholders' surplus increases due to the retention of earnings and other increases in policyholders' surplus.

IMPACT OF INFLATION

     Our operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, for competitive reasons, such premiums may not fully offset the effects of inflation. However, because the majority of our business is comprised of lines which have relatively short lead times between the occurrence of an insured event, reporting of the claims to us and the final settlement of the claims, the effects of inflation are minimized.

     A significant portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments. Also, the market value of our investments vary depending on economic and market conditions and interest rates. Any significant increase in interest rates could have a material adverse effect on the market value of our investments. In addition, the interest rate payable under our $300.0 million bank loan floats with that of the market. Any significant increase in interest rates could have a material adverse effect on our earnings, depending on the amount borrowed on our bank facility.

FOREIGN EXCHANGE RATE FLUCTUATIONS

     We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is with respect to fluctuations in the exchange rate between the major European currencies and the U.S. Dollar. For the year ended December 31, 2000, our loss from currency conversion was $(330,000) compared to gains of $442,000 in 1999 and $219,000 in 1998.

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Rattner Mackenzie has revenue streams in U.S. Dollars and Canadian Dollars ("CAD") but its expenses are paid in British Pound Sterling ("GBP"). To mitigate our foreign exchange risk, we entered into foreign currency forward contracts expiring at staggered times through December 31, 2001. As of December 31, 2000 we had forward contracts to sell U.S. $7.5 million for GBP at an average rate of 1.00 GBP equals U.S. $1.50 and to sell CAD $600,000 for GBP at an average exchange rate of 1.00 GBP equals CAD $2.18. This compares with December 31,1999 when we had forward contracts to sell U.S. $12.0 million for GBP at an average rate of 1.00 GBP equals U.S. $1.60. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. This permits us to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, we may continue to limit our exposure to currency fluctuations through the use of foreign currency forward contracts. We utilize these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculation or trading investment.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998, and became effective for us January 1, 2001. We utilize derivatives or hedging strategies on a limited basis. The cumulative effect adjustment due to this change in accounting has been calculated by us and is not material to our financial position, results of operations or cash flows nor do we expect the adoption of SFAS No. 133 to be material on an ongoing basis due to our limited use of derivatives.

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998 as a product of its attempt to codify statutory accounting principles. Although subject to adoption by the individual states, an effective date of January 1, 2001 was established for implementation of the statements. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. The cumulative effect of codification is expected to increase statutory policyholders' surplus of our insurance company subsidiaries by approximately $6.0 million. We expect that the statutory surplus of our insurance company subsidiaries after adoption will continue to be in excess of their regulatory risk-based capital requirements.

     In addition, the Financial Accounting Standards Board has recently announced that it proposes to change the accounting for certain acquisitions and goodwill. This pronouncement, if finally adopted, could affect the way we account for and the structure of future acquisitions. Final rules implementing the announced standards are not expected until the second quarter of 2001 and no date has been established for adopting the final standards.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the Euro, which became the common legal currency of those countries on that date. The participating countries' former national currencies will continue to serve as legal tender and as denominations of the Euro until January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. We do not expect the introduction of the Euro to have a material effect on our business, financial condition or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Our principal assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are: interest rate risk on fixed income securities and interest expense on variable rate debt, equity risk on marketable equity securities, credit risk on reinsurance recoverables and foreign currency exchange rate risk.

     To manage the exposures of our investment risks, we generally invest in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of the insurance liabilities of our insurance companies. We have not historically used derivatives to manage any of our investment related market risks.

     Caution should be used in evaluating overall market risk from the information below. Actual results could differ materially from estimates below for a variety of reasons, including, among other things:

     - amounts and balances on which the estimates are based are likely to change over time;

     - assumptions used in the models may prove to be inaccurate;

     - market changes could be different from market changes assumed below; and

     - not all factors and balances are taken into account.

  Interest Rate Risk

     The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of our fixed income securities as of December 31, 2000 was $433.8 million and was $342.6 million, as of December 31, 1999. If market interest rates were to change 1%, (e.g. from 6% to 5%) the fair value of our fixed income securities would change approximately $17.9 million as of December 31, 2000. This compares to change in value of $17.2 million as of December 31, 1999 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

     Our $300 million bank loan is subject to variable interest rates. Thus, our interest expense is directly correlated to market interest rates. As of December 31, 2000, we had $207.5 million in debt outstanding under the bank loan. At this debt level, a 1% change in market interest rates (e.g. from 8.0% to 7.0%) would change our annual interest expense by $2.1 million. As of December 31, 1999, we had $235.0 million in debt outstanding under the bank loan. At that debt level, the 1% change in market interest rates would have changed interest expense by $2.4 million. During March 2001, we reduced our debt under the bank loan to $55.0 million. At that debt level, a 1% change in market interest rates would change our annual interest expense $550,000.

  Equity Risk

     Our portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of our marketable equity securities as of December 31, 2000 was $6.3 million, compared to $20.0 million as of December 31, 1999. If the market price of all marketable equity securities were to change by 10% as of these dates, the fair value of our equity portfolio would have changed $628,000 as of December 31, 2000 and $2.0 million as of December 31, 1999.

  Credit Risk

     See Reinsurance Ceded section contained in Item 1., Business, and Footnote
(8) in the Notes to Consolidated Financial Statements.

  Foreign Exchange Risk

     The table below shows the net amounts of significant foreign currency balances at December 31, 2000 and 1999 converted to U.S. Dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times:

                                               2000                          1999
                                    ---------------------------   ---------------------------
                                                  HYPOTHETICAL                  HYPOTHETICAL
                                    U.S. DOLLAR   10% CHANGE IN   U.S. DOLLAR   10% CHANGE IN
                                    EQUIVALENT     FAIR VALUE     EQUIVALENT     FAIR VALUE
                                    -----------   -------------   -----------   -------------
British Pound Sterling............  $7,486,000      $749,000      $5,974,000      $597,000
Euro and 11 national currencies...   1,345,000       135,000       1,054,000       105,000
Cape Verde Escudo.................   1,685,000       169,000          38,000         4,000

     See Foreign Exchange Rate Fluctuations section contained in Item 7, Management's Discussion and Analysis, and Footnotes (1) and (9) in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, and which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b) FINANCIAL STATEMENT SCHEDULES

     The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

(c) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by us during the fourth quarter of 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HCC Insurance Holdings, Inc.
                                            --------------------
                                                (Registrant)

                                            By:     /s/ STEPHEN L. WAY
                                              ----------------------------------
                                                        Stephen L. Way
                                               Chairman of the Board and Chief
                                                       Executive Officer

Dated: March 30, 2001

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

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----

                 /s/ STEPHEN L. WAY                    Chairman of the Board of         March 30, 2001
-----------------------------------------------------    Directors and Chief Executive
                  (Stephen L. Way)                       Officer (Principal Executive
                                                         Officer)

                 /s/ MARVIN P. BUSH*                   Director                         March 30, 2001
-----------------------------------------------------
                  (Marvin P. Bush)

               /s/ FRANK J. BRAMANTI*                  Director and Executive Vice      March 30, 2001
-----------------------------------------------------    President
                 (Frank J. Bramanti)

               /s/ PATRICK B. COLLINS*                 Director                         March 30, 2001
-----------------------------------------------------
                (Patrick B. Collins)

                 /s/ JAMES R. CRANE*                   Director                         March 30, 2001
-----------------------------------------------------
                  (James R. Crane)

              /s/ J. ROBERT DICKERSON*                 Director                         March 30, 2001
-----------------------------------------------------
                (J. Robert Dickerson)

              /s/ EDWARD H. ELLIS, JR.                 Senior Vice President and Chief  March 30, 2001
-----------------------------------------------------    Financial Officer (Chief
               (Edward H. Ellis, Jr.)                    Accounting Officer)

              /s/ EDWIN H. FRANK, III*                 Director                         March 30, 2001
-----------------------------------------------------
                (Edwin H. Frank, III)

               /s/ ALAN W. FULKERSON*                  Director                         March 30, 2001
-----------------------------------------------------
                 (Alan W. Fulkerson)

                        NAME                                        TITLE                    DATE
                        ----                                        -----                    ----


                 /s/ WALTER J. LACK*                   Director                         March 30, 2001
-----------------------------------------------------
                  (Walter J. Lack)

              /s/ STEPHEN J. LOCKWOOD*                 Director and Vice Chairman       March 30, 2001
-----------------------------------------------------
                (Stephen J. Lockwood)

              /s/ JOHN N. MOLBECK, JR.                 Director, President and Chief    March 30, 2001
-----------------------------------------------------    Operating Officer
               (John N. Molbeck, Jr.)

            *By: /s/ JOHN N. MOLBECK, JR.                                               March 30, 2001
  ------------------------------------------------
       John N. Molbeck, Jr., Attorney-in-fact

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets at December 31, 2000 and 1999...   F-2
Consolidated Statements of Earnings for the three years
  ended December 31, 2000...................................   F-3
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2000.......................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2000...............   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2000...................................   F-6
Notes to Consolidated Financial Statements..................   F-7
SCHEDULES:
              Report of Independent Accountants on Financial
  Statement Schedules.......................................   S-1
Schedule 1  Summary of Investments other than Investments in
  Related Parties...........................................   S-2
Schedule 2  Condensed Financial Information of Registrant...   S-3
Schedule 3  Supplementary Insurance Information.............   S-8
Schedule 4  Reinsurance.....................................   S-9
Schedule 5  Valuation and Qualifying Accounts...............  S-10

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and related notes thereto or other Schedules.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, effective January 1, 2000 the Company changed its method of revenue recognition for certain contracts as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements".

/s/  PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2001

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                           PRO FORMA       -------------------------------
                                                       DECEMBER 31, 2000        2000             1999
                                                       -----------------   --------------   --------------
                                                          (UNAUDITED,
                                                          SEE NOTE 2)
                                                  ASSETS

Investments:
  Fixed income securities, at market (cost: 2000
     $422,821,000; 1999 $343,534,000)................   $  433,844,000     $  433,844,000   $  342,641,000
  Marketable equity securities, at market (cost: 2000
     $8,896,000; 1999 $22,493,000)...................        6,282,000          6,282,000       19,970,000
  Short-term investments, at cost, which approximates
     market..........................................      263,318,000        262,982,000      215,694,000
  Other investments, at cost, which approximates fair
     value...........................................        7,182,000          7,182,000        3,017,000
                                                        --------------     --------------   --------------
          Total investments..........................      710,626,000        710,290,000      581,322,000
Cash.................................................       14,038,000         14,038,000       26,533,000
Restricted cash and cash investments.................      101,738,000        101,738,000       84,112,000
Premium, claims and other receivables................      562,868,000        562,868,000      622,087,000
Reinsurance recoverables.............................      789,412,000        789,412,000      736,485,000
Ceded unearned premium...............................      114,469,000        114,469,000      133,657,000
Ceded life and annuity benefits......................       86,760,000         86,760,000       95,760,000
Deferred policy acquisition costs....................       39,108,000         39,108,000       40,450,000
Property and equipment, net..........................       39,289,000         39,289,000       37,804,000
Goodwill.............................................      266,015,000        266,015,000      263,687,000
Other assets.........................................       18,989,000         18,989,000       42,827,000
                                                        --------------     --------------   --------------
          Total assets...............................   $2,743,312,000     $2,742,976,000   $2,664,724,000
                                                        ==============     ==============   ==============

                                               LIABILITIES

Loss and loss adjustment expense payable.............   $  944,117,000     $  944,117,000   $  871,104,000
Life and annuity policy benefits.....................       86,760,000         86,760,000       95,760,000
Reinsurance balances payable.........................      113,346,000        113,346,000      113,373,000
Unearned premium.....................................      190,550,000        190,550,000      188,524,000
Deferred ceding commissions..........................       30,013,000         30,013,000       39,792,000
Premium and claims payable...........................      589,830,000        589,830,000      598,638,000
Notes payable........................................       59,633,000        212,133,000      242,546,000
Accounts payable and accrued liabilities.............       46,792,000         46,792,000       57,559,000
                                                        --------------     --------------   --------------
          Total liabilities..........................    2,061,041,000      2,213,541,000    2,207,296,000
SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value; 250,000,000 shares
  authorized; (shares issued and outstanding: pro
  forma 57,245,201; 2000 50,345,201; 1999
  48,839,027)........................................       57,245,000         50,345,000       48,839,000
Additional paid-in capital...........................      342,891,000        196,955,000      176,359,000
Retained earnings....................................      277,422,000        277,422,000      234,922,000
Accumulated other comprehensive income (loss)........        4,713,000          4,713,000       (2,692,000)
                                                        --------------     --------------   --------------
          Total shareholders' equity.................      682,271,000        529,435,000      457,428,000
                                                        --------------     --------------   --------------
          Total liabilities and shareholders'
            equity...................................   $2,743,312,000     $2,742,976,000   $2,664,724,000
                                                        ==============     ==============   ==============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         2000           1999           1998
                                                     ------------   ------------   ------------
REVENUE
Net earned premium.................................  $267,647,000   $141,362,000   $143,100,000
Management fees....................................    96,058,000     90,713,000     74,045,000
Commission income..................................    42,492,000     54,552,000     38,441,000
Net investment income..............................    39,794,000     30,933,000     29,335,000
Net realized investment gain (loss)................    (5,321,000)    (4,164,000)       845,000
Other operating income.............................    25,497,000     28,475,000     22,268,000
                                                     ------------   ------------   ------------
          Total revenue............................   466,167,000    341,871,000    308,034,000
EXPENSE
Loss and loss adjustment expense...................   198,470,000    109,650,000     91,302,000
Operating expense:
  Policy acquisition costs, net....................    23,743,000      8,177,000     10,978,000
  Compensation expense.............................    78,446,000     77,488,000     56,077,000
  Provision for reinsurance........................            --     43,462,000             --
  Other operating expense..........................    52,515,000     52,736,000     36,170,000
                                                     ------------   ------------   ------------
          Total operating expense..................   154,704,000    181,863,000    103,225,000
Interest expense...................................    20,347,000     12,964,000      6,021,000
                                                     ------------   ------------   ------------
          Total expense............................   373,521,000    304,477,000    200,548,000
                                                     ------------   ------------   ------------
Earnings before income tax provision...............    92,646,000     37,394,000    107,486,000
Income tax provision...............................    37,202,000     12,271,000     35,208,000
                                                     ------------   ------------   ------------
Earnings before cumulative effect of accounting
  change...........................................    55,444,000     25,123,000     72,278,000
Cumulative effect of accounting change, net of
  deferred tax effect of $1,335,000................    (2,013,000)            --             --
                                                     ------------   ------------   ------------
          Net Earnings.............................  $ 53,431,000   $ 25,123,000   $ 72,278,000
                                                     ============   ============   ============
Basic earnings per share data:
  Earnings before accounting change................  $       1.11   $       0.51   $       1.51
  Cumulative effect of accounting change...........         (0.04)            --             --
                                                     ------------   ------------   ------------
  Net Earnings.....................................  $       1.07   $       0.51   $       1.51
                                                     ============   ============   ============
  Weighted average shares outstanding..............    49,745,000     49,061,000     47,920,000
                                                     ============   ============   ============
Diluted earnings per share data:
  Earnings before accounting change................  $       1.10   $       0.51   $       1.48
  Cumulative effect of accounting change...........         (0.04)            --             --
                                                     ------------   ------------   ------------
  Net Earnings.....................................  $       1.06   $       0.51   $       1.48
                                                     ============   ============   ============
  Weighted average shares outstanding..............    50,622,000     49,649,000     48,936,000
                                                     ============   ============   ============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net earnings..........................................  $53,431,000   $25,123,000   $72,278,000
Other comprehensive income net of tax:
  Foreign currency translation adjustment.............     (172,000)      167,000      (344,000)
  Investment gains (losses):
     Investment gains (losses) during the year, net of
       income tax charge (benefit) of $2,386,000 in
       2000, ($8,042,000) in 1999 and $1,283,000 in
       1998...........................................    4,118,000   (15,271,000)    2,598,000
     Less reclassification adjustment for (gains)
       losses included in net earnings, net of income
       tax (charge) benefit of $1,862,000 in 2000,
       $1,457,000 in 1999 and ($296,000) in 1998......    3,459,000     2,707,000      (549,000)
                                                        -----------   -----------   -----------
  Other comprehensive income (loss)...................    7,405,000   (12,397,000)    1,705,000
                                                        -----------   -----------   -----------
     Comprehensive income.............................  $60,836,000   $12,726,000   $73,983,000
                                                        ===========   ===========   ===========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                     ACCUMULATED
                                                       ADDITIONAL                       OTHER           TOTAL
                                          COMMON        PAID-IN        RETAINED     COMPREHENSIVE   SHAREHOLDERS'
                                           STOCK        CAPITAL        EARNINGS     INCOME (LOSS)      EQUITY
                                        -----------   ------------   ------------   -------------   -------------
Balance as of December 31, 1997.......  $47,759,000   $154,633,000   $155,209,000   $  8,000,000    $365,601,000
Net earnings..........................           --             --     72,278,000             --      72,278,000
Other comprehensive income............           --             --             --      1,705,000       1,705,000
206,504 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $925,000.............      206,000      1,997,000             --             --       2,203,000
287,025 shares of Common Stock issued
  for purchased companies.............      287,000      5,472,000             --             --       5,759,000
Cash dividends declared, $0.16 per
  share...............................           --             --     (7,683,000)            --      (7,683,000)
                                        -----------   ------------   ------------   ------------    ------------
     Balance as of December 31,
       1998...........................   48,252,000    162,102,000    219,804,000      9,705,000     439,863,000
Net earnings..........................           --             --     25,123,000             --      25,123,000
Other comprehensive income (loss).....           --             --             --    (12,397,000)    (12,397,000)
505,555 shares of Common Stock issued
  for exercise of options, including
  tax benefit of $1,156,000...........      506,000      4,277,000             --             --       4,783,000
101,330 shares of Common Stock issued
  for purchased companies.............      101,000      1,899,000             --             --       2,000,000
414,207 shares of Common Stock
  contractually issuable in the
  future..............................           --      8,271,000             --             --       8,271,000
Cash dividends declared, $0.20 per
  share...............................           --             --     (9,733,000)            --      (9,733,000)
Contractual adjustments to previous
  acquisitions........................      (20,000)      (190,000)      (272,000)            --        (482,000)
                                        -----------   ------------   ------------   ------------    ------------
     Balance as of December 31,
       1999...........................   48,839,000    176,359,000    234,922,000     (2,692,000)    457,428,000
Net earnings..........................           --             --     53,431,000             --      53,431,000
Other comprehensive income............           --             --             --      7,405,000       7,405,000
1,266,701 shares of Common Stock
  issued for exercise of options,
  including tax benefit of
  $3,627,000..........................    1,266,000     19,596,000             --             --      20,862,000
Issuance of 144,973 shares of
  contractually issuable Common
  Stock...............................      145,000       (145,000)            --             --              --
Issuance of 94,500 shares of
  contingently issuable Common
  Stock...............................       95,000      1,145,000             --             --       1,240,000
Cash dividends declared, $0.22 per
  share...............................           --             --    (10,931,000)            --     (10,931,000)
                                        -----------   ------------   ------------   ------------    ------------
     Balance as of December 31,
       2000...........................  $50,345,000   $196,955,000   $277,422,000   $  4,713,000    $529,435,000
                                        ===========   ============   ============   ============    ============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------------
                                                          2000            1999            1998
                                                      -------------   -------------   -------------
Cash flows from operating activities:
  Net earnings......................................  $  53,431,000   $  25,123,000   $  72,278,000
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Change in premium, claims and other
       receivables..................................     52,923,000     (92,206,000)   (102,804,000)
     Change in reinsurance recoverables.............    (52,007,000)   (284,504,000)   (195,707,000)
     Change in ceded unearned premium...............     19,188,000      31,408,000     (64,958,000)
     Change in deferred policy acquisition costs,
       net..........................................     (8,664,000)     (4,659,000)      5,666,000
     Change in other assets.........................     13,362,000     (12,081,000)        410,000
     Change in loss and loss adjustment expense
       payable......................................     72,311,000     264,360,000     181,626,000
     Change in reinsurance balances payable.........       (348,000)    (15,098,000)     47,069,000
     Change in unearned premium.....................      2,689,000     (31,138,000)     46,074,000
     Change in premium and claims payable, net of
       restricted cash..............................    (25,749,000)    102,114,000      64,364,000
     Change in accounts payable and accrued
       liabilities..................................    (12,229,000)      4,707,000      (9,205,000)
     Net realized investment (gain) loss............      5,321,000       4,164,000        (845,000)
     Gains on sales of other operating
       investments..................................     (5,739,000)     (5,523,000)     (4,694,000)
     Provision for reinsurance......................             --      43,462,000              --
     Depreciation and amortization expense..........     19,876,000      13,398,000       7,388,000
     Other, net.....................................     (2,772,000)     (2,630,000)      3,382,000
                                                      -------------   -------------   -------------
       Cash provided by operating activities........    131,593,000      40,897,000      50,044,000
Cash flows from investing activities:
  Sales of fixed income securities..................    137,175,000     131,485,000      18,212,000
  Maturity or call of fixed income securities.......     34,341,000      17,050,000      30,202,000
  Sales of equity securities........................      7,969,000       2,886,000       4,160,000
  Dispositions of other operating investments.......     27,803,000      15,905,000       3,324,000
  Change in short-term investments..................    (68,577,000)    (14,935,000)    (24,667,000)
  Cash paid for companies acquired, net of cash
     received.......................................     (8,909,000)   (186,923,000)    (33,011,000)
  Cost of investments acquired......................   (244,586,000)    (70,736,000)    (43,968,000)
  Purchase of property and equipment and other......     (9,474,000)     (9,076,000)    (15,320,000)
                                                      -------------   -------------   -------------
       Cash used by investing activities............   (124,258,000)   (114,344,000)    (61,068,000)
Cash flows from financing activities:
  Proceeds from notes payable.......................     26,700,000     547,000,000      74,200,000
  Sale of Common Stock..............................     20,862,000       4,783,000       2,203,000
  Payments on notes payable.........................    (57,042,000)   (458,600,000)    (49,950,000)
  Dividends paid....................................    (10,350,000)     (9,221,000)     (7,139,000)
                                                      -------------   -------------   -------------
       Cash provided (used) by financing
          activities................................    (19,830,000)     83,962,000      19,314,000
                                                      -------------   -------------   -------------
       Net change in cash...........................    (12,495,000)     10,515,000       8,290,000
       Cash as of beginning of year.................     26,533,000      16,018,000       7,728,000
                                                      -------------   -------------   -------------
       Cash as of end of year.......................  $  14,038,000   $  26,533,000   $  16,018,000
                                                      =============   =============   =============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     HCC Insurance Holdings, Inc. ("the Company" or "HCC") and its subsidiaries, include domestic and foreign property and casualty and life insurance companies, underwriting agencies, intermediaries and service companies. HCC, through its subsidiaries, provides specialized property and casualty and life and health insurance to commercial customers in the areas of accident and health reinsurance and aviation, marine and offshore energy, medical stop-loss, property and workers' compensation insurance. The principal insurance company subsidiaries are Houston Casualty Company ("HC") in Houston, Texas, and London, England; HCC Life Insurance Company ("HCCL") in Houston, Texas; U.S. Specialty Insurance Company ("USSIC") in Houston, Texas; and Avemco Insurance Company ("AIC") in Frederick, Maryland. The underwriting agency subsidiaries provide underwriting management and claims servicing for insurance and reinsurance companies, specializing in aviation, medical stop-loss, occupational accident and workers' compensation insurance and a variety of accident and health related reinsurance products. The principal agency subsidiaries are LDG Reinsurance Corporation ("LDG Re") in Wakefield, Massachusetts and New York City, New York; and HCC Benefits Corporation ("HCCB") in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas. We have recently consolidated the operations of other of the Company's agencies with certain of the Company's insurance companies. The intermediary subsidiaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies operate. The Company's principal intermediary subsidiaries are HCC Intermediaries, Inc. ("HCCI") in Houston, Texas; HCC Employee Benefits, Inc. ("HCCEB") in Houston, Texas and Atlanta, Georgia; and Rattner Mackenzie Limited ("RML") in London, England. The service company subsidiaries perform various insurance related services for insurance companies.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make estimates and assumptions. This affects amounts reported in the financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

     For the mortgage-backed securities portion of the fixed income portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

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

  Management Fees and Commission Income

     When there is no future servicing obligation, management fees and commission income are recognized on the revenue recognition date, which is the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. When additional services are required, the service revenue is deferred and recognized over the service period. The Company also records an allowance for estimated return commissions which the Company may be required to pay upon the early termination of policies.

     The Company changed certain of its revenue recognition methods for its agencies and intermediaries to agree with guidance contained in SEC Staff Accounting Bulletin Number 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." Previously, the Company's agencies and intermediaries recognized revenue in conformity with principles that historically had been considered generally accepted accounting principles for insurance agents and brokers. The Company had recognized return commissions when the event occurred that caused the return and accrued a liability for future servicing costs, when significant, instead of deferring revenue.

     The after-tax cumulative non-cash charge resulting from the adoption of SAB 101 was $2.0 million. As required by this new accounting guidance, the Company has restated the 2000 first quarter results for the cumulative effect of the change in accounting. The change was not material to earnings before cumulative effect of accounting change for the year ended December 31, 2000 or to net earnings for any prior year presented.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

  Other Operating Revenue

     The Company has two primary sources of other operating revenue, which are included in the Company's other operations segment. The first source is a variety of insurance related services, principally claims adjusting services. These revenues are recorded when the service is performed. The second source is income from and gains or losses from the disposition of investments made in this segment. The income is recognized as earned and the gains or losses from the sale of investments are recognized upon consummation of the transaction or upon other-than-temporary impairment.

  Premium and Other Receivables

     The Company uses the gross method for reporting receivables and payables on brokered transactions. Management reviews the collectibility of its receivables on a current basis and provides an allowance for doubtful accounts if it deems that there are accounts which are doubtful of collection. The amount of the allowance as of December 31, 2000 and 1999 was $3.2 million and $1.7 million, respectively. Management's estimate of the level of the allowance could change as conditions change in the future.

  Loss and Loss Adjustment Expense Payable of Insurance Company Subsidiaries

     Loss and loss adjustment expense payable is based on estimates of payments to be made for reported and incurred but not reported ("IBNR") losses and anticipated salvage and subrogation receipts. Currently all reserves are recorded on an undiscounted basis. Estimates for reported losses are based on all available information, including reports received from ceding companies on business. Estimates for IBNR are based both on the Company's and the industry's experience. While management believes that amounts included in the accompanying financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. The estimates are continually reviewed and any changes are reflected in current operations.

  Reinsurance

     The Company records all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are recorded in a manner consistent with the underlying reinsured contracts. Management has also recorded a reserve for uncollectible reinsurance based on current estimates of collectibility. These estimates could change and affect the level of the reserve needed.

  Goodwill

     In connection with the Company's acquisitions of subsidiaries accounted for as purchases, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method over twenty years for acquired agency operations which operate in existing lines of business and in the same country. Goodwill related to acquired agency operations which represent the Company's initial entry into new lines of business or new countries is amortized over thirty years. Goodwill related to acquired insurance company operations is amortized over forty years. Managements of the acquired businesses have successfully operated in their markets for a number of years and, with the additional capital provided by the Company, will be positioned to take advantage of increased opportunities. Accumulated amortization of goodwill as of December 31, 2000 and 1999, was $24.9 million and $11.9 million, respectively.

     The Company's accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Amortization of goodwill charged to

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES income for the years ended December 31, 2000, 1999 and 1998 was $13.0 million, $6.7 million and $3.0 million, respectively.

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

     As of December 31, 2000 and 1999 the Company included $158.3 million and $138.5 million, respectively, of certain fiduciary funds in short-term investments. These are funds held by underwriting agency or intermediary subsidiaries for the benefit of insurance or reinsurance clients. The Company earns the interest on these funds.

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

  Foreign Currency

     The functional currency of most foreign subsidiaries and branches is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Translation gains and losses are recorded in earnings and included in other operating expenses. The Company's foreign currency transactions are principally denominated in British Pound Sterling ("GBP") and other European currencies. For the years ended December 31, 2000, 1999 and 1998, the gain (loss) from currency conversion was $(330,000), $442,000 and $219,000, respectively.

     Some foreign subsidiaries or branches have a functional currency of either the GBP or the Canadian Dollar ("CAD"). The cumulative translation adjustment, representing the effect of translating these subsidiaries' or branches' assets and liabilities into U.S. Dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

     On a limited basis, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML has revenue streams in U.S. Dollars and Canadian Dollars but its expenses are paid in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2001. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     To the extent the foreign exchange forward contracts qualify for hedge accounting treatment, the gain ($4,000 as of December 31, 2000), or loss due to changes in fair value is not recognized in the financial statements until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the foreign currency forward contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in fair value is recognized in the consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure.

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

  Effects of Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" was issued in June, 1998 and is effective for the Company January 1, 2001. The Company has utilized derivatives or hedging strategies on a limited basis. After adoption, hedge effectiveness will be measured by comparing RML's actual GBP expenses with proceeds from the forward currency forward contracts. The cumulative effect adjustment due to this change in accounting has been calculated by the Company and is not material to its financial position, results of operations or cash flows nor does the Company expect the adoption of SFAS No. 133 to be material on an ongoing basis due to its limited use of derivatives.

     In addition, the Financial Accounting Standards Board has recently announced that it proposes to change the accounting for certain acquisitions and goodwill. This pronouncement, if finally adopted, could affect the way the Company accounts for and the structure of future acquisitions. Final rules implementing the announced standards are not expected until the second quarter of 2001 and no date has been established for adopting the final standards.

  Reclassifications

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation. Such reclassifications had no effect on the Company's shareholders' equity, net earnings or cash flows.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND SUBSEQUENT EVENTS

  Public Offering of Common Stock

     During March 2001, the Company sold 6.9 million shares of the Company's Common Stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to approximately $152.8 million after deducting underwriting discounts and commissions and estimated offering expenses. Most of the proceeds, $152.5 million, were used to pay down the bank Facility. The unaudited pro forma consolidated balance sheet gives effect to the proceeds of the public offering as if it had occurred at December 31, 2000.

  Schanen Acquisition

     On January 19, 2001, the Company acquired all of the outstanding shares of Schanen Consulting Corporation and its operating subsidiary, Schanen Consulting Group, L.L.C. (collectively "Schanen") in exchange for 996,805 shares of the Company's Common Stock. This business combination will be recorded using the pooling-of-interests method of accounting. The table below shows the pro forma effects on revenue, net earnings and net earnings per share as if the two entities had been combined for the three years ended December 31, 2000:

                                                 2000           1999           1998
                                             ------------   ------------   ------------
Revenue:
  HCC......................................  $466,167,000   $341,871,000   $308,034,000
  Schanen..................................     7,436,000      3,694,000      2,370,000
                                             ------------   ------------   ------------
          Combined total revenue...........  $473,603,000   $345,565,000   $310,404,000
                                             ============   ============   ============
Net earnings:
  HCC......................................  $ 53,431,000   $ 25,123,000   $ 72,278,000
  Schanen..................................     2,037,000      1,449,000        832,000
                                             ------------   ------------   ------------
          Combined net earnings............  $ 55,468,000   $ 26,572,000   $ 73,110,000
                                             ============   ============   ============
Combined net earnings per share data:
  Basic....................................  $       1.09   $       0.53   $       1.49
                                             ============   ============   ============
  Diluted..................................  $       1.07   $       0.52   $       1.46
                                             ============   ============   ============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

  Purchase Acquisitions

     In 1999 and 1998, the Company acquired certain businesses in transactions accounted for using the purchase method of accounting. On a combined basis, the fair value of assets acquired was $549.5 million in 1999 and $44.9 million in 1998. The fair value of liabilities assumed was $499.8 million in 1999 and $46.2 million in 1998. The total consideration was $227.4 million in 1999 and $50.0 million in 1998. The results of operations of these businesses have been included in the consolidated financial statements beginning on the effective date of each transaction. The following table lists these transactions:

                                                       CONSIDERATION
                                                  ------------------------
                                                  SHARES OF                                   GOODWILL
                                                  COMPANY'S                                 AMORTIZATION
                                      EFFECTIVE    COMMON                      GOODWILL        PERIOD
                                        DATE        STOCK         CASH        RECOGNIZED      IN YEARS
                                      ---------   ---------   ------------   ------------   ------------
1999
  RML...............................  01/01/99     414,207    $ 64,600,000   $ 70,800,000        30
  Midwest Stop Loss Underwriting....  01/28/99     101,330       3,000,000      4,800,000        20
  Centris...........................  12/31/99          --     149,500,000    101,900,000        20
1998
  Guarantee Insurance Resources.....  03/01/98      29,029    $ 21,400,000   $ 20,900,000        20
  J.E. Stone and Associates, Inc....  10/01/98     257,496       5,200,000      9,700,000        20
  Sun Employer Services, Inc. ......  11/01/98         500      17,600,000     21,300,000        30
  North American Insurance
     Management Corporation's
     occupational accident
     operations.....................  11/24/98          --       4,000,000      4,000,000        20

     The following unaudited pro forma summary presents information as if the 1999 purchase acquisitions had occurred at the beginning of each year after giving effect to certain adjustments including amortization of goodwill, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. Similar information for the 1998 acquisitions is not included in this presentation as it is immaterial to the 1998 consolidated financial statements. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. Centris, whose results are included in the pro forma financial information below, in 1999 experienced both a loss from discontinued operations of $13.2 million and significant underwriting losses.

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                           ---------------------------------
UNAUDITED PROFORMA INFORMATION                                  1999              1998
------------------------------                             ---------------   ---------------
Revenue..................................................   $447,239,000      $493,551,000
Earnings (loss) from continuing operations...............     (2,062,000)       69,905,000
Net earnings (loss)......................................    (15,293,000)       46,637,000
Basic earnings (loss) per share from continuing
  operations.............................................          (0.04)             1.46
Diluted earnings (loss) per share from continuing
  operations.............................................          (0.04)             1.43
Basic earnings (loss) per share..........................          (0.31)             0.97
Diluted earnings (loss) per share........................          (0.31)             0.95

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(3) INVESTMENTS

     Substantially all of the Company's fixed income securities are investment grade; most are A rated or better. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                      COST OR         GROSS         GROSS
                                     AMORTIZED     UNREALIZED    UNREALIZED     ESTIMATED
                                        COST          GAIN          LOSS       MARKET VALUE
                                    ------------   -----------   -----------   ------------
December 31, 2000:
Marketable equity securities......  $  8,896,000   $   264,000   $(2,878,000)  $  6,282,000
US Treasury securities............    71,155,000     1,482,000       (25,000)    72,612,000
Obligations of states,
  municipalities and political
  subdivisions....................   203,768,000     5,961,000      (414,000)   209,315,000
Corporate fixed income
  securities......................   100,881,000     3,008,000      (189,000)   103,700,000
Mortgage-backed securities........    39,722,000     1,183,000      (113,000)    40,792,000
Foreign government securities.....     7,295,000       132,000        (2,000)     7,425,000
                                    ------------   -----------   -----------   ------------
         Total securities.........  $431,717,000   $12,030,000   $(3,621,000)   440,126,000
                                    ============   ===========   ===========   ============
December 31, 1999:
Marketable equity securities......  $ 22,493,000   $     8,000   $(2,531,000)  $ 19,970,000
US Treasury securities............    57,941,000        96,000      (532,000)    57,505,000
Obligations of states,
  municipalities and political
  subdivisions....................   263,395,000     2,548,000    (2,839,000)   263,104,000
Corporate fixed income
  securities......................    14,459,000            --      (190,000)    14,269,000
Mortgage-backed securities........       529,000            --            --        529,000
Foreign government securities.....     7,210,000        24,000            --      7,234,000
                                    ------------   -----------   -----------   ------------
         Total securities.........  $366,027,000   $ 2,676,000   $(6,092,000)  $362,611,000
                                    ============   ===========   ===========   ============

     The amortized cost and estimated market value of fixed income securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of the Company's mortgage-backed securities is four years.

                                                                                ESTIMATED
                                                              AMORTIZED COST   MARKET VALUE
                                                              --------------   ------------
Due in 1 year or less.......................................   $ 28,258,000    $ 28,366,000
Due after 1 year through 5 years............................    162,899,000     166,001,000
Due after 5 years through 10 years..........................     82,861,000      85,391,000
Due after 10 years through 15 years.........................     59,201,000      60,987,000
Due after 15 years..........................................     49,880,000      52,307,000
                                                               ------------    ------------
  Securities with fixed maturities..........................    383,099,000     393,052,000
Mortgage-backed securities..................................     39,722,000      40,792,000
                                                               ------------    ------------
          Total fixed income securities.....................   $422,821,000    $433,844,000
                                                               ============    ============

     As of December 31, 2000, the Company's insurance company subsidiaries had deposited fixed income securities with an amortized cost of approximately $32.8 million (market: $33.5 million) to meet the deposit requirements of various insurance departments.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 2000. The sources of net investment income for the three years ended December 31, 2000, are detailed below:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Fixed income securities.......................  $22,074,000   $20,098,000   $20,711,000
Short-term investments........................   18,043,000    10,915,000     8,079,000
Equity securities.............................       59,000        36,000        35,000
Other.........................................        4,000            --       607,000
                                                -----------   -----------   -----------
          Total investment income.............   40,180,000    31,049,000    29,432,000
Investment expense............................     (386,000)     (116,000)      (97,000)
                                                -----------   -----------   -----------
          Net investment income...............  $39,794,000   $30,933,000   $29,335,000
                                                ===========   ===========   ===========

     Realized pre-tax gain (loss) on the sale or write down of investments is as follows:

                                                    GAIN         LOSS           NET
                                                 ----------   -----------   -----------
For the year ended December 31, 2000:
Fixed income securities........................  $1,173,000   $  (970,000)  $   203,000
Marketable equity securities...................     567,000    (6,195,000)   (5,628,000)
Other investments..............................     104,000            --       104,000
                                                 ----------   -----------   -----------
          Realized gain (loss).................  $1,844,000   $(7,165,000)  $(5,321,000)
                                                 ==========   ===========   ===========
For the year ended December 31, 1999:
Fixed income securities........................  $1,226,000   $(1,390,000)  $  (164,000)
Marketable equity securities...................     450,000    (4,391,000)   (3,941,000)
Other investments..............................     120,000      (179,000)      (59,000)
                                                 ----------   -----------   -----------
          Realized gain (loss).................  $1,796,000   $(5,960,000)  $(4,164,000)
                                                 ==========   ===========   ===========
For the year ended December 31, 1998:
Fixed income securities........................  $1,132,000   $  (121,000)  $ 1,011,000
Marketable equity securities...................     245,000      (411,000)     (166,000)
                                                 ----------   -----------   -----------
          Realized gain (loss).................  $1,377,000   $  (532,000)  $   845,000
                                                 ==========   ===========   ===========

     Unrealized pre-tax net investment gains (losses) on investments for three years ended December 31, 2000 are as follows:

                                                  2000           1999          1998
                                               -----------   ------------   -----------
Fixed income securities......................  $11,916,000   $(19,024,000)  $ 3,551,000
Marketable equity securities.................      (91,000)    (3,025,000)      888,000
Strategic operational investments............           --      2,900,000    (1,403,000)
                                               -----------   ------------   -----------
          Net unrealized investment gain
            (loss)...........................  $11,825,000   $(19,149,000)  $ 3,036,000
                                               ===========   ============   ===========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(4) PROPERTY AND EQUIPMENT

     The following table summarizes property and equipment at December 31, 2000 and 1999:

                                                                            ESTIMATED
                                                 2000          1999        USEFUL LIFE
                                              -----------   -----------   --------------
Buildings and improvements..................  $19,332,000   $20,001,000   30 to 45 years
Furniture, fixtures and equipment...........   17,286,000    16,580,000    3 to 10 years
Management information systems..............   34,078,000    27,769,000    3 to 10 years
                                              -----------   -----------
          Total property and equipment......   70,696,000    64,350,000
Less accumulated depreciation and
  amortization..............................  (31,407,000)  (26,546,000)
                                              -----------   -----------
          Property and equipment, net.......  $39,289,000   $37,804,000
                                              ===========   ===========

     Depreciation and amortization expense on property and equipment was approximately $6.9 million, $6.7 million and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(5) NOTES PAYABLE

     Notes payable as of December 31, 2000 and 1999 are shown in the table below. The estimated fair value of the notes payable is based on current rates offered to the Company for debt with similar terms and approximates the carrying value at the balance sheet dates.

                                                       PRO FORMA
                                                   DECEMBER 31, 2000       2000           1999
                                                   -----------------   ------------   ------------
                                                      (UNAUDITED,
                                                      SEE NOTE 2)
Acquisition notes................................     $ 4,633,000      $  4,633,000   $  7,546,000
Facility.........................................      55,000,000       207,500,000    235,000,000
                                                      -----------      ------------   ------------
          Total notes payable....................     $59,633,000      $212,133,000   $242,546,000
                                                      ===========      ============   ============

     On December 17, 1999, the Company entered into a $300.0 million Revolving Loan Facility (the "Facility") with a group of banks. Borrowing under the Facility may be made from time to time on a revolving basis until the Facility's expiration on December 18, 2004. Outstanding advances under the Facility bear interest at agreed upon rates. The Facility is collateralized in part by the stock of HC and AIC and by the stock and guarantees entered into by the Company's principal underwriting agency and intermediary subsidiaries. The Facility agreement contains certain restrictive covenants, including minimum net worth requirements for the Company and certain subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences, and required maintenance of specified financial ratios. Management believes that the restrictive covenants and other obligations of the Company which are contained in the Facility agreement are typical for financing arrangements comparable to the Facility. As of December 31, 2000, total debt outstanding under the Facility was $207.5 million and the weighted average interest rate was 8.18%. During March 2001, the Company reduced the debt outstanding under the Facility to $55.0 million using the proceeds from its recent public stock offering (see Note 2).

     The acquisition notes are payable to former owners of RML. The notes are payable in decreasing amounts in four annual installments beginning January 31, 2000. The notes carry no stated interest, but were discounted at 6.25% for financial reporting purposes when the acquisition of RML was recorded. The interest rate used was based on current rates offered to the Company as of RML's acquisition date.

     At December 31, 2000, certain of the Company's subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $55.0 million available through December 31, 2001. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $68.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest less 1% (8.5% at December 31, 2000). At December 31, 2000, letters of credit totaling $26.4 million had been issued to insurance companies by the bank on behalf of the subsidiaries, with total securities of $33.1 million collateralizing the lines.

(6) INCOME TAX

     As of December 31, 2000 and 1999, the Company had income taxes receivable of $13.2 million and $34.0 million, respectively, included in other assets in the consolidated balance sheets. The components of the income tax provision for the three years ended December 31, 2000 are as follows:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Current.......................................  $26,948,000   $12,963,000   $32,498,000
Deferred......................................    8,919,000      (692,000)    2,710,000
                                                -----------   -----------   -----------
          Total income tax provision..........  $35,867,000   $12,271,000   $35,208,000
                                                ===========   ===========   ===========

     The net deferred tax asset is included in other assets in the consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 2000 and 1999, is as follows:

                                                               2000           1999
                                                            -----------   ------------
Tax net operating loss carryforwards......................  $ 9,698,000   $ 11,692,000
Excess of financial unearned premium over tax.............    4,919,000      2,512,000
Effect of loss reserve discounting and salvage and
  subrogation accrual for tax.............................    7,434,000      9,585,000
Unrealized loss on decrease in value of securities
  available for sale (shareholders' equity)...............           --      1,611,000
Excess of financial accrued expenses over tax.............    5,520,000     10,063,000
Allowance for bad debts, not deductible for tax...........    2,484,000      2,380,000
Foreign branch net operating loss carryforwards...........    1,912,000        463,000
Valuation allowance.......................................   (9,666,000)   (12,091,000)
                                                            -----------   ------------
          Total assets....................................   22,301,000     26,215,000
Unrealized gain on increase in value of securities
  available for sale (shareholders' equity)...............    2,400,000             --
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax.........................    5,237,000      1,634,000
Amortizable goodwill......................................    3,816,000      2,346,000
Property and equipment depreciation and other items.......    4,183,000      3,984,000
                                                            -----------   ------------
          Total liabilities...............................   15,636,000      7,964,000
                                                            -----------   ------------
          Net deferred tax asset..........................  $ 6,665,000   $ 18,251,000
                                                            ===========   ============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     Changes in the valuation allowance account applicable to the net deferred tax asset for the three years ended December 31, 2000 are as follows:

                                                     2000          1999         1998
                                                  -----------   -----------   --------
Balance, beginning of year......................  $12,091,000   $    50,000   $ 98,000
Increase (decrease) charged (credited) to
  income........................................           --       453,000    (48,000)
Valuation allowance related to acquired net
  operating loss carryforwards..................    3,262,000    11,588,000         --
Reduction in valuation allowance resulting from
  waiver of previously acquired net operating
  loss carryforwards............................   (5,687,000)           --         --
                                                  -----------   -----------   --------
          Balance, end of year..................  $ 9,666,000   $12,091,000   $ 50,000
                                                  ===========   ===========   ========

     In connection with the acquisition of Centris in 1999, the Company acquired approximately $35.0 million in net operating losses for Federal income tax purposes. As of December 31, 1999 a valuation allowance was established to reduce the acquired net operating loss deferred tax asset to zero. During 2000, under applicable Treasury regulations, the Company irrevocably waived (reduced) the level of the carryforwards to approximately $16.0 million. As a consequence of this waiver, the deferred tax asset and the related deferred tax valuation allowance applicable to the waived net operating losses were reduced by the same amount ($5.7 million) resulting in no change in net deferred tax assets. As of December 31, 2000, the Company has Federal net operating loss carryforwards of approximately $16.0 million which will expire in varying amounts through the year 2020. Future use of the carryforwards is subject to material statutory limitations due to prior changes of ownership. Any future tax benefit realized from the pre-acquisition loss carryforwards will not be credited to future income but will reduce goodwill recorded in connection with the applicable purchase transaction. As of December 31, 2000, the Company also has approximately $5.0 million of losses from foreign branches which are limited to use against future income of the respective foreign branches.

     The following table summarizes the differences between the Company's effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 2000:

                                                 2000           1999           1998
                                              -----------    -----------    -----------
Statutory tax rate..........................         35.0%          35.0%          35.0%
Federal tax at statutory rate...............  $31,255,000    $13,088,000    $37,620,000
Nontaxable municipal bond interest and
  dividends received deduction..............   (3,545,000)    (5,460,000)    (5,753,000)
Other non deductible expenses...............      620,000        622,000        312,000
Non deductible goodwill amortization........    2,497,000        475,000        138,000
State income taxes..........................    4,202,000      3,011,000      3,521,000
Foreign income taxes........................    1,537,000      4,793,000        440,000
Foreign tax credit..........................   (1,826,000)    (4,354,000)      (440,000)
Other, net..................................    1,127,000         96,000       (630,000)
                                              -----------    -----------    -----------
Income tax provision........................  $35,867,000    $12,271,000    $35,208,000
                                              ===========    ===========    ===========
Effective tax rate..........................         40.2%          32.8%          32.8%
                                              ===========    ===========    ===========

(7) SEGMENT AND GEOGRAPHIC DATA

     The Company classifies its activities into four operating business segments based upon services provided: 1) insurance company operations, 2) underwriting agency operations, 3) intermediary operations, and 4) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES the insurance company, underwriting agency and intermediary segments. The other operations segment performs various insurance related services and contains insurance related investments made from time to time. The primary operating entities in this segment principally provide insurance claims adjusting services. Also included in other operations is income from gains or losses from the disposition of the investments. Corporate includes general corporate operations, and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of management fees of the underwriting agency segment, commission income of the intermediary segment and service revenue of the other operations charged to the insurance company segment on business retained by the Company's insurance company subsidiaries. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

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

                                          INSURANCE     UNDERWRITING                     OTHER
                                           COMPANY         AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE       TOTAL
                                         ------------   ------------   ------------   -----------   -----------   ------------
For the year ended December 31, 2000:
Revenue:
  Domestic.............................  $276,240,000   $ 99,808,000   $24,089,000    $23,826,000   $ 1,035,000   $424,998,000
  Foreign..............................    15,054,000      4,446,000    21,669,000             --            --     41,169,000
  Inter-segment........................            --     16,404,000       345,000      1,468,000            --     18,217,000
                                         ------------   ------------   -----------    -----------   -----------   ------------
        Total segment revenue..........  $291,294,000   $120,658,000   $46,103,000    $25,294,000   $ 1,035,000    484,384,000
                                         ============   ============   ===========    ===========   ===========
Inter-segment revenue..................                                                                            (18,217,000)
                                                                                                                  ------------
        Consolidated total revenue.....                                                                           $466,167,000
                                                                                                                  ============
Net earnings (loss):
  Domestic.............................  $ 27,289,000   $ 18,758,000   $ 7,809,000    $ 5,960,000   $(4,710,000)  $ 55,106,000
  Foreign..............................    (3,094,000)       672,000     1,366,000             --            --     (1,056,000)
                                         ------------   ------------   -----------    -----------   -----------   ------------
        Total segment net earnings
          (loss).......................  $ 24,195,000   $ 19,430,000   $ 9,175,000    $ 5,960,000   $(4,710,000)    54,050,000
                                         ============   ============   ===========    ===========   ===========
  Inter-segment eliminations...........                                                                               (619,000)
                                                                                                                  ------------
        Consolidated net earnings......                                                                           $ 53,431,000
                                                                                                                  ============
Other items:
  Net investment income................  $ 27,948,000   $  7,547,000   $ 3,293,000    $   476,000   $   530,000   $ 39,794,000
  Depreciation and amortization........     3,662,000     11,926,000     3,535,000        385,000       368,000     19,876,000
  Interest expense.....................       103,000      9,222,000     4,846,000          2,000     6,174,000     20,347,000
  Restructuring expense................       749,000        798,000      (789,000)         3,000            --        761,000
  Capital expenditures.................     3,124,000      4,651,000     1,021,000        219,000     1,074,000     10,089,000
  Income tax provision (benefit).......     8,308,000     19,565,000     6,402,000      3,578,000    (1,604,000)    36,249,000
  Inter-segment eliminations...........                                                                               (382,000)
                                                                                                                  ------------
    Consolidated income tax
      provision........................                                                                           $ 35,867,000
                                                                                                                  ============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     The agency segment incurred the $2.0 million reduction in net income resulting from the cumulative effect of the Company's adoption of SAB 101 effective January 1, 2000. For 2000, earnings before income taxes were $90.7 million for domestic subsidiaries and a loss before income taxes of $1.4 million for foreign subsidiaries. The insurance company subsidiaries increased their policy issuance fees on certain 2000 contracts to reflect current market conditions, which had the effect of reducing the underwriting agencies' management fees $11.4 million for the year ended December 31, 2000, but as the insurance company segment reduced its net policy acquisition costs by a like amount, there was no effect to consolidated net income.

                                            INSURANCE     UNDERWRITING                     OTHER
                                             COMPANY         AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE       TOTAL
                                           ------------   ------------   ------------   -----------   -----------   ------------
For the year ended December 31, 1999:
Revenue:
  Domestic...............................  $151,044,000   $91,385,000    $31,778,000    $27,364,000   $   681,000   $302,252,000
  Foreign................................    10,676,000     3,699,000     25,244,000             --            --     39,619,000
  Inter-segment..........................            --     3,170,000        594,000      1,133,000            --      4,897,000
                                           ------------   -----------    -----------    -----------   -----------   ------------
        Total segment revenue............  $161,720,000   $98,254,000    $57,616,000    $28,497,000   $   681,000    346,768,000
                                           ============   ===========    ===========    ===========   ===========
  Inter-segment revenue..................                                                                             (4,897,000)
                                                                                                                    ------------
        Consolidated total revenue.......                                                                           $341,871,000
                                                                                                                    ============
Net earnings (loss):
  Domestic...............................  $ (8,631,000)  $17,129,000    $ 9,042,000    $ 7,643,000   $(2,279,000)  $ 22,904,000
  Foreign................................    (2,078,000)       21,000      4,575,000             --            --      2,518,000
                                           ------------   -----------    -----------    -----------   -----------   ------------
        Total segment net earnings
          (loss).........................  $(10,709,000)  $17,150,000    $13,617,000    $ 7,643,000   $(2,279,000)    25,422,000
                                           ============   ===========    ===========    ===========   ===========
  Inter-segment eliminations.............                                                                               (299,000)
                                                                                                                    ------------
        Consolidated net earnings........                                                                           $ 25,123,000
                                                                                                                    ============
Other items:
  Net investment income..................  $ 23,400,000   $ 4,186,000    $ 2,491,000    $   424,000   $   432,000   $ 30,933,000
  Depreciation and amortization..........     2,880,000     5,898,000      3,776,000        264,000       580,000     13,398,000
  Interest expense.......................        19,000     3,809,000      4,640,000             --     4,496,000     12,964,000
  Restructuring expense..................       687,000     3,278,000      1,453,000             --        71,000      5,489,000
  Capital expenditures...................     2,405,000     5,339,000        110,000        585,000       637,000      9,076,000
  Income tax provision (benefit).........   (13,324,000)   13,969,000      8,608,000      4,454,000    (1,242,000)    12,465,000
  Inter-segment eliminations.............                                                                               (194,000)
                                                                                                                    ------------
    Consolidated income tax provision....                                                                           $ 12,271,000
                                                                                                                    ============

     The insurance company segment incurred a provision for reinsurance totaling $28.3 million, net of income tax, during 1999. Also during 1999, earnings before income taxes was $32.3 million for domestic subsidiaries and $5.1 million for foreign subsidiaries.

                                            INSURANCE     UNDERWRITING                     OTHER
                                             COMPANY         AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE       TOTAL
                                           ------------   ------------   ------------   -----------   -----------   ------------
For the year ended December 31, 1998:
Revenue:
  Domestic...............................  $156,715,000   $79,367,000    $33,086,000    $21,168,000   $ 2,121,000   $292,457,000
  Foreign................................    11,049,000     3,438,000        991,000         99,000            --     15,577,000
  Inter-segment..........................            --     1,975,000      1,876,000      1,252,000            --      5,103,000
                                           ------------   -----------    -----------    -----------   -----------   ------------
        Total segment revenue............  $167,764,000   $84,780,000    $35,953,000    $22,519,000   $ 2,121,000    313,137,000
                                           ============   ===========    ===========    ===========   ===========
Inter-segment revenue....................                                                                             (5,103,000)
                                                                                                                    ------------
        Consolidated total revenue.......                                                                           $308,034,000
                                                                                                                    ============
Net earnings (loss):
  Domestic...............................  $ 32,909,000   $19,283,000    $16,263,000    $ 5,210,000   $(2,676,000)  $ 70,989,000
  Foreign................................       926,000       105,000        657,000       (399,000)           --      1,289,000
                                           ------------   -----------    -----------    -----------   -----------   ------------
        Net earnings (loss)..............  $ 33,835,000   $19,388,000    $16,920,000    $ 4,811,000   $(2,676,000)  $ 72,278,000
                                           ============   ===========    ===========    ===========   ===========   ============
Other items:
  Net investment income..................  $ 22,995,000   $ 3,949,000    $   362,000    $   536,000   $ 1,493,000   $ 29,335,000
  Depreciation and amortization..........     2,011,000     4,094,000        406,000        422,000       455,000      7,388,000
  Interest expense.......................       (58,000)    1,963,000         91,000             --     4,025,000      6,021,000
  Capital expenditures...................    10,405,000     2,685,000        660,000        205,000     1,365,000     15,320,000
  Income tax provision (benefit).........     9,485,000    13,025,000     10,702,000      2,885,000      (889,000)    35,208,000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     Assets by business segment and geographic location are shown in the following table:

                          INSURANCE      UNDERWRITING                     OTHER
                           COMPANY          AGENCY      INTERMEDIARY   OPERATIONS     CORPORATE        TOTAL
                        --------------   ------------   ------------   -----------   -----------   --------------
December 31, 2000:
Domestic..............  $1,596,012,000   $559,649,000   $ 87,474,000   $ 6,908,000   $34,299,000   $2,284,342,000
Foreign...............     146,825,000     37,729,000    274,080,000            --            --      458,634,000
                        --------------   ------------   ------------   -----------   -----------   --------------
        Total
          assets......  $1,742,837,000   $597,378,000   $361,554,000   $ 6,908,000   $34,299,000   $2,742,976,000
                        ==============   ============   ============   ===========   ===========   ==============
December 31, 1999:
Domestic..............  $1,567,855,000   $520,122,000   $114,818,000   $16,984,000   $42,102,000   $2,261,881,000
Foreign...............      83,882,000     28,756,000    290,205,000            --            --      402,843,000
                        --------------   ------------   ------------   -----------   -----------   --------------
        Total
          assets......  $1,651,737,000   $548,878,000   $405,023,000   $16,984,000   $42,102,000   $2,664,724,000
                        ==============   ============   ============   ===========   ===========   ==============

     During the year ended December 31, 1998, one broker in London, England, produced gross written premium ("GWP") to the Company of approximately $46.1 million. This represents 10% of the Company's total GWP for that year. During 2000 and 1999, no customer produced in excess of 10% of the Company's total GWP.

(8) REINSURANCE

     In the normal course of business, the Company's insurance company subsidiaries cede a substantial portion of their premium to non-affiliated domestic and foreign reinsurers through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purpose of limiting their loss exposure, protect against catastrophic loss and diversifying their business. Most of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by one of the Company's underwriting agency subsidiaries, but issued by other non-affiliated companies in order to satisfy local licensing, contractual or other requirements. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                           LOSS AND LOSS
                                             WRITTEN                        ADJUSTMENT
                                             PREMIUM      EARNED PREMIUM      EXPENSE
                                          -------------   --------------   -------------
For the year ended December 31, 2000:
Direct business.........................  $ 676,730,000   $ 663,458,000    $ 493,647,000
Reinsurance assumed.....................    290,727,000     311,137,000      279,999,000
Reinsurance ceded.......................   (683,669,000)   (706,948,000)    (575,176,000)
                                          -------------   -------------    -------------
          Net amounts...................  $ 283,788,000   $ 267,647,000    $ 198,470,000
                                          =============   =============    =============
For the year ended December 31, 1999:
Direct business.........................  $ 291,513,000   $ 294,130,000    $ 261,696,000
Reinsurance assumed.....................    276,818,000     294,103,000      423,763,000
Reinsurance ceded.......................   (428,407,000)   (446,871,000)    (575,809,000)
                                          -------------   -------------    -------------
          Net amounts...................  $ 139,924,000   $ 141,362,000    $ 109,650,000
                                          =============   =============    =============
For the year ended December 31, 1998:
Direct business.........................  $ 228,629,000   $ 192,536,000    $ 202,858,000
Reinsurance assumed.....................    269,647,000     260,539,000      292,064,000
Reinsurance ceded.......................   (376,393,000)   (309,975,000)    (403,620,000)
                                          -------------   -------------    -------------
          Net amounts...................  $ 121,883,000   $ 143,100,000    $  91,302,000
                                          =============   =============    =============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $214.7 million, $117.0 million and $59.1 million for the years ended December 31, 2000, 1999 and 1998, respectively.

     The table below represents the composition of reinsurance recoverables in the accompanying consolidated balance sheets:

                                                               2000           1999
                                                           ------------   ------------
Reinsurance recoverable on paid losses...................  $ 99,224,000   $ 91,318,000
Commuted receivable......................................            --     53,210,000
Reinsurance recoverable on outstanding losses............   376,778,000    382,565,000
Reinsurance recoverable on IBNR..........................   317,467,000    214,933,000
Reserve for uncollectible reinsurance....................    (4,057,000)    (5,541,000)
                                                           ------------   ------------
          Total reinsurance recoverables.................  $789,412,000   $736,485,000
                                                           ============   ============

     The insurance company subsidiaries require reinsurers not authorized by the subsidiaries' respective states of domicile to collateralize their reinsurance obligations to the Company. The table below shows amounts held by the Company as collateral plus other credits available for potential offset as of December 31, 2000 and 1999:

                                                               2000           1999
                                                           ------------   ------------
Payables to reinsurers...................................  $200,591,000   $212,962,000
Letters of credit........................................   142,494,000    154,111,000
Cash deposits............................................    23,813,000     19,882,000
                                                           ------------   ------------
          Total credits..................................  $366,898,000   $386,955,000
                                                           ============   ============

     In order to minimize its exposure to reinsurance credit risk, the Company evaluates the financial condition of its reinsurers and places its reinsurance with a diverse group of financially sound companies. The following table shows reinsurance balances relating to the reinsurers with a net recoverable balance greater than $10.0 million as of December 31, 2000 and 1999. The total recoverables column includes paid loss recoverable, outstanding loss recoverable, IBNR recoverable and ceded unearned premium.

                                                                                     LETTERS OF CREDIT,
                                         A.M. BEST                       TOTAL       CASH DEPOSITS AND
REINSURER                                 RATING        LOCATION      RECOVERABLES     OTHER PAYABLES         NET
---------                                ---------   --------------   ------------   ------------------   ------------
December 31, 2000:
Underwriters at Lloyd's................  A           United Kingdom   $220,849,000      $28,602,000       $192,247,000
GE Reinsurance Corporation.............  A++         Illinois           38,152,000        4,881,000         33,271,000
AXA Reinsurance Company................  A+          Delaware           40,886,000        9,131,000         31,755,000
Underwriters Indemnity Company.........  A-          Texas              33,912,000        2,416,000         31,496,000
SCOR Reinsurance Company...............  A+          New York           28,419,000          734,000         27,685,000
American Re-Insurance Company..........  A++         Delaware           23,487,000        2,249,000         21,238,000
Transamerica Occidental Life Ins.
  Co...................................  A+          California         17,056,000          151,000         16,905,000
Federal Insurance Company..............  A++         Indiana            21,185,000        6,708,000         14,477,000
St. Paul Fire and Marine Insurance
  Co...................................  A+          Minnesota          14,290,000               --         14,290,000
Odyssey America Reinsurance Corp.......  A           Connecticut        24,602,000       11,741,000         12,861,000
American Fidelity Assurance Corp.......  A+          Oklahoma           21,745,000       10,680,000         11,065,000
NAC Reinsurance Corporation............  A+          New York           10,972,000           94,000         10,878,000
Chartwell Insurance Company............  A           Minnesota          11,308,000          677,000         10,631,000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                                                                     LETTERS OF CREDIT,
                                         A.M. BEST                       TOTAL       CASH DEPOSITS AND
REINSURER                                 RATING        LOCATION      RECOVERABLES     OTHER PAYABLES         NET
---------                                ---------   --------------   ------------   ------------------   ------------
December 31, 1999:
Underwriters at Lloyd's................  A           United Kingdom   $156,650,000      $22,805,000       $133,845,000
Underwriters Indemnity Company.........  A-          Texas              50,451,000        4,201,000         46,250,000
SCOR Reinsurance Company...............  A+          New York           41,137,000        1,740,000         39,397,000
AXA Reinsurance Company................  A+          Delaware           37,690,000        5,013,000         32,677,000
NAC Reinsurance Company................  A+          New York           23,153,000        6,105,000         17,048,000
Transamerica Occidental Life Ins.
  Co...................................  A+          California         22,481,000        6,102,000         16,379,000
St. Paul Fire and Marine Insurance
  Co...................................  A+          Minnesota          17,577,000        1,721,000         15,856,000
Odyssey America Reinsurance Corp.......  A           Connecticut        19,114,000        5,891,000         13,223,000
Sun Life Assurance Company of Canada...  A++         Canada             17,996,000        4,786,000         13,210,000
GE Reinsurance.........................  A++         Illinois           16,535,000        4,869,000         11,666,000
Chartwell Insurance Company............  A           Minnesota          12,736,000        2,074,000         10,662,000

     Lloyds of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. As of December 31, 2000, the net recoverable due from Underwriters at Lloyd's, aggregating $192.2 million, represented balances due from over 140 different syndicates, five of which each had a net recoverable balance in excess of $10.0 million. The largest net recoverable balance from an individual Lloyd's syndicate as of December 31, 2000 was $26.5 million.

     HCCL previously sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $86.8 million and $95.8 million as of December 31, 2000 and 1999, respectively.

     The Company has a reserve of $4.1 million as of December 31, 2000 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while management believes that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect management's estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. Management continually reviews the Company's financial exposure to the reinsurance market and continues to take actions to protect shareholders' equity.

     During 2000, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which the Company is a party. Such delays have affected, though not materially to date, the investment income of the Company's insurance company subsidiaries, but not to any extent their liquidity. The Company limits its liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown on the Company's consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payments to us and, in one or more cases, have sought arbitration of these matters. The Company believes these claims are without merit and expects to collect the full amount recoverable. The Company is currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, the Company will seek a judicial or arbitral determination of these matters.

     During 1999, the Company recorded a provision for reinsurance totaling $29.5 million in connection with the insolvency of a reinsurer. The Company expects this provision to be sufficient. The Company also recorded a $14.0 million provision following a commutation (the contractual settlement of outstanding and future liabilities) with another reinsurer, the majority of which represents the present value discount of ceded losses.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(9) COMMITMENTS AND CONTINGENCIES

  Litigation

     The Company is party to numerous lawsuits and other proceedings that arise in the normal course of its business. Many of such lawsuits and other proceedings involve claims under policies that the Company's insurance company subsidiaries underwrite as an insurer or reinsurer, the liabilities for which management believes have been adequately included in the Company's loss reserves. Also, from time to time, the Company is a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of its subsidiaries. Management believes the resolution of any such lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  Foreign Currency Forward Contracts

     On a limited basis, the Company enters into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML has revenue streams in U.S. Dollars and Canadian Dollars but incurs expenses in GBP. To mitigate the foreign exchange risk, the Company entered into foreign currency forward contracts expiring at staggered times through December, 2001. As of December 31, 2000, the Company had forward contracts to sell US $7.5 million for GBP at an average rate of 1.00 GBP equals US $1.50 and to sell CAD $600,000 for GBP at an average rate of 1.00 GBP equals CAD $2.18. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. The Company utilizes these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment. The fair value of foreign currency forward contracts December 31, 2000 was $14,000.

  Leases

     The Company leases administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through September, 2007. In addition to rent, the agreements generally require the payment of utilities, real estate taxes, insurance and repairs. The Company has recognized rent expense on a straight-line basis over the terms of these leases. In addition, the Company leases computer equipment and automobiles under operating leases expiring at various dates through the year 2004. Rent expense under operating leases amounted to $7.1 million, $5.7 million, and $4.3 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by the Company, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                          AMOUNT DUE
--------------------------------                          -----------
2001...................................................   $ 5,999,000
2002...................................................     4,957,000
2003...................................................     4,543,000
2004...................................................     3,163,000
2005...................................................     2,172,000
Thereafter.............................................     2,059,000
                                                          -----------
          Total future minimum annual rental payments
            due........................................   $22,893,000
                                                          ===========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

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

  Loan Guarantee

     During 1999, the Company guaranteed the construction financing debt of a partnership in which the company is a limited partner. The total amount of the loan commitment is $11.5 million, of which $11.1 million was funded as of December 31, 2000.

(10) RELATED PARTY TRANSACTIONS

     Certain of the Company's Directors are officers, directors or owners of business entities with which the Company transacts business. Balances with these business entities and other related parties included in the accompanying consolidated balance sheets are as follows:

                                                                 2000         1999
                                                              ----------   ----------
Marketable equity securities................................  $2,725,000   $5,051,000
Other investments...........................................   7,182,000    3,017,000
Premiums, claims and other receivables......................     435,000    3,347,000
Notes payable...............................................   4,633,000    7,546,000

     Transactions with these business entities and other related parties included in the accompanying consolidated statements of earnings are as follows:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Gross earned premium..........................  $        --   $        --   $ 1,716,000
Ceded earned premium..........................           --            --    14,543,000
Commission income.............................           --            --     1,544,000
Investment income.............................      112,000       206,000        64,000
Net realized investment loss..................   (5,067,000)   (4,521,000)           --
Other operating income........................       89,000     5,221,000       968,000
Gross loss and loss adjustment expense........           --            --     3,282,000
Ceded loss and loss adjustment expense........           --            --    37,107,000
Other operating expense.......................      757,000       578,000       840,000
Interest expense..............................       74,000       418,000       177,000

     The Company has committed to invest $5.0 million in an investment partnership managed by a related party. As of December 31, 2000, $3.4 million had been invested under this commitment. In 1998, HC bought an office building to be occupied by the Company from a partnership in which an officer and Director was a partner. The purchase price of $6.0 million was based upon independent appraisal.

(11) EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all of the employees residing in the United States who meet specified service requirements. The contributions are discretionary and are determined by management as of the beginning of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES each calendar year. The Company currently matches each employee's contribution to the 401(k) plan up to 6% of the employee's salary. Employees of the Company who reside outside the United States receive comparable benefits under different plans. The Company contributed $3.2 million, $3.1 million, and $1.7 million to the plans for the years ended December 31, 2000, 1999 and 1998, respectively, which is included in compensation expense in the accompanying consolidated statements of earnings.

(12) SHAREHOLDERS' EQUITY

     Under the Texas Insurance Code, HC and USSIC must each maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million, and can only pay dividends out of statutory surplus funds. In addition, they are limited in the amount of dividends which they may pay in any twelve-month period, without prior regulatory approval, to the greater of statutory net income for the prior calendar year or ten percent (10%) of statutory policyholders' surplus as of the prior calendar year end. During 2001, HC's and USSIC's ordinary dividend capacities will be approximately $23.1 million and $10.6 million, respectively.

     AIC is limited by the State of Maryland in the amount of dividends which it may pay in any twelve-month period, without prior regulatory approval, to the greater of statutory net income (under certain conditions) for the prior calendar year or ten percent (10%) of statutory policyholders' surplus as of the prior year end. During 2001, AIC's ordinary dividend capacity will be approximately $18.2 million.

     HCCL is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of net gain from operations for the prior calendar year or ten percent (10%) of statutory capital and surplus as of the prior year end. During 2001, HCCL's ordinary dividend capacity will be approximately $6.3 million.

     As of December 31, 2000, all of the domestic insurance company subsidiaries total adjusted capital is significantly in excess of the NAIC authorized control level risk-based capital.

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                               ACCUMULATED
                                                                UNREALIZED        OTHER
                                            FOREIGN CURRENCY    INVESTMENT    COMPREHENSIVE
                                              TRANSLATION      GAIN (LOSS)    INCOME (LOSS)
                                            ----------------   ------------   -------------
Balance December 31, 1997.................     $(306,000)      $  8,306,000   $  8,000,000
Net change for year.......................      (344,000)         2,049,000      1,705,000
                                               ---------       ------------   ------------
Balance December 31, 1998.................      (650,000)        10,355,000      9,705,000
Net change for year.......................       167,000        (12,564,000)   (12,397,000)
                                               ---------       ------------   ------------
Balance December 31, 1999.................      (483,000)        (2,209,000)    (2,692,000)
Net change for year.......................      (172,000)         7,577,000      7,405,000
                                               ---------       ------------   ------------
Balance December 31, 2000.................     $(655,000)      $  5,368,000   $  4,713,000
                                               =========       ============   ============

(13) >STOCK OPTIONS

     The Company has five option plans, the 1994 Non-employee Director Stock Option Plan, the 1996 Non-employee Director Stock Option Plan, the 1992 Incentive Stock Option Plan, the 1995 Flexible Incentive Plan, and the 1997 Flexible Incentive Plan. All plans are administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of Common Stock of the Company. As of December 31, 2000, 6,149,243 shares of Common Stock were reserved for the exercise of options, of which 5,494,229 shares were reserved for options previously granted and 655,014 shares were reserved for future issuances of options.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     Options vest over a zero to five year period and expire four to ten years after grant date. All options have been granted at fixed exercise prices, generally at the market price of the Company's Common Stock on the grant date. Any excess of the market price on the grant date over the exercise price is recognized as compensation expense in the accompanying consolidated financial statements. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $48.7 million, or $0.96 per share, for the year ended December 31, 2000; $20.7 million, or $0.42 per share, for the year ended December 31, 1999; and $65.4 million, or $1.34 per share, for the year ended December 31, 1998. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following weighted average assumptions: a) risk free interest rate of 6.4% for 2000, 5.7% for 1999 and 5.3% for 1998, b) expected volatility factor of .3, c) dividend yield of 0.89% for 2000, 1.52% for 1999 and 0.91% for 1998, and d) expected option life of four years for 2000 and 1999, and five years for 1998. The average fair value of options granted during the years ended December 31, 2000, 1999 and 1998 was $4.51, $4.16 and $5.23, respectively.

     The following table provides an analysis of stock option activity during the three years ended December 31, 2000:

                                       2000                    1999                    1998
                               ---------------------   ---------------------   --------------------
                                            AVERAGE                 AVERAGE                AVERAGE
                                 NUMBER     EXERCISE     NUMBER     EXERCISE    NUMBER     EXERCISE
                               OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES    PRICE
                               ----------   --------   ----------   --------   ---------   --------
Outstanding, beginning of
  year.......................   5,470,008    $16.08     5,459,766    $16.73    3,508,226    $16.22
Granted at market value......   1,745,000     13.59     1,869,600     13.48    2,779,500     17.01
Forfeitures and
  expirations................    (434,242)    18.32    (1,327,243)    18.36     (192,462)    21.48
Exercised....................  (1,286,537)    14.34      (532,115)     7.88     (635,498)    14.05
                               ----------    ------    ----------    ------    ---------    ------
Outstanding, end of year.....   5,494,229    $15.54     5,470,008    $16.08    5,459,766    $16.73
                               ==========    ======    ==========    ======    =========    ======
Exercisable, end of year.....   2,716,705    $16.59     2,982,872    $16.84    2,792,707    $15.92
                               ==========    ======    ==========    ======    =========    ======

     Options outstanding and exerciseable as of December 31, 2000 are shown on the following schedule:

                                           OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                 ---------------------------------------   --------------------
                                                 AVERAGE        AVERAGE                AVERAGE
RANGE OF                          NUMBER        REMAINING       EXERCISE    NUMBER     EXERCISE
EXERCISE PRICES                  OF SHARES   CONTRACTUAL LIFE    PRICE     OF SHARES    PRICE
---------------                  ---------   ----------------   --------   ---------   --------
Under $16.00...................  2,614,400      4.80 years       $11.53      952,454    $11.41
$16.00-$16.99..................  1,434,546            3.51        16.45      821,319     16.46
Over $16.99....................  1,445,283            5.30        21.88      942,932     21.94
                                 ---------      ----------       ------    ---------    ------
          Total options........  5,494,229      4.59 years       $15.54    2,716,705    $16.59
                                 =========      ==========       ======    =========    ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

(14) EARNINGS PER SHARE

     The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 2000:

                                                    2000          1999          1998
                                                 -----------   -----------   -----------
Net earnings...................................  $53,431,000   $25,123,000   $72,278,000
                                                 ===========   ===========   ===========
Reconciliation of number of shares outstanding:
Shares of Common Stock outstanding at year
  end..........................................   50,345,000    48,839,000    48,252,000
Changes in Common Stock due to issuance........     (908,000)     (241,000)     (332,000)
Contingent shares to be issued.................       39,000        49,000            --
Common Stock contractually issuable in the
  future.......................................      269,000       414,000            --
                                                 -----------   -----------   -----------
          Weighted average Common Stock
            outstanding........................   49,745,000    49,061,000    47,920,000
Additional dilutive effect of outstanding
  options (as determined by the application of
  the treasury stock method)...................      877,000       588,000     1,016,000
                                                 -----------   -----------   -----------
          Weighted average Common Stock and
            potential common stock
            outstanding........................   50,622,000    49,649,000    48,936,000
                                                 ===========   ===========   ===========

     As of December 31, 2000, there were approximately 1.5 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. As part of a 1999 purchase agreement, up to 378,000 shares of the Company's Common Stock are to be issued if certain conditions are met. Of these shares, 94,500 have been issued and 39,000 are included in the 2000 computation because the contingency had been partially met. The remainder of the contingent shares were not included in the earnings per share computation because the conditions for issuance of the remaining shares have not yet been met.

(15) STATUTORY INFORMATION

     The Company's insurance company subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. The principal differences are that for statutory financial statements deferred policy acquisition costs are not recognized, deferred income taxes are not recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus and insurance assets and liabilities are presented net of reinsurance. The Company's use of permitted statutory accounting practices does not have a significant impact on statutory surplus. Statutory policyholders' surplus, and net income for the three years ended December 31, 2000, after intercompany eliminations, of the Company's insurance company subsidiaries included in those companies' respective filings with regulatory authorities are as follows:

                                                 2000           1999           1998
                                             ------------   ------------   ------------
Statutory policyholders' surplus...........  $326,249,000   $315,474,000   $369,401,000
Statutory net income (loss)................    13,749,000     (8,707,000)    53,162,000

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     Statutory policyholders' surplus has been adversely affected by statutory adjustments for reinsurance recoverables which, although required statutorily, have no effect on net earnings or shareholders' equity. The statutory net loss for 1999 includes a $25.5 million loss, net of income tax, from the provision for reinsurance.

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998 as a product of its attempt to codify statutory accounting principles. Although subject to adoption by the individual states, an effective date of January 1, 2001 was established for implementation of the statements. Prior to the codification project, a comprehensive guide to statutory accounting principles did not exist. Codification is new and will evolve over time. The cumulative effect of codification is expected to increase statutory policyholders' surplus of the Company's insurance company subsidiaries by approximately $6.0 million. The Company expects that the statutory surplus of its insurance company subsidiaries after adoption will continue to be in excess of their regulatory risk-based capital requirements.

(16) OTHER INFORMATION

  Supplemental Cash Flow Information

     Supplemental cash flow information for the three years ended December 31, 2000, is summarized below:

                                                   2000          1999          1998
                                                -----------   -----------   -----------
Interest paid.................................  $17,418,000   $13,694,000   $ 5,409,000
Income tax paid...............................   11,859,000    23,116,000    30,662,000
Dividends declared but not paid at year end...    3,023,000     2,442,000     1,930,000

     The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of the Company's Common Stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in shareholders' equity. The cumulative effect of accounting change due to the Company's adoption of SAB 101 is a non-cash charge to earnings.

  Restructuring

     As of December 31, 1999, the Company had accrued two separate restructuring liabilities, one relating to HCC's ongoing operations ("HCC Internal") and another relating to HCC's acquisition of Centris. Changes in the accruals between December 31, 1999 and December 31, 2000 are shown in the tables below:

                                        ACCRUED AT                      2000       ACCRUED AT
                                         12/31/99     PAID IN 2000   ADJUSTMENTS    12/31/00
                                        -----------   ------------   -----------   -----------
HCC Internal Restructuring
  Severance...........................  $3,115,000     $3,115,000     $      --     $     --
  Other...............................     911,000        292,000      (514,000)     105,000
                                        ----------     ----------     ---------     --------
          Total.......................  $4,026,000     $3,407,000     $(514,000)    $105,000
                                        ==========     ==========     =========     ========

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                                       ACCRUED AT                      2000       ACCRUED AT
                                        12/31/99     PAID IN 2000   ADJUSTMENTS    12/31/00
                                       -----------   ------------   -----------   -----------
Centris Restructuring
  Contractual executive severance
     accruals........................  $5,866,000     $6,027,000    $  166,000    $    5,000
  Other severance accruals...........     397,000        541,000       258,000       114,000
  Lease obligation accruals..........     848,000      1,004,000     1,196,000     1,040,000
                                       ----------     ----------    ----------    ----------
          Total......................  $7,111,000     $7,572,000    $1,620,000    $1,159,000
                                       ==========     ==========    ==========    ==========

     The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of the Centris operations.

     During the fourth quarter of 2000, the Company also recorded a restructuring charge and associated expenses of $1.5 million. A total of 26 employees were or will be terminated as a result of the Company's restructuring of certain underwriting agency operations and their integration into the Company's insurance company operations. The charges affected both segments and consisted of $557,000 accrued severance pay to be paid at various times throughout 2001 and $992,000 for the write down or write off of various impaired assets, primarily redundant computer software.

     Restructuring charges of $761,000 in 2000 and $5.5 million in 1999 are included in other operating expenses in the consolidated statements of earnings.

(17) LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

     The following table provides a reconciliation of the liability of loss and loss adjustment expense ("LAE"), for the three years ended December 31, 2000:

                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Reserves for loss and LAE at beginning of the
  year.............................................  $871,104,000   $460,511,000   $275,008,000
Less reinsurance recoverables......................   597,498,000    341,599,000    155,374,000
                                                     ------------   ------------   ------------
  Net reserves at beginning of the year............   273,606,000    118,912,000    119,634,000
Net reserve adjustments from acquisition and
  disposition of subsidiaries......................       514,000     55,523,000      3,877,000
Effect on loss reserves of write off of ceded
  outstanding and IBNR reinsurance recoverables....            --     82,343,000             --
Provision for loss and LAE for claims occurring in
  the current year.................................   208,055,000    105,036,000    105,895,000
Increase (decrease) in estimated loss and LAE for
  claims occurring in prior years..................    (9,585,000)     4,614,000    (14,593,000)
                                                     ------------   ------------   ------------
  Incurred loss and LAE, net of reinsurance........   198,470,000    109,650,000     91,302,000
                                                     ------------   ------------   ------------
Loss and LAE payments for claims occurring during:
Current year.......................................    76,725,000     36,770,000     47,126,000
Prior years........................................   145,993,000     56,052,000     48,775,000
                                                     ------------   ------------   ------------
  Loss and LAE payments, net of reinsurance........   222,718,000     92,822,000     95,901,000
                                                     ------------   ------------   ------------
Net reserves at end of the year....................   249,872,000    273,606,000    118,912,000
Plus reinsurance recoverables......................   694,245,000    597,498,000    341,599,000
                                                     ------------   ------------   ------------
         Reserves for loss and LAE at end of the
           year....................................  $944,117,000   $871,104,000   $460,511,000
                                                     ============   ============   ============

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

     During 2000, the Company had net loss and LAE redundancy of $9.6 million relating to prior year losses compared to a deficiency of $4.6 million in 1999 and a redundancy of $14.6 million in 1998. The deficiencies and redundancies in the reserves result from the Company's and its actuaries' continued review of its loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. The Company believes it has provided for all material net incurred losses.

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

(18) QUARTERLY FINANCIAL DATA (UNAUDITED; AMOUNTS IN THOUSANDS, EXCEPT PER SHARE
     DATA)

                                       FOURTH QUARTER       THIRD QUARTER        SECOND QUARTER       FIRST QUARTER
                                     ------------------   ------------------   ------------------   ------------------
                                       2000      1999       2000      1999       2000      1999       2000      1999
                                     --------   -------   --------   -------   --------   -------   --------   -------
Total revenue......................  $108,308   $84,308   $118,681   $83,093   $119,089   $82,483   $120,089   $91,987
Earnings (loss) before accounting
  change...........................    13,404    (4,991)    16,994     9,118     12,411       287     12,635    20,709
Cumulative effect of accounting
  change...........................        --        --         --        --         --        --     (2,013)       --
                                     --------   -------   --------   -------   --------   -------   --------   -------
Net earnings (loss)................  $ 13,404   $(4,991)  $ 16,994   $ 9,118   $ 12,411   $   287   $ 10,622   $20,709
                                     ========   =======   ========   =======   ========   =======   ========   =======
Basic earnings (loss) per share
  data:
Earnings (loss) before accounting
  change...........................  $   0.27   $ (0.10)  $   0.34   $  0.19   $   0.25   $  0.01   $   0.26   $  0.42
Cumulative effect of accounting
  change...........................        --        --         --        --         --        --      (0.04)       --
                                     --------   -------   --------   -------   --------   -------   --------   -------
Earnings (loss) per share..........  $   0.27   $ (0.10)  $   0.34   $  0.19   $   0.25   $  0.01   $   0.22   $  0.42
                                     ========   =======   ========   =======   ========   =======   ========   =======
Weighted average shares
  outstanding......................    50,184    49,193     49,742    49,130     49,528    48,951     49,403    48,764
                                     ========   =======   ========   =======   ========   =======   ========   =======
Diluted earnings (loss) per share
  data:
Earnings (loss) before accounting
  change...........................  $   0.26   $ (0.10)  $   0.33   $  0.18   $   0.25   $  0.01   $   0.25   $  0.42
Cumulative effect of accounting
  change...........................        --        --         --        --         --        --      (0.04)       --
                                     --------   -------   --------   -------   --------   -------   --------   -------
Earnings (loss) per share..........  $   0.26   $ (0.10)  $   0.33   $  0.18   $   0.25   $  0.01   $   0.21   $  0.42
                                     ========   =======   ========   =======   ========   =======   ========   =======
Weighted average shares
  outstanding......................    51,533    49,193     51,040    49,866     50,086    49,971     49,709    49,544
                                     ========   =======   ========   =======   ========   =======   ========   =======

     During 1999, pre-tax provisions for reinsurance of $29.5 million and $14.0 million were recorded in the second quarter and fourth quarter, respectively. Also, during the fourth quarter of 1999, the Company recorded a pre-tax restructuring expense of $5.5 million. During the fourth quarter of 2000, the Company recorded a $4.4 million pre-tax increase in reserves of discontinued lines of business that were part of the 1999 Centris acquisition and a $1.5 million in pre-tax restructuring expense. The sum of the quarters earnings
(loss) per share may not equal the annual amounts due to rounding. The net earnings shown in the above table for the first quarter of 2000 do not match the amount reported in the Form 10-Q filed with the SEC due to the cumulative effect of the change in accounting principle subsequently recorded due to the Company's adoption of SAB 101.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:

     Our report on the consolidated financial statements of HCC Insurance Holdings, Inc., which included an emphasis paragraph related to a change in the Company's method of revenue recognition for certain contracts, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statements schedules listed in
Item 14(b) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management.

     In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2001

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2000

COLUMN A                                              COLUMN B       COLUMN C        COLUMN D
--------                                            ------------   ------------   ---------------
                                                                                  AMOUNT AT WHICH
                                                                                   SHOWN IN THE
TYPE OF INVESTMENT                                      COST          VALUE        BALANCE SHEET
------------------                                  ------------   ------------   ---------------
Fixed maturities:
  Bonds -- United States government and government
     agencies and authorities.....................  $ 71,155,000   $ 72,612,000    $ 72,612,000
  Bonds -- states, municipalities and political
     subdivisions.................................    61,076,000     62,506,000      62,506,000
  Bonds -- special revenue........................   142,692,000    146,809,000     146,809,000
  Bonds -- corporate..............................   100,881,000    103,700,000     103,700,000
  Mortgage backed securities......................    39,722,000     40,792,000      40,792,000
  Bonds -- foreign government.....................     7,295,000      7,425,000       7,425,000
                                                    ------------   ------------    ------------
          Total fixed maturities..................   422,821,000   $433,844,000     433,844,000
                                                    ------------   ============    ------------
Equity securities:
  Common stocks -- banks, trusts and insurance
     companies....................................     2,551,000   $  1,511,000       1,511,000
  Common stocks -- industrial.....................     3,342,000      1,575,000       1,575,000
  Non-redeemable preferred stocks.................     3,003,000      3,196,000       3,196,000
                                                    ------------   ------------    ------------
          Total equity securities.................     8,896,000   $  6,282,000       6,282,000
                                                    ------------   ============    ------------
Short-term investments............................   262,982,000                    262,982,000
Other investments.................................     7,182,000                      7,182,000
                                                    ------------                   ------------
          Total investments.......................  $701,881,000                   $710,290,000
                                                    ============                   ============

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS

Cash........................................................  $    886,000   $     23,000
Short-term investments......................................     2,660,000        395,000
Investment in subsidiaries..................................   614,536,000    626,802,000
Receivable from subsidiaries................................     1,437,000      5,840,000
Intercompany loans to subsidiaries..........................   126,325,000     76,260,000
Other assets................................................     3,974,000      3,996,000
                                                              ------------   ------------
          Total assets......................................  $749,818,000   $713,316,000
                                                              ============   ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

Notes payable...............................................  $207,500,000   $235,000,000
Note payable to related party...............................     4,633,000      7,546,000
Deferred Federal income tax.................................       562,000        948,000
Accounts payable and accrued liabilities....................     7,688,000     12,394,000
                                                              ------------   ------------
          Total liabilities.................................   220,383,000    255,888,000
          Total shareholders' equity........................   529,435,000    457,428,000
                                                              ------------   ------------
          Total liabilities and shareholders' equity........  $749,818,000   $713,316,000
                                                              ============   ============

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF EARNINGS

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Equity in earnings of subsidiaries....................  $60,379,000   $30,948,000   $75,228,000
Interest income from subsidiaries.....................    9,160,000     4,165,000     2,052,000
Interest income.......................................      343,000       146,000       285,000
Net realized investment gain..........................           --            --       840,000
Other income..........................................      146,000        73,000            --
                                                        -----------   -----------   -----------
          Total revenue...............................   70,028,000    35,332,000    78,405,000
Interest expense......................................   20,249,000    12,907,000     6,036,000
Other operating expense...............................    1,582,000       266,000     1,730,000
                                                        -----------   -----------   -----------
          Total expense...............................   21,831,000    13,173,000     7,766,000
                                                        -----------   -----------   -----------
          Earnings before income tax benefit..........   48,197,000    22,159,000    70,639,000
Income tax benefit....................................    5,234,000     2,964,000     1,639,000
                                                        -----------   -----------   -----------
          Net earnings................................  $53,431,000   $25,123,000   $72,278,000
                                                        ===========   ===========   ===========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       STATEMENTS OF COMPREHENSIVE INCOME

                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                          2000           1999          1998
                                                       -----------   ------------   -----------
Net earnings.........................................  $53,431,000   $ 25,123,000   $72,278,000
Other comprehensive income net of tax:
  Foreign currency translation adjustment............     (172,000)       167,000      (344,000)
Investment gains (losses):
  Investment gains during the year, net of deferred
     tax charge of $294,000 in 1998..................           --             --       546,000
  Consolidated subsidiaries' investment gains
     (losses) during the year, net of deferred tax
     charge (benefit) of, $2,386,000 in 2000;
     $(8,042,000) in 1999; and $1,205,000 in 1998....    4,118,000    (15,271,000)    2,454,000
  Less reclassification adjustment for gains included
     in net earnings, net of deferred tax charge of
     $294,000 in 1998................................           --             --      (546,000)
  Less consolidated subsidiaries' reclassification
     adjustments for (gains) losses included in net
     earnings, net of deferred tax (charge) benefit
     of $1,862,000 in 2000; $1,457,000 in 1999, and
     ($218,000) in 1998..............................    3,459,000      2,707,000      (405,000)
                                                       -----------   ------------   -----------
Other comprehensive income (loss)....................    7,405,000    (12,397,000)    1,705,000
                                                       -----------   ------------   -----------
          Comprehensive income.......................  $60,836,000   $ 12,726,000   $73,983,000
                                                       ===========   ============   ===========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS

                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                        2000           1999            1998
                                                    ------------   -------------   ------------
Cash flows from operating activities:
  Net earnings....................................  $ 53,431,000   $  25,123,000   $ 72,278,000
  Adjustment to reconcile net earnings to net cash
     provided (used) by operating activities:
  Undistributed net income of subsidiaries........   (60,379,000)    (30,948,000)   (75,228,000)
  Change in deferred Federal income tax, net of
     tax effect of unrealized gain or loss........      (885,000)        687,000      3,934,000
  Changes in other assets and other...............      (245,000)      2,252,000             --
  Depreciation....................................        24,000          29,000         29,000
  Increase in accrued interest receivable added to
     intercompany loan balances...................    (5,160,000)     (4,035,000)    (2,052,000)
  Change in accounts payable and accrued
     liabilities..................................    (5,286,000)     (7,819,000)       124,000
  Net realized investment gain....................            --              --       (840,000)
                                                    ------------   -------------   ------------
     Cash used by operating activities............   (18,500,000)    (14,711,000)    (1,755,000)
Cash flows from investing activities:
  Sales of other operating investments............       307,000              --             --
  Sales of fixed income securities................            --              --     16,680,000
  Cash contributions to subsidiaries..............    (1,130,000)    (36,030,000)       (62,000)
  Purchase of subsidiaries........................   (10,345,000)   (201,947,000)   (30,355,000)
  Change in short-term investments................    (2,265,000)      4,144,000     (3,339,000)
  Cost of investment acquired.....................            --      (2,898,000)    (2,525,000)
  Change in receivable from subsidiaries..........     4,403,000      10,084,000     (4,056,000)
  Intercompany loans to subsidiaries..............   (16,509,000)    (27,404,000)   (34,530,000)
  Payments on intercompany loans to
     subsidiaries.................................    42,838,000      66,595,000     15,986,000
  Cash dividends from subsidiaries................    21,598,000      93,228,000     24,450,000
                                                    ------------   -------------   ------------
     Cash provided (used) by investing
       activities.................................    38,897,000     (94,228,000)   (17,751,000)
Cash flows from financing activities:
  Proceeds from note payable......................    26,700,000     547,000,000     74,200,000
  Payments on notes payable.......................   (57,042,000)   (433,600,000)   (49,950,000)
  Sale of Common Stock............................    21,158,000       4,783,000      2,203,000
  Dividends paid..................................   (10,350,000)     (9,221,000)    (7,139,000)
                                                    ------------   -------------   ------------
     Cash provided (used) by financing
       activities.................................   (19,534,000)    108,962,000     19,314,000
                                                    ------------   -------------   ------------
  Net change in cash..............................       863,000          23,000       (192,000)
  Cash as of beginning of year....................        23,000              --        192,000
                                                    ------------   -------------   ------------
  Cash as of end of year..........................  $    886,000   $      23,000   $         --
                                                    ============   =============   ============

                 See Notes to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to the Company for similar debt. As of December 31, 2000, the interest rate on intercompany loans was 8%.

                                                                      SCHEDULE 3

                          HCC INSURANCE HOLDINGS, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                             (DOLLARS IN THOUSANDS)

COLUMN A                          COLUMN B           COLUMN C(1)      COLUMN D(1)   COLUMN F    COLUMN G(2)         COLUMN H
----------------------------  -----------------   -----------------   -----------   --------   --------------   -----------------
                                  DECEMBER 31,                                            FOR THE YEARS ENDED DECEMBER 31,
---------------------------------------------------------------------------------   ---------------------------------------------
                                                    FUTURE POLICY                                               BENEFITS, CLAIMS,
                                                  BENEFITS, LOSSES,                                                LOSSES AND
                               DEFERRED POLICY     CLAIMS AND LOSS     UNEARNED     PREMIUM    NET INVESTMENT      SETTLEMENT
SEGMENTS                      ACQUISITION COSTS       EXPENSES         PREMIUMS     REVENUE        INCOME           EXPENSES
--------                      -----------------   -----------------   -----------   --------   --------------   -----------------
2000
 Insurance Company..........       $ 9,095           $1,030,877        $190,550     $267,647      $27,948           $198,470
 Underwriting Agency........                                                                        7,547
   Intermediary.............                                                                        3,293
 Other Operations...........                                                                          476
     Corporate..............                                                                          530
                                   -------           ----------        --------     --------      -------           --------
       Total................       $ 9,095           $1,030,877        $190,550     $267,647      $39,794           $198,470
                                   =======           ==========        ========     ========      =======           ========
1999
 Insurance Company..........       $   658           $  966,864        $188,524     $141,362      $23,400           $109,650
 Underwriting Agency........                                                                        4,186
   Intermediary.............                                                                        2,491
 Other Operations...........                                                                          424
     Corporate..............                                                                          432
                                   -------           ----------        --------     --------      -------           --------
       Total................       $   658           $  966,864        $188,524     $141,362      $30,933           $109,650
                                   =======           ==========        ========     ========      =======           ========
1998
 Insurance Company..........       $(3,615)          $  460,511        $201,050     $143,100      $22,995           $ 91,302
 Underwriting Agency........                                                                        3,949
   Intermediary.............                                                                          362
 Other Operations...........                                                                          536
     Corporate..............                                                                        1,493
                                   -------           ----------        --------     --------      -------           --------
       Total................       $(3,615)          $  460,511        $201,050     $143,100      $29,335           $ 91,302
                                   =======           ==========        ========     ========      =======           ========

COLUMN A                          COLUMN I        COLUMN J(3)   COLUMN K
----------------------------  -----------------   -----------   --------
                                   FOR THE YEARS ENDED DECEMBER 31,
----------------------------  ------------------------------------------

                               AMORTIZATION OF       OTHER
                               DEFERRED POLICY     OPERATING    PREMIUM
SEGMENTS                      ACQUISITION COSTS    EXPENSES     WRITTEN
--------                      -----------------   -----------   --------
2000
 Insurance Company..........       $23,743         $ 19,849     $283,788
 Underwriting Agency........                         69,092
   Intermediary.............                         25,679
 Other Operations...........                         15,755
     Corporate..............                            586
                                   -------         --------     --------
       Total................       $23,743         $130,961     $283,788
                                   =======         ========     ========
1999
 Insurance Company..........       $ 8,177         $ 63,963     $139,924
 Underwriting Agency........                         63,325
   Intermediary.............                         30,416
 Other Operations...........                         16,399
     Corporate..............                           (417)
                                   -------         --------     --------
       Total................       $ 8,177         $173,686     $139,924
                                   =======         ========     ========
1998
 Insurance Company..........       $10,978         $ 17,555     $121,883
 Underwriting Agency........                         50,325
   Intermediary.............                          8,241
 Other Operations...........                         14,936
     Corporate..............                          1,190
                                   -------         --------     --------
       Total................       $10,978         $ 92,247     $121,883
                                   =======         ========     ========

---------------

(1) Columns C and D are shown ignoring the effects of reinsurance.

(2) Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3) Other operating expenses is after all corporate expense allocations and amortization of goodwill have been charged or credited to the individual segments.

Note: Column E is omitted because the Company has no other policy claims and benefits payable.

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.

                                  REINSURANCE

COLUMN A                         COLUMN B         COLUMN C        COLUMN D       COLUMN E      COLUMN F
--------                       -------------   --------------   ------------   ------------   ----------
                                                                    (1)                       PERCENT OF
                                                                ASSUMED FROM                    AMOUNT
                                               CEDED TO OTHER      OTHER                       ASSUMED
                               DIRECT AMOUNT     COMPANIES       COMPANIES      NET AMOUNT      TO NET
                               -------------   --------------   ------------   ------------   ----------
For the year ended December
  31, 2000:
Life insurance in force......  $633,988,000     $633,851,000    $          0   $    137,000        0%
                               ============     ============    ============   ============      ===
Earned premium:
Property and liability
  insurance..................  $290,928,000     $285,020,000    $ 92,253,000   $ 98,161,000       94%
Accident and health
  insurance..................   372,530,000      421,928,000     218,884,000    169,486,000      129%
                               ------------     ------------    ------------   ------------
          Total..............  $663,458,000     $706,948,000    $311,137,000   $267,647,000      116%
                               ============     ============    ============   ============      ===
For the year ended December
  31, 1999:
Life insurance in force......  $832,305,000     $799,573,000    $          0   $ 32,732,000        0%
                               ============     ============    ============   ============      ===
Earned premium:
Property and liability
  insurance..................  $230,879,000     $277,089,000    $127,495,000   $ 81,285,000      157%
Accident and health
  insurance..................    63,251,000      169,782,000     166,608,000     60,077,000      277%
                               ------------     ------------    ------------   ------------
          Total..............  $294,130,000     $446,871,000    $294,103,000   $141,362,000      208%
                               ============     ============    ============   ============      ===
For the year ended December
  31, 1998:
Earned premium:
Property and liability
  insurance..................  $190,030,000     $233,549,000    $140,354,000   $ 96,835,000      145%
Accident and health
  insurance..................     2,506,000       76,426,000     120,185,000     46,265,000      260%
                               ------------     ------------    ------------   ------------
          Total..............  $192,536,000     $309,975,000    $260,539,000   $143,100,000      182%
                               ============     ============    ============   ============      ===

---------------

(1) Most of the reinsurance assumed by the Company's insurance company subsidiaries was underwritten directly by one of the Company's underwriting agency subsidiaries, but issued by other non-affiliated companies in order to satisfy local licensing, contractual or other requirements.

                                                                      SCHEDULE 5

                          HCC INSURANCE HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                           2000           1999          1998
                                                        -----------   ------------   ----------
Reserve for uncollectible reinsurance:
  Balance as of beginning of year.....................  $ 5,541,000   $  2,499,000   $2,535,000
  Total provision charged to expense..................      465,000     43,650,000       60,000
  Total amounts written off...........................   (1,949,000)   (40,608,000)     (96,000)
                                                        -----------   ------------   ----------
  Balance as of end of year...........................  $ 4,057,000   $  5,541,000   $2,499,000
                                                        ===========   ============   ==========
Allowance for doubtful accounts:
  Balance as of beginning of year.....................  $ 1,729,000   $    284,000   $  220,000
  Acquisitions of subsidiaries........................           --        629,000           --
  Total provision charged to expense..................    2,740,000      1,171,000      783,000
  Total amounts written off...........................   (1,219,000)      (355,000)    (719,000)
                                                        -----------   ------------   ----------
  Balance as of end of year...........................  $ 3,250,000   $  1,729,000   $  284,000
                                                        ===========   ============   ==========

                               INDEX TO EXHIBITS

     (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         (B)3.1          -- Bylaws of HCC Insurance Holdings, Inc., as amended.
         (A)3.2          -- Restated Certificate of Incorporation and Amendment of
                            Certificate of Incorporation of HCC Insurance Holdings,
                            Inc., filed with the Delaware Secretary of State on July
                            23, 1996 and May 21, 1998, respectively.
         (B)4.1          -- Specimen of Common Stock Certificate, $1.00 par value, of
                            HCC Insurance Holdings, Inc.
        (C)10.1          -- Stock Purchase Agreement dated effective October 1, 1998 by and among HCC Insurance Holdings, Inc., and Sun
                            Employer Services, Inc. and Howard V. Barton and
                            Elizabeth A. Barton.
        (D)10.2          -- Share Purchase Agreement dated January 29, 1999, among
                            HCC Insurance Holdings, Inc. and Gerald Axel, Barry J.
                            Cook, Gary J. Lockett, Christopher F.B. Mays, Mark E.
                            Rattner, Marshall Rattner, Inc., John Smith and Keith W.
                            Steed.
           10.3          -- Agreement and Plan of Merger dated as of January 19, 2001 by and among HCC Insurance Holdings, Inc., HCC Employee
                            Benefits, Inc. and James Scott Schanen, Lisa Rae Schanen,
                            Conor Schanen qsst, Austin Schanen qsst, Kevin Tolbert
                            and Schanen Consulting Corporation.
        (E)10.4          -- Loan Agreement ($300,000,000 Revolving Loan Facility)
                            dated as of December 17, 1999 among HCC Insurance
                            Holdings, Inc. as Borrower, Wells Fargo Bank (Texas),
                            National Association, as Agent, lead arranger and lender,
                            Bank of America, N.A. as documentation agent and lender,
                            Bank of New York as senior managing agent and lender,
                            Bank One, N.A. as co-agent and lender, First Union
                            National Bank as syndications agent and lender and
                            Dresdner Bank AG, New York and Grand Cayman Branches, as
                            co-agent and a lender.
        (F)10.5          -- HCC Insurance Holdings, Inc. 1994 Nonemployee Director
                            Stock Option Plan.
        (G)10.6          -- HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
                            Plan, as amended and restated.
        (G)10.7          -- HCC Insurance Holdings, Inc. 1995 Flexible Incentive
                            Plan, as amended and restated.
        (G)10.8          -- HCC Insurance Holdings, Inc. 1997 Flexible Incentive
                            Plan, as amended and restated.
        (G)10.9          -- HCC Insurance Holdings, Inc. 1996 Nonemployee Director
                            Stock Option Plan, as amended and restated.
        (D)10.10         -- Employment Agreement effective as of January 1, 1999,
                            between HCC Insurance Holdings, Inc. and Stephen L. Way.
        (G)10.11         -- Employment Agreement effective as of January 5, 2000,
                            between HCC Insurance Holdings, Inc. and John N. Molbeck,
                            Jr.
           10.12         -- Employment Agreement effective as of January 5, 2000,
                            between HCC Insurance Holdings, Inc. and Benjamin D.
                            Wilcox.
           10.13         -- Employment Agreement effective as of January 5, 2000,
                            between HCC Insurance Holdings, Inc. and Frank J.
                            Bramanti.
        (H)10.14         -- Employment Agreement effective as of January 5, 2000,
                            between HCC Insurance Holdings, Inc. and Edward H. Ellis,
                            Jr.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
        (I)10.15         -- Agreement and Plan of Merger dated as of October 11, 1999 among HCC Insurance Holdings, Inc., Merger Sub of
                            Delaware, Inc. and The Centris Group, Inc.
           12            -- Statement Regarding Computation of Ratios
           21            -- Subsidiaries of HCC Insurance Holdings, Inc.
           23            -- Consent of Independent
                            Accountants -- PricewaterhouseCoopers LLP dated March 30,
                            2001
           24            -- Powers of Attorney

---------------

(A) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(B) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(C) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1998.

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

(G) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(H) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2000.

(I)  Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
     Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.