Form 10-Q
period 2001-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2001-05-15
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2001.

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

On May 4, 2001, there were 58,775,774 shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.

                                      INDEX

                                                                                                PAGE NO.
                                                                                                --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       March 31, 2001 and December 31, 2000 (Restated).......................       3

                  Condensed Consolidated Statements of Earnings
                       For the three months ended March 31, 2001 and 2000 (Restated).........       4

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the three months ended March 31, 2001 and for
                       the year ended December 31, 2000 (Restated)...........................       5

                  Condensed Consolidated Statements of Cash Flows
                       For the three months ended March 31, 2001 and 2000 (Restated).........       7

                  Notes to Condensed Consolidated Financial Statements.......................       8

         Item 2.  Management's Discussion and Analysis.......................................      18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.................      21

Part II. OTHER INFORMATION...................................................................      22

This report on Form 10-Q contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. Forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategies, competitive strengths, goals, growth of our businesses and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably" or similar expressions, we are making forward-looking statements.

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                                  (Unaudited)

                                    --------

                                                                           March 31, 2001         December 31, 2000
                                                                         ------------------       -----------------
                                                                                                      (Restated)
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2001 $430,798,000; 2000 $422,821,000)                      $      446,460,000       $     433,844,000
   Marketable equity securities, at market
      (cost:  2001 $10,249,000; 2000 $8,896,000)                                  9,179,000               6,282,000
   Short-term investments, at cost, which approximates market                   277,832,000             263,805,000
   Other investments, at cost, which approximates fair value                      7,180,000               7,182,000
                                                                         ------------------       -----------------
      Total investments                                                         740,651,000             711,113,000

Cash                                                                              6,651,000              13,991,000
Restricted cash and cash investments                                            105,627,000             101,738,000
Premium, claims and other receivables                                           575,135,000             586,721,000
Reinsurance recoverables                                                        833,956,000             789,412,000
Ceded unearned premium                                                           95,189,000             114,469,000
Ceded life and annuity benefits                                                  84,453,000              86,760,000
Deferred policy acquisition costs                                                35,594,000              39,108,000
Property and equipment, net                                                      39,271,000              39,438,000
Goodwill                                                                        263,774,000             266,015,000
Other assets                                                                     11,398,000              18,995,000
                                                                         ------------------       -----------------
      TOTAL ASSETS                                                       $    2,791,699,000       $   2,767,760,000
                                                                         ==================       =================
LIABILITIES

Loss and loss adjustment expense payable                                 $      990,722,000       $     944,117,000
Life and annuity policy benefits                                                 84,928,000              86,760,000
Reinsurance balances payable                                                    102,689,000             130,746,000
Unearned premium                                                                170,541,000             190,550,000
Deferred ceding commissions                                                      24,360,000              30,013,000
Premium and claims payable                                                      618,790,000             594,852,000
Notes payable                                                                    57,477,000             212,133,000
Accounts payable and accrued liabilities                                         37,513,000              47,659,000
                                                                         ------------------       -----------------
      Total liabilities                                                       2,087,020,000           2,236,830,000

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250,000,000 shares authorized;
  (shares issued and outstanding: 2001 58,678,954;
   2000 51,342,006)                                                              58,679,000              51,342,000
Additional paid-in capital                                                      348,000,000             196,999,000
Retained earnings                                                               289,533,000             277,876,000
Accumulated other comprehensive income                                            8,467,000               4,713,000
                                                                         ------------------       -----------------
      Total shareholders' equity                                                704,679,000             530,930,000
                                                                         ------------------       -----------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    2,791,699,000       $   2,767,760,000
                                                                         ==================       =================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                    --------


                                                                    For the three months ended March 31,
                                                                    ------------------------------------
                                                                          2001                 2000
                                                                    ---------------       --------------
                                                                                            (Restated)
REVENUE

Net earned premium                                                  $    71,921,000       $   63,356,000
Management fees                                                          15,750,000           29,261,000
Commission income                                                        14,641,000           14,833,000
Net investment income                                                    10,632,000            8,249,000
Net realized investment loss                                               (824,000)            (403,000)
Other operating income                                                    2,972,000            6,651,000
                                                                    ---------------       --------------
      Total revenue                                                     115,092,000          121,947,000

EXPENSE

Loss and loss adjustment expense                                         48,542,000           48,809,000
Operating expense:
   Policy acquisition costs, net                                          4,274,000            9,321,000
   Compensation expense                                                  18,619,000           22,284,000
   Other operating expense                                               14,415,000           14,108,000
                                                                    ---------------       --------------
      Net operating expense                                              37,308,000           45,713,000
Interest expense                                                          3,347,000            5,021,000
                                                                    ---------------       --------------
      Total expense                                                      89,197,000           99,543,000
                                                                    ---------------       --------------
      Earnings before income tax provision                               25,895,000           22,404,000

Income tax provision                                                     10,717,000            9,000,000
                                                                    ---------------       --------------
      Earnings before cumulative effect of accounting change             15,178,000           13,404,000

Cumulative effect of accounting change, net of
   deferred tax effect of $1,335,000                                             --           (2,013,000)
                                                                    ---------------       --------------
        Net earnings                                                $    15,178,000       $   11,391,000
                                                                    ===============       ==============
BASIC EARNINGS PER SHARE DATA:

Earnings before accounting change                                   $          0.28       $         0.27
Cumulative effect of accounting change                                           --                (0.04)
                                                                    ---------------       --------------
        Net earnings                                                $          0.28       $         0.23
                                                                    ===============       ==============
Weighted average shares outstanding                                      53,720,000           50,400,000
                                                                    ===============       ==============
DILUTED EARNINGS PER SHARE DATA:

Earnings before accounting change                                   $          0.28       $         0.26
Cumulative effect of accounting change                                           --                (0.04)
                                                                    ---------------       --------------
        Net earnings                                                $          0.28       $         0.22
                                                                    ===============       ==============
Weighted average shares outstanding                                      55,070,000           50,706,000
                                                                    ===============       ==============
Cash dividends declared, per share                                  $          0.06       $         0.05
                                                                    ===============       ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity

                  For the three months ended March 31, 2001 and
                 for the year ended December 31, 2000 (Restated)

                                   (Unaudited)

                                    ---------

                                                                                                    Accumulated
                                                                        Additional                     other          Total
                                                          Common         paid-in       Retained    comprehensive   shareholders'
                                                          stock          capital       earnings    income (loss)       equity
                                                       ------------   ------------   ------------  ------------    ------------
BALANCE AS OF DECEMBER 31, 1999                        $ 49,836,000   $175,363,000   $235,932,000  $ (2,692,000)   $458,439,000


Net earnings                                                     --             --     55,468,000            --      55,468,000

Other comprehensive income                                       --             --             --     7,405,000       7,405,000
                                                                                                                   ------------
     Comprehensive income                                                                                            62,873,000

1,266,701 shares of common stock issued for exercise
  of options, including tax benefit of $3,627,000         1,266,000     19,596,000             --            --      20,862,000

Issuance of 144,973 shares of contractually
   issuable common stock                                    145,000       (145,000)            --            --              --

Issuance of 94,500 shares of contingently
  issuable common stock                                      95,000      1,145,000             --            --       1,240,000

Contractual grant of pooled company common
  stock by a shareholder prior to acquisition                    --      1,040,000             --            --       1,040,000

Dividends to shareholders of pooled
  company prior to acquisition                                   --             --     (2,593,000)           --      (2,593,000)

Cash dividends declared, $0.22 per share                         --             --    (10,931,000)           --     (10,931,000)
                                                       ------------   ------------   ------------  ------------    ------------
    BALANCE AS OF DECEMBER 31, 2000                    $ 51,342,000   $196,999,000   $277,876,000  $  4,713,000    $530,930,000
                                                       ============   ============   ============  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity

                  For the three months ended March 31, 2001 and
                 for the year ended December 31, 2000 (Restated)

                                   (Unaudited)

                                   (continued)

                                    ---------

                                                                                                    Accumulated
                                                                        Additional                     other          Total
                                                          Common         paid-in       Retained    comprehensive   shareholders'
                                                          stock          capital       earnings    income (loss)       equity
                                                       ------------   ------------   ------------  ------------    ------------
BALANCE AS OF DECEMBER 31, 2000                        $ 51,342,000   $196,999,000   $277,876,000  $  4,713,000    $530,930,000

Net earnings                                                     --             --     15,178,000            --      15,178,000

Other comprehensive income                                       --             --             --     3,754,000       3,754,000
                                                                                                                   ------------
     Comprehensive income                                                                                            18,932,000

6,900,000 shares of common stock issued
  in public offering, net of costs                       6,900,000     145,641,000             --            --     152,541,000

284,010 shares of common stock issued for
  exercise of options, including tax benefit of
  $896,000                                                  284,000      4,595,000             --            --       4,879,000

Issuance of 113,906 shares of
   contractually issuable common stock                      114,000       (114,000)            --            --              --

Issuance of 39,032 shares of
   contingently issuable common stock                        39,000        879,000             --            --         918,000

Cash dividends declared, $0.06 per share                         --             --     (3,521,000)           --      (3,521,000)
                                                       ------------   ------------   ------------  ------------    ------------
    BALANCE AS OF MARCH 31, 2001                       $ 58,679,000   $348,000,000   $289,533,000  $  8,467,000    $704,679,000
                                                       ============   ============   ============  ============    ============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                    --------

                                                                       For the three months ended March 31,
                                                                       ------------------------------------
                                                                              2001                2000
                                                                       ------------------  ----------------
                                                                                                (Restated)
Cash flows from operating activities:
  Net earnings                                                         $       15,178,000  $     11,391,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                          11,586,000        71,428,000
      Change in reinsurance recoverables                                      (44,544,000)       46,146,000
      Change in ceded unearned premium                                         19,280,000         3,832,000
      Change in loss and loss adjustment expense payable                       46,605,000       (17,783,000)
      Change in reinsurance balances payable                                  (28,057,000)        1,060,000
      Change in unearned premium                                              (20,009,000)       (6,478,000)
      Change in premium and claims payable, net of restricted cash             20,049,000       (44,508,000)
      Net realized investment loss                                                824,000           403,000
      Gains on sales of other operating investments                                    --        (1,144,000)
      Depreciation and amortization expense                                     4,521,000         4,447,000
      Other, net                                                               (6,326,000)       (7,158,000)
                                                                       ------------------  ----------------
         Cash provided by operating activities                                 19,107,000        61,636,000

Cash flows from investing activities:
  Sales of fixed income securities                                             43,806,000        11,302,000
  Maturity or call of fixed income securities                                   6,670,000        16,364,000
  Sales of equity securities                                                           --         6,547,000
  Dispositions of other operating investments                                          --        16,145,000
  Change in short-term investments                                            (14,027,000)     (120,823,000)
  Cash paid for companies acquired, net of cash received                               --        (9,901,000)
  Cost of securities acquired                                                 (60,598,000)      (14,815,000)
  Purchases of property and equipment and other, net                           (1,299,000)       (1,584,000)
                                                                       ------------------  ----------------
      Cash used by investing activities                                       (25,448,000)      (96,765,000)

Cash flows from financing activities:
  Proceeds from notes payable                                                          --        24,000,000
  Sale of common stock,  net of costs                                         156,524,000         1,119,000
  Payments on notes payable                                                  (154,500,000)       (6,000,000)
  Dividends paid                                                               (3,023,000)       (2,442,000)
                                                                       ------------------  ----------------
      Cash provided (used) by financing activities                               (999,000)       16,677,000
                                                                       ------------------  ----------------
      Net change in cash                                                       (7,340,000)      (18,452,000)
      Cash at beginning of period                                              13,991,000        26,825,000
                                                                       ------------------  ----------------
      CASH AT END OF PERIOD                                            $        6,651,000  $      8,373,000
                                                                       ==================  ================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)      GENERAL INFORMATION

         As used in this report, unless otherwise required by the context, the terms "we," "us," "our" and the "Company" refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries, and the term "HCC" refers only to HCC Insurance Holdings, Inc.

         We provide specialized property and casualty and accident and health insurance coverages, underwriting agency and intermediary services and other insurance related services both to commercial customers and individuals. We operate primarily in the United States and in the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our products both directly to customers and through a network of independent and affiliated agents and brokers. Our lines of business include accident and health reinsurance, aviation, marine, medical stop-loss, offshore energy, property and workers' compensation insurance.

         Basis of Presentation

         The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2000, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, restated for the Schanen pooling-of-interests, but do not include all disclosures required by generally accepted accounting principles.

         On January 19, 2001, we acquired all of the outstanding shares of Schanen Consulting Corporation and its operating subsidiary, Schanen Consulting Group, L.L.C. (collectively "Schanen"), an insurance intermediary, in exchange for 996,805 shares of our common stock. This business combination has been recorded using the pooling-of-interests method of accounting and, accordingly, our condensed consolidated financial statements have been restated to include the accounts and operations of Schanen for all periods presented.

         Separate total revenue and net earnings of the combined entities for the three months ended March 31, 2000 are presented in the following table:

                                                         Revenue              Net Earnings
                                                    -------------------   -------------------
         Amounts, as previously reported            $       120,089,000   $        10,622,000
         Schanen                                              1,858,000               769,000
                                                     ------------------   -------------------
               AMOUNTS, AS RESTATED                  $      121,947,000   $        11,391,000
                                                     ==================   ===================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)      GENERAL INFORMATION, CONTINUED

         Revenue Recognition

         Effective January 1, 2000, we changed certain of our revenue recognition methods for our underwriting agencies and intermediaries to agree with guidance contained in SEC Staff Accounting Bulletin Number 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." The after-tax cumulative non-cash charge resulting from the adoption of SAB 101 was $2.0 million. As required by this accounting guidance, we have restated the 2000 first quarter results for the cumulative effect of the change in accounting. The change did not have a material effect on earnings before cumulative effect of accounting change for any period presented.

         Income Tax

         For the three months ended March 31, 2001 and 2000, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, non-deductible goodwill amortization and tax exempt municipal bond interest. Since its acquisition, Schanen has become part of our consolidated federal income tax return and is subject to certain state income taxes. However, prior to its acquisition by HCC, Schanen was not subject to income tax.

         Foreign Currency

         We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. On a limited basis, we also enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Our subsidiaries operating in London have revenue streams primarily in U.S. Dollars and Canadian Dollars ("CAD") but their expenses are paid in British Pound Sterling ("GBP"). To mitigate our foreign exchange risk, we entered into foreign currency forward contracts expiring at staggered times through December 31, 2001. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. This permits us to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, we may continue to limit our exposure to currency fluctuations through the use of foreign currency forward contracts. We utilize these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculation or trading.

         We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" effective for us January 1, 2001. To the extent the foreign exchange forward contracts qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the foreign currency forward contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in fair value is recognized in the consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure. The cumulative effect adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows and, since we utilize derivatives or hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)      GENERAL INFORMATION, CONTINUED

         Effects of Recent Accounting Pronouncements

         The Financial Accounting Standards Board has recently announced that it proposes to change the accounting for certain acquisitions and goodwill. This pronouncement, if finally adopted, could affect the way we account for and the structure of future acquisitions. Rules implementing the announced standards are not final and no date has been established for adopting the final standards.

         Reclassifications

         Certain amounts in our 2000 condensed consolidated financial statements have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

(2)      PUBLIC OFFERING AND NOTES PAYABLE

         On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.5 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

         The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets:

                                            March 31, 2001      December 31, 2000
                                          ------------------   ------------------
         Acquisition notes                $        4,477,000   $        4,633,000
         Bank facility                            53,000,000          207,500,000
                                          ------------------   ------------------
             NET AMOUNTS                  $       57,477,000   $      212,133,000
                                          ==================   ==================

         On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. We can borrow up to $300.0 million under the facility on a revolving basis until the facility expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of March 31, 2001, the weighted average interest rate on the facility debt outstanding was 6.5%.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)      REINSURANCE

         In the normal course of business, our insurance companies cede a substantial portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, the subsidiaries participate in such agreements for the purposes of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. Most of the reinsurance assumed by our insurance companies was underwritten directly by one of our underwriting agencies, but was issued by other non-affiliated insurance companies in order to satisfy licensing, contractual or other requirements. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                                    Loss and Loss
                                                            Written               Earned             Adjustment
                                                            Premium               Premium              Expense
                                                        -----------------    -----------------    -----------------
       For the three months ended March 31, 2001:

       Direct business                                  $     181,952,000    $     196,410,000    $     130,066,000
       Reinsurance assumed                                     47,262,000           51,479,000          100,204,000
       Reinsurance ceded                                     (156,709,000)        (175,968,000)        (181,728,000)
                                                        -----------------    -----------------    -----------------
             NET AMOUNTS                                $      72,505,000    $      71,921,000    $      48,542,000
                                                        =================    =================    =================
       For the three months ended March 31, 2000:

       Direct business                                  $     144,625,000    $     138,417,000    $      95,227,000
       Reinsurance assumed                                     62,513,000           78,118,000           60,141,000
       Reinsurance ceded                                     (146,478,000)        (153,179,000)        (106,559,000)
                                                        -----------------    -----------------    -----------------
             NET AMOUNTS                                $      60,660,000    $      63,356,000    $      48,809,000
                                                        =================    =================    =================


         The table below represents the approximate composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                                 March 31, 2001         December 31, 2000
                                                                               -------------------     -------------------
       Reinsurance recoverable on paid losses                                  $        95,595,000     $        99,224,000
       Reinsurance recoverable on outstanding losses                                   433,891,000             376,778,000
       Reinsurance recoverable on IBNR                                                 308,652,000             317,467,000
       Reserve for uncollectible reinsurance                                            (4,182,000)             (4,057,000)
                                                                               -------------------     -------------------
             TOTAL REINSURANCE RECOVERABLES                                    $       833,956,000     $       789,412,000
                                                                               ===================     ===================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)      REINSURANCE, CONTINUED

         Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                                                                                  March 31, 2001        December 31, 2000
                                                                              ----------------------   -------------------
       Payables to reinsurers                                                 $          177,113,000   $       200,591,000
       Letters of credit                                                                 141,727,000           142,494,000
       Cash deposits                                                                      30,954,000            23,813,000
                                                                              ----------------------   -------------------
             TOTAL CREDITS                                                    $          349,794,000   $       366,898,000
                                                                              ======================   ===================

         We have a reserve of $4.2 million as of March 31, 2001 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while we believe that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to protect our shareholders' equity.

         A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown on our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, have sought arbitration of these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)      SEGMENT AND GEOGRAPHIC INFORMATION (AMOUNTS IN THOUSANDS)

         The performance of each segment is evaluated based upon net earnings before cumulative effect of accounting change and is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

         The segment information for the three months ended March 31, 2000 has been restated to include the accounts and operations of Schanen in the intermediary segment.

         Effective January 1, 2001, we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies. Policies incepting on or after January 1, 2001, along with associated expenses, will be reported in the insurance company segment. The administration of policies incepting before January 1, 2001, which are now in run off, along with associated expenses, will continue to be reported in the underwriting agency segment. This consolidation will affect the comparability of segment information between periods.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                         Insurance   Underwriting                       Other
                                          Company       Agency      Intermediary      Operations     Corporate         Total
                                       -----------     ---------     ---------        ---------      ---------       ---------
For the three months ended March 31, 2001:

Revenue:
   Domestic                            $    72,128     $  17,030     $   7,075        $   2,432      $     112       $  98,777
   Foreign                                   7,110           623         8,582               --             --          16,315
   Inter-segment                                --         4,521            75              559             --           5,155
                                       -----------     ---------     ---------        ---------      ---------       ---------
      Total segment revenue            $    79,238     $  22,174     $  15,732        $   2,991      $     112         120,247
                                       ===========     =========     =========        =========      =========
   Inter-segment revenue                                                                                                (5,155)
                                                                                                                     ---------
      CONSOLIDATED TOTAL REVENUE                                                                                     $ 115,092
                                                                                                                     =========

Net earnings (loss):
   Domestic                            $     7,102     $   4,018     $   1,975        $     516      $     (55)      $  13,556
   Foreign                                    (654)          248         1,624              --              --           1,218
                                       -----------     ---------     ---------        ---------      ---------       ---------
      TOTAL SEGMENT NET EARNINGS (LOSS)$     6,448     $   4,266     $   3,599        $     516      $     (55)         14,774
                                       ===========     =========     =========        =========      =========
     Inter-segment eliminations                                                                                            404
                                                                                                                     ---------
        CONSOLIDATED NET EARNINGS                                                                                    $  15,178
                                                                                                                     =========
Other items:
   Net investment income               $     7,694     $   1,815     $   1,015        $      38      $      70       $  10,632
   Depreciation and amortization             1,400         2,055           886               36            144           4,521
   Interest expense                              3         1,348         1,093               --            903           3,347
   Capital expenditures                        685           311           141               48            114           1,299

   Income tax provision                      2,395         3,239         3,382              310          1,150          10,476
   Inter-segment eliminations                                                                                              241
                                                                                                                     ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                               $  10,717
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)

                                         Insurance   Underwriting                    Other
                                          Company       Agency      Intermediary   Operations    Corporate       Total
                                         ----------    ----------    ----------    ----------    ----------    -----------
For the three months ended March 31, 2000:

Revenue:
    Domestic                             $   67,640    $   29,893    $    9,289    $    6,179    $      254    $   113,255
    Foreign                                   1,447           938         6,307            --            --          8,692
    Inter-segment                                --         2,184            38           351            --          2,573
                                         ----------    ----------    ----------    ----------    ----------    -----------
      Total segment revenue              $   69,087    $   33,015    $   15,634    $    6,530    $      254        124,520
                                         ==========    ==========    ==========    ==========    ==========
    Inter-segment revenue                                                                                           (2,573)
                                                                                                               -----------
       CONSOLIDATED TOTAL REVENUE                                                                              $   121,947
                                                                                                               ===========
Net earnings (loss):
    Domestic                             $    3,704    $    6,882    $    4,087    $      966    $   (1,653)   $    13,986
    Foreign                                  (1,269)          187           767            --            --           (315)
                                         ----------    ----------    ----------    ----------    ----------    -----------
      Total segment net earnings (loss)  $    2,435    $    7,069    $    4,854    $      966    $   (1,653)        13,671
                                         ==========    ==========    ==========    ==========    ==========
     Inter-segment eliminations                                                                                       (267)
     Cumulative effect of accounting
         change                                                                                                     (2,013)
                                                                                                               -----------
         CONSOLIDATED NET EARNINGS                                                                             $    11,391
                                                                                                               ===========
Other items:
    Net investment income                $    5,828    $    1,440    $      767    $      113    $      101    $     8,249
    Depreciation and amortization               789         2,829           617           107           105          4,447
    Interest expense                              5         2,282         1,285            --         1,449          5,021
    Capital expenditures                        710         1,144           172           117            56          2,199

    Income tax provision                        274         5,677         2,733           470            20          9,174
    Inter-segment eliminations                                                                                        (174)
    Cumulative effect of accounting
          change                                                                                                    (1,335)
                                                                                                               -----------
          CONSOLIDATED INCOME TAX
               PROVISION                                                                                       $     7,665
                                                                                                               ===========


                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5)      EARNINGS PER SHARE

         Basic earnings per share is based on the weighted average number of common shares outstanding during the period divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common shares for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common shares due to options. Contingent shares to be issued are included in the earnings per share computation only when the underlying conditions for issuance have been met.

         The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                                               For the three months ended March 31,
                                                                                    2001                   2000
                                                                              ---------------        ---------------
       Net earnings                                                           $    15,178,000        $    11,391,000
                                                                              ===============        ===============
       Reconciliation of number of shares outstanding:

       Shares of common stock outstanding at period end                            58,679,000             50,109,000
       Effect of common shares issued during the period                            (5,114,000)               (73,000)
       Contingent shares to be issued                                                      --                 95,000
       Common shares contractually issuable in the future                             155,000                269,000
                                                                              ---------------        ---------------
          Weighted average common shares outstanding                               53,720,000             50,400,000

       Additional dilutive effect of outstanding options
          (as determined by the application of the
          treasury stock method)                                                    1,350,000                306,000
                                                                              ---------------        ---------------
          Weighted average common shares and potential
          common shares outstanding                                                55,070,000             50,706,000
                                                                              ===============        ===============


         As of March 31, 2001, there were approximately 285,000 options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 244,468 shares of the our common stock to be issued if certain conditions are met as of December 31, 2001, or in subsequent years. These shares were not included in the earnings per share computation because the conditions for issuance have not yet been met.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(6)      SUPPLEMENTAL INFORMATION

         Supplemental information for the three months ended March 31, 2001 and 2000, is summarized below:

                                                                            2001                     2000
                                                                      ----------------         ----------------
      Interest paid                                                   $      6,001,000         $      2,660,000
      Income tax paid (received)                                             3,481,000               (6,896,000)
      Comprehensive income                                                  18,932,000               12,536,000
      Ceding commissions netted with policy acquisition costs               52,762,000               46,700,000


(7)      COMMITMENTS AND CONTINGENCIES

         We are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of such lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

         See also Note (3) concerning the collection of reinsurance recoverables.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 2001 versus three months ended March 31, 2000

On January 19, 2001 we acquired all of the outstanding shares of Schanen Consulting Corporation and its operating subsidiary, Schanen Consulting Group, L.L.C. (collectively "Schanen"), an insurance intermediary, in a business combination recorded using the pooling-of-interests method of accounting and, accordingly, our historical condensed consolidated financial statements have been restated to include the accounts and operations of Schanen for all periods presented.

Results of Operations

Total revenue decreased to $115.1 million for the first quarter of 2001 from $121.9 million for the same period in 2000. The increase in the insurance company segment revenue resulting from higher retained premium and investment income was offset by reductions in the underwriting agency and other operations segments revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001 and disposed of certain other operations during 2000.

Net investment income increased 29% to $10.6 million for the first quarter of 2001 from $8.2 million for the same period in 2000. This increase was due to the higher level of invested assets which resulted from the strong operating cash flow in 2000, partially offset by the recent decrease in interest rates. We expect cash flow to continue to improve thereby increasing net investment income, but the increase could be substantially offset by the effect of falling interest rates.

Compensation expense decreased to $18.6 million during the first quarter of 2001 from $22.3 million for the same period in 2000. The decrease is due principally to the sale of non-core subsidiaries and the closing or reduction of some operations of a purchased company subsequent to the end of the first quarter of 2000. Other operating expense in 2001 was also reduced for the same reasons but to a much lesser extent and were offset by a general increase in expense in our other operating subsidiaries as written premium continued to grow. Other operating expenses for the first quarter of 2000 also included a credit of $789,000 reflecting the reversal of some restructuring charges recorded during the previous year, whereas during the first quarter of 2001, we recorded $176,000 in non-recurring merger expense resulting from the acquisition of Schanen.

Interest expense was $3.3 million for the first quarter of 2001, a decrease of $1.7 million from $5.0 million for the same period in 2000. The decrease is a result of decreased debt outstanding, as a result of using the proceeds from our March, 2001 public offering to substantially reduce our debt, and lower interest rates. We expect significantly reduced interest expense in future periods as a result of our debt reduction.

Income tax expense on earnings before the change in accounting was $10.7 million for the first quarter of 2001 compared to $9.0 million for the same period in 2000. Our effective tax rate was 41% in the 2001 quarter compared to 40% in 2000, partly due to the fact that Schanen was not subject to income taxes prior to its acquisition.

Net earnings before the change in accounting increased 13% to $15.2 million, or $0.28 per share, for the first quarter of 2001 from $13.4 million, or $0.26 per share, for the same period in 2000. The increase results from a much improved underwriting performance by the insurance company segment, which more than offset the reductions in the underwriting agency and intermediary segments.

The Company's book value per share was $11.98 as of March 31, 2001, up from $10.29 as of December 31, 2000.

SEGMENTS

Insurance Companies

Gross written premium increased 11% to $229.2 million for the first quarter of 2001 from $207.1 million for the same period in 2000 due principally to an increase in medical stop-loss and accident and health reinsurance premium, offset by decreases in aviation and property premium. Net written premium for the first quarter of 2001 increased 20% to $72.5 million from $60.7 million for the same period in 2000, as our insurance companies have increased retentions on many of their lines of business as underwriting profit returns. Net earned premium increased 14% to $71.9 million for the same reason. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $48.5 million for the first quarter of 2001 compared to $48.8 million for the same period in 2000. The GAAP net loss ratio decreased to 67% for the first quarter of 2001 from 77% for the same period in 2000. Improved underwriting results were experienced primarily in the medical stop-loss line of business. The GAAP gross loss ratio was 93% in the first quarter of 2001 compared to 72% for the same period in 2000. During the first quarter of 2001, we recorded a gross loss of approximately $55.7 million due to the Petrobras 36 oil production platform sinking. Excluding this one claim, our GAAP gross loss ratio would have been 70% for the first quarter of 2001. The Petrobras claim was substantially reinsured, and did not have a material effect on our net earnings. The GAAP combined ratio was 96.5% in the first quarter of 2001 compared to 104.1% for the same period in 2000.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased to $4.3 million during the first quarter of 2001, compared to the same period in 2000. This is principally due to the higher policy issuance fees, which are recorded as ceding commissions, charged by our insurance companies on certain lines of business during 2001. These higher ceding commissions are partially offset by the increase in costs resulting from higher retained premium.

Net earnings of our insurance companies increased to $6.4 million in the first quarter of 2001 from $2.4 million for the same period in 2000, primarily due to improved underwriting results.

Underwriting Agencies

Premiums underwritten decreased to $203.4 million for the first quarter of 2001 from $268.9 million for the same period in 2000. Most of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or discontinued. Management fees decreased to $15.8 million for the first quarter of 2001, compared to $29.3 million for the same period in 2000 for the same reasons and as a result of higher policy issuance fees charged by and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $4.3 million in the first quarter of 2001 from $7.1 million in 2000 for the same reasons.

Intermediaries

Commission income was $14.6 million for the first quarter of 2001, compared to $14.8 million for the same period in 2000. Net earnings of our intermediary segment decreased to $3.6 million for the first quarter of 2001 compared to $4.8 million for the same period of 2000. This difference is caused by the mix of business, which had a lower gross margin during the current quarter compared to the prior year quarter and the fact that Schanen was not subject to income taxes during 2000.

Other Operations

The decrease in other operating revenue to $3.0 million during the first quarter of 2001 from $6.6 million for the same period in 2000 results principally from the sale or closure of certain operations during 2000. Also, a gain of $1.1 million from the sale of a unit was recorded during the first quarter of 2000 whereas there was no such gain in the first quarter 2001. Net earnings of other operations decreased to $516,000 in 2001 from $1.0 million in 2000 for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period.

Liquidity and Capital Resources

We receive substantial cash from premiums, collection of reinsurance recoverables, management fee and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are generally less than the gross balances shown in our condensed consolidated balance sheets.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $22.2 million, or 3% since December 31, 2000, and totaled $747.3 million as of March 31, 2001, of which $284.5 million was cash and short-term investments. The increase in investments resulted from operating cash flows which continue to be strong. The operating cash flow for the first quarter of 2000 was exceptionally high in relation to 2001 because of the receipt of $53.2 million from a reinsurance commutation and a net income tax refund of $6.9 million.

On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.5 million after deducting underwriting discounts, commissions and estimated offering expenses and were used to pay down our bank facility.

On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. We can borrow up to $300.0 million under the facility on a revolving basis until the facility expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of March 31, 2001, total debt outstanding under the facility was $53.0 million with a weighted average interest rate of 6.5%.

We continue to collect our receivables and recoverables generally in the ordinary course of business and we have not incurred and do not expect to incur any significant liquidity difficulties as a result of the level of gross amounts due. However, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, have sought arbitration of these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

Loss and loss adjustment expense payable increased $46.6 million between December 31, 2000 and March 31, 2001 primarily due to the Petrobras loss. Because the Petrobras loss is substantially reinsured, reinsurance recoverables also increased during the first quarter of 2001. We expect the Petrobras claim to be paid and the related reinsurance recoverables collected during the next 60 days.

We believe that our operating cash flows, short-term investments and bank facility will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The cumulative effect adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows and, since we utilize derivatives or hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

The Financial Accounting Standards Board has recently announced that it proposes to change the accounting for certain acquisitions and goodwill. This pronouncement, if finally adopted, could affect the way we account for and the structure of future acquisitions. Rules implementing the announced standards are not final and no date has been established for adopting the final standards.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2000.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         We are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of such lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

         See also Note (3) concerning the collection of reinsurance recoverables.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                           None.

         (b)      Reports on Form 8-K

                           On February 23, 2001, we filed a report on Form 8-K related to our announcement of financial results for the fourth quarter and full year 2000.

                           On March 2, 2001, we filed a report on Form 8-K related to our announcement that we had priced a public offering of 6.9 million shares of our common stock at $23.35 per share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HCC Insurance Holdings, Inc.
                                 -----------------------------------------------
                                                (Registrant)


    May 14, 2000                             /s/ Stephen L. Way
---------------------------      -----------------------------------------------
       (Date)                        Stephen L. Way,  Chairman of the Board
                                            and Chief Executive Officer

    May 14, 2000                              /s/ Edward H. Ellis, Jr.
---------------------------      -----------------------------------------------
       (Date)                    Edward H. Ellis, Jr., Senior Vice President and
                                               Chief Financial Officer