Form 10-Q
period 2001-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2001-08-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2001.

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

Yes   X           No
    -----             ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 6, 2001, there were 59,026,563 shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                         PAGE NO.
                                                                                         --------
Part I.       FINANCIAL INFORMATION

     Item 1.  Condensed Consolidated Balance Sheets
                June 30, 2001 and December 31, 2000.......................................   3

              Condensed Consolidated Statements of Earnings
                For the six months ended June 30, 2001 and 2000...........................   4

              Condensed Consolidated Statements of Earnings
                For the three months ended June 30, 2001 and 2000.........................   5

              Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the six months ended June 30, 2001 and for the
                year ended December 31, 2000..............................................   6

              Condensed Consolidated Statements of Cash Flows
                For the six months ended June 30, 2001 and 2000...........................   8

              Notes to Condensed Consolidated Financial Statements........................   9

     Item 2.  Management's Discussion and Analysis........................................  23

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..................  29

Part II.      OTHER INFORMATION...........................................................  30

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                                                                                      June 30, 2001          December 31, 2000
                                                                                     ---------------         -----------------
                                                                                      (Unaudited)
ASSETS

Investments:
   Fixed income securities, at market
      (cost: 2001 $461,837,000; 2000 $422,821,000)                                   $   474,059,000         $   433,844,000
   Marketable equity securities, at market
      (cost: 2001 $10,452,000; 2000 $8,896,000)                                           11,197,000               6,282,000
   Short-term investments, at cost, which approximates market                            242,044,000             263,805,000
   Other investments, at cost, which approximates fair value                               7,527,000               7,182,000
                                                                                     ---------------         ---------------
      Total investments                                                                  734,827,000             711,113,000

Cash                                                                                       4,298,000              13,991,000
Restricted cash and cash investments                                                     131,583,000             101,738,000
Premium, claims and other receivables                                                    638,470,000             586,721,000
Reinsurance recoverables                                                                 842,823,000             789,412,000
Ceded unearned premium                                                                   109,844,000             114,469,000
Ceded life and annuity benefits                                                           84,505,000              86,760,000
Deferred policy acquisition costs                                                         38,925,000              39,108,000
Property and equipment, net                                                               39,394,000              39,438,000
Goodwill                                                                                 260,367,000             266,015,000
Other assets                                                                              11,666,000              18,995,000
                                                                                     ---------------         ---------------
      TOTAL ASSETS                                                                   $ 2,896,702,000         $ 2,767,760,000
                                                                                     ===============         ===============

LIABILITIES

Loss and loss adjustment expense payable                                             $ 1,001,384,000         $   944,117,000
Life and annuity policy benefits                                                          84,505,000              86,760,000
Reinsurance balances payable                                                             107,725,000             130,746,000
Unearned premium                                                                         205,829,000             190,550,000
Deferred ceding commissions                                                               26,096,000              30,013,000
Premium and claims payable                                                               646,853,000             594,852,000
Notes payable                                                                             53,456,000             212,133,000
Accounts payable and accrued liabilities                                                  44,022,000              47,659,000
                                                                                     ---------------         ---------------
      Total liabilities                                                                2,169,870,000           2,236,830,000

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250,000,000 shares authorized;
  (shares issued and outstanding: 2001 59,025,813;
   2000 51,342,006)                                                                       59,026,000              51,342,000
Additional paid-in capital                                                               354,034,000             196,999,000
Retained earnings                                                                        306,250,000             277,876,000
Accumulated other comprehensive income                                                     7,522,000               4,713,000
                                                                                     ---------------         ---------------
      Total shareholders' equity                                                         726,832,000             530,930,000
                                                                                     ---------------         ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $ 2,896,702,000         $ 2,767,760,000
                                                                                     ===============         ===============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                                                                         For the six months ended June 30,
                                                                                      ---------------------------------------
                                                                                           2001                     2000
                                                                                      --------------           --------------
REVENUE

Net earned premium                                                                    $  155,609,000           $  135,010,000
Management fees                                                                           29,635,000               53,809,000
Commission income                                                                         24,792,000               25,696,000
Net investment income                                                                     20,508,000               18,195,000
Net realized investment loss                                                                (360,000)              (4,372,000)
Other operating income                                                                     5,464,000               14,556,000
                                                                                      --------------           --------------
      Total revenue                                                                      235,648,000              242,894,000

EXPENSE

Loss and loss adjustment expense                                                          96,969,000             101,941,000

Operating expense:
   Policy acquisition costs, net                                                          12,253,000               15,502,000
   Compensation expense                                                                   35,466,000               43,376,000
   Other operating expense                                                                27,540,000               27,999,000
                                                                                      --------------           --------------
      Net operating expense                                                               75,259,000               86,877,000

Interest expense                                                                           5,161,000               10,336,000
                                                                                      --------------           --------------
      Total expense                                                                      177,389,000              199,154,000
                                                                                      --------------           --------------
      Earnings before income tax provision                                                58,259,000               43,740,000

Income tax provision                                                                      22,823,000               17,156,000
                                                                                      --------------           --------------
      Earnings before cumulative effect of accounting change                              35,436,000               26,584,000

Cumulative effect of accounting change, net of
    deferred tax effect of $1,335,000                                                             --               (2,013,000)
                                                                                      --------------           --------------
     NET EARNINGS                                                                     $   35,436,000           $   24,571,000
                                                                                      ==============           ==============
BASIC EARNINGS PER SHARE DATA:

Earnings before accounting change                                                     $         0.63           $         0.53
Cumulative effect of accounting change                                                            --                    (0.04)
                                                                                      --------------           --------------
     NET EARNINGS                                                                     $         0.63           $         0.49
                                                                                      ==============           ==============
Weighted average shares outstanding                                                       56,374,000               50,462,000
                                                                                      ==============           ==============

DILUTED EARNINGS PER SHARE DATA:

Earnings before accounting change                                                     $         0.61           $         0.52
Cumulative effect of accounting change                                                            --                    (0.04)
                                                                                      --------------           --------------
     NET EARNINGS                                                                     $         0.61           $         0.48
                                                                                      ==============           ==============
Weighted average shares outstanding                                                       57,793,000               50,906,000
                                                                                      ==============           ==============
Cash dividends declared, per share                                                    $         0.12           $         0.10
                                                                                      ==============           ==============



See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)


                                                                                        For the three months ended June 30,
                                                                                      ---------------------------------------
                                                                                           2001                     2000
                                                                                      --------------           --------------
REVENUE

Net earned premium                                                                    $   83,688,000           $   71,654,000
Management fees                                                                           13,885,000               24,548,000
Commission income                                                                         10,151,000               10,863,000
Net investment income                                                                      9,876,000                9,946,000
Net realized investment gain (loss)                                                          464,000               (3,969,000)
Other operating income                                                                     2,492,000                7,905,000
                                                                                      --------------           --------------
      Total revenue                                                                      120,556,000              120,947,000

EXPENSE

Loss and loss adjustment expense                                                          48,427,000               53,132,000

Operating expense:
   Policy acquisition costs, net                                                           7,979,000                6,181,000
   Compensation expense                                                                   16,847,000               21,092,000
   Other operating expense                                                                13,125,000               13,891,000
                                                                                      --------------           --------------
      Net operating expense                                                               37,951,000               41,164,000

Interest expense                                                                           1,814,000                5,315,000
                                                                                      --------------           --------------
      Total expense                                                                       88,192,000               99,611,000
                                                                                      --------------           --------------
      Earnings before income tax provision                                                32,364,000               21,336,000

Income tax provision                                                                      12,106,000                8,156,000
                                                                                      --------------           --------------
     NET EARNINGS                                                                     $   20,258,000           $   13,180,000
                                                                                      ==============           ==============
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                                    $         0.34           $         0.26
                                                                                      ==============           ==============
Weighted average shares outstanding                                                       58,998,000               50,525,000
                                                                                      ==============           ==============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                                    $         0.34           $         0.26
                                                                                      ==============           ==============

Weighted average shares outstanding                                                       60,470,000               51,083,000
                                                                                      ==============           ==============
Cash dividends declared, per share                                                    $         0.06           $         0.05
                                                                                      ==============           ==============


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 2001 and
                      for the year ended December 31, 2000


                                                                                                   Accumulated
                                                                   Additional                        other            Total
                                                    Common          paid-in         Retained     comprehensive    shareholders'
                                                     stock          capital         earnings     income (loss)      equity
                                                 -------------   -------------   -------------   -------------   --------------
BALANCE AS OF DECEMBER 31, 1999                    $49,836,000    $175,363,000    $235,932,000     $(2,692,000)    $458,439,000

Net earnings                                                --              --      55,468,000              --       55,468,000

Other comprehensive income                                  --              --              --       7,405,000        7,405,000
                                                                                                                   ------------
  Comprehensive income                                                                                               62,873,000


1,266,701 shares of common stock issued upon
  exercise of options, including tax benefit
  of $3,627,000                                      1,266,000      19,596,000              --              --       20,862,000

Issuance of 144,973 shares of contractually
  issuable common stock                                145,000        (145,000)             --              --               --

Issuance of 94,500 shares of contingently
  issuable common stock                                 95,000       1,145,000              --              --        1,240,000

Contractual grant of pooled company common
  stock by a shareholder prior to acquisition               --       1,040,000              --              --        1,040,000

Dividends to shareholders of pooled
  company prior to acquisition                              --              --      (2,593,000)             --       (2,593,000)

Cash dividends declared, $0.22 per share                    --              --     (10,931,000)             --      (10,931,000)
                                                   -----------    ------------    ------------    ------------     ------------
    BALANCE AS OF DECEMBER 31, 2000                $51,342,000    $196,999,000    $277,876,000    $  4,713,000     $530,930,000
                                                   ===========    ============    ============    ============     ============


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 2001 and
                      for the year ended December 31, 2000

                                   (Unaudited)

                                   (continued)


                                                                                                   Accumulated
                                                                   Additional                        other            Total
                                                    Common          paid-in         Retained     comprehensive    shareholders'
                                                     stock          capital         earnings         income          equity
                                                 -------------   -------------   -------------   -------------   --------------
BALANCE AS OF DECEMBER 31, 2000                    $51,342,000    $196,999,000    $277,876,000    $  4,713,000    $530,930,000


Net earnings                                                --              --      35,436,000              --      35,436,000

Other comprehensive income                                  --              --              --       2,809,000       2,809,000
                                                                                                                  ------------
     Comprehensive income                                                                                           38,245,000

6,900,000 shares of common stock issued
  in public offering, net of costs                   6,900,000     145,641,000              --              --     152,541,000

630,869 shares of common stock issued upon
  exercise of options, including tax benefit of
  $1,964,000                                           631,000      10,629,000              --              --      11,260,000

Issuance of 113,906 shares of
   contractually issuable common stock                 114,000        (114,000)             --              --              --

Issuance of 39,032 shares of
   contingently issuable common stock                   39,000         879,000              --              --         918,000

Cash dividends declared, $0.12 per share                    --              --      (7,062,000)             --      (7,062,000)
                                                   -----------    ------------    ------------    ------------     ------------
    BALANCE AS OF JUNE 30, 2001                    $59,026,000    $354,034,000    $306,250,000    $  7,522,000     $726,832,000
                                                   ===========    ============    ============    ============     ============



See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)


                                                                                          For the six months ended June 30,
                                                                                       --------------------------------------
                                                                                           2001                     2000
                                                                                       -------------            -------------
Cash flows from operating activities:
  Net earnings                                                                         $  35,436,000            $  24,571,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                                    (51,749,000)              24,845,000
      Change in reinsurance recoverables                                                 (53,411,000)              (8,003,000)
      Change in ceded unearned premium                                                     4,625,000               (1,763,000)
      Change in loss and loss adjustment expense payable                                  57,267,000               28,191,000
      Change in reinsurance balances payable                                             (23,021,000)              (2,071,000)
      Change in unearned premium                                                          15,279,000               12,353,000
      Change in premium and claims payable, net of restricted cash                        22,156,000              (21,545,000)
      Change in accounts payable and accrued liabilities                                  (3,622,000)             (21,648,000)
      Net realized investment loss                                                           360,000                4,372,000
      Gains on sales of other operating investments                                               --               (2,951,000)
      Depreciation and amortization expense                                                9,299,000                9,199,000
      Other, net                                                                           3,917,000                5,864,000
                                                                                       -------------            -------------
         Cash provided by operating activities                                            16,536,000               51,414,000

Cash flows from investing activities:
  Sales of fixed income securities                                                        71,128,000               32,085,000
  Maturity or call of fixed income securities                                             20,654,000               23,747,000
  Sales of equity securities                                                               2,471,000                6,538,000
  Dispositions of other operating investments                                                     --               20,503,000
  Change in short-term investments                                                        21,761,000              (49,544,000)
  Cash paid for companies acquired, net of cash received                                          --               (9,880,000)
  Cost of securities acquired                                                           (135,512,000)             (87,061,000)
  Purchases of property and equipment and other, net                                      (2,991,000)              (3,660,000)
                                                                                       -------------            -------------
      Cash used by investing activities                                                  (22,489,000)             (67,272,000)

Cash flows from financing activities:
  Proceeds from notes payable                                                                   --                 24,000,000
  Sale of common stock,  net of costs                                                    161,837,000                3,188,000
  Payments on notes payable                                                             (158,500,000)             (23,000,000)
  Dividends paid                                                                          (7,077,000)              (4,903,000)
                                                                                       -------------            -------------
      Cash used by financing activities                                                   (3,740,000)                (715,000)
                                                                                       -------------            -------------
      Net change in cash                                                                  (9,693,000)             (16,573,000)

      Cash at beginning of period                                                         13,991,000               26,825,000
                                                                                       -------------            -------------
      CASH AT END OF PERIOD                                                            $   4,298,000            $  10,252,000
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

     We provide property and casualty and accident and health insurance coverages, underwriting agency and intermediary services, and other insurance related services both to commercial customers and individuals. We concentrate our activities in selected narrowly defined lines of business. We operate primarily in the United States and the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our insurance products both directly to customers and through a network of independent or affiliated agents and brokers. Our lines of business include accident and health, aviation, marine, medical stop-loss, offshore energy, property and workers' compensation insurance.

     Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2000, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, restated for the pooling-of-interests described below, but do not include all disclosures required by generally accepted accounting principles.

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

     Separate total revenue and net earnings of the combined entities for the six months ended June 30, 2000 are presented in the following table:


                                                                                      Revenue       Net Earnings
                                                                                   --------------   -------------
     Amounts as previously reported                                                $  239,178,000   $  23,033,000
     Schanen                                                                            3,716,000       1,538,000
                                                                                   --------------   -------------
          AMOUNTS AS RESTATED                                                      $  242,894,000   $  24,571,000
                                                                                   ==============   =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)  GENERAL INFORMATION, CONTINUED

     Revenue Recognition

     In the fourth quarter of 2000 and effective January 1, 2000, we changed certain of our revenue recognition methods for our underwriting agencies and intermediaries to agree with guidance contained in SEC Staff Accounting Bulletin Number 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." The after-tax cumulative non-cash charge resulting from the adoption of SAB 101 was $2.0 million. As required by this accounting guidance, we have restated the results for the first six months of 2000 for the cumulative effect of the change in accounting. The change did not have a material effect on earnings before cumulative effect of accounting change for any period presented.

     Income Tax

     For the six months ended June 30, 2001 and 2000, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, non-deductible goodwill amortization and tax exempt municipal bond interest. Since its acquisition, Schanen has become part of our consolidated Federal income tax return and is subject to certain state income taxes. However, prior to its acquisition by us, Schanen was not subject to income tax.

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

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. To the extent the foreign exchange forward contracts qualify for hedge accounting treatment, the gain or loss due to changes in their fair value is recognized in accumulated other comprehensive income until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the foreign currency forward contracts do not qualify for hedge accounting treatment, the gain or loss due to changes in fair value is recognized in the consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure. The cumulative effect adjustment due to this change in accounting is not

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(1)  GENERAL INFORMATION, CONTINUED

     material to our financial position, results of operations or cash flows. Since we utilize derivatives or hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

     Effects of Recent Accounting Pronouncements

     SFAS No. 141 entitled "Business Combinations" was issued in June, 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

     SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($260.4 million at June 30, 2001) will continue to be amortized through December 31, 2001. We will not amortize any goodwill recorded by us from an acquisition consummated during the remainder of 2001. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

     SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. We are reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2000 and the six months ended June 30, 2001, we recorded goodwill amortization of $13.0 million and $6.3 million, respectively. These amounts would not have been recorded under SFAS No. 142.

     Subsequent Events

     During July, 2001 we signed letters of intent to acquire all of the outstanding shares of two specialty underwriting agencies: ASU International, Inc. and Marshall Rattner, Inc, which is the parent company of Professional Indemnity Agency, Inc. Both transactions are expected to be completed during the third quarter of 2001.

                  HCC Insurance Holdings, Inc. and Subsidiaries

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

     The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets:

                                                June 30, 2001        December 31, 2000
                                                -------------        -----------------
      Acquisition notes                         $  4,456,000           $   4,633,000
      Bank facility                               49,000,000             207,500,000
                                                ------------           -------------
            NET AMOUNTS                         $ 53,456,000           $ 212,133,000
                                                ============           =============

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment signed on June 6, 2001. Interest expense includes a charge of $596,000 related to the write off of prepaid loan fees in connection with the amendment. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of June 30, 2001, the weighted average interest rate on the facility debt outstanding was 4.7%.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)



(3)  REINSURANCE

     In the normal course of business, our insurance companies cede a substantial portion of their premium through quota share, surplus, excess of loss and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholders, the subsidiaries participate in such agreements for the purposes of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. Most of the reinsurance assumed by our insurance companies was underwritten directly by one of our underwriting agencies, but was issued by other non-affiliated insurance companies in order to satisfy licensing, contractual or other requirements. The following tables represent the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                                                           Loss and Loss
                                                                    Written              Earned              Adjustment
                                                                    Premium              Premium              Expense
                                                                  -------------        -------------       --------------
     For the six months ended June 30, 2001:

     Direct business                                              $ 405,386,000        $ 397,062,000        $ 274,895,000
     Reinsurance assumed                                            118,322,000          109,076,000          156,165,000
     Reinsurance ceded                                             (345,619,000)        (350,529,000)        (334,091,000)
                                                                  -------------        -------------        -------------
           NET AMOUNTS                                            $ 178,089,000        $ 155,609,000        $  96,969,000
                                                                  =============        =============        =============

     For the six months ended June 30, 2000:

     Direct business                                              $ 299,375,000        $ 290,691,000        $ 208,523,000
     Reinsurance assumed                                            171,903,000          175,394,000          160,842,000
     Reinsurance ceded                                             (328,698,000)        (331,075,000)        (267,424,000)
                                                                  -------------        -------------        -------------
           NET AMOUNTS                                            $ 142,580,000        $ 135,010,000        $ 101,941,000
                                                                  =============        =============        =============

                  HCC Insurance Holdings, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)  REINSURANCE, CONTINUED

                                                                                                          Loss and Loss
                                                                   Written              Earned              Adjustment
                                                                   Premium              Premium              Expense
                                                                 -------------        -------------       --------------
     For the three months ended June 30, 2001:

     Direct business                                              $ 223,434,000        $ 200,652,000        $ 144,829,000
     Reinsurance assumed                                             71,060,000           57,597,000           55,961,000
     Reinsurance ceded                                             (188,910,000)        (174,561,000)        (152,363,000)
                                                                  -------------        -------------        -------------
           NET AMOUNTS                                            $ 105,584,000        $  83,688,000        $  48,427,000
                                                                  =============        =============        =============

     For the three months ended June 30, 2000:

     Direct business                                              $ 154,750,000        $ 152,274,000        $ 113,296,000
     Reinsurance assumed                                            109,390,000           97,276,000          100,701,000
     Reinsurance ceded                                             (182,220,000)        (177,896,000)        (160,865,000)
                                                                  -------------        -------------        -------------
           NET AMOUNTS                                            $  81,920,000        $  71,654,000        $  53,132,000
                                                                  =============        =============        =============


     The table below represents the approximate composition of reinsurance recoverables in our condensed consolidated balance sheets:


                                                                   June 30, 2001          December 31, 2000
                                                                   -------------          -----------------
     Reinsurance recoverable on paid losses                        $  93,547,000            $  99,224,000
     Reinsurance recoverable on outstanding losses                   442,305,000              376,778,000
     Reinsurance recoverable on IBNR                                 311,953,000              317,467,000
     Reserve for uncollectible reinsurance                            (4,982,000)              (4,057,000)
                                                                   -------------            -------------
           TOTAL REINSURANCE RECOVERABLES                          $ 842,823,000            $ 789,412,000
                                                                   =============            =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

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


                                                 June 30, 2001          December 31, 2000
                                                 -------------          -----------------
     Payables to reinsurers                      $179,988,000             $ 200,591,000
     Letters of credit                            132,512,000               142,494,000
     Cash deposits                                 24,155,000                23,813,000
                                                 -------------            -------------
           TOTAL CREDITS                         $336,655,000             $ 366,898,000
                                                 =============            =============


     We have a reserve of $5.0 million as of June 30, 2001 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry has placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while we believe that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to protect our shareholders' equity.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown on our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, we have sought arbitration or filed lawsuits to resolve these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)

     All segment information for 2000 has been restated to include the accounts and operations of Schanen in the intermediary segment.

     Effective January 1, 2001, we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies. Policies incepting on or after January 1, 2001, along with associated expenses, will be reported in the insurance company segment. The administration of all policies incepting before January 1, 2001, which are now in run off, along with associated expenses, will continue to be reported in the underwriting agency segment. This consolidation will affect the comparability of segment information between periods.


                                         Insurance     Underwriting                       Other
                                          company         agency       Intermediary     operations      Corporate       Total
                                         ----------    ------------    ------------     ----------      ---------     ---------
For the six months ended June 30, 2001:

Revenue:
   Domestic                              $ 154,204      $ 31,792        $ 12,854         $ 4,421        $    98       $ 203,369
   Foreign                                  17,302         1,321          13,656              --             --          32,279
   Inter-segment                                --        10,433             135           1,289             --          11,857
                                         ---------      --------        --------         -------        -------       ---------
     Total segment revenue               $ 171,506      $ 43,546        $ 26,645         $ 5,710        $    98         247,505
                                         =========      ========        ========         =======        =======
   Inter-segment revenue                                                                                                (11,857)
                                                                                                                      ---------
     CONSOLIDATED TOTAL REVENUE                                                                                       $ 235,648
                                                                                                                      =========
Net earnings:
   Domestic                              $  20,659      $  8,102        $  2,742         $   886        $   372       $  32,761
   Foreign                                    (293)          648           1,518              --             --           1,873
                                         ---------      --------        --------         -------        -------       ---------
     TOTAL SEGMENT NET EARNINGS          $  20,366      $  8,750        $  4,260         $   886        $   372          34,634
                                         =========      ========        ========         =======        =======
   Inter-segment eliminations                                                                                               802
                                                                                                                      ---------
     CONSOLIDATED NET EARNINGS                                                                                        $  35,436
                                                                                                                      =========
Other items:
   Net investment income                 $  15,324      $  3,233        $  1,717         $    59        $   175       $  20,508
   Depreciation and amortization             2,734         4,285           1,947             109            224           9,299
   Interest expense                             17         2,502           2,034              --            608           5,161
   Capital expenditures                      1,679           450             369              66            427           2,991

    Income tax provision                     8,905         7,221           4,318             554          1,348          22,346
    Inter-segment eliminations                                                                                              477
                                                                                                                      ---------
   CONSOLIDATED INCOME TAX PROVISION                                                                                  $  22,823
                                                                                                                      =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)

                                         Insurance     Underwriting                       Other
                                          company         agency       Intermediary     operations      Corporate       Total
                                         ----------    ------------    ------------     ----------      ---------     ---------
For the six months ended June 30, 2000:

Revenue:
   Domestic                              $ 141,531      $ 54,477        $ 15,824         $ 13,971        $   445      $ 226,248
   Foreign                                   2,379         2,775          11,492               --             --         16,646
   Inter-segment                                --         6,121              94              715             --          6,930
                                         ---------      --------        --------         --------        -------      ---------
     Total segment revenue               $ 143,910      $ 63,373        $ 27,410         $ 14,686        $   445        249,824
                                         =========      ========        ========         ========        =======
   Inter-segment revenue                                                                                                 (6,930)
                                                                                                                      ---------
     CONSOLIDATED TOTAL REVENUE                                                                                       $ 242,894
                                                                                                                      =========
Net earnings (loss):
   Domestic                              $  10,000      $ 12,168        $  6,073         $  3,033        $(3,051)     $  28,223
   Foreign                                  (2,360)          632             574               --             --         (1,154)
                                         ---------      --------        --------         --------        -------      ---------
     Total segment net earnings (loss)   $   7,640      $ 12,800        $  6,647         $  3,033        $(3,051)        27,069
                                         =========      ========        ========         ========        =======
   Inter-segment eliminations                                                                                              (485)
   Cumulative effect of accounting change                                                                                (2,013)
                                                                                                                      ---------
     CONSOLIDATED NET EARNINGS                                                                                        $  24,571
                                                                                                                      =========
Other items:
   Net investment income                 $  12,679      $  3,368        $  1,623         $   244        $   281       $  18,195
   Depreciation and amortization             1,636         5,590           1,470             218            285           9,199
   Interest expense                             10         4,686           2,615              --          3,025          10,336
   Capital expenditures                      1,668         2,063             271             157            116           4,275

    Income tax provision (benefit)           1,654        10,776           3,870           1,704           (547)         17,457
    Inter-segment eliminations                                                                                             (301)
    Cumulative effect of accounting change                                                                               (1,335)
                                                                                                                      ---------
      CONSOLIDATED INCOME TAX PROVISION                                                                               $  15,821
                                                                                                                      =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                         Insurance     Underwriting                       Other
                                          company         agency       Intermediary     operations      Corporate       Total
                                         ----------    ------------    ------------     ----------      ---------     ---------
For the three months ended June 30, 2001:

Revenue:
   Domestic                              $  82,076      $ 14,762        $  5,779         $  1,989        $   (14)     $ 104,592
   Foreign                                  10,192           698           5,074               --             --         15,964
   Inter-segment                                --         5,912              60              730             --          6,702
                                         ---------      --------        --------         --------        -------      ---------
     Total segment revenue               $  92,268      $ 21,372        $ 10,913         $  2,719        $   (14)       127,258
                                         =========      ========        ========         ========        =======
   Inter-segment revenue                                                                                                 (6,702)
                                                                                                                      ---------
     CONSOLIDATED TOTAL REVENUE                                                                                       $ 120,556
                                                                                                                      =========

Net earnings (loss):
   Domestic                              $  13,557      $  4,084        $    767         $    370        $   427      $  19,205
     Foreign                                   361           400            (106)              --             --            655
                                         ---------      --------        --------         --------        -------      ---------
     Total segment net earnings          $  13,918      $  4,484        $    661         $    370        $   427         19,860
                                         =========      ========        ========         ========        =======
     Inter-segment eliminations                                                                                             398
                                                                                                                      ---------
        CONSOLIDATED NET EARNINGS                                                                                     $  20,258
                                                                                                                      =========

Other items:
   Net investment income                 $   7,630      $  1,418        $  702           $    21         $   105      $   9,876
   Depreciation and amortization             1,334         2,230         1,061                73              80          4,778
   Interest expense (benefit)                   14         1,154           941                --            (295)         1,814
   Capital expenditures                        994           139           228                18             313          1,692

    Income tax provision                     6,510         3,982           936               244             198         11,870
    Inter-segment eliminations                                                                                              236
                                                                                                                      ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                                $  12,106
                                                                                                                      =========

                  HCC Insurance Holdings, Inc. and Subsidiaries


              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                         Insurance     Underwriting                       Other
                                          company         agency       Intermediary     operations      Corporate       Total
                                         ----------    ------------    ------------     ----------      ---------     ---------
For the three months ended June 30, 2000:

Revenue:
   Domestic                              $  73,891      $ 24,804        $  6,535         $  7,792        $   191      $ 113,213
   Foreign                                     932         1,617           5,185               --             --          7,734
   Inter-segment                                --         3,937              56              364             --          4,357
                                         ---------      --------        --------         --------        -------      ---------
     Total segment revenue               $  74,823      $ 30,358        $ 11,776         $  8,156        $   191        125,304
                                         =========      ========        ========         ========        =======
   Inter-segment revenue                                                                                                 (4,357)
                                                                                                                      ---------
     CONSOLIDATED TOTAL REVENUE                                                                                       $ 120,947
                                                                                                                      =========
Net earnings (loss):
   Domestic                              $   6,296      $  5,191        $  1,986         $  2,067        $(1,398)     $  14,142
   Foreign                                  (1,091)          540            (193)              --             --           (744)
                                         ---------      --------        --------         --------        -------      ---------
     Total segment net earnings (loss)   $   5,205      $  5,731        $  1,793         $  2,067        $(1,398)        13,398
                                         =========      ========        ========         ========        =======
   Inter-segment eliminations                                                                                              (218)
                                                                                                                      ---------
     CONSOLIDATED NET EARNINGS                                                                                        $  13,180
                                                                                                                      =========
Other items:
   Net investment income                 $   6,851      $  1,928        $    856         $    131        $   180      $   9,946
   Depreciation and amortization               847         2,761             853              111            180          4,752
   Interest expense                              5         2,404           1,330               --          1,576          5,315
   Capital expenditures                        958           919              99               40             60          2,076

   Income tax provision (benefit)            1,380         5,099           1,137            1,234           (567)         8,283
   Inter-segment eliminations                                                                                              (127)
                                                                                                                      ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                                $   8,156
                                                                                                                      =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)

     The following tables present revenue by line of business within each operating segment for the periods indicated:

                                                For the six months ended June 30,   For the three months ended June 30,
                                                ---------------------------------   -----------------------------------
                                                    2001                2000             2001                2000
                                                -------------       -------------   --------------      ---------------
     Insurance company:

       Accident and health                      $     21,170       $     26,668      $     11,762        $    16,518
       Aviation                                       42,278             36,415            21,936             18,450
       Marine and offshore energy                      3,934              3,102             2,089              1,167
       Medical stop-loss                              65,604             49,550            34,900             26,067
       Property                                        6,687              2,519             3,796              1,348
       Workers' compensation                          11,733              9,509             7,496              6,049
       Other lines of business                         4,203              7,247             1,709              2,055
                                                ------------       ------------      ------------         ----------
          TOTAL NET EARNED PREMIUM              $    155,609       $    135,010      $     83,688         $   71,654
                                                ============       ============      ============         ==========

     Underwriting agency:

       Life and accident and health             $     25,026       $     39,093      $     11,649         $   17,498
       Property and casualty                           4,609             14,716             2,236              7,050
                                                ------------       ------------      ------------         ----------
          TOTAL MANAGEMENT FEES                 $     29,635       $     53,809      $     13,885         $   24,548
                                                ============       ============      ============         ==========

     Intermediary:

       Life and accident and health             $     19,503       $     19,351      $      8,212         $    8,520
       Property and casualty                           5,289              6,345             1,939              2,343
                                                ------------       ------------      ------------         ----------
          TOTAL COMMISSION INCOME               $     24,792       $     25,696      $     10,151         $   10,863
                                                ============       ============      ============         ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

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

     The following table provides the reconciliations for the denominators used in the earnings per share calculations (amounts in thousands):


                                                For the six months ended June 30,   For the three months ended June 30,
                                                ---------------------------------   -----------------------------------
                                                    2001                2000             2001                2000
                                                -------------       -------------   --------------      ---------------
     Net earnings                               $     35,436       $     24,571      $     20,258         $   13,180
                                                ============       ============      ============         ==========

     Reconciliation of number of shares outstanding:

     Shares of common stock outstanding
       at period end                                  59,026             50,383            59,026             50,383
     Effect of common shares issued
       during the period                              (2,807)              (190)             (183)              (127)
     Common shares contractually
       issuable in the future                            155                269               155                269
                                                ------------       ------------      ------------         ----------
       Weighted average shares outstanding            56,374             50,462            58,998             50,525

     Additional dilutive effect of
       outstanding options (as determined
       by the application of the treasury
       stock method)                                   1,419                444             1,472                558
                                                ------------       ------------      ------------         ----------

       WEIGHTED AVERAGE COMMON
       SHARES AND POTENTIAL COMMON
       SHARES OUTSTANDING                             57,793             50,906            60,470             51,083
                                                ============       ============      ============         ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(5)  EARNINGS PER SHARE, CONTINUED

     As of June 30, 2001, there were approximately 150,000 options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. There are 244,468 shares of our common stock to be issued if certain conditions are met as of December 31, 2001, or in subsequent years. These shares were not included in the earnings per share computation because the conditions for issuance have not yet been met.

(6)  SUPPLEMENTAL INFORMATION


     Supplemental information for the six months ended June 30, 2001 and 2000, is summarized below:

                                                                          2001                   2000
                                                                     --------------         --------------
     Interest paid                                                   $    7,285,000         $    7,498,000
     Income tax paid                                                      8,597,000              5,123,000
     Comprehensive income                                                38,245,000             25,748,000
     Ceding commissions netted with policy acquisition costs            100,638,000            101,116,000


     Supplemental information for the three months ended June 30, 2001 and 2000, is summarized below:

                                                                           2001                   2000
                                                                     --------------         --------------
     Comprehensive income                                            $   19,313,000         $   14,456,000
     Ceding commissions netted with policy acquisition costs             47,876,000             54,416,000


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Six months ended June 30, 2001 versus six months ended June 30, 2000

Total revenue was $235.6 million for the first six months of 2001 compared to $242.9 million for the same period in 2000. The increase in the insurance company segment revenue resulting from increased business, greater retention levels and higher investment income was offset primarily by a reduction in the underwriting agency segment revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001. We anticipate that total revenue for the full year 2001 will increase compared to 2000 as earned premium continues to grow.

Net investment income increased 13% to $20.5 million for the first six months of 2001 from $18.2 million for the same period in 2000. This increase was due to the higher level of invested assets partially offset by the recent decrease in interest rates. We expect positive operating cash flow to continue, thereby increasing invested assets and investment income, but the increase could be substantially offset by the effect of lower interest rates.

Compensation expense decreased to $35.5 million in the first six months of 2001 from $43.4 million for the same period in 2000. The decrease is due principally to the disposition of non-core subsidiaries and the subsequent closing or reduction of some operations of an acquired company during 2000. Other operating expense in 2001 was also reduced for the same reasons, but to a much lesser extent, and the decrease was offset by a general increase in expense in our operating subsidiaries as business increased. Other operating expenses for the first six months of 2000 also included a credit of $789,000 reflecting the reversal of some restructuring charges recorded during the previous year, whereas during the first six months of 2001, we recorded $176,000 in merger expense resulting from an acquisition.

Interest expense was $5.2 million for the first six months of 2001, down from $10.3 million for the same period in 2000. This decrease was the result of our using the proceeds from our March, 2001 public offering to substantially reduce our debt, as well as lower interest rates. Also, during the first six months of 2001, we recorded a $596,000 non-cash pre-tax charge to expense prepaid loan fees in connection with the amendment of our bank facility.

Income tax expense on earnings before the change in accounting was $22.8 million for the first six months of 2001 compared to $17.2 million for the same period in 2000. Our effective tax rate was 39% for the first six months of both 2001 and 2000.

Net earnings before the change in accounting increased 33% to $35.4 million, or $0.61 per share, for the first six months of 2001 from $26.6 million, or $0.52 per share, for the same period in 2000. This increase results from a substantial improvement in the underwriting performance of the insurance company segment and increased investment income.

Our book value per share was $12.28 as of June 30, 2001, up substantially from $10.29 as of December 31, 2000.

SEGMENTS

Insurance Companies

Gross written premium increased 11% to $523.7 million for the first six months of 2001 from $471.3 million for the same period in 2000 due to strong growth in medical stop-loss, accident and health, and property premium, as rates continue to rise, partially offset by a planned decrease in aviation premium and discontinued lines. Net written premium for the first six months of 2001 increased 25% to $178.1 million from $142.6 million for the same period in 2000, as our insurance companies have increased the volume of business written, primarily in the medical stop-loss and aviation lines of business, as well as retentions on many of their lines of business as underwriting profit returns. Net earned premium increased 15% to $155.6 million for the same reasons. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $97.0 million for the first six months of 2001 compared to $101.9 million for the same period in 2000. The GAAP net loss ratio decreased substantially to 62% for the first six months of 2001 from 76% for the same period in 2000, due to overall improved underwriting results, particularly in the medical stop-loss and aviation lines of business. The GAAP gross loss ratio was 85% in the first six months of 2001 compared to 79% for the same period in 2000 and was adversely effected by a gross loss of approximately $55.0 million due to the destruction of the Petrobras 36 oil production platform. Excluding this one claim, our GAAP gross loss ratio would have improved to 74% for the first six months of 2001. The Petrobras claim was substantially reinsured and did not have a material effect on our net loss ratio or earnings. The GAAP combined ratio was 90% in the first six months of 2001 compared to 99% for the same period in 2000.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, decreased to $12.3 million during the first six months of 2001, compared to $15.5 million for the same period in 2000. This is principally due to the higher policy issuance fees, which are recorded as a reduction in acquisition costs, charged by our insurance companies on certain lines of business during 2001. This reduction in costs is partially offset by the increase in policy acquisition costs resulting from higher earned premium.

Net earnings of our insurance companies increased 167% to $20.4 million in the first six months of 2001 from $7.6 million for the same period in 2000, primarily due to the substantial improvement in underwriting performance.

Underwriting Agencies

Management fees decreased to $29.6 million for the first six months of 2001, compared to $53.8 million for the same period in 2000. Much of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or discontinued and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $8.8 million for the first six months of 2001 from $12.8 million for the same period in 2000 for the same reasons.

Intermediaries

Commission income was $24.8 million for the first six months of 2001, compared to $25.7 million for the same period in 2000. Net earnings of our intermediary segment decreased to $4.3 million for the first six months of 2001 compared to $6.6 million for the same period of 2000. This difference is caused by the fact that Schanen was not subject to income taxes during 2000 and the mix of business, which had a lower gross margin during the current period compared to the prior year period.

Other Operations

The decrease in other operating revenue to $5.5 million for the first six months of 2001 from $14.6 million for the same period in 2000 results principally from the disposition or closure of certain operations during 2000. Net earnings of other operations decreased to $886,000 in 2001 from $3.0 million in 2000 for the same reasons.

Period to period comparisons may vary substantially depending on other operating investments, or dispositions thereof, in any given period.

Corporate

Net income of the corporate segment was $372,000 for the first six months of 2001, compared to a net loss of $3.1 million for the same period in 2000. This resulted from the reduction of interest expense not allocated to the operating segments as we reduced our debt using the proceeds from the March, 2001 public offering. In addition, the 2000 period also included the costs of the closing of some operations of an acquired company.

Three months ended June 30, 2001 versus three months ended June 30, 2000

Total revenue was $120.6 million for the second quarter of 2001 compared to $120.9 million for the same period in 2000. The increase in the insurance company segment revenue resulting from increased business and greater retention levels was offset primarily by a reduction in the underwriting agency segment revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001. Total revenue was higher in the second quarter of 2001 compared to the first quarter of 2001 and we anticipate this trend to continue as earned premium grows.

Net investment income was unchanged at $9.9 million for the second quarter of 2001 compared to the same period in 2000. This was due to the higher level of invested assets offset by the recent decrease in interest rates. Operating cash flow was negative in the second quarter of 2001, but much improved over the same period in 2000. This was caused by timing differences between the receipt of receivables and payment of the related payables, particularly in our underwriting agency and intermediary segments. We expect positive operating cash flow to return in the third quarter, thereby increasing invested assets and investment income, but the increase could be substantially offset by the effect of lower interest rates.

Compensation expense decreased to $16.8 million during the second quarter of 2001 from $21.1 million for the same period in 2000. The decrease is due principally to the disposition of non-core subsidiaries and the subsequent closing or reduction of some operations of an acquired company during 2000. Other operating expense in 2001 was also reduced for the same reasons, but to a much lesser extent, and the decrease was offset by a general increase in expense in our operating subsidiaries as business increased.

Interest expense was $1.8 million for the second quarter of 2001, down from $5.3 million for the same period in 2000. This decrease was the result of our using the proceeds from our March, 2001 public offering to substantially reduce our debt, as well as lower interest rates. Also, during the second quarter of 2001, we recorded a $596,000 non-cash pre-tax charge to expense prepaid loan fees in connection with the amendment of our bank facility.

Income tax expense was $12.1 million for the second quarter of 2001 compared to $8.2 million for the same period in 2000. Our effective tax rate was 37% in the 2001 quarter compared to 38% in 2000.

Net earnings increased 54% to $20.3 million, or $0.34 per share, for the second quarter of 2001 from $13.2 million, or $0.26 per share, for the same period in 2000. This increase results from a substantial improvement in the underwriting performance of the insurance company segment.

Our book value per share was $12.28 as of June 30, 2001, up from $11.98 as of March 31, 2001.

SEGMENTS

Insurance Companies

Gross written premium increased 11% to $294.4 million for the second quarter of 2001 from $264.1 million for the same period in 2000 due to strong growth in medical stop-loss, accident and health, and property premium, as rates continue to rise, partially offset by a planned decrease in aviation premium and discontinued lines. Net written premium for the second quarter of 2001 increased 29% to $105.6 million from $81.9 million for the same period in 2000, as our insurance companies have increased the volume of business written, primarily in the medical stop-loss and aviation lines of business, as well as retentions on many of their lines of business as underwriting profit returns. Net earned premium increased 17% to $83.7 million for the same reasons. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $48.4 million for the second quarter of 2001 compared to $53.1 million for the same period in 2000. The GAAP net loss ratio decreased substantially to 58% for the second quarter of 2001 from 74% for the same period in 2000, due to overall improved underwriting results, particularly in the medical stop-loss and aviation lines of business. The GAAP gross loss ratio was 78% in the second quarter of 2001 compared to 86% for the same period in 2000. The GAAP combined ratio was 84% in the second quarter of 2001 compared to 95% for the same period in 2000.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased to $8.0 million during the second quarter of 2001, compared to $6.2 million for the same period in 2000. This is principally due to the increase in policy acquisition costs resulting from higher earned premium.

Net earnings of our insurance companies increased 167% to $13.9 million in the second quarter of 2001 from $5.2 million for the same period in 2000, primarily due to the substantial improvement in underwriting performance.

Underwriting Agencies

Management fees decreased to $13.9 million for the second quarter of 2001, compared to $24.5 million for the same period in 2000. Much of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or discontinued and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $4.5 million in the second quarter of 2001 from $5.7 million for the same period in 2000 for the same reasons.

Intermediaries

Commission income was $10.2 million for the second quarter of 2001, compared to $10.9 million for the same period in 2000. Net earnings of our intermediary segment decreased to $661,000 for the second quarter of 2001 compared to $1.8 million for the same period of 2000. This difference is caused by the fact that Schanen was not subject to income taxes during 2000 and the mix of business, which had a lower gross margin during the current quarter compared to the prior year quarter.

Other Operations

The decrease in other operating revenue to $2.5 million during the second quarter of 2001 from $7.9 million for the same period in 2000 results principally from the disposition or closure of certain operations during 2000. Net earnings of other operations decreased to $370,000 in 2001 from $2.1 million in 2000 for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments, or dispositions thereof, in any given period.

Corporate

Net income of the corporate segment was $427,000 for the second quarter of 2001, compared to a net loss of $1.4 million for the same period in 2000. This resulted from the reduction of interest expense not allocated to the operating segments as we reduced our debt using the proceeds from the March, 2001 public offering.

Acquisitions and Subsequent Events

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

During July, 2001 we signed letters of intent to acquire all of the outstanding shares of two specialty underwriting agencies: ASU International, Inc. and Marshall Rattner, Inc., which is the parent company of Professional Indemnity Agency, Inc. Both transactions are expected to be completed during the third quarter of 2001.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $14.0 million, or 2% since December 31, 2000, and totaled $739.1 million as of June 30, 2001, of which $246.3 million was cash and short-term investments. The increase in investments resulted from operating cash flows which continue to be strong. The operating cash flow for the first six months of 2000 was exceptionally high in relation to 2001 because of the receipt of $53.2 million from a reinsurance commutation.

On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.5 million after deducting underwriting discounts, commissions and estimated offering expenses and were used to pay down our bank facility.

On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment signed on June 6, 2001. We can borrow up to the maximum amount allowed by the facility on a revolving basis until the facility expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of June 30, 2001, total debt outstanding under the facility was $49.0 million with a weighted average interest rate of 4.7%.

Effective January 1, 2001, the State of Maryland changed the amount of dividend that domestic insurance companies may pay without prior regulatory approval in any twelve-month period. The new limitation for Avemco Insurance Company is the lesser of its statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. During 2001, Avemco Insurance Company will have an ordinary dividend capacity of approximately $8.6 million.

We continue to collect our receivables and recoverables generally in the ordinary course of business and we have not incurred and do not expect to incur any significant liquidity difficulties as a result of the level of gross amounts due. However, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in one or more cases, we have sought arbitration or filed lawsuits to resolve these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, we will seek a judicial or arbitral determination of these matters.

Loss and loss adjustment expense payable increased $57.3 million between December 31, 2000 and June 30, 2001 due primarily to the Petrobras loss. Because the Petrobras loss is substantially reinsured, reinsurance recoverables also increased during the first six months of 2001. The Petrobras loss was paid during July, 2001 and all the related reinsurance recoverables have now been collected.

We believe that our operating cash flows, short-term investments and bank facility will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The cumulative effect adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows. Since we utilize derivatives or hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

SFAS No. 141 entitled "Business Combinations" was issued in June, 2001 and became effective July 1, 2001. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting, which requires that acquisitions be recorded at fair value as of the date of acquisition. The pooling-of-interests method of accounting allowed under prior standards, which reflected business combinations using historical financial information, is now prohibited.

SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($260.4 million at June 30, 2001) will continue to be amortized through December 31, 2001. We will not amortize any goodwill recorded by us from an acquisition consummated during the remainder of 2001. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. We are reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the year ended December 31, 2000 and the six months ended June 30, 2001, we recorded goodwill amortization of $13.0 million and $6.3 million, respectively. These amounts would not have been recorded under SFAS No. 142.

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

Item 4.   Submission of Matters to Vote of Security Holders

          On May 24, 2001 the Company held its 2001 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

          (a)    Classification of the Board of Directors.

                 Shareholders were requested to approve an amendment to the Company's Amended Restated Certificate of Incorporation to classify the Directors in three classes to serve initially as follows: Class I - to serve until the Annual Meeting of the Shareholders in 2002; Class II - to serve until the Annual Meeting of the Shareholders in 2003; and Class III - to serve until the Annual Meeting of the Shareholders in 2004; and to provide that thereafter each class of directors shall serve for a three year term, each to serve in such capacity until his successor is duly elected and qualified. The amendment was not approved by the shareholders, who voted 22,594,771 shares in favor, 25,236,297 shares against, and 123,634 shares abstained.

          (b)    Election of Directors.

                 The following persons were elected to serve on the Board of Directors until the 2002 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                       NAME                               FOR                AGAINST        ABSTAINED
                       ----                               ---                -------        ---------
                 Stephen L. Way                        42,499,274               0           9,577,724
                 Frank J. Bramanti                     42,223,471               0           9,853,527
                 Marvin P. Bush                        49,830,987               0           2,246,011
                 Patrick B. Collins                    49,372,116               0           2,704,882
                 James R. Crane                        49,830,717               0           2,246,281
                 J. Robert Dickerson                   49,830,666               0           2,246,332
                 Edward H. Ellis, Jr.                  42,223,471               0           9,853,527
                 James C. Flagg, Ph.D.                 49,817,907               0           2,259,091
                 Edwin H. Frank, III                   48,945,794               0           3,131,204
                 Allan W. Fulkerson                    48,737,530               0           3,339,468
                 Walter J. Lack                        48,741,730               0           3,335,268
                 Stephen J. Lockwood                   48,442,681               0           3,634,317
                 John N. Molbeck, Jr.                  42,339,471               0           9,737,527

          (c)    Adoption of the 2001 Flexible Incentive Plan.

                 Shareholders were requested to approve the adoption of the 2001 Flexible Incentive Plan. The plan was approved by the shareholders, who voted 29,631,129 shares in favor, 18,250,036 against, and 73,537 abstained.

          (d)    Authorization to Issue 50,000,000 Shares of Preferred Stock.

                 Shareholders were requested to approve an amendment to the Company's Amended Restated Certificate of Incorporation to authorize the issuance of 50,000,000 shares of Preferred Stock. The amendment was not approved by the shareholders, who voted 22,352,025 shares in favor, 25,506,304 shares against, and 96,373 abstained.

          (e)    Ratification of PricewaterhouseCoopers LLP.

                 Shareholders were requested to ratify the appointment of PricewaterhouseCoopers LLP, as independent auditors for the Company and its subsidiaries for the year ended December 31, 2001. Such appointment was approved by the shareholders, who voted 51,405,932 shares in favor, 651,093 shares against, and 19,973 shares abstained.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

                  None.

          (b)    Reports on Form 8-K

                  On May 11, 2001, we filed a report on Form 8-K related to our announcement of financial results for the first quarter 2001.

                  On June 14, 2001, we filed a report on Form 8-K related to two items:

                  o Our announcement of restated financial statements as of December 31, 2000 and 1999 and for the three years ended December 31, 2000. This was necessitated by the acquisition of Schanen in a business combination recorded using the pooling-of-interests method of accounting.

                   o Our announcement of a second amendment to our loan agreement with a group of banks.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          HCC Insurance Holdings, Inc.
                              --------------------------------------------------
                                                (Registrant)


     August 14, 2001                        /s/ Stephen L. Way
--------------------------    --------------------------------------------------
          (Date)                   Stephen L. Way,  Chairman of the Board
                                          and Chief Executive Officer


     August 14, 2001                      /s/ Edward H. Ellis, Jr.
--------------------------    --------------------------------------------------
          (Date)               Edward H. Ellis, Jr., Senior Vice President and
                                           Chief Financial Officer