Form 10-Q
period 2001-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2001-11-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2001.

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

On November 5, 2001, there were 60,685,486 shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX


                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       September 30, 2001 and December 31, 2000...................................................3

                  Condensed Consolidated Statements of Earnings
                       For the nine months ended September 30, 2001 and 2000......................................4

                  Condensed Consolidated Statements of Earnings
                       For the three months ended September 30, 2001 and 2000.....................................5

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the nine months ended September 30, 2001 and for the
                       year ended December 31, 2000...............................................................6

                  Condensed Consolidated Statements of Cash Flows
                       For the nine months ended September 30, 2001 and 2000......................................8

                  Notes to Condensed Consolidated Financial Statements............................................9

         Item 2.  Management's Discussion and Analysis...........................................................26

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................34

Part II. OTHER INFORMATION.......................................................................................35

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                                    --------


                                                                              September 30, 2001       December 31, 2000
                                                                              ------------------       -----------------
                                                                                  (Unaudited)
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2001 $470,677,000; 2000 $422,821,000)                             $  489,707,000          $  433,844,000
   Marketable equity securities, at market
      (cost:  2001 $4,724,000; 2000 $8,896,000)                                      4,674,000               6,282,000
   Short-term investments, at cost, which approximates market                      410,828,000             263,805,000
   Other investments, at estimated fair value
      (cost: 2001 $6,911,000; 2000 $7,182,000)                                       6,555,000               7,182,000
                                                                                --------------          --------------
      Total investments                                                            911,764,000             711,113,000

Cash                                                                                 3,503,000              13,991,000
Restricted cash and cash investments                                               124,457,000             101,738,000
Premium, claims and other receivables                                              720,875,000             609,716,000
Reinsurance recoverables                                                           897,632,000             789,412,000
Ceded unearned premium                                                              83,110,000             114,469,000
Ceded life and annuity benefits                                                     84,394,000              86,760,000
Deferred policy acquisition costs                                                   29,011,000              39,108,000
Property and equipment, net                                                         38,006,000              39,438,000
Goodwill                                                                           242,232,000             266,015,000
Other assets                                                                        32,841,000              18,995,000
                                                                                --------------          --------------
      TOTAL ASSETS                                                              $3,167,825,000          $2,790,755,000
                                                                                ==============          ==============

LIABILITIES

Loss and loss adjustment expense payable                                        $1,127,715,000          $  944,117,000
Life and annuity policy benefits                                                    84,394,000              86,760,000
Reinsurance balances payable                                                       100,216,000             130,746,000
Unearned premium                                                                   173,543,000             190,550,000
Deferred ceding commissions                                                         17,872,000              30,013,000
Premium and claims payable                                                         723,329,000             617,847,000
Notes payable                                                                      175,168,000             212,133,000
Accounts payable and accrued liabilities                                            54,213,000              47,659,000
                                                                                --------------          --------------
      Total liabilities                                                          2,456,450,000           2,259,825,000

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250,000,000 shares authorized;
  (shares issued and outstanding: 2001 59,790,501;
   2000 51,342,006                                                                  59,791,000              51,342,000
Additional paid-in capital                                                         367,106,000             196,999,000
Retained earnings                                                                  273,437,000             277,876,000
Accumulated other comprehensive income                                              11,041,000               4,713,000
                                                                                --------------          --------------
      Total shareholders' equity                                                   711,375,000             530,930,000
                                                                                --------------          --------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $3,167,825,000          $2,790,755,000
                                                                                ==============          ==============


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                    --------



                                                                           For the nine months ended September 30,
                                                                                2001                     2000
                                                                           --------------           --------------
REVENUE

Net earned premium                                                         $  249,080,000           $  201,289,000
Management fees                                                                43,668,000               77,396,000
Commission income                                                              34,299,000               37,293,000
Net investment income                                                          30,613,000               28,568,000
Net realized investment loss                                                     (237,000)              (3,825,000)
Other operating income                                                         15,846,000               22,712,000
                                                                           --------------           --------------
      Total revenue                                                           373,269,000              363,433,000

EXPENSE

Loss and loss adjustment expense                                              216,143,000              149,534,000
Operating expense:
   Policy acquisition costs, net                                               21,515,000               21,673,000
   Compensation expense                                                        51,135,000               64,223,000
   Other operating expense                                                     55,340,000               39,715,000
                                                                           --------------           --------------
      Net operating expense                                                   127,990,000              125,611,000

Interest expense                                                                6,631,000               15,592,000
                                                                           --------------           --------------
      Total expense                                                           350,764,000              290,737,000
                                                                           --------------           --------------
      Earnings before income tax provision                                     22,505,000               72,696,000

Income tax provision                                                           16,145,000               28,350,000
                                                                           --------------           --------------
      Earnings before cumulative effect of accounting change                    6,360,000               44,346,000

Cumulative effect of accounting change, net of
    deferred tax effect of $1,335,000                                                  --               (2,013,000)
                                                                           --------------           --------------
     NET EARNINGS                                                          $    6,360,000           $   42,333,000
                                                                           ==============           ==============
BASIC EARNINGS PER SHARE DATA:

Earnings before accounting change                                          $         0.11           $         0.88
Cumulative effect of accounting change                                                 --                    (0.04)
                                                                           --------------           --------------
     NET EARNINGS                                                          $         0.11           $         0.84
                                                                           ==============           ==============
Weighted average shares outstanding                                            57,411,000               50,555,000
                                                                           ==============           ==============
DILUTED EARNINGS PER SHARE DATA:

Earnings before accounting change                                          $         0.11           $         0.87
Cumulative effect of accounting change                                                 --                    (0.04)
                                                                           --------------           --------------
     NET EARNINGS                                                          $         0.11           $         0.83
                                                                           ==============           ==============
Weighted average shares outstanding                                            58,755,000               51,245,000
                                                                           ==============           ==============
Cash dividends declared, per share                                         $       0.1825                     0.16
                                                                           ==============           ==============


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                                   (Unaudited)

                                    --------


                                                                           For the three months ended September 30,
                                                                                2001                     2000
                                                                           --------------           ---------------
REVENUE

Net earned premium                                                         $   93,471,000           $   66,279,000
Management fees                                                                14,033,000               23,587,000
Commission income                                                               9,507,000               11,597,000
Net investment income                                                          10,105,000               10,373,000
Net realized investment gain                                                      123,000                  547,000
Other operating income                                                         10,382,000                8,156,000
                                                                           --------------           --------------
      Total revenue                                                           137,621,000              120,539,000

EXPENSE

Loss and loss adjustment expense                                              119,174,000               47,593,000

Operating expense:
   Policy acquisition costs, net                                                9,262,000                6,171,000
   Compensation expense                                                        15,669,000               20,847,000
   Other operating expense                                                     27,800,000               11,716,000
                                                                           --------------           --------------
      Net operating expense                                                    52,731,000               38,734,000

Interest expense                                                                1,470,000                5,256,000
                                                                           --------------           --------------
      Total expense                                                           173,375,000               91,583,000
                                                                           --------------           --------------
      Earnings (loss) before income tax provision (benefit)                   (35,754,000)              28,956,000

Income tax provision (benefit)                                                 (6,678,000)              11,194,000
                                                                           --------------           --------------
     NET EARNINGS (LOSS)                                                   $  (29,076,000)          $   17,762,000
                                                                           ==============           ==============
BASIC EARNINGS (LOSS) PER SHARE DATA:

Earnings (loss) per share                                                  $        (0.49)          $         0.35
                                                                           ==============           ==============
Weighted average shares outstanding                                            59,399,000               50,739,000
                                                                           ==============           ==============
DILUTED EARNINGS (LOSS) PER SHARE DATA:

Earnings (loss) per share                                                  $        (0.49)          $         0.34
                                                                           ==============           ==============
Weighted average shares outstanding                                            59,399,000               52,037,000
                                                                           ==============           ==============
Cash dividends declared, per share                                         $       0.0625           $         0.06
                                                                           ==============           ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 2001 and
                      for the year ended December 31, 2000

                                    ---------


                                                                                                      Accumulated
                                                                     Additional                          other            Total
                                                       Common         paid-in          Retained      comprehensive    shareholders'
                                                       stock          capital          earnings      income (loss)       equity
                                                   -------------   -------------    -------------    -------------    -------------
BALANCE AS OF DECEMBER 31, 1999                    $  49,836,000   $ 175,363,000    $ 235,932,000    $  (2,692,000)   $ 458,439,000


Net earnings                                                  --              --       55,468,000               --       55,468,000

Other comprehensive income                                    --              --               --        7,405,000        7,405,000
                                                                                                                      -------------
   Comprehensive income                                                                                                  62,873,000


1,266,701 shares of common stock issued
  upon exercise of options, including
  income tax benefit of $3,627,000                     1,266,000      19,596,000               --               --       20,862,000

Issuance of 144,973 shares of contractually
   issuable common stock                                 145,000        (145,000)              --               --               --

Issuance of 94,500 shares of contingently
  issuable common stock                                   95,000       1,145,000               --               --        1,240,000

Contractual grant of pooled company common
  stock by a shareholder prior to acquisition                 --       1,040,000               --               --        1,040,000

Dividends to shareholders of pooled
  company prior to acquisition                                --              --       (2,593,000)              --       (2,593,000)

Cash dividends declared, $0.22 per share                      --              --      (10,931,000)              --      (10,931,000)
                                                   -------------   -------------    -------------    -------------    -------------
   BALANCE AS OF DECEMBER 31, 2000                 $  51,342,000   $ 196,999,000    $ 277,876,000    $   4,713,000    $ 530,930,000
                                                   =============   =============    =============    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                For the nine months ended September 30, 2001 and
                      for the year ended December 31, 2000

                                   (Unaudited)

                                   (continued)

                                    ---------


                                                                                                      Accumulated
                                                                     Additional                          other            Total
                                                       Common         paid-in          Retained      comprehensive    shareholders'
                                                       stock          capital          earnings      income (loss)       equity
                                                   -------------   -------------    -------------    -------------    -------------
BALANCE AS OF DECEMBER 31, 2000                    $  51,342,000   $ 196,999,000    $ 277,876,000    $   4,713,000   $ 530,930,000


Net earnings                                                  --              --        6,360,000               --       6,360,000

Other comprehensive income                                    --              --               --        6,328,000       6,328,000
                                                                                                                     -------------
     Comprehensive income                                                                                               12,688,000

6,900,000 shares of common stock issued
  in public offering, net of costs                     6,900,000     145,505,000               --               --     152,405,000

1,395,557 shares of common stock issued
  upon exercise of options, including
  income tax benefit of $5,100,000                     1,396,000      23,837,000               --               --      25,233,000

Issuance of 113,906 shares of
   contractually issuable common stock                   114,000        (114,000)              --               --              --

Issuance of 39,032 shares of
   contingently issuable common stock                     39,000         879,000               --               --         918,000

Cash dividends declared, $0.1825 per share                    --              --      (10,799,000)              --     (10,799,000)
                                                   -------------   -------------    -------------    -------------   -------------
    BALANCE AS OF SEPTEMBER 30, 2001               $  59,791,000   $ 367,106,000    $ 273,437,000    $  11,041,000   $ 711,375,000
                                                   =============   =============    =============    =============   =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                    --------



                                                                            For the nine months ended September 30,
                                                                                 2001                     2000
                                                                            --------------           --------------

Cash flows from operating activities:
  Net earnings                                                              $    6,360,000           $   42,333,000
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                         (100,469,000)             (46,126,000)
      Change in reinsurance recoverables                                      (190,056,000)             (22,168,000)
      Change in ceded unearned premium                                          16,284,000               12,574,000
      Change in other assets                                                   (16,375,000)              15,653,000
      Change in loss and loss adjustment expense payable                       266,322,000               24,220,000
      Change in reinsurance balances payable                                   (18,258,000)              (7,088,000)
      Change in premium and claims payable, net of restricted cash              82,763,000               82,959,000
      Change in accounts payable and accrued liabilities                         7,558,000              (21,681,000)
      Gains on sales of other operating investments                             (8,171,000)              (5,739,000)
      Depreciation, amortization and impairments                                29,782,000               13,983,000
      Other, net                                                                 6,236,000               (4,559,000)
                                                                            --------------           --------------
      Cash provided by operating activities                                     81,976,000               84,361,000

Cash flows from investing activities:
  Sales of fixed income securities                                              88,621,000               86,079,000
  Maturity or call of fixed income securities                                   25,843,000               27,406,000
  Sales of equity securities                                                    11,960,000                7,437,000
  Dispositions of other operating investments                                    1,042,000               27,803,000
  Change in short-term investments                                            (148,364,000)             (72,460,000)
  Cash paid for companies acquired, net of cash received                                --               (9,880,000)
  Cost of securities acquired                                                 (187,383,000)            (148,245,000)
  Purchases of property and equipment and other, net                            (4,637,000)              (6,248,000)
                                                                            --------------           --------------
      Cash used by investing activities                                       (212,918,000)             (88,108,000)

Cash flows from financing activities:
  Proceeds from notes payable, net of costs                                    168,058,000               26,700,000
  Sale of common stock,  net of costs                                          172,538,000                6,656,000
  Payments on notes payable                                                   (209,523,000)             (39,842,000)
  Dividends paid                                                               (10,619,000)              (7,372,000)
                                                                            --------------           --------------
      Cash provided (used) by financing activities                             120,454,000              (13,858,000)
                                                                            --------------           --------------
      Net change in cash                                                       (10,488,000)             (17,605,000)
      Cash at beginning of period                                               13,991,000               26,825,000
                                                                            --------------           --------------
      CASH AT END OF PERIOD                                                 $    3,503,000           $    9,220,000
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

      We provide property and casualty and accident and health insurance coverages, underwriting agency and intermediary services, and other insurance related services both to commercial customers and individuals. We concentrate our activities in selected narrowly defined lines of business. We operate primarily in the United States and the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our insurance products both directly to customers and through a network of independent or affiliated agents and brokers. Our lines of business include accident and health, aviation, contingency, disability, energy, errors and omissions, kidnap and ransom, marine, medical stop-loss, property and surety insurance.

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2000, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, restated for the pooling-of-interests described below, but do not include all disclosures required by generally accepted accounting principles in the United States of America.

      On January 19, 2001, we acquired all of the outstanding shares of Schanen Consulting Corporation and its operating subsidiary, Schanen Consulting Group, L.L.C. (collectively "SCG"), an insurance intermediary, in exchange for 996,805 shares of our common stock. This business combination has been recorded using the pooling-of-interests method of accounting and, accordingly, our condensed consolidated financial statements have been restated to include the accounts and operations of SCG for all periods presented.

      Separate total revenue and net earnings of the combined entities for the nine months ended September 30, 2000 are presented in the following table:


                                                       Revenue            Net Earnings
                                                    ------------          ------------
       Amounts as previously reported               $357,859,000          $ 40,027,000
       SCG                                             5,574,000             2,306,000
                                                    ------------          ------------
               AMOUNTS AS RESTATED                  $363,433,000          $ 42,333,000
                                                    ============          ============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

(1)   GENERAL INFORMATION, CONTINUED

      Revenue Recognition

      In the fourth quarter of 2000 and effective January 1, 2000, we changed certain of our revenue recognition methods for our underwriting agencies and intermediaries to agree with guidance contained in SEC Staff Accounting Bulletin Number 101 ("SAB 101") entitled "Revenue Recognition in Financial Statements." The after-tax cumulative non-cash charge resulting from the adoption of SAB 101 was $2.0 million. As required by this accounting guidance, we have restated the results for the first nine months of 2000 for the cumulative effect of the change in accounting. The change did not have a material effect on earnings before cumulative effect of accounting change for any period presented.

      Income Tax

      For the nine months ended September 30, 2001 and 2000, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, non-deductible goodwill amortization and impairment charge and tax exempt municipal bond interest. Since its acquisition, SCG has become part of our consolidated Federal income tax return and is subject to certain state income taxes. However, prior to its acquisition by us, SCG was not subject to income tax.

      Foreign Currency

      We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. On a limited basis, we also enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Our subsidiaries operating in London have revenue streams primarily in U.S. Dollars and Canadian Dollars but their expenses are paid in British Pound Sterling. To mitigate our foreign exchange risk, we have entered into foreign currency forward contracts expiring at staggered times through December 31, 2002. The foreign currency forward contracts are used to convert currency at a known rate in an amount which approximates average monthly expenses. This permits us to limit the foreign currency exchange risk of the recurring monthly expenses. In the future, we may continue to limit our exposure to currency fluctuations through the use of foreign currency forward contracts. We utilize these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculation or trading.

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

      Dispositions

      We sold two small operating company investments in the quarter ended September 30, 2001. The historical operations of these non-core companies were insignificant to our operations. Assets, revenues and net earnings
      (loss) related to the operations sold were $136.6 million, $8.0 million and $(654,000) as of and for the nine months ended September 30, 2001 and $114.2 million, $13.4 million and $276,000 as of and for the year ended December 31, 2000.

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

      SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($242.2 million at September 30, 2001) will continue to be amortized through December 31, 2001. We will not amortize any goodwill recorded by us from any acquisition consummated during the remainder of 2001. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. We are reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the nine months ended September 30, 2001, and the year ended December 31, 2000 we recorded goodwill amortization of $9.6 million and $13.0 million, respectively. These amounts would not have been recorded under SFAS No. 142.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(1)   GENERAL INFORMATION, CONTINUED

      SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August, 2001 and will become effective for us on January 1, 2002. SFAS No. 144 resolves implementation issues being experienced under previously existing accounting literature but does not change previous requirements to (a) recognize an impairment loss if the carrying amount of an asset is not recoverable from its undiscounted cash flows, and (b) measure the impairment loss as the difference between carrying amount and fair value of the asset. SFAS No. 144 also retains the basic provisions of discontinued operations found in previous accounting literature but broadens the separate income statement presentation of discontinued operations from a reporting segment to a component of the entity which has clearly distinguishable operations and cash flows. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial position, results of operations or cash flows, but we are studying the pronouncement.

      Subsequent Events

      In late October, 2001 we completed the acquisitions of all of the outstanding shares of two specialty underwriting agencies: ASU International, Inc. and Marshall Rattner, Inc. The total consideration was $91.2 million in cash and 300,000 shares of our common stock. In addition, we will pay contingent consideration with respect to one of the acquisitions if certain earnings targets are reached during 2002 through 2004. These agencies are both recognized as leaders in their fields and were acquired to expand our agency operations and diversify into new specialty lines of business. The results of operations of these businesses will be included in our consolidated financial statements beginning on the effective date of each transaction. Neither the acquisition balance sheets of the acquired entities nor the amount of goodwill or intangible assets that will result from the acquisitions have been finalized, due to the recent closing of the transactions.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(1)   GENERAL INFORMATION, CONTINUED

      Unusual Loss Events

      During 2001, we experienced three significant gross losses. The first loss was the terrorist attacks on September 11, which produced the largest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we believe we have significant exposure in our accident and health reinsurance account based on estimates of ultimate exposure developed through a review of policy coverages and communications from our clients and producers. We also have a small participation in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from our medical stop-loss and other business written in the New York City area. At this point, we have received some reported claims from our clients and producers and estimates of losses from others regarding the terrorist attacks. We have utilized this information together with known coverage and reinstatement premium information to estimate our gross and net losses of $141.0 million and $35.0 million, respectively. We believe our estimates of gross and net losses incurred to be reasonable, but they may be subject to adjustment as we receive additional information from our clients and producers, which could take a year or more. In addition, we have reviewed the estimated reinsurance recoverables related to the loss and, at this time, believe that they are collectible in due course. Over $100.0 million (96% of total) of the reinsurance recoverables from this event is due from 38 companies and syndicates, each of which is rated "A" or better by Standard and Poor's or "A-" or better by Moody's. The other two losses were the Petrobras and TotalFinaElf incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these policies were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during the third quarter of 2001 and all reinsurance recoverables have been collected. We expect the reinsurance recoverables related to the TotalFinaElf loss, which is not currently paid, to be collected in due course.

      Other Information

      During September, 2001 we recorded several charges totaling $37.3 million related to lines of business we are exiting, primarily our primary workers' compensation line of business. The composition of the charge by respective line item in the condensed consolidated statement of earnings is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows of the line.

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

(2)   PUBLIC OFFERINGS AND NOTES PAYABLE

      On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

      The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets:


                                      September 30, 2001     December 31, 2000
                                      ------------------     -----------------
      Acquisition notes                  $  2,668,000          $  4,633,000
      2% Convertible notes                172,500,000                    --
      Bank facility                                --           207,500,000
                                         ------------          ------------
            NET AMOUNTS                  $175,168,000          $212,133,000
                                         ============          ============


      On August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due 2021 in a public offering. Each $1,000 principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% (currently $38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2002, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. We paid $4.4 million in underwriting discounts and expenses in connection with the offering, which are being amortized over the period of time from the issue date until September 1, 2002. We used the proceeds from this offering to repay our remaining indebtedness under the bank facility, assist in financing the recent acquisitions, make a $50.0 million capital contribution to our principal insurance company subsidiary and for general corporate purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(2)   PUBLIC OFFERINGS AND NOTES PAYABLE, CONTINUED

      On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment signed on June 6, 2001. Interest expense for the nine months ended September 30, 2001 includes a charge of $596,000 related to the write off of prepaid loan fees in connection with the amendment. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 18, 2004. Outstanding advances under the facility bear interest at agreed upon rates. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agency and intermediary subsidiaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility.

(3)   REINSURANCE (AMOUNTS IN THOUSANDS)

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   REINSURANCE, CONTINUED (AMOUNTS IN THOUSANDS)


                                                                                                          Loss and Loss
                                                                   Written              Earned             Adjustment
                                                                   Premium             Premium               Expense
                                                                 ----------           ----------          -------------
For the nine months ended September 30, 2001:

Direct business                                                  $  604,433           $  600,363           $  498,344
Reinsurance assumed                                                 162,174              160,316              359,085
Reinsurance ceded                                                  (495,343)            (511,599)            (641,286)
                                                                 ----------           ----------           ----------
      NET AMOUNTS                                                $  271,264           $  249,080           $  216,143
                                                                 ==========           ==========           ==========

For the nine months ended September 30, 2000:

Direct business                                                  $  478,210           $  469,771           $  332,707
Reinsurance assumed                                                 235,272              246,953              212,657
Reinsurance ceded                                                  (498,728)            (515,435)            (395,830)
                                                                 ----------           ----------           ----------
      NET AMOUNTS                                                $  214,754           $  201,289           $  149,534
                                                                 ==========           ==========           ==========


For the three months ended September 30, 2001:

Direct business                                                  $  199,047           $  203,301           $  223,449
Reinsurance assumed                                                  43,852               51,240              202,920
Reinsurance ceded                                                  (149,724)            (161,070)            (307,195)
                                                                 ----------           ----------           ----------
      NET AMOUNTS                                                $   93,175           $   93,471           $  119,174
                                                                 ==========           ==========           ==========

For the three months ended September 30, 2000:

Direct business                                                  $  178,835           $  179,080           $  124,184
Reinsurance assumed                                                  63,369               71,559               51,815
Reinsurance ceded                                                  (170,030)            (184,360)            (128,406)
                                                                 ----------           ----------           ----------
      NET AMOUNTS                                                $   72,174           $   66,279           $   47,593
                                                                 ==========           ==========           ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(3)   REINSURANCE, CONTINUED (AMOUNTS IN THOUSANDS)

      The table below represents the approximate composition of reinsurance recoverables in our condensed consolidated balance sheets:


                                                                   September 30, 2001        December 31, 2000
                                                                   ------------------        -----------------
      Reinsurance recoverable on paid losses                           $   81,046               $   99,224
      Reinsurance recoverable on outstanding losses                       346,584                  376,778
      Reinsurance recoverable on IBNR                                     475,068                  317,467
      Reserve for uncollectible reinsurance                                (5,066)                  (4,057)
                                                                       ----------               ----------
            TOTAL REINSURANCE RECOVERABLES                             $  897,632               $  789,412
                                                                       ==========               ==========

      Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.


                                                                   September 30, 2001        December 31, 2000
                                                                   ------------------        -----------------

      Payables to reinsurers                                           $  164,774               $  200,591
      Letters of credit                                                   113,071                  142,494
      Cash deposits                                                        16,980                   23,813
                                                                       ----------               ----------
            TOTAL CREDITS                                              $  294,825               $  366,898
                                                                       ==========               ==========


      We have a reserve of $5.1 million as of September 30, 2001 for potential collectibility issues related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry and losses from the terrorist attacks on September 11 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. Therefore, while we believe that the reserve is adequate based on current available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future increase or decrease in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to protect our shareholders' equity.

      A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown on our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in some cases, we are involved in arbitrations or lawsuits to resolve these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, a judicial or arbitral determination may be necessary to resolve these matters.

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

      All segment information for 2000 has been restated to include the accounts and operations of SCG in the intermediary segment.

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                                  Insurance    Underwriting                    Other
                                                   company        agency     Intermediary    operations    Corporate       Total
                                                  ---------    ------------  ------------    ----------    ---------     ---------
For the nine months ended September 30, 2001:

Revenue:
   Domestic                                       $ 242,219      $  46,402     $  18,184     $  14,374     $     715     $ 321,894
   Foreign                                           31,363          1,561        18,451            --            --        51,375
   Inter-segment                                         --         15,585           395         1,954            --        17,934
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     Total segment revenue                        $ 273,582      $  63,548     $  37,030     $  16,328     $     715       391,203
                                                  =========      =========     =========     =========     =========
   Inter-segment revenue                                                                                                   (17,934)
                                                                                                                         ---------
     CONSOLIDATED TOTAL REVENUE                                                                                          $ 373,269
                                                                                                                         =========

Net earnings (loss):
   Domestic                                       $ (15,823)     $  12,184     $   3,454     $   6,746     $     764     $   7,325
   Foreign                                           (5,530)           808         2,766            --            --        (1,956)
                                                  ---------      ---------     ---------     ---------     ---------     ---------
     TOTAL SEGMENT NET EARNINGS (LOSS)            $ (21,353)     $  12,992     $   6,220     $   6,746     $     764         5,369
                                                  =========      =========     =========     =========     =========
   Inter-segment eliminations                                                                                                  991
                                                                                                                         ---------
     CONSOLIDATED NET EARNINGS                                                                                           $   6,360
                                                                                                                         =========

Other items:
   Net investment income                          $  23,248      $   4,305     $   2,336     $      73     $     651     $  30,613
   Depreciation, amortization and
      impairments                                    19,295          6,903         2,918           203           463        29,782
   Interest expense                                      33          3,466         2,803            12           317         6,631
   Capital expenditures                               2,380            480           903           107           767         4,637

   Income tax provision (benefit)                    (6,282)        10,865         4,552         4,052         2,352        15,539
   Intersegment eliminations                                                                                                   606
                                                                                                                         ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                                   $  16,145
                                                                                                                         =========

During the first nine months of 2001, the insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business being exited. Of the latter amount, $15.0 million was an impairment of goodwill which is not deductible for income tax purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                                  Insurance    Underwriting                    Other
                                                   company        agency     Intermediary    operations    Corporate       Total
                                                  ---------    ------------  ------------    ----------    ---------     ---------

For the nine months ended September 30, 2000:

Revenue:
   Domestic                                       $ 210,756      $  79,658     $  22,682     $  21,572     $     671      $ 335,339
   Foreign                                            7,404          3,631        17,059            --            --         28,094
   Inter-segment                                         --         10,916           188         1,074            --         12,178
                                                  ---------      ---------     ---------     ---------     ---------      ---------
     Total segment revenue                        $ 218,160      $  94,205     $  39,929     $  22,646     $     671        375,611
                                                  =========      =========     =========     =========     =========
   Inter-segment revenue                                                                                                    (12,178)
                                                                                                                          ---------
     CONSOLIDATED TOTAL REVENUE                                                                                           $ 363,433
                                                                                                                          =========

Net earnings (loss):
   Domestic                                       $  17,810      $  18,030     $   8,268     $   5,057     $  (3,489)     $  45,676
   Foreign                                           (2,519)           659         1,095            --            --           (765)
                                                  ---------      ---------     ---------     ---------     ---------      ---------
     Total segment net earnings (loss)            $  15,291      $  18,689     $   9,363     $   5,057     $  (3,489)        44,911
                                                  =========      =========     =========     =========     =========
   Inter-segment eliminations                                                                                                  (565)
   Cumulative effect of accounting change                                                                                    (2,013)
                                                                                                                          ---------
     CONSOLIDATED NET EARNINGS                                                                                            $  42,333
                                                                                                                          =========

Other items:
   Net investment income                          $  19,902      $   5,462     $   2,464     $     381     $     359      $  28,568
   Depreciation and amortization                      2,502          8,302         2,447           324           408         13,983
   Interest expense                                      92          7,003         3,898            --         4,599         15,592
   Capital expenditures                               2,423          3,486           510           237           207          6,863

   Income tax provision (benefit)                     4,713         16,689         5,304         3,093        (1,104)        28,695
   Inter-segment eliminations                                                                                                  (345)
   Cumulative effect of accounting change                                                                                    (1,335)
                                                                                                                          ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                                    $  27,015
                                                                                                                          =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)


                                                     Insurance    Underwriting                  Other
                                                      company        agency     Intermediary  operations   Corporate       Total
                                                     ---------    ------------  ------------  ----------   ---------     ---------
For the three months ended September 30, 2001:

Revenue:
   Domestic                                          $  88,015      $ 14,610      $  5,220     $  9,953     $   617      $ 118,415
   Foreign                                              14,061           240         4,905           --          --         19,206
   Inter-segment                                            --         5,152           260          665          --          6,077
                                                     ---------      --------      --------     --------     -------      ---------
     Total segment revenue                           $ 102,076      $ 20,002      $ 10,385     $ 10,618     $   617        143,698
                                                     =========      ========      ========     ========     =======
   Inter-segment revenue                                                                                                    (6,077)
                                                                                                                         ---------
     CONSOLIDATED TOTAL REVENUE                                                                                          $ 137,621
                                                                                                                         =========

Net earnings (loss):
   Domestic                                          $ (36,482)     $  4,082      $    692     $  5,860     $   392      $ (25,456)
   Foreign                                              (5,237)          160         1,268           --          --         (3,809)
                                                     ---------      --------      --------     --------     -------      ---------
     Total segment net earnings (loss)               $ (41,719)     $  4,242      $  1,960     $  5,860     $   392        (29,265)
                                                     =========      ========      ========     ========     =======
   Inter-segment eliminations                                                                                                  189
                                                                                                                         ---------
     CONSOLIDATED NET EARNINGS (LOSS)                                                                                    $ (29,076)
                                                                                                                         =========

Other items:
   Net investment income                             $   7,924      $  1,072      $    619     $     14     $   476      $  10,105
   Depreciation, amortization and
      impairments                                       16,561         2,618           971           94         239         20,483
   Interest expense                                         16           964           769           12        (291)         1,470
   Capital expenditures                                    702            29           534           41         340          1,646

   Income tax provision (benefit)                      (15,187)        3,644           234        3,498       1,004         (6,807)
   Inter-segment eliminations                                                                                                  129
                                                                                                                         ---------
     CONSOLIDATED INCOME TAX PROVISION (BENEFIT)                                                                         $  (6,678)
                                                                                                                         =========


During the third quarter of 2001, the insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business being exited. Of the latter amount, $15.0 million was an impairment of goodwill which is not deductible for income tax purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)



                                                  Insurance    Underwriting                    Other
                                                   company        agency      Intermediary   operations    Corporate        Total
                                                  ---------    ------------   ------------   ----------    ---------      ---------
For the three months ended September 30, 2000:

Revenue:
   Domestic                                       $  69,225      $  25,181     $   6,728     $   7,601     $     226      $ 108,961
   Foreign                                            5,025            856         5,697            --            --         11,578
   Inter-segment                                         --          4,795            94           359            --          5,248
                                                  ---------      ---------     ---------     ---------     ---------      ---------
     Total segment revenue                        $  74,250      $  30,832     $  12,519     $   7,960     $     226        125,787
                                                  =========      =========     =========     =========     =========
   Inter-segment revenue                                                                                                     (5,248)
                                                                                                                          ---------
     CONSOLIDATED TOTAL REVENUE                                                                                           $ 120,539
                                                                                                                          =========

Net earnings (loss):
   Domestic                                       $   7,810      $   5,862     $   2,195     $   2,024     $    (438)     $  17,453
   Foreign                                             (159)            27           521            --            --            389
                                                  ---------      ---------     ---------     ---------     ---------      ---------
     Total segment net earnings (loss)            $   7,651      $   5,889     $   2,716     $   2,024     $    (438)        17,842
                                                  =========      =========     =========     =========     =========
   Inter-segment eliminations                                                                                                   (80)
                                                                                                                          ---------
     CONSOLIDATED NET EARNINGS                                                                                            $  17,762
                                                                                                                          =========

Other items:
   Net investment income                          $   7,223      $   2,094     $     841     $     137     $      78      $  10,373
   Depreciation and amortization                        866          2,712           977           106           123          4,784
   Interest expense                                      82          2,317         1,283            --         1,574          5,256
   Capital expenditures                                 755          1,423           239            80            91          2,588

   Income tax provision (benefit)                     3,059          5,913         1,434         1,389          (557)        11,238
   Inter-segment eliminations                                                                                                   (44)
                                                                                                                          ---------
     CONSOLIDATED INCOME TAX PROVISION                                                                                    $  11,194
                                                                                                                          =========

'

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED (AMOUNTS IN THOUSANDS)

      The following tables present revenue by line of business within each operating segment for the periods indicated:



                                           For the nine months ended      For the three months ended
                                                 September 30,                   September 30,
                                             2001             2000           2001            2000
                                           --------        ---------      ---------        ---------
Insurance company:

   Life, accident and health               $137,369        $110,883        $ 50,716        $ 34,665
   Aviation                                  65,675          54,411          23,397          17,996
   Marine, energy and property               15,640           7,708           6,503           2,863
   Miscellaneous                             10,325          13,742           3,501           5,197
   Discontinued                              20,071          14,545           9,354           5,558
                                           --------        --------        --------        --------
     TOTAL NET EARNED PREMIUM              $249,080        $201,289        $ 93,471        $ 66,279
                                           ========        ========        ========        ========

Underwriting agency:

   Life, accident and health               $ 36,519        $ 56,302        $ 11,493        $ 17,209
   Property and casualty                      7,149          21,094           2,540           6,378
                                           --------        --------        --------        --------
     TOTAL MANAGEMENT FEES                 $ 43,668        $ 77,396        $ 14,033        $ 23,587
                                           ========        ========        ========        ========

Intermediary:

   Life, accident and health               $ 26,621        $ 28,346        $  7,118        $  8,995
   Property and casualty                      7,678           8,947           2,389           2,602
                                           --------        --------        --------        --------
     TOTAL COMMISSION INCOME               $ 34,299        $ 37,293        $  9,507        $ 11,597
                                           ========        ========        ========        ========

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

      The following table provides the reconciliations for the denominators used in the earnings per share calculations (amounts in thousands):


                                                        For the nine months           For the three months ended
                                                        ended September 30,               ended September 30
                                                       2001             2000             2001             2000
                                                     --------         --------        ---------         --------
Net earnings (loss)                                  $  6,360         $ 42,333         $(29,076)        $ 17,762
                                                     ========         ========         ========         ========
Reconciliation of number of shares
   outstanding:
Shares of common stock outstanding
   at period end                                       59,791           50,632           59,791           50,632
Effect of common shares issued
   during the period                                   (2,563)            (346)            (575)            (162)
Contingent shares to be issued                             28               --               28               --
Common shares contractually
   issuable in the future                                 155              269              155              269
                                                     --------         --------         --------         --------
   Weighted average shares outstanding                 57,411           50,555           59,399           50,739

Additional dilutive effect of
   outstanding options (as determined
   by the application of the treasury
   stock method)                                        1,344              690               --            1,298
                                                     --------         --------         --------         --------

   WEIGHTED AVERAGE COMMON
     SHARES AND POTENTIAL COMMON
     SHARES OUTSTANDING                                58,755           51,245           59,399           52,037
                                                     ========         ========         ========         ========

                  HCC Insurance Holdings, Inc. and Subsidiaries


                                    --------

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                   (Continued)


(5)   EARNINGS PER SHARE, CONTINUED

      For the nine months and three months ended September 30, 2001, there were approximately 158,000 and 1.4 million weighted average shares due to options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive. As of September 30, 2001, there were 244,468 shares of our common stock to be issued if certain conditions are met as of December 31, 2001, or in subsequent years. Approximately 5.4 million shares (at current conversion price) to be issued upon conversion of our 2% Convertible Notes will be included in the denominator of the diluted earnings per share calculation only when the share price contingency with respect to their conversion is satisfied. This contingency was not satisfied as of September 30, 2001.

 (6)  SUPPLEMENTAL INFORMATION (AMOUNTS IN THOUSANDS)


      Supplemental information for the nine months ended September 30, 2001 and 2000, is summarized below:


                                                                          2001                2000
                                                                       ----------          ----------
      Interest paid                                                    $    7,776          $   12,456
      Income tax paid                                                      27,171              12,737
      Comprehensive income                                                 12,688              46,447
      Ceding commissions netted with policy acquisition costs             146,456             155,958


      Supplemental information for the three months ended September 30, 2001 and 2000, is summarized below:



                                                                          2001                 2000
                                                                       ----------          -----------
      Comprehensive income (loss)                                      $  (25,557)          $   18,686
      Ceding commissions netted with policy acquisition costs              45,818               54,842


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

MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Nine months ended September 30, 2001 versus nine months ended September 30, 2000

Total revenue increased 3% to $373.3 million for the first nine months of 2001 from $363.4 million for the same period in 2000. The increase in the insurance company segment revenue resulting from increased business, greater retention levels and higher investment income was offset primarily by a reduction in the underwriting agency segment revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001. We anticipate that total revenue will continue to increase as earned premium continues to grow and revenue from recent acquisitions is included in our consolidated financial statements.

Net investment income increased 7% to $30.6 million for the first nine months of 2001 from $28.6 million for the same period in 2000. This increase was due to the higher level of invested assets partially offset by a decrease in interest rates. We expect positive operating cash flow to continue, thereby increasing invested assets and investment income, but the increase could be substantially offset by the effect of lower interest rates.

During the first nine months of 2001, we experienced three significant gross losses. The first loss was the terrorist attacks on September 11, which produced the largest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we believe we have significant exposure in our accident and health reinsurance account based on estimates of ultimate exposure developed through a review of policy coverages and communications from our clients and producers. We also have a small participation in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from our medical stop-loss and other business written in the New York City area. At this point, we have received some reported claims from our clients and producers and estimates of losses from others regarding the terrorist attacks. We have utilized this information together with known coverage and reinstatement premium information to estimate our gross and net losses of $141.0 million and $35.0 million, respectively. We believe our estimates of gross and net losses incurred to be reasonable, but they may be subject to adjustment as we receive additional information from our clients and producers, which could take a year or more. In addition, we have reviewed the estimated reinsurance recoverables related to the loss and, at this time, believe that they are collectible in due course. Over $100.0 million (96% of total) of the reinsurance recoverables from this event is due from 38 companies and syndicates, each of which is rated "A" or better by Standard and Poor's or "A-" or better by Moody's. The other two losses were the Petrobras and TotalFinaElf incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these policies were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during the third quarter of 2001 and all reinsurance recoverables related to it have been collected. We expect the reinsurance recoverables related to the TotalFinaElf loss, which is not currently paid, to be collected in due course.

During September, 2001, we recorded several charges totaling $37.3 million related to lines of business we are exiting, primarily our primary workers' compensation line of business. The composition of the charge by respective line item in the condensed consolidated statement of earnings is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows of the line.

Compensation expense decreased to $51.1 million in the first nine months of 2001 from $64.2 million for the same period in 2000. The decrease is due principally to the disposition of non-core subsidiaries and the subsequent closing or reduction of some operations of an acquired company during 2000.

Other operating expense for the first nine months of 2001 included $16.3 million from charges related to lines of business being exited. Excluding these charges, other operating expense in 2001 was somewhat reduced for the same reasons as compensation expense, but to a much lesser extent and the decrease was offset by a general increase in expenses in our operating subsidiaries as business grew. Other operating expenses for the first nine months of 2000 also included a credit of $789,000 reflecting the reversal of some restructuring charges recorded during the previous year, whereas during the first nine months of 2001, we recorded $176,000 in merger expense resulting from an acquisition.

Interest expense was $6.6 million for the first nine months of 2001 down from $15.6 million for the same period in 2000. This decrease was the result of our using the proceeds from our March, 2001 public offering of common stock to substantially reduce our debt under the bank facility, lower interest rates and the low interest rate on our newly issued 2% convertible notes. Also, during the first nine months of 2001, we recorded a $596,000 non-cash pre-tax charge to expense prepaid loan fees in connection with the amendment of our bank facility.

Income tax expense on earnings before the change in accounting was $16.1 million for the first nine months of 2001 down from $28.4 million for the same period in 2000 due to the reduction in pre tax income. Our effective tax rate was 39% for the first nine months of 2000. The unusual effective tax rate for 2001 results from the charges for the impairment of goodwill, which is not deductible for income tax purposes.

Net earnings before the change in accounting was $6.4 million, or $0.11 per share, for the first nine months of 2001 compared to $44.3 million, or $0.87 per share, for the same period in 2000. This decrease results from the after tax loss from the September 11 terrorist attacks of $22.8 million, or $0.39 per share, and the after tax charge for lines of business being exited of $29.6 million, or $0.50 per share.

Our book value per share was $11.87 as of September 30, 2001, up substantially from $10.29 as of December 31, 2000.


SEGMENTS

Insurance Companies

Gross written premium increased 7% to $766.6 million for the first nine months of 2001 from $713.5 million for the same period in 2000 due to strong growth in medical stop-loss premium and, to a lesser extent, accident and health, and property premium, as rates continue to rise, partially offset by a planned decrease in discontinued lines. Net written premium for the first nine months of 2001 increased 26% to $271.3 million from $214.8 million for the same period in 2000, as our insurance companies have increased retentions on many of their lines of business as underwriting profit returns. Net earned premium increased 24% to $249.1 million for the same reason. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $216.1 million for the first nine months of 2001 compared to $149.5 million for the same period in 2000 due to the effects of the September 11 terrorist attacks and the loss and loss adjustment expenses associated with lines of business being exited. The GAAP net loss ratio was 86.8% (65.2% excluding losses from the September 11 terrorist attacks and the additional loss and loss adjustment expenses from lines of business being exited) for the first nine months of 2001 compared to 74.3% for the same period in 2000. The medical stop-loss line of business continues to have significantly improved underwriting results. The GAAP gross loss ratio was 112.7% (75.7% excluding the significant loss events and the additional loss and loss adjustment expenses from lines of business being exited) in the first nine months of 2001 compared to 76.1% for the same period in 2000. The Petrobras and TotalFinaElf claims were substantially reinsured and did not have a material effect on our net loss ratio or net earnings. The GAAP combined ratio was 113.6% (90.7% excluding losses from the September 11 terrorist attacks and the effects of the charge from lines of business being exited) in the first nine months of 2001 compared to 97.8% for the same period in 2000.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, were unchanged at $21.5 million during the first nine months of 2001 compared to the same period in 2000. During 2001, our insurance companies charged higher policy issuance fees on certain lines of business which are recorded as a reduction in acquisition costs. This reduction in costs is offset by the increase in policy acquisition costs resulting from higher earned premium and part of the charge from lines of business being exited.

The net loss of our insurance companies was $21.4 million in the first nine months of 2001 compared to net income of $15.3 million for the same period in 2000. The 2001 results include after tax losses from the September 11 terrorist attacks of $22.8 million and the charges for lines of business being exited of $29.4 million.

Underwriting Agencies

Management fees decreased to $43.7 million for the first nine months of 2001 compared to $77.4 million for the same period in 2000. Much of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or discontinued and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $13.0 million for the first nine months of 2001 from $18.7 million for the same period in 2000 for the same reasons. We expect management fees and net earnings of our underwriting agency segment to grow beginning in the fourth quarter of 2001, due to the two acquisitions completed in October.

Intermediaries

Commission income was $34.3 million for the first nine months of 2001 compared to $37.3 million for the same period in 2000. Net earnings of our intermediaries decreased to $6.2 million for the first nine months of 2001 compared to $9.4 million for the same period of 2000. This difference is caused by the fact that the Schanen group of companies ("SCG") was not subject to income taxes during 2000 and the mix of business, which had a lower gross margin during the current period compared to the prior year period.

Other Operations

The decrease in other operating revenue to $15.8 million for the first nine months of 2001 from $22.7 million for the same period in 2000 results principally from the disposition or closure of certain non-core operations. During the first nine months of 2001, we recorded gains of $8.2 million from the sale of other operating investments compared to $5.7 million for the same period of 2000. This increase was offset by revenue included in the 2000 period related to operations that have since been closed or disposed of. Net earnings of other operations were $6.7 million in 2001 up from $5.1 million in 2000 principally for the same reasons. Period to period comparisons may vary substantially depending on other operating investments, or dispositions of such investments, in any given period.

Corporate

Net income of the corporate segment was $764,000 for the first nine months of 2001 compared to a net loss of $3.5 million for the same period in 2000. This resulted from the reduction of interest expense not allocated to the operating segments as we reduced our debt under the bank facility using the proceeds from the March, 2001 public offering of common stock, lower interest rates and the low interest rate on our newly issued 2% convertible notes. In addition, the 2000 period also included the costs of the closing of some operations of an acquired company.

Three months ended September 30, 2001 versus three months ended September 30,
2000

Total revenue increased 14% to $137.6 million for the third quarter of 2001 from $120.5 million for the same period in 2000. The increase in the insurance company segment revenue resulting from increased business and greater retention levels was offset primarily by a reduction in the underwriting agency segment revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001. We anticipate that total revenue will continue to increase as earned premium continues to grow and revenue from recent acquisitions is included in our consolidated financial statements.

Net investment income was $10.1 million for the third quarter of 2001 compared to $10.4 million for the same period in 2000. This decrease was due to the higher level of invested assets offset by a decrease in interest rates. We expect positive operating cash flow to continue, thereby increasing invested assets and investment income, but the increase could be substantially offset by the effect of lower interest rates.

During the third quarter of 2001, we experienced two significant gross losses. The first loss was the terrorist attacks on September 11, which produced the largest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we believe we have significant exposure in our accident and health reinsurance account based on estimates of ultimate exposure developed through a review of policy coverages and communications from our clients and producers. We also have a small participation in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from our medical stop-loss and other business written in the New York City area. At this point, we have received some reported claims from our clients and producers and estimates of losses from others regarding the terrorist attacks. We have utilized this information together with known coverage and reinstatement premium information to estimate our gross and net losses of $141.0 million and $35.0 million, respectively. We believe our estimates of gross and net losses incurred to be reasonable, but they may be subject to adjustment as we receive additional information from our clients and producers, which could take a year or more. In addition, we have reviewed the estimated reinsurance recoverables related to the loss and, at this time, believe that they are collectible in due course. Over $100.0 million (96% of total) of the reinsurance recoverables from this event is due from 38 companies and syndicates, each of which is rated "A" or better by Standard and Poor's or "A-" or better by Moody's. The second loss was from the TotalFinaElf incident, which produced a gross loss of $49.0 million. Because this policy was substantially reinsured, the net loss was not material to our results of operations. We expect the reinsurance recoverables related to the TotalFinaElf loss, which is not currently paid, to be collected in due course.

During September, 2001 we recorded several charges totaling $37.3 million related to lines of business we are exiting, primarily our primary workers' compensation line of business. The composition of the charge by respective line in the condensed consolidated statement of earnings of $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows of the line.

Compensation expense decreased to $15.7 million during the third quarter of 2001 from $20.8 million for the same period in 2000. The decrease is due principally to the disposition of non-core subsidiaries and the subsequent closing or reduction of some operations of an acquired company during 2000.

Other operating expense for the third quarter of 2001 included $16.3 million from charges related to lines of business being exited. Excluding these charges, other operating expense in 2001 was somewhat reduced for the same reasons as compensation expense, but to a much lesser extent, and the decrease was offset by a general increase in expenses in our operating subsidiaries as business increased.

Interest expense was $1.5 million for the third quarter of 2001 down from $5.3 million for the same period in 2000. This decrease was the result of our using the proceeds from our March, 2001 public offering of common stock to substantially reduce our debt under the bank facility, lower interest rates and the low interest rate on our newly issued 2% convertible notes.

The income tax benefit was $6.7 million for the third quarter of 2001 compared to an expense of $11.2 million for the same period in 2000. Our effective tax rate was 39% for the third quarter of 2000. The unusual effective tax rate for 2001 results from the charge for the impairment of goodwill, which is not deductible for income tax purposes.

The net loss was $29.1 million, or $0.49 per share, for the third quarter of 2001 compared to net income of $17.8 million, or $0.34 per share, for the same period in 2000. This decrease results from the after tax loss from the September 11 terrorist attacks of $22.8 million, or $0.38 per share and the after tax charge for lines of business being exited of $29.6 million, or $0.50 per share.

Our book value per share was $11.87 as of September 30, 2001 compared to $12.28 as of June 30, 2001, primarily as a result of the loss from the September 11 terrorist attacks and the charge for lines of business being exited.

SEGMENTS

Insurance Companies

Gross written premium was relatively unchanged at $242.9 million for the third quarter of 2001 compared to $242.2 million for the same period in 2000 due to growth in medical stop-loss, aviation and property premium, as rates continue to rise, offset by a planned decrease in discontinued lines. Net written premium for the third quarter of 2001 increased 29% to $93.2 million from $72.2 million for the same period in 2000, as our insurance companies have increased retentions on many of their lines of business as underwriting profit returns. Net earned premium increased 41% to $93.5 million for the same reasons. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $119.2 million for the third quarter of 2001 compared to $47.6 million for the same period in 2000 due to the effects of September 11 terrorist attacks and the loss and loss adjustment expenses associated with lines of business being exited. The GAAP net loss ratio was 127.5% (70.0% excluding the losses from the September 11 terrorist attacks and the additional loss and loss adjustment expenses from lines of business being exited) for the third quarter of 2001 compared to 71.8% for the same period in 2000. The GAAP gross loss ratio was 167.5% (78.4% excluding the significant loss events and the additional loss and loss adjustment expenses from lines of business being exited) in the third quarter of 2001 compared to 70.2% for the same period in 2000. The GAAP combined ratio was 152.8% (91.9% excluding the losses from the September 11 terrorist attacks and the effects of the charge from lines of business being exited) in the third quarter of 2001 compared to 95.2% for the same period in 2000.

Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased to $9.3 million during the third quarter of 2001 compared to $6.2 million for the same period in 2000. This is due to the increase in policy acquisition costs resulting from higher earned premium and part of the charge from lines of business being exited.

The net loss of our insurance companies was $41.7 million in the third quarter of 2001 compared to net income of $7.7 million for the same period in 2000. The 2001 results include after tax losses from the September 11 terrorist attacks of $22.8 million and the charges for lines of business being exited of $29.4 million.

Underwriting Agencies

Management fees decreased to $14.0 million for the third quarter of 2001 compared to $23.6 million for the same period in 2000. Much of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or discontinued and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $4.2 million in the third quarter of 2001 from $5.9 million for the same period in 2000 for the same reasons. We expect management fees and net earnings of our underwriting agency segment to grow beginning in the fourth quarter of 2001, due to the two acquisitions completed in October.

Intermediaries

Commission income was $9.5 million for the third quarter of 2001 compared to $11.6 million for the same period in 2000. Net earnings of our intermediaries decreased to $2.0 million for the third quarter of 2001 compared to $2.7 million for the same period of 2000. This difference is caused by the fact that SCG was not subject to income taxes during 2000 and the mix of business, which had a lower gross margin during the current quarter compared to the prior year quarter.

Other Operations

The increase in other operating revenue to $10.4 million during the third quarter of 2001 from $8.2 million for the same period in 2000 results principally from the disposition of certain non-core operations. During the third quarter of 2001, we recorded gains of $8.2 million from the sale of other operating investments compared to $2.8 million for the same period in 2000. This increase was somewhat offset by revenue included in the 2000 quarter related to operations that have since been closed or disposed of. Net earnings of other operations increased to $5.9 million in 2001 from $2.0 million in 2000 principally for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments, or dispositions of such investments, in any given period.

Corporate

Net income of the corporate segment was $392,000 for the third quarter of 2001 compared to a net loss of $438,000 for the same period in 2000. This resulted from the reduction of interest expense not allocated to the operating segments as we reduced our debt under the bank facility using the proceeds from the March, 2001 public offering of common stock, lower interest rates and the low interest rate on our newly issued 2% convertible notes.

Acquisitions and Subsequent Events

On January 19, 2001 we acquired all of the outstanding shares of SCG, an insurance intermediary, in a business combination recorded using the pooling-of-interests method of accounting and, accordingly, our historical condensed consolidated financial statements have been restated to include the accounts and operations of SCG for all periods presented.

In October, 2001 we completed the acquisition of the outstanding shares of two specialty underwriting agencies: ASU International, Inc. and Marshall Rattner, Inc. The results of operations of these businesses will be included in our consolidated financial statements beginning on the effective date of each transaction.

Liquidity and Capital Resources

We receive substantial cash from premiums, collection of reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to insurers and reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are generally less than the gross balances shown in our condensed consolidated balance sheets.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $190.2 million, or 26% since December 31, 2000, and totaled $915.3 million as of September 30, 2001, of which $414.3 million was cash and short-term investments. The increase in investments resulted from operating cash flows, which continue to be strong, and proceeds from the August, 2001 2% convertible notes offering, which are being held to pay for the acquisitions completed in October. The operating cash flow continues to be strong for the first nine months of 2001. Operating cash flow for 2000 included the receipt of $53.2 million from a reinsurance commutation. We do not expect any liquidity difficulties in the future as the claims from the terrorist attacks of September 11 are paid and the related reinsurance recoveries are collected.

On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

On August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due 2021 in a public offering. Each $1,000 principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% (currently $38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2002, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. We paid $4.4 million in underwriting discounts and expenses in connection with the offering, which are being amortized over the period of time from the issue date until September 1, 2002. We used the proceeds from this offering to repay our remaining indebtedness under the bank facility, assist in financing the recent acquisitions, make a $50.0 million capital contribution to our principal insurance company subsidiary and for general corporate purposes.

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

We continue to collect our receivables and recoverables generally in the ordinary course of business and we have not incurred and do not expect to incur any significant liquidity difficulties as a result of the level of gross amounts due. However, a number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, though not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. In addition, a number of reinsurers have claimed they are not liable for payment to us and, in some cases, we are involved in arbitrations or lawsuits to resolve these matters. We believe these claims are without merit and expect to collect the full amount recoverable. We are currently in negotiations with most of these parties. If such negotiations do not result in a satisfactory resolution of the matters in question, a judicial or arbitral determination may be necessary to resolve these matters.

Loss and loss adjustment expense payable increased $183.6 million between December 31, 2000 and September 30, 2001 due primarily to the large September losses. Because these losses are substantially reinsured, reinsurance recoverables also increased during the first nine months of 2001. The Petrobras loss, recorded during March, 2001, was paid in July, 2001 and all the related reinsurance recoverables have now been collected.

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

SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. On that date goodwill will no longer be amortized, but will be tested for impairment using a fair value approach. Currently existing goodwill ($242.2 million at September 30, 2001) will continue to be amortized through December 31, 2001. We will not amortize any goodwill recorded by us from any acquisition consummated during the remainder of 2001. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, generally one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. We are reviewing SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing. During the nine months ended September 30, 2001 and the year ended December 31, 2000, we recorded goodwill amortization of $9.6 million and $13.0 million, respectively. These amounts would not have been recorded under SFAS No. 142.

SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August, 2001 and will become effective for us on January 1, 2002. SFAS No. 144 resolves implementation issues being experienced under previously existing accounting literature but does not change previous requirements to (a) recognize an impairment loss if the carrying amount for an asset is not recoverable from its undiscounted cash flows, and (b) measure the impairment loss as the difference between carrying amount and fair value of the asset. SFAS No. 144 also retains the basic provisions of discontinued operations found in previous accounting literature but broadens the separate income statement presentation of discontinued operations from a reporting segment to a component of the entity which has clearly distinguishable operations and cash flows. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial position, results of operations or cash flows, but we are still studying the pronouncement.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                    None.

         (b)      Reports on Form 8-K

                    On July 27, 2001, we filed a report on Form 8-K related to our announcements that we had signed letters of intent to purchase all of the outstanding shares of ASU International, Inc. and Marshall Rattner, Inc.

                    On August 10, 2001, we filed a report on Form 8-K related to our announcement of financial results for the second quarter 2001.

                    On August 24, 2001, we filed a report on Form 8-K related to our announcement of the completion of our public offering of 2% Convertible Notes due 2021.

                    On September 14, 2001, we filed a report on Form 8-K related to two items:

                      o Our announcement of the initial estimates of our loss from the September 11 terrorist attacks and the expected impact on our third quarter financial results.

                      o Our announcement that our Board of Directors had approved a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 HCC Insurance Holdings, Inc.
                                              ---------------------------------
                                                       (Registrant)


    November 14, 2001                                /s/ Stephen L. Way
---------------------------                   ---------------------------------
          (Date)                                       Stephen L. Way,
                                                   Chairman of the Board
                                                 and Chief Executive Officer


    November 14, 2001                              /s/ Edward H. Ellis, Jr.
---------------------------                   ---------------------------------
          (Date)                                     Edward H. Ellis, Jr.,
                                                   Senior Vice President and
                                                    Chief Financial Officer