Form 10-K
period 2001-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2002-04-01
CIK 888919

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934.
   [   ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934.



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                         COMMISSION FILE NUMBER 0-20766
                             ---------------------
                          HCC INSURANCE HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0336636
       (State or other jurisdiction of                         (IRS Employer
        incorporation or organization)                      Identification No.)

           13403 NORTHWEST FREEWAY,                              77040-6094
                HOUSTON, TEXAS                                   (Zip Code)
   (Address of principal executive offices)

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)
                                 (713) 690-7300

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             -------------------                 ------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value on March 15, 2002, of the voting stock held by non-affiliates of the registrant was approximately $1.6 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

     The number of shares outstanding of the registrant's Common Stock, $1.00 par value, as of March 15, 2002 was 62.0 million.

     Documents incorporated by reference: Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the close of the Registrant's fiscal year in connection with the Registrant's annual meeting of shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                          HCC INSURANCE HOLDINGS, INC.

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   32
Item 3.   Legal Proceedings...........................................   32
Item 4.   Submission of Matters to a Vote of Security Holders.........   33

                                  PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   33
Item 6.   Selected Financial Data.....................................   33
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   35
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   50
Item 8.   Financial Statements and Supplementary Data.................   51
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   51

                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   52
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52

                                  PART IV.
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   52
Signatures............................................................   53

     This report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably" or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.

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

                                     PART I

ITEM 1.  BUSINESS

TERMINOLOGY

     As used in this report, unless otherwise required by the context, the terms "we," "us" and "our" refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries, and the term "HCC" refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.

  RISK FACTORS

     The following factors as well as other information contained in this report should be considered.

IF WE CANNOT OBTAIN ADEQUATE REINSURANCE PROTECTION FOR THE RISKS WE HAVE UNDERWRITTEN, WE WILL EITHER BE EXPOSED TO GREATER LOSSES FROM THESE RISKS OR WE WILL REDUCE THE LEVEL OF BUSINESS WE UNDERWRITE, WHICH WILL REDUCE OUR REVENUES.

     We purchase reinsurance for significant amounts of risk underwritten by our insurance companies, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure through a retrocession agreement. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. For instance, the natural attrition of reinsurers who exit lines of business, or who curtail their writings, for economic or other reasons, reduces the capacity of the reinsurance market, causing rates to rise. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure you that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine at this time what the present and longer term effects of the September 11, 2001 attacks or other future possible terrorist attacks which result in catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and at favorable rates in particular. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks. Either of these potential developments could have a material adverse effect on our business. The lack of available reinsurance may also adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance intermediary operations. A reinsurance intermediary structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks.

IF THE COMPANIES THAT PROVIDE OUR REINSURANCE DO NOT PAY ALL OF OUR CLAIMS, WE COULD INCUR SEVERE LOSSES.

     We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis.

     It is presently unclear what effect the attacks of September 11, 2001 will ultimately have on the financial position of our reinsurers. At present, we can neither determine the extent to which we will be liable, as a result of the terrorist attacks of September 11, for risks we have ceded to reinsurers, nor can we determine the extent to which our credit risk with respect to our reinsurers may have increased because the reinsurers are in a weakened financial position as a result of the September 11 attacks. If we become liable for risks we have ceded with respect to the September 11 attacks or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened position as a result of the September 11 attacks or otherwise, our results of operations and financial position could be materially adversely affected.

IF WE ARE UNSUCCESSFUL IN COMPETING AGAINST LARGER OR MORE WELL-ESTABLISHED BUSINESS RIVALS, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

     In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), and employer sponsored, self-insured medical plans (medical stop-loss), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; SAFECO Corporation and Hartford Life, Inc. in our medical stop-loss line of business; and Underwriters at Lloyd's, ACE Limited and XL Capital Ltd. in our accident and health line of business. We face competition both from specialty insurance companies, underwriting agencies and intermediaries as well as from diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees.

     We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our business could be materially adversely affected.

BECAUSE WE ARE A PROPERTY AND CASUALTY INSURER, UNFORESEEN CATASTROPHIC LOSSES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, LIQUIDITY AND FINANCIAL CONDITION.

     Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophic losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as the September 11, 2001 terrorist attacks on the World Trade Center. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and terrorist attacks may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, as a result of the September 11, 2001 terrorist attacks, we experienced the largest single loss to our insurance company operations in our history. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. In 2002, we expect that approximately 10% of our current business may be affected by catastrophes. It is therefore possible that a catastrophic event or multiple catastrophic events could have material adverse effect upon our results of operations, liquidity and financial condition.

BECAUSE WE OPERATE INTERNATIONALLY, FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY AFFECT OUR RECEIVABLE AND PAYABLE BALANCES AND OUR RESERVES, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We underwrite insurance coverages which are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling could have an adverse effect on our net earnings.

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. The foreign currency forward contracts are used to convert currency at a known rate in an amount that approximates average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We use these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

IF WE FAIL TO COMPLY WITH EXTENSIVE STATE, FEDERAL AND FOREIGN REGULATIONS, WE WILL BE SUBJECT TO PENALTIES, WHICH MAY INCLUDE FINES AND SUSPENSION AND WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. This regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

     - approval of policy forms and premium rates;

     - standards of solvency, including risk-based capital measurements (which are a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized);

     - licensing of insurers and their agents;

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

     - prescribing the form and content of records of financial condition required to be filed; and

     - requiring reserves for unearned premium, losses and other purposes.

     State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters.

     Recently adopted federal financial services modernization legislation is expected to lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations.

     Some regulatory authorities have relatively broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those that we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

IF THE RATING AGENCIES DOWNGRADE OUR COMPANY OR OUR INSURANCE COMPANIES, OUR RESULTS OF OPERATIONS AND COMPETITIVE POSITION IN THE INDUSTRY MAY SUFFER.

     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Inc. and Standard & Poor's Corporation. A.M. Best Company, Inc. and Standard & Poor's Corporation ratings reflect their opinions of an insurance company's and insurance holding company's financial strength, operating performance, strategic position, and ability to meet its obligations to policyholders, and are not evaluations directed to investors. Our ratings are subject to periodic review by A.M. Best Company, Inc. and Standard & Poor's Corporation and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by A.M. Best Company, Inc. and/or Standard & Poor's Corporation, our results of operations could be adversely affected.

OUR LOSS RESERVES ARE BASED ON AN ESTIMATE OF OUR FUTURE LIABILITY. IF ACTUAL CLAIMS PROVE TO BE GREATER THAN OUR RESERVES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

     We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting lag between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events.

     We have recorded a pre-tax gross loss related to the terrorist attacks of September 11, 2001 of $141.0 million and a pre-tax net loss of $35.0 million. We believe our estimates of gross and net losses to be reasonable, but they may be subject to adjustment as we receive additional information from our clients and producers. It is difficult to fully estimate our losses from the September 11, 2001 attacks given the uncertain nature of the damage theories related to insurance claims made in connection with the attacks.

WE INVEST A SIGNIFICANT AMOUNT OF OUR ASSETS IN FIXED INCOME SECURITIES THAT HAVE EXPERIENCED MARKET FLUCTUATIONS. FLUCTUATIONS IN THE FAIR MARKET VALUE OF FIXED INCOME SECURITIES MAY GREATLY REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO, AND AS A RESULT, OUR FINANCIAL CONDITION MAY SUFFER.

     As of December 31, 2001, $525.4 million of our $888.5 million investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the investment income from these fixed income securities fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair market value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our generally accepted accounting principles, or GAAP, shareholders' equity, total comprehensive income and/or our cash flows. Historically, the impact of market fluctuations has affected our financial statements. Unrealized pre-tax net investment gains (losses) on investments in fixed-income securities were $0.7 million, $11.9 million and ($19.0) million for the years ended 2001, 2000 and 1999, respectively.

IF STATES DRASTICALLY INCREASE THE ASSESSMENT OUR INSURANCE COMPANIES ARE REQUIRED TO PAY, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL SUFFER.

     Our insurance companies are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies. Maximum contributions required by law in any one year vary by state and have historically been between 1% and 2% of annual premiums written. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition or results of operations.

IF WE ARE UNABLE TO OBTAIN DIVIDENDS IN NEEDED AMOUNTS FROM OUR INSURANCE COMPANIES AS A RESULT OF REGULATORY RESTRICTIONS, WE MAY NOT BE ABLE TO MEET OUR DEBT, DIVIDEND, AND EXPENSE OBLIGATIONS.

     Our principal assets are the shares of capital stock of our insurance companies. We may rely on dividends from our insurance companies to meet our obligations for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, should our other sources of funds prove to be inadequate, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations.

BUSINESS OVERVIEW

     We provide life, accident and health and property and casualty insurance coverages, underwriting agency and intermediary services both to commercial customers and individuals. We concentrate our activities in selected narrowly defined specialty lines of business. We operate primarily in the United States and the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance both on a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or a portion of the premium. We market our insurance products both directly to customers and through a network of independent or affiliated agents and brokers.

     HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040 and our telephone number is (713) 690-7300. We maintain a World Wide Web-site at www.hcch.com. The reference to our World Wide Web address does not constitute the incorporation by reference of the information contained at this site in this report.

     Since our founding, we have been consistently profitable, generally reporting annual increases in gross written premium and total revenue. During the period 1997 through 2001, we had an average statutory combined ratio of 98.3% versus the less favorable 106.3% (1997-2000) recorded by the U.S. property and casualty insurance industry overall. During the same period, our gross written premium increased from $346.4 million to $1.0 billion, an increase of 192% while net written premium increased 161% from $142.9 million to $373.0 million. During this period, our revenue increased from $281.5 million to $505.5 million, an increase of 80%.

     During the period December 31, 1997 through December 31, 2001, our shareholders' equity increased from $365.8 million to $763.5 million, a 109% increase. During the same period, our assets increased from $1.2 billion to $3.2 billion, a 169% increase.

     Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

     - life, accident and health

     - aviation

     - marine, energy and property

     - other specialty lines

     In the United States, Avemco Insurance Company, U.S. Specialty Insurance Company and HCC Life Insurance Company operate on an admitted, or licensed, basis. Houston Casualty Company operates on a surplus lines basis as a non-admitted, or unlicensed, insurer offering insurance coverage not otherwise available from an admitted insurer in the relevant state.

     Our operating property and casualty insurance companies are rated "A+ (Superior)" (2nd of 16 ratings) by A.M. Best Company, Inc. and "AA (Very Strong)" (3rd of 22 ratings) by Standard and Poor's Corporation, two nationally recognized independent rating agencies. Our life insurance company is rated "A (Excellent)" (3rd of 16 ratings) by A.M. Best Company, Inc. These ratings are intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and are not evaluations directed at investors.

     Our underwriting agencies underwrite on behalf of our insurance companies and other insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based entirely on management fees and profit commissions and specialize in life, accident and health, contingency (including contest indemnification, event cancellation, and weather coverages), directors and officers liability, individual disability (for athletes and other high profile individuals), kidnap and ransom, professional liability insurance and other specialty lines of business. Our principal underwriting agencies, ASU International, LLC, HCC Benefits Corporation and Professional Indemnity Agency, Inc.

     In 2001 and 2002 we consolidated the operations of several of our agencies with certain of our insurance companies to improve operational efficiencies.

     Our combined gross written premium in 2001 was over $1.3 billion, after intercompany eliminations. Our insurance companies wrote $1.0 billion of gross premium and our underwriting agencies wrote $808.1 million of premium, before intercompany eliminations.

     Our intermediaries provide insurance and reinsurance brokerage services for our insurance companies and our clients, and receive fees for their services. Our intermediaries do not bear any of the insurance risks of their client companies. They earn commission income and to a lesser extent fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. These operations consist of:

     - consulting on risks by providing information to clients about insurance coverage;

     - marketing risks by providing information and assistance on pricing a particular insurance risk;

     - placing risks by negotiating with insurers and reinsurers to accept an insurance risk; and

     - servicing risks by facilitating the collection of premiums and resolution of claims on behalf of their clients.

     Our intermediaries specialize in developing and marketing employee benefit plans on a retail basis and in placing reinsurance for life, accident and health, and property and casualty lines of business. Our principal intermediaries are HCC Intermediaries, Inc., HCC Employee Benefits, Inc. and Rattner Mackenzie Limited.

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

     The property and casualty insurance industry and individual lines of business within the industry are cyclical in that there are times when a large number of companies offer insurance on certain lines of business, and the premiums tend to go down, and other times where insurance companies decide to limit their writings in certain lines of business or suffer from excessive losses, which tends to increase the premiums for those companies that continue to write insurance in those lines of business. In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business and also to shift the emphasis from our insurance risk-bearing business to our non-insurance fee-based business, as well as our experienced underwriting personnel and access to, and expertise in, the reinsurance marketplace allow us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, we believe that our underwriting agencies and intermediaries complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and intermediaries permits us to retain a greater portion of the gross revenue derived from written premium.

     Reinsurance enables us to transfer part of the risk we have underwritten through the process of ceding this risk to a reinsurance company in exchange for part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss from both individual and catastrophic risks to our insurance companies. The amount of reinsurance we purchase varies by, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business.

     In 2001, due to a continuing hardening of the respective markets, premium rates in the life, accident and health, aviation and marine, energy and property lines of business increased. We anticipate continued improvements in these markets and in all of our lines of business during 2002. In response to these changing market conditions, we plan to continue to expand the underwriting activities in our insurance company operations.

     We also acquire or make strategic investments in companies that present an opportunity for future profits or for enhancement of our business. We expect to continue to seek to acquire complementary businesses with established management and established reputations in the insurance industry. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations. However, our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit, while preserving shareholders' equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

     In our ongoing operations, we will continue to:

     - emphasize the underwriting of lines of business in which premium rates, the availability and cost of reinsurance, and market conditions warrant;

     - limit our net loss exposure to our insurance companies from a catastrophe loss through the use of reinsurance; and

     - review the potential acquisition of specialty insurance operations and other strategic investments.

INDUSTRY SEGMENT INFORMATION

     Financial information concerning our operations by industry segment is set forth in the Consolidated Financial Statements and the Notes thereto.

MAJOR ACQUISITIONS

     We have made a series of strategic acquisitions that have furthered our overall business strategy. Our recent larger transactions are described below:

     On January 31, 1999, we acquired PEPYS Holdings Limited. PEPYS is a holding company for Rattner Mackenzie Limited. The initial consideration was $54.8 million in cash and deferred payments of $8.3 million in cash and 414,207 shares of our common stock. As of December 31, 2001, we have accrued $0.7 million and may pay additional amounts in the future based upon the attainment of certain earnings benchmarks through December 31, 2003. Rattner Mackenzie Limited provides intermediary services for reinsurance business placed by our insurance companies as well as other insurance and reinsurance companies and underwriting agencies, primarily in the accident and health area.

     On December 20, 1999, we acquired all of the outstanding shares of the publicly traded The Centris Group, Inc. following a tender offer at a price of $12.50 per share in cash. We paid $149.5 million for The Centris Group, Inc.'s acquisition. The Centris Group, Inc. was the parent corporation of a group of insurance companies and underwriting agencies principally operating in the medical stop-loss line of business. The Centris Group, Inc.'s primary insurance company subsidiary was the entity now known as HCC Life Insurance Company. HCC Life Insurance Company's operations were relocated to Houston, and it has become a subsidiary of Houston Casualty Company. The medical stop-loss underwriting agency operations of The Centris Group, Inc. have been combined with HCC Benefits' Corporation operations.

     On January 19, 2001, we issued 996,805 shares of our common stock to acquire the Schanen Consulting Corporation and its operating subsidiary, The Schanen Consulting Group, LLC. The Schanen Consulting Group, LLC provides employee benefit consulting and retail insurance intermediary services and has been consolidated with HCC Employee Benefits, Inc.'s operations.

     On October 22, 2001, we acquired all of the outstanding shares of Marshall Rattner, Inc. Marshall Rattner, Inc. is a holding company for Professional Indemnity Agency, Inc. and its related companies. We paid $63.0 million in cash and 300,000 shares of our common stock for the Marshall Rattner, Inc./ Professional Indemnity Agency, Inc. acquisition. Professional Indemnity Agency, Inc. is an underwriting agency specializing in the errors and omissions, kidnap and ransom and professional liability areas.

     On October 30, 2001, we acquired all of the outstanding shares of ASU International, Inc. and the membership interests in its affiliate, ASU International, LLC. We paid $29.2 million for the ASU International, LLC acquisition. ASU International, LLC is an underwriting agency specializing in contingency and disability insurance. We may pay additional amounts in the future based upon the attainment of certain earnings benchmarks through December 31, 2004.

     We continue to evaluate possible acquisition candidates and we may complete additional acquisitions during 2002. Any future acquisitions will be designed to expand and strengthen our existing lines of business and perhaps provide access to additional specialty sectors, which we expect to contribute to our overall growth.

DISPOSITIONS

     In March, 2000, we sold Trafalgar Insurance Company, an Oklahoma domiciled insurance company subsidiary, for a price which approximated its shareholder's equity determined in accordance with generally accepted accounting principles in the United States, or GAAP.

     In September, 2000, we sold a substantial portion of the assets of The Wheatley Group, Ltd., a subsidiary of Avemco Corporation.

     In September, 2001, we sold substantially all of the assets of Universal Loss Management, Inc., our aviation claims administration services company for $5.6 million plus an additional amount based on future revenue of the operation.

     In September, 2001, we sold USF Insurance Company, a Pennsylvania domiciled insurance company and former subsidiary of The Centris Group, Inc. for approximately $2.0 million in excess of its shareholder's equity in accordance with generally accepted accounting principles.

     None of these operations were material to our financial condition, results of operations or cash flows.

INSURANCE COMPANY OPERATIONS

  LINES OF BUSINESS

     This table shows our insurance companies' total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium for the years indicated (dollars in thousands):

                                             2001              2000             1999
                                       ----------------   --------------   --------------
Life, accident and health............  $  629,228    62%  $546,702    56%  $217,659    38%
Aviation.............................     198,015    20    191,089    20    210,029    37
Marine, energy and property..........      83,068     8     64,352     7     82,003    15
Other specialty lines................      15,602     2     29,281     3     17,962     3
                                       ----------   ---   --------   ---   --------   ---
                                          925,913    92    831,424    86    527,653    93
Exited and discontinued lines of
  business...........................      84,162     8    136,033    14     40,678     7
                                       ----------   ---   --------   ---   --------   ---
          Total gross written
            premium..................  $1,010,075   100%  $967,457   100%  $568,331   100%
                                       ==========   ===   ========   ===   ========   ===

     This table shows our insurance companies' actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium for the years indicated (dollars in thousands):

                                          2001             2000             1999
                                     --------------   --------------   --------------
Life, accident and health..........  $188,580    51%  $148,100    52%  $ 48,899    35%
Aviation...........................    98,249    26     79,794    28     68,513    49
Marine, energy and property........    34,750     9     16,256     6      9,561     7
Other specialty lines..............    14,390     4     14,552     5      8,730     6
                                     --------   ---   --------   ---   --------   ---
                                      335,969    90    258,702    91    135,703    97
Exited and discontinued lines of
  business.........................    36,989    10     25,086     9      4,221     3
                                     --------   ---   --------   ---   --------   ---
          Total net written
            premium................  $372,958   100%  $283,788   100%  $139,924   100%
                                     ========   ===   ========   ===   ========   ===

  UNDERWRITING

  Direct

     We underwrite direct business produced through independent agents and brokers, affiliated intermediaries, and by direct marketing efforts. Our direct underwriting includes general aviation, medical stop-loss and professional liability business.

  Reinsurance

     In 2001 and prior years, our insurance companies participated in certain insurance and reinsurance underwriting pools managed by our underwriting agencies, in the life, accident and health line of business. Our insurance companies also write facultative, or individual account, reinsurance, particularly in the aviation and marine, energy and property lines of business. Our facultative underwriting is typically on international business in order to comply with local licensing requirements or as reinsurance of captive insurance companies controlled by others, and can be considered direct business for most purposes, since we maintain underwriting and claims control. However, we record all of this business under the caption of "Reinsurance Assumed" in our financial statements.

  Life, Accident and Health

     We began writing accident and health reinsurance risks through Houston Casualty Company in 1996 through its participation in reinsurance facilities managed by LDG Reinsurance Corporation. Our gross written premium increased from $114.8 million in 1998 to $128.2 million in 2001. Net written premium in this area increased because Houston Casualty Company retained a larger percentage of the increased gross premium. During 2001, we began to produce and underwrite this business directly through Houston Casualty Company and at the beginning of 2002, we completed the consolidation of LDG Reinsurance Corporation's new business operations into Houston Casualty Company. We maintain reinsurance on an excess of loss basis, where we transfer liability, premium and loss on a non-proportional basis above our net retention of risk to reinsurers, to protect us against severe losses on individual risks and catastrophe exposures.

     We write medical stop-loss business for employer-sponsored, self-insured health plans. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employee's medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. When measured on a gross written premium basis, medical stop-loss was our largest single line of business in 2001. We also underwrite a limited program of group life insurance offered to our insureds as complement to our medical stop-loss products. Group life gross premium in 2001 amounted to $0.7 million. Our underwriting agency, HCC Benefits Corporation, produces and underwrites this business on behalf of our insurance companies. We first began writing this business in our insurance companies in 1997 and gross written premium and net written premium have increased as a result of greater participation by our insurance companies, primarily HCC Life Insurance Company and Avemco Insurance Company. HCC Benefits Corporation's business has grown both internally and through acquisitions, most notably of The Centris Group, Inc. HCC Benefits Corporation began underwriting this business in 1980. The 2001 gross written premium in our medical stop-loss line of business underwritten in our insurance companies was $426.6 million and net written premium was $140.9 million. We maintain reinsurance on a proportional basis, where we share a proportional part of the original premium and losses with reinsurers, and believe that these risks carry a relatively low level of catastrophe exposure.

     We began writing alternative workers' compensation and occupational accident insurance to independent truckers in 1996. This business is currently written through U.S. Specialty Insurance Company. We maintain reinsurance on an excess of loss basis. We believe there is a relatively low level of catastrophe exposure in our alternative workers' compensation line of business.

  Aviation

     We have grown into a market leader in the aviation insurance industry. We insure general aviation risks, both domestically and internationally, including:

     - antique and vintage military aircraft

     - cargo operations

     - commuter airlines

     - corporate aircraft

     - fixed base operations

     - military and law enforcement aircraft

     - private aircraft owners and pilots

     - rotor wing aircraft

     We offer coverages that include hulls, engines, avionics and other systems, liabilities, war, cargo and other ancillary coverages. At this time, we do not generally insure major airlines, major manufacturers or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.

     We have been underwriting aviation risks through Houston Casualty Company since 1981. Avemco Insurance Company has been insuring aviation risks since 1959. Our gross written premium has remained relatively flat during the period 1998 to 2001. During this period we have successfully re-underwritten our book of business, removing under-performing classes of business where premium rates were insufficient and focusing on areas where increasing rates were able to generate profitable business. Our aviation net written premium increased during the period because we increased our retentions, i.e., the portion of risk that we retain for our own account.

     We maintain reinsurance on both a proportional and excess of loss basis. We believe that the aviation risks we underwrite carry a relatively low level of catastrophe exposures.

  Marine, Energy and Property

     We underwrite marine risks for oceangoing vessels as well as inland, coastal trading and fishing vessels. The marine risks we write include:

     - hull and machinery

     - liabilities, including protection and
       indemnity

     - marine cargo

     - various ancillary coverages

     We have underwritten marine risks since 1984, primarily in Houston Casualty Company. Competition has created downward pressure on premium rates since 1996, causing a reduction in our gross written premium since 1997 and a corresponding decrease in net written premium. During 2001 we have seen rate increases that are encouraging and we expect this trend to continue in 2002.

     We maintain marine reinsurance on both a facultative and an excess of loss basis. We believe that the marine risks we underwrite carry a relatively low level of catastrophe exposure.

     We have been underwriting energy risks since 1988, primarily in Houston Casualty Company. The energy risks we write include:

     - drilling rigs

     - natural gas facilities

     - petrochemical plants

     - pipelines

     - production and gathering platforms

     - refineries

     We underwrite physical damage, liabilities, business interruption and various ancillary coverages.

     Rates have been relatively low during the past few years at levels where underwriting profitability has been difficult to obtain. As a result, we have underwritten offshore energy risks on a very selective basis, striving for quality rather than quantity. During 2001 we have seen rate increases that are encouraging and we expect this trend to continue in 2002.

     We maintain energy reinsurance on both a facultative basis and an excess of loss basis to protect us against severe losses on individual risks and the catastrophe exposure that exists, for example, from a hurricane or a major platform explosion.

     In the property area, we specialize in writing risks of large, often multinational, corporations, covering a variety of commercial risks including:

     - factories

     - hotels

     - industrial plants

     - office buildings

     - retail locations

     - utilities

     The insurance we offer includes business interruption, physical damage and catastrophe risks including flood and earthquake.

     We have written property business since 1986, primarily through Houston Casualty Company. Gross written premium declined from $106.5 million in 1998 to $45.0 million in 2001 as premium rates were soft due in a large part to excess capacity and the absence of significant catastrophe losses. Net written premium increased slightly from $8.4 million to $9.5 million in the same period. Our property gross written premium exceeds our net written premium by a substantial amount due to the amount of facultative reinsurance, which is the separately negotiated reinsurance of all or part of the coverage provided by a single policy, and other reinsurance purchased in order to protect us from catastrophe losses. During 2001 we have seen rate increases that are encouraging and we expect this trend to continue in 2002.

     We maintain reinsurance on both a proportional basis and an excess of loss basis in an effort to ensure adequate reinsurance protection, particularly against catastrophe exposures. We estimate our aggregate probable maximum loss in any individual catastrophe zone and maintain catastrophe reinsurance in an amount we believe will cover such exposure to any one occurrence.

  Other Specialty Lines

     In addition to the above, we underwrite insurance in a variety of other specialty lines of business, but the specific lines of business included in this caption are too small at this time to break out separately.

  Exited and Discontinued Lines of Business

     Our exited and discontinued lines of business include provider excess, lender's single interest, program property and casualty and primary statutory workers' compensation business.

  PRINCIPAL INSURANCE COMPANIES

  Houston Casualty Company

     Houston Casualty Company is our principal insurance company subsidiary. It is rated "A+ (Superior), IX (policyholders' surplus between $250.0 million and $500.0 million)" by A.M. Best Company, Inc. and "AA (Very Strong)" by Standard & Poor's Corporation. Houston Casualty Company operates worldwide and is domiciled and licensed in Texas and operates on a surplus lines basis in 47 states. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and intermediaries, and other insurance and reinsurance companies. Houston Casualty Company has a highly experienced staff of underwriters trained to deal with the high value, complicated exposures prevailing in many of the lines of business in which we specialize. It is our intention to utilize Houston Casualty Company as an issuing carrier for certain business underwritten by ASU International, LLC and Professional Indemnity Agency, Inc. and in 2002 Houston Casualty Company began writing directors and officers liability and professional liability. As of December 31, 2001, Houston Casualty Company's policyholders' surplus was $285.4 million, which is its total admitted assets less total liabilities determined in accordance with statutory accounting principles. Houston Casualty Company's shareholder's equity in accordance with generally accepted accounting principles was $379.3 million as of December 31, 2001.

     In 2001 and 2002, we consolidated the new business operations of our accident and health reinsurance underwriting agency, LDG Reinsurance Corporation, with those of Houston Casualty Company.

  Houston Casualty Company - London

     Houston Casualty Company operates a full branch office in the United Kingdom. Houston Casualty Company established its London branch operation in order to more closely align its underwriting operations with the London market, a historical focal point for much of the business that Houston Casualty Company underwrites. Houston Casualty Company - London underwrites accident and health reinsurance, marine, energy and property business.

  HCC Life Insurance Company

     HCC Life Insurance Company is an Indiana-domiciled life insurance company which became a direct subsidiary of Houston Casualty Company in December, 1999 following The Centris Group, Inc. acquisition. HCC Life Insurance Company is rated "A (Excellent), VII (policyholders' surplus between $50.0 million and $100.0 million)" by A.M. Best Company, Inc. and operates as a life, accident and health insurer on an admitted basis in 41 states and the District of Columbia. HCC Life Insurance Company is an issuing carrier for medical stop-loss products produced and underwritten by HCC Benefits Corporation. As of December 31, 2001, HCC Life Insurance Company had statutory policyholders' surplus of $77.1 million and shareholder's equity in accordance with generally accepted accounting principles of $88.4 million.

  U.S. Specialty Insurance Company

     U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It is a direct subsidiary of Houston Casualty Company. U.S. Specialty Insurance Company is rated "A+ (Superior), VIII (policyholders' surplus between $100.0 million and $250.0 million)" by A.M. Best Company, Inc. and "AA (Very Strong)" by Standard & Poor's Corporation. U.S. Specialty Insurance Company operates on an admitted basis throughout the United States, primarily writing general aviation, occupational accident and alternative workers' compensation insurance. In September, 2001, we decided that U.S. Specialty Insurance Company would exit the statutory workers' compensation market. It is our intention to utilize U.S. Specialty Insurance Company as an issuing carrier for certain business underwritten by ASU International, LLC and Professional Indemnity Agency, Inc., and in 2002 U.S. Specialty Insurance Company began writing directors and officers liability and professional liability business produced by Professional Indemnity Agency, Inc. As of December 31, 2001, U.S. Specialty Insurance Company had statutory policyholders' surplus of $105.9 million and shareholder's equity in accordance with generally accepted accounting principles of $116.3 million.

  Avemco Insurance Company

     Avemco Insurance Company is a Maryland-domiciled property and casualty insurer, is rated "A+ (Superior), VIII (policyholders' surplus between $100.0 million and $250.0 million)" by A.M. Best Company, Inc. and "AA (Very Strong)" by Standard & Poor's Corporation, and is operating as a direct market underwriter of general aviation business on an admitted basis throughout the United States and Canada (except Quebec). In addition, Avemco Insurance Company is an issuing carrier for medical stop-loss products produced and underwritten by HCC Benefits Corporation and for indemnity accident and health business produced by an unaffiliated agency. The latter business is fully reinsured. As of December 31, 2001, Avemco Insurance Company had statutory policyholders' surplus of $107.1 million and shareholder's equity in accordance with generally accepted accounting principles of $117.2 million.

UNDERWRITING AGENCY OPERATIONS

     Our underwriting agencies act on behalf of our insurance companies and those of other firms, and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on management fees and profit commissions. These subsidiaries are in a position to direct and control business that they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. Our insurance companies may retain a portion of the risk and reinsure the remainder with unaffiliated insurance companies or reinsure all of the risk. In instances where our insurance companies are not the policy issuing company, our insurance companies may reinsure the business written by the underwriting agencies. Management fees generated by our underwriting agencies in 2001 amounted to $61.8 million.

  LINES OF BUSINESS

     This table shows our underwriting agencies' revenue by line of business for the years indicated (dollars in thousands):

                                            2001            2000            1999
                                        -------------   -------------   -------------
Life, accident and health.............  $47,857    77%  $70,536    73%  $66,127    73%
Property and casualty.................   13,938    23    25,522    27    24,586    27
                                        -------   ---   -------   ---   -------   ---
          Total management fees.......  $61,795   100%  $96,058   100%  $90,713   100%
                                        =======   ===   =======   ===   =======   ===

  HCC BENEFITS CORPORATION

     HCC Benefits Corporation, with its home office in Atlanta, Georgia and regional offices in Costa Mesa, California; Wakefield, Massachusetts; Minneapolis, Minnesota; and Dallas, Texas, acts as an underwriting manager writing medical stop-loss products for employer sponsored self-insured health plans. In 2001, HCC Benefits Corporation generated approximately $51.4 million in management fees. Substantially all of the business was underwritten on behalf of HCC Life Insurance Company and Avemco Insurance Company.

  PROFESSIONAL INDEMNITY AGENCY, INC.

     We acquired Professional Indemnity Agency, Inc. in October, 2001. Professional Indemnity Agency, Inc., with its home office in Mount Kisco, New York and branch offices in San Francisco, California and Palm Beach Gardens, Florida, acts as an underwriting manager writing directors and officers liability, kidnap and ransom and professional liability insurance coverages. For the full year 2001, Professional Indemnity Agency, Inc. generated $20.4 million in management fees on premium written on behalf of unaffiliated insurers. Professional Indemnity Agency, Inc. will underwrite some of the above lines of business on behalf of our insurance companies in 2002.

  ASU INTERNATIONAL, LLC

     We acquired ASU International, LLC in October, 2001. ASU International, LLC, with its home office in Woburn, Massachusetts and a branch office in London, England acts as an underwriting manager of specialty insurance for the sports, entertainment and promotion marketing industries. ASU International, LLC offers contingency insurance (including contest indemnity, event cancellation and weather coverages) and individual disability insurance for athletes and other high profile individuals. For the full year 2001, ASU International, LLC generated $13.8 million in management fees on premium written on behalf of unaffiliated insurers. ASU International, LLC will underwrite selected risks in some of the above lines of business on behalf of our insurance companies in 2002.

  OTHER AGENCY OPERATIONS

     We have consolidated certain of our other underwriting agencies with certain of our insurance companies for the purpose of improving the operational efficiencies of our business. We have consolidated the operations of our domestic general aviation underwriting agency, HCC Aviation Insurance Group, Inc., and our occupational accident and alternative workers' compensation underwriting agency, HCC Employer Services, Inc. into U.S. Specialty Insurance Company. We have also consolidated both offices of our accident and health reinsurance underwriting agency, LDG Reinsurance Corporation, into Houston Casualty Company.

INTERMEDIARY OPERATIONS

     Our intermediaries provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, insurance and reinsurance companies and other risk taking entities. The intermediaries earn commission income and to a lesser extent fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies, which may retain a portion of the risk. Commission income generated by our intermediaries in 2001 amounted to $43.4 million.

     This table shows our intermediaries' revenue by line of business for the years indicated (dollars in thousands):

                                            2001            2000            1999
                                        -------------   -------------   -------------
Life, accident and health.............  $33,739    78%  $36,795    74%  $39,354    68%
Property and casualty.................    9,673    22    13,091    26    18,879    32
                                        -------   ---   -------   ---   -------   ---
          Total commission income.....  $43,412   100%  $49,886   100%  $58,233   100%
                                        =======   ===   =======   ===   =======   ===

  RATTNER MACKENZIE LIMITED

     Rattner Mackenzie Limited is an intermediary based in London, England. Rattner Mackenzie Limited is a Lloyd's broker specializing in accident and health reinsurance and some specialty property and casualty lines of business. Rattner Mackenzie Limited is considered a market leader in its core businesses. Rattner Mackenzie Limited serves as an intermediary for reinsurance business placed by unaffiliated and affiliated insurance companies and reinsurance companies and underwriting agencies.

  HCC EMPLOYEE BENEFITS, INC.

     HCC Employee Benefits, Inc., with operations in Houston, Texas and Atlanta, Georgia, is a retail insurance agency and consulting firm specializing in life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States. We acquired Schanen Consulting Corporation of Atlanta, Georgia in January 2001 and consolidated its operations with those of HCC Employee Benefits, Inc.

  HCC INTERMEDIARIES, INC.

     HCC Intermediaries, Inc., based in Houston, Texas, is an intermediary specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in our lines of business. This business is placed with domestic and international insurance companies, including our insurance companies, on a direct basis and through other intermediaries. In addition, HCC Intermediaries, Inc. acts as a reinsurance intermediary on behalf of affiliated and non-affiliated insurance companies.

OTHER OPERATIONS

     Our other operations historically consisted of insurance related services offered to our subsidiaries, our reinsurers and unaffiliated entities. The revenue earned from these services primarily consisted of fees or commissions. The primary operating entities in this segment provided insurance claims adjusting services. During 2001, we sold the last of our service operations, which will result in a decrease in other operating income in future years. Additionally, other operating income may be in the form of equity in the earnings of a company in which we invest, or dividends or gains or losses from the disposition of these investments. Other operating income was $17.4 million in 2001. Revenue and earnings can vary considerably from period to period depending on investment or disposition activity.

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

     The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our reinsurance programs renew throughout the year and during 2001 some of those renewed contained price increases which are not material to our underwriting results. Additionally, we retained higher percentages of our business in connection with certain lines of business which are reinsured on a proportional basis. We plan to continue to increase our retentions as underwriting conditions improve in many of our lines of business.

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

     We structure a specific reinsurance program for each line of business we underwrite. We place this reinsurance in order to protect our insurance companies from exposure to foreseeable events. We place reinsurance proportionally to cover loss frequency and catastrophe exposure. We obtain additional reinsurance on an excess of loss basis to cover individual risk severity of loss and on a catastrophe basis to cover exposure from occurrences involving multiple risks, such as those resulting from a hurricane, an earthquake or a man-made event, such as a terrorist attack. Additionally, we may also obtain facultative reinsurance protection on an excess of loss or proportionate basis on any single risk. We do not intend to expose our assets to any net loss in excess of our reinsurance protection.

     Certain of our lines of business are exposed to catastrophe losses in a greater degree than others. We have exposures to this type of loss primarily in our accident and health reinsurance, energy and property lines of business. We carefully assess our overall exposure to a single catastrophic event and apply procedures that we believe are more conservative than are typically used by the industry to ascertain our probable maximum loss from any single event.

     Subsequent to the terrorist attacks on September 11, 2001, where possible, we canceled all terrorist coverage under the terms of existing in-force policies, primarily in the property and energy lines of business. All new and renewal policies are written with an appropriate terrorist exclusion except for lines of business, such as aviation, where reinsurance for acts of terrorism is available at an economic cost or where we feel comfortable with the net exposure.

     At January 1, 2002, and February 1, 2002, respectively, our onshore energy and property reinsurance protections were renewed without coverage for acts of terrorism. Therefore, to the extent that certain existing, in-force policies contain such coverage, then we would have a net exposure to any applicable losses. The actual amount of this exposure is not determinable but could represent a catastrophic loss, a risk for which we would usually purchase reinsurance protection. We do not believe that any loss would severely impact our capital. As each month goes by, existing in-force policies will expire and the overall exposure continues to reduce substantially.

     In general, we receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with the production of the business, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share with the reinsurers in any net profits generated under such treaties.

     Various intermediaries, including HCC Intermediaries, Inc. and Rattner Mackenzie Limited, arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

     The table below shows property and casualty reinsurance balances relating to our reinsurers with net recoverable balances greater than $15.0 million as of December 31, 2001. The total recoverables column includes paid loss recoverable, outstanding loss recoverable, incurred but not reported recoverables and ceded unearned premium (in thousands).

                                                                                  LETTERS OF CREDIT,
                                                                                    CASH DEPOSITS
                                        CURRENT                       TOTAL           AND OTHER
REINSURER                               RATING       LOCATION      RECOVERABLES        PAYABLES          NET
---------                               -------   --------------   ------------   ------------------   -------
December 31, 2001:

Lloyd's Syndicate Number 1101.........  NR        United Kingdom     $40,913            $1,532         $39,381
Canada Life Assurance Company.........  A+        Canada              28,956                --          28,956
Lloyd's Syndicate Number 1206.........  C+        United Kingdom      27,251               351          26,900
AXA Corporate Solutions Reinsurance
  Co. ................................  A+        Delaware            26,582               680          25,902
Lloyd's Syndicate Number 2488.........  A-        United Kingdom      25,813             1,187          24,626
American Re-Insurance Company.........  A++       Delaware            24,674             1,697          22,977
SCOR Reinsurance Company..............  A         New York            21,883                --          21,883
American Fidelity Assurance Company...  A+        Oklahoma            19,881                12          19,869
Transatlantic Reinsurance Company.....  A++       New York            20,543               849          19,694
Federal Insurance Company.............  A++       Indiana             26,902             8,971          17,931
Lloyd's Syndicate Number 0957.........  NR        United Kingdom      17,653                --          17,653
Lloyd's Syndicate Number 0510.........  A-        United Kingdom      17,647             1,500          16,147
Lloyd's Syndicate Number 0055.........  NR        United Kingdom      16,168               305          15,863

     Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual syndicates are published by Moody's Investors Services, Inc. "NR" indicates that the indicated Lloyd's syndicate had not been rated. Lloyd's of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund.

     HCC Life Insurance Company previously sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $83.0 million as of December 31, 2001.

     We have a reserve of $5.2 million as of December 31, 2001 for potential collectibility issues related to reinsurance recoverables and associated expenses. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future change in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to mitigate our position.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable to for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years.

     In this regard, as of December 31, 2001, our insurance companies had initiated litigation or arbitration proceedings against five reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $15.3 million which had not been paid to us under the disputed agreements and we estimate that there could be an additional $31.2 million of incurred losses and loss expenses under the subject agreements. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities which were managed by one of our underwriting agencies, they are indirectly involved in any reinsurance disputes which affect the applicable facilities. As of December 31, 2001, Houston Casualty Company's allocated portion of aggregate amounts which had not been reimbursed to the applicable facilities under the disputed agreements was $4.8 million and we estimate that there could be an additional $4.0 million of incurred losses and loss expenses under the subject agreements allocated to Houston Casualty Company. Houston Casualty Company has no net exposure on disputed amounts due to the non-affiliated companies who also participated in the applicable facilities.

     During 1999, we recorded a provision for reinsurance totaling $29.5 million in connection with the insolvency of a reinsurer. We continue to expect this provision to be sufficient. We also recorded a $14.0 million provision following a commutation (the contractual settlement of outstanding and future liabilities) with another reinsurer, the majority of which represents the present value discount of ceded losses.

OPERATING RATIOS

  PREMIUM TO SURPLUS RATIO

     This table shows, for the years indicated, the ratio of statutory gross written premium and net written premium to statutory policyholders' surplus for our property and casualty insurance companies (dollars in thousands):

                                    2001        2000       1999       1998       1997
                                 ----------   --------   --------   --------   --------
Gross written premium..........  $1,014,833   $972,154   $576,184   $500,962   $346,094
Net written premium............     371,409    283,947    150,261    123,315    143,068
Policyholders' surplus.........     401,393    326,249    315,474    369,401    331,922

Gross written premium ratio....       252.8%     298.0%     182.6%     135.6%     104.3%
Gross written premium industry
  average(1)...................      *           174.1%     154.1%     147.9%     154.7%

Net written premium ratio......        92.5%      87.0%      47.6%      33.4%      43.1%
Net written premium industry
  average(1)...................      *            94.4%      85.5%      84.3%      89.7%

---------------

(1) Source: A.M. Best Company, Inc.

 *  Not available

     While there is no statutory requirement regarding a permissible premium to policyholders' surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer's annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. In the past, our property and casualty insurance companies have maintained premium to surplus ratios generally lower than such guidelines and below industry norms. The gross written premium ratio increased during 2000 with the acquisition of The Centris Group, Inc.'s book of medical stop-loss business in December, 1999 and the increasing use of our insurance companies as the issuing company for business written by our underwriting agencies. This ratio is expected to slowly decrease from its current level as statutory policyholders' surplus increases due to the retention of earnings and other increases in policyholders' surplus.

  COMBINED RATIO IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. Under generally accepted accounting principles, the combined ratio is a combination of the loss ratio in accordance with generally accepted accounting principles, or the ratio of incurred losses and loss adjustment expenses to net earned premium, and the expense ratio in accordance with generally accepted accounting principles, which is the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net earned premium. Our insurance companies' loss ratios, expense ratios and combined ratios in accordance with generally accepted accounting principles are shown in the following table for the years indicated:

                                                    2001    2000   1999    1998   1997
                                                    -----   ----   -----   ----   ----
Loss ratio........................................   78.0%  74.2%   77.6%  63.8%  59.4%
Expense ratio.....................................   25.7   21.0    51.7   21.5   22.0
                                                    -----   ----   -----   ----   ----
Combined ratio....................................  103.7%  95.2%  129.3%  85.3%  81.4%
                                                    =====   ====   =====   ====   ====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999...............                  98.6%
                                                                   =====

  COMBINED RATIO IN ACCORDANCE WITH STATUTORY ACCOUNTING PRINCIPLES

     The combined ratio in accordance with statutory accounting principles is a combination of the loss ratio in accordance with statutory accounting principles, or the ratio of incurred losses and loss adjustment expenses to net earned premium, and the expense ratio in accordance with statutory accounting principles, which is the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium. Our insurance companies' loss ratios, expense ratios and combined ratios in accordance with statutory accounting principles are shown in the following table for the years indicated:

                                                 2001    2000    1999    1998    1997
                                                 -----   -----   -----   -----   -----
Loss ratio.....................................   78.0%   71.1%  107.1%   67.2%   61.6%
Expense ratio..................................   23.8    27.0    22.8    15.7    17.2
                                                 -----   -----   -----   -----   -----
Combined ratio.................................  101.8%   98.1%  129.9%   82.9%   78.8%
                                                 =====   =====   =====   =====   =====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999............                  104.1%
                                                                 =====
Industry average(1)............................    *     110.1%  107.8%  105.6%  101.6%

---------------

 *  Not available

     The ratio data in accordance with statutory accounting principles is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. The differences between statutory accounting principles and generally accepted accounting principles are described in Note (15) of our consolidated financial statements included in this report. Including this information on the basis of statutory accounting principles is meaningful and useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company Inc. A.M. Best Company Inc. reports on insurer performance on the basis of statutory accounting principles to provide for more standardized comparisons among individual companies, as well as overall industry performance.

RESERVES

     Applicable insurance laws require us to maintain reserves to cover our estimated ultimate liability for reported and incurred but not reported losses under insurance and reinsurance policies that we wrote and for loss adjustment expenses relating to the investigation and settlement of policy claims. In most cases, we estimate such losses and claims costs through an evaluation of individual claims. However, for some types of claims, we use an average reserving method until more information becomes available to permit an evaluation of individual claims.

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

     - the potential for ultimate exposure;

     - the severity of injury or damage; and

     - the type of loss.

     We establish loss reserves for incurred but not reported losses based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on predictions of future events, our estimates of future trends in claims severity, and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis, except for an immaterial amount of reserves acquired in a transaction recorded using the purchase method of accounting. The net reserves of each of our insurance companies are established in conjunction with and reviewed by our in-house actuarial staff, and our reserves in accordance with statutory accounting principles are certified annually by our independent actuaries. PricewaterhouseCoopers LLP certified the reserves of our insurance companies in accordance with statutory accounting principles as of December 31, 2001.

     With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years, and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of marine and offshore energy and workers' compensation insurance which are or were underwritten by our insurance companies have historically had longer lead times between the occurrence of an insured event, reporting of the claim, and final settlement. In such cases, we are forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most aviation, property and medical stop-loss, historically have shorter lead times between the occurrence of an insured event, reporting of the claim and final settlement. Reserves with respect to these classes are, therefore, less likely to be adjusted. The majority of the risks currently underwritten by our insurance companies tend to have shorter lead times.

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

     The first line of each loss development triangle presents, for the years indicated, our gross or net reserve liability including the reserve for incurred but not reported losses. The first section of each table shows, by year, the cumulative amounts of loss and loss adjustment expense paid as of the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The "cumulative redundancy (deficiency)" represents, as of the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

     This loss development triangle shows development in loss reserves on a gross basis (in thousands):

                                  2001        2000       1999       1998       1997       1996       1995       1994       1993
                               ----------   --------   --------   --------   --------   --------   --------   --------   --------
Balance sheet reserves:......  $1,130,748   $944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178
Reserve adjustments from
  acquisition and disposition
  of subsidiaries............          --    (66,571)   (32,437)      (136)        --         --         --         --         --
                               ----------   --------   --------   --------   --------   --------   --------   --------   --------
    Adjusted reserves........   1,130,748    877,546    838,667    460,375    275,008    229,049    200,756    170,957    144,178
Cumulative paid as of:
  One year later.............                400,279    424,379    229,746    160,324    119,453    118,656     97,580     82,538
  Two years later............                           561,246    367,512    209,724    179,117    167,459    143,114    126,290
  Three years later..........                                      419,209    241,523    193,872    207,191    166,541    157,509
  Four years later...........                                                 259,067    212,097    214,046    192,540    176,472
  Five years later...........                                                            223,701    226,762    195,930    195,269
  Six years later............                                                                       233,831    202,844    197,147
  Seven years later..........                                                                                  208,112    203,075
  Eight years later..........                                                                                             207,474
  Nine years later...........
Re-estimated liability as of:
  End of year................   1,130,748    877,546    838,667    460,375    275,008    229,049    200,756    170,957    144,178
  One year later.............                922,080    836,775    550,409    308,501    252,236    243,259    186,898    163,967
  Two years later............                           868,438    545,955    316,250    249,013    248,372    207,511    183,015
  Three years later..........                                      547,179    304,281    250,817    247,053    214,738    203,137
  Four years later...........                                                 305,022    247,245    248,687    220,695    211,546
  Five years later...........                                                            249,853    248,559    217,892    218,182
  Six years later............                                                                       250,176    219,196    214,498
  Seven years later..........                                                                                  219,002    216,820
  Eight years later..........                                                                                             216,627
  Nine years later...........
Cumulative redundancy
  (deficiency)...............               $(44,534)  $(29,771)  $(86,804)  $(30,014)  $(20,804)  $(49,420)  $(48,045)  $(72,449)

                                 1992
                               ---------
Balance sheet reserves:......  $ 129,503
Reserve adjustments from
  acquisition and disposition
  of subsidiaries............         --
                               ---------
    Adjusted reserves........    129,503
Cumulative paid as of:
  One year later.............     83,574
  Two years later............    130,379
  Three years later..........    158,973
  Four years later...........    182,193
  Five years later...........    192,512
  Six years later............    213,052
  Seven years later..........    215,280
  Eight years later..........    221,403
  Nine years later...........    225,706
Re-estimated liability as of:
  End of year................    129,503
  One year later.............    162,827
  Two years later............    176,817
  Three years later..........    194,419
  Four years later...........    215,531
  Five years later...........    222,746
  Six years later............    234,115
  Seven years later..........    231,269
  Eight years later..........    233,995
  Nine years later...........    233,865
Cumulative redundancy
  (deficiency)...............  $(104,362)

     The gross deficiencies reflected in the table for 2000 and 1999 result from late reported loss information received during 2001. These losses primarily came from assumed reinsurance business written by one of our insurance companies. However, as these policies were substantially reinsured, there was no material effect to our net earnings.

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

     This loss development triangle shows development in loss reserves on a net basis (in thousands):

                                    2001        2000       1999       1998       1997       1996       1995       1994       1993
                                 ----------   --------   --------   --------   --------   --------   --------   --------   --------
Gross reserves.................  $1,130,748   $944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957   $144,178
Less reinsurance
  recoverables.................     817,651    694,245    597,498    341,599    155,374    111,766    101,497     95,279     82,289
                                 ----------   --------   --------   --------   --------   --------   --------   --------   --------
    Reserves, net of
      reinsurance..............     313,097    249,872    273,606    118,912    119,634    117,283     99,259     75,678     61,889
Reserve adjustments from
  acquisition and disposition
  of subsidiaries..............          --     (6,048)    (3,343)      (410)        --         --         --         --         --
Effect on loss reserves of 1999
  write off of reinsurance
  recoverables.................          --         --         --     63,851     15,008      2,636      1,442         51         --
                                 ----------   --------   --------   --------   --------   --------   --------   --------   --------
    Adjusted reserves, net of
      reinsurance..............     313,097    243,824    270,263    182,353    134,642    119,919    100,701     75,729     61,889
Cumulative paid, net of
  reinsurance, as of:
  One year later...............                102,244    145,993     56,052     48,775     47,874     41,947     36,500     29,258
  Two years later..............                           174,534    103,580     64,213     66,030     56,803     49,283     41,207
  Three years later............                                      113,762     80,227     72,863     64,798     56,919     46,576
  Four years later.............                                                  81,845     81,620     67,355     60,441     51,536
  Five years later.............                                                             81,968     72,627     61,781     53,110
  Six years later..............                                                                        73,501     66,591     53,879
  Seven years later............                                                                                   64,410     58,353
  Eight years later............                                                                                              58,713
  Nine years later.............
  Ten years later..............
Re-estimated liability, net of
  reinsurance, as of:
  End of year..................     313,097    243,824    270,263    182,353    134,642    119,919    100,701     75,729     61,889
  One year later...............                233,111    260,678    186,967    120,049    116,145     95,764     72,963     59,659
  Two years later..............                           254,373    175,339    116,745    101,595     94,992     74,887     60,079
  Three years later............                                      171,165    110,673     97,353     85,484     76,474     62,224
  Four years later.............                                                 107,138     95,118     80,890     73,660     64,377
  Five years later.............                                                             93,528     79,626     69,528     64,103
  Six years later..............                                                                        79,968     70,642     59,408
  Seven years later............                                                                                   70,278     60,960
  Eight years later............                                                                                              60,729
  Nine years later.............
  Ten years later..............
Cumulative redundancy
  (deficiency).................               $ 10,713   $ 15,890   $ 11,188   $ 27,504   $ 26,391   $ 20,733   $  5,451   $  1,160

                                   1992       1991
                                 --------   --------
Gross reserves.................  $129,503   $123,248
Less reinsurance
  recoverables.................    81,075     83,727
                                 --------   --------
    Reserves, net of
      reinsurance..............    48,428     39,521
Reserve adjustments from
  acquisition and disposition
  of subsidiaries..............        --         --
Effect on loss reserves of 1999
  write off of reinsurance
  recoverables.................        --         --
                                 --------   --------
    Adjusted reserves, net of
      reinsurance..............    48,428     39,521
Cumulative paid, net of
  reinsurance, as of:
  One year later...............    18,978     18,416
  Two years later..............    32,733     23,057
  Three years later............    36,536     31,903
  Four years later.............    38,480     33,875
  Five years later.............    40,327     34,970
  Six years later..............    40,550     36,203
  Seven years later............    41,133     35,413
  Eight years later............    45,552     35,960
  Nine years later.............    45,837     39,770
  Ten years later..............               39,976
Re-estimated liability, net of
  reinsurance, as of:
  End of year..................    48,428     39,521
  One year later...............    45,812     38,575
  Two years later..............    44,964     38,656
  Three years later............    46,129     39,176
  Four years later.............    48,993     40,407
  Five years later.............    50,785     43,418
  Six years later..............    50,585     45,142
  Seven years later............    46,071     43,924
  Eight years later............    47,629     39,858
  Nine years later.............    47,407     41,513
  Ten years later..............               41,368
Cumulative redundancy
  (deficiency).................  $  1,021   $ (1,847)

     We believe that our loss reserves are adequate to provide for all material net incurred losses.

     The following table provides a reconciliation of the gross liability of loss and loss adjustment expenses on the basis of generally accepted accounting principles for the three years ended December 31, 2001 (in thousands):

                                                               2001        2000       1999
                                                            ----------   --------   --------
Reserves for loss and loss adjustment expense at beginning
  of year.................................................  $  944,117   $871,104   $460,511
Reserve adjustments from acquisition and disposition of
  subsidiaries............................................     (69,725)     1,709    146,233
Provision for loss and loss adjustment expense for claims
  occurring In the current year...........................   1,019,311    775,538    595,425
Increase (decrease) in estimated loss and loss adjustment
  expense for claims occurring in prior years (1).........      44,534     (1,892)    90,034
                                                            ----------   --------   --------
Incurred loss and loss adjustment expense.................   1,063,845    773,646    685,459
                                                            ----------   --------   --------
Loss and loss adjustment expense payments for claims
  occurring during:
  Current year............................................     407,210    277,963    191,353
  Prior years.............................................     400,279    424,379    229,746
                                                            ----------   --------   --------
Loss and loss adjustment expense payments.................     807,489    702,342    421,099
                                                            ----------   --------   --------
Reserves for loss and loss adjustment expense at end of
  the year................................................  $1,130,748   $944,117   $871,104
                                                            ==========   ========   ========

---------------

(1) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     This table provides a reconciliation of the liability for loss and loss adjustment expense, net of reinsurance ceded, on the basis of generally accepted accounting principles for the three years ended December 31, 2001 (in thousands):

                                                               2001       2000       1999
                                                             --------   --------   --------
Reserves for loss and loss adjustment expense at beginning
  of year..................................................  $249,872   $273,606   $118,912
Reserve adjustments from acquisition and disposition of
  subsidiaries.............................................       285        514     55,523
Effect on loss reserves of write off of ceded outstanding
  and incurred but not reported reinsurance recoverables...        --         --     82,343
Provision for loss and loss adjustment expense for claims
  occurring in the current year............................   278,103    208,055    105,036
Increase (decrease) in estimated loss and loss adjustment
  expense for claims occurring in prior years (2)..........   (10,713)    (9,585)     4,614
                                                             --------   --------   --------
Incurred loss and loss adjustment expense..................   267,390    198,470    109,650
                                                             --------   --------   --------
Loss and loss adjustment expense payments for claims
  occurring during:
  Current year.............................................   102,206     76,725     36,770
  Prior years..............................................   102,244    145,993     56,052
                                                             --------   --------   --------
Loss and loss adjustment expense payments..................   204,450    222,718     92,822
                                                             --------   --------   --------
Reserves for loss and loss adjustment expense at end of the
  year.....................................................  $313,097   $249,872   $273,606
                                                             ========   ========   ========

---------------

(2) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     Although we experienced gross loss deficiencies during 2001 and 1999, the business was substantially reinsured and, therefore, there was no material effect to our insurance companies on a net loss basis.

     During 2001, we had net loss and loss adjustment expense redundancy of $10.7 million relating to prior year losses compared to a redundancy of $9.6 million in 2000 and a deficiency of $4.6 million in 1999. The deficiencies and redundancies in the net reserves result from our continued review with our actuaries of our loss reserves and the increase or reduction of reserves as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses, because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCC Life Insurance Company, Avemco Insurance Company and U.S. Specialty Insurance Company, because of the types of risks covered, are not considered to have significant environmental exposures. We do not expect to experience any material development in reserves for environmental pollution claims.

INVESTMENTS

     Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities. As of December 31, 2001, we had $888.5 million of investment assets. The majority of our investment assets are held by our insurance companies. All of our securities are classified as available for sale and are recorded at market value.

     Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. We continue to engage a nationally prominent investment advisor, New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., to oversee our investments and to make recommendations to our Board's Investment and Finance Committee. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based upon market conditions. As of December 31, 2001, our fixed income securities have a weighted average maturity of five years and a weighted average duration of four years. Our financial statements reflect an unrealized gain on fixed income securities available for sale as of December 31, 2001, of $11.8 million.

     We have maintained a substantial level of cash and liquid short-term instruments in our insurance companies in order to maintain the ability to fund losses of our insureds. Our underwriting agencies and intermediaries typically have short-term investments, which are fiduciary funds held on behalf of others. As of December 31, 2001, we had cash and short-term investments of approximately $355.8 million, of which $220.6 million were in our agencies and intermediaries.

     This table shows a profile of our investments. The table shows the average amount of investments, income earned, and the yield thereon for the periods indicated (dollars in thousands):

                                                         2001       2000       1999
                                                       --------   --------   --------
Average investments, at cost.........................  $789,860   $643,721   $545,876
Net investment income(1).............................    39,638     39,836     30,946
Average short-term yield(1)..........................       4.3%       6.6%       5.6%
Average long-term yield(1)...........................       5.6%       6.1%       5.6%
Average long-term tax equivalent yield(1)............       6.4%       7.4%       7.5%
Weighted average combined tax equivalent yield(1)....       5.6%       7.1%       7.1%

---------------

(1) Excluding realized and unrealized capital gains and losses.

     This table summarizes, by type, the estimated market value of our investments as of December 31, 2001 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
Short-term investments......................................  $338,904          38%
U.S. Treasury securities....................................    71,368           8
Obligations of states, municipalities and political
  subdivisions..............................................    53,918           6
Special revenue fixed income securities.....................   151,740          17
Corporate fixed income securities...........................   145,285          16
Structured securities.......................................    98,628          11
Foreign government securities...............................     4,489           1
Marketable equity securities................................    16,569           2
Other investments...........................................     7,565           1
                                                              --------         ---
          TOTAL INVESTMENTS.................................  $888,466         100%
                                                              ========         ===

     This table summarizes, by rating, the market value of our investments in fixed income securities as of December 31, 2001 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
AAA.........................................................  $258,724          49%
AA..........................................................    93,773          17
A...........................................................   162,241          31
BBB.........................................................    10,500           2
C...........................................................       190           1
                                                              --------         ---
          TOTAL FIXED INCOME SECURITIES.....................  $525,428         100%
                                                              ========         ===

     The table set forth below indicates the expected maturity distribution of the estimated market value of our fixed income securities as of December 31, 2001 (dollars in thousands):

                                                               AMOUNT    PERCENT OF TOTAL
                                                              --------   ----------------
One year or less............................................  $ 18,416           3%
One year to five years......................................   194,022          37
Five years to ten years.....................................    94,184          18
Ten years to fifteen years..................................    76,721          15
More than fifteen years.....................................    43,457           8
                                                              --------         ---
  Securities with fixed maturities..........................   426,800          81
Asset-backed and mortgage-backed securities.................    98,628          19
                                                              --------         ---
          TOTAL FIXED INCOME SECURITIES.....................  $525,428         100%
                                                              ========         ===

     The weighted average life of our structured securities is five years. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to a reinvestment risk should interest rates fall or issuers call their securities and we are forced to invest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income. The total amount of securities held by us as of December 31, 2001 that would be subject to these tests and potential write downs is immaterial.

2% CONVERTIBLE NOTES AND BANK LOAN

     On August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due 2021 in a public offering. Each $1,000 principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% (currently $38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2002, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. We used the proceeds from this offering to repay our remaining indebtedness under the bank facility described below, assist in financing the recent acquisitions, make a $60.0 million capital contribution to our principal insurance company subsidiary and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. Interest expense for 2001 includes a charge of $0.6 million related to the write off of prepaid loan fees in connection with the amendment. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 17, 2004. Outstanding advances under the facility bear interest at agreed upon rates, which ranged between 2.6% and 3.1% at December 31, 2001. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of December 31, 2001, there was no outstanding balance on this facility.

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

     - restrictions on the size of risks insurable under a single policy; and

     - standards of solvency, including risk-based capital measurements (which is a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized.)

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

     Houston Casualty Company is domiciled in Texas. It operates on an admitted basis in Texas and may write reinsurance on all lines of business that it may write on a direct basis. Houston Casualty Company is an accredited reinsurer in 35 states and an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 47 states, three United States territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted companies on risks which are not insured by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer.

     Houston Casualty Company's branch office in London, England is subject to regulation by regulatory authorities in the United Kingdom. Avemco Insurance Company is domiciled in Maryland and operates as a licensed admitted insurer in all states, the District of Columbia, and all Canadian provinces except Quebec. U.S. Specialty Insurance Company is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCC Life Insurance Company is domiciled in Indiana, and operates as a licensed admitted insurer in 41 states and the District of Columbia.

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

     - financial security;

     - licensing as agents, brokers, intermediaries, managing general agents or third party administrators;

     - limitations on authority; and

     - recordkeeping requirements.

     The manner of operating our underwriting agency and intermediary activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that we operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, we may have arrangements with residents or business entities licensed to act in the state. The majority of states, however, have recently enacted legislation in response to the Federal Gramm-Leach-Bliley Act that streamlines and makes more uniform the licensing requirements.

  Statutory Accounting Principles

     The principal differences between statutory accounting principles and generally accepted accounting principles, the method by which we report our financial results to our shareholders are:

     - a liability is recorded for certain reinsurance recoverables under statutory accounting principles, whereas under generally accepted accounting principles there is no such provision unless the recoverables are deemed to be doubtful of collectibility;

     - under statutory accounting principles, life insurance companies record investment related liabilities, the asset valuation reserve and interest maintenance reserve, whereas there is not such liability under generally accepted accounting principles;

     - certain assets which are considered "non-admitted assets" are eliminated from a balance sheet prepared in accordance with statutory accounting principles but are included in a balance sheet prepared in accordance with generally accepted accounting principles;

     - only some of the deferred tax assets are recognized under statutory accounting principles;

     - fixed-income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles;

     - outstanding losses and unearned premium are recorded on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles; and

     - under statutory accounting principles, policy acquisition costs are expensed as incurred and under generally accepted accounting principles such costs are deferred and amortized to expense as the related premium is earned.

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998, which became effective on January 1, 2001, through their adoption by the individual states. The adoption of these principles by the states is referred to as codification. The cumulative effect of codification increased the statutory policyholders' surplus of our insurance companies by approximately $8.9 million. Our use of statutory accounting practices prescribed by state regulatory authorities caused a $3.2 million reduction in our insurance companies' aggregate statutory policyholders' surplus compared to amounts that would have been recorded under the National Association of Insurance Commissioners codification rules. The statutory policyholders' surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

  Insurance Holding Company Acts

     Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of the states of Arkansas, Indiana, Maryland, and Texas. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

  Risk-Based Capital

     The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of a company's business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2001, each of our domestic insurance companies' total adjusted capital is significantly in excess of the National Association of Insurance Commissioners authorized control level risk-based capital.

  Insurance Regulatory Information System

     The National Association of Insurance Commissioners has also developed a rating system, the Insurance Regulatory Information System, primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. The Insurance Regulatory Information System consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. Our insurance companies' Insurance Regulatory Information System ratios generally fall within the usual prescribed ranges except in satisfactorily explainable circumstances such as when there is a large reinsurance transaction, capital change, merger or planned growth.

  Pending or Proposed Legislation

     In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the National Association of Insurance Commissioners, which seeks to promote uniformity of, and to enhance the state regulation of, insurance. In addition, the National Association of Insurance Commissioners and state insurance regulators, as part of the National Association of Insurance Commissioners' state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws, and the definition of extraordinary dividends.

     In recent years, a variety of measures have been proposed at the federal level to reform the current process of federal and state regulation of the financial services industries in the United States, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of current regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. A form of financial services modernization legislation was enacted at the federal level in 1999 through the Gramm-Leach-Bliley Act. That federal legislation was expected to have significant implications on the banking, insurance and securities industries and to result in more cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of our operations. Such wide-spread cross-industry consolidation has not occurred to date. It also mandated the adoption of laws allowing reciprocity among the states in the licensing of agents and, along with other federal laws, mandated the adoption of laws and regulations dealing with the protection of the privacy of policyholder information. Also, the federal government has conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose overall federal regulation of insurers. In the past several years there have been a number of recommendations that the industry's anti-trust exemption be removed and the industry placed under federal regulation. If so, we believe state regulation of the insurance business would likely continue. This could result in an additional layer of federal regulation.

     We do not know at this time the full extent to which these federal or state legislative or regulatory initiatives will or may affect our operations, and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or its results of operations.

EMPLOYEES

     As of December 31, 2001, we had 997 employees. The employees include seven executive officers, 18 senior management, 95 management and 877 other personnel. Of this number, 366 are employed by our insurance companies, 389 are employed by our underwriting agencies, 127 are employed by our intermediaries, and 115 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Our principal and executive offices are located in Houston, Texas, in an approximately 51,000 square foot building owned by Houston Casualty Company. Houston Casualty Company also owns a 77,000 square foot building adjacent to its home office building. We also maintain offices in over 20 locations elsewhere in the United States and England. The majority of these additional locations are in leased facilities.

     Besides our home office, our principal office facilities are as follows:

SUBSIDIARY                                 LOCATION                  SQ. FT.   LEASE TERMINATION DATE
----------                                 --------                  -------   ----------------------
Avemco Insurance Company                   Frederick, Maryland       40,000    Owned
U.S. Specialty Insurance Company Aviation
  Division                                 Dallas, Texas             40,000    March 31, 2004
Professional Indemnity Agency, Inc.        Mount Kisco, New York     38,000    Owned
Houston Casualty Company Accident and
  Health Division                          Wakefield, Massachusetts  28,000    October 31, 2006
HCC Benefits Corporation                   Costa Mesa, California    22,000    March 31, 2007
                                           Kennesaw, Georgia         21,000    January 31, 2006
HCC Employee Benefits, Inc.                Houston, Texas            20,000    August 31, 2006
Rattner Mackenzie Limited                  London, England           15,000    September 29, 2003
ASU International, LLC                     Woburn, Massachusetts     12,000    January 31, 2005

ITEM 3.  LEGAL PROCEEDINGS

     In addition to the matters discussed in the Reinsurance Ceded section contained in Item 1, Business, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of any such lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock trades on the New York Stock Exchange under the ticker symbol "HCC".

     The intra-day high and low sales prices for quarterly periods during the period January 1, 2000 through December 31, 2001, as reported by the New York Stock Exchange were as follows:

                                                          2001              2000
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First quarter......................................  $26.88   $20.50   $15.00   $11.50
Second quarter.....................................   29.65    23.26    19.69    10.94
Third quarter......................................   26.67    21.21    22.94    18.69
Fourth quarter.....................................   29.20    25.15    27.19    17.63

     On March 15 2002, the last reported sales price of our common stock as reported by the New York Stock Exchange was $28.13 per share.

SHAREHOLDERS

     We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. As of March 15, 2002, there were 62.0 million shares of issued and outstanding common stock held by 954 shareholders of record; however, we believe there are in excess of 15,000 beneficial owners.

DIVIDEND POLICY

     Beginning in June, 1996, we announced a planned quarterly program of paying cash dividends to shareholders. We paid a cash dividend of $0.02 per share in July, 1996 and in each succeeding quarter through the first quarter of 1997. We have increased the quarterly cash dividend in each year and beginning in September, 2001, our quarterly dividend was $0.0625 per share. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of our bank loan, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

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

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
                                                        ----------------------------------------------------
                                                          2001       2000       1999       1998       1997
                                                        --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA
Revenue
  Net earned premium..................................  $342,787   $267,647   $141,362   $143,100   $162,571
  Management fees.....................................    61,795     96,058     90,713     74,045     51,039
  Commission income...................................    43,412     49,886     58,233     40,804     25,375
  Net investment income...............................    39,638     39,836     30,946     29,342     27,588
  Net realized investment gain (loss).................       393     (5,321)    (4,164)       845       (328)
  Other operating income..............................    17,436     25,497     28,475     22,268     15,239
                                                        --------   --------   --------   --------   --------
         Total revenue................................   505,461    473,603    345,565    310,404    281,484
Expense
  Loss and loss adjustment expense, net...............   267,390    198,470    109,650     91,302     96,514
      Operating expense
      Policy acquisition costs, net...................    27,923     23,743      8,177     10,978     13,580
      Compensation expense............................    69,762     83,086     79,196     57,227     51,994
      Provision for reinsurance.......................        --         --     43,462         --         --
      Other operating expense.........................    71,119     53,274     53,273     36,451     31,935
      Merger expense..................................        --         --         --        107      8,069
                                                        --------   --------   --------   --------   --------
         Total operating expense......................   168,804    160,103    184,108    104,763    105,578
  Interest expense....................................     8,884     20,347     12,964      6,021      6,004
                                                        --------   --------   --------   --------   --------
         Total expense................................   445,078    378,920    306,722    202,086    208,096
                                                        --------   --------   --------   --------   --------
         Earnings before income tax provision.........    60,383     94,683     38,843    108,318     73,388
  Income tax provision................................    30,186     37,202     12,271     35,208     23,305
                                                        --------   --------   --------   --------   --------
         Net earnings before accounting change........    30,197     57,481     26,572     73,110     50,083
Cumulative effect of accounting change(2).............        --     (2,013)        --         --         --
                                                        --------   --------   --------   --------   --------
         Net earnings.................................  $ 30,197   $ 55,468   $ 26,572   $ 73,110   $ 50,083
                                                        ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE DATA:
    Earnings before accounting change.................  $   0.52   $   1.13   $   0.53   $   1.49   $   1.04
    Cumulative effect of accounting change (2)........        --      (0.04)        --         --         --
                                                        --------   --------   --------   --------   --------
    Net earnings......................................  $   0.52   $   1.09   $   0.53   $   1.49   $   1.04
                                                        ========   ========   ========   ========   ========
    Weighted average shares outstanding...............    58,321     50,742     50,058     48,917     47,992
                                                        ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE DATA:
    Earnings before accounting change.................  $   0.51   $   1.11   $   0.52   $   1.46   $   1.02
    Cumulative effect of accounting change (2)........        --      (0.04)        --         --         --
                                                        --------   --------   --------   --------   --------
    Net earnings......................................  $   0.51   $   1.07   $   0.52   $   1.46   $   1.02
                                                        ========   ========   ========   ========   ========
    Weighted average shares outstanding...............    59,619     51,619     50,646     49,933     49,206
                                                        ========   ========   ========   ========   ========
Cash dividends declared, per share....................  $  0.245   $   0.22   $   0.20   $   0.16   $   0.12
                                                        ========   ========   ========   ========   ========

                                                                      DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                             --------------------------------------------------------------
                                                2001         2000         1999         1998         1997
                                             ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Total investments..........................  $  888,466   $  711,113   $  581,322   $  525,646   $  518,772
Premium, claims and other receivables......     665,965      609,716      636,671      382,885      252,759
Reinsurance recoverables...................     899,128      789,412      736,485      372,672      176,965
Ceded unearned premium.....................      71,140      114,469      133,657      149,568       84,610
Goodwill and intangible assets.............     328,815      266,015      263,687       88,043       34,758
Total assets...............................   3,219,120    2,790,755    2,679,737    1,709,643    1,198,353
Loss and loss adjustment expense payable...   1,130,748      944,117      871,104      460,511      275,008
Unearned premium...........................     179,530      190,550      188,524      201,050      152,094
Notes payable..............................     181,928      212,133      242,546      121,600       80,750
Shareholders' equity.......................     763,453      530,930      458,439      440,430      365,779
Book value per share(3)....................       12.40        10.29         9.12         8.94         7.50

---------------

(1) Certain amounts in the 2000, 1999, 1998 and 1997 selected consolidated financial data have been reclassified to conform to the 2001 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity, or cash flows.

(2) During 2000, we changed certain of our revenue recognition methods for our agencies and intermediaries to agree to guidance contained in Securities and Exchange Commission's Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements". See Note (1) in the Notes to Consolidated Financial Statements.

(3) Book value per share is calculated by dividing the sum of shares outstanding plus contractually issuable shares into total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We primarily receive our revenue from earned premium derived from our insurance company operations, management fees generated by our underwriting agency operations, commission income produced by our intermediary operations, investment income from all of our operations and capital and other operating income. Our core underwriting activities involve providing life, accident and health; aviation; marine, energy and property; and other specialty lines of insurance and reinsurance, each of which is marketed by our insurance companies and our underwriting agencies either directly to customers or through a network of independent or affiliated agents and brokers.

     During the past several years, we have substantially increased our shareholders' equity through the issuance of equity securities and through our retaining of earnings, thereby enabling us to increase the underwriting capacity of our insurance companies. With this additional equity, we increased underwriting activity across many of our core lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for each of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for each of our lines of business based upon market conditions and the level of risk we wish to retain.

     Currently, our underwriting agencies underwrite life, accident and health, contingency (including contest indemnification, event cancellation, and weather coverages), directors and officers liability, individual disability (for athletes and other high profile individuals), kidnap and ransom and professional liability insurance and other specialty lines of business on behalf of our insurance companies and unaffiliated insurance companies. Our underwriting agency activities are fee based and non-risk bearing.

     In conjunction with the expansion of underwriting activities by our insurance companies and in an effort to increase the efficiency of certain of our operations, we consolidated the operations of certain of our agency operations with those of certain of our insurance companies in 2001 and 2002. These consolidations will result in a reduction in management fee income and the net earnings from our underwriting agency segment, but such reduction should be more than offset over time by increases in net earnings of our insurance company segment.

     Our intermediaries are fee based, non-risk bearing and place reinsurance for our insurance companies and underwriting agencies and for other non-affiliated insurance companies and risk taking entities, as well as insurance on behalf of medium and large corporate clients.

     Other operating income has been generated through our insurance services operations, which supported our own operations as well as provided services for other clients. Additionally, other operating income may include the equity in the earnings of a company in which we invest, dividends or gains or losses from the disposition of these investments. In 2001, we sold the last of our service operations, which will result in a decrease in other operating income in future years.

     From 1999 through 2001, in response to adverse market conditions, we focused our acquisition activities on expanding our underwriting agency and intermediary operations for three principal reasons:

     - to provide a future source of premium revenue to our insurance companies in existing and new specialty lines of business and greater control of premium distribution channels;

     - to insulate us from a decline in our revenue growth rate as insurance premium rates became more competitive in our specialty lines of business and we became more selective in our underwriting, resulting in reduced earned premium;

     - to increase the management fees and commission income components of our total revenue, which we believed were a more predictable and stable source of revenue than the potential underwriting gain from insurance company operations during periods of overly competitive pricing.

     Late in 1999, primarily due to a reduction in reinsurance capacity, rates began to increase, particularly in our life, accident and health, and aviation lines of business. These market conditions continued to improve during 2000 and 2001 and also in our marine, energy and property line of business. This improvement accelerated after the September 11 terrorist attacks and we expect this to continue in 2002. In response to these changing market conditions, we plan to continue to expand our underwriting activities.

     During December, 1999, we acquired all of the outstanding shares of The Centris Group, Inc. in a transaction recorded using the purchase method of accounting. During October, 2001, we acquired all of the outstanding shares of ASU International, LLC and Marshall Rattner, Inc. and its operating subsidiary, Professional Indemnity Agency, Inc., which were also transactions recorded for using the purchase method of accounting. The results of operations and cash flows of these three companies are included in our consolidated results beginning on the effective date of each transaction.

     During January, 2001, we acquired all of the outstanding shares of The Schanen Consulting Group, LLC. This business combination has been recorded using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated to include the accounts and operations of The Schanen Consulting Group, LLC for all periods presented.

RESULTS OF OPERATIONS

     The following table sets forth certain premium revenue information for the three years ended December 31, 2001 (in thousands):

                                                       2001        2000        1999
                                                    ----------   ---------   ---------
Direct............................................  $  783,124   $ 676,730   $ 291,513
Reinsurance assumed...............................     226,951     290,727     276,818
                                                    ----------   ---------   ---------
  Gross written premium...........................   1,010,075     967,457     568,331
Reinsurance ceded.................................    (637,117)   (683,669)   (428,407)
                                                    ----------   ---------   ---------
  Net written premium.............................     372,958     283,788     139,924
Change in unearned premium........................     (30,171)    (16,141)      1,438
                                                    ----------   ---------   ---------
  Net earned premium..............................  $  342,787   $ 267,647   $ 141,362
                                                    ==========   =========   =========

     The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 2001:

                                                              2001    2000    1999
                                                              -----   -----   -----
Net earned premium..........................................   67.8%   56.5%   40.9%
Management fees.............................................   12.2    20.3    26.2
Commission income...........................................    8.6    10.5    16.9
Net investment income.......................................    7.8     8.4     9.0
Net realized investment gain (loss).........................    0.1    (1.1)   (1.2)
Other operating income......................................    3.5     5.4     8.2
                                                              -----   -----   -----
          Total revenue.....................................  100.0   100.0   100.0
Loss and loss adjustment expense, net.......................   52.9    41.9    31.7
Net operating expense.......................................   33.4    33.8    53.3
Interest expense............................................    1.7     4.3     3.8
                                                              -----   -----   -----
          Earnings before income tax provision..............   12.0    20.0    11.2
Income tax provision........................................    6.0     7.9     3.5
          Net earnings before accounting change.............    6.0%   12.1%    7.7%
                                                              =====   =====   =====

  YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000

     Total revenue increased 7% to $505.5 million for 2001 compared to 2000. The increase in the insurance company segment revenue resulting from increased business, greater retention levels and higher investment income was offset primarily by a reduction in the underwriting agency segment revenue as we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies on January 1, 2001. We anticipate that total revenue will continue to increase in 2002 as earned premium continues to grow and revenue from recent acquisitions is included in our consolidated financial statements.

     Net investment income was $39.6 million for 2001 compared to $39.8 million in 2000. The positive effect on investment income of our higher level of invested assets was offset by a significant decrease in interest rates in 2001. We expect positive operating cash flow to continue in 2002, thereby increasing invested assets and investment income, but the increase could again be substantially offset by the effect of continued low interest rates. During 2001, we recorded a net realized investment gain of $0.4 million, compared to a loss of $5.3 million in 2000. During 2001 we recognized a $2.4 million realized loss from the write down of five investments to their estimated fair market value compared to a similar write down of $5.1 million from one equity investment during 2000. The loss from write downs during 2001 was offset by other gains recorded on investments sold.

     During 2001, we experienced three significant gross losses. The largest loss was as a result of the terrorist attacks on September 11, which produced the biggest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we had significant exposure in our accident and health reinsurance account. Our estimates of ultimate exposure were developed through a review of policy coverages, consideration of the effect on the estimate if the attacks were considered multiple events rather than a single event, and communications from our clients and producers. We also have participations in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from other business written in the New York City area. We also received some reported claims and estimates of losses for others. We have utilized this information together with known coverage and reinstatement premium information to establish our gross and net losses reserve of $141.0 million and $35.0 million, respectively. A charge for the net amount has been included in our 2001 consolidated financial statements. We continue to monitor the reserve and believe our estimates to be reasonable, but they may be subject to adjustment as we receive additional information, which could take several years to finalize. In addition, we have reviewed the estimated reinsurance recoverables related to this loss and believe that they are collectible in the normal course of business. Over 95% of the total amount of reinsurance recoverables from this loss are due from 38 companies and Lloyds' syndicates, each of which is rated "A-" or better by either A.M. Best Company, Inc. or Moody's Investors Services, Inc. The other two losses were the Petrobras (Brazilian offshore energy production platform) and Total (chemical factory near Toulouse, France) incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these policies were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during the third quarter of 2001 and all reinsurance recoverables related to it have been collected. We expect the reinsurance recoverables related to the Total loss to be collected in due course once the original claim is settled.

     During 2001, we recorded a charge totaling $37.3 million related to lines of business that we are exiting, mainly our primary workers' compensation line of business. The composition of this charge is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows.

     Compensation expense decreased to $69.8 million for 2001 from $83.1 million in 2000. The decrease is due principally to the disposition of non-core subsidiaries, the subsequent closing or reduction of some operations of an acquired company and efficiencies gained from the consolidation of some of our underwriting agency operations with those of our insurance companies.

     Other operating expense for 2001 included $16.3 million from charges related to lines of business being exited. Excluding these charges, other operating expense in 2001 was somewhat reduced for the same reasons as compensation expense, but to a much lesser extent, and the decrease was offset by a general increase in expenses in our operating subsidiaries as business grew. In addition, guarantee fund and other assessments increased $3.5 million in 2001 compared to 2000. Other operating expenses for 2000 also included a credit of $789,000 reflecting the reversal of some restructuring charges recorded during the previous year, whereas during 2001 we recorded $176,000 in merger expense resulting from an acquisition. Currency conversion gains amounted to $324,000 in 2001, compared to losses of $330,000 in 2000.

     Interest expense was $8.9 million for 2001 down from $20.3 million in 2000. This decrease resulted from our use of the proceeds from our March, 2001 public offering of common stock and part of our August, 2001 offering of 2% convertible notes to pay off our debt under the bank facility, lower interest rates and the low interest rate on our newly issued convertible notes.

     Income tax expense on earnings before the change in accounting was $30.2 million for 2001 down from $37.2 million for 2000 primarily due to the reduction in pre tax income. The unusual effective tax rate for 2001 of 50% compared to 39% for 2000, primarily results from the charge for the impairment of goodwill related to our exit from the primary workers' compensation line of business. That charge was not deductible for income tax purposes.

     Net earnings before the change in accounting was $30.2 million, or $0.51 per diluted share, for 2001 compared to $57.5 million, or $1.11 per diluted share, in 2000. This decrease primarily results from the after tax loss from the September 11 terrorist attacks of $22.8 million, or $0.38 per diluted share, and the after tax charge for lines of business being exited of $29.6 million, or $0.50 per diluted share.

     Our book value per share was $12.40 as of December 31, 2001, up substantially from $10.29 as of December 31, 2000.

SEGMENTS

  INSURANCE COMPANIES

     Gross written premium increased to $1.0 billion for 2001 from $967.5 million in 2000 with strong growth in the life, accident and health line of business and, to a lesser extent, in the marine, energy and property line of business, as rates continue to rise, offset by a planned decrease from exited lines. Gross written premium growth is not our focus in 2002, as we are able to grow our revenue simply by retaining more of the business we currently write. Net written premium for 2001 increased 31% to $373.0 million compared to the previous year, as our insurance companies have increased retentions on many of their lines of business as underwriting profitability improves. Net earned premium increased 28% to $342.8 million for the same reason. The increase in net written premium and net earned premium is expected to continue in 2002.

     Loss and loss adjustment expense increased to $267.4 million for 2001 compared to $198.5 million in 2000 substantially due to losses and expenses arising from the September 11 loss and the charge related to lines of business being exited. The net loss ratio in accordance with generally accepted accounting principles was 78.0% (62.3% excluding the September 11 loss and the charge related to lines of business being exited) for 2001 compared to 74.2% in 2000. The medical stop-loss line of business continues to have significantly improved underwriting results. The gross loss ratio in accordance with generally accepted accounting principles was 105.5% (77.6% excluding the September 11, Petrobras and Total losses and the charge related to lines of business being exited) in 2001 compared to 79.4% for 2000. The Petrobras and Total claims were substantially reinsured and did not have a material effect on our net loss ratio or net earnings. The combined ratio in accordance with generally accepted accounting principles was 103.7% (87.1% excluding the September 11 loss and the charge related to lines of business being exited) in 2001 compared to 95.2% for 2000.

     During 2001, we had net loss and loss adjustment expense redundancy of $10.7 million relating to prior year losses compared to a redundancy of $9.6 million in 2000 and we had gross loss and loss adjustment expense deficiency of $44.5 million compared to a redundancy of $1.9 million in 2000. The gross deficiency for 2001 resulted from rate reported loss information received during 2001. These losses primarily came from assumed reinsurance business written by one of our insurance companies. The other deficiencies and redundancies result from our continued review with our actuaries of loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. We continue to believe we have provided for all material net incurred losses.

     Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased somewhat to $27.9 million during 2001 compared to 2000. During 2001, our insurance companies charged higher policy issuance fees on certain lines of business which are recorded as a reduction in acquisition costs. This reduction in costs is offset by the increase in policy acquisition costs resulting from higher earned premium and part of the charge from lines of business being exited.

     The net loss of our insurance companies was $2.9 million in 2001 compared to net income of $24.2 million for 2000. The 2001 results include after tax losses from September 11 of $22.8 million and expenses of $29.4 million.

  UNDERWRITING AGENCIES

     Management fees decreased to $61.8 million for 2001 compared to $96.1 million in 2000. Much of the decrease is the result of our consolidation of the operations of three of our underwriting agencies into the operations of our insurance companies effective January 1, 2001. Additional decreases are due to lines of business either sold or exited and increased retentions of our insurance companies. Net earnings of our underwriting agencies decreased to $17.2 million for 2001 from $21.4 million in 2000 for the same reasons. We expect management fees (before eliminations) and net earnings of our underwriting agency segment to grow in 2002 due to organic growth and recent acquisitions.

  INTERMEDIARIES

     Commission income was $43.4 million for 2001 compared to $49.9 million in 2000. Commission income decreased due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries decreased to $8.7 million for 2001 compared to $11.2 million in 2000. The decrease in net earnings was partly caused by our acquisition of The Schanen Consulting Group, LLC who was not subject to income taxes during 2000 prior to our ownership, but reflected in our historical results due to pooling-of-interest accounting and less commission income as a result of the mix of business, which had a lower gross margin during the current year, somewhat offset by a lower effective tax rate.

  OTHER OPERATIONS

     The decrease in other operating revenue to $17.4 million for 2001 from $25.5 million in 2000 results principally from the disposition or closure of certain non-core operations. During 2001, we recorded gains of $8.2 million from the sale of other operating investments compared to $5.7 million for 2000. The increase in gains was somewhat offset by loss of revenue included in the 2000 period related to operations that have since been closed or disposed of. Net earnings of other operations were $7.1 million in 2001 up from $6.0 million in 2000 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments, or dispositions of such investments, in any given period. As of December 31, 2001, all operating entities included in this segment had been sold or closed so revenue is expected to decrease substantially in 2002.

  CORPORATE

     The net loss of the corporate segment was $1.0 million for 2001 compared to a net loss of $4.7 million in 2000. This improvement resulted from the reduction of interest expense as we paid off our debt under the bank facility by using the proceeds from the March, 2001 public offering of common stock and the August, 2001 offering of 2% convertible notes, lower bank interest rates and the low interest rate on our newly issued 2% convertible notes. Also included in the amounts for 2000 were the costs of the closing of some operations of an acquired company.

  YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999

     Our total revenue increased 37% to $473.6 million in 2000 compared to 1999. This revenue increase resulted from the higher retention of premium underwritten by our insurance companies, particularly in the medical stop-loss line of business, and increased investment income.

     Our net investment income increased 29% to $39.8 million in 2000 compared to 1999. This increase was primarily due to a higher level of invested assets which resulted from the greater retentions of premium underwritten by our insurance companies, the investment of cash received during the first quarter of 2000 from our commutation with a reinsurer and cash flow from operations.

     In 2000, we engaged General Re New England Asset Management, a subsidiary of Berkshire Hathaway, Inc. and a nationally prominent investment advisor, particularly to insurance companies, and undertook an in-depth review and restructuring of our investment portfolio. As a part of this restructuring, we shortened our investment portfolio's duration but did not significantly change the average credit rating. Our net realized investment losses from sales or write downs of equity securities was $5.6 million in 2000, compared to losses of $3.9 million in 1999. In 2000, we recognized a $5.1 million realized loss from the write down of an equity investment to its estimated fair market value based upon market quotations compared to a similar write down of $4.3 million in 1999. Our net realized investment gains from the disposition of fixed income securities were $203,000 in 2000, compared to losses of $164,000 in 1999.

     Our compensation expense increased to $83.1 million during 2000 from $79.2 million in 1999. This increase reflects a normal progressional increase due to business growth plus the increase due to The Centris Group, Inc. acquisition, offset by the savings resulting from the 1999 fourth quarter restructuring and the sale of non-core subsidiaries. Other than the restructuring expenses discussed below, other operating expenses increased to $52.5 million from $47.7 million for similar reasons. Included in other operating expense are restructuring expenses of $761,000 in 2000 and $5.5 million in 1999. Currency conversion losses amounted to $330,000 in 2000, compared to gains of $442,000 in 1999.

     Our interest expense was $20.3 million in 2000 compared to $13.0 million in 1999. This increase is a result of higher interest rates and increased debt outstanding, principally as a result of funding The Centris Group, Inc. acquisition.

     Our income tax expense was $35.9 million in 2000 compared to $12.3 million in 1999. Our effective tax rate was 39% in the 2000 period compared to 32% in 1999. Most of the increase in the effective tax rate was due to non-deductible goodwill amortization relating to The Centris Group, Inc. acquisition, a shift of fixed income investments to taxable instruments from tax exempt instruments and increased underwriting agency income which is subject to state income taxes.

     Our net earnings in 2000 increased 109% to $55.5 million or $1.07 per diluted share from $26.6 million or $0.52 per diluted share in 1999. These increases result principally from improved underwriting results, an increase in investment income and the effects of the provision for reinsurance and a larger restructuring expense recorded during 1999. In 2000, we incurred a $2.0 million after-tax charge for a change in accounting principles to conform our agency and intermediary revenue recognition principles to those required by the guidance in Securities and Exchange Commission's Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements". The change was not material to earnings before cumulative effect of accounting change for 2000.

     Our book value per share was $10.29 as of December 31, 2000, up from $9.12 as of December 31, 1999.

SEGMENTS

  INSURANCE COMPANIES

     Gross written premium generated by our insurance companies increased 70% to $967.5 million in 2000 compared to 1999 due to new business, rate increases, increased participation by our insurance companies in the business underwritten by our underwriting agencies and the acquisition of The Centris Group, Inc. Net written premium generated by our insurance companies in 2000 increased 103% to $283.8 million compared to 1999, as our insurance companies have increased retentions in many of their lines of business as underwriting results showed improvement. Net earned premium increased 89% to $267.6 million during 2000 for the same reasons.

     Loss and loss adjustment expense incurred by our insurance companies increased to $198.5 million in 2000 from $109.7 million in 1999. The increase in net loss and loss adjustment expense is due to the higher level of net retained premium, net of the effect of improved underwriting results. The net loss ratio in accordance with generally accepted accounting principles decreased to 74.2% in 2000 from 77.6% in 1999. In 2000, we also recorded a $4.4 million increase in reserves for exited lines of business acquired with our 1999 acquisition of The Centris Group, Inc. This increase represents 1.6% of the 2000 net loss ratio. The gross loss ratio in accordance with generally accepted accounting principles decreased to 79.4% in 2000 from 116.5% in 1999. The general improvement in our loss ratios results from the effects of increased premium rates in certain lines of business, reduced writings in other unprofitable lines of business and a general improvement in market conditions, particularly in the domestic aviation and medical stop-loss lines of business. The combined ratio in accordance with generally accepted accounting principles of our insurance companies was 95.2% for 2000 compared to 129.3% (98.6% excluding effects of the provision for reinsurance) in 1999.

     During 2000, we had net loss and loss adjustment expense redundancy of $9.6 million relating to prior year losses compared to a deficiency of $4.6 million in 1999 and we had gross loss and loss adjustment expense redundancy of $1.9 million compared to a deficiency of $90.0 million in 1999. The 1999 gross deficiency results from two principal conditions. The first is the development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there was no material effect to our net earnings. Secondly, during 1999 in connection with the insolvency of one of the our reinsurers and with the commutation, finalized subsequent to year end, of all liabilities with another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999. The other deficiencies and redundancies in the reserves result from our continued review with our actuaries of loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. We continue to believe we have provided for all material net incurred losses.

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

  UNDERWRITING AGENCIES

     Management fees generated by our underwriting agencies increased 6% to $96.1 million in 2000 compared to 1999. This increase resulted primarily from the increased premium volume in the medical stop-loss line of business, which was due to rate increases and The Centris Group, Inc. acquisition. The increase in management fees was disproportionate to the increase in premium as a result of higher policy issuance fees and increased retentions by our insurance companies which reduced management fees earned by our underwriting agencies. These reductions are offset by an equal reduction in net policy acquisition costs of our insurance companies. Net earnings of our underwriting agencies increased 25% to $21.4 million in 2000 from $17.2 million in 1999 due to increased revenue, a smaller restructuring charge in 2000 than in 1999 and higher pretax margins primarily as a result of the successful integration of The Centris Group, Inc. acquisition.

  INTERMEDIARIES

     Commission income decreased to $49.9 million in 2000 from $58.2 million in 1999. Net earnings of our intermediaries decreased to $11.2 million in 2000 from $15.1 million in 1999. These decreases were due to a significant reduction in the amount of ceded reinsurance placed on behalf of our insurance companies as a result of their planned increase in retentions.

  OTHER OPERATIONS

     Other operating revenue decreased to $25.5 million during 2000 from $28.5 million for the same period in 1999. Net earnings of our other operations decreased to $6.0 million in 2000 from $7.6 million in 1999. Revenue and earnings can vary considerably from period to period depending on investment or disposition activity.

  CORPORATE

     The net loss of the corporate segment was $4.7 million in 2000 compared to a net loss of $2.3 million in 1999. This resulted from the increase of interest expense not allocated to the operating segments during 2000 as well as costs of the closing of some operations of a company acquired in late 1999.

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

     As of December 31, 1999, we had also accrued a restructuring liability related to our acquisition of The Centris Group, Inc. Changes in the accrual between December 31, 1999 and December 31, 2000 are shown in the table below (in thousands):

                                            ACCRUED AT    PAID IN      2000       ACCRUED AT
                                             12/31/99      2000     ADJUSTMENTS    12/31/00
                                            -----------   -------   -----------   -----------
Contractual executive severance
  accruals................................    $5,866      $6,027      $  166        $    5
Other severance accruals..................       397         541         258           114
Lease obligation accruals.................       848       1,004       1,196         1,040
                                              ------      ------      ------        ------
          TOTAL...........................    $7,111      $7,572      $1,620        $1,159
                                              ======      ======      ======        ======

     The adjustments in 2000 were recorded as management decided to take additional steps to integrate parts of The Centris Group, Inc. operations. As of December 31, 2001, all amounts have been paid except for a $0.3 million lease obligation.

     During the fourth quarter of 2000, we also recorded a restructuring charge and associated expenses of $1.5 million. A total of 26 employees were terminated as a result of our restructuring of certain underwriting agency operations and their integration into our insurance company operations. The charges affected both segments and consisted of $557,000 accrued severance pay to be paid at various times throughout 2001 and $992,000 for the write down or write off of various impaired assets, primarily redundant computer software.

LIQUIDITY AND CAPITAL RESOURCES

     We receive substantial cash from premiums, reinsurance recoverables, and management fee and commission income and, to a lesser extent, investment income, and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, and payment of policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are less than the gross balances shown in our condensed consolidated balance sheets.

     We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $180.3 million, or 25% during 2001, and totaled $905.4 million as of December 31, 2001, of which $355.8 million was cash and short-term investments. The increase in investments resulted primarily from operating cash flows and the $60.0 million in capital contributions we made to our insurance companies in 2002. Total assets increased to $3.2 billion as of December 31, 2001.

     Our investment portfolio includes a high percentage of liquid investments and generates a significant amount of investment income, which serves as a source of cash flow. The average tax equivalent yield on investments was 5.6% in 2001, compared to 7.1% in 2000. The weighted average duration of the portfolio was four years as of December 31, 2001. Over 98% of our fixed income securities were rated A or better by Standard & Poor's Corporation. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

     On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

     On August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due 2021 in a public offering. Each $1,000 principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% (currently $38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2002, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. We paid $4.4 million in underwriting discounts and expenses in connection with the offering, which are being amortized from the issue date until September 1, 2002. We used the proceeds from this offering to repay our remaining indebtedness under the bank facility, assist in financing the recent acquisitions, make a $60.0 million capital contribution to our principal insurance companies and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. We can borrow up to the maximum amount allowed by the facility on a revolving basis until the facility expires on December 17, 2004. Outstanding advances under the facility bear interest at agreed upon rates, which ranged between 2.6% and 3.1% as of December 31, 2001. The facility is collateralized in part by the pledge of the stock of two of our principal insurance companies, Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements for us and certain of our subsidiaries, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility. As of December 31, 2001, there was no outstanding balance on this facility.

     As of December 31, 2001, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $20.0 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $25.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.75% at December 31, 2001) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2001, letters of credit totaling $7.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $8.9 million collateralizing the lines.

     The following is a summary of our contractual cash payment obligations as of December 31, 2001 (in thousands):

                                                           PAYMENTS BY DUE DATE
                                               --------------------------------------------
                                     TOTAL      2002     2003-2004   2005-2006   THEREAFTER
                                    --------   -------   ---------   ---------   ----------
Convertible notes.................  $172,500   $    --    $    --     $   --      $172,500
Bank facility.....................        --        --         --         --            --
Other notes payable...............     9,428     5,193      2,516        404         1,315
Operating leases..................    26,639     6,663     11,741      7,350           885
                                    --------   -------    -------     ------      --------
                                    $208,567   $11,856    $14,257     $7,754      $174,700
                                    ========   =======    =======     ======      ========

     See preceding paragraphs and Notes (5) and (9) in Notes to the Consolidated Financial Statements for additional information of these obligations. The convertible notes have various put dates beginning September 1, 2002.

     The following is a summary of our various commitments and their expirations as of December 31, 2001 (in thousands):

                                                            COMMITMENT EXPIRATION BY PERIOD
                                                           ---------------------------------
                                                  TOTAL     2002     2003-2004    2005-2006
                                                 -------   -------   ----------   ----------
Outgoing letters of credit.....................  $ 7,137   $   --      $7,137      $    --
Mortgage guarantee.............................   11,356       --          --       11,356
Investment commitments.........................    5,600    5,600          --           --
                                                 -------   ------      ------      -------
          Total commitments....................  $24,093   $5,600      $7,137      $11,356
                                                 =======   ======      ======      =======

     The principal assets of HCC Insurance Holdings, Inc. are the shares of capital stock of our insurance companies. Historically, we have not relied on dividends from our insurance companies to meet the obligations of the parent holding company, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, but, rather, we have had sufficient cash flow from our underwriting agencies and intermediaries to meet our cash flow requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. Dividends may only be paid out of statutory unassigned surplus funds. During 2002, Houston Casualty Company's ordinary dividend capacity will be approximately $28.5 million and U.S. Specialty Insurance Company's ordinary dividend capacity will be zero.

     Under the laws of the State of Maryland, Avemco Insurance Company may only pay dividends out of statutory earned surplus. The maximum amount of dividends that Avemco Insurance Company may pay without prior regulatory approval in any twelve-month period is the lesser of its statutory net investment income excluding realized capital gains for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. During 2002, Avemco Insurance Company will have an ordinary dividend capacity of approximately $7.2 million.

     HCC Life Insurance Company is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of its statutory net gain from operations for the prior calendar year or 10% of its policyholders' surplus as of the prior year end. During 2002, HCC Life Insurance Company's ordinary dividend capacity will be approximately $15.1 million.

     As of December 31, 2001, we had a net deferred tax asset of $16.5 million compared to $6.7 million as of December 31, 2000. Due to our history of consistent earnings, expectations for future earnings and taxable income in carry back years, we expect to be able to fully realize the benefit of our net deferred tax asset.

     We have a reserve of $5.2 million as of December 31, 2001 for potential collectibility issues related to reinsurance recoverables and associated expenses. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future change in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to mitigate our position.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable to for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years.

     In this regard, as of December 31, 2001, our insurance companies had initiated litigation or arbitration proceedings against five reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $15.3 million which had not been paid to us under the disputed agreements and we estimate that there could be an additional $31.2 million of incurred losses and loss expenses under the subject agreements. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities which were managed by one of our underwriting agencies, they are indirectly involved in any reinsurance disputes which affect the applicable facilities. As of December 31, 2001, Houston Casualty Company's allocated portion of aggregate amounts which had not been reimbursed to the applicable facilities under the disputed agreements was $4.8 million and we estimate that there could be an additional $4.0 million of incurred losses and loss expenses under the subject agreements allocated to Houston Casualty Company. Houston Casualty Company has no net exposure on disputed amounts due to the non-affiliated companies who also participated in the applicable facilities.

     Regulatory guidelines suggest that a property and casualty insurer's annual statutory gross written premium should not exceed 900% of its statutory policyholders' surplus and net written premium should not exceed 300% of its statutory policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. In the past, our property and casualty insurance companies have maintained premium to surplus ratios generally lower than such guidelines and below industry norms. For the year ended December 31, 2001, our statutory gross written premium to policyholders' surplus was 252.8% compared to 298.0% for the year ended December 31, 2000. For the year ended December 31, 2001, our statutory net written premium to policyholders' surplus was 92.5% compared to 87.0% for the year ended December 31, 2000. The gross written premium ratio increased during 2000 with the acquisition of The Centris Group, Inc.'s book of medical stop-loss business and the increasing use of our insurance companies as the issuing company for business written by our underwriting agencies. This ratio is expected to decrease slowly from its current level as statutory policyholders' surplus increases due to the retention of earnings, capital contributions and other increases in policyholders' surplus. As of December 31, 2001, each of our domestic insurance companies' total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

     Subsequent to the terrorist attacks on September 11, 2001, where possible, we canceled all terrorist coverage, to the extent we could, under the terms of existing in-force policies, primarily in the property and energy lines of business. All new and renewal policies are written with an appropriate terrorist exclusion except for lines of business, such as aviation, where reinsurance for acts of terrorism is available at an economic cost or where we feel comfortable with the net exposure.

     At January 1, 2002, and February 1, 2002, respectively, our onshore energy and property reinsurance protections were renewed without coverage for acts of terrorism. Therefore, to the extent that certain existing, in-force policies contain such coverage, then we would have a net exposure to any applicable losses. The actual amount of this exposure is not determinable but could represent a catastrophic loss, a risk for which we would usually purchase reinsurance protection. We do not believe that any loss would severely impact our capital. As each month goes by, existing in-force policies will expire and the overall exposure continues to reduce substantially.

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

     A significant portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments. Also, the market value of our investments vary depending on economic and market conditions and interest rates. Any significant increase in interest rates could have a material adverse effect on the market value of our investments. In addition, the interest rate payable under our $200.0 million bank loan fluctuates with that of the market. Any significant increase in interest rates could have a material adverse effect on our earnings, depending on the amount borrowed on our bank facility.

FOREIGN EXCHANGE RATE FLUCTUATIONS

     We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is with respect to fluctuations in the exchange rate between the major European currencies and the U.S. Dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. For the year ended December 31, 2001, our gain from currency conversion was $0.3 million compared to a loss of $0.3 million in 2000 and a gain of $0.4 million in 1999.

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. RML has revenue streams in U.S. Dollars and Canadian Dollars but incurs expenses in British Pound Sterling ("GBP"). To mitigate the foreign exchange risk, we have entered into foreign currency forward contracts expiring at staggered times through December, 2002. As of December 31, 2001, we had forward contracts to sell US $6.0 million for GBP at an average rate of GBP 1.00 equals US $1.43. The foreign currency forward contracts are used to convert currency at a known rate in an amount which either approximates or is less than average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We utilize these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment. The fair value of foreign currency forward contracts December 31, 2001 was immaterial.

SIGNIFICANT ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions when applying our accounting policies. Those of our accounting policies that we consider to be most significant and the estimates and assumptions we make in the application of those accounting policies are discussed below.

  Earned Premium and Policy Acquisition Costs

     All of the property and casualty policies written by our insurance companies qualify as short-duration contracts as defined by current accounting literature. Written premium, net of reinsurance, is primarily included in earnings on a pro rata basis over the lives of the related policies. However, for certain types of business, it is recognized over the period of risk in proportion to the amount of insurance risk provided. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies, less ceding commissions allowed by reinsurers, including expense allowances, are deferred and charged or credited to earnings proportionate to the premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

  Loss and Loss Adjustment Expense

     Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported and incurred but not reported losses and anticipated receipts from salvage and subrogation receipts. All reserves are recorded on an undiscounted basis, except for an immaterial amount of reserves acquired in a transaction recorded using the purchase method of accounting. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry's experience. While we believe that amounts included in our financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in the period of change.

  Reinsurance Recoverables

     We constantly review the collectibility of the reinsurance recoverables of our insurance companies and record a reserve for uncollectible reinsurance. Our estimates utilized to calculate the reserve are subject to change and this could affect the level of the reserve required.

  Management Fees and Commission Income

     When there is no significant future servicing obligation, management fees and commission income from our underwriting agencies and intermediaries, respectively, are recognized on the revenue recognition date, which is the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. Profit commissions based upon the profitability of business written are recorded as revenue at the end of each accounting period based upon the respective formula calculation. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We also record an allowance for estimated return commissions which may be required to be paid upon the early termination of policies. These policies are consistent with policies that have become generally accepted accounting principles for insurance agents and brokers and with Securities and Exchange Commission Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements."

  Deferred Taxes

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that we will be able to realize the benefit of our deferred tax assets. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions which could result in a change in the valuation allowance required.

  Valuation of Goodwill and Intangible Assets

     We assess the impairment of goodwill and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

     - significant underperformance relative to expected historical or projected future operating results;

     - significant changes in the strategy for our overall business; and

     - significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other intangible assets may not be recoverable on an undiscounted cash flow basis, we will reduce the carrying value of the asset to estimated fair value, which is most often based on projected discounted cash flows using a discount rate we determine to be commensurate with the risk. Utilization of different assumptions to project cash flows and changes in interest rates could yield different estimates of discounted cash flow and fair value.

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

     SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, which could be either our reportable segments or one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. Based upon our preliminary review of the impact of SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing, we do not believe that we will have to record an impairment charge. However, we are still in the process of completing the valuations, so our tentative conclusion could change.

     SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisition which were consummated after July 1, 2001 not be amortized. Amortization of goodwill charged to operations, net of tax effect, in 2001, 2000 and 1999 was $11.0 million, $11.5 million and $5.5 million, respectively. We did not amortize the goodwill related to our acquisitions consummated in October, 2001.

     SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August, 2001 and will become effective for us on January 1, 2002. SFAS No. 144 resolves implementation issues being experienced under previously existing accounting literature but does not change previous requirements to (a) recognize an impairment loss if the carrying amount for an asset is not recoverable from its undiscounted cash flows, and (b) measure the impairment loss as the difference between carrying amount and fair value of the asset. SFAS No. 144 also retains the basic provisions of discontinued operations found in previous accounting literature but broadens the separate income statement presentation of discontinued operations from a reporting segment to a component of the entity which has clearly distinguishable operations and cash flows. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial position, results of operations or cash flows.

EURO CONVERSION

     On January 1, 1999, certain member countries of the European Union irrevocably fixed the conversion rates between their national currencies and a common currency, the Euro, which became the common legal currency of those countries on that date. The participating countries' former national currencies continued to serve as legal tender and as denominations of the Euro until January 1, 2002. The conversion to the Euro is scheduled to be completed on July 1, 2002, when the national currencies will cease to exist. The introduction of the Euro has not had a material effect on our business, financial condition or results of operations.

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

  Interest Rate Risk

     The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of our fixed income securities as of December 31, 2001 was $525.4 million and was $433.8 million as of December 31, 2000. If market interest rates were to change 1%, (e.g. from 5% to 6%) the fair value of our fixed income securities would change approximately $21.0 million as of December 31, 2001. This compares to change in value of $17.9 million as of December 31, 2000 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

     Our $200.0 million bank loan is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. As of December 31, 2000, we had $207.5 million in debt outstanding under the bank loan. At that debt level, the 1% change in market interest rates (e.g. from 8.0% to 7.0%) would have changed interest expense by $2.1 million. As of December 31, 2001, there was no balance outstanding under our bank loan and our 2% convertible notes are not subject to interest rate changes.

  Equity Risk

     Our portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of our marketable equity securities as of December 31, 2001 was $16.6 million, compared to $6.3 million as of December 31, 2000. The balance at December 31, 2001 includes mutual fund securities with a value of $12.8 million. These mutual funds are invested heavily in fixed income securities but represent marketable equity securities for reporting purposes. If the market price of all marketable equity securities were to change by 10% as of these dates, the fair value of our equity portfolio would have changed $1.7 million as of December 31, 2001 and $0.6 million as of December 31, 2000.

  Foreign Exchange Risk

     The table below shows the net amounts of significant foreign currency balances at December 31, 2001 and 2000 converted to U.S. Dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times (in thousands):

                                                  2001                          2000
                                       ---------------------------   ---------------------------
                                                     HYPOTHETICAL                  HYPOTHETICAL
                                       U.S. DOLLAR   10% CHANGE IN   U.S. DOLLAR   10% CHANGE IN
                                       EQUIVALENT     FAIR VALUE     EQUIVALENT     FAIR VALUE
                                       -----------   -------------   -----------   -------------
British Pound Sterling...............    $2,366          $237          $7,486          $749
Canadian Dollar......................     1,651           165              65             7
Euro and 12 national currencies......       313            31           1,345           135
Cape Verde Escudo....................       762            76           1,685           169

     See Foreign Exchange Rate Fluctuations section contained in Item 7, Management's Discussion and Notes (1) and (9) in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, and which is incorporated herein by reference.

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

     (c) Reports on Form 8-K

     On October 10, 2001, we reported on Form 8-K two items:

     - Our announcement as to the status of our two planned acquisitions.

     - Our announcement confirming our estimate of our losses from to the September 11 terrorist attacks and the anticipated impact on our third quarter results.

     On November 9, 2001, we reported on Form 8-K our announcement of financial results for the third quarter of 2001.

     On November 13, 2001, we reported on Form 8-K the text materials used to a presentation at an investors' conference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HCC INSURANCE HOLDINGS, INC.
                                          (Registrant)

                                          By:      /s/ STEPHEN L. WAY
                                            ------------------------------------
                                                      (Stephen L. Way)
                                                 Chairman of the Board and
                                                  Chief Executive Officer

Dated: March 29, 2002

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

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

                /s/ STEPHEN L. WAY                   Chairman of the Board of Directors   March 29, 2002
 ------------------------------------------------       and Chief Executive Officer
                 (Stephen L. Way)                      (Principal Executive Officer)


              /s/ FRANK J. BRAMANTI*                              Director                March 29, 2002
 ------------------------------------------------
               (Frank J. Bramanti)


               /s/ MARVIN P. BUSH*                                Director                March 29, 2002
 ------------------------------------------------
                 (Marvin P. Bush)


             /s/ PATRICK B. COLLINS*                              Director                March 29, 2002
 ------------------------------------------------
               (Patrick B. Collins)


               /s/ JAMES R. CRANE*                                Director                March 29, 2002
 ------------------------------------------------
                 (James R. Crane)


             /s/ J. ROBERT DICKERSON*                             Director                March 29, 2002
 ------------------------------------------------
              (J. Robert Dickerson)


             /s/ EDWARD H. ELLIS, JR.                 Director, Senior Vice President     March 29, 2002
 ------------------------------------------------    and Chief Financial Officer (Chief
              (Edward H. Ellis, Jr.)                        Accounting Officer)


            /s/ JAMES C. FLAGG, PH.D.*                            Director                March 29, 2002
 ------------------------------------------------
             (James C. Flagg, Ph.D.)


             /s/ EDWIN H. FRANK, III*                             Director                March 29, 2002
 ------------------------------------------------
              (Edwin H. Frank, III)

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----


             /s/ ALLAN W. FULKERSON*                              Director                March 29, 2002
 ------------------------------------------------
               (Allan W. Fulkerson)


               /s/ WALTER J. LACK*                                Director                March 29, 2002
 ------------------------------------------------
                 (Walter J. Lack)


             /s/ STEPHEN J. LOCKWOOD*                    Director and Vice Chairman       March 29, 2002
 ------------------------------------------------
              (Stephen J. Lockwood)


             /s/ JOHN N. MOLBECK, JR.                  Director, President and Chief      March 29, 2002
 ------------------------------------------------            Operating Officer
              (John N. Molbeck, Jr.)


 *By:            /s/ JOHN N. MOLBECK, JR.                                                 March 29, 2002
        -----------------------------------------
                  John N. Molbeck, Jr.,
                     Attorney-in-fact

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets at December 31, 2001 and 2000...   F-2
Consolidated Statements of Earnings for the three years
  ended December 31, 2001...................................   F-3
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2001.......................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2001...............   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2001...................................   F-6
Notes to Consolidated Financial Statements..................   F-7

SCHEDULES:
Report of Independent Accountants on Financial Statement
  Schedules.................................................   S-1
Schedule 1  Summary of Investments other than Investments in
  Related Parties...........................................   S-2
Schedule 2  Condensed Financial Information of Registrant...   S-3
Schedule 3  Supplementary Insurance Information.............   S-8
Schedule 4  Reinsurance.....................................   S-9
Schedule 5  Valuation and Qualifying Accounts...............   S-10

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

EXHIBIT
NUMBER
-------
(A)3.1    --   Bylaws of HCC Insurance Holdings, Inc., as amended.
(B)3.2    --   Restated Certificate of Incorporation and Amendment of
               Certificate of Incorporation of HCC Insurance Holdings,
               Inc., filed with the Delaware Secretary of State on July 23,
               1996 and May 21, 1998, respectively.
(A)4.1    --   Specimen of Common Stock Certificate, $1.00 par value, of
               HCC Insurance Holdings, Inc.
(C)10.1   --   Share Purchase Agreement dated January 29, 1999, among HCC
               Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
               Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
               Marshall Rattner, Inc., John Smith and Keith W. Steed.
(D)10.2   --   Agreement and Plan of Merger dated as of October 11, 1999
               among HCC Insurance Holdings, Inc., Merger Sub of Delaware,
               Inc. and The Centris Group, Inc.
(E)10.3   --   Agreement and Plan of Merger dated as of January 19, 2001
               among HCC Insurance Holdings, Inc., HCC Employee Benefits,
               Inc. and James Scott Schanen, Lisa Rae Schanen, Conor
               Schanen qsst, Austin Schanen qsst, Kevin Tolbert and Schanen
               Consulting Corporation.
(F)10.4   --   Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of December 17, 1999 among HCC Insurance Holdings, Inc.;
               Wells Fargo Bank (Texas), National Association; Bank of
               America, N.A.; Bank of New York; Bank One, N.A.; First Union
               National Bank; and Dresdner Bank AG, New York and Grand
               Cayman Branches.
  10.5    --   Amendment to Loan Agreement dated as of August 11, 2000
               among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; The Bank of New York; Bank One, N.A.;
               and Dresdner Bank AG, New York and Grand Cayman Branches.
  10.6    --   Second Amendment to Loan Agreement dated as of June 6, 2001 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; and The Bank of New York.
(G)10.7   --   HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock
               Option Plan.
(I)10.8   --   HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
               Plan, as amended and restated.
(I)10.9   --   HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
               as amended and restated.
(I)10.10  --   HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
               as amended and restated.
(I)10.11  --   HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock
               Option Plan, as amended and restated.
(J)10.12  --   HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
  10.13   --   Form of Incentive Stock Option Agreement under the HCC
               Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
(C)10.14  --   Employment Agreement effective as of January 1, 1999,
               between HCC Insurance Holdings, Inc. and Stephen L. Way.
(H)10.15  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and John N. Molbeck,
               Jr.
(E)10.16  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and Benjamin D. Wilcox.
(E)10.17  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
  10.18   --   Employment Agreement effective as of January 1, 2002,
               between HCC Insurance Holdings, Inc. and Edward H. Ellis,
               Jr.

EXHIBIT
NUMBER
-------
  10.19   --   Employment Agreement effective as of October 1, 2000 between
               HCC Insurance Holdings, Inc. and Christopher L. Martin as
               amended effective as of January 1, 2002.
  12      --   Statement Regarding Computation of Ratios
  21      --   Subsidiaries of HCC Insurance Holdings, Inc.
  23      --   Consent of Independent Accountants -PricewaterhouseCoopers
               LLP dated March 29, 2002.
  24      --   Powers of Attorney

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

(C) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1999.

(D)  Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
     Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.

(E) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2000.

(F) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(H) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2000.

(I) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(J) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Definitive Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders filed April 26, 2001.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1, effective January 1, 2000 the Company changed its method of revenue recognition for certain contracts as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements".

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 19, 2002

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2001         2000
                                                              ----------   ----------
                                       ASSETS
Investments:
  Fixed income securities, at market (cost: 2001 $513,674;
     2000 $422,821).........................................  $  525,428   $  433,844
  Marketable equity securities, at market (cost: 2001
     $16,431; 2000 $8,896)..................................      16,569        6,282
  Short-term investments, at cost, which approximates
     market.................................................     338,904      263,805
  Other investments, at estimated fair value (cost: 2001
     $8,007; 2000 $7,182)...................................       7,565        7,182
                                                              ----------   ----------
       Total investments....................................     888,466      711,113
Cash........................................................      16,891       13,991
Restricted cash and cash investments........................     138,545      101,738
Premium, claims and other receivables.......................     665,965      609,716
Reinsurance recoverables....................................     899,128      789,412
Ceded unearned premium......................................      71,140      114,469
Ceded life and annuity benefits.............................      83,013       86,760
Deferred policy acquisition costs...........................      32,071       39,108
Property and equipment, net.................................      52,486       39,438
Goodwill and intangible assets..............................     328,815      266,015
Other assets................................................      42,600       18,995
                                                              ----------   ----------
       Total assets.........................................  $3,219,120   $2,790,755
                                                              ==========   ==========

                                     LIABILITIES
Loss and loss adjustment expense payable....................  $1,130,748   $  944,117
Life and annuity policy benefits............................      83,013       86,760
Reinsurance balances payable................................      88,637      130,746
Unearned premium............................................     179,530      190,550
Deferred ceding commissions.................................      16,681       30,013
Premium and claims payable..................................     717,159      617,847
Notes payable...............................................     181,928      212,133
Accounts payable and accrued liabilities....................      57,971       47,659
                                                              ----------   ----------
       Total liabilities....................................   2,455,667    2,259,825
Shareholders' Equity
  Common stock, $1.00 par value; 250.0 million shares
     authorized; (shares issued and outstanding: 2001
     61,438; 2000 51,342)...................................      61,438       51,342
  Additional paid-in capital................................     402,089      196,999
  Retained earnings.........................................     293,426      277,876
  Accumulated other comprehensive income....................       6,500        4,713
                                                              ----------   ----------
       Total shareholders' equity...........................     763,453      530,930
                                                              ----------   ----------
       Total liabilities and shareholders' equity...........  $3,219,120   $2,790,755
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
REVENUE
Net earned premium..........................................  $342,787    $267,647    $141,362
Management fees.............................................    61,795      96,058      90,713
Commission income...........................................    43,412      49,886      58,233
Net investment income.......................................    39,638      39,836      30,946
Net realized investment gain (loss).........................       393      (5,321)     (4,164)
Other operating income......................................    17,436      25,497      28,475
                                                              --------    --------    --------
     Total revenue..........................................   505,461     473,603     345,565
EXPENSE
Loss and loss adjustment expense, net.......................   267,390     198,470     109,650
Operating expense:
  Policy acquisition costs, net.............................    27,923      23,743       8,177
  Compensation expense......................................    69,762      83,086      79,196
  Provision for reinsurance.................................        --          --      43,462
  Other operating expense...................................    71,119      53,274      53,273
                                                              --------    --------    --------
     Total operating expense................................   168,804     160,103     184,108
Interest expense............................................     8,884      20,347      12,964
                                                              --------    --------    --------
     Total expense..........................................   445,078     378,920     306,722
                                                              --------    --------    --------
     Earnings before income tax provision...................    60,383      94,683      38,843
Income tax provision........................................    30,186      37,202      12,271
                                                              --------    --------    --------
     Earnings before cumulative effect of accounting
       change...............................................    30,197      57,481      26,572
Cumulative effect of accounting change, net of deferred tax
  effect of $1,335..........................................        --      (2,013)         --
                                                              --------    --------    --------
     NET EARNINGS...........................................  $ 30,197    $ 55,468    $ 26,572
                                                              ========    ========    ========
BASIC EARNINGS PER SHARE DATA:
     Earnings before accounting change......................  $   0.52    $   1.13    $   0.53
     Cumulative effect of accounting change.................        --       (0.04)         --
                                                              --------    --------    --------
     Net earnings...........................................  $   0.52    $   1.09    $   0.53
                                                              ========    ========    ========
     Weighted average shares outstanding....................    58,321      50,742      50,058
                                                              ========    ========    ========
DILUTED EARNINGS PER SHARE DATA:
     Earnings before accounting change......................  $   0.51    $   1.11    $   0.52
     Cumulative effect of accounting change.................        --       (0.04)         --
                                                              --------    --------    --------
     Net earnings...........................................  $   0.51    $   1.07    $   0.52
                                                              ========    ========    ========
     Weighted average shares outstanding....................    59,619      51,619      50,646
                                                              ========    ========    ========

                See notes to consolidated financial statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Net earnings................................................   $30,197     $55,468     $26,572
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustment...................      (279)       (172)        167
  Gain in fair value of foreign currency forward contracts
     recorded as a cash flow hedge, net of income tax charge
     of $13.................................................        24          --          --
  Investment gains (losses):
     Investment gains (losses) during the year, net of
       income tax charge (benefit) of $1,137 in 2001, $2,386
       in 2000, and $(8,042) in 1999........................     2,297       4,118     (15,271)
     Less reclassification adjustment for (gains) losses
       included in net earnings, net of income tax (charge)
       benefit of $(138) in 2001, $1,862 in 2000, and $1,457
       in 1999..............................................      (255)      3,459       2,707
                                                               -------     -------     -------
  Other comprehensive income (loss).........................     1,787       7,405     (12,397)
                                                               -------     -------     -------
     COMPREHENSIVE INCOME...................................   $31,984     $62,873     $14,175
                                                               =======     =======     =======

                See notes to consolidated financial statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                      ACCUMULATED
                                                             ADDITIONAL                  OTHER           TOTAL
                                                   COMMON     PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                                    STOCK     CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                                   -------   ----------   --------   -------------   -------------
BALANCE AS OF DECEMBER 31, 1998..................  $49,249    $161,106    $220,370     $  9,705        $440,430
Net earnings.....................................      --           --      26,572           --          26,572
Other comprehensive income (loss)................      --           --          --      (12,397)        (12,397)
506 shares of common stock issued for exercise of
  options, including tax benefit of $1,156.......     506        4,277          --           --           4,783
101 shares of common stock issued for purchased
  companies......................................     101        1,899          --           --           2,000
414 shares of common stock contractually issuable
  in the future..................................      --        8,271          --           --           8,271
Dividends to shareholders of pooled company prior
  to acquisition.................................      --           --      (1,005)          --          (1,005)
Cash dividends declared, $0.20 per share.........      --           --      (9,733)          --          (9,733)
Contractual adjustments to previous
  acquisitions...................................     (20)        (190)       (272)          --            (482)
                                                   -------    --------    --------     --------        --------
BALANCE AS OF DECEMBER 31, 1999..................  49,836      175,363     235,932       (2,692)        458,439
Net earnings.....................................      --           --      55,468           --          55,468
Other comprehensive income.......................      --           --          --        7,405           7,405
1,267 shares of common stock issued for exercise
  of options, including tax benefit of $3,627....   1,266       19,596          --           --          20,862
Issuance of 145 shares of contractually issuable
  common stock...................................     145         (145)         --           --              --
Issuance of 95 shares of contingently issuable
  common stock...................................      95        1,145          --           --           1,240
Contractual grant of pooled company common stock
  by a shareholder prior to acquisition..........      --        1,040          --           --           1,040
Dividends to shareholders of pooled company prior
  to acquisition.................................      --           --      (2,593)          --          (2,593)
Cash dividends declared, $0.22 per share.........      --           --     (10,931)          --         (10,931)
                                                   -------    --------    --------     --------        --------
BALANCE AS OF DECEMBER 31, 2000..................  51,342      196,999     277,876        4,713         530,930
Net earnings.....................................      --           --      30,197           --          30,197
Other comprehensive income.......................      --           --          --        1,787           1,787
6,900 shares of common stock issued in public
  offering, net of costs.........................   6,900      145,505          --           --         152,405
2,715 shares of common stock issued upon exercise
  of options including income tax benefit of
  $12,312........................................   2,715       50,023          --           --          52,738
300 shares of common stock issued for purchased
  companies......................................     300        8,031          --           --           8,331
Issuance of 114 shares of contractually issuable
  common stock...................................     114         (114)         --           --              --
Issuance of 67 shares of contingently issuable
  common stock...................................      67        1,645          --           --           1,712
Cash dividends declared, $0.245 per share........      --           --     (14,647)          --         (14,647)
                                                   -------    --------    --------     --------        --------
BALANCE AS OF DECEMBER 31, 2001..................  $61,438    $402,089    $293,426     $  6,500        $763,453
                                                   =======    ========    ========     ========        ========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2001        2000        1999
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net earnings............................................  $  30,197   $  55,468   $  26,572
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Change in premium, claims and other receivables......    (33,976)     30,501     (92,206)
     Change in reinsurance recoverables...................   (191,552)    (52,007)   (284,504)
     Change in ceded unearned premium.....................     28,254      19,188      31,408
     Change in loss and loss adjustment expense payable...    262,056      72,311     264,360
     Change in reinsurance balances payable...............    (29,837)     17,052     (15,098)
     Change in unearned premium...........................     (1,676)      2,689     (31,138)
     Change in premium and claims payable, net of
       restricted cash....................................     22,530     (20,727)    102,114
     Gains on sales of other operating investments........     (8,171)     (5,739)     (5,523)
     Provision for reinsurance............................         --          --      43,462
     Depreciation, amortization and impairments...........     34,926      19,908      13,420
     Other, net...........................................     (7,011)       (820)     (9,693)
                                                            ---------   ---------   ---------
       Cash provided by operating activities..............    105,740     137,824      43,174
Cash flows from investing activities:
  Sales of fixed income securities........................    140,763     137,175     131,485
  Maturity or call of fixed income securities.............     45,754      34,341      17,050
  Sales of equity securities..............................      5,408       7,969       2,886
  Dispositions of other operating investments.............     19,965      27,803      15,905
  Change in short-term investments........................    (43,986)    (69,400)    (14,935)
  Cash paid for companies acquired, net of cash
     received.............................................    (95,952)     (8,909)   (186,923)
  Cost of investments acquired............................   (292,926)   (244,586)    (70,736)
  Purchase of property and equipment and other............    (12,283)     (9,535)     (9,114)
                                                            ---------   ---------   ---------
       Cash used by investing activities..................   (233,257)   (125,142)   (114,382)
Cash flows from financing activities:
  Proceeds from notes payable, net of costs...............    174,058      26,700     547,000
  Sale of common stock, net of costs......................    192,831      17,235       3,627
  Payments on notes payable...............................   (222,116)    (57,042)   (458,600)
  Dividends paid..........................................    (14,356)    (12,409)    (10,226)
                                                            ---------   ---------   ---------
       Cash provided (used) by financing activities.......    130,417     (25,516)     81,801
                                                            ---------   ---------   ---------
       Net change in cash.................................      2,900     (12,834)     10,593
       Cash as of beginning of year.......................     13,991      26,825      16,232
                                                            ---------   ---------   ---------
       Cash as of end of year.............................  $  16,891   $  13,991   $  26,825
                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)

(1)  GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     HCC Insurance Holdings, Inc. and its subsidiaries ("we" or "our"), include domestic and foreign property and casualty and life insurance companies, underwriting agencies and intermediaries. Through our subsidiaries, we provide specialized property and casualty and life and health insurance to commercial customers in the areas of life, accident and health; general aviation; marine, energy and property; and other specialty lines of insurance. Our principal insurance companies are Houston Casualty Company in Houston, Texas, and London, England; HCC Life Insurance Company in Houston, Texas; U.S. Specialty Insurance Company in Houston, Texas; and Avemco Insurance Company in Frederick, Maryland. Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies, in specialized lines of business within the life, accident and health and property and casualty areas. Our principal agencies are HCC Benefits Corporation in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas; ASU International, LLC in Woburn, Massachusetts, and London, England; and Professional Indemnity Agency, Inc. in Mount Kisco, New York. Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our agencies, respectively, with certain of our insurance companies. Our intermediaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal intermediaries are HCC Intermediaries, Inc. in Houston, Texas; HCC Employee Benefits, Inc. in Houston, Texas and Atlanta, Georgia; and Rattner Mackenzie Limited in London, England. During 2001, we sold the last of our service operations. Our service companies performed various insurance related services for insurance companies.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires us to make estimates and assumptions. This affects amounts reported in our financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

     A description of the significant accounting and reporting policies we utilize in preparing our consolidated financial statements is as follows:

  Principles of Consolidation

     Our consolidated financial statements include the accounts of all our subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Our consolidated financial statements have been restated for all periods presented to include the accounts and operations of a group of companies acquired on January 19, 2001 in a transaction accounted for using the pooling-of-interests method of accounting. (See Note 2.)

  Investments

     Fixed income securities and marketable equity securities are classified as available for sale and are carried at quoted market value, if readily marketable, or at management's estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a component of other comprehensive income, net of the related deferred income tax effects, if any. Fixed income securities available for sale are purchased with the original intent to hold to maturity, but they may be available for sale if market conditions warrant, or if our investment policies dictate, in order to maximize our investment yield. Short-term investments and restricted short-term investments are carried at cost, which approximates market value.

     For the asset-backed and mortgage-backed securities portion of the fixed income portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income. The total amount of securities held by us as of December 31, 2001 that would be subject to these tests and potential write downs is immaterial.

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

  Earned Premium, Deferred Policy Acquisition Costs and Ceding Commissions

     All of the property and casualty policies written by our insurance companies qualify as short-duration contracts as defined by current accounting literature. Written premium, net of reinsurance, is primarily included in earnings on a pro rata basis over the lives of the related policies. However, for certain types of business, it is recognized over the period of risk in proportion to the amount of insurance risk provided. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies, less ceding commissions allowed by reinsurers, including expense allowances, are deferred and charged or credited to earnings proportionate to the premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

  Management Fees and Commission Income

     When there is no significant future servicing obligation, management fees and commission income from our underwriting agencies and intermediaries, respectively, are recognized on the revenue recognition date, which is the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. Profit commissions based upon the profitability of business written are recorded as revenue at the end of each accounting period based upon the respective formula calculation. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We also record an allowance for estimated return commissions which may be required to be paid upon the early termination of policies.

     Effective January 1, 2000, we changed certain of our revenue recognition methods for our agencies and intermediaries to agree with guidance contained in Securities and Exchange Commission's Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements." Previously, our agencies and

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

intermediaries recognized revenue in conformity with principles that historically had been considered generally accepted accounting principles for insurance agents and brokers. We had recognized return commissions when the event occurred that caused the return and accrued a liability for future servicing costs, when significant, instead of deferring revenue. The after-tax cumulative non-cash charge resulting from the adoption of Staff Accounting Bulletin No. 101 was $2.0 million. The effect of the change was not material to earnings before cumulative effect of accounting change for the years ended December 31, 2001, 2000 or 1999.

  Other Operating Revenue

     Historically, we have had two primary sources of other operating revenue, which are included in our other operations segment. The first source is a variety of insurance related services, principally claims adjusting services. This source is not expected to be significant in future years as our last remaining service subsidiary was sold in September, 2001. These revenues are recorded when the service is performed. The second source is income from and gains or losses from the disposition of investments made in this segment. The income is recognized as earned and the gains or losses from the sale of investments are recognized upon consummation of a sale transaction.

  Premium and Other Receivables

     We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts which are doubtful of collection. The amount of the allowance as of December 31, 2001 and 2000 was $2.8 million and $3.3 million, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

  Loss and Loss Adjustment Expense Payable

     Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported and incurred but not reported losses and anticipated receipts from salvage and subrogation receipts. Reserves are recorded on an undiscounted basis, except for an immaterial amount of reserves acquired in a transaction recorded using the purchase method of accounting. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry's experience. While we believe that amounts included in our financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in the period of the change.

  Reinsurance

     We record all reinsurance recoverables and ceded unearned premiums as assets and deferred ceding commissions as a liability. All such amounts are recorded in a manner consistent with the underlying reinsured contracts. We also record a reserve for uncollectible reinsurance. Our estimates utilized to calculate the reserve are subject to change and this could affect the level of the reserve required.

  Goodwill and Intangible Assets

     In connection with our acquisition of subsidiaries prior to July 1, 2001, accounted for as purchases, the excess of cost over fair value of net assets acquired is being amortized using the straight-line method over periods from twenty to forty years. Goodwill resulting from acquisitions completed on or after July 1, 2001 is not being amortized in accordance with new accounting pronouncements. Other identified intangible assets are amortized over their respective useful lives. Accumulated amortization of goodwill and intangible assets as of December 31, 2001 and 2000, was $37.9 million and $24.9 million, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     Our current accounting policy regarding the assessment of the recoverability of the carrying value of long-lived assets, including goodwill and other intangibles and property and equipment, is to review the carrying value of the assets if the facts and circumstances suggest that they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Amortization of goodwill and intangible assets charged to income for the years ended December 31, 2001, 2000 and 1999 was $13.0 million, $13.0 million and $6.7 million, respectively. During 2001, we also recorded a charge of $15.0 million for impairment of goodwill related to an operation being exited.

  Cash and Short-term Investments

     Cash consists of cash in banks, generally in operating accounts. We classify certificates of deposit, corporate demand notes receivable, commercial paper and money market funds as short-term investments. Short-term investments are classified as investments in our consolidated balance sheets as they relate principally to our investment activities.

     As of December 31, 2001 and 2000 we included $189.2 million and $158.3 million, respectively, of certain fiduciary funds in short-term investments. These are funds held by underwriting agencies or intermediaries for the benefit of insurance or reinsurance clients. We earn the interest on these funds.

     We generally maintain our cash deposits in major banks and invest our short-term investments in institutional money-market funds and in investment grade commercial paper and repurchase agreements. These securities typically mature within ninety days and, therefore, bear minimal risk. We have not experienced any losses on our cash deposits or our short-term investments.

  Restricted Cash and Cash Investments

     Our agencies withhold premium funds for the payment of claims. These funds are shown as restricted cash and cash investments in our consolidated balance sheets. The corresponding liability is included within premium and claims payable in our consolidated balance sheets. These amounts are considered fiduciary funds and interest earned on these funds accrues to the benefit of the insurance companies for whom the agencies write business. Therefore, we do not include these amounts as cash in our consolidated statements of cash flows.

  Foreign Currency

     The functional currency of most foreign subsidiaries and branches is the U.S. Dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. Dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British Pound Sterling and other European currencies. For the years ended December 31, 2001, 2000 and 1999, the gain (loss) from currency conversion was $0.3 million, $(0.3) million and $0.4 million, respectively.

     A foreign branch of one subsidiary has a functional currency of Canadian Dollars. The cumulative translation adjustment, representing the effect of translating this branch's assets and liabilities into U.S. Dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

     To the extent the foreign exchange forward contracts qualify for hedge accounting treatment, the gain (immaterial as of December 31, 2001), or loss due to changes in fair value is not recognized in our statement of earnings until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the foreign currency forward contracts do not qualify for hedge accounting

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

treatment, the gain or loss due to changes in fair value is recognized in our consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure.

  Income Tax

     We file a consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. Due to our history of earnings, expectations for future earnings and taxable income in carry back years, we expect to be able to fully realize the benefit of our net deferred tax asset.

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

  Guarantee Fund and Other Assessments

     Certain of our insurance companies are subject to guarantee fund and other assessments in states where we are licensed. In some cases, the states allow for recoveries of assessments as premium tax offsets, but only over a period of years. We generally accrue the liability when an insolvency or other event occurs that indicates a liability exists and the premium on which the assessment will be based has been written. We recognize an asset for the premium tax offset based on in-force policies. During the years ended December 31, 2001, 2000 and 1999, we incurred a net expense for guarantee fund and other assessments of $4.5 million, $1.0 million and $0.3 million, respectively. As of December 31, 2001 and 2000, accrued guarantee fund and other assessments were $2.2 million and $0.2 million, respectively, and recognized future premium tax offsets were $0.8 million and $0.0 million, respectively.

  Effects of Recent Accounting Pronouncements

     We adopted Statement of Financial Accounting Standards ("SFAS") No. 133 entitled "Accounting for Derivative Instruments and Hedging Activities" effective January 1, 2001. The cumulative effect adjustment due to this change in accounting is not material to our financial position, results of operations or cash flows. Since we utilize HCC Insurance Holdings, Inc. and Subsidiaries derivatives or hedging strategies on a limited basis, we do not expect the adoption of SFAS No. 133 to be material on an ongoing basis.

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

     SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was also issued in June, 2001, in concert with SFAS No. 141. SFAS No. 142 becomes effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit, which could be either our

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

reportable segments or one level lower than our reportable segments. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units within six months of adoption. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it will impact our results of operations. Based upon our preliminary review of the impact of SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing, we do not believe that we will have to record an impairment charge. However, we are still in the process of completing the valuations, so our tentative conclusion could change.

     SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. Amortization of goodwill charged to operations, net of tax effect, in 2001, 2000 and 1999 was $11.0 million, $11.5 million and $5.5 million, respectively. We did not amortize the goodwill related to our acquisitions consummated in October 2001.

     SFAS No. 144 entitled "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August, 2001 and will become effective for us on January 1, 2002. SFAS No. 144 resolves implementation issues being experienced under previously existing accounting literature but does not change previous requirements to (a) recognize an impairment loss if the carrying amount for an asset is not recoverable from its undiscounted cash flows, and (b) measure the impairment loss as the difference between carrying amount and fair value of the asset. SFAS No. 144 also retains the basic provisions of discontinued operations found in previous accounting literature but broadens the separate income statement presentation of discontinued operations from a reporting segment to a component of the entity which has clearly distinguishable operations and cash flows. We do not expect the adoption of SFAS No. 144 to have a material effect on our financial position, results of operations or cash flows.

  Unusual Loss Events

     During 2001, we experienced three significant gross losses. The largest loss was as a result of the terrorist attacks on September 11, which produced the biggest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we had significant exposure in our accident and health reinsurance account. Our estimates of ultimate exposure were developed through a review of policy coverages, consideration of the effect on the estimate if the attacks were considered multiple events rather than a single event and communications from our clients and producers. We also have participations in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from other business written in the New York City area. We also received some reported claims and estimates of losses for others. We have utilized this information together with known coverage and reinstatement premium information to establish our gross and net losses reserve of $141.0 million and $35.0 million, respectively. A charge for the net amount has been included in our 2001 consolidated financial statements. We continue to monitor the reserve and believe our estimates to be reasonable, but they may be subject to adjustment as we receive additional information, which could take several years to finalize. In addition, we have reviewed the estimated reinsurance recoverables related to this loss and believe that they are collectible in the normal course of business. Over 95% of the total amount of reinsurance recoverables from this loss are due from 38 companies and Lloyds' syndicates, each of which is rated "A-" or better by either A.M. Best Company, Inc. or Moody's Investors Services, Inc. The other two losses were the Petrobras (Brazilian offshore energy production platform) and Total (chemical factory near Toulouse, France) incidents, which produced gross losses of $55.0 million and $49.0 million, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

Because these policies were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during the third quarter of 2001 and all reinsurance recoverables related to it have been collected. We expect the reinsurance recoverables related to the Total loss to be collected in due course once the original claim is settled.

  Other Information

     During 2001, we recorded a charge totaling $37.3 million related to lines of business that we are exiting, mainly our primary workers' compensation line of business. The composition of this charge is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows.

  Reclassifications

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

(2)  ACQUISITIONS

  Pooling-of-Interests

     On January 19, 2001, we acquired all of the outstanding shares of Schanen Consulting Corporation and its operating subsidiary, The Schanen Consulting Group, LLC, which provides employee benefit consulting and retail insurance intermediary services. Consideration given was approximately 1.0 million shares of our common stock. This business combination has been recorded using the pooling-of-interests method of accounting. Our consolidated financial statements have been restated to include the accounts and operations of The Schanen Consulting Group, LLC for all periods presented. The table below shows revenue and net earnings of the entities being combined for the two years ended December 31, 2000:

                                                                2000       1999
                                                              --------   --------
Revenue:
  Amounts as previously reported............................  $466,167   $341,871
  The Schanen Consulting Group, Inc.........................     7,436      3,694
                                                              --------   --------
          Restated total revenue............................  $473,603   $345,565
                                                              ========   ========
Net earnings:
  Amounts as previously reported............................  $ 53,431   $ 25,123
  The Schanen Consulting Group, Inc.........................     2,037      1,449
                                                              --------   --------
          Restated net earnings.............................  $ 55,468   $ 26,572
                                                              ========   ========

  Purchase Acquisitions

     During 2001, we completed the acquisition of all of the outstanding shares of two specialty underwriting agencies: ASU International, LLC. and Marshall Rattner, Inc., which is the holding company for Professional Indemnity Agency, Inc. These business combinations have been recorded using the purchase method of accounting. The agencies, which were established in 1982 and 1977, respectively, are recognized as leaders in their respective lines of business and were acquired to expand our agency operations and diversify into new specialty lines. They both have a long and profitable history, a market leadership position and workforces with

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

significant expertise and reputation to justify the goodwill recorded. The results of operations of these businesses have been included in our consolidated financial statements beginning on the effective date of each transaction. The following table provides some additional information on these transactions as well as the acquisitions during 1999 that were recorded using the purchase method of accounting:

                                              CONSIDERATION
                                      -----------------------------                                      GOODWILL
                                       SHARES OF                                         GOODWILL     DEDUCTIBLE FOR
                          EFFECTIVE       OUR                            GOODWILL      AMORTIZATION     INCOME TAX
                             DATE     COMMON STOCK        CASH          RECOGNIZED        PERIOD         PURPOSES
                          ----------  ------------   --------------   --------------   ------------   --------------
ASU International LLC     10/30/2001           --    $ 29.2 million   $ 23.7 million           --          Yes
Professional Indemnity
  Agency, Inc.            10/22/2001  0.3 million      63.0 million     53.6 million           --           No
The Centris Group, Inc.   12/31/1999           --     149.5 million    101.9 million     20 Years           No
Midwest Stop Loss
  Underwriting            01/28/1999  0.1 million       3.0 million      4.8 million     20 Years          Yes
Rattner Mackenzie
  Limited                 01/01/1999  0.4 million      64.6 million     70.8 million     30 Years           No

     The value of our common stock given as consideration was determined based on closing market price on the days the acquisitions were completed. In addition, we will pay up to a maximum of $20.4 million with respect to one of the acquisitions made during 2001 if certain earnings targets are reached during 2002 through 2004. Any such contingent consideration paid will be recorded as an increase to goodwill. We are still in the process of completing the purchase price allocations for the 2001 acquisitions, as we are still gathering some of the information needed to make the required calculations. Any subsequent net adjustment will result in a change to recorded goodwill.

     The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition:

                                                                2001       1999
                                                              --------   --------
Total investments...........................................  $ 47,650   $142,794
Premium and other receivables...............................    30,506    134,167
Reinsurance recoverables....................................        --    122,771
Other policy related assets.................................        --    115,714
Goodwill and intangible assets..............................    83,957    181,721
All other assets............................................    33,710     29,813
                                                              --------   --------
          Total assets acquired.............................   195,823    726,980
Loss and loss adjustment expense payable....................        --    146,233
Premium and claims payable..................................    44,883    145,860
Other policy related liabilities............................        --    156,703
Notes payable...............................................    12,735     25,000
All other liabilities.......................................    37,724     26,029
                                                              --------   --------
          Total liabilities.................................    95,342    499,825
                                                              --------   --------
          Net assets acquired...............................  $100,481   $227,155
                                                              ========   ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     Identified intangible assets from the two acquisitions of 2001 consisted of the following:

                                                                               AVERAGE
                                                        VALUE ASSIGNED   AMORTIZATION PERIOD
                                                        --------------   -------------------
Employment and non-compete agreements.................      $3,222             3 years
Other contractual items...............................       3,505             5 years
                                                            ------             -------
          Total identified intangible assets..........      $6,727             4 years
                                                            ======             =======

     The following unaudited pro forma summary presents information as if the purchase acquisitions completed during 2001 had occurred at the beginning of each year presented after giving effect to certain adjustments, including amortization of goodwill and intangible assets, increased interest expense from debt issued to fund the acquisitions and Federal income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. Professional Indemnity Agency, Inc. paid approximately $33.0 million in bonuses to employees and related employment taxes immediately prior to the completion of the acquisition.

                                                              FOR THE YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
UNAUDITED PRO FORMA INFORMATION                                 2001       2000
-------------------------------                               --------   --------
Revenue.....................................................  $546,566   $516,162
Earnings before accounting change...........................    12,475     53,324
Net earnings................................................    12,475     51,311
Basic earnings per share before accounting change...........      0.21       1.04
Basic earnings per share....................................      0.21       1.01
Diluted earnings per share before accounting change.........      0.21       1.03
Diluted earnings per share..................................      0.21       0.99

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

(3)  INVESTMENTS

     Substantially all of our fixed income securities are investment grade; 98% are rated "A" or better. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                                      COST OR      GROSS        GROSS      ESTIMATED
                                                     AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                                       COST         GAIN         LOSS        VALUE
                                                     ---------   ----------   ----------   ---------
December 31, 2001:
Marketable equity securities.......................  $ 16,431     $   176      $   (38)    $ 16,569
US Treasury securities.............................    70,235       1,242         (109)      71,368
Obligations of states, municipalities and political
  subdivisions.....................................   200,790       5,513         (645)     205,658
Corporate fixed income securities..................   140,702       4,999         (416)     145,285
Asset-backed and mortgage-backed securities........    97,684       1,504         (560)      98,628
Foreign government securities......................     4,263         226           --        4,489
                                                     --------     -------      -------     --------
          TOTAL SECURITIES.........................  $530,105     $13,660      $(1,768)    $541,997
                                                     ========     =======      =======     ========
December 31, 2000:
Marketable equity securities.......................  $  8,896     $   264      $(2,878)    $  6,282
US Treasury securities.............................    71,155       1,482          (25)      72,612
Obligations of states, municipalities and political
  subdivisions.....................................   203,768       5,961         (414)     209,315
Corporate fixed income securities..................   100,881       3,008         (189)     103,700
Asset-backed and mortgage-backed securities........    39,722       1,183         (113)      40,792
Foreign government securities......................     7,295         132           (2)       7,425
                                                     --------     -------      -------     --------
          TOTAL SECURITIES.........................  $431,717     $12,030      $(3,621)    $440,126
                                                     ========     =======      =======     ========

     The amortized cost and estimated market value of fixed income securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities is five years.

                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in 1 year or less.......................................  $ 18,111    $ 18,416
Due after 1 year through 5 years............................   188,642     194,022
Due after 5 years through 10 years..........................    91,828      94,184
Due after 10 years through 15 years.........................    75,233      76,721
Due after 15 years..........................................    42,176      43,457
                                                              --------    --------
  Securities with fixed maturities..........................   415,990     426,800
Asset-backed and mortgage-backed securities.................    97,684      98,628
                                                              --------    --------
          TOTAL FIXED INCOME SECURITIES.....................  $513,674    $525,428
                                                              ========    ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     As of December 31, 2001, our insurance companies had deposited fixed income securities with an amortized cost of approximately $30.4 million (market: $31.2 million) to meet the deposit requirements of various insurance departments.

     All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 2001, except for one security valued at $0.4 million and included in other investments. The sources of net investment income for the three years ended December 31, 2001, are detailed below:

                                                           2001      2000      1999
                                                          -------   -------   -------
Fixed income securities.................................  $27,234   $22,074   $20,098
Short-term investments..................................   12,789    18,085    10,928
Marketable equity securities............................      294        59        36
Other investments.......................................        4         4        --
                                                          -------   -------   -------
          Total investment income.......................   40,321    40,222    31,062
Investment expense......................................     (683)     (386)     (116)
                                                          -------   -------   -------
          NET INVESTMENT INCOME.........................  $39,638   $39,836   $30,946
                                                          =======   =======   =======

     Realized pre-tax gain (loss) on the sale or write down of investments is as follows:

                                                            GAIN     LOSS       NET
                                                           ------   -------   -------
For the year ended December 31, 2001:
Fixed income securities..................................  $3,099   $(1,452)  $ 1,647
Marketable equity securities.............................   1,224    (1,848)     (624)
Other investments........................................     145      (775)     (630)
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $4,468   $(4,075)  $   393
                                                           ======   =======   =======
For the year ended December 31, 2000:
Fixed income securities..................................  $1,173   $  (970)  $   203
Marketable equity securities.............................     567    (6,195)   (5,628)
Other investments........................................     104        --       104
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $1,844   $(7,165)  $(5,321)
                                                           ======   =======   =======
For the year ended December 31, 1999:
Fixed income securities..................................  $1,226   $(1,390)  $  (164)
Marketable equity securities.............................     450    (4,391)   (3,941)
Other investments........................................     120      (179)      (59)
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $1,796   $(5,960)  $(4,164)
                                                           ======   =======   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     Unrealized pre-tax net investment gains (losses) on investments for three years ended December 31, 2001 are as follows:

                                                           2001     2000       1999
                                                          ------   -------   --------
Fixed income securities.................................  $  731   $11,916   $(19,024)
Marketable equity securities............................   2,752       (91)    (3,025)
Strategic operational investments.......................      --        --      2,900
Other investments.......................................    (442)       --         --
                                                          ------   -------   --------
          NET UNREALIZED INVESTMENT GAIN (LOSS).........  $3,041   $11,825   $(19,149)
                                                          ======   =======   ========

(4)  PROPERTY AND EQUIPMENT

     The following table summarizes property and equipment at December 31, 2001 and 2000:

                                                                           ESTIMATED
                                                     2001       2000      USEFUL LIFE
                                                   --------   --------   --------------
Buildings and improvements.......................  $ 25,773   $ 19,332   30 to 45 years
Furniture, fixtures and equipment................    22,974     17,516    3 to 20 years
Management information systems...................    40,874     34,078    3 to 10 years
                                                   --------   --------
          Total property and equipment...........    89,621     70,926
Less accumulated depreciation and amortization...   (37,135)   (31,488)
                                                   --------   --------
          PROPERTY AND EQUIPMENT, NET............  $ 52,486   $ 39,438
                                                   ========   ========

     Depreciation and amortization expense on property and equipment was approximately $7.0 million, $6.9 million and $6.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(5) NOTES PAYABLE

     Notes payable as of December 31, 2001 and 2000 are shown in the table below. The estimated fair value of our 2% convertible notes ($185.9 million at December 31, 2001) is based on its trading market value. For the remainder of our notes payable, the estimated fair value is based on current rates offered to us for debt with similar terms and conditions and approximates the carrying value at both balance sheet dates.

                                                                2001       2000
                                                              --------   --------
2% Convertible notes........................................  $172,500   $     --
Bank facility...............................................        --    207,500
Mortgage note...............................................     2,325         --
Acquisition notes...........................................     3,365      4,633
Other short-term debt.......................................     3,738         --
                                                              --------   --------
          TOTAL NOTES PAYABLE...............................  $181,928   $212,133
                                                              ========   ========

     On August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due 2021 in a public offering. Each $1,000 principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

than 120% (currently $38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2002, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. We paid $4.4 million in underwriting discounts and expenses in connection with the offering, which are being amortized from the issue date until September 1, 2002. We used the proceeds from this offering to repay our remaining indebtedness under the bank facility described below, assist in financing the recent acquisitions, make a $60.0 million capital contribution to our principal insurance company subsidiary and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. Interest expense for 2001 includes a charge of $0.6 million related to the write off of prepaid loan fees in connection with the amendment. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 17, 2004. Outstanding advances under the facility bear interest at agreed upon rates, which ranged between 2.6% and 3.1% at December 31, 2001. The facility is collateralized in part by the pledge of the stock of Houston Casualty Company and Avemco Insurance Company, and by the stock of and guarantees entered into by our principal underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, including minimum net worth requirements, restrictions on certain extraordinary corporate actions, notice requirements for certain material occurrences and required maintenance of specified financial ratios. We believe that the restrictive covenants and our obligations that are contained in the facility agreement are typical for financing arrangements comparable to our facility.

     The mortgage note is payable in fixed monthly installments though June 1, 2013 and is collateralized by the land and building occupied by Professional Indemnity Agency, Inc. The stated interest of the mortgage note is 7.4%. However, the fair value of the note balance was imputed at 4.1% as of the date we acquired Professional Indemnity Agency, Inc., based on interest rates offered to us at that time.

     The acquisition notes are payable to former owners of Rattner Mackenzie Limited. Most of the outstanding balance, $2.5 million, is due or callable during 2002, with the remaining balance, $0.9 million due in 2003. Most of the acquisition notes carry no stated interest rate, but were discounted for financial reporting purposes when the acquisition of Rattner Mackenzie Limited was recorded. The weighted average interest rate of the acquisition notes as of December 31, 2001 is 6.0%.

     The other short-term debt is payable to a former shareholder of Professional Indemnity Agency, Inc. and was assumed by us upon the completion of the acquisition. The notes are due in two installments totaling $4.0 million but were recorded at fair value by imputing a 4.1% interest rate.

     At December 31, 2001, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $20.0 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $25.0 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.75% at December 31, 2001) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2001, letters of credit totaling $7.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $8.9 million collateralizing the lines.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

(6) INCOME TAX

     As of December 31, 2001 and 2000, we had income taxes receivable of $32.0 million and $13.2 million, respectively, included in other assets in the consolidated balance sheets. The components of the income tax provision for the three years ended December 31, 2001 are as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Current.................................................  $35,055   $26,948   $12,963
Deferred................................................   (4,869)    8,919      (692)
                                                          -------   -------   -------
          TOTAL INCOME TAX PROVISION....................  $30,186   $35,867   $12,271
                                                          =======   =======   =======

     The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 2001 and 2000, is as follows:

                                                                2001      2000
                                                              --------   -------
Tax net operating loss carryforwards........................  $ 15,581   $ 9,698
Excess of financial unearned premium over tax...............     6,555     4,919
Effect of loss reserve discounting and salvage and
  subrogation accrual for tax...............................     9,897     7,434
Excess of financial accrued expenses over tax...............     4,918     5,520
Allowance for bad debts, not deductible for tax.............     2,788     2,484
Foreign branch net operating loss carryforwards.............     2,568     1,912
Valuation allowance.........................................   (10,435)   (9,666)
                                                              --------   -------
          Total assets......................................    31,872    22,301
Unrealized gain on increase in value of securities available
  for sale (shareholders' equity)...........................     3,717     2,400
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax...........................     2,256     5,237
Amortizable goodwill........................................     5,256     3,816
Property and equipment depreciation and other items.........     4,165     4,183
                                                              --------   -------
          Total liabilities.................................    15,394    15,636
                                                              --------   -------
          NET DEFERRED TAX ASSET............................  $ 16,478   $ 6,665
                                                              ========   =======

     Changes in the valuation allowance account applicable to the net deferred tax asset for the three years ended December 31, 2001 are as follows:

                                                           2001      2000      1999
                                                          -------   -------   -------
Balance, beginning of year..............................  $ 9,666   $12,091   $    50
Increase (decrease) charged (credited) to income........     (536)       --       453
Increase (decrease) charged (credited) to capital.......    1,305        --        --
Valuation allowance related to acquired net operating
  loss carryforwards....................................       --     3,262    11,588
Reduction in valuation allowance resulting from waiver
  of previously acquired net operating loss
  carryforwards.........................................       --    (5,687)       --
                                                          -------   -------   -------
          BALANCE, END OF YEAR..........................  $10,435   $ 9,666   $12,091
                                                          =======   =======   =======

     As of December 31, 2001, we have Federal tax net operating loss carryforwards of approximately $30.4 million that will expire in varying amounts through the year 2021. Future use of these carryforwards is

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

subject to statutory limitations due to prior changes of ownership. There are valuation allowances in the amount of $9.5 million recorded with respect to these loss carryforwards that would reduce goodwill if the carryforwards are realized. In addition, we have approximately $7.3 million of tax loss carryforwards, principally from a recently established foreign branch of one of our insurance companies, that can be used only against future taxable income of the branch. Based upon our history domestically of taxable income in our insurance and other operations and our projections of future taxable income domestically and in our foreign branch insurance operations as they mature, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards for which there are no valuation allowances will be realized.

     The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 2001:

                                                           2001      2000      1999
                                                          -------   -------   -------
Statutory tax rate......................................     35.0%     35.0%     35.0%
Federal tax at statutory rate...........................  $21,134   $31,967   $13,595
Nontaxable municipal bond interest and dividends
  received deduction....................................   (3,314)   (3,545)   (5,460)
Other non deductible expenses...........................      512       620       622
Non deductible goodwill amortization....................    7,781     2,497       475
State income taxes......................................    3,259     4,202     3,011
Foreign income taxes....................................    2,915     1,537     4,793
Foreign tax credit......................................   (2,968)   (1,826)   (4,354)
Other, net..............................................      867       415      (411)
                                                          -------   -------   -------
          INCOME TAX PROVISION..........................  $30,186   $35,867   $12,271
                                                          =======   =======   =======
          EFFECTIVE TAX RATE............................     50.0%     39.3%     31.6%
                                                          =======   =======   =======

(7)  SEGMENT AND GEOGRAPHIC DATA

     We have classified our activities into four operating business segments based upon services provided: 1) insurance company operations, 2) underwriting agency operations, 3) intermediary operations, and 4) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in our insurance company, underwriting agency and intermediary segments. Our other operations segment performed various insurance related services and contains insurance related investments made from time to time. During 2001, we sold the last of our service operations, which will result in a decrease in other operating income in future years. Corporate includes general corporate operations, and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of management fees of our underwriting agency segment, commission income of our intermediary segment and service revenue of our other operations charged to our insurance company segment on business retained by our insurance companies. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

     The performance of each of our segments is evaluated by our management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, amortization of goodwill, interest expense on debt incurred at the purchase date and intercompany eliminations have been charged or credited to our individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     All segment information for 2000 and 1999 has been restated to include the accounts and operations of The Schanen Consulting Group, Inc. in the intermediary segment.

     Effective January 1, 2001, we consolidated the operations of three of our underwriting agencies into the operations of our insurance companies. Policies incepting on or after January 1, 2001, along with associated expenses, will be reported in our insurance company segment. The administration of all policies incepting before January 1, 2001, which are now in run off, along with associated expenses, will continue to be reported in our underwriting agency segment. This consolidation will affect the comparability of segment information between periods.

                                    INSURANCE   UNDERWRITING                    OTHER
                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                    ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  2001:
Revenue:
  Domestic........................  $330,724      $64,848        $23,518       $14,885      $1,426     $435,401
  Foreign.........................    45,098        2,312         22,650            --          --       70,060
  Inter-segment...................        --       22,619            491         1,967          --       25,077
                                    --------      -------        -------       -------      ------     --------
     Total segment revenue........  $375,822      $89,779        $46,659       $16,852      $1,426      530,538
                                    ========      =======        =======       =======      ======
Inter-segment revenue.............                                                                      (25,077)
                                                                                                       --------
     CONSOLIDATED TOTAL REVENUE...                                                                     $505,461
                                                                                                       ========
Net earnings (loss):
  Domestic........................  $  1,020      $16,075        $ 4,382       $ 7,149      $ (979)    $ 27,647
  Foreign.........................    (3,923)       1,137          4,280            --          --        1,494
                                    --------      -------        -------       -------      ------     --------
     Total segment net
       earnings (loss)............  $ (2,903)     $17,212        $ 8,662       $ 7,149      $ (979)      29,141
                                    ========      =======        =======       =======      ======
  Inter-segment eliminations......                                                                        1,056
                                                                                                       --------
     CONSOLIDATED NET EARNINGS....                                                                     $ 30,197
                                                                                                       ========
Other items:
  Net investment income...........  $ 30,766      $ 5,202        $ 2,771       $    85      $  814     $ 39,638
  Depreciation, amortization and
     impairments..................    20,685        9,783          3,723           256         479       34,926
  Interest expense................        37        5,198          3,534            15         100        8,884
  Capital expenditures............     3,049        1,048          1,627           107       6,452       12,283

  Income tax provision............     2,432       15,604          3,054         3,692       4,756       29,538
  Inter-segment eliminations......                                                                          648
                                                                                                       --------
     Consolidated income tax
       provision..................                                                                     $ 30,186
                                                                                                       ========

     During 2001, our insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business being exited. Included in the latter amount, was a $15.0 million charge for the impairment of goodwill, which is not deductible for income tax purposes. Also during 2001, earnings (loss)

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

before income taxes was $60.4 million for our domestic subsidiaries and $(0.1) million for our foreign subsidiaries and branches.

                                    INSURANCE   UNDERWRITING                    OTHER
                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                    ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  2000:
Revenue:
  Domestic........................  $276,240      $ 99,808       $31,525       $23,826      $ 1,035    $432,434
  Foreign.........................    15,054         4,446        21,669            --           --      41,169
  Inter-segment...................        --        16,404           345         1,468           --      18,217
                                    --------      --------       -------       -------      -------    --------
     Total segment revenue........  $291,294      $120,658       $53,539       $25,294      $ 1,035     491,820
                                    ========      ========       =======       =======      =======
Inter-segment revenue.............                                                                      (18,217)
                                                                                                       --------
     CONSOLIDATED TOTAL REVENUE...                                                                     $473,603
                                                                                                       ========
Net earnings (loss):
  Domestic........................  $ 27,289      $ 20,771       $ 9,846       $ 5,960      $(4,710)   $ 59,156
  Foreign.........................    (3,094)          672         1,366            --           --      (1,056)
                                    --------      --------       -------       -------      -------    --------
     Total segment net earnings
       (loss).....................  $ 24,195      $ 21,443       $11,212       $ 5,960      $(4,710)     58,100
                                    ========      ========       =======       =======      =======
  Inter-segment eliminations......                                                                         (619)
  Cumulative effect of accounting
     change.......................                                                                       (2,013)
                                                                                                       --------
     CONSOLIDATED NET EARNINGS....                                                                     $ 55,468
                                                                                                       ========
Other items:
  Net investment income...........  $ 27,948      $  7,547       $ 3,335       $   476      $   530    $ 39,836
  Depreciation and amortization...     3,662        11,926         3,567           385          368      19,908
  Interest expense................       103         9,222         4,846             2        6,174      20,347
  Restructuring expense...........       749           798          (789)            3           --         761
  Capital expenditures............     3,124         4,651         1,082           219        1,074      10,150

  Income tax provision
     (benefit)....................     8,308        20,900         6,402         3,578       (1,604)     37,584
  Inter-segment eliminations......                                                                         (382)
  Cumulative effect of accounting
     change.......................                                                                       (1,335)
                                                                                                       --------
     Consolidated income tax
       provision..................                                                                     $ 35,867
                                                                                                       ========

     Our insurance company segment increased its policy issuance fees on certain 2000 contracts to reflect current market conditions, which had the effect of reducing our underwriting agencies' management fees $11.4 million for the year ended December 31, 2000, but, as our insurance company segment reduced its net policy acquisition costs by a like amount, there was no effect to consolidated net income. For 2000, earnings (loss) before income taxes was $92.7 million for our domestic subsidiaries and $(1.4) million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

                                    INSURANCE   UNDERWRITING                    OTHER
                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                    ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  1999:
Revenue:
  Domestic........................  $151,044      $91,385        $35,472       $27,364      $   681    $305,946
  Foreign.........................    10,676        3,699         25,244            --           --      39,619
  Inter-segment...................        --        3,170            594         1,133           --       4,897
                                    --------      -------        -------       -------      -------    --------
     Total segment revenue........  $161,720      $98,254        $61,310       $28,497      $   681     350,462
                                    ========      =======        =======       =======      =======
Inter-segment revenue.............                                                                       (4,897)
                                                                                                       --------
     CONSOLIDATED TOTAL REVENUE...                                                                     $345,565
                                                                                                       ========
Net earnings (loss):
  Domestic........................  $ (8,631)     $17,129        $10,491       $ 7,643      $(2,279)   $ 24,353
  Foreign.........................    (2,078)          21          4,575            --           --       2,518
                                    --------      -------        -------       -------      -------    --------
     Total segment net earnings
       (loss).....................  $(10,709)     $17,150        $15,066       $ 7,643      $(2,279)     26,871
                                    ========      =======        =======       =======      =======
Inter-segment eliminations........                                                                         (299)
                                                                                                       --------
     CONSOLIDATED NET EARNINGS....                                                                     $ 26,572
                                                                                                       ========
Other items:
  Net investment income...........  $ 23,400      $ 4,186        $ 2,504       $   424      $   432    $ 30,946
  Depreciation and amortization...     2,880        5,898          3,798           264          580      13,420
  Interest expense................        19        3,809          4,640            --        4,496      12,964
  Restructuring expense...........       687        3,278          1,453            --           71       5,489
  Capital expenditures............     2,405        5,339            148           585          637       9,114

  Income tax provision
     (benefit)....................   (13,324)      13,969          8,608         4,454       (1,242)     12,465
  Inter-segment eliminations......                                                                         (194)
                                                                                                       --------
     Consolidated income tax
       provision..................                                                                     $ 12,271
                                                                                                       ========

     The insurance company segment incurred a provision for reinsurance totaling $28.3 million, net of income tax, during 1999. Also during 1999, earnings before income taxes was $33.7 million for our domestic subsidiaries and $5.1 million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     The following tables present revenue by line of business within each of our operating segments for the three years ended December 31, 2001:

                                                         2001       2000       1999
                                                       --------   --------   --------
Insurance company:
  Life, accident and health..........................  $186,188   $148,039   $ 50,919
  Aviation...........................................    91,377     73,695     62,784
  Marine, energy and property........................    23,748     10,163     12,779
  Other specialty lines..............................    15,124     14,552      9,072
                                                       --------   --------   --------
                                                        316,437    246,449    135,554
  Exited and discontinued lines of business..........    26,350     21,198      5,808
                                                       --------   --------   --------
     TOTAL NET EARNED PREMIUM........................  $342,787   $267,647   $141,362
                                                       ========   ========   ========
Underwriting agency:
  Life, accident and health..........................  $ 47,857   $ 70,536   $ 66,127
  Property and casualty..............................    13,938     25,522     24,586
                                                       --------   --------   --------
     TOTAL MANAGEMENT FEES...........................  $ 61,795   $ 96,058   $ 90,713
                                                       ========   ========   ========
Intermediary:
  Life, accident and health..........................  $ 33,739   $ 36,795   $ 39,354
  Property and casualty..............................     9,673     13,091     18,879
                                                       --------   --------   --------
     TOTAL COMMISSION INCOME.........................  $ 43,412   $ 49,886   $ 58,233
                                                       ========   ========   ========

     Assets by business segment and geographic location are shown in the following table:

                                 INSURANCE    UNDERWRITING                    OTHER
                                  COMPANY        AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE     TOTAL
                                 ----------   ------------   ------------   ----------   ---------   ----------
December 31, 2001:
Domestic.......................  $1,696,823     $742,739       $ 75,162       $5,790      $32,875    $2,553,389
Foreign........................     290,597       36,936        338,198           --           --       665,731
                                 ----------     --------       --------       ------      -------    ----------
     Total assets..............  $1,987,420     $779,675       $413,360       $5,790      $32,875    $3,219,120
                                 ==========     ========       ========       ======      =======    ==========
December 31, 2000:
Domestic.......................  $1,613,412     $582,644       $ 89,836       $6,908      $34,299    $2,327,099
Foreign........................     146,825       37,729        279,102           --           --       463,656
                                 ----------     --------       --------       ------      -------    ----------
     Total assets..............  $1,760,237     $620,373       $368,938       $6,908      $34,299    $2,790,755
                                 ==========     ========       ========       ======      =======    ==========

(8)  REINSURANCE

     In the normal course of business, our insurance companies cede a portion of their premium to non-affiliated domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements for the purpose of limiting their loss exposure, protecting them

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

against catastrophic loss and diversifying their business. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                           LOSS AND LOSS
                                                     WRITTEN     EARNED     ADJUSTMENT
                                                     PREMIUM    PREMIUM       EXPENSE
                                                     --------   --------   -------------
For the year ended December 31, 2001:
Direct business....................................  $783,124   $789,893     $612,455
Reinsurance assumed................................   226,951    218,234      451,390
Reinsurance ceded..................................  (637,117)  (665,340)    (796,455)
                                                     --------   --------     --------
       NET AMOUNTS.................................  $372,958   $342,787     $267,390
                                                     ========   ========     ========
For the year ended December 31, 2000:
Direct business....................................  $676,730   $663,458     $493,647
Reinsurance assumed................................   290,727    311,137      279,999
Reinsurance ceded..................................  (683,669)  (706,948)    (575,176)
                                                     --------   --------     --------
       NET AMOUNTS.................................  $283,788   $267,647     $198,470
                                                     ========   ========     ========
For the year ended December 31, 1999:
Direct business....................................  $291,513   $294,130     $261,696
Reinsurance assumed................................   276,818    294,103      423,763
Reinsurance ceded..................................  (428,407)  (446,871)    (575,809)
                                                     --------   --------     --------
       NET AMOUNTS.................................  $139,924   $141,362     $109,650
                                                     ========   ========     ========

     Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $185.2 million, $214.7 million, and $117.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.

     The table below represents the composition of reinsurance recoverables in our consolidated balance sheets:

                                                                2001       2000
                                                              --------   --------
Reinsurance recoverable on paid losses......................  $ 86,653   $ 99,224
Reinsurance recoverable on outstanding losses...............   414,428    376,778
Reinsurance recoverable on incurred but not reported
  losses....................................................   403,223    317,467
Reserve for uncollectible reinsurance.......................    (5,176)    (4,057)
                                                              --------   --------
       TOTAL REINSURANCE RECOVERABLES.......................  $899,128   $789,412
                                                              ========   ========

     Our insurance companies require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to us. The table below shows amounts held by us as collateral plus other credits available for potential offset as of December 31, 2001 and 2000:

                                                                2001       2000
                                                              --------   --------
Payables to reinsurers......................................  $199,581   $200,591
Letters of credit...........................................   145,796    142,494
Cash deposits...............................................    14,851     23,813
                                                              --------   --------
       TOTAL CREDITS........................................  $360,228   $366,898
                                                              ========   ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $15.0 million as of December 31, 2001 and 2000. The total recoverables column includes paid loss recoverable, outstanding loss recoverable, incurred but not reported losses recoverable and ceded unearned premium.

                                                                                LETTERS OF CREDIT,
                                        CURRENT                     TOTAL       CASH DEPOSITS AND
REINSURER                               RATING      LOCATION     RECOVERABLES     OTHER PAYABLES       NET
---------                               -------  --------------  ------------   ------------------   -------
December 31, 2001:
Lloyd's Syndicate Number 1101.........  NR       United Kingdom    $40,913            $1,532         $39,381
Canada Life Assurance Company.........  A+       Canada             28,956                --          28,956
Lloyd's Syndicate Number 1206.........  C+       United Kingdom     27,251               351          26,900
AXA Corporate Solutions Reinsurance
  Co. ................................  A+       Delaware           26,582               680          25,902
Lloyd's Syndicate Number 2488.........  A-       United Kingdom     25,813             1,187          24,626
American Re-Insurance Company.........  A++      Delaware           24,674             1,697          22,977
SCOR Reinsurance Company..............  A        New York           21,883                --          21,883
American Fidelity Assurance Company...  A+       Oklahoma           19,881                12          19,869
Transatlantic Reinsurance Company.....  A++      New York           20,543               849          19,694
Federal Insurance Company.............  A++      Indiana            26,902             8,971          17,931
Lloyd's Syndicate Number 0957.........  NR       United Kingdom     17,653                --          17,653
Lloyd's Syndicate Number 0510.........  A-       United Kingdom     17,647             1,500          16,147
Lloyd's Syndicate Number 0055.........  NR       United Kingdom     16,168               305          15,863

December 31, 2000:
GE Reinsurance Corporation............  A++      Illinois          $38,152            $4,881         $33,271
AXA Corporate Solutions Reinsurance
  Co. ................................  A+       Delaware           40,886             9,131          31,755
Underwriters Indemnity Company........  A-       Texas              33,912             2,416          31,496
SCOR Reinsurance Company..............  A        New York           28,419               734          27,685
Lloyd's Syndicate Number 1101.........  NR       United Kingdom     27,645             1,142          26,503
American Re-Insurance Company.........  A++      Delaware           23,487             2,249          21,238
Lloyd's Syndicate Number 1206.........  C+       United Kingdom     18,357               147          18,210
Transamerica Occidental Life Insurance
  Co. ................................  A+       California         17,056               151          16,905

     Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual syndicates are published by Moody's Investors Services, Inc. "NR" indicates that the indicated Lloyd's syndicate has not been rated. Lloyd's of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund.

     HCC Life Insurance Company previously sold its entire block of life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $83.0 million and $86.8 million as of December 31, 2001 and 2000, respectively.

     We have a reserve of $5.2 million as of December 31, 2001 for potential collectibility issues related to reinsurance recoverables and associated expenses. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11 have placed great pressure on reinsurers and the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained that would affect our estimate of the adequacy of the level of the reserve and which may result in a future change in the reserve. We continually review our financial exposure to the reinsurance market and continue to take actions to mitigate our position.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years.

     In this regard, as of December 31, 2001, our insurance companies had initiated litigation or arbitration proceedings against five reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $15.3 million which had not been paid to us under the disputed agreements and we estimate that there could be an additional $31.2 million of incurred losses and loss expenses under the subject agreements. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities which were managed by one of our underwriting agencies, they are indirectly involved in any reinsurance disputes which affect the applicable facilities. As of December 31, 2001, Houston Casualty Company's allocated portion of aggregate amounts which had not been reimbursed to the applicable facilities under the disputed agreements was $4.8 million and we estimate that there could be an additional $4.0 million of incurred losses and loss expenses under the subject agreements allocated to Houston Casualty Company. Houston Casualty Company has no net exposure on disputed amounts due to the non-affiliated companies who also participated in the applicable facilities.

     During 1999, we recorded a provision for reinsurance totaling $29.5 million in connection with the insolvency of a reinsurer. We continue to expect this provision to be sufficient. We also recorded a $14.0 million provision following a commutation (the contractual settlement of outstanding and future liabilities) with another reinsurer, the majority of which represents the present value discount of ceded losses.

(9)  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     In addition to the matters discussed in Note (8), Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of any such lawsuits will not have a material adverse effect on our financial condition, results of operations or cash flows.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

  FOREIGN CURRENCY FORWARD CONTRACTS

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Rattner Mackenzie Limited has revenue streams in U.S. Dollars and Canadian Dollars but incurs expenses in British Pound Sterling ("GBP"). To mitigate the foreign exchange risk, we have entered into foreign currency forward contracts expiring at staggered times through December, 2002. As of December 31, 2001, we had forward contracts to sell US $6.0 million for GBP at an average rate of GBP 1.00 equals US $1.43. The foreign currency forward contracts are used to convert currency at a known rate in an amount which either approximates or is less than average monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We utilize these foreign currency forward contracts strictly as a hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment. The fair value of foreign currency forward contracts as of December 31, 2001 was immaterial.

  CATASTROPHE EXPOSURE

     We write business in areas exposed to catastrophic losses and have significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states, particularly Florida and Texas, the Caribbean and Mexico. We assess our overall exposures to a single catastrophic event and apply procedures that we believe are more conservative than are typically used by the industry to ascertain our probable maximum loss from any single event. We maintain reinsurance protection which we believe is sufficient to cover any foreseeable event.

  TERRORIST EXPOSURE

     Subsequent to the terrorist attacks on September 11, 2001, where possible, we canceled all terrorist coverage, under the terms of existing in-force policies, primarily in the property and energy lines of business. All new and renewal policies are written with an appropriate terrorist exclusion except for lines of business, such as aviation, where reinsurance for acts of terrorism is available at an economic cost or where we feel comfortable with the net exposure.

     At January 1, 2002, and February 1, 2002, respectively, our energy and property reinsurance protections were renewed without coverage for acts of terrorism. Therefore, to the extent that certain existing, in-force policies contain such coverage, then we would have a net exposure to any applicable losses. The actual amount of this exposure is not determinable but could represent a catastrophic loss, a risk for which we would usually purchase reinsurance protection. As each month goes by, existing in-force policies will expire and the overall exposure continues to reduce substantially.

  LEASES

     We lease administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through September, 2007. In addition to rent, the agreements generally require the payment of utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the terms of these leases. In addition, we lease computer equipment and automobiles under operating leases expiring at various dates through the year 2004. Rent expense under operating leases amounted to $7.1 million, $7.3 million, and $5.9 million, for the years ended December 31, 2001, 2000, and 1999, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     At December 31, 2001, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                               AMOUNT DUE
--------------------------------                               ----------
       2002.................................................    $ 6,663
       2003.................................................      6,383
       2004.................................................      5,358
       2005.................................................      4,402
       2006.................................................      2,948
       Thereafter...........................................        885
                                                                -------
TOTAL FUTURE MINIMUM ANNUAL RENTAL PAYMENTS DUE.............    $26,639
                                                                =======

  LOAN GUARANTEE

     We guaranteed the mortgage debt of a partnership in which we are a limited partner. The total amount of the loan is $11.4 million as of December 31, 2001. We invested in the partnership, which owns a building which is rented to unaffiliated parties, as a long-term investment.

(10)  RELATED PARTY TRANSACTIONS

     Certain of our Directors are officers, directors or owners of business entities with which we transact business. Balances with these business entities and other related parties included in our consolidated balance sheets are as follows:

                                                               2001      2000
                                                              -------   ------
Marketable equity securities................................  $    --   $2,725
Other investments...........................................    7,124    7,182
Premiums, claims and other receivables......................      776      435

     Transactions with these business entities and other related parties included in our consolidated statements of earnings are as follows:

                                                            2001     2000      1999
                                                            -----   -------   -------
Management fees...........................................  $  58   $    --   $    --
Investment income.........................................     --       112       206
Net realized investment gain (loss).......................     53    (5,067)   (4,521)
Other operating income (loss).............................   (508)       89     5,221
Other operating expense...................................     --       112        28
Interest expense..........................................    217        74       418

     Additionally, we had $15.7 million and $4.6 million payable at December 31, 2001 and 2000, respectively, and sold assets in 2000 for proceeds of $0.6 million to former owners of businesses we have acquired who are now officers of certain of our subsidiaries. Such payables represent payments due under the terms of the acquisition agreements or liabilities that existed prior to the acquisitions and the sale of assets was in accordance with the terms of an acquisition agrement.

     We also have entered into an agreement with an entity owned by an officer and Director, pursuant to which we rent equipment for providing transportation services to our employees, our Directors and our clients. We provide our own employees to operate the equipment and pay all expenses related to its operation. For the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

years ended December 31, 2001, 2000 and 1999, we paid rental of $1.0 million, $0.6 million and $0.9 million, respectively, to this entity.

     We have committed to invest $5.0 million in an investment partnership managed by a company which is partially owned by a Director. As of December 31, 2001, $4.4 million had been invested under this commitment. We also committed to invest $5.0 million in another business with which this Director is affiliated. This investment was funded by us in January, 2002.

(11)  EMPLOYEE BENEFIT PLANS

     We have a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code which covers substantially all of our employees residing in the United States who meet specified service requirements. The contributions are discretionary and are determined by our management as of the beginning of each calendar year. We currently match each of our employee's contribution to the 401(k) plan up to 6% of the employee's salary. Employees who reside outside the United States receive comparable benefits under different plans. We contributed $2.7 million, $3.2 million, and $3.1 million to the plans for the years ended December 31, 2001, 2000, and 1999, respectively, which is included in compensation expense in our consolidated statements of earnings.

(12)  SHAREHOLDERS' EQUITY

     On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

     Under the Texas Insurance Code, Houston Casualty Company and U.S. Specialty Insurance Company must each maintain minimum statutory capital of $1.0 million and minimum statutory surplus of $1.0 million, and can only pay dividends out of statutory unassigned surplus funds. In addition, they are limited in the amount of dividends which they may pay in any twelve-month period, without prior regulatory approval, to the greater of their statutory net income for the prior calendar year or ten percent (10%) of their statutory policyholders' surplus as of the prior calendar year end. During 2002, Houston Casualty Company's ordinary dividend capacity will be approximately $28.5 million and U.S. Specialty Insurance Company's ordinary dividend capacity will be zero.

     Avemco Insurance Company is limited by the State of Maryland in the amount of dividends which it may pay in any twelve-month period, without prior regulatory approval, to the lesser of its statutory net investment income excluding realized capital gains for the prior calendar year or ten percent (10%) of its statutory policyholders' surplus as of the prior year end. During 2002, Avemco Insurance Company's ordinary dividend capacity will be approximately $7.2 million.

     HCC Life Insurance Company is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of its net gain from operations for the prior calendar year or ten percent (10%) of its statutory capital and surplus as of the prior year end. During 2002, HCC Life Insurance Company's ordinary dividend capacity will be approximately $15.1 million.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                           UNREALIZED    ACCUMULATED OTHER
                                     FOREIGN CURRENCY   UNREALIZED HEDGE   INVESTMENT      COMPREHENSIVE
                                       TRANSLATION        GAIN (LOSS)      GAIN (LOSS)     INCOME (LOSS)
                                     ----------------   ----------------   -----------   -----------------
Balance December 31, 1998..........       $(650)              $--           $ 10,355         $  9,705
Net change for year................         167                --            (12,564)         (12,397)
                                          -----               ---           --------         --------
Balance December 31, 1999..........        (483)               --             (2,209)          (2,692)
Net change for year................        (172)               --              7,577            7,405
                                          -----               ---           --------         --------
Balance December 31, 2000..........        (655)               --              5,368            4,713
Net change for year................        (279)               24              2,042            1,787
                                          -----               ---           --------         --------
Balance December 31, 2001..........       $(934)              $24           $  7,410         $  6,500
                                          =====               ===           ========         ========

(13)  STOCK OPTIONS

     During 2001, we replaced all previous option plans with our 2001 Flexible Incentive Plan, which is administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of our common stock. Options cannot be repriced under the plan. As of December 31, 2001, 5.8 million shares of our common stock were reserved for the exercise of options, of which
3.3 million shares were reserved for options previously granted and 2.5 million shares were reserved for future issuances of options.

     Options vest over a zero to five year period and expire four to ten years after grant date. All options have been granted at fixed exercise prices at the market price of our common stock on the grant date. If the fair value method of valuing compensation related to options would have been used, pro forma net earnings and pro forma diluted earnings per share would have been $25.8 million, or $0.43 per share, for the year ended December 31, 2001; $50.8 million, or $0.98 per share, for the year ended December 31, 2000; and $22.2 million, or $0.44 per share, for the year ended December 31, 1999. The fair value of each option grant was estimated on the grant date using the Black-Scholes single option pricing model with the following weighted average assumptions: a) risk free interest rate of 4.4% for 2001, 6.4% for 2000, and 5.7% for 1999, b) expected volatility factor of .3, c) dividend yield of 0.91% for 2001, 0.89% for 2000, and 1.52% for 1999, and d) expected option life of five years for 2001 and four years for 2000 and 1999. The average fair value of options granted during the years ended December 31, 2001, 2000 and 1999 was $7.66, $4.51 and $4.16,
respectively.

     The following table provides an analysis of stock option activity during the three years ended December 31, 2001:

                                                2001                   2000                   1999
                                        --------------------   --------------------   --------------------
                                                    AVERAGE                AVERAGE                AVERAGE
                                         NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                        OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                        ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of year........    5,494      $15.54      5,470      $16.08      5,460      $16.73
Granted at market value...............      797       24.54      1,745       13.59      1,869       13.48
Forfeitures and expirations...........     (251)      17.73       (434)      18.32     (1,327)      18.36
Exercised.............................   (2,735)      15.68     (1,287)      14.34       (532)       7.88
                                         ------      ------     ------      ------     ------      ------
Outstanding, end of year..............    3,305      $17.39      5,494      $15.54      5,470      $16.08
                                         ======      ======     ======      ======     ======      ======
Exercisable, end of year..............    1,100      $16.70      2,717      $16.59      2,983      $16.84
                                         ======      ======     ======      ======     ======      ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

     Options outstanding and exercisable as of December 31, 2001 are shown on the following schedule:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ---------------------------------------   --------------------
                                                          AVERAGE        AVERAGE                AVERAGE
RANGE OF                                  NUMBER OF      REMAINING       EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES                            SHARES     CONTRACTUAL LIFE    PRICE      SHARES      PRICE
---------------                           ---------   ----------------   --------   ---------   --------
Under $11.00............................      470        2.8 years        $10.52        223      $10.35
$11.00-$12.25...........................      834              4.5         12.02        214       12.00
$12.26-$20.00...........................      788              3.0         16.76        307       16.42
$20.01-$26.00...........................      802              4.5         22.17        306       23.28
Over $26.00.............................      411              5.8         27.99         50       26.56
                                            -----        ---------        ------      -----      ------
  Total options.........................    3,305        4.1 years        $17.39      1,100      $16.70
                                            =====        =========        ======      =====      ======

(14)  EARNINGS PER SHARE

     The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 2001:

                                                               2001      2000      1999
                                                              -------   -------   -------
Net earnings................................................  $30,197   $55,468   $26,572
                                                              =======   =======   =======
Reconciliation of number of shares outstanding:
Shares of common stock outstanding at year end..............   61,438    51,342    49,836
Changes in common stock due to issuance.....................   (3,272)     (908)     (241)
Contingent shares to be issued..............................       --        39        49
Common stock contractually issuable in the future...........      155       269       414
                                                              -------   -------   -------
Weighted average common stock outstanding...................   58,321    50,742    50,058
Additional dilutive effect of outstanding options (as
  determined by the application of the treasury stock
  method)...................................................    1,298       877       588
                                                              -------   -------   -------
Weighted average common stock and potential common stock
  outstanding...............................................   59,619    51,619    50,646
                                                              =======   =======   =======

     As of December 31, 2001, there were approximately 0.2 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

(15)  STATUTORY INFORMATION

     Our insurance companies file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles vary between domestic and foreign jurisdictions. The principal differences are that for statutory financial statements deferred policy acquisition costs are not recognized, only some of the deferred income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. In addition, under statutory accounting rules, life insurance companies recognize two investment related liabilities, the asset valuation reserve and interest maintenance reserve. Statutory policyholders' surplus, and

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

net income for the three years ended December 31, 2001, after intercompany eliminations, of our insurance companies included in those companies' respective filings with regulatory authorities are as follows:

                                                                2001       2000       1999
                                                              --------   --------   --------
Statutory policyholders' surplus............................  $401,393   $326,249   $315,474
Statutory net income (loss).................................    16,555     13,749     (8,707)

     Our statutory policyholders' surplus has been adversely affected by statutory adjustments for reinsurance recoverables which, although required statutorily, have no effect on net earnings or shareholders' equity in accordance with generally accepted accounting principles. Our statutory net income for 2001 has been reduced by $22.8 million (net of income tax) from the September 11 terrorist attacks and $8.1 million (net of income tax) from charges related to lines of business being exited. Our statutory net loss for 1999 includes a $25.5 million loss (net of income tax) from the provision for reinsurance.

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998, which became effective on January 1, 2001, through their adoption by the individual states. The cumulative effect of codification was to increase statutory policyholders' surplus of our insurance companies by approximately $8.9 million. Our use of statutory accounting practices prescribed by state regulatory authorities caused a $3.2 million reduction in statutory surplus as of December 31, 2001 compared to amounts that would have been recorded under the codification rules of the National Association of Insurance Commissioners. The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16)  SUPPLEMENTAL INFORMATION

     Supplemental cash flow information for the three years ended December 31, 2001, is summarized below:

                                                               2001      2000      1999
                                                              -------   -------   -------
Interest paid...............................................  $ 7,980   $17,418   $13,694
Income tax paid.............................................   28,411    11,859    23,116
Dividends declared but not paid at year end.................    3,848     3,557     2,442

     The unrealized gain or loss on securities available for sale, deferred taxes related thereto, and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in our shareholders' equity. The cumulative effect of accounting change due to our adoption of Staff Accounting Bulletin No. 101 during 2000 was a non-cash charge to our earnings.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

(17)  LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

     The following table provides a reconciliation of the liability of loss and loss adjustment expense for the three years ended December 31, 2001:

                                                                 2001        2000       1999
                                                              ----------   --------   --------
Reserves for loss and loss adjustment expense at beginning
  of the year...............................................  $  944,117   $871,104   $460,511
Less reinsurance recoverables...............................     694,245    597,498    341,599
                                                              ----------   --------   --------
Net reserves at beginning of the year.......................     249,872    273,606    118,912
Net reserve adjustments from acquisition and disposition of
  subsidiaries..............................................         285        514     55,523
Effect on loss reserves of write off of ceded outstanding
  and incurred but not reported reinsurance recoverables....          --         --     82,343
Provision for loss and loss adjustment expense for claims
  occurring in the current year.............................     278,103    208,055    105,036
Increase (decrease) in estimated loss and loss adjustment
  expense for claims occurring in prior years...............     (10,713)    (9,585)     4,614
                                                              ----------   --------   --------
Incurred loss and loss adjustment expense, net of
  reinsurance...............................................     267,390    198,470    109,650
                                                              ----------   --------   --------
Loss and loss adjustment expense payments for claims
  occurring during:
Current year................................................     102,206     76,725     36,770
Prior years.................................................     102,244    145,993     56,052
                                                              ----------   --------   --------
Loss and loss adjustment expense payments, net of
  reinsurance...............................................     204,450    222,718     92,822
                                                              ----------   --------   --------
Net reserves at end of the year.............................     313,097    249,872    273,606
Plus reinsurance recoverables...............................     817,651    694,245    597,498
                                                              ----------   --------   --------
Reserves for loss and loss adjustment expense at end of the
  year......................................................  $1,130,748   $944,117   $871,104
                                                              ==========   ========   ========

     During 2001, we had net loss and loss adjustment expense redundancy of $10.7 million relating to prior year losses compared to a redundancy of $9.6 million in 2000 and a deficiency of $4.6 million in 1999. The deficiencies and redundancies in the reserves result from our continued review with our actuaries of our loss reserves and the increase or reduction of such reserves as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses, because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCC Life Insurance Company, Avemco Insurance Company and U.S. Specialty Insurance Company, because of the types of risks covered, are not considered to have significant environmental exposures. Therefore, we do not expect to experience any material development in reserves for environmental pollution claims.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED, IN THOUSANDS)

(18)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FOURTH QUARTER         THIRD QUARTER        SECOND QUARTER         FIRST QUARTER
                                        -------------------   -------------------   -------------------   -------------------
                                          2001       2000       2001       2000       2001       2000       2001       2000
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total revenue.........................  $132,192   $110,170   $137,621   $120,539   $120,556   $120,947   $115,092   $121,947
                                        ========   ========   ========   ========   ========   ========   ========   ========
Earnings (loss) before accounting
  change..............................  $ 23,837   $ 13,135   $(29,076)  $ 17,762   $ 20,258   $ 13,180   $ 15,178   $ 13,404
Cumulative effect of accounting
  change..............................        --         --         --         --         --         --         --     (2,013)
                                        --------   --------   --------   --------   --------   --------   --------   --------
Net earnings (loss)...................  $ 23,837   $ 13,135   $(29,076)  $ 17,762   $ 20,258   $ 13,180   $ 15,178   $ 11,391
                                        ========   ========   ========   ========   ========   ========   ========   ========
Basic earnings (loss) per share data:
Earnings (loss) before accounting
  change..............................  $   0.39   $   0.26   $  (0.49)  $   0.35   $   0.34   $   0.26   $   0.28   $   0.27
Cumulative effect of accounting
  change..............................        --         --         --         --         --         --         --      (0.04)
                                        --------   --------   --------   --------   --------   --------   --------   --------
Earnings (loss) per share.............  $   0.39   $   0.26   $  (0.49)  $   0.35   $   0.34   $   0.26   $   0.28   $   0.23
                                        ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares outstanding...    61,021     51,181     59,399     50,739     58,998     50,525     53,720     50,400
                                        ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings (loss) per share
  data:
Earnings (loss) before accounting
  change..............................  $   0.38   $   0.25   $  (0.49)  $   0.34   $   0.34   $   0.26   $   0.28   $   0.26
Cumulative effect of accounting
  change..............................        --         --         --         --         --         --         --      (0.04)
                                        --------   --------   --------   --------   --------   --------   --------   --------
Earnings (loss) per share.............  $   0.38   $   0.25   $  (0.49)  $   0.34   $   0.34   $   0.26   $   0.28   $   0.22
                                        ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares outstanding...    62,051     52,530     59,399     52,037     60,470     51,083     55,070     50,706
                                        ========   ========   ========   ========   ========   ========   ========   ========

     During the fourth quarter of 2000, we recorded a $2.9 million (net of income tax) increase in reserves of exited lines of business that were part of the 1999 The Centris Group, Inc. acquisition and a $1.0 million (net of income tax) restructuring expense. During the third quarter of 2001, we recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11; and 2) a $29.6 million charge (net of income tax) related to lines of business being exited. Included in the latter amount was a $15.0 million charge for the impairment of goodwill, which is not deductible for income tax purposes. The sum of the quarters earnings (loss) per share may not equal the annual amounts due to rounding.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:

     Our report on the consolidated financial statements of HCC Insurance Holdings, Inc., which included an emphasis paragraph related to a change in the Company's method of revenue recognition for certain contracts, effective January 1, 2000, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in Item 14(b) of this Form 10-K. These financial statement schedules are the responsibility of the Company's management.

     In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 19, 2002

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                               DECEMBER 31, 2001

COLUMN A                                                   COLUMN B   COLUMN C      COLUMN D
--------                                                   --------   --------   ---------------
                                                                                 AMOUNT AT WHICH
                                                                                  SHOWN IN THE
TYPE OF INVESTMENT                                           COST      VALUE      BALANCE SHEET
------------------                                         --------   --------   ---------------
                                                                      (IN THOUSANDS)
Fixed maturities:
  Bonds -- United States government and government
     agencies and authorities............................  $ 70,235   $ 71,368      $ 71,368
  Bonds -- states, municipalities and political
     subdivisions........................................    52,834     53,918        53,918
  Bonds -- special revenue...............................   147,956    151,740       151,740
  Bonds -- corporate.....................................   140,702    145,285       145,285
  Asset-backed and mortgage-backed securities............    97,684     98,628        98,628
  Bonds -- foreign government............................     4,263      4,489         4,489
                                                           --------   --------      --------
          Total fixed maturities.........................   513,674   $525,428       525,428
                                                           --------   ========      --------
Equity securities:
  Common stocks -- banks, trusts and insurance
     companies...........................................       738   $    700           700
  Common stocks -- industrial, miscellaneous and all
     other...............................................    13,057     13,065        13,065
  Non-redeemable preferred stocks........................     2,636      2,804         2,804
                                                           --------   --------      --------
          Total equity securities........................    16,431   $ 16,569        16,569
                                                           --------   ========      --------
Short-term investments...................................   338,904                  338,904
Other investments........................................     8,007                    7,565
                                                           --------                 --------
          TOTAL INVESTMENTS..............................  $877,016                 $888,466
                                                           ========                 ========

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                     ASSETS
Cash........................................................  $  8,719   $     58
Short-term investments......................................     1,497      3,488
Investment in subsidiaries..................................   734,067    616,031
Receivable from subsidiaries................................    12,754      1,437
Intercompany loans to subsidiaries..........................   190,167    126,325
Deferred Federal income tax.................................        --      1,711
Other assets................................................     5,732      3,974
                                                              --------   --------
          TOTAL ASSETS......................................  $952,936   $753,024
                                                              ========   ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................  $173,198   $207,500
Note payable to related party...............................     2,667      4,633
Deferred Federal income tax.................................     1,652         --
Accounts payable and accrued liabilities....................    11,966      9,961
                                                              --------   --------
          Total liabilities.................................   189,483    222,094
          Total shareholders' equity........................   763,453    530,930
                                                              --------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $952,936   $753,024
                                                              ========   ========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   ---------
Equity in earnings of subsidiaries..........................   $37,439     $62,416     $32,397
Interest income from subsidiaries...........................     5,019       9,160       4,165
Interest income.............................................       764         343         146
Other income................................................        13         146          73
                                                               -------     -------     -------
  Total revenue.............................................    43,235      72,065      36,781
Interest expense............................................     8,737      20,249      12,907
Other operating expense.....................................     1,600       1,582         266
                                                               -------     -------     -------
     Total expense..........................................    10,337      21,831      13,173
                                                               -------     -------     -------
     Earnings before income tax benefit.....................    32,898      50,234      23,608
Income tax expense (benefit)................................     2,701      (5,234)     (2,964)
                                                               -------     -------     -------
     NET EARNINGS...........................................   $30,197     $55,468     $26,572
                                                               =======     =======     =======

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2001        2000         1999
                                                              ---------   ---------   ----------
Net earnings................................................   $30,197     $55,468     $ 26,572
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment.....................      (279)       (172)         167
Gain in fair value of subsidiaries' foreign currency forward contracts recorded as a hedge, net of income tax charge of
  $13.......................................................        24          --           --
Investment gains (losses):
  Consolidated subsidiaries' investment gains (losses)
     during the year, net of deferred tax charge (benefit)
     of, $1,137 in 2001; $2,386 in 2000; and $(8,042) in
     1999...................................................     2,297       4,118      (15,271)
  Less consolidated subsidiaries' reclassification
     adjustments for (gains) losses included in net
     earnings, net of deferred tax (charge) benefit of
     $(138) in 2001; $1,862 in 2000; and $1,457 in 1999.....      (255)      3,459        2,707
                                                               -------     -------     --------
Other comprehensive income (loss)...........................     1,787       7,405      (12,397)
                                                               -------     -------     --------
          COMPREHENSIVE INCOME..............................   $31,984     $62,873     $ 14,175
                                                               =======     =======     ========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000       1999
                                                             ---------   --------   ---------
Cash flows from operating activities:
  Net earnings.............................................  $  30,197   $ 55,468   $  26,572
  Adjustment to reconcile net earnings to net cash provided
     (used) by operating activities:
  Undistributed net income of subsidiaries.................    (37,439)   (62,416)    (32,397)
  Change in deferred Federal income tax, net of tax effect
     of unrealized gain or loss............................      2,636       (885)        687
  Changes in other assets and other........................       (636)      (222)      1,768
  Amortization and depreciation............................      2,586        526         513
  Increase in accrued interest receivable added to
     intercompany loan balances............................       (835)    (5,160)     (4,035)
  Change in accounts payable and accrued liabilities.......      1,181     (5,286)     (7,819)
  Tax benefit from exercise of stock options...............     12,312      3,628       1,156
                                                             ---------   --------   ---------
       Cash provided (used) by operating activities........     10,002    (14,347)    (13,555)
Cash flows from investing activities:
  Sales of other operating investments.....................         --        307          --
  Cash contributions to subsidiaries.......................    (84,151)    (1,130)    (36,030)
  Purchase of subsidiaries.................................    (96,405)   (10,345)   (201,947)
  Change in short-term investments.........................      1,991     (3,093)      4,144
  Cost of investment acquired..............................         --         --      (2,898)
  Change in receivable from subsidiaries...................    (11,317)     4,403      10,084
  Intercompany loans to subsidiaries.......................     (1,275)   (16,509)    (27,404)
  Payments on intercompany loans to subsidiaries...........     34,674     42,838      66,595
  Cash dividends from subsidiaries.........................     17,255     21,598      93,228
                                                             ---------   --------   ---------
       Cash provided (used) by investing activities........   (139,228)    38,069     (94,228)
Cash flows from financing activities:
  Proceeds from note payable, net of costs.................    175,401     26,470     547,000
  Payments on notes payable................................   (216,523)   (57,042)   (433,600)
  Sale of common stock.....................................    192,831     17,235       3,627
  Dividends paid...........................................    (13,822)   (10,350)     (9,221)
                                                             ---------   --------   ---------
       Cash provided (used) by financing activities........    137,887    (23,687)    107,806
                                                             ---------   --------   ---------
     Net change in cash....................................      8,661         35          23
     Cash as of beginning of year..........................         58         23          --
                                                             ---------   --------   ---------
     CASH AS OF END OF YEAR................................  $   8,719   $     58   $      23
                                                             =========   ========   =========

                 See Notes to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

     (1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2000 and 1999 condensed financial information have been reclassified to conform with the 2001 presentation. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

     (2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to us for similar debt. As of December 31, 2001, the interest rate on intercompany loans was 5.0%.

                                                                      SCHEDULE 3

                          HCC INSURANCE HOLDINGS, INC.
                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

        COLUMN A              COLUMN B           COLUMN C         COLUMN D     COLUMN F      COLUMN G          COLUMN H
------------------------  -----------------   ---------------   ------------   --------   --------------     -------------------
                                                    (1)             (1)                        (2)
                                              DECEMBER 31,                              FOR THE YEARS ENDED DECEMBER 31,
                          -------------------------------------------------   --------------------------------------------------
                                                FUTURE POLICY                                               BENEFITS, CLAIMS,
                                              BENEFITS, LOSSES,                             NET               LOSSES AND
                           DEFERRED POLICY     CLAIMS AND LOSS   UNEARNED     PREMIUM   INVESTMENT            SETTLEMENT
        SEGMENTS          ACQUISITION COSTS       EXPENSES       PREMIUMS     REVENUE     INCOME               EXPENSES
------------------------  -----------------   ----------------- ----------- ----------------------------------------------------
2001
------------------------
Insurance Company.......       $15,390           $1,213,761       $179,530    $342,787       $30,766         $267,390
Underwriting Agency.....                                                                       5,202
Intermediary............                                                                       2,771
Other Operations........                                                                          85
Corporate...............                                                                         814
                               -------           ----------        --------    --------      -------         --------
Total...................       $15,390           $1,213,761        $179,530    $342,787      $39,638         $267,390
                               =======           ==========        ========    ========      =======         ========
2000
------------------------
Insurance Company.......       $ 9,095           $1,030,877        $190,550    $267,647      $27,948         $198,470
Underwriting Agency.....                                                                       7,547
Intermediary............                                                                       3,335
Other Operations........                                                                         476
Corporate...............                                                                         530
                               -------           ----------        --------    --------      -------         --------
Total...................       $ 9,095           $1,030,877        $190,550    $267,647      $39,836         $198,470
                               =======           ==========        ========    ========      =======         ========
1999
------------------------
Insurance Company.......       $   658           $  966,864        $188,524    $141,362      $23,400         $109,650
Underwriting Agency.....                                                                       4,186
Intermediary............                                                                       2,504
Other Operations........                                                                         424
Corporate...............                                                                         432
                               -------           ----------        --------    --------      -------         --------
Total...................       $   658           $  966,864        $188,524    $141,362      $30,946         $109,650
                               =======           ==========        ========    ========      =======         ========

                                                          COLUMN I             COLUMN J             COLUMN K
                                                         ---------             --------            ----------
                                                                                  (3)
                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                       -----------------------------------------------------
                                                       AMORTIZATION OF
                                                       DEFERRED POLICY             OTHER
                                                         ACQUISITION             OPERATING          PREMIUM
                                                           COSTS                  EXPENSES          WRITTEN
                                                        -------------           -----------        ----------
2001
------------------------
Insurance Company.......                                    $27,923               $ 53,250           $372,958
Underwriting Agency.....                                                            51,766
Intermediary............                                                            31,409
Other Operations........                                                             5,995
Corporate...............                                                            (1,539)
                                                            -------               --------           --------
Total...................                                    $27,923               $140,881           $372,958
                                                            =======               ========           ========
2000
------------------------
Insurance Company.......                                    $23,743               $ 19,849           $283,788
Underwriting Agency.....                                                            69,092
Intermediary............                                                            31,078
Other Operations........                                                            15,755
Corporate...............                                                               586
                                                            -------               --------           --------
Total...................                                    $23,743               $136,360           $283,788
                                                            =======               ========           ========
1999
------------------------
Insurance Company.......                                    $ 8,177               $ 63,963           $139,924
Underwriting Agency.....                                                            63,325
Intermediary............                                                            32,661
Other Operations........                                                            16,399
Corporate...............                                                              (417)
                                                            -------               --------           --------
Total...................                                    $ 8,177               $175,931           $139,924
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

Note: Column E is omitted because we have no other policy claims and benefits payable.

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.

                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)

          COLUMN A             COLUMN B      COLUMN C          COLUMN D        COLUMN E       COLUMN F
---------------------------------------------------------------------------------------------------------
                                                                                             PERCENT OF
                                DIRECT    CEDED TO OTHER     ASSUMED FROM                      AMOUNT
                                AMOUNT       COMPANIES      OTHER COMPANIES   NET AMOUNT   ASSUMED TO NET
                               --------   ---------------   ---------------   ----------   --------------
For the year ended December
  31, 2001:
Life insurance in force......  $597,886      $597,310          $      0        $    576           0%
                               ========      ========          ========        ========         ===
Earned premium:
Property and liability
  insurance..................  $284,488      $229,791          $ 95,342        $150,039          64%
Accident and health
  insurance..................   505,405       435,549           122,892         192,748          64%
                               --------      --------          --------        --------
  Total......................  $789,893      $665,340          $218,234        $342,787          64%
                               ========      ========          ========        ========         ===
For the year ended December
  31, 2000:
Life insurance in force......  $633,988      $633,851          $      0        $137,000           0%
                               ========      ========          ========        ========         ===
Earned premium:
Property and liability
  insurance..................  $290,928      $285,020          $ 92,253        $ 98,161          94%
Accident and health
  insurance..................   372,530       421,928           218,884         169,486         129%
                               --------      --------          --------        --------
  Total......................  $663,458      $706,948          $311,137        $267,647         116%
                               ========      ========          ========        ========         ===
For the year ended December
  31, 1999:
Life insurance in force......  $832,305      $799,573          $      0        $ 32,732           0%
                               ========      ========          ========        ========         ===
Earned premium:
Property and liability
  insurance..................  $230,879      $277,089          $127,495        $ 81,285         157%
Accident and health
  insurance..................    63,251       169,782           166,608          60,077         277%
                               --------      --------          --------        --------
  Total......................  $294,130      $446,871          $294,103        $141,362         208%
                               ========      ========          ========        ========         ===

                                                                      SCHEDULE 5

                          HCC INSURANCE HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               2001      2000       1999
                                                              -------   -------   --------
Reserve for uncollectible reinsurance:
  Balance as of beginning of year...........................  $ 4,057   $ 5,541   $  2,499
  Total provision charged to expense........................    1,119       465     43,650
  Total amounts written off.................................       --    (1,949)   (40,608)
                                                              -------   -------   --------
     BALANCE AS OF END OF YEAR..............................  $ 5,176   $ 4,057   $  5,541
                                                              =======   =======   ========
Allowance for doubtful accounts:
  Balance as of beginning of year...........................  $ 3,325   $ 1,729   $    284
  Acquisitions of subsidiaries..............................      453        --        629
  Total provision charged to expense........................    2,366     2,815      1,171
  Total amounts written off.................................   (3,365)   (1,219)      (355)
                                                              -------   -------   --------
     BALANCE AS OF END OF YEAR..............................  $ 2,779   $ 3,325   $  1,729
                                                              =======   =======   ========

                               INDEX TO EXHIBITS

     (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

EXHIBIT
NUMBER
-------
(A)3.1    --   Bylaws of HCC Insurance Holdings, Inc., as amended.
(B)3.2    --   Restated Certificate of Incorporation and Amendment of
               Certificate of Incorporation of HCC Insurance Holdings,
               Inc., filed with the Delaware Secretary of State on July 23,
               1996 and May 21, 1998, respectively.
(A)4.1    --   Specimen of Common Stock Certificate, $1.00 par value, of
               HCC Insurance Holdings, Inc.
(C)10.1   --   Share Purchase Agreement dated January 29, 1999, among HCC
               Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
               Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
               Marshall Rattner, Inc., John Smith and Keith W. Steed.
(D)10.2   --   Agreement and Plan of Merger dated as of October 11, 1999
               among HCC Insurance Holdings, Inc., Merger Sub of Delaware,
               Inc. and The Centris Group, Inc.
(E)10.3   --   Agreement and Plan of Merger dated as of January 19, 2001
               among HCC Insurance Holdings, Inc., HCC Employee Benefits,
               Inc. and James Scott Schanen, Lisa Rae Schanen, Conor
               Schanen qsst, Austin Schanen qsst, Kevin Tolbert and Schanen
               Consulting Corporation.
(F)10.4   --   Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of December 17, 1999 among HCC Insurance Holdings, Inc.;
               Wells Fargo Bank (Texas), National Association; Bank of
               America, N.A.; Bank of New York; Bank One, N.A.; First Union
               National Bank; and Dresdner Bank AG, New York and Grand
               Cayman Branches.
  10.5    --   Amendment to Loan Agreement dated as of August 11, 2000
               among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; The Bank of New York; Bank One, N.A.;
               and Dresdner Bank AG, New York and Grand Cayman Branches.
  10.6    --   Second Amendment to Loan Agreement dated as of June 6, 2001 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; and The Bank of New York.
(G)10.7   --   HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock
               Option Plan.
(I)10.8   --   HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
               Plan, as amended and restated.
(I)10.9   --   HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
               as amended and restated.
(I)10.10  --   HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
               as amended and restated.
(I)10.11  --   HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock
               Option Plan, as amended and restated.
(J)10.12  --   HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
  10.13   --   Form of Incentive Stock Option Agreement under the HCC
               Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
(C)10.14  --   Employment Agreement effective as of January 1, 1999,
               between HCC Insurance Holdings, Inc. and Stephen L. Way.
(H)10.15  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and John N. Molbeck,
               Jr.
(E)10.16  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and Benjamin D. Wilcox.
(E)10.17  --   Employment Agreement effective as of January 5, 2000,
               between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
  10.18   --   Employment Agreement effective as of January 1, 2002,
               between HCC Insurance Holdings, Inc. and Edward H. Ellis,
               Jr.

EXHIBIT
NUMBER
-------
  10.19   --   Employment Agreement effective as of October 1, 2000 between
               HCC Insurance Holdings, Inc. and Christopher L. Martin as
               amended effective as of January 1, 2002.
  12      --   Statement Regarding Computation of Ratios
  21      --   Subsidiaries of HCC Insurance Holdings, Inc.
  23      --   Consent of Independent Accountants -PricewaterhouseCoopers
               LLP dated March 29, 2002.
  24      --   Powers of Attorney

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

(C) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1999.

(D)  Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
     Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.

(E) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2000.

(F) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(H) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 2000.

(I) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(J) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Definitive Proxy Statement for the May 24, 2001 Annual Meeting of Shareholders filed April 26, 2001.