Form 10-Q
period 2002-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2002-05-15
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2002.

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

On May 7, 2002, there were 62.2 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX


                                                                                     PAGE NO.
                                                                                     --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       March 31, 2002 and December 31, 2001 .........................    3

                  Condensed Consolidated Statements of Earnings
                       For the three months ended March 31, 2002 and 2001 ...........    4

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the three months ended March 31, 2002 and for
                       the year ended December 31, 2001 .............................    5

                  Condensed Consolidated Statements of Cash Flows
                       For the three months ended March 31, 2002 and 2001 ...........    7

                  Notes to Condensed Consolidated Financial Statements ..............    8

         Item 2.  Management's Discussion and Analysis ..............................   19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........   23

Part II. OTHER INFORMATION ..........................................................   24

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                      Condensed Consolidated Balance Sheets

                            (unaudited, in thousands)

                                   ----------

                                                                         March 31, 2002   December 31, 2001
                                                                         --------------   -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2002 - $533,546; 2001 - $513,674)                          $      540,787   $         525,428
   Marketable equity securities, at market
      (cost:  2002 - $15,297;  2001 - $16,431)                                   15,241              16,569
   Short-term investments, at cost, which approximates market                   340,097             338,904
   Other investments, at estimated fair value
      (cost:  2002 - $13,023;  2001 - $8,007)                                    12,492               7,565
                                                                         --------------   -----------------
      Total investments                                                         908,617             888,466

Cash                                                                             12,812              16,891
Restricted cash                                                                 154,234             138,545
Premium, claims and other receivables                                           656,679             665,965
Reinsurance recoverables                                                        898,511             899,128
Ceded unearned premium                                                           73,628              71,140
Ceded life and annuity benefits                                                  82,654              83,013
Deferred policy acquisition costs                                                36,986              32,071
Property and equipment, net                                                      51,899              52,486
Goodwill                                                                        315,206             315,318
Other assets                                                                     44,334              56,097
                                                                         --------------   -----------------

      TOTAL ASSETS                                                       $    3,235,560   $       3,219,120
                                                                         ==============   =================

LIABILITIES

Loss and loss adjustment expense payable                                 $    1,147,848   $       1,130,748
Life and annuity policy benefits                                                 82,654              83,013
Reinsurance balances payable                                                     91,784              88,637
Unearned premium                                                                191,668             179,530
Deferred ceding commissions                                                      18,557              16,681
Premium and claims payable                                                      678,029             717,159
Notes payable                                                                   179,523             181,928
Accounts payable and accrued liabilities                                         57,668              57,971
                                                                         --------------   -----------------

      Total liabilities                                                       2,447,731           2,455,667

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2002 - 62,023; 2001 - 61,438)                  62,023              61,438
Additional paid-in capital                                                      409,636             402,089
Retained earnings                                                               312,831             293,426
Accumulated other comprehensive income                                            3,339               6,500
                                                                         --------------   -----------------

      Total shareholders' equity                                                787,829             763,453
                                                                         --------------   -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $    3,235,560   $       3,219,120
                                                                         ==============   =================


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                   ----------

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                   ----------


                                                         For the three months ended March 31,
                                                            2002                      2001
                                                        ------------              ------------
REVENUE

Net earned premium                                      $    111,478              $     71,921
Management fees                                               19,412                    15,750
Commission income                                             10,160                    14,641
Net investment income                                          8,694                    10,632
Net realized investment gain (loss)                              502                      (824)
Other operating income                                         1,463                     2,972
                                                        ------------              ------------
      Total revenue                                          151,709                   115,092

EXPENSE

Loss and loss adjustment expense                              68,331                    48,542

Operating expense:
   Policy acquisition costs, net                              13,054                     4,274
   Compensation expense                                       19,626                    18,619
   Other operating expense                                    12,600                    14,415
                                                        ------------              ------------
      Net operating expense                                   45,280                    37,308

Interest expense                                               2,378                     3,347
                                                        ------------              ------------
      Total expense                                          115,989                    89,197
                                                        ------------              ------------
      Earnings before income tax provision                    35,720                    25,895
Income tax provision                                          12,438                    10,717
                                                        ------------              ------------
        Net earnings                                    $     23,282              $     15,178
                                                        ============              ============
BASIC EARNINGS PER SHARE DATA:
Earnings per share                                      $       0.38              $       0.28
                                                        ============              ============
Weighted average shares outstanding                           61,936                    53,720
                                                        ============              ============
DILUTED EARNINGS PER SHARE DATA:
Earnings per share                                      $       0.37              $       0.28
                                                        ============              ============

Weighted average shares outstanding                           62,713                    55,070
                                                        ============              ============

Cash dividends declared, per share                      $     0.0625              $       0.06
                                                        ============              ============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 2002 and
                      for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                   ----------

                                                                                                  Accumulated
                                                                      Additional                     other          Total
                                                           Common      paid-in       Retained    comprehensive   shareholders'
                                                            stock      capital       earnings        income         equity
                                                          ---------   ----------   ----------    -------------   -------------
BALANCE AS OF DECEMBER 31, 2000                           $  51,342   $  196,999    $ 277,876    $       4,713   $     530,930

Net earnings                                                     --           --       30,197               --          30,197

Other comprehensive income                                       --           --           --            1,787           1,787
                                                                                                                 -------------
     Comprehensive income                                                                                               31,984

6,900 shares of common stock issued
  in public offering, net of costs                            6,900      145,505           --               --         152,405

2,715 shares of common stock issued for
  exercise of options, including tax benefit of
  $12,312                                                     2,715       50,023           --               --          52,738

300 shares of common stock issued
  for purchased companies                                       300        8,031           --               --           8,331

Issuance of 114 shares of
  contractually issuable common stock                           114         (114)          --               --              --

Issuance of 67 shares of
  contingently issuable common stock                             67        1,645           --               --           1,712

Cash dividends declared, $0.245 per share                        --           --      (14,647)              --         (14,647)
                                                          ---------   ----------    ---------    -------------   -------------

    BALANCE AS OF DECEMBER 31, 2001                       $  61,438   $  402,089    $ 293,426    $       6,500   $     763,453
                                                          =========   ==========    =========    =============   =============


See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the three months ended March 31, 2002 and
                      for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                   (continued)

                                   ----------

                                                                                                Accumulated
                                                                     Additional                     other           Total
                                                          Common       paid-in      Retained    comprehensive    shareholders'
                                                           stock       capital      earnings    income (loss)       equity
                                                        ----------   ----------    ---------    -------------    -------------
BALANCE AS OF DECEMBER 31, 2001                         $   61,438   $  402,089    $ 293,426    $       6,500    $     763,453

Net earnings                                                    --           --       23,282               --           23,282

Other comprehensive income (loss)                               --           --           --           (3,161)          (3,161)
                                                                                                                 -------------
     Comprehensive income                                                                                               20,121

482 shares of common stock issued for exercise
  of options, including tax benefit of $1,562                  482        7,650           --               --            8,132

Issuance of 103 shares of contractually issuable
  common stock                                                 103         (103)          --               --               --

Cash dividends declared, $0.0625 per share                      --           --       (3,877)              --           (3,877)
                                                        ----------   ----------    ---------    -------------    -------------

     BALANCE AS OF MARCH 31, 2002                       $   62,023   $  409,636    $ 312,831    $       3,339    $     787,829
                                                        ==========   ==========    =========    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                 Condensed Consolidated Statements of Cash Flows

                            (unaudited, in thousands)

                                    --------


                                                                              For the three months ended March 31,
                                                                                2002                         2001
                                                                             ---------                    ---------
Cash flows from operating activities:
  Net earnings                                                               $  23,282                    $  15,178
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                            9,286                       11,586
      Change in reinsurance recoverables                                           617                      (44,544)
      Change in ceded unearned premium                                          (2,488)                      19,280
      Change in loss and loss adjustment expense payable                        17,100                       46,605
      Change in reinsurance balances payable                                     3,147                      (28,057)
      Change in unearned premium                                                12,138                      (20,009)
      Change in premium and claims payable, net of restricted cash             (54,819)                      20,049
      Depreciation and amortization expense                                      2,747                        4,521
      Other, net                                                                 2,092                       (5,502)
                                                                             ---------                    ---------
         Cash provided by operating activities                                  13,102                       19,107

Cash flows from investing activities:
  Sales of fixed income securities                                              68,311                       43,806
  Maturity or call of fixed income securities                                    9,812                        6,670
  Sales of equity securities                                                     1,189                           --
  Change in short-term investments                                              (1,193)                     (14,027)
  Cost of securities acquired                                                  (92,951)                     (60,598)
  Purchases of property and equipment                                           (1,325)                      (1,299)
                                                                             ---------                    ---------
      Cash used by investing activities                                        (16,157)                     (25,448)

Cash flows from financing activities:
  Sale of common stock,  net of costs                                            6,570                      156,524
  Payments on notes payable                                                     (2,527)                    (154,500)
  Dividends paid and other, net                                                 (5,067)                      (3,023)
                                                                             ---------                    ---------
      Cash used by financing activities                                         (1,024)                        (999)
                                                                             ---------                    ---------

      Net change in cash                                                        (4,079)                      (7,340)

      Cash at beginning of period                                               16,891                       13,991
                                                                             ---------                    ---------

      CASH AT END OF PERIOD                                                  $  12,812                    $   6,651
                                                                             =========                    =========

See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. and its subsidiaries ("we," "us" and "our") provide specialized property and casualty and accident and health insurance coverages, underwriting agency and intermediary services to commercial customers and individuals. Our lines of business include group life, accident and health; aviation; property, marine and offshore energy; and other specialty insurance and reinsurance. We operate primarily in the United States and in the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2001, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

      Income Tax

      For the three months ended March 31, 2002 and 2001, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, tax exempt municipal bond interest and, in 2001, differences in goodwill amortization.

      Subsequent Event

      During April 2002, we drew down $40.0 million on our bank line of credit and made a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(1)   GENERAL INFORMATION, CONTINUED

      Effects of Recent Accounting Pronouncements

      Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units no later than June 30, 2002. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any, to be reported no later than December 31, 2002. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 will not be amortized. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it does impact our results of operations. Based upon our preliminary review of the impact of SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing, we believe it is unlikely that we will have to record an impairment charge. However, we are still in the process of completing the valuations.

      During the first quarter of 2002, we performed a preliminary review of our reporting units in accordance with SFAS No. 142. A reporting unit is defined by SFAS No. 142 (paragraph 30) as "...an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component." We review internal financial information on a subsidiary-by-subsidiary basis within each operating segment. SFAS No. 142 requires aggregation of two or more components into a reporting unit if the components have similar economic characteristics. For the insurance companies we believe we will aggregate the subsidiaries into two reporting units: 1) insurance companies licensed in the United States, and 2) United States surplus lines and all other insurance companies. With respect to the underwriting agencies and intermediaries, we believe the individual subsidiaries will be separate reporting units. However, we are still in the process of completing our analysis.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                (unaudited, in thousands, except per share data)

                                   (continued)

(1)   GENERAL INFORMATION, CONTINUED

      The tables below reconcile net earnings and earnings per share we reported to adjusted amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2001 instead of January 1, 2002:

                                                                   For the three months ended March 31,
                                                                       2002                    2001
                                                                   ------------            ------------
        Net earnings:
           Reported net earnings                                   $     23,282            $     15,178
           Add back goodwill amortization                                    --                   2,823
           Add back license amortization                                     --                     217
           Less tax benefit from goodwill amortization                       --                    (273)
                                                                   ------------            ------------

              ADJUSTED NET INCOME                                  $     23,282            $     17,945
                                                                   ============            ============

        Basic earnings per share:

           Reported basic earnings per share                       $       0.38            $       0.28
           Add back amortization, net of tax effect                          --                    0.05
                                                                   ------------            ------------

              ADJUSTED BASIC EARNINGS PER SHARE                    $       0.38            $       0.33
                                                                   ============            ============

        Diluted earnings per share:

           Reported diluted earnings per share                     $       0.37            $       0.28
           Add back amortization, net of tax effect                          --                    0.05
                                                                   ------------            ------------

              ADJUSTED DILUTED EARNINGS PER SHARE                  $       0.37            $       0.33
                                                                   ============            ============

      The following tables show the balances of our intangible assets, which are included in other assets on our condensed consolidated balance sheets, after our adoption of SFAS No. 142 effective January 1, 2002:

        Intangible assets not subject to amortization--
            insurance company and other licenses                        $  6,792
                                                                        ========

        Intangible assets subject to amortization:
            Gross amounts recorded                                      $ 10,231
            Less accumulated amortization                                   (722)
                                                                        --------

               NET INTANGIBLE ASSETS SUBJECT TO AMORTIZATION            $  9,509
                                                                        ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(1)   GENERAL INFORMATION, CONTINUED

      Amortization of intangible assets which are subject to amortization under SFAS No. 142 amounted to $0.9 million during the first quarter of 2002. There was an insignificant amount of amortization for the first quarter of 2001, as substantially all of our intangible assets subject to amortization were acquired in our October 2001 acquisitions. Estimated amortization expense for 2002 and future years as of January 1, 2002 are as follows:

          2002                                  $         3,267
          2003                                            2,294
          2004                                            1,477
          2005                                              972
          2006                                              367
          Thereafter                                      1,132
                                                ---------------

             TOTAL                              $         9,509
                                                ===============

      Reclassifications

      Certain amounts in our 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

(2)   REINSURANCE

      In the normal course of business our insurance companies cede a portion of their premium to non-affiliated domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements for the purpose of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. The following table represents the effect of such reinsurance transactions on premium and loss and loss adjustment expense:

                                                                             Loss and Loss
                                                    Written      Earned        Adjustment
                                                    Premium      Premium        Expense
                                                   ---------    ---------    -------------
For the three months ended March 31, 2002:
Direct business                                    $ 192,090    $ 184,559    $     143,216
Reinsurance assumed                                   55,678       49,528           19,100
Reinsurance ceded                                   (125,496)    (122,609)         (93,985)
                                                   ---------    ---------    -------------

      NET AMOUNTS                                  $ 122,272    $ 111,478    $      68,331
                                                   =========    =========    =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(2)   REINSURANCE, CONTINUED


                                                                               Loss and Loss
                                                      Written      Earned        Adjustment
                                                      Premium      Premium        Expense
                                                     ---------    ---------    -------------
For the three months ended March 31, 2001:
Direct business                                      $ 181,952    $ 196,410    $     130,066
Reinsurance assumed                                     47,262       51,479          100,204
Reinsurance ceded                                     (156,709)    (175,968)        (181,728)
                                                     ---------    ---------    -------------
      NET AMOUNTS                                    $  72,505    $  71,921    $      48,542
                                                     =========    =========    =============


      The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                    March 31, 2002    December 31, 2001
                                                                    --------------    -----------------
Reinsurance recoverable on paid losses                              $       80,216    $          86,653
Reinsurance recoverable on outstanding losses                              406,432              414,428
Reinsurance recoverable on incurred but not reported losses                418,937              403,223
Reserve for uncollectible reinsurance                                       (7,074)              (5,176)
                                                                    --------------    -----------------

      TOTAL REINSURANCE RECOVERABLES                                $      898,511    $         899,128
                                                                    ==============    =================

      Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                                 March 31, 2002   December 31, 2001
                                 --------------   -----------------
Payables to reinsurers           $      197,354   $         199,581
Letters of credit                       144,896             145,796
Cash deposits                            15,957              14,851
                                 --------------   -----------------

      TOTAL CREDITS              $      358,207   $         360,228
                                 ==============   =================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(2)  REINSURANCE, CONTINUED

      We have a reserve of $7.1 million as of March 31, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. During the first three months of 2002, we increased the reserve for uncollectible reinsurance by $1.9 million. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

      A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due to us are significantly less than the gross balances shown in our consolidated balance sheets. The final resolution of claims, litigation and arbitrations with respect to reinsurance matters to which we are a party may extend over several years. They are more fully discussed in our Form 10-K for the year ended December 31, 2001 and there has been no material change during 2002.

(3)   SEGMENT AND GEOGRAPHIC INFORMATION

      The performance of each segment is evaluated based upon net earnings and is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

      Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our underwriting agencies, respectively, into the operations of our insurance companies. Policies incepting on or after the effective dates, along with associated expenses, will be reported in the insurance company segment. The administration of all policies incepting before the effective dates, which are now in run off, along with associated expenses, will continue to be reported in the underwriting agency segment. This consolidation will affect the comparability of segment information between periods.

      SFAS No. 142, which we adopted effective January 1, 2002, required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the comparability of certain segment information between periods. Adjusted segment information for the three months ended March 31, 2001, as if we had adopted SFAS No. 142 as of January 1, 2001, is shown in the 2001 table.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                               Insurance   Underwriting                     Other
                                                Company       Agency       Intermediary   Operations      Corporate       Total
                                             -----------------------------------------------------------------------------------
For the three months ended March 31, 2002:
Revenue:
   Domestic                                  $   103,413     $  19,706     $   5,139      $     293      $     613     $ 129,164
   Foreign                                        16,795           507         5,243             --             --        22,545
   Inter-segment                                      --         6,135           256             --             --         6,391
                                             -----------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                  $   120,208     $  26,348     $  10,638      $     293      $     613       158,100
                                             =====================================================================
   Inter-segment revenue                                                                                                  (6,391)
                                                                                                                       ---------
      CONSOLIDATED TOTAL REVENUE                                                                                       $ 151,709
                                                                                                                       =========



Net earnings:
   Domestic                                  $    14,364     $   5,235     $     565      $      65      $   1,348     $  21,577
   Foreign                                           536           258         1,144             --             --         1,938
                                             -----------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS             $    14,900     $   5,493     $   1,709      $      65      $   1,348        23,515
                                             =====================================================================
   Inter-segment eliminations                                                                                               (233)
                                                                                                                       ---------
      CONSOLIDATED NET EARNINGS                                                                                     $     23,282
                                                                                                                       =========

Other items:
   Net investment income                     $     7,692     $     715     $     222      $      20      $      45     $   8,694
   Depreciation and amortization                     758         1,607            86             50            246         2,747
   Interest expense (benefit)                         73         1,986           644             --           (325)        2,378
   Capital expenditures                              502           424           290             --            109         1,325

   Income tax provision  (benefit)                 7,319         3,137         1,701             (9)           449        12,597
   Inter-segment eliminations                                                                                               (159)
                                                                                                                       ---------
      CONSOLIDATED INCOME TAX PROVISION                                                                              $    12,438
                                                                                                                       =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                   Insurance    Underwriting                       Other
                                                    Company        Agency        Intermediary    Operations  Corporate      Total
                                                   --------------------------------------------------------------------------------
For the three months ended March 31, 2001:

Revenue:
   Domestic                                        $  72,128    $      17,030   $        7,075   $   2,432   $     112    $  98,777
   Foreign                                             7,110              623            8,582          --          --       16,315
   Inter-segment                                          --            4,521               75         559          --        5,155
                                                   --------------------------------------------------------------------------------
        TOTAL SEGMENT REVENUE                      $  79,238    $      22,174   $       15,732   $   2,991   $     112      120,247
                                                   ===================================================================
   Inter-segment revenue                                                                                                     (5,155)
                                                                                                                          ---------
        CONSOLIDATED TOTAL REVENUE                                                                                        $ 115,092
                                                                                                                          =========



Net earnings (loss):
   Domestic                                        $   7,102    $       4,018   $        1,975   $     516   $     (55)   $  13,556
   Foreign                                              (654)             248            1,624          --          --        1,218
                                                   --------------------------------------------------------------------------------
        TOTAL SEGMENT NET EARNINGS (LOSS)          $   6,448    $       4,266   $        3,599   $     516   $     (55)      14,774
                                                   ===================================================================
   Inter-segment eliminations                                                                                                   404
                                                                                                                          ---------
        CONSOLIDATED NET EARNINGS                                                                                         $  15,178
                                                                                                                          =========


   Net effect of goodwill and
          intangible asset amortization            $     569    $       1,408   $          790   $      --   $      --    $   2,767
                                                   --------------------------------------------------------------------------------
        ADJUSTED SEGMENT NET EARNINGS (LOSS)       $   7,017    $       5,674   $        4,389   $     516   $     (55)      17,541
                                                   ===================================================================
   Inter-segment eliminations                                                                                                   404
                                                                                                                          ---------
        ADJUSTED CONSOLIDATED NET EARNINGS                                                                                $  17,945
                                                                                                                          =========

Other items:
   Net investment income                           $   7,694    $       1,815   $        1,015   $      38   $      70    $  10,632
   Depreciation and amortization                       1,400            2,055              886          36         144        4,521
   Interest expense                                        3            1,348            1,093          --         903        3,347
   Capital expenditures                                  685              311              141          48         114        1,299

   Income tax provision                                2,395            3,239            3,382         310       1,150       10,476
   Inter-segment eliminations                                                                                                   241
                                                                                                                          ---------
        CONSOLIDATED INCOME TAX PROVISION                                                                                 $  10,717
                                                                                                                          =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

      The following tables present revenue by line of business within each operating segment for the periods indicated:

                                                      For the three months ended March 31,
                                                         2002                      2001
                                                     -------------             -------------
     Insurance company:
         Group life, accident and health             $      64,884             $      40,261
         Aviation                                           25,183                    20,342
         Property, marine and offshore energy                8,182                     3,979
         Other specialty lines of business                   6,338                     2,475
                                                     -------------             -------------
           SUBTOTAL                                        104,587                    67,057

         Discontinued lines of business                      6,891                     4,864
                                                     -------------             -------------
           TOTAL NET EARNED PREMIUM                  $     111,478             $      71,921
                                                     =============             =============
      Underwriting agency:
         Group life, accident and health             $      11,733             $      13,377
         Property and casualty                               7,679                     2,373
                                                     -------------             -------------
           TOTAL MANAGEMENT FEES                     $      19,412             $      15,750
                                                     =============             =============

      Intermediary:
         Group life, accident and health             $       8,022             $      11,291
         Property and casualty                               2,138                     3,350
                                                     -------------             -------------
           TOTAL COMMISSION INCOME                   $      10,160             $      14,641
                                                     =============             =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                               For the three months ended March 31,
                                                                    2002                  2001
                                                               --------------        --------------
Net earnings                                                   $       23,282        $       15,178
                                                               ==============        ==============

Reconciliation of number of shares outstanding:

Shares of common stock outstanding at period end                       62,023                58,679
Effect of common shares issued during the period                         (139)               (5,114)
Common shares contractually issuable in the future                         52                   155
                                                               --------------        --------------

   Weighted average common shares outstanding                          61,936                53,720

Additional dilutive effect of outstanding options
   (as determined by the application of the treasury
   stock method)                                                          777                 1,350
                                                               --------------        --------------

   Weighted average common shares and potential
    common shares outstanding                                          62,713                55,070
                                                               ==============        ==============


      As of March 31, 2002, there were approximately 0.4 million options that were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

 (5)  SUPPLEMENTAL INFORMATION


      Supplemental information for the three months ended March 31, 2002 and 2001, is summarized below:


                                                                 2002        2001
                                                               ---------   ---------
Interest paid                                                  $   2,070   $   6,001
Income tax paid                                                    1,565       3,481
Comprehensive income                                              20,121      18,932
Ceding commissions netted with policy acquisition costs           33,211      52,762


(6)   COMMITMENTS AND CONTINGENCIES

      In addition to the matters discussed in Note (2), Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of these lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of any such lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.

MANAGEMENT'S DISCUSSION AND ANALYSIS

Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" became effective for us on January 1, 2002 and required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the comparability of financial results between periods. See "Effects of Recent Accounting Pronouncements" for additional information.

Three months ended March 31, 2002 versus three months ended March 31, 2001

Results of Operations

Total revenue increased 32% to $151.7 million for the first quarter of 2002 from $115.1 million for the same period in 2001. The revenue increase resulted principally from increased business and greater retention levels in the insurance company segment, which was partially offset by reductions in the intermediary and other operations segments as a result of lower commission income due to market conditions and less other operating income as a result of the sale of operations in 2001.

Net investment income decreased to $8.7 million for the first quarter of 2002 from $10.6 million for the same period in 2001. This decrease was due to the decrease in interest rates partially offset by the higher level of invested assets which resulted from cash flow provided by operating activities. Cash flow provided by operating activities continued to be positive for the first quarter of 2002, but was somewhat lower than the same period in 2001. This difference is due to relative timing of premium receipts and payments for the related payable amounts and our increased retention of business. We expect cash flow provided by operating activities to improve thereby increasing net investment income, but the increase could be substantially offset by the effect of lower interest rates.

Compensation expense increased to $19.6 million during the first quarter of 2002 from $18.6 million for the same period in 2001. An increase of $3.2 million is due to agency subsidiaries acquired in October, 2001. This is somewhat offset by a decrease of $1.4 million from subsidiaries sold during the third quarter of 2001.

Other operating expense decreased to $12.6 million during the first quarter of 2002 compared to the $14.4 million in 2001. The decrease in other operating expenses results principally from the decrease in the amortization of goodwill and intangible assets and expense savings partially offset by the effect of operations bought and sold subsequent to March 31, 2001.

Interest expense was $2.4 million for the first quarter of 2002 compared to $3.3 million for the same period in 2001. The decrease is due to lower interest rates on our outstanding debt. Included in the 2002 amount is $1.1 million representing the amortization of underwriting discounts and expenses of our August 2001 issuance of 2% convertible notes. Such amortization will be completed September 1, 2002.

Income tax expense was $12.4 million for the first quarter of 2002 compared to $10.7 million for the same period in 2001. Our effective tax rate was 35% in the 2002 quarter compared to 41% in 2001. Part of the reduction in the effective tax rate is due to the fact that goodwill is not being amortized during 2002 and most of the 2001 amortization of goodwill was not deductible for income tax purposes. Also, a greater percentage of our income in 2002 is from the insurance company segment, which has a lower effective tax rate.

Net earnings increased 53% to $23.3 million, or $0.37 per diluted share, for the first quarter of 2002 from $15.2 million, or $0.28 per diluted share, for the same period in 2001. The increase in net earnings resulted from a much improved underwriting performance by the insurance company segment, which more than offset the reductions in the intermediary and other operations segments, and from the non-amortization of goodwill in accordance with SFAS No. 142. Had we adopted SFAS No. 142 effective January 1, 2001 our net income for the first quarter of 2001 would have increased $2.8 million, or $0.05 per diluted share. The percentage increase in net earnings was greater than the increase in earnings per share as our shares outstanding increased due to our March 2001 public offering and the shares issued during the past year in connection with the exercise of options.

Our book value per share was $12.69 as of March 31, 2002, up from $12.40 as of December 31, 2001.

SEGMENTS

Insurance Companies

Gross written premium increased 8% to $247.8 million for the first quarter of 2002 from $229.2 million for the same period in 2001 due to the following:

         o Increases in the property, marine and offshore energy line of business written by the London branch of Houston Casually Company as rates are improving;

         o Utilizing our insurance companies as the issuing carriers on directors and officers liability and professional liability business written by Professional Indemnity Agency, Inc., an underwriting agency we acquired in October, 2001; and

         o        An increase in rates on non-U.S. aviation business.

These increases were partially offset by decreases in lines of businesses we are no longer underwriting. Net written premium for the first quarter of 2002 increased 69% to $122.3 million from $72.5 million for the same period in 2001, as our insurance companies have increased retention on the medical stop-loss business written in 2002, and to a lesser extent property, marine and offshore energy, in addition to the effect of the increases in gross premium described above. Net earned premium increased 55% to $111.5 million for the same reasons. The increase in net written premium and net earned premium is expected to continue.

Loss and loss adjustment expense was $68.3 million for the first quarter of 2002 compared to $48.5 million for the same period in 2001. The net loss ratio decreased to 61.3% for the first quarter of 2002 from 67.5% for the same period in 2001. Improved underwriting results were experienced in all of our lines of business with the medical stop-loss part of the group life, accident and health line of business being the largest contributor to the improvement. The gross loss ratio was 69.3% in the first quarter of 2002 compared to 92.9% for the same period in 2001. During the first quarter of 2001, we recorded a gross loss of approximately $55.7 million due to the Petrobras 36 Brazilian offshore energy production platform sinking. Excluding this one claim, our gross loss ratio would have been 70.4% for the first quarter of 2001. The Petrobras claim was substantially reinsured and did not have a material effect on our net earnings.

The following tables provide information by line of business (in thousands):

                                                      Gross        Net        Net        Net
                                                     written     written     earned      loss
                                                     premium     premium    premium     ratio
                                                     --------    --------   --------   --------
For the three months ended March 31, 2002:
Group life, accident and health                      $145,883    $ 64,927   $ 64,884       64.2%
Aviation                                               44,114      22,633     25,183       58.5
Property, marine and offshore energy                   33,828      20,465      8,182       31.6
Other specialty lines of business                      20,015      10,923      6,338       69.1
                                                     --------    --------   --------   --------

     Subtotal                                         243,840     118,948    104,587       60.6

Discontinued lines of business                          3,928       3,324      6,891       72.0
                                                     --------    --------   --------   --------

     TOTALS                                          $247,768    $122,272   $111,478       61.3%
                                                     ========    ========   ========

                                                                   Expense ratio           26.0
                                                                                       --------

                                                                   Combined ratio          87.3%
                                                                                       ========

                                                      Gross       Net         Net       Net
                                                     written     written    earned     loss
                                                     premium     premium   premium     ratio
                                                     --------   --------   --------   --------
For the three months ended March 31, 2001:
Group life, accident and health                      $150,638   $ 40,442   $ 40,261       70.1%
Aviation                                               34,938     18,265     20,342       58.9
Property, marine and offshore energy                   14,279      6,308      3,979       60.7
Other specialty lines of business                       3,449      2,475      2,475       82.7
                                                     --------   --------   --------   --------
     Subtotal                                         203,304     67,490     67,057       66.6
Discontinued lines of business                         25,910      5,015      4,864       79.4
                                                     --------   --------   --------   --------
     TOTALS                                          $229,214   $ 72,505   $ 71,921       67.5%
                                                     ========   ========   ========

                                                                Expense ratio             28.3
                                                                                      --------

                                                                Combined ratio            95.8%
                                                                                      ========




Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased to $13.1 million during the first quarter of 2002, from $4.3 million in the same period in 2001. This increase is due to the higher net earned premium and the loss of ceding commissions on business now retained. The expense ratio improved to 26.0% for the first quarter of 2002 compared to 28.3% for the same period in 2001, as we were able to increase net earned premium (the denominator) while incurring only a small increase in personnel and infrastructure costs.

Net earnings of our insurance companies increased to $14.9 million in the first quarter of 2002 from $6.4 million for the same period in 2001, due to improved underwriting results. Only $0.6 million of the increase was due to the adoption of SFAS No. 142.

Underwriting Agencies

Management fees increased 23% to $19.4 million for the first quarter of 2002, compared to $15.8 million for the same period in 2001. Subsidiaries acquired in October 2001 accounted for $8.3 million in management fees in the first quarter of 2002. This was offset by a decrease in management fees from our other underwriting agencies as we continue the consolidation of four of our pre-existing underwriting agency operations into our insurance company operations. Net earnings of our underwriting agencies increased to $5.5 million in the first quarter of 2002 from $4.3 million in 2001 primarily as a result of the adoption of SFAS No. 142. There was $1.4 million (net of income tax) of goodwill amortization recorded in 2001 that was not recorded in 2002. The two subsidiaries acquired in October 2001 contributed $1.5 million to net income during the first quarter of 2002 after absorbing interest on acquisition debt and corporate expense allocations. We are cautiously optimistic that we will see increases in revenue and net earnings in future periods as some of our underwriting agency lines of business are showing signs of increasing growth.

Intermediaries

Commission income decreased to $10.2 million for the first quarter of 2002, compared to $14.6 million for the same period in 2001 due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries decreased to $1.7 million for the first quarter of 2002 compared to $3.6 million for the same period of 2001 for the same reasons, plus a change in the mix of business, which had a lower gross margin during the current year. We expect only a slow improvement, if any, in this segment until market conditions change.

Other Operations

The decrease in other operating revenue to $0.3 million during the first quarter of 2002 from $3.0 million for the same period in 2001 resulted principally from the sale or closure of certain operations during 2001. Net earnings of other operations decreased to $0.1 million in 2002 from $0.5 million in 2001 for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. As of December 31, 2001 all operating entities included in this segment had been sold or closed, so future activity in this segment is expected to remain at a low level.

Corporate

The net income of the corporate segment was $1.3 million for the first quarter of 2002 compared to a net loss of $0.1 million for the same period in 2001. This improvement resulted from the reduction of interest expense as a result of lower interest rates on our outstanding debt and the repayment of our debt under our bank facility by using the proceeds from the March 2001 public offering of common stock and part of the proceeds from the August, 2001 offering of 2% convertible notes.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $16.1 million, or 2% , during 2002 and totaled $921.4 million as of March 31, 2002 of which $352.9 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows. During April 2002, we drew down $40.0 million on our bank line of credit and made a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities.

We have a reserve of $7.1 million as of March 31, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. During the first three months of 2002, we increased the reserve for uncollectible reinsurance by $1.9 million. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due to us are significantly less than the gross balances shown in our consolidated balance sheets. The final resolution of claims, litigation and arbitrations with respect to reinsurance matters to which we are a party may extend over several years. They are more fully discussed in our Form 10-K for the year ended December 31, 2001 and there has been no material change during 2002.

We believe that our operating cash flows, short-term investments and bank facility will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. SFAS No. 142 requires us to perform the first goodwill impairment test on all reporting units no later than June 30, 2002. The first step is to compare the fair value with the book value of a reporting unit. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any, to be reported no later than December 31, 2002. We will recognize any impairment loss from the initial adoption of SFAS No. 142 as a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 will not be amortized. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows, but it does impact our results of operations. Based upon our preliminary review of the impact of SFAS No. 142 to determine the effect, if any, of the initial goodwill impairment testing, we believe it is unlikely that we will have to record an impairment charge. However, we are still in the process of completing the valuations.

During the first quarter of 2002, we performed a preliminary review of our reporting units in accordance with SFAS No. 142. A reporting unit is defined by SFAS No. 142 (paragraph 30) as "...an operating segment or one level below an operating segment (referred to as a component). A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component." We review internal financial information on a subsidiary-by-subsidiary basis within each operating segment. SFAS No. 142 requires aggregation of two or more components into a reporting unit if the components have similar economic characteristics. For the insurance companies we believe we will aggregate the subsidiaries into two reporting units: 1) insurance companies licensed in the United States, and 2) United States surplus lines and all other insurance companies. With respect to the underwriting agencies and intermediaries, we believe the individual subsidiaries will be separate reporting units. However, we are still in the process of completing our analysis.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the year ended December 31, 2001.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                           In addition to the matters discussed in Note (2),
                  Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of these lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. We believe the resolution of any such lawsuit will not have a material adverse effect on our financial position, results of operations or cash flows.


Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                              None.

                  (b)      Reports on Form 8-K

                              On February 5, 2002, we reported on Form 8-K that we had signed a letter of intent to acquire all of the outstanding interests in MAG Global Financial Products, LLC.

                              On February 7, 2002, we reported on Form 8-K the text materials used for presentations at various investor conferences.

                              On February 22, 2002, we reported on Form 8-K our announcement of financial results for the fourth quarter and full year of 2001.

                              On March 6, 2002, we reported on Form 8-K the text materials used for presentations at various investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HCC Insurance Holdings, Inc.
                            -------------------------------------------------
                                             (Registrant)


   May 15, 2002                           /s/ Stephen L. Way
------------------          -------------------------------------------------
          (Date)            Stephen L. Way, Chairman of the Board
                                 and Chief Executive Officer


   May 15, 2002                          /s/ Edward H. Ellis, Jr.
------------------          -------------------------------------------------
          (Date)            Edward H. Ellis, Jr., Executive Vice President and
                                          Chief Financial Officer