Form 10-Q
period 2002-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2002-08-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2002.

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

Yes   X           No   _____
    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

On August 9, 2002, there were 62.3 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       June 30, 2002 and December 31, 2001 .......................................................3

                  Condensed Consolidated Statements of Earnings
                       For the six months and the three months ended June 30, 2002 and 2001 ......................4

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the six months ended June 30, 2002 and for the
                        year ended December 31, 2001 .............................................................5

                  Condensed Consolidated Statements of Cash Flows
                       For the six months ended June 30, 2002 and 2001 ...........................................7

                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2.  Management's Discussion and Analysis...........................................................23

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................31

Part II. OTHER INFORMATION.......................................................................................32


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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                            (unaudited, in thousands)

                                    --------

                                                                   June 30, 2002   December 31, 2001
                                                                   -------------   -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2002 - $619,439; 2001 - $513,674)                      $  638,983      $  525,428
   Marketable equity securities, at market
      (cost:  2002 - $16,380;  2001 - $16,431)                           16,426          16,569
   Short-term investments, at cost, which approximates market           297,402         338,904
   Other investments, at estimated fair value
      (cost:  2002 - $12,836;  2001 - $8,007)                            12,187           7,565
                                                                     ----------      ----------
      Total investments                                                 964,998         888,466

Cash                                                                     19,457          16,891
Restricted cash                                                         153,369         138,545
Premium, claims and other receivables                                   703,416         665,965
Reinsurance recoverables                                                869,092         899,128
Ceded unearned premium                                                  110,450          71,140
Ceded life and annuity benefits                                          81,848          83,013
Deferred policy acquisition costs                                        50,717          32,071
Property and equipment, net                                              51,652          52,486
Goodwill                                                                315,619         315,318
Other assets                                                             35,493          56,097
                                                                     ----------      ----------
      TOTAL ASSETS                                                   $3,356,111      $3,219,120
                                                                     ==========      ==========

LIABILITIES

Loss and loss adjustment expense payable                             $1,095,584      $1,130,748
Life and annuity policy benefits                                         81,848          83,013
Reinsurance balances payable                                            127,096          88,637
Unearned premium                                                        247,909         179,530
Deferred ceding commissions                                              31,108          16,681
Premium and claims payable                                              690,605         717,159
Notes payable                                                           208,988         181,928
Accounts payable and accrued liabilities                                 50,173          57,971
                                                                     ----------      ----------
      Total liabilities                                               2,533,311       2,455,667

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2002 - 62,232; 2001 - 61,438)          62,232          61,438
Additional paid-in capital                                              413,276         402,089
Retained earnings                                                       335,724         293,426
Accumulated other comprehensive income                                   11,568           6,500
                                                                     ----------      ----------

      Total shareholders' equity                                        822,800         763,453
                                                                     ----------      ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $3,356,111      $3,219,120
                                                                     ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                    --------

                                                    For the six months          For the three months
                                                      ended June 30,                ended June 30,
                                                ------------------------       ------------------------
                                                   2002          2001             2002           2001
                                                ---------      ---------       ---------      ---------
REVENUE

Net earned premium                              $ 226,105      $ 155,609       $ 114,627      $  83,688
Management fees                                    38,995         29,635          19,583         13,885
Commission income                                  21,228         24,792          11,068         10,151
Net investment income                              18,178         20,508           9,484          9,876
Net realized investment gain (loss)                 1,169           (360)            667            464
Other operating income                              1,946          5,464             483          2,492
                                                ---------      ---------       ---------      ---------

      Total revenue                               307,621        235,648         155,912        120,556

EXPENSE

Loss and loss adjustment expense                  136,083         96,969          67,752         48,427

Operating expense:
   Policy acquisition costs, net                   25,534         12,253          12,480          7,979
   Compensation expense                            39,541         35,466          19,915         16,847
   Other operating expense                         23,992         27,540          11,392         13,125
                                                ---------      ---------       ---------      ---------
      Net operating expense                        89,067         75,259          43,787         37,951

Interest expense                                    4,841          5,161           2,463          1,814
                                                ---------      ---------       ---------      ---------

      Total expense                               229,991        177,389         114,002         88,192
                                                ---------      ---------       ---------      ---------

      Earnings before income tax provision         77,630         58,259          41,910         32,364

Income tax provision                               27,566         22,823          15,128         12,106
                                                ---------      ---------       ---------      ---------

        Net earnings                            $  50,064      $  35,436       $  26,782      $  20,258
                                                =========      =========       =========      =========

BASIC EARNINGS PER SHARE DATA:

Earnings per share                              $    0.81      $    0.63       $    0.43      $    0.34
                                                =========      =========       =========      =========

Weighted average shares outstanding                62,087         56,374          62,236         58,998
                                                =========      =========       =========      =========

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                              $    0.80      $    0.61       $    0.43      $    0.34
                                                =========      =========       =========      =========

Weighted average shares outstanding                62,805         57,793          62,889         60,470
                                                =========      =========       =========      =========

Cash dividends declared, per share              $   0.125      $    0.12       $  0.0625      $    0.06
                                                =========      =========       =========      =========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 2002 and
                      for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                    --------

                                                                                                Accumulated
                                                                 Additional                         other         Total
                                                  Common          paid-in         Retained      comprehensive   shareholders'
                                                  stock           capital         earnings         income         equity
                                                  ---------      ----------      ----------     -------------   -------------
BALANCE AS OF DECEMBER 31, 2000                   $  51,342      $ 196,999       $ 277,876       $   4,713      $ 530,930


Net earnings                                           --             --            30,197            --           30,197

Other comprehensive income                             --             --              --             1,787          1,787
                                                                                                                ---------

     Comprehensive income                                                                                          31,984

6,900 shares of common stock issued
  in public offering, net of costs                    6,900        145,505            --              --          152,405

2,715 shares of common stock issued for
  exercise of options, including tax benefit of
  $12,312                                             2,715         50,023            --              --           52,738

300 shares of common stock issued
  for purchased companies                               300          8,031            --              --            8,331

Issuance of 114 shares of
  contractually issuable common stock                   114           (114)           --              --             --

Issuance of 67 shares of
  contingently issuable common stock                     67          1,645            --              --            1,712

Cash dividends declared, $0.245 per share              --             --           (14,647)           --          (14,647)
                                                  ---------      ---------       ---------       ---------      ---------

    BALANCE AS OF DECEMBER 31, 2001               $  61,438      $ 402,089       $ 293,426       $   6,500      $ 763,453
                                                  =========      =========       =========       =========      =========

See Notes to Condensed Consolidated Financial Statements

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                   For the six months ended June 30, 2002 and
                      for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                   (continued)

                                     ------

                                                                                                   Accumulated
                                                                    Additional                        other         Total
                                                       Common        paid-in         Retained     comprehensive   shareholders'
                                                       stock         capital         earnings         income        equity
                                                     ---------      ----------      ---------     -------------   -------------
BALANCE AS OF DECEMBER 31, 2001                      $  61,438      $ 402,089       $ 293,426       $   6,500      $ 763,453


Net earnings                                              --             --            50,064            --           50,064

Other comprehensive income                                --             --              --             5,068          5,068
                                                                                                                   ---------

     Comprehensive income                                                                                             55,132

691 shares of common stock issued for
  exercise of options, including tax benefit of
  $2,720                                                   691         11,290            --              --           11,981

Issuance of 103 shares of
   contractually issuable common stock                     103           (103)           --              --             --

Cash dividends declared, $0.125 per share                 --             --            (7,766)           --           (7,766)
                                                     ---------      ---------       ---------       ---------      ---------
    BALANCE AS OF JUNE 30, 2002                      $  62,232      $ 413,276       $ 335,724       $  11,568      $ 822,800
                                                     =========      =========       =========       =========      =========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------



                 Condensed Consolidated Statements of Cash Flows

                            (unaudited, in thousands)

                                    ---------

                                                                          For the six months
                                                                             ended June 30,
                                                                        --------------------------
                                                                           2002            2001
                                                                        ----------      ----------
Cash flows from operating activities:
  Net earnings                                                          $  50,064       $  35,436
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                     (37,451)        (51,749)
      Change in reinsurance recoverables                                   30,036         (53,411)
      Change in ceded unearned premium                                    (39,310)          4,625
      Change in loss and loss adjustment expense payable                  (35,164)         57,267
      Change in reinsurance balances payable                               38,459         (23,021)
      Change in unearned premium                                           68,379          15,279
      Change in premium and claims payable, net of restricted cash        (41,378)         22,156
      Depreciation and amortization expense                                 5,378           9,299
      Other, net                                                            7,669             655
                                                                        ---------       ---------
         Cash provided by operating activities                             46,682          16,536

Cash flows from investing activities:
  Sales of fixed income securities                                        154,164          71,128
  Maturity or call of fixed income securities                              19,691          20,654
  Sales of equity securities                                                3,417           2,471
  Change in short-term investments                                         41,502          21,761
  Cost of securities acquired                                            (287,100)       (135,512)
  Purchases of property and equipment                                      (2,838)         (2,991)
                                                                        ---------       ---------
      Cash used by investing activities                                   (71,164)        (22,489)

Cash flows from financing activities:
  Issuance of notes payable                                                40,000            --
  Sale of common stock, net of costs                                        9,261         161,837
  Payments on notes payable                                               (13,269)       (158,500)
  Dividends paid and other, net                                            (8,944)         (7,077)
                                                                        ---------       ---------
      Cash provided (used) by financing activities                         27,048          (3,740)
                                                                        ---------       ---------

      Net change in cash                                                    2,566          (9,693)

      Cash at beginning of period                                          16,891          13,991
                                                                        ---------       ---------

      CASH AT END OF PERIOD                                             $  19,457       $   4,298
                                                                        =========       =========


See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                    ---------


(1)  GENERAL INFORMATION

     HCC Insurance Holdings, Inc. and its subsidiaries ("we," "us" and "our") provide specialized property and casualty and accident and health insurance coverages, underwriting agency and intermediary services to commercial customers and individuals. Our lines of business include group life, accident and health; aviation; property, marine and energy; and other specialty insurance and reinsurance. We operate primarily in the United States and in the United Kingdom, although some of our operations have a broader international scope. We underwrite insurance on both a direct basis, where we insure a risk in exchange for a premium, and a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or portion of the premium. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

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

     Income Tax

     For the six months ended June 30, 2002 and 2001, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, tax exempt municipal bond interest and, in 2001, differences in goodwill amortization.

     Effects of Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. SFAS No. 142 requires us to perform the initial goodwill impairment test on all reporting units no later than June 30, 2002. The first step is to compare the fair value of a reporting unit with its book value. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any, to be reported no later than December 31, 2002. Any impairment loss from the initial adoption of SFAS No. 142 would be a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(1)  GENERAL INFORMATION, CONTINUED

     goodwill effective January 1, 2002 and that and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. During the first six months of 2002 we determined our reporting units, completed our initial goodwill impairment testing, completed our first annual impairment testing as of June 30, 2002 and determined we do not have to record an impairment charge. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows.

     The tables below reconcile net earnings and earnings per share we reported to adjusted amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2001 instead of January 1, 2002:

                                                              For the six months ended         For the three months ended
                                                                      June 30,                          June 30,
                                                          --------------------------------- ---------------------------------
                                                               2002             2001             2002             2001
                                                          ---------------- ---------------- ---------------- ----------------
        Net earnings:
           Reported net earnings                           $      50,064    $      35,436    $      26,782    $      20,258
           Add back goodwill amortization                           --              5,921             --              3,098
           Add back license amortization                            --                313             --                 96
           Less tax benefit from goodwill amortization              --               (533)            --               (260)
                                                          ---------------- ---------------- ---------------- ----------------
              ADJUSTED NET INCOME                          $      50,064    $      41,137    $      26,782    $      23,192
                                                          ================ ================ ================ ================

        Basic earnings per share:

           Reported basic earnings per share               $        0.81    $        0.63    $        0.43    $        0.34
           Add back amortization, net of tax effect                 --               0.10             --               0.05
                                                          ---------------- ---------------- ---------------- ------------------
              ADJUSTED BASIC EARNINGS PER SHARE            $        0.81    $        0.73    $        0.43    $        0.39
                                                          ================ ================ ================ ==================

        Diluted earnings per share:

           Reported diluted earnings per share             $        0.80    $        0.61    $        0.43    $        0.34
           Add back amortization, net of tax effect                 --               0.10             --               0.04
                                                          ---------------- ---------------- ---------------- ------------------
              ADJUSTED DILUTED EARNINGS PER SHARE          $        0.80    $        0.71    $        0.43    $        0.38
                                                          ================ ================ ================ ==================

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

                            (unaudited, in thousands)

                                   (continued)


(1)  GENERAL INFORMATION, CONTINUED

     The following tables show the balances of our intangible assets, which are included in other assets on our condensed consolidated balance sheets, after our adoption of SFAS No. 142 effective January 1, 2002:

        Intangible assets not subject to amortization --
            insurance company and other licenses                               $         6,792
                                                                              ====================

        Intangible assets subject to amortization:
            Gross amounts recorded                                             $        10,231
            Less accumulated amortization                                                 (722)
                                                                              --------------------
               NET INTANGIBLE ASSETS SUBJECT TO AMORTIZATION                   $         9,509
                                                                              ====================



     Amortization of intangible assets which are subject to amortization under SFAS No. 142 amounted to $1.7 million during the first six months of 2002. There was an insignificant amount of amortization for the same period of 2001, as substantially all of our intangible assets subject to amortization were acquired in our October 2001 acquisitions. Estimated amortization expense for 2002 and future years as of January 1, 2002 are as follows:

                 2002                                  $         3,267
                 2003                                            2,294
                 2004                                            1,477
                 2005                                              972
                 2006                                              367
                 Thereafter                                      1,132
                                                       -------------------
                    TOTAL                              $         9,509
                                                       ===================


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

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
        For the six months ended June 30, 2002:

        Direct business                                         $       436,780      $       378,086      $       261,158
        Reinsurance assumed                                             116,840              104,996               29,266
        Reinsurance ceded                                              (295,958)            (256,977)            (154,341)
                                                               -------------------  -------------------- --------------------
              NET AMOUNTS                                       $       257,662      $       226,105      $       136,083
                                                               ===================  ==================== ====================

        For the six months ended June 30, 2001:

        Direct business                                         $       405,386      $       397,062      $       274,895
        Reinsurance assumed                                             118,322              109,076              156,165
        Reinsurance ceded                                              (345,619)            (350,529)            (334,091)
                                                               -------------------  -------------------- --------------------
              NET AMOUNTS                                       $       178,089      $       155,609      $        96,969
                                                               ===================  ==================== ====================

        For the three months ended June 30, 2002:

        Direct business                                         $       244,690      $       193,527      $       117,942
        Reinsurance assumed                                              61,162               55,468               10,166
        Reinsurance ceded                                              (170,462)            (134,368)             (60,356)
                                                               -------------------  -------------------- --------------------
              NET AMOUNTS                                       $       135,390      $       114,627      $        67,752
                                                               ===================  ==================== ====================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(2)  REINSURANCE, CONTINUED

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------
        For the three months ended June 30, 2001:

        Direct business                                         $       223,434      $       200,652      $       144,829
        Reinsurance assumed                                              71,060               57,597               55,961
        Reinsurance ceded                                              (188,910)            (174,561)            (152,363)
                                                               -------------------  -------------------- --------------------

              NET AMOUNTS                                       $       105,584      $        83,688      $        48,427
                                                               ===================  ==================== ====================


     The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                                 June 30, 2002          December 31, 2001
                                                                             -----------------------  -----------------------
       Reinsurance recoverable on paid losses                                 $           116,443      $            86,653
       Reinsurance recoverable on outstanding losses                                      373,104                  414,428
       Reinsurance recoverable on incurred but not reported losses                        388,523                  403,223
       Reserve for uncollectible reinsurance                                               (8,978)                  (5,176)
                                                                             -----------------------  -----------------------

             TOTAL REINSURANCE RECOVERABLES                                   $           869,092      $           899,128
                                                                             =======================  =======================


     The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                                 June 30, 2002          December 31, 2001
                                                                             -----------------------  -----------------------
       Loss and loss adjustment expense payable                               $         1,095,584      $         1,130,748
       Reinsurance recoverable on outstanding losses                                     (373,104)                (414,428)
       Reinsurance recoverable on incurred but not reported losses                       (388,523)                (403,223)
                                                                             -----------------------  -----------------------
             NET RESERVES                                                     $           333,957      $           313,097
                                                                             =======================  =======================

       Unearned premium                                                       $           247,909      $           179,530
       Ceded unearned premium                                                            (110,450)                 (71,140)
                                                                             -----------------------  -----------------------
             NET UNEARNED PREMIUM                                             $           137,459      $           108,390
                                                                             =======================  =======================

       Deferred policy acquisition costs                                      $            50,717      $            32,071
       Deferred ceding commissions                                                        (31,108)                 (16,681)
                                                                             -----------------------  -----------------------
             NET DEFERRED POLICY ACQUISITION COSTS                            $            19,609      $            15,390
                                                                             =======================  =======================

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

                                                                                 June 30, 2002         December 31, 2001
                                                                            ------------------------ -----------------------
       Payables to reinsurers                                                 $          222,456       $         199,581
       Letters of credit                                                                 148,076                 145,796
       Cash deposits                                                                      14,275                  14,851
                                                                            ------------------------ -----------------------
             TOTAL CREDITS                                                    $          384,807       $         360,228
                                                                            ======================== =======================


     We have a reserve of $9.0 million as of June 30, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. We increased the reserve for uncollectible reinsurance by $3.8 million and $1.9 million during the six and three months, respectively, ended June 30, 2002. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

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

     In this regard, as of June 30, 2002, our insurance companies had initiated litigation or arbitration proceedings against six reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $19.4 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $26.4 million of incurred losses

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(2)  REINSURANCE, CONTINUED

     and loss expenses and other balances due under the subject agreements. During the six months ended June 30, 2002, we negotiated a settlement of one arbitration with a reinsurer under which the reinsurer agreed to pay the full amount due to our company, which we estimate to be $13.5 million. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities or pools of companies which were managed by one of our underwriting agencies, they are indirectly involved in any proceedings involving collections which affect the applicable facilities or pools of companies. As of June 30, 2002, Houston Casualty Company's allocated portion of these actions was $3.9 million and we estimate that there could be up to an additional $2.7 million of incurred losses and loss expenses. Neither Houston Casualty Company nor its affiliated underwriting agency has any net exposure on the portion of the amounts which are due to the non-affiliated companies who also participated in the applicable facilities or pool of companies.

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

     SFAS No. 142, which we adopted effective January 1, 2002, required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the comparability of certain segment information between periods. Pro forma segment information is shown in the tables for the six and three months ended June 30, 2001, as if we had adopted SFAS No. 142 as of January 1, 2001.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(3)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the six months ended June 30, 2002:

Revenue:
   Domestic                            $   210,079     $  39,917     $  12,502        $     605      $     790       $ 263,893
   Foreign                                  33,948           591         9,189            --             --             43,728
   Inter-segment                             --           12,878           355            --             --             13,233
                                       --------------------------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE            $   244,027     $  53,386     $  22,046        $     605      $     790         320,854
                                       ============================================================================
   Inter-segment revenue                                                                                               (13,233)
                                                                                                                   ----------------
      CONSOLIDATED TOTAL REVENUE                                                                                     $ 307,621
                                                                                                                   ================

Net earnings (loss):
   Domestic                            $    30,239     $  11,399     $   2,884        $     295      $   1,296       $  46,113
   Foreign                                   2,740           257         1,268            --             --              4,265
                                       --------------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS       $    32,979     $  11,656     $   4,152        $     295      $   1,296          50,378
                                       ============================================================================
     Inter-segment eliminations                                                                                           (314)
                                                                                                                   ----------------
         CONSOLIDATED NET EARNINGS                                                                                   $  50,064
                                                                                                                   ================


Other items:
   Net investment income               $    15,974     $   1,330     $     464        $     221      $     189       $  18,178
   Depreciation and amortization             1,518         3,111           170               66            513           5,378
   Interest expense (benefit)                   73         3,880         1,288            --              (400)          4,841
   Capital expenditures                      1,007           800           695            --               336           2,838

   Income tax provision  (benefit)          16,014         7,305         3,581               52            792          27,744
   Inter-segment eliminations                                                                                             (178)
                                                                                                                   ----------------
        CONSOLIDATED INCOME TAX PROVISION                                                                            $  27,566
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the six months ended June 30, 2001:
Revenue:
   Domestic                            $   154,204     $  31,792     $  12,854        $   4,421      $      98       $ 203,369
   Foreign                                  17,302         1,321        13,656             --               --          32,279
   Inter-segment                              --          10,433           135            1,289             --          11,857
                                       --------------------------------------------------------------------------------------------
       TOTAL SEGMENT REVENUE           $   171,506     $  43,546     $  26,645        $   5,710      $      98         247,505
                                       ============================================================================
   Inter-segment revenue                                                                                               (11,857)
                                                                                                                   ----------------
       CONSOLIDATED TOTAL REVENUE                                                                                    $ 235,648
                                                                                                                   ================
Net earnings (loss):
   Domestic                            $    20,659     $   8,102     $   2,742        $     886      $     372       $  32,761
   Foreign                                    (293)          648         1,518             --             --             1,873
                                       --------------------------------------------------------------------------------------------

       TOTAL SEGMENT NET EARNINGS      $    20,366     $   8,750     $   4,260        $     886      $     372          34,634
                                       ============================================================================
   Inter-segment eliminations                                                                                              802
                                                                                                                   ----------------

       CONSOLIDATED NET EARNINGS                                                                                     $  35,436
                                                                                                                   ================

SFAS No. 142 pro forma adjustments:
   Net effect of goodwill and
     intangible asset amortization     $     1,074     $   2,870     $   1,757        $   --         $    --         $   5,701
                                       --------------------------------------------------------------------------------------------
   Pro forma segment net earnings      $    21,440     $  11,620     $   6,017        $     886      $     372          40,335
                                       ============================================================================
   Inter-segment eliminations                                                                                              802
                                                                                                                   ----------------
   PRO FORMA CONSOLIDATED NET EARNINGS                                                                               $  41,137
                                                                                                                   ================
Other items:
   Net investment income               $    15,324     $   3,233     $   1,717        $      59      $     175       $  20,508
   Depreciation and amortization             2,734         4,285         1,947              109            224           9,299
   Interest expense                             17         2,502         2,034             --              608           5,161
   Capital expenditures                      1,679           450           369               66            427           2,991

   Income tax provision                      8,905         7,221         4,318              554          1,348          22,346
   Inter-segment eliminations                                                                                              477
                                                                                                                   ----------------
       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                    $  22,823
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the three months ended June 30, 2002:

Revenue:
   Domestic                            $   106,666     $  20,211     $   7,363        $     312      $     177       $ 134,729
   Foreign                                  17,153            84         3,946            --             --             21,183
   Inter-segment                             --            6,743            99            --             --              6,842
                                       --------------------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE            $   123,819     $  27,038     $  11,408        $     312      $     177         162,754
                                       ============================================================================
   Inter-segment revenue                                                                                                (6,842)
                                                                                                                   ----------------
      CONSOLIDATED TOTAL REVENUE                                                                                     $ 155,912
                                                                                                                   ================
Net earnings (loss):
   Domestic                            $    15,875     $   6,164     $   2,319        $     230      $     (52)      $  24,536
   Foreign                                   2,204            (1)          124            --             --              2,327
                                       --------------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS
        (LOSS)                         $    18,079     $   6,163     $   2,443        $     230      $     (52)         26,863
                                       ============================================================================
   Inter-segment eliminations                                                                                              (81)
                                                                                                                   ----------------
      CONSOLIDATED NET EARNINGS                                                                                         $  26,782
                                                                                                                   ================

Other items:
   Net investment income               $     8,282   $       615   $       242      $       201    $       144     $     9,484
   Depreciation and amortization               760         1,504            84               16            267           2,631
   Interest expense                          --            1,894           644            --               (75)          2,463
   Capital expenditures                        505           376           405            --               227           1,513

   Income tax provision                      8,695         4,168         1,880               61            343          15,147
   Inter-segment eliminations                                                                                              (19)
                                                                                                                   ----------------
       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                  $    15,128
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the three months ended June 30, 2001:

Revenue:
   Domestic                            $    82,076     $  14,762     $   5,779        $   1,989      $     (14)      $ 104,592
   Foreign                                  10,192           698         5,074             --             --            15,964
   Inter-segment                              --           5,912            60              730           --             6,702
                                       --------------------------------------------------------------------------------------------
       TOTAL SEGMENT REVENUE           $    92,268     $  21,372     $  10,913        $   2,719      $     (14)        127,258
                                       ============================================================================
   Inter-segment revenue                                                                                                (6,702)
                                                                                                                   ----------------
       CONSOLIDATED TOTAL REVENUE                                                                                     $ 120,556
                                                                                                                   ================
Net earnings (loss):
   Domestic                            $    13,557     $   4,084     $     767        $     370      $     427       $  19,205
   Foreign                                     361           400          (106)            --             --               655
                                       --------------------------------------------------------------------------------------------

       TOTAL SEGMENT NET EARNINGS      $    13,918     $   4,484     $     661        $     370      $     427          19,860
                                       ============================================================================
   Inter-segment eliminations                                                                                              398
                                                                                                                   ----------------
       CONSOLIDATED NET EARNINGS                                                                                   $  20,258
                                                                                                                   ================
SFAS No. 142 pro forma adjustments:
   Net effect of goodwill and
     intangible asset amortization     $       505     $   1,462     $     967        $    --        $    --         $   2,934
                                       --------------------------------------------------------------------------------------------
   Pro forma segment net earnings      $    14,423     $   5,946     $   1,628        $     370      $     427          22,794
                                       ============================================================================
   Inter-segment eliminations                                                                                              398
                                                                                                                   ----------------
       PRO FORMA CONSOLIDATED NET EARNINGS                                                                           $  23,192
                                                                                                                   ================
Other items:
   Net investment income               $     7,630     $   1,418     $     702        $      21      $     105       $   9,876
   Depreciation and amortization             1,334         2,230         1,061               73             80           4,778
   Interest expense                             14         1,154           941             --             (295)          1,814
   Capital expenditures                        994           139           228               18            313           1,692

   Income tax provision                      6,510         3,982           936              244            198          11,870
   Inter-segment eliminations                                                                                              236
                                                                                                                   ----------------
       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                    $  12,106
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

     The following tables present revenue by line of business within each operating segment for the periods indicated:

                                                     For the six months ended June 30,      For the three months ended June 30,
                                                   ------------------------------------    --------------------------------------
                                                        2002               2001                   2002                2001
                                                   ---------------  -------------------    -------------------  -----------------
      Insurance company:

         Group life, accident and health             $   129,111      $      86,653          $      64,227       $       46,392
         Aviation                                         50,754             42,278                 25,571               21,936
         Property, marine and energy                      17,159              9,137                  8,977                5,158
         Other specialty lines of business                16,259              6,824                  9,921                4,349
                                                   ---------------  -------------------    -------------------  -----------------
              Subtotal                                   213,283            144,892                108,696               77,835

         Discontinued lines of business                   12,822             10,717                  5,931                5,853
                                                   ---------------  -------------------    -------------------  -----------------
           TOTAL NET EARNED PREMIUM                  $   226,105      $     155,609          $     114,627       $       83,688
                                                   ===============  ===================    ===================  =================
      Underwriting agency:

         Group life, accident and health             $    25,026      $     25,026           $     13,293         $      11,649
         Property and casualty                            13,969             4,609                  6,290                 2,236
                                                   ---------------  -------------------    -------------------  -----------------
           TOTAL MANAGEMENT FEES                     $    38,995      $     29,635           $     19,583         $      13,885
                                                   ===============  ===================    ===================  =================


      Intermediary:

         Group life, accident and health             $    16,480      $     19,503           $      8,458         $       8,212
         Property and casualty                             4,748             5,289                  2,610                 1,939
                                                   ---------------  -------------------    -------------------  -----------------
           TOTAL COMMISSION INCOME                   $    21,228      $     24,792           $     11,068         $      10,151
                                                   ===============  ===================    ===================  =================

       Goodwill assigned to our operating segments after our adoption of SFAS No. 142 effective January 1, 2002 is as follows:

              Insurance company                                                          $    130,504
              Underwriting agency                                                             107,598
              Intermediary                                                                     77,216
                                                                                         ----------------
                       TOTAL GOODWILL                                                    $    315,318
                                                                                         ================

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

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                   For the six months ended June 30,       For the three months ended June 30,
                                                   ----------------------------------    --------------------------------------
                                                        2002              2001                 2002                2001
                                                   ---------------  -----------------    -----------------   ------------------
         Net earnings                                $   50,064      $      35,436         $    26,782        $      20,258
                                                   ===============  =================    =================   ==================
         Reconciliation of shares outstanding:
      Shares of common stock outstanding
       at period end                                     62,232             59,026              62,232               59,026
      Effect of common shares issued
       during the period                                   (197)            (2,807)                (48)                (183)
      Common shares contractually issuable in
      the future                                             52                155                  52                  155
                                                   ---------------  -----------------    -----------------   ------------------
      Weighted average common
         shares outstanding                              62,087             56,374              62,236               58,998

      Additional dilutive effect of
      outstanding options (as determined  by the
      application of the treasury stock
      method)                                               718              1,419                 653                1,472
                                                   ---------------  -----------------    -----------------   ------------------
      Weighted average shares and
         potential common shares outstanding             62,805             57,793              62,889               60,470
                                                   ===============  =================    =================   ==================
      Anti-dilutive shares not included
         in computation                                     364                146                 416                   58
                                                   ===============  =================    =================   ==================

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(5)  SUPPLEMENTAL INFORMATION

     Supplemental information is summarized below:

                                              For the six months ended June 30,       For the three months ended June 30,
                                           --------------------------------------  ----------------------------------------
                                                 2002                2001                2002                  2001
                                           ------------------  ------------------  ------------------   -------------------
      Interest paid                          $       2,417       $       7,285       $         347        $       1,284
      Income tax paid                               13,020               8,597              11,455                5,116
      Comprehensive income                          55,132              38,245              35,011               19,313
      Ceding commissions netted with
        policy acquisition costs                    66,164             100,638              32,953               47,876



(6)  NOTES PAYABLE

     The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheet.


                                                                             June 30, 2002          December 31, 2001
                                                                         ----------------------   -----------------------
      2% Convertible notes                                                 $        172,500         $       172,500
      Bank facility                                                                  30,000                   --
      Acquisition notes                                                               2,850                   3,365
      Mortgage note and other                                                         3,638                   6,063
                                                                         ----------------------   -----------------------
               NET AMOUNTS                                                          208,988         $       181,928
                                                                         ======================   =======================

     During April 2002, we drew down $40.0 million on our bank facility as partial funding for a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities. During June 2002, we repaid $10.0 million on our bank facility using funds generated from operating cash flows. As of June 30, 2002, the weighted average interest rate on our bank facility outstanding debt was 2.8%.

     Under the terms of the related indenture agreement, the 2% convertible notes can be put, or sold back, to us on September 1, 2002 at the option of the note holders. We have previously announced that we intend to pay cash to the holders of the convertible notes who exercise their put option. We plan to use available cash and, if necessary, amounts available under our bank facility to provide the funding for any such repurchase, should it occur.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)



(7)  COMMITMENTS AND CONTINGENCIES

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

Six Months ended June 30, 2002 versus six months ended June 30, 2001

Results of Operations

Total revenue increased 31% to $307.6 million for the first six months of 2002 from $235.6 million for the same period in 2001. The revenue increase resulted principally from increased business and greater retention levels in the insurance company segment. Revenue in the underwriting agency segment also increased due to two acquisitions made in late 2001, somewhat offset by reduced revenue in the intermediary and other operations segments as a result of market conditions and the sale or other disposition of various operations in 2001.

Net investment income decreased to $18.2 million for the first six months of 2002 from $20.5 million for the same period in 2001. This decrease was due to the decrease in interest rates partially offset by the higher level of invested assets which resulted from cash flow provided by operating activities and capital contributions made to our insurance company segment. Although we expect continuing increases in cash flow from operating activities to increase investment assets and investment income going forward, investment income is unlikely to show much comparative growth until interest rates rise.

Compensation expense increased to $39.5 million during the first six months of 2002 from $35.5 million for the same period in 2001. Much of this increase was due to agency subsidiaries acquired in late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during the same period.

Other operating expense decreased to $24.0 million during the first six months of 2002 compared to the $27.5 million for the same period in 2001. This decrease results principally from the reduction in the amortization of goodwill, operations sold in late 2001 and general expense savings, partially offset by the effect of acquisitions made during the same period and an increase in the provision for uncollectible reinsurance recoverables.

Interest expense was $4.8 million for the first six months of 2002 compared to $5.2 million for the same period in 2001. The decrease is due to lower interest rates on our outstanding debt. Included in the current period is $2.2 million representing the amortization of underwriting discounts and other costs of our August 2001 issuance of 2% convertible notes. These costs will be fully amortized by August 2002.

Income tax expense was $27.6 million for the first six months of 2002 compared to $22.8 million for the same period in 2001. Our effective tax rate was 35.5% in the current period compared to 39.2% in 2001. Most of the reduction in the effective tax rate is due to the fact that goodwill is not being amortized during 2002 and was substantially not deductible for income tax purposes in 2001.

Net earnings increased 41% to $50.1 million, or $0.80 per diluted share, for the first six months of 2002 from $35.4 million, or $0.61 per diluted share, for the same period in 2001. The increase in net earnings resulted from improved underwriting performance by the insurance company segment and from the non-amortization of goodwill in accordance with SFAS No. 142. Had we adopted SFAS No. 142 effective January 1, 2001 our net income for the first six months of 2001 would have increased $5.7 million, or $0.10 per diluted share. The percentage increase in net earnings was greater than the increase in diluted earnings per share because of the effect of our shares outstanding increasing due to our March 2001 public offering and shares issued during the past year in connection with the exercise of options.

Our book value per share was $13.21 as of June 30, 2002, up from $12.40 as of December 31, 2001.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (in thousands):

                                                        Gross                Net                Net                Net
                                                       written             written             earned              loss
                                                       premium             premium             premium             ratio
                                                   ---------------     ---------------     ---------------      -----------
         For the six months ended June 30, 2002:

         Group life, accident and health           $       298,746     $       130,161     $       129,111            63.6%
         Aviation                                          104,104              52,054              50,754            53.0
         Property, marine and energy                        76,259              46,575              17,159            34.8
         Other specialty lines of business                  68,253              24,099              16,259            76.6
                                                   ---------------     ---------------     ---------------      -----------
              Subtotal                                     547,362             252,889             213,283            59.8

         Discontinued lines of business                      6,258               4,773              12,822            67.2
                                                   ---------------     ---------------     ---------------      -----------

              TOTALS                               $       553,620     $       257,662     $       226,105            60.2%
                                                   ===============     ===============     ===============
                                                                                         Expense ratio                25.7
                                                                                                                -----------

                                                                                         Combined ratio               85.9%
                                                                                                                ===========

         For the six months ended June 30, 2001:

         Group life, accident and health           $       320,349     $        88,868     $        86,653            67.2%
         Aviation                                           93,261              48,228              42,278            56.7
         Property, marine and energy                        51,141              16,464               9,137            25.1
         Other specialty lines of business                   7,780               6,824               6,824            66.0
                                                   ---------------     ---------------     ---------------      -----------
              Subtotal                                     472,531             160,384             144,892            61.4

         Discontinued lines of business                     51,177              17,705              10,717            74.5
                                                   ---------------     ---------------     ---------------      -----------
              TOTALS                               $       523,708     $       178,089     $       155,609            62.3%
                                                   ===============     ===============     ===============

                                                                                         Expense ratio                27.0
                                                                                                                -----------
                                                                                         Combined ratio               89.3%
                                                                                                                ===========

Gross written premium increased 6% to $553.6 million for the first six months of 2002 from $523.7 million for the same period in 2001. This increase was 16% before the reduction due to discontinued lines of business. The increase resulted from the following:

     o Aviation premium writings increased primarily due to premium rate increases;

     o Property, marine and energy business written by the London branch of Houston Casualty Company increased due to organic growth and premium rate increases;

     o New specialty liability lines of business including professional indemnity and directors and officers liability, not previously written; and

     o Gross written premium increases were substantially offset by reductions in discontinued lines of business and a reduction in the group life, accident and health segment written premium as a result of our significantly reducing the writing of accident and health reinsurance, principally as a result of the lack of catastrophe and retrocessional protection.

Gross written premium is expected to continue to increase into 2003.

Net written premium for the first six months of 2002 increased 45% to $257.7 million from $178.1 million for the same period in 2001, as our insurance companies have increased retentions on the group life, accident and health and the property, marine and energy segments, in addition to the effect of the changes in gross premium described above. Net earned premium also increased 45% to $226.1 million for the same reasons. Increases in net written and net earned premiums were 58% and 47%, respectively, before the reduction in discontinued lines of business. The increases in net written premium and net earned premium are expected to continue.

Loss and loss adjustment expense was $136.1 million for the first six months of 2002 compared to $97.0 million for the same period in 2001. Prior year net reserve redundancies included in loss and loss adjustment expense approximated $1.9 million and $4.1 million for the first six months of 2002 and 2001, respectively. The redundancies resulted from the settlement of claims for less than the amounts previously reserved. The net loss ratio was slightly improved at 60.2% for the first six months of 2002 compared to 62.3% for the same period in 2001, but on substantially increased earned premiums. The gross loss ratio was 60.1% in the first six months of 2002 compared to 85.2% for the same period in 2001. During the first six months of 2001, we recorded a gross loss of approximately $55.0 million (10.9% of the 2001 gross loss ratio) due to the Petrobras 36 Brazilian offshore energy production platform sinking. Additionally, in 2002, as a result of further evaluation, we reduced the gross losses from our September 11 terrorist loss by $21.5 million which had the effect of reducing the gross loss ratio by 4.5%.

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $25.5 million during the first six months of 2002, from $12.3 million in the same period in 2001. This increase is due to the higher net earned premium and the reduction in ceding commissions as a result of our retaining more business. The expense ratio improved to 25.7% for the first six months of 2002 compared to 27.0% for the same period in 2001, as we were able to increase net earned premium (the denominator) while incurring a smaller increase in personnel and infrastructure costs.

Net earnings of our insurance companies increased to $33.0 million in the first six months of 2002 from $20.4 million for the same period in 2001, due to improved underwriting results. Barring any catastrophic event, we expect this trend to continue into 2003. Only $1.1 million of the increase was due to the adoption of SFAS No. 142.

Underwriting Agencies

Management fees increased 32% to $39.0 million for the first six months of 2002, compared to $29.6 million for the same period in 2001. Subsidiaries acquired in late 2001 accounted for much of the increase, partially offset by a decrease in management fees from our other underwriting agencies as we continue the consolidation of four of our pre-existing underwriting agency operations into our insurance company operations. Net earnings of our underwriting agencies increased to $11.7 million for the first six months of 2002 from $8.8 million in 2001 as a result of increased revenue and the adoption of SFAS No. 142. There was $2.9 million (net of income tax) of goodwill amortization recorded in 2001 that was not recorded in 2002. The subsidiaries acquired in late 2001 contributed $3.2 million to net income during the first six months of 2002 after absorbing the expense of interest on acquisition debt and corporate allocations. This contribution was offset by the effect of the above mentioned consolidation. We expect the increases in revenue and net earnings to continue for at least the remainder of 2002.

Intermediaries

Commission income decreased to $21.2 million for the first six months of 2002, compared to $24.8 million for the same period in 2001 due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries were flat for the first six months of 2002, $4.2 million, but the same period in the previous year included a net charge of $1.8 million for goodwill amortization.

Other Operations

The decrease in other operating income to $1.9 million during the first six months of 2002 from $5.5 million for the same period in 2001 resulted principally from the disposition or closure of certain operations during 2001. Net earnings of other operations decreased to $0.3 million in 2002 from $0.9 million in 2001 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. Recent investments and future dispositions should have a positive effect on this segment's revenue and earnings during the second half of 2002.

Corporate

The net income of the corporate segment was $1.3 million for the first six months of 2002 compared to $0.4 million for the same period in 2001. This improvement resulted from the reduction of interest expense as a result of lower interest rates on our outstanding debt and the repayment of our debt under our bank facility by using the proceeds from the March 2001 public offering of common stock and part of the proceeds from the August 2001 offering of 2% convertible notes.

Three months ended June 30, 2002 versus three months ended June 30, 2001

Results of Operations

Total revenue increased 29% to $155.9 million for the second quarter of 2002 from $120.6 million for the same period in 2001. The revenue increase resulted principally from increased business and greater retention levels in the insurance company segment. The revenue in the underwriting agency segment also increased due to two acquisitions made in late 2001, somewhat offset by a reduced revenue in the other operations segment as a result of the sale or disposition of various operations in 2001.

Net investment income decreased to $9.5 million for the second quarter of 2002 from $9.9 million for the same period in 2001. This decrease was due to the decrease in interest rates partially offset by the higher level of invested assets which resulted from cash flow provided by operating activities and capital contributions made to our insurance company segment. Although we expect continuing increases in cash flow from operating activities to increase investment assets and investment income going forward, investment income is unlikely to show much comparative growth until interest rates rise.

Compensation expense increased to $19.9 million during the second quarter of 2002 from $16.8 million for the same period in 2001. Much of this increase was due to agency subsidiaries acquired in late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during the same period.

Other operating expense decreased to $11.4 million during the second quarter of 2002 compared to the $13.1 million in 2001. This decrease results principally from the reduction in the amortization of goodwill, operations sold in late 2001 and general expense savings, partially offset by the effect of acquisitions made during the same period and an increase in the provision for uncollectible reinsurance recoverables.

Interest expense was $2.5 million for the second quarter of 2002 compared to $1.8 million for the same period in 2001. Included in the current period is $1.1 million representing the amortization of underwriting discounts and other costs of our August 2001 issuance of 2% convertible notes. These costs will be fully amortized by August 2002.

Income tax expense was $15.1 million for the second quarter of 2002 compared to $12.1 million for the same period in 2001. Our effective tax rate was 36.1% in the current period compared to 37.4% in 2001. Most of the reduction in the effective tax rate is due to the fact that goodwill is not being amortized during 2002 and was substantially not deductible for income tax purposes in 2001.

Net earnings increased 32% to $26.8 million, or $0.43 per diluted share, for the second quarter of 2002 from $20.3 million, or $0.34 per diluted share, for the same period in 2001. The increase in net earnings resulted from an improved underwriting performance by the insurance company segment and from the non-amortization of goodwill in accordance with SFAS No. 142. Had we adopted SFAS No. 142 effective January 1, 2001 our net income for the second quarter of 2001 would have increased $2.9 million, or $0.04 per diluted share.

Our book value per share was $13.21 as of June 30, 2002, up from $12.69 as of March 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (in thousands):

                                                            Gross                 Net                Net               Net
                                                           written              written             earned            loss
                                                           premium              premium            premium            ratio
                                                       ---------------     ---------------     ---------------     -----------
   For the three months ended June 30, 2002:
   Group life, accident and health                     $       152,863     $        65,234     $        64,227            63.0%
   Aviation                                                     59,990              29,421              25,571            47.7
   Property, marine and energy                                  42,431              26,110               8,977            37.7
   Other specialty lines of business                            48,238              13,176               9,921            81.4
                                                       ---------------     ---------------     ---------------     -----------

        Subtotal                                               303,522             133,941             108,696            59.0

   Discontinued lines of business                                2,330               1,449               5,931            61.5
                                                       ---------------     ---------------     ---------------     -----------
        TOTALS                                         $       305,852     $       135,390     $       114,627            59.1%
                                                       ===============     ===============     ===============
                                                                                                Expense ratio             25.3
                                                                                                                   -----------
                                                                                                Combined ratio            84.4%
                                                                                                                   ===========
   For the three months ended June 30, 2001:

   Group life, accident and health                     $       169,711     $        48,426     $        46,392            64.6%
   Aviation                                                     58,323              29,963              21,936            54.6
   Property, marine and energy                                  36,862              10,156               5,158            (2.4)
   Other specialty lines of business                             4,331               4,349               4,349            56.6
                                                       ---------------     ---------------     ---------------     -----------
        Subtotal                                               269,227              92,894              77,835            56.9

   Discontinued lines of business                               25,267              12,690               5,853            70.4
                                                       ---------------     ---------------     ---------------     -----------
        TOTALS                                         $       294,494     $       105,584     $        83,688            57.9%
                                                       ===============     ===============     ===============
                                                                                                Expense ratio             25.9
                                                                                                                   -----------
                                                                                                Combined ratio            83.8%
                                                                                                                   ===========

Gross written premium increased to $305.9 million for the second quarter of 2002 from $294.5 million for the same period in 2001. This increase was 13% before the reduction due to discontinued lines of business. The net increase resulted from the following:

     o Property, marine and energy business written by the London branch of Houston Casualty Company increased due to organic growth and premium rate increases;

     o New specialty liability lines of business including professional indemnity and directors and officers liability, not previously written; and


     o Gross written premium increases were substantially offset by reductions in discontinued lines of business and a reduction in the group life, accident and health segment written premium as a result of our significantly reducing the writing of accident and health reinsurance, principally as a result of the lack of catastrophe and retrocessional protection.

Gross written premium is expected to continue to increase into 2003.

Net written premium for the second quarter of 2002 increased 28% to $135.4 million from $105.6 million for the same period in 2001, as our insurance companies have increased retentions on the group life, accident and health and the property, marine and energy segments, in addition to the effect of the changes in gross premium described above. Net earned premium increased 37% to $114.6 million for the same reasons. Increases in net written and net earned premiums were 44% and 40%, respectively, before the reduction in discontinued lines of business. The increases in net written premium and net earned premium are expected to continue.

Loss and loss adjustment expense was $67.8 million for the second quarter of 2002 compared to $48.4 million for the same period in 2001. Prior year net reserve redundancies included in loss and loss adjustment expense approximated $0.2 million and $4.5 million for the second quarter of 2002 and 2001, respectively. The redundancies resulted from the settlement of claims for less than amounts previously reserved which caused the negative loss ratio for the property, marine and energy line of business for the second quarter of 2001. The net loss ratio was slightly improved at 59.1% for the second quarter of 2002 from 57.9% for the same period in 2001, but on substantially increased earned premiums. The gross loss ratio was 51.5% in the second quarter of 2002 compared to 77.8% for the same period in 2001. In 2002, as a result of further evaluation, we reduced the gross losses from our September 11 terrorist loss by $21.5 million which had the effect of reducing the 2002 gross loss ratio by 8.6%.

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $12.5 million during the second quarter of 2002, from $8.0 million in the same period in 2001. This increase is due to the higher net earned premium and the reduction in ceding commissions on business as a result of our retaining more business. The expense ratio improved slightly to 25.3% for the second quarter of 2002 compared to 25.9% for the same period in 2001.

Net earnings of our insurance companies increased to $18.1 million in the second quarter of 2002 from $13.9 million for the same period in 2001, due to improved underwriting results. Barring any catastrophic event, we expect this trend to continue into 2003. Only $0.5 million of the increase was due to the adoption of SFAS No. 142.

Underwriting Agencies

Management fees increased 41% to $19.6 million for the second quarter of 2002, compared to $13.9 million for the same period in 2001. Subsidiaries acquired in late 2001 accounted for much of the increase, partially offset by a decrease in management fees from our other underwriting agencies as we continue the consolidation of four of our pre-existing underwriting agency operations into our insurance company operations. Net earnings of our underwriting agencies increased to $6.2 million in the second quarter of 2002 from $4.5 million in 2001 as a result of increased revenue and the adoption of SFAS No. 142. There was $1.5 million (net of income tax) of goodwill amortization recorded in 2001 that was not recorded in 2002. The two subsidiaries acquired in late 2001 contributed $1.7 million to net income during the second quarter of 2002 after absorbing the expense of interest on acquisition debt and corporate allocations. This contribution was offset by the effect of the above mentioned consolidation. We expect the increases in revenue and net earnings to continue for at least the remainder of 2002.

Intermediaries

Commission income increased to $11.1 million for the second quarter of 2002, compared to $10.2 million for the same period in 2001, despite poor market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries increased to $2.4 million for the second quarter of 2002 compared to $0.7 million for the same period of 2001 due to increased revenue, the non-amortization of goodwill, plus a change in the mix of business, which had a higher gross margin during the current quarter.

Other Operations

The decrease in other operating income to $0.5 million during the second quarter of 2002 from $2.5 million for the same period in 2001 resulted principally from the disposition or closure of certain operations during 2001. Net earnings of other operations decreased to $0.2 million in 2002 from $0.4 million in 2001 for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. Recent investments and future dispositions should have a positive effect on this segment's revenue and earnings during the second half of 2002.

Liquidity and Capital Resources

We receive substantial cash from premiums, collection of reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows, which were $46.7 million for the first six months of 2002 compared to $16.5 million for the same period in 2001, can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are generally less than the gross balances shown in our condensed consolidated balance sheets.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $79.1 million, or 9%, during 2002 and totaled $984.5 million as of June 30, 2002, of which $316.9 million was cash and short-term investments. The increase in investments resulted primarily from the positive operating cash flows and the capital contribution we made to Houston Casualty Company.

During April 2002, we drew down $40.0 million on our bank line of credit as partial funding for a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities. During June 2002, we repaid $10.0 million on our bank facility using funds generated from operating cash flows. Because of the utilization of our bank facility, our debt to total capital ratio increased to 20.3% as of June 30, 2002, compared to 19.2% as of December 31, 2001. As of June 30, 2002, the weighted average interest rate on our bank facility outstanding debt was 2.8%.

Under the terms of the related indenture agreement, the 2% convertible notes can be put, or sold back, to us on September 1, 2002 at the option of the note holders. We have previously announced that we intend to pay cash to the holders of the convertible notes who exercise their put option. We plan to use available cash and, if necessary, amounts available under our bank facility to provide the funding for any such repurchase, should it occur.

We have a reserve of $9.0 million as of June 30, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. During the first six months of 2002, we increased the reserve for uncollectible reinsurance by $3.8 million and $1.9 million during the six and three months, respectfully, ended June 30, 2002. The adverse economic environment in the worldwide insurance industry and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

The reduction in the gross loss ratio, together with reduction in ceded premium, is causing the reduction in ceded loss and loss adjustment expense and this is having a positive effect on our reinsurance recoverable balances. We are also making payments and collecting recoverables on the two catastrophe losses which occurred during the third quarter 2001, the terrorist attacks on September 11 and the Total chemical factory near Toulouse, France. We expect this trend to continue over the next few quarters, barring another catastrophe, despite the reinsurance additions from our new specialty liability lines of business, which are more heavily reinsured than most of our other lines of business.

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

In this regard, as of June 30, 2002, our insurance companies had initiated litigation or arbitration proceedings against six reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $19.4 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $26.4 million of incurred losses and loss expenses and other balances due under the subject agreements. During the six months ended June 30, 2002, we negotiated a settlement of one arbitration with a reinsurer under which the reinsurer agreed to pay the full amount due to our company, which we estimate to be $13.5 million. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities or pools of companies which were managed by one of our underwriting agencies, they are indirectly involved in any proceedings involving collections which affect the applicable facilities or pools of companies. As of June 30, 2002, Houston Casualty Company's allocated portion of these actions was $3.9 million and we estimate that there could be up to an additional $2.7 million of incurred losses and loss expenses. Neither Houston Casualty Company nor its affiliated underwriting agency has any net exposure on the portion of the amounts which are due to the non-affiliated companies who also participated in the applicable facilities or pools of companies.

We believe that our operating cash flows, short-term investments and bank facility will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. SFAS No. 142 requires us to perform the initial goodwill impairment test on all reporting units no later than June 30, 2002. The first step is to compare the fair value of a reporting unit with its book value. If the fair value of a reporting unit is less than its book value, the second step will be to calculate the impairment loss, if any, to be reported no later than December 31, 2002. Any impairment loss from the initial adoption of SFAS No. 142 would be a change in accounting principle. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. During the first six months of 2002 we determined our reporting units, completed our initial goodwill impairment testing, completed our first annual impairment testing as of June 30, 2002 and determined we do not have to record an impairment charge. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows.

Significant Accounting Policies

Other than our adoption of SFAS No. 142 described above, we have made no changes in our methods of application of our significant accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

Item 4.        Submission of Matters to Vote of Security Holders

               On May 23, 2002, we held our 2002 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

               (a)  Election of Directors.

                    The following persons were elected to serve on the Board of Directors until the 2003 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:


                    NAME                                    FOR                VOTES WITHHELD
           ---------------------                         ----------            --------------
           Stephen L. Way                                43,566,808              12,062,356
           Frank J. Bramanti                             43,311,458              12,317,706
           Marvin P. Bush                                55,192,816                 436,348
           Patrick B. Collins                            54,896,198                 732,966
           James R. Crane                                55,197,658                 431,506
           J. Robert Dickerson                           54,896,412                 732,752
           Edward H. Ellis, Jr.                          43,601,958              12,027,206
           James C. Flagg, Ph.D.                         54,884,078                 745,086
           Edwin H. Frank, III                           55,198,092                 431,072
           Allan W. Fulkerson                            55,198,857                 430,307
           Walter J. Lack                                55,141,652                 487,512


               (b)  Amendment of the 2001 Flexible Incentive Plan.

                    Shareholders were requested to approve an amendment of the 2001 Flexible Incentive Plan to increase the number of shares of our common stock for which options and other awards may be granted from 3.0 million to 5.0 million. The amendment was approved by the shareholders, who voted 43,074,175 shares in favor, 11,772,182 against and 782,807 abstained.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    99.1 Certification with respect to quarterly report.

               (b)  Reports on Form 8-K

                    On May 10, 2002, we reported on Form 8-K our announcement of financial results for the first quarter of 2002.

                    On June 26, 2002, we reported on Form 8-K the text materials used for a presentation at an investor conference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                   HCC Insurance Holdings, Inc.
                                                -------------------------------------------------------------
                                                                           (Registrant)


August 14, 2002                                                      /s/ Stephen L. Way
-----------------------------                   -------------------------------------------------------------
          (Date)                                             Stephen L. Way, Chairman of the Board
                                                                  and Chief Executive Officer


August 14, 2002                                                    /s/ Edward H. Ellis, Jr.
---------------------------                     -------------------------------------------------------------
         (Date)                                      Edward H. Ellis, Jr., Executive Vice President and
                                                                   Chief Financial Officer