Form 10-Q
period 2002-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2002-11-15
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, for the Quarter Ended September 30, 2002.

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                             0-20766
                           ----------------------------------------------------


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

On October 31, 2002, there were 62.3 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION

         Item 1.  Condensed Consolidated Balance Sheets
                       September 30, 2002 and December 31, 2001 ..................................................3

                  Condensed Consolidated Statements of Earnings
                       For the nine months and the three months ended September 30, 2002 and 2001 ................4

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the nine months ended September 30, 2002 and
                       for the year ended December 31, 2001 ......................................................5

                  Condensed Consolidated Statements of Cash Flows
                       For the nine months and the three months ended September 30, 2002 and 2001 ................7

                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2.  Management's Discussion and Analysis...........................................................25

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................35

         Item 4.  Controls and Procedures........................................................................35

Part II. OTHER INFORMATION.......................................................................................36

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                      Condensed Consolidated Balance Sheets

                            (unaudited, in thousands)

                                    --------

                                                                     September 30, 2002   December 31, 2001
                                                                     ------------------   ------------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2002 - $682,732; 2001 - $513,674)                      $          720,410   $          525,428
   Marketable equity securities, at market
      (cost:  2002 - $16,971;  2001 - $16,431)                                   16,851               16,569
   Short-term investments, at cost, which approximates market                   283,037              338,904
   Other investments, at estimated fair value
      (cost:  2002 - $17,401;  2001 - $8,007)                                    16,751                7,565
                                                                     ------------------   ------------------
      Total investments                                                       1,037,049              888,466

Cash                                                                             34,749               16,891
Restricted cash                                                                 159,365              138,545
Premium, claims and other receivables                                           718,405              665,965
Reinsurance recoverables                                                        846,159              899,128
Ceded unearned premium                                                          135,033               71,140
Ceded life and annuity benefits                                                  80,022               83,013
Deferred policy acquisition costs                                                61,916               32,071
Property and equipment, net                                                      51,023               52,486
Goodwill                                                                        315,610              315,318
Other assets                                                                     32,566               56,097
                                                                     ------------------   ------------------
      TOTAL ASSETS                                                   $        3,471,897   $        3,219,120
                                                                     ==================   ==================

LIABILITIES

Loss and loss adjustment expense payable                             $        1,084,443   $        1,130,748
Life and annuity policy benefits                                                 80,022               83,013
Reinsurance balances payable                                                    147,049               88,637
Unearned premium                                                                280,330              179,530
Deferred ceding commissions                                                      41,762               16,681
Premium and claims payable                                                      721,114              717,159
Notes payable                                                                   207,029              181,928
Accounts payable and accrued liabilities                                         54,567               57,971
                                                                     ------------------   ------------------
      Total liabilities                                                       2,616,316            2,455,667

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2002 - 62,294; 2001 - 61,438)                  62,294               61,438
Additional paid-in capital                                                      414,253              402,089
Retained earnings                                                               355,946              293,426
Accumulated other comprehensive income                                           23,088                6,500
                                                                     ------------------   ------------------
      Total shareholders' equity                                                855,581              763,453
                                                                     ------------------   ------------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $        3,471,897   $        3,219,120
                                                                     ==================   ==================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                    --------


                                             For the nine months ended           For the three months ended
                                                   September 30,                      September 30,
                                               2002             2001              2002              2001
                                          --------------   --------------    --------------    --------------
REVENUE

Net earned premium                        $      362,399   $      249,080    $      136,294    $       93,471
Management fees                                   57,052           43,668            18,057            14,033
Commission income                                 31,631           34,299            10,403             9,507
Net investment income                             28,123           30,613             9,945            10,105
Net realized investment gain (loss)                1,159             (237)              (10)              123
Other operating income                             2,929           15,846               983            10,382
                                          --------------   --------------    --------------    --------------
      Total revenue                              483,293          373,269           175,672           137,621

EXPENSE

Loss and loss adjustment expense                 221,246          216,143            85,163           119,174

Operating expense:
   Policy acquisition costs, net                  44,467           21,515            18,933             9,262
   Compensation expense                           58,744           51,135            19,203            15,669
   Other operating expense                        36,583           55,340            12,591            27,800
                                          --------------   --------------    --------------    --------------
      Net operating expense                      139,794          127,990            50,727            52,731

Interest expense                                   6,892            6,631             2,051             1,470
                                          --------------   --------------    --------------    --------------

      Total expense                              367,932          350,764           137,941           173,375
                                          --------------   --------------    --------------    --------------

      Earnings (loss) before income
         tax provision                           115,361           22,505            37,731           (35,754)

Income tax provision (benefit)                    41,028           16,145            13,462            (6,678)
                                          --------------   --------------    --------------    --------------

        NET EARNINGS (LOSS)               $       74,333   $        6,360    $       24,269    $      (29,076)
                                          ==============   ==============    ==============    ==============

BASIC EARNINGS (LOSS) PER SHARE DATA:

Earnings (loss) per share                 $         1.20   $         0.11    $         0.39    $        (0.49)
                                          ==============   ==============    ==============    ==============

Weighted average shares outstanding               62,170           57,411            62,335            59,399
                                          ==============   ==============    ==============    ==============

DILUTED EARNINGS (LOSS) PER SHARE DATA:

Earnings (loss) per share                 $         1.18   $         0.11    $         0.39    $        (0.49)
                                          ==============   ==============    ==============    ==============

Weighted average shares outstanding               62,841           58,755            62,871            59,399
                                          ==============   ==============    ==============    ==============

Cash dividends declared, per share        $         0.19   $       0.1825    $        0.065    $       0.0625
                                          ==============   ==============    ==============    ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2002
                    and for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                    --------

                                                                                                  Accumulated
                                                                      Additional                    other           Total
                                                            Common     paid-in      Retained     comprehensive   shareholders'
                                                            stock      capital      earnings        income         equity
                                                          ---------   ----------    ---------    -------------   -------------
BALANCE AS OF DECEMBER 31, 2000                           $  51,342   $  196,999    $ 277,876    $       4,713   $     530,930


Net earnings                                                     --           --       30,197               --          30,197

Other comprehensive income                                       --           --           --            1,787           1,787
                                                                                                                 -------------

     Comprehensive income                                                                                               31,984

6,900 shares of common stock issued
  in public offering, net of costs                            6,900      145,505           --               --         152,405

2,715 shares of common stock issued for
  exercise of options, including tax benefit of $12,312       2,715       50,023           --               --          52,738

300 shares of common stock issued
  for purchased companies                                       300        8,031           --               --           8,331

Issuance of 114 shares of
  contractually issuable common stock                           114         (114)          --               --              --

Issuance of 67 shares of
  contingently issuable common stock                             67        1,645           --               --           1,712

Cash dividends declared, $0.245 per share                        --           --      (14,647)              --         (14,647)
                                                          ---------   ----------    ---------    -------------   -------------

    BALANCE AS OF DECEMBER 31, 2001                       $  61,438   $  402,089    $ 293,426    $       6,500   $     763,453
                                                          =========   ==========    =========    =============   =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries
      Condensed Consolidated Statements of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2002
                    and for the year ended December 31, 2001

                (unaudited, in thousands, except per share data)

                                   (continued)

                                     ------

                                                                                                Accumulated
                                                                     Additional                    other            Total
                                                          Common      paid-in       Retained    comprehensive   shareholders'
                                                          stock       capital       earnings       income           equity
                                                         ---------   ----------    ---------    -------------   -------------
BALANCE AS OF DECEMBER 31, 2001                          $  61,438   $  402,089    $ 293,426    $       6,500   $     763,453


Net earnings                                                    --           --       74,333               --          74,333

Other comprehensive income                                      --           --           --           16,588          16,588
                                                                                                                -------------

     Comprehensive income                                                                                              90,921

753 shares of common stock issued for
  exercise of options, including tax benefit of $2,982         753       12,267           --               --          13,020

Issuance of 103 shares of
   contractually issuable common stock                         103         (103)          --               --              --

Cash dividends declared, $0.19 per share                        --           --      (11,813)              --         (11,813)
                                                         ---------   ----------    ---------    -------------   -------------

    BALANCE AS OF SEPTEMBER 30, 2002                     $  62,294   $  414,253    $ 355,946    $      23,088   $     855,581
                                                         =========   ==========    =========    =============   =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

                 Condensed Consolidated Statements of Cash Flows

                            (unaudited, in thousands)

                                                         For the nine months ended     For the three months ended
                                                                 September 30,               September 30,
                                                           2002           2001           2002           2001
                                                        -----------    -----------    -----------    -----------
Cash flows from operating activities:
  Net earnings (loss)                                   $    74,333    $     6,360    $    24,269    $   (29,076)
  Adjustments to reconcile net earnings (loss) to
    net cash provided by operating activities:
      Change in premium, claims and other
          receivables                                       (52,440)      (100,469)       (14,989)       (48,720)
      Change in reinsurance recoverables                     52,969       (190,056)        22,933       (136,645)
      Change in ceded unearned premium                      (63,893)        16,284        (24,583)        11,659
      Change in other assets                                 13,445        (16,375)         4,380        (21,825)
      Change in loss and loss adjustment
          expense payable                                   (46,305)       266,322        (11,141)       209,055
      Change in reinsurance balances payable                 58,412        (18,258)        19,953          4,763
      Change in unearned premium                            100,800          2,626         32,421        (12,653)
      Change in premium and claims payable,
          net of restricted cash                            (16,865)        82,763         24,513         60,607
      Gains on dispositions                                      --         (8,171)            --         (8,171)
      Depreciation, amortization and impairments              7,933         29,782          2,555         20,483
      Other, net                                             (5,561)        11,168         (4,165)        15,963
                                                        -----------    -----------    -----------    -----------
         Cash provided by operating activities              122,828         81,976         76,146         65,440

Cash flows from investing activities:
    Sales of fixed income securities                        197,466         88,621         43,302         17,493
    Maturity or call of fixed income securities              32,951         25,843         13,260          5,189
    Sales of equity securities                                3,417         11,960             --          9,489
    Other proceeds                                               --          1,042             --          1,042
    Change in short-term investments                         55,867       (148,364)        14,365       (170,125)
    Cost of securities acquired                            (412,521)      (187,383)      (125,421)       (51,871)
    Purchases of property and equipment                      (3,948)        (4,637)        (1,110)        (1,646)
                                                        -----------    -----------    -----------    -----------
         Cash used by investing activities                 (126,768)      (212,918)       (55,604)      (190,429)

Cash flows from financing activities:
    Issuance of notes payable                                40,000        168,058             --        168,058
    Sale of common stock, net of costs                       10,038        172,538            777         10,701
    Payments on notes payable                               (15,409)      (209,523)        (2,140)       (51,023)
    Dividends paid and other, net                           (12,831)       (10,619)        (3,887)        (3,542)
                                                        -----------    -----------    -----------    -----------
         Cash provided (used) by financing activities        21,798        120,454         (5,250)       124,194
                                                        -----------    -----------    -----------    -----------
         Net change in cash                                  17,858        (10,488)        15,292           (795)

         Cash at beginning of period                         16,891         13,991         19,457          4,298
                                                        -----------    -----------    -----------    -----------

         CASH AT END OF PERIOD                          $    34,749    $     3,503    $    34,749    $     3,503
                                                        ===========    ===========    ===========    ===========

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

     Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2001, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

     Income Tax

     For the nine months ended September 30, 2002 and 2001, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes, tax exempt municipal bond interest and, in 2001, goodwill amortization.

     Effects of Recent Accounting Pronouncements

     Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(1)  GENERAL INFORMATION, CONTINUED

     goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. During the first six months of 2002, we determined our reporting units, completed our initial goodwill impairment testing, completed our first annual impairment testing as of June 30, 2002 and determined we did not have to record an impairment charge. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows.

     The tables below reconcile net earnings and earnings per share we reported to adjusted amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2001 instead of January 1, 2002:

                                                   For the nine months ended       For the three months ended
                                                         September 30,                   September 30,
                                                     2002            2001             2002            2001
                                                 -------------   -------------    -------------   -------------
Net earnings (loss):

   Reported net earnings (loss)                  $      74,333   $       6,360    $      24,269   $     (29,076)
   Add back goodwill amortization                           --           9,162               --           3,241
   Add back license amortization                            --             409               --              96
   Less tax benefit from goodwill amortization              --            (819)              --            (286)
                                                 -------------   -------------    -------------   -------------

      ADJUSTED NET EARNINGS (LOSS)               $      74,333   $      15,112    $      24,269   $     (26,025)
                                                 =============   =============    =============   =============

Basic earnings (loss) per share:

   Reported basic earnings (loss) per share      $        1.20   $        0.11    $        0.39   $       (0.49)
   Add back amortization, net of tax effect                 --            0.15               --            0.05
                                                 -------------   -------------    -------------   -------------

      ADJUSTED BASIC EARNINGS (LOSS)
         PER SHARE                               $        1.20   $        0.26    $        0.39   $       (0.44)
                                                 =============   =============    =============   =============

Diluted earnings (loss) per share:

   Reported diluted earnings (loss) per share    $        1.18   $        0.11    $        0.39   $       (0.49)
   Add back amortization, net of tax effect                 --            0.15               --            0.05
                                                 -------------   -------------    -------------   -------------

      ADJUSTED DILUTED EARNINGS (LOSS)
         PER SHARE                               $        1.18   $        0.26    $        0.39   $       (0.44)
                                                 =============   =============    =============   =============

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

                            (unaudited, in thousands)

                                   (continued)


(1)  GENERAL INFORMATION, CONTINUED

     The following tables show the balances of our intangible assets, which are included in other assets on our condensed consolidated balance sheets, after our adoption of SFAS No. 142 effective January 1, 2002:

          Intangible assets not subject to amortization --
              insurance company and other licenses                    $      6,792
                                                                      ============

          Intangible assets subject to amortization:
              Gross amounts recorded                                  $     10,231
              Less accumulated amortization                                   (722)
                                                                      ------------

                 NET INTANGIBLE ASSETS SUBJECT TO AMORTIZATION        $      9,509
                                                                      ============

     Amortization of intangible assets which are subject to amortization under SFAS No. 142 amounted to $2.5 million during the first nine months of 2002. There was an insignificant amount of amortization for the same period of 2001, as substantially all of our intangible assets subject to amortization were acquired in our October 2001 acquisitions. Estimated amortization expense for 2002 and future years as of January 1, 2002 are as follows:

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
                                                       ===============

     SFAS No. 146 entitled " Accounting for Costs Associated with Exit or Disposal Activities" was issued in July, 2002 and will become effective for us on January 1, 2003. SFAS No. 146 will spread out the reporting of expenses related to restructurings and is a change to existing guidance. The commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated coats. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value and the liability will be subsequently adjusted for changes in estimated cash flow. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position, results of operations or cash flows.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    ---------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(1)  GENERAL INFORMATION, CONTINUED

     Unusual Loss Events

     During 2001, we experienced three significant gross losses. The first loss was the September 11 terrorist attacks, which produced the largest loss to our insurance company operations in our history. At that time we recorded our initial estimates of gross and net incurred losses of $141.0 million and $35.0 million, respectively. The other two losses were the Petrobras and Total Oil Company incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these policies were substantially reinsured, the net losses were not material to our results of operations. Additionally, during 2002, as a result of further evaluation, we reduced our gross losses from the September 11, terrorist attacks by $21.5 million and reduced our gross losses from the Total loss by $14.0 million. The Petrobras loss was paid during 2001 and all reinsurance recoverables were collected at that time. A substantial portion of the Total Oil Company loss has been paid during 2002 and the related reinsurance recoverables have been collected. We expect the remainder to be settled during the fourth quarter of 2002.

     During the first nine months of 2002 we recorded incurred losses in the amount of $7.7 million related to certain business included in discontinued lines. This business was acquired as part of our purchase of Centris in 1999 and was subsequently sold. The business was of the type that we have not historically written.

     Other Information

     During September, 2001 we recorded several charges totaling $37.3 million related to our primary workers' compensation line of business. Included in this charge was $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business.

     Reclassifications

     Certain amounts in our 2001 condensed consolidated financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

(2)  STRATEGIC INVESTMENTS AND ACQUISITIONS

     SureTec Financial Corp.

     During September, 2002, we invested a total of $5.0 million in SureTec Financial Corp. The investment consisted of a combination of a 23% equity interest and a $2.5 million note receivable and will provide SureTec with additional capital for its insurance company subsidiary, SureTec Insurance Company. We will use the equity method of accounting for our equity investment in SureTec. SureTec is a Houston based property and casualty insurance holding company whose subsidiaries specialize in underwriting contract surety and providing other related services to the construction industry, primarily in Texas. Recently, A.M. Best Company assigned an initial rating of A- (Excellent) to SureTec Insurance Company based upon the expertise of SureTec's management and in anticipation of this additional capital contribution.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(2)  STRATEGIC INVESTMENTS AND ACQUISITIONS, CONTINUED

     MAG Global Financial Products, LLC

     During October 2002, we completed the acquisition of all of the outstanding shares of a specialty underwriting agency, MAG Global Financial Products, LLC ("MAG"). This business combination will be recorded using the purchase method of accounting. The agency is a leader in the directors and officers liability line of business and was acquired to expand our agency operations and provide us an entry into underwriting that line of business. It has a profitable history, a market leadership position and a workforce with significant expertise and reputation to justify any goodwill to be recorded. The results of operations will be included in our consolidated financial statements beginning on the effective date of the acquisition.

     Total consideration paid in October was $6.2 million which approximates the stockholders' equity of MAG based on generally accepted accounting principles in the United States of America. Initial consideration will be adjusted to actual stockholders' equity during the fourth quarter of 2002 after MAG's financial statements as of the acquisition date are finalized. Additional payments to the sellers are due based on MAG's pre-tax earnings from the acquisition date through September 30, 2007. Although the purchase accounting for the acquisition has not been finalized, we do not expect significant intangible assets to result from the acquisition. Any goodwill ultimately recorded will be deductible for U.S. Federal income tax purposes.

(3)  REINSURANCE

     In the normal course of business our insurance companies cede a portion of their premium to non-affiliated domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholders, our insurance companies participate in such agreements for the purpose of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. The following table represents the effect of such reinsurance transactions on premium and loss and loss adjustment expense:

                                                                                                           Loss and Loss
                                                                    Written              Earned             Adjustment
                                                                    Premium              Premium              Expense
                                                                ---------------      ---------------      ---------------
        For the nine months ended September 30, 2002:

        Direct business                                         $       674,258      $       586,386      $       389,359
        Reinsurance assumed                                             177,826              162,304               71,321
        Reinsurance ceded                                              (449,856)            (386,291)            (239,434)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       402,228      $       362,399      $       221,246
                                                                ===============      ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(3)   REINSURANCE, CONTINUED

                                                                                                          Loss and Loss
                                                                    Written               Earned            Adjustment
                                                                    Premium               Premium             Expense
                                                                ---------------      ---------------      ---------------
        For the nine months ended September 30, 2001:

        Direct business                                         $       604,433      $       600,363      $       498,344
        Reinsurance assumed                                             162,174              160,316              359,085
        Reinsurance ceded                                              (495,343)            (511,599)            (641,286)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       271,264      $       249,080      $       216,143
                                                                ===============      ===============      ===============

        For the three months ended September 30, 2002:

        Direct business                                         $       237,478      $       208,300      $       128,201
        Reinsurance assumed                                              60,986               57,308               42,055
        Reinsurance ceded                                              (153,898)            (129,314)             (85,093)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       144,566      $       136,294      $        85,163
                                                                ===============      ===============      ===============

        For the three months ended September 30, 2001:

        Direct business                                         $       199,047      $       203,301      $       223,449
        Reinsurance assumed                                              43,852               51,240              202,920
        Reinsurance ceded                                              (149,724)            (161,070)            (307,195)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $        93,175      $        93,471      $       119,174
                                                                ===============      ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  REINSURANCE, CONTINUED

     The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                               September 30, 2002    December 31, 2001
                                                                               ------------------    ------------------
       Reinsurance recoverable on paid losses                                  $          129,154    $           86,653
       Reinsurance recoverable on outstanding losses                                      331,643               414,428
       Reinsurance recoverable on incurred but not reported losses                        394,950               403,223
       Reserve for uncollectible reinsurance                                               (9,588)               (5,176)
                                                                               ------------------    ------------------

             TOTAL REINSURANCE RECOVERABLES                                    $          846,159    $          899,128
                                                                               ==================    ==================

      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                               September 30, 2002    December 31, 2001
                                                                               ------------------    ------------------
       Loss and loss adjustment expense payable                                $        1,084,443    $        1,130,748
       Reinsurance recoverable on outstanding losses                                     (331,643)             (414,428)
       Reinsurance recoverable on incurred but not reported losses                       (394,950)             (403,223)
                                                                               ------------------    ------------------

             NET RESERVES                                                      $          357,850    $          313,097
                                                                               ==================    ==================

       Unearned premium                                                        $          280,330    $          179,530
       Ceded unearned premium                                                            (135,033)              (71,140)
                                                                               ------------------    ------------------

             NET UNEARNED PREMIUM                                              $          145,297    $          108,390
                                                                               ==================    ==================

       Deferred policy acquisition costs                                       $           61,916    $           32,071
       Deferred ceding commissions                                                        (41,762)              (16,681)
                                                                               ------------------    ------------------

             NET DEFERRED POLICY ACQUISITION COSTS                             $           20,154    $           15,390
                                                                               ==================    ==================

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

                                                                              September 30, 2002       December 31, 2001
                                                                              ------------------       -----------------
       Payables to reinsurers                                                 $          207,171       $         199,581
       Letters of credit                                                                 145,805                 145,796
       Cash deposits                                                                      11,691                  14,851
                                                                              ------------------       -----------------

             TOTAL CREDITS                                                    $          364,667       $         360,228
                                                                              ==================       =================

     We have a reserve of $9.6 million as of September 30, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. The reserve for uncollectible reinsurance increased due to provisions of $5.3 million and $1.6 million for the nine and three months, respectively, ended September 30, 2002. The adverse economic environment in the worldwide insurance industry in recent years and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due to us are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect a substantial portion of the amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(3)  REINSURANCE, CONTINUED

     In this regard, as of September 30, 2002, our insurance companies had initiated three litigation or arbitration proceedings against reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $16.2 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $14.3 million of incurred losses and loss expenses and other balances due under the subject agreements. During the nine months ended September 30, 2002, we negotiated the settlement of two arbitrations with reinsurers under which the reinsurers agreed to pay the full amounts due to us, which we estimate to be $27.5 million in the aggregate. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities or pools of companies which were managed by one of our underwriting agencies, they are indirectly involved in any proceedings involving collections which affect the applicable facilities or pools of companies. As of September 30, 2002, Houston Casualty Company's allocated portion of these actions was $3.0 million and we estimate that there could be up to an additional $2.4 million of incurred losses and loss expenses. Neither Houston Casualty Company nor its affiliated underwriting agency has any net exposure on the portion of the amounts which are due to the non-affiliated companies who also participated in the applicable facilities or pool of companies.

(4)  SEGMENT AND GEOGRAPHIC INFORMATION

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

     SFAS No. 142, which we adopted effective January 1, 2002, required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the comparability of certain segment information between periods. Pro forma segment information is shown in the tables for the nine and three months ended September 30, 2001, as if we had adopted SFAS No. 142 as of January 1, 2001.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)


(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                        Insurance    Underwriting                       Other
                                         Company         Agency     Intermediary     Operations      Corporate        Total
                                       -----------   ------------   ------------     ----------      ---------       ---------
For the nine months ended September 30, 2002:

Revenue:
   Domestic                            $   324,746     $  58,918     $  18,535        $   1,335      $     774       $ 404,308
   Foreign                                  64,648           510        13,827               --             --          78,985
   Inter-segment                                --        20,457           746               --             --          21,203
                                       -----------     ---------     ---------        ---------      ---------       ---------

      TOTAL SEGMENT REVENUE            $   389,394     $  79,885     $  33,108        $   1,335      $     774         504,496
                                       ===========     =========     =========        =========      =========

   Inter-segment revenue                                                                                               (21,203)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 483,293
                                                                                                                     =========



Net earnings:
   Domestic                              $  42,873     $  17,270     $   4,658        $     750      $   1,309       $  66,860
   Foreign                                   5,137           300         2,406               --             --           7,843
                                       -----------     ---------     ---------        ---------      ---------       ---------

      TOTAL SEGMENT NET EARNINGS       $    48,010     $  17,570     $   7,064        $     750      $   1,309          74,703
                                       ===========     =========     =========        =========      =========

     Inter-segment eliminations                                                                                           (370)
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS                                                                                   $  74,333
                                                                                                                     =========


Other items:
   Net investment income               $    24,713     $   2,144     $     731        $     376      $     159       $  28,123
   Depreciation and amortization             2,241         4,585           256               77            774           7,933
   Interest expense (benefit)                  127         5,748         1,931               --           (914)          6,892
   Capital expenditures                      1,510         1,155         1,041               --            242           3,948

   Income tax provision                     23,375        11,682         5,165              364            631          41,217
   Inter-segment eliminations                                                                                             (189)
                                                                                                                     ---------

        CONSOLIDATED INCOME TAX PROVISION                                                                            $  41,028
                                                                                                                     =========


During the first nine months of 2002, the insurance company segment recorded a charge of $5.0 million (net of income tax) related to a discontinued line of business.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                        Insurance   Underwriting                       Other
                                         Company       Agency     Intermediary       Operations     Corporate         Total
                                       -----------  ------------  ------------      -----------    -----------     -----------
For the nine months ended September 30, 2001:

Revenue:
   Domestic                            $   242,219   $    46,402   $    18,184      $    14,374    $       715     $   321,894
   Foreign                                  31,363         1,561        18,451               --             --          51,375
   Inter-segment                                --        15,585           395            1,954             --          17,934
                                       -----------   -----------   -----------      -----------    -----------     -----------

      TOTAL SEGMENT REVENUE            $   273,582   $    63,548   $    37,030      $    16,328    $       715         391,203
                                       ===========   ===========   ===========      ===========    ===========

   Inter-segment revenue                                                                                               (17,934)
                                                                                                                   -----------

      CONSOLIDATED TOTAL REVENUE                                                                                   $   373,269
                                                                                                                   ===========

Net earnings (loss):
   Domestic                            $   (15,823)  $    12,184   $     3,454      $     6,746    $       764     $     7,325
   Foreign                                  (5,530)          808         2,766               --             --          (1,956)
                                       -----------   -----------   -----------      -----------    -----------     -----------

       TOTAL SEGMENT NET EARNINGS
        (LOSS)                         $   (21,353)  $    12,992   $     6,220      $     6,746    $       764           5,369
                                       ===========   ===========   ===========      ===========    ===========

     Inter-segment eliminations                                                                                            991
                                                                                                                   -----------

         CONSOLIDATED NET EARNINGS                                                                                 $     6,360
                                                                                                                   ===========

SFAS No. 142 pro forma adjustments:
   Net effect of goodwill and
         intangible asset amortization $     1,623   $     4,494   $     2,635      $        --    $        --     $     8,752
                                       -----------   -----------   -----------      -----------    -----------     -----------

   Pro forma segment net earnings
    (loss)                             $   (19,730)  $    17,486   $     8,855      $     6,746    $       764          14,121
                                       ===========   ===========   ===========      ===========    ===========

     Inter-segment eliminations                                                                                            991
                                                                                                                   -----------

        PRO FORMA CONSOLIDATED NET EARNINGS                                                                        $    15,112
                                                                                                                   ===========

Other items:
   Net investment income               $    23,248   $     4,305   $     2,336      $        73    $       651     $    30,613
   Depreciation, amortization and
          impairments                       19,295         6,903         2,918              203            463          29,782
   Interest expense                             33         3,466         2,803               12            317           6,631
   Capital expenditures                      2,380           480           903              107            767           4,637

   Income tax provision (benefit)           (6,282)       10,865         4,552            4,052          2,352          15,539
   Inter-segment eliminations                                                                                              606
                                                                                                                   -----------

       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                  $    16,145
                                                                                                                   ===========

  During the first nine months of 2001, the insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business being exited. Of the latter amount, $15.0 million was an impairment of goodwill which was not deductible for income tax purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                       Insurance      Underwriting                     Other
                                        Company         Agency      Intermediary     Operations      Corporate         Total
                                       -----------    ------------  ------------     ----------      ---------       ---------
For the three months ended September 30, 2002:

Revenue:
   Domestic                            $   114,667     $  19,001     $   6,033        $     730      $     (16)      $ 140,415
   Foreign                                  30,700           (81)        4,638               --             --          35,257
   Inter-segment                              --           7,579           391               --             --           7,970
                                       -----------     ---------     ---------        ---------      ---------       ---------

      TOTAL SEGMENT REVENUE            $   145,367     $  26,499     $  11,062        $     730      $     (16)        183,642
                                       ===========     =========     =========        =========      =========

   Inter-segment revenue                                                                                                (7,970)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 175,672
                                                                                                                     =========



Net earnings:
   Domestic                              $  12,634     $   5,871     $   1,774        $     455      $      13       $  20,747
   Foreign                                   2,397            43         1,138               --             --           3,578
                                       -----------     ---------     ---------        ---------      ---------       ---------

       TOTAL SEGMENT NET EARNINGS      $    15,031     $   5,914     $   2,912        $     455      $      13          24,325
                                       ===========     =========     =========        =========      =========

     Inter-segment eliminations                                                                                            (56)
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS                                                                                   $  24,269
                                                                                                                     =========



Other items:
   Net investment income               $     8,739     $     814     $     267        $     155      $     (30)      $   9,945
   Depreciation and amortization               723         1,474            86               11            261           2,555
   Interest expense (benefit)                   54         1,868           643               --           (514)          2,051
   Capital expenditures                        503           355           346               --            (94)          1,110

   Income tax provision (benefit)            7,361         4,377         1,584              312           (161)         13,473
   Inter-segment eliminations                                                                                              (11)
                                                                                                                     ---------

       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                    $  13,462
                                                                                                                     =========


During the third quarter of 2002, the insurance company segment recorded a charge of $5.0 million (net of income tax) related to a discontinued line of business.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                        Insurance    Underwriting                       Other
                                         Company        Agency      Intermediary     Operations      Corporate         Total
                                       -----------   ------------   ------------     ----------      ---------       ---------
For the three months ended September 30, 2001:

Revenue:
   Domestic                            $    88,015     $  14,610     $   5,220        $   9,953      $     617       $ 118,415
   Foreign                                  14,061           240         4,905               --             --          19,206
   Inter-segment                                --         5,152           260              665             --           6,077
                                       -----------     ---------     ---------        ---------      ---------       ---------

      TOTAL SEGMENT REVENUE            $   102,076     $  20,002     $  10,385        $  10,618      $     617         143,698
                                       ===========     =========     =========        =========      =========

   Inter-segment revenue                                                                                                (6,077)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 137,621
                                                                                                                     =========


Net earnings (loss):
   Domestic                            $   (36,482)    $   4,082     $     692        $   5,860      $     392       $ (25,456)
   Foreign                                  (5,237)          160         1,268               --             --          (3,809)
                                       -----------     ---------     ---------        ---------      ---------       ---------

       TOTAL SEGMENT NET EARNINGS
        (LOSS)                         $   (41,719)    $   4,242     $   1,960        $   5,860      $     392         (29,265)
                                       ===========     =========     =========        =========      =========

     Inter-segment eliminations                                                                                            189
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS
          (LOSS)                                                                                                     $ (29,076)
                                                                                                                     =========

SFAS No. 142 pro forma adjustments:
   Net effect of goodwill and
         intangible asset amortization $       549     $   1,624     $     878        $      --      $      --       $   3,051
                                       -----------     ---------     ---------        ---------      ---------       ---------

   Pro forma segment net earnings
    (loss)                             $   (41,170)    $   5,866     $   2,838        $   5,860      $     392         (26,214)
                                       ===========     =========     =========        =========      =========

     Inter-segment eliminations                                                                                            189
                                                                                                                     ---------

        PRO FORMA CONSOLIDATED NET EARNINGS (LOSS)                                                                   $ (26,025)
                                                                                                                     =========

Other items:
   Net investment income               $     7,924     $   1,072     $     619        $      14      $     476       $  10,105
   Depreciation, amortization and
           impairments                      16,561         2,618           971               94            239          20,483
   Interest expense (benefit)                   16           964           769               12           (291)          1,470
   Capital expenditures                        702            29           534               41            340           1,646

   Income tax provision (benefit)          (15,187)        3,644           234            3,498          1,004          (6,807)
   Inter-segment eliminations                                                                                              129
                                                                                                                     ---------
       CONSOLIDATED INCOME TAX PROVISION (BENEFIT)                                                                   $  (6,678)
                                                                                                                     =========


  During the third quarter of 2001, the insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attacks on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business being exited. Of the latter amount, $15.0 million was an impairment of goodwill which was not deductible for income tax purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

     The following tables present revenue by line of business within each operating segment for the periods indicated:

                                       For the nine months ended   For the three months ended
                                             September 30,              September 30,
                                          2002          2001          2002          2001
                                       -----------   -----------   -----------   -----------
Insurance company:

   Group life, accident and health     $   214,595   $   137,369   $    85,484   $    50,716
   Aviation                                 76,599        65,675        25,845        23,397
   Property, marine and energy              27,795        15,640        10,636         6,503
   Other specialty lines of business        27,364        10,831        11,105         4,007
                                       -----------   -----------   -----------   -----------

        Subtotal                           346,353       229,515       133,070        84,623

   Discontinued lines of business           16,046        19,565         3,224         8,848
                                       -----------   -----------   -----------   -----------

     TOTAL NET EARNED PREMIUM          $   362,399   $   249,080   $   136,294   $    93,471
                                       ===========   ===========   ===========   ===========

Underwriting agency:

   Group life, accident and health     $    36,347   $    36,519   $    11,321   $    11,493
   Property and casualty                    20,705         7,149         6,736         2,540
                                       -----------   -----------   -----------   -----------

     TOTAL MANAGEMENT FEES             $    57,052   $    43,668   $    18,057   $    14,033
                                       ===========   ===========   ===========   ===========


Intermediary:

   Group life, accident and health     $    24,373   $    26,621   $     7,893   $     7,118
   Property and casualty                     7,258         7,678         2,510         2,389
                                       -----------   -----------   -----------   -----------

     TOTAL COMMISSION INCOME           $    31,631   $    34,299   $    10,403   $     9,507
                                       ===========   ===========   ===========   ===========

     Goodwill assigned to our operating segments after our adoption of SFAS No. 142 effective January 1, 2002 was as follows:

              Insurance company                             $    130,504
              Underwriting agency                                107,598
              Intermediary                                        77,216
                                                            ------------

                       TOTAL GOODWILL                       $    315,318
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

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                    For the nine months ended      For the three months ended
                                                         September 30,                  September 30,
                                                       2002           2001            2002            2001
                                                   ------------   ------------    ------------    ------------
         Net earnings (loss)                       $     74,333   $      6,360    $     24,269    $    (29,076)
                                                   ============   ============    ============    ============

         Reconciliation of shares outstanding:

      Shares of common stock outstanding
       at period end                                     62,294         59,791          62,294          59,791
      Effect of common shares issued
       during the period                                   (176)        (2,563)            (11)           (575)
      Contingent shares to be issued                         --             28              --              28
      Common shares contractually issuable in
      the future                                             52            155              52             155
                                                   ------------   ------------    ------------    ------------

      Weighted average common
         shares outstanding                              62,170         57,411          62,335          59,399

      Additional dilutive effect of
      outstanding options (as determined  by the
      application of the treasury stock
      method)                                               671          1,344             536              --
                                                   ------------   ------------    ------------    ------------


      Weighted average shares and
         potential common shares outstanding             62,841         58,755          62,871          59,399
                                                   ============   ============    ============    ============

      Anti-dilutive shares not included
         in computation                                     415            158           1,216           1,360
                                                   ============   ============    ============    ============

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)

(6)   SUPPLEMENTAL INFORMATION

      Supplemental information is summarized below:

                                               For the nine months ended               For the three months ended
                                                       September 30,                            September 30,
                                                 2002                2001                2002                  2001
                                             -------------       -------------       -------------        -------------
      Interest paid                          $       4,568       $       7,776       $       2,151        $         491
      Income tax paid                               23,045              27,171              10,025               18,574
      Comprehensive income (loss)                   90,921              12,688              35,789              (25,557)
      Ceding commissions netted with
        policy acquisition costs                   102,822             146,456              36,658               45,818

(7)  NOTES PAYABLE

     The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheet.

                                                                          September 30, 2002        December 31, 2001
                                                                          ------------------        -----------------
      2% Convertible notes                                                 $        172,451         $       172,500
      Bank facility                                                                  30,000                      --
      Acquisition notes                                                                 961                   3,365
      Mortgage note and other                                                         3,617                   6,063
                                                                           ----------------         ---------------

               TOTAL NOTES PAYABLE                                         $        207,029         $       181,928
                                                                           ================         ===============

     During April 2002, we drew down $40.0 million on our bank facility as partial funding for a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities. Since that time, we have repaid $10.0 million on our bank facility using funds generated from operating cash flows. As of September 30, 2002, the weighted average interest rate on our bank facility outstanding debt was 2.8%.

     Under the terms of the related indenture agreement, our outstanding 2% convertible notes could have been put, or sold back, to us on September 1, 2002 at the option of the note holders. On September 4, 2002, we paid $49,000 in cash for the notes which were so tendered. Under the indenture agreement, the next available date for the remaining noteholders to exercise their put rights is September 1, 2004.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                                    --------

              Notes to Condensed Consolidated Financial Statements

                            (unaudited, in thousands)

                                   (continued)



(8)  COMMITMENTS AND CONTINGENCIES

     In addition to the matters discussed in Note (3), Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of these lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We believe the resolution of the lawsuits in which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows.

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

NINE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 2001

Results of Operations

Total revenue increased 29% to $483.3 million for the first nine months of 2002 from $373.3 million for the same period in 2001. The revenue increase in the insurance company segment resulted from organic growth in our existing lines of business, the addition of new specialty lines of business and increased retention levels. The revenue in the underwriting agency segment increased due to organic growth and two acquisitions made in late 2001, but was offset by reduced revenue in the intermediary and other operations segments as a result of market conditions and the sale or other disposition of various operations in 2001.

Net investment income decreased to $28.1 million for the first nine months of 2002 from $30.6 million for the same period in 2001. This decrease was due to the decrease in interest rates partially offset by the higher level of invested assets which resulted from cash flow provided by operating activities and capital contributions made to our insurance company segment. Although we expect investment assets to continue to increase, investment income is unlikely to show much growth until interest rates rise.

Compensation expense increased to $58.7 million during the first nine months of 2002 from $51.1 million for the same period in 2001. Much of this increase was due to the two underwriting agency subsidiaries acquired in late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during the same period.

The first nine months of 2001 were adversely affected as we experienced the largest loss to our insurance company operations in our history due to the terrorist attack on September 11, with incurred net losses of $35.0 million. In 2001, we also recorded a charge totaling $37.3 million related to our primary workers' compensation line of business and other lines that we had decided to cease writing. Included in this charge was $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business.

Other operating expense decreased to $36.6 million during the first nine months of 2002 compared to the $55.3 million for the same period in 2001. As compared to the prior period, current expense increased as a result of the two acquisitions made in 2001 and the increase in the provision for uncollectible reinsurance, offset by the reduction in the amortization of goodwill, operations sold or disposed of and the charge for lines of business being exited in 2001.

Interest expense was $6.9 million for the first nine months of 2002 compared to $6.6 million for the same period in 2001. Included in the current period is $2.9 million representing the amortization of underwriting discounts and other costs of our August 2001 issuance of 2% convertible notes. These costs were fully amortized by the end of August 2002.

Income tax expense was $41.0 million for the first nine months of 2002 compared to $16.1 million for the same period in 2001. Our effective tax rate was 35.6% in the current period. The unusual tax rate for 2001 results from the write off related to the impairment of goodwill, which was not deductible for income tax purposes.

Net earnings increased to $74.3 million, or $1.18 per diluted share, for the first nine months of 2002 from $6.4 million, or $0.11 per diluted share, for the same period in 2001. The increase in net earnings resulted from increased revenue and an improved underwriting performance by the insurance company segment, net of a charge in 2002 related to a discontinued line of business ($5.0 million or $0.08 per share). Other events affecting the comparison include losses from the September 11 terrorist attacks recorded during 2001 ($22.8 million or $0.39 per share), the charge for lines of business being exited during 2001 ($29.6 million or $0.50 per share) and from the non-amortization of goodwill in accordance with SFAS No. 142 ($8.8 million or $0.15 per share).

Our book value per share was $13.72 as of September 30, 2002, up from $12.40 as of December 31, 2001. Net earnings and the unrealized gain on available for sale securities contributed to the increase in book value per share.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (in thousands):

                                                         Gross              Net                Net            Net
                                                        written           written            earned          loss
                                                        premium           premium            premium         ratio
                                                     ------------       ------------       ------------    ---------
      For the nine months ended September 30, 2002:
      Group life, accident and health                $    461,699       $    220,803       $    214,595         62.8%
      Aviation                                            153,908             75,741             76,599         51.5
      Property, marine and energy                          98,379             57,443             27,795         23.9
      Other specialty lines of business                   130,147             41,847             27,364         76.5
                                                     ------------       ------------       ------------    ---------

           Subtotal                                       844,133            395,834            346,353         58.3

      Discontinued lines of business                        7,951              6,394             16,046        120.9
                                                     ------------       ------------       ------------    ---------

           TOTALS                                    $    852,084       $    402,228       $    362,399         61.1%
                                                     ============       ============       ============

                                                                                         Expense ratio          26.2
                                                                                                           ---------

                                                                                         Combined ratio         87.3%
                                                                                                           =========
      For the nine months ended September 30, 2001:

      Group life, accident and health                $    474,695       $    139,379       $    137,369         86.2%
      Aviation                                            137,123             67,460             65,675         65.0
      Property, marine and energy                          65,825             22,906             15,640         61.2
      Other specialty lines of business                    11,285             10,075             10,831         81.3
                                                     ------------       ------------       ------------    ---------

           Subtotal                                       688,928            239,820            229,515         78.2

      Discontinued lines of business                       77,679             31,444             19,565        187.9
                                                     ------------       ------------       ------------    ---------

           TOTALS                                    $    766,607       $    271,264       $    249,080         86.8%
                                                     ============       ============       ============

                                                                                         Expense ratio          26.2
                                                                                                           ---------

                                                                                         Combined ratio        113.0%
                                                                                                           =========

Gross written premium increased 11% to $852.1 million for the first nine months of 2002 from $766.6 million for the same period in 2001. This increase was 23% before the reduction due to discontinued lines of business. The increase resulted from organic growth and premium rate increases in our aviation and property, marine and energy lines of business, plus other specialty lines of business not previously written, offset by the decrease in discontinued lines. Gross written premium is expected to continue to increase into 2003.

Net written premium for the first nine months of 2002 increased 48% to $402.2 million from $271.3 million for the same period in 2001, as our insurance companies have increased retentions on the group life, accident and health and the property, marine and energy segments, in addition to the effect of the changes in gross premium described above. Net earned premium also increased 45% to $362.4 million for the same reasons. Increases in net written and net earned premiums were 65% and 51%, respectively, before the reduction in discontinued lines of business. Increases in net written and net earned premium are expected to continue.

Loss and loss adjustment expense was $221.2 million for the first nine months of 2002 compared to $216.1 million for the same period in 2001. The 2001 net loss expense included $35.0 million from the September 11 terrorist attacks and $18.8 million from the charge for lines of business being exited. Prior year net reserve redundancies included in loss and loss adjustment expense approximated $4.1 million and $6.9 million for the first nine months of 2002 and 2001, respectively. The redundancies resulted from the settlement of claims for less than amounts previously reserved. Because of these items, and generally better underwriting results in 2002 as a result of higher pricing and improved policy terms and conditions, the net loss ratio was greatly improved at 61.1% for the first nine months of 2002 compared to 86.8% for the same period in 2001, on substantially increased earned premiums. During the first nine months of 2002 we also recorded incurred losses in the amount of $7.7 million related to certain business included in discontinued lines. This business was acquired as part of our purchase of Centris in 1999 and was subsequently sold. The business was of a type that we have not historically written. Based on our current evaluations, we do not expect any further development from this business in future periods. The gross loss ratio was 61.5% in the first nine months of 2002 compared to 112.7% for the same period in 2001. During the first nine months of 2001, we recorded gross losses of $55.0 million due to the Petrobras production platform, $141.0 million due to the September 11 terrorist attacks and $49.0 million due to the Total Oil Company loss. Additionally, in 2002, as a result of further evaluation, we reduced our gross losses from the September 11 terrorist attacks by $21.5 million and reduced the gross losses from the Total loss by $14.0 million.

The tables below show the composition of net and gross incurred loss and loss adjustment expense (amounts in thousands):

                                                                        Net Incurred Loss and Loss Adjustment Expense
                                                                          2002                                  2001
                                                             -----------------------------        --------------------------------
                                                                Amount         Loss Ratio            Amount            Loss Ratio
                                                             -------------    ------------        -------------       ------------
         September 11 terrorist attacks                      $           --            -- %       $      35,000              14.1%
         2001 workers' compensation exit charge                          --            --                18,799               7.5
         2002 discontinued line charge                                7,674           2.1                    --                --
         All other incurred loss and
          loss adjustment expense                                   213,572          59.0               162,344              65.2
                                                             --------------   -----------         -------------       -----------

                Net incurred loss and loss
                 adjustment expense                          $      221,246          61.1%        $     216,143              86.8%
                                                             ==============   ===========         =============       ===========

                                                                       Gross Incurred Loss and Loss Adjustment Expense
                                                                          2002                                  2001
                                                             -----------------------------        --------------------------------
                                                                Amount         Loss Ratio            Amount            Loss Ratio
                                                             -------------    ------------        -------------       ------------

         September 11 terrorist attacks                      $     (21,500)           (2.9)%      $     140,962              18.5%
         Petrobras production platform                                  --              --               55,000               7.2
         Total Oil Company loss                                    (14,000)           (1.9)              49,000               6.5
         2001 workers' compensation exit charge                         --              --               36,784               4.8
         2002 discontinued line charge                               7,674             1.0                   --                --
         All other incurred loss and
          loss adjustment expense                                  488,506            65.3              575,683              75.7
                                                             -------------    ------------        -------------       -----------

                Gross incurred loss and loss
                 adjustment expense                          $     460,680            61.5%       $     857,429             112.7%
                                                             =============    ============        =============       ===========

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $44.5 million during the first nine months of 2002, from $21.5 million in the same period in 2001. This increase is due to the higher earned premium and the reduction in ceding commissions as a result of our retaining more business. The expense ratio was unchanged at 26.2% for the first nine months of 2002 compared to the same period in 2001. Because of our improved loss ratio, our combined ratio improved substantially to 87.3% for the first nine months of 2002, compared to 113.0% for the same period in 2001.

Net earnings of our insurance companies increased to $48.0 million in the first nine months of 2002 from a net loss of $21.4 million for the same period in 2001, due to increased revenue, improved underwriting results and the charge to exit primary workers' compensation and other lines in 2001. Barring future catastrophic events, we expect this trend to continue into 2003. Only $1.6 million of the increase was due to the adoption of SFAS No. 142.

Underwriting Agencies

Management fees increased 31% to $57.1 million for the first nine months of 2002, compared to $43.7 million for the same period in 2001. The underwriting agencies acquired in late 2001 accounted for much of the increase, partially offset by a decrease in management fees from our other underwriting agencies as we continued the consolidation of other pre-existing underwriting agency operations into our insurance companies. Net earnings of our underwriting agencies increased to $17.6 million for the first nine months of 2002 from $13.0 million in 2001 as a result of increased revenue and the adoption of SFAS No.
142. There was $4.5 million (net of income tax) of goodwill amortization recorded in 2001. We expect further improvement in 2003 due to our recent acquisition of MAG Global Financial Products, LLC during the fourth quarter of 2002 and organic growth.

Intermediaries

Commission income decreased to $31.6 million for the first nine months of 2002, compared to $34.3 million for the same period in 2001 due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries increased to $7.1 million for the first nine months of 2002 compared to $6.2 million for the same period in 2001 due to the adoption of SFAS No. 142. There was $2.6 million (net of income tax) of goodwill amortization recorded in 2001.

Other Operations

The decrease in other operating income to $2.9 million during the first nine months of 2002 from $15.8 million for the same period in 2001 was principally from the disposition or closure of certain operations during 2001 and the resultant gains totaling $8.2 million from these dispositions. Net earnings of other operations decreased to $0.8 million in 2002 from $6.7 million in 2001 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. Recent investments and future dispositions should have a positive effect on this segment's revenue and earnings in future periods.

Corporate

The net income of the corporate segment was $1.3 million for the first nine months of 2002 compared to $0.8 million for the same period in 2001. This improvement resulted from the reduction of interest expense allocated to the corporate segment.

THREE MONTHS ENDED SEPTEMBER 30, 2002 VERSUS THREE MONTHS ENDED SEPTEMBER 30,
2001

Results of Operations

Total revenue increased 28% to $175.7 million for the third quarter of 2002 from $137.6 million for the same period in 2001. The revenue increase in the insurance company segment resulted from organic growth in our existing lines of business, the addition of new specialty lines of business, and increased retention levels. Also, the revenue in the underwriting agency segment increased due to organic growth and two acquisitions made in late 2001, but was offset by reduced revenue in the other operations segment as a result of the sale or other disposition of various operations in 2001.

Net investment income for the third quarter of 2002 was flat at $9.9 million compared to $10.1 million for the same period in 2001. The lack of growth was due to the decrease in interest rates partially offset by the higher level of invested assets which resulted from cash flow provided by operating activities and capital contributions made to our insurance company segment. Although we expect investment assets to continue to increase, investment income is unlikely to show much growth until interest rates rise.

Compensation expense increased to $19.2 million during the third quarter of 2002 from $15.7 million for the same period in 2001. Much of this increase was due to the two underwriting agency subsidiaries acquired in late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during the same period.

The third quarter of 2001 was adversely affected as we experienced the largest loss to our insurance company operations in our history due to the terrorist attack on September 11, with incurred net losses of $35.0 million. In 2001, we also recorded a charge totaling $37.3 million related to our primary workers' compensation line of business and other lines that we had decided to cease writing. Included in this charge was $15.0 million related to the impairment of goodwill associated with the primary workers' compensation line of business.

Other operating expense decreased to $12.6 million during the third quarter of 2002 compared to $27.8 million in 2001. As compared to the prior period, current expense increased as a result of the two acquisitions made in 2001 and the increase in the provision for uncollectible reinsurance, offset by the reduction in the amortization of goodwill, operations sold or disposed of and the charge for lines of business being exited in 2001.

Interest expense was $2.1 million for the third quarter of 2002 compared to $1.5 million for the same period in 2001. Included in the current period is $0.7 million representing the amortization of underwriting discounts and other costs of our August 2001 issuance of 2% convertible notes. These costs were fully amortized by the end of August 2002.

Income tax expense was $13.5 million for the third quarter of 2002 compared to a $6.7 million tax benefit for the same period in 2001. Our effective tax rate was 35.7% in the current period. The unusual tax rate for 2001 results from the impairment of goodwill, which was not deductible for income tax purposes.

Net earnings increased to $24.3 million, or $0.39 per diluted share, for the third quarter of 2002 from a loss of $29.1 million, or $0.49 per diluted share, for the same period in 2001. The increase in net earnings resulted from increased revenue and an improved underwriting performance by the insurance company segment, net of a charge in 2002 related to a discontinued line of business ($5.0 million or $0.08 per share). Other events affecting the comparison include losses from the September 11 terrorist attacks during 2001 ($22.8 million or $0.39 per share), the charge for lines of business being exited during 2001 ($29.6 million or $0.50 per share) and from the non-amortization of goodwill in accordance with SFAS No. 142 ($3.1 million or $0.05 per share).

Our book value per share was $13.72 as of September 30, 2002, up from $13.21 as of June 30, 2002. Net earnings and unrealized gain on available for sale securities contributed to the increase in book value per share.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (in thousands):

                                                      Gross              Net                 Net
                                                     written           written             earned        Net loss
                                                     premium           premium             premium        ratio
                                                   ------------      ------------       ------------     --------
      For the three months ended September 30, 2002:

      Group life, accident and health              $    162,953      $     90,642       $     85,484         61.7%
      Aviation                                           49,804            23,687             25,845         48.5
      Property, marine and energy                        22,120            10,868             10,636          6.3
      Other specialty lines of business                  61,894            17,748             11,105         76.2
                                                   ------------      ------------       ------------      -------

           Subtotal                                     296,771           142,945            133,070         55.9

      Discontinued lines of business                      1,693             1,621              3,224        334.5%
                                                   ------------      ------------       ------------      -------

           TOTALS                                  $    298,464      $    144,566       $    136,294         62.5
                                                   ------------      ------------       ------------

                                                                                      Expense ratio          27.1
                                                                                                          -------

                                                                                      Combined ratio         89.6%
                                                                                                          =======

                                                      Gross              Net                 Net
                                                     written           written             earned        Net loss
                                                     premium           premium             premium        ratio
                                                   ------------      ------------       ------------     --------
         For the three months ended September 30, 2001:

         Group life, accident and health           $    154,346      $     50,511       $     50,716        118.5%
         Aviation                                        43,862            19,232             23,397         80.0
         Property, marine and energy                     14,684             6,442              6,503        111.9
         Other specialty lines of business                3,505             3,251              4,007        107.2
                                                   ------------      ------------       ------------     --------

              Subtotal                                  216,397            79,436             84,623        106.8

         Discontinued lines of business                  26,502            13,739              8,848        325.2
                                                   ------------      ------------       ------------     --------

              TOTALS                               $    242,899      $     93,175       $     93,471        127.5%
                                                   ============      ============       ============

                                                                                      Expense ratio          24.7
                                                                                                         --------

                                                                                      Combined ratio        152.2%
                                                                                                         ========

Gross written premium increased 23% to $298.5 million for the third quarter of 2002 from $242.9 million for the same period in 2001. This increase was 37% before the reduction due to discontinued lines of business. The net increase resulted from organic growth and premium rate increases on all lines of business except for other specialty lines, which we had not previously written, and offset by the decrease in discontinued lines. Gross written premium is expected to continue to increase into 2003.

Net written premium for the third quarter of 2002 increased 55% to $144.6 million from $93.2 million for the same period in 2001, as our insurance companies have increased retentions on the group life, accident and health and the property, marine and energy segments, in addition to the effect of the changes in gross premium described above. Net earned premium increased 46% to $136.3 million for the same reasons. Increases in net written and net earned premiums were 80% and 57%, respectively, before the reduction in discontinued lines of business. Increases in net written and net earned premium are expected to continue.

Loss and loss adjustment expense was $85.2 million for the third quarter of 2002 compared to $119.2 million for the same period in 2001. The 2001 net loss expense includes $35.0 million from the September 11 terrorist attacks and $18.8 million from the charge for lines of business being exited. Prior year net reserve redundancies included in loss and loss adjustment expense approximated $2.2 million and $2.8 million for the third quarters of 2002 and 2001, respectively. The redundancies resulted from the settlement of claims for less than amounts previously reserved. Because of these items, and generally better underwriting results in 2002 as a result of higher pricing and improved policy terms and conditions, the net loss ratio was greatly improved at 62.5% for the third quarter of 2002 from 127.5% for the same period in 2001, on substantially increased earned premiums. During the third quarter of 2002 we also recorded incurred losses in the amount of $7.7 million related to certain business included in discontinued lines. This business was written by an insurance company which was acquired as part of our purchase of Centris in 1999 and was subsequently sold. The business was of a type that we have not historically written. Based on our current evaluations, we do not expect any further development from this business in future periods. The gross loss ratio was 64.1% in the third quarter of 2002 compared to 167.5% for the same period in 2001. During the third quarter of 2001, we recorded gross losses of $141.0 million due to the September 11 terrorist attacks and $49.0 million due to the Total Oil Company loss. Additionally, in 2002, as a result of further evaluation, we reduced the gross losses from the Total loss by $14.0 million.

The tables below show the composition of net and gross incurred loss and loss adjustment expense (amounts in thousands):

                                                  Net Incurred Loss and Loss Adjustment Expense
                                                      2002                           2001
                                          ---------------------------    ---------------------------
                                             Amount       Loss Ratio        Amount       Loss Ratio
                                          ------------   ------------    ------------   ------------
       September 11 terrorist attacks     $         --             --%   $     35,000           37.4%
       2001 workers' compensation exit
         charge                                     --             --          18,799           20.1
       2002 discontinued line charge             7,674            5.6              --             --
       All other incurred loss and
         loss adjustment expense                77,489           56.9          65,375           70.0
                                          ------------   ------------    ------------   ------------

              Net incurred loss and
                 loss adjustment expense  $     85,163           62.5%   $    119,174          127.5%
                                          ============   ============    ============   ============

                                              Gross Incurred Loss and Loss Adjustment Expense
                                                      2002                           2001
                                          ---------------------------    ---------------------------
                                             Amount       Loss Ratio        Amount       Loss Ratio
                                          ------------   ------------    ------------   ------------

       September 11 terrorist attacks     $         --             --%   $    140,962           55.4%
       Total Oil Company loss                  (14,000)          (5.3)         49,000           19.2
       2001 workers' compensation exit
         charge                                     --             --          36,784           14.5
       2002 discontinued line charge             7,674            2.9              --             --
       All other incurred loss and
          loss adjustment expense              176,582           66.5         199,623           78.4
                                          ------------   ------------    ------------   ------------

              Gross incurred loss and
                 loss adjustment expense  $    170,256           64.1%   $    426,369          167.5%
                                          ============   ============    ============   ============

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $19.0 million during the third quarter of 2002, from $9.3 million in the same period in 2001. This increase is due to the higher earned premium and the reduction in ceding commissions on business as a result of our retaining more business. The expense ratio was 27.1% for the third quarter of 2002 compared to 24.7% for the same period in 2001. The increase in the expense ratio was caused by the increase in policy acquisition costs. However, because of our improved loss ratio, our combined ratio improved substantially to 89.6% for the third quarter of 2002, compared to 152.2% for the same period in 2001.

Net earnings of our insurance companies increased to $15.0 million in the third quarter of 2002 from a net loss of $41.7 million for the same period in 2001, due to increased revenue and improved underwriting results. Barring future catastrophic events, we expect continued improvement into 2003. Only $0.5 million of the increase was due to the adoption of SFAS No. 142.

Underwriting Agencies

Management fees increased 29% to $18.1 million for the third quarter of 2002, compared to $14.0 million for the same period in 2001. The underwriting agencies acquired in late 2001 accounted for much of the increase, partially offset by a decrease in management fees from our other underwriting agencies as we continued the consolidation of other pre-existing underwriting agency operations into our insurance companies. Net earnings of our underwriting agencies increased to $5.9 million in the third quarter of 2002 from $4.2 million in 2001 as a result of increased revenue and the adoption of SFAS No. 142. There was $1.6 million (net of income tax) of goodwill amortization recorded in 2001. We expect further improvement in 2003 due to our recent acquisition of MAG Global Financial Products, LLC during the fourth quarter of 2002 and organic growth.

Intermediaries

Commission income increased to $10.4 million for the third quarter of 2002, compared to $9.5 million for the same period in 2001, despite poor market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries increased to $2.9 million for the third quarter of 2002 compared to $2.0 million for the same period of 2001, primarily due to the adoption of SFAS No. 142. There was $0.9 million (net of income tax) of goodwill amortization recorded in 2001.

Other Operations

The decrease in other operating income to $1.0 million during the third quarter of 2002 from $10.4 million for the same period in 2001 was principally from the disposition or closure of certain operations during 2001 and the resultant gains totaling $8.2 million from these dispositions. Net earnings of other operations decreased to $0.5 million in 2002 from $5.9 million in 2001 for the same reasons. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. Recent investments and future dispositions should have a positive effect on this segment's revenue and earnings in future periods.

Corporate

The net income of the corporate segment was less than $0.1 million for the third quarter of 2002 compared to net income of $0.4 million for the same period in 2001. The difference was due to investment and other income recorded during the third quarter of 2001 which did not occur in 2002.

LIQUIDITY AND CAPITAL RESOURCES

We receive substantial cash from premiums, collection of reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows, which were $122.8 million for the first nine months of 2002 compared to $82.0 million for the same period in 2001 ($76.1 million for the third quarter of 2002 compared to $65.4 million for the third quarter of 2001), can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are generally less than the gross balances shown in our condensed consolidated balance sheets.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $166.4 million, or 18% during 2002 and totaled $1.1 billion as of September 30, 2002, of which $317.8 million was cash and short-term investments. The increase in investments resulted primarily from the positive operating cash flows and the capital contribution we made to Houston Casualty Company during 2002.

During April 2002, we drew down $40.0 million on our bank line of credit as partial funding for a $50.0 million capital contribution to our largest insurance company, Houston Casualty Company, to support its growth and increased business opportunities. Since that time, we have repaid $10.0 million on our bank facility using funds generated from operating cash flows. Because of the utilization of our bank facility, our debt to total capital ratio increased to 19.5% as of September 30, 2002, compared to 19.2% as of December 31, 2001. As of September 30, 2002, the weighted average interest rate on our bank facility outstanding debt was 2.8%.

Under the terms of the related indenture agreement, our outstanding 2% convertible notes could have been put, or sold back, to us on September 1, 2002 at the option of the note holders. On September 4, 2002 we paid $49,000 in cash for the notes which were so tendered. Under the indenture agreement, the next available date for the remaining noteholders to exercise their put rights is September 1, 2004.

We have a reserve of $9.6 million as of September 30, 2002 for potential collectibility issues related to reinsurance recoverables and associated expenses. The reserve for uncollectible reinsurance increased due to provisions of $5.3 million and $1.6 million during the nine and three months, respectfully, ended September 30, 2002. The adverse economic environment in the worldwide insurance industry in recent years and the terrorist attacks on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry, such as the marketplace has experienced for the last several years. While we believe that our overall reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our risk.

The reduction in the gross loss ratio, together with reduction in ceded premium, is causing the reduction in ceded loss and loss adjustment expense and this is having a positive effect on our reinsurance recoverable balances. We are also making payments and collecting the corresponding recoverables on the two catastrophe losses which occurred during the third quarter 2001; the terrorist attacks on September 11 and the Total Oil Company loss. We expect this trend to continue over the next few quarters, barring another catastrophe, despite the reinsurance additions from our new specialty liability lines of business, which are more heavily reinsured than most of our other lines of business.

A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due to us are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect a substantial portion of the amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years.

In this regard, as of September 30, 2002, our insurance companies had initiated three litigation or arbitration proceedings against reinsurers and were involved in one arbitration proceeding initiated by a reinsurer. These proceedings primarily concern the collection of amounts owing under reinsurance agreements. As of such date, our insurance companies had an aggregate amount of $16.2 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $14.3 million of incurred losses and loss expenses and other balances due under the subject agreements. During the nine months ended September 30, 2002, we negotiated the settlement of two arbitrations with reinsurers under which the reinsurers agreed to pay the full amounts due to us, which we estimate to be $27.5 million in the aggregate. In addition, because our insurance companies, principally Houston Casualty Company, participated in facilities or pools of companies which were managed by one of our underwriting agencies, they are indirectly involved in any proceedings involving collections which affect the applicable facilities or pools of companies. As of September 30, 2002, Houston Casualty Company's allocated portion of these actions was $3.0 million and we estimate that there could be up to an additional $2.4 million of incurred losses and loss expenses. Neither Houston Casualty Company nor its affiliated underwriting agency has any net exposure on the portion of the amounts which are due to the non-affiliated companies who also participated in the applicable facilities or pool of companies.

We believe that our operating cash flows, short-term investments and bank facility will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Effects of Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. During the first six months of 2002 we determined our reporting units, completed our initial goodwill impairment testing, completed our first annual impairment testing as of June 30, 2002 and determined we did not have to record an impairment charge. SFAS No. 142 is not expected to have a material effect on our financial position or cash flows.

SFAS No. 146 entitled " Accounting for Costs Associated with Exit or Disposal Activities" was issued in July, 2002 and will become effective for us on January 1, 2003. SFAS No. 146 will spread out the reporting of expenses related to restructurings and is a change to existing guidance. The commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated coats. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value and the liability will be subsequently adjusted for changes in estimated cash flow. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position, results of operations or cash flows.

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

CONTROLS AND PROCEDURES

a.   Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to HCC Insurance Holdings, Inc. and its subsidiaries required to be included in our periodic SEC filings.

b.   Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings

                  In addition to the matters discussed in Note (3), Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of these lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We believe the resolution of the lawsuits in which we are a party will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           99.1  Certification with respect to quarterly report.

                  (b)      Reports on Form 8-K

                           On July 10, 2002, we reported on Form 8-K our previously announced authorization to repurchase up to 3.0 million shares of our common stock.

                           On August 6, 2002, we reported on Form 8-K our intention to pay the purchase price in cash of any of our 2% Convertible Notes which might be tendered to us on September 1, 2002.

                           On August 9, 2002, we reported on Form 8-K our announcement of financial results for the second quarter of 2002.

                           On September 4, 2002, we reported on Form 8-K that we paid less than $0.1 million in cash for 2% Convertible Notes which were tendered to us on September 1, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            HCC Insurance Holdings, Inc.
                               -----------------------------------------------
                                                 (Registrant)


November 13, 2002                           /s/ Stephen L. Way
----------------------         -----------------------------------------------
          (Date)                    Stephen L. Way, Chairman of the Board
                                         and Chief Executive Officer


November 13, 2002                       /s/ Edward H. Ellis, Jr.
----------------------         -----------------------------------------------
         (Date)                Edward H. Ellis, Jr., Executive Vice President
                                           and Chief Financial Officer

CERTIFICATIONS

I, Stephen L. Way, certify that:

1. I have reviewed this quarterly report on Form 10-Q of HCC Insurance Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      November 13, 2002                           /s/ Stephen L. Way
    -------------------------           --------------------------------------
          (Date)                        Stephen L. Way, Chairman of the Board
                                              and Chief Executive Officer

CERTIFICATIONS

I, Edward H. Ellis, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of HCC Insurance Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    November 13, 2002                      /s/ Edward H. Ellis, Jr.
    ----------------------     ----------------------------------------------
          (Date)               Edward H. Ellis, Jr., Executive Vice President
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  99.1          Certification with respect to quarterly report.