Form 10-K
period 2002-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2003-03-28
CIK 888919

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



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  [X]     No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  [X]     No  [ ]

     The aggregate market value on June 28, 2002 (the last business day of the Registrant's most recently completed second fiscal quarter), of the voting stock held by non-affiliates of the Registrant was approximately $1.6 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the Registrant nor any such person concede that they are affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock, $1.00 par value, as of March 14, 2003 was 62.7 million.

     Documents incorporated by reference: Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the close of the Registrant's fiscal year in connection with the Registrant's annual meeting of shareholders.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                          HCC INSURANCE HOLDINGS, INC.

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   30
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   30

                                  PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   31
Item 6.   Selected Financial Data.....................................   31
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   33
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   50
Item 8.   Financial Statements and Supplementary Data.................   51
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   51

                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   51
Item 11.  Executive Compensation......................................   51
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................   52
Item 13.  Certain Relationships and Related Transactions..............   52
Item 14.  Controls and Procedures.....................................   52

                                  PART IV.
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   53
Signatures ............................................................  54

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

                                     PART I

ITEM 1. BUSINESS

TERMINOLOGY

     HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040 and our telephone number is (713) 690-7300. We maintain an Internet web-site at www.hcch.com. The reference to our Internet web-site address does not constitute the incorporation by reference of the information contained at this site in this report. We will make available, free of charge through publication on our Internet web-site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we have filed or furnished such materials with the Securities and Exchange Commission.

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

     We purchase reinsurance for significant amounts of risk underwritten by our insurance companies, especially catastrophe risks. We also purchase reinsurance on risks underwritten by others which we reinsure through a retrocession agreement. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. For instance, the natural attrition of reinsurers who exit lines of business, or who curtail their writings, for economic or other reasons, reduces the capacity of the reinsurance market, causing rates to rise. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure you that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what the effect of catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and at favorable rates in particular. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe exposed risks. Either of these potential developments could have a material adverse effect on our business. The lack of available reinsurance may also adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance intermediary operations. A reinsurance intermediary structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks.

IF THE COMPANIES THAT PROVIDE OUR REINSURANCE DO NOT PAY ALL OF OUR CLAIMS, WE COULD INCUR SEVERE LOSSES.

     We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. The part of the risk we retain for our own account is known as the retention. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders, never the amount above our retention. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis.

     If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened position as a result of the incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

IF WE ARE UNSUCCESSFUL IN COMPETING AGAINST LARGER OR MORE WELL-ESTABLISHED BUSINESS RIVALS, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

     In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), and employer sponsored, self-insured medical plans (medical stop-loss), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; SAFECO Corporation and Hartford Life, Inc. in our group life, accident and health line of business; Underwriters at Lloyd's and ACE Limited in our London market account line of business and The Chubb Corporation and Travelers Property Casualty Corp. in our global financial products line of business. We face competition both from specialty insurance companies, underwriting agencies and intermediaries as well as from diversified financial services companies that are significantly larger than we are and that have significantly greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees.

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

     Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophic losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as the September 11, 2001 terrorist attack on the World Trade Center. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and terrorist attacks may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, as a result of the September 11, 2001 terrorist attack, we experienced the largest single loss to our insurance company operations in our history. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. In 2003, we estimate that approximately 10% of our current business may be affected by catastrophes. It is therefore possible that a catastrophic event or multiple catastrophic events could have material adverse effect upon our results of operations, liquidity and financial condition.

BECAUSE WE OPERATE INTERNATIONALLY, FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY AFFECT OUR RECEIVABLE AND PAYABLE BALANCES AND OUR RESERVES, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We underwrite insurance coverages which are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our net earnings.

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. The foreign currency forward contracts are used to convert U.S. dollars at a known rate in an amount that approximates or is less than monthly British pound sterling expenses of certain of our London operations. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We use these foreign currency forward contracts strictly as a cash flow hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

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

     As of December 31, 2002, $841.5 million of our $1.2 billion investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Although we maintain an investment grade portfolio (96% are rated "A" or better), our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial set backs, the ratings on the fixed income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its financial obligations. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair market value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our shareholders' equity, total comprehensive income and/or our cash flows. Unrealized pre-tax net investment gains on investments in fixed-income securities were $22.0 million, $0.7 million and $11.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

IF STATES DRASTICALLY INCREASE THE ASSESSMENT OUR INSURANCE COMPANIES ARE REQUIRED TO PAY, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL SUFFER.

     Our insurance companies are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies or for the issuance of insurance policies to "high risk" or otherwise uninsured individuals. Maximum contributions required by law in any one year vary by state and have historically been between 1% and 2% of annual premiums written. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition or results of operations.

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

BUSINESS OVERVIEW

     We provide group life, accident and health and property and casualty insurance coverages, underwriting agency and intermediary services both to commercial customers and individuals. We concentrate our activities in selected narrowly defined specialty lines of business. We operate primarily in the United States, the United Kingdom and Spain, although some of our operations have a broader international scope. We underwrite insurance both on a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or a portion of the premium. We market our insurance products both directly to customers and through a network of independent or affiliated agents and brokers.

     Since our founding, we have been consistently profitable, generally reporting annual increases in gross written premium and total revenue. During the period 1998 through 2001, we had an average statutory combined ratio of 103.2% versus the less favorable 109.8% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 1998 through 2002, our gross written premium increased from $498.3 million to $1.2 billion, an increase of 133% while net written premium increased 348% from $121.9 million to $545.9 million. During this period, our revenue increased from $310.4 million to $669.4 million, an increase of 116%.

     During the period December 31, 1998 through December 31, 2002, our shareholders' equity increased from $440.4 million to $882.9 million, a 100% increase. During the same period, our assets increased from $1.7 billion to $3.7 billion, a 117% increase.

     Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

     - group life, accident and health

     - aviation

     - London market account

     - global financial products

     - other specialty lines

     In the United States, Avemco Insurance Company, U.S. Specialty Insurance Company and HCC Life Insurance Company operate on an admitted, or licensed, basis. Houston Casualty Company and HCC Specialty Insurance Company operate on a surplus lines basis as a non-admitted, or unlicensed, insurer offering insurance coverage not otherwise available from an admitted insurer in the relevant state. Houston Casualty Company operates a registered branch office in London and offers insurance in the United Kingdom and selected other countries. Houston Casualty Company Europe Seguros y Reaseguros S.A., which does business as HCC Europe, operates from its Madrid, Spain offices and offers insurance throughout the European Union and in selected other countries.

     Our operating insurance companies are rated "A+ (Superior)" (2nd of 16 ratings) by A.M. Best Company , Inc. and "AA (Very Strong)" (3rd of 22 ratings) by Standard and Poor's Corporation, two nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and are not evaluations directed at investors.

     Our underwriting agencies underwrite on behalf of our insurance companies and other insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based entirely on management fees and profit commissions and specialize in life, accident and health, contingency (including contest indemnification, event cancellation, and weather coverages), directors and officers liability, individual disability (for athletes and other high profile individuals), kidnap and ransom, professional liability and other specialty lines of business. Our principal underwriting agencies are ASU International, LLC, Dickson Manchester & Company Limited, HCC Benefits Corporation, HCC Global Financial Products and Professional Indemnity Agency, Inc.

     Our intermediaries provide insurance and reinsurance brokerage services for our insurance companies and our clients, and receive fees for their services. Our intermediaries do not bear any of the insurance risks of their client companies. They earn commission income and to a lesser extent fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. These operations consist of consulting with clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks.

     Our intermediaries specialize in developing and marketing employee benefit plans on a retail basis and in placing reinsurance for life, accident and health, and property and casualty lines of business. Our principal intermediaries are HCC Employee Benefits, Inc., HCC Risk Management, Inc. and Rattner Mackenzie Limited.

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

     The property and casualty insurance industry and individual lines of business within the industry are cyclical in that there are times when a large number of companies offer insurance on certain lines of business, causing premiums to trend downward, and other times where insurance companies decide to limit their writings in certain lines of business or suffer from excessive losses, which results in an increase in premiums for those companies that continue to write insurance in those lines of business. In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity amongst our various lines of business and also to shift the emphasis from our insurance risk-bearing business to our non-insurance fee-based business, as well as our experienced underwriting personnel and access to, and expertise in, the reinsurance marketplace allow us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of severe competition. In addition, we believe that our underwriting agencies and intermediaries complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and intermediaries permits us to retain a greater portion of the gross revenue derived from written premium.

     Reinsurance enables us to transfer part of the risk we have underwritten through the process of ceding this risk to a reinsurance company in exchange for part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss to our insurance companies from both individual and catastrophic risks. The amount of reinsurance we purchase varies by, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business.

     In 2002, due to a continuing hardening of the insurance market, premium rates increased in varying amounts across all of our lines of business, substantially improving our underwriting profitability. We anticipate continued underwriting profitability during 2003. In response to these changing market conditions, we plan to continue to expand the underwriting activities in our insurance company operations.

     We also acquire or make strategic investments in companies that present an opportunity for future profits or for enhancement of our business. We expect to continue to acquire complementary businesses. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations. However, our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit, while preserving shareholders' equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

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

RECENT ACQUISITIONS

     We have made a series of strategic acquisitions that have furthered our overall business strategy. Our recent transactions are described below:

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

     On October 1, 2002, we acquired all of the outstanding member interests of MAG Global Financial Products, LLC. We paid $6.9 million for the MAG Global Financial Products, LLC acquisition. MAG Global Financial Products, LLC is an underwriting agency specializing in directors and officers liability, professional liability and errors and omissions insurance. MAG Global Financial Products, LLC has been renamed HCC Global Financial Products, LLC. We may pay additional amounts in the future based upon the attainment of certain earnings benchmarks through September, 2007.

     On December 24, 2002, we acquired all of the outstanding shares of Manchester Dickson Holdings Limited, the parent Company of Dickson Manchester & Company Limited. We paid $17.0 million for the Dickson Manchester & Company Limited acquisition. Dickson Manchester & Company Limited is an underwriting agency and Lloyd's broker specializing in U.K. professional liability products. We may pay additional amounts in the future based upon the attainment of certain earnings benchmarks through December 31, 2005.

     On December 31, 2002, we acquired all of the outstanding shares of St. Paul Holdings Limited. St. Paul Holdings Limited is a holding company for St. Paul Espana Compania de Seguros y Reaseguros S.A., a Spanish insurer. We paid $18.9 million for the St. Paul acquisition, subject to adjustment based upon the finalization of the closing date balance sheet. St. Paul Espana writes foreign surety, directors and officers liability and professional liability insurance in Spain and other countries in the European Union. St. Paul Espana now operates as HCC Europe.

     We continue to evaluate possible acquisition candidates and we may complete additional acquisitions during 2003. Any future acquisitions will be designed to expand and strengthen our existing lines of business and perhaps provide access to additional specialty sectors, which we expect to contribute to our overall growth.

INSURANCE COMPANY OPERATIONS

  LINES OF BUSINESS

     This table shows our insurance companies' total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium for the years indicated (dollars in thousands):

                                        2002               2001              2000
                                  ----------------   ----------------   --------------
Group life, accident and
  health........................  $  503,263    44%  $  502,086    49%  $422,384    43%
Aviation........................     212,518    18      198,015    20    191,089    20
London market account...........     199,816    17      133,579    13     83,521     9
Global financial products.......     178,653    15           46    --         --    --
Other specialty lines...........      32,563     3       15,556     2     15,906     2
                                  ----------   ---   ----------   ---   --------   ---
                                   1,126,813    97      849,282    84    712,900    74
Discontinued lines of
  business......................      32,436     3      160,793    16    254,557    26
                                  ----------   ---   ----------   ---   --------   ---
     Total gross written
       premium..................  $1,159,249   100%  $1,010,075   100%  $967,457   100%
                                  ==========   ===   ==========   ===   ========   ===

     This table shows our insurance companies' actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium for the years indicated (dollars in thousands):

                                          2002             2001             2000
                                     --------------   --------------   --------------
Group life, accident and health....  $244,554    45%  $146,220    39%  $109,005    38%
Aviation...........................    99,826    18     98,249    26     79,794    28
London market account..............   113,925    21     54,056    15     22,292     8
Global financial products..........    43,731     8         44    --         --    --
Other specialty lines..............    25,621     5     14,346     4     14,552     5
                                     --------   ---   --------   ---   --------   ---
                                      527,657    97    312,915    84    225,643    79
Discontinued lines of business.....    18,254     3     60,043    16     58,145    21
                                     --------   ---   --------   ---   --------   ---
     Total net written premium.....  $545,911   100%  $372,958   100%  $283,788   100%
                                     ========   ===   ========   ===   ========   ===

 UNDERWRITING

     We underwrite direct business produced through independent agents and brokers, affiliated intermediaries, and by direct marketing efforts. Our insurance companies write facultative, or individual account, reinsurance, as well as a treaty reinsurance business.

 GROUP LIFE, ACCIDENT AND HEALTH

     We write medical stop-loss business for employer-sponsored, self-insured health plans. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employee's medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We also underwrite a small program of group life insurance offered to our insureds as complement to our medical stop-loss products. Our underwriting agency, HCC Benefits Corporation, produces and underwrites this business on behalf of our insurance companies. We first began writing this business in our insurance companies in 1997 and gross written premium and net written premium have increased as a result of greater participation by our insurance companies, primarily HCC Life Insurance Company and Avemco Insurance Company. In 1999, we acquired The Centris Group, Inc., doubling our gross written premium to approximately $400.0 million. HCC Benefits Corporation began underwriting this business in 1980 and has grown both internally and through acquisitions during the past five years. We maintain reinsurance on a proportional basis, where we share a proportional part of the original premium and losses with reinsurers, and believe that these risks carry a relatively low level of catastrophe exposure.

     We began writing alternative workers' compensation and occupational accident insurance in 1996. We transfer liability, premium and loss with respect to this business on a non-proportional basis above our net retention to reinsurers. The business is currently written through U.S. Specialty Insurance Company. We maintain specific reinsurance on an excess of loss basis and we believe there is a relatively low level of catastrophe exposure in this business.

 AVIATION

     We are a market leader in the aviation insurance industry. We insure general aviation risks, both domestically and internationally, including:

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

     We have been underwriting aviation risks through Houston Casualty Company since 1981 and in 1997 purchased Avemco Insurance Company, one of the largest writers of personal aircraft insurance in the United States. Avemco Insurance Company has been insuring aviation risks since 1959. Our aviation premium has remained relatively stable since 1998, during which time it returned to underwriting profitability. Our aviation gross written premium for 2002 was $212.5 million.

     We maintain reinsurance on both a proportional and excess of loss basis and believe that the aviation risks we underwrite carry a relatively low level of catastrophe exposures.

  LONDON MARKET ACCOUNT

     Our London market account business consists of marine, energy, property and accident and health business and is underwritten by Houston Casualty Company's London branch office.

     We underwrite marine risks for oceangoing vessels as well as inland, coastal trading and fishing vessels. The marine risks we write include hull, liabilities and marine cargo.

     We have underwritten marine risks on both a direct and reinsurance basis since 1984, and currently write a relatively small book of business due to the competitive state of the market. In 2002, our gross written premium was $8.8 million.

     We have been underwriting energy risks since 1988, which include:

     - drilling rigs

     - natural gas facilities

     - petrochemical plants

     - pipelines

     - gas production and gathering platforms

     - refineries

     We underwrite physical damage, liabilities and business interruption.

     Rates have been relatively low during the past few years at levels where underwriting profitability has been difficult to obtain. As a result, we have underwritten offshore energy risks on a very selective basis, striving for quality rather than quantity. During 2001 and 2002 we have seen rate increases that are encouraging and we expect this trend to continue in 2003. In 2002, gross written premium was $68.3 million.

     We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial risks including:

     - factories

     - hotels

     - industrial plants

     - office buildings

     - retail locations

     - utilities

     The insurance we offer includes business interruption, physical damage and catastrophe risks including flood and earthquake.

     We have written property business since 1986, and due to severe competition, our gross written premium declined to $45.0 million in 2001 and $40.8 million in 2002.

     We began writing London market accident and health risks in 1996 including: trip accident, medical and disability and have steadily increased premiums. Our gross written premium was $81.9 million in 2002.

     Our London market account business is reinsured both proportionally and on an excess of loss basis where we transfer liability, premium and loss on a non-proportional basis, for individual and catastrophe risks, above our net retention of risk to reinsurers. Catastrophe exposure is more concentrated in our energy and property lines of business.

  GLOBAL FINANCIAL PRODUCTS

     We underwrite a variety of financial insurance risks in our global financial products line of business. These risks include:

     - directors and officers liability

     - employment practices liability

     - errors and omissions

     - surety

     We began to underwrite this line of business with our acquisition of Professional Indemnity Agency, Inc. in October, 2001 and have substantially increased our level of business in this area through our October, 2002 acquisition of HCC Global Financial Products, LLC and December, 2002 acquisitions of Dickson Manchester & Company Limited and HCC Europe. Each of the acquired entities has substantial experience in their respective specialty within this line of business.

     In 2002, we experienced substantial rate increases throughout this line of business generally caused by high profile corporate governance issues in U.S. public companies. Gross written premium rose dramatically to $178.6 million compared to $46 thousand in 2001. We maintain reinsurance on our global financial products line of business on both a proportional and excess of loss basis. Although individual losses have potential severity, there is a relatively low risk of catastrophe exposure.

  OTHER SPECIALTY LINES

     In addition to the above, we underwrite various other specialty lines of business, of which individual premiums by line of business are not at this time significant to our overall results of operations.

  PRINCIPAL INSURANCE COMPANIES

     Our operating insurance companies are rated "A+ (Superior)" (2nd of 16 ratings) by A.M. Best Company , Inc. and "AA (Very Strong)" (3rd of 22 ratings) by Standard and Poor's Corporation, two nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer's ability to meet its obligations to policyholders and are not evaluations directed at investors.

  HOUSTON CASUALTY COMPANY

     Houston Casualty Company is our principal insurance company subsidiary. Houston Casualty Company operates worldwide and is domiciled and licensed in Texas and operates on a surplus lines basis in 49 states. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and intermediaries, and other insurance and reinsurance companies. Houston Casualty Company writes aviation, London market account, global financial products and other specialty lines business. Houston Casualty Company's 2002 gross written premium was $490.2 million.

  HOUSTON CASUALTY COMPANY -- LONDON

     Houston Casualty Company operates a full branch office in the United Kingdom. Houston Casualty Company established its London branch operation in order to more closely align its underwriting operations with the London market, a historical focal point for much of the business that Houston Casualty Company underwrites. Houston Casualty Company-London underwrites global financial products and London market account business.

  HCC LIFE INSURANCE COMPANY

     HCC Life Insurance Company is an Indiana-domiciled life insurance company and a subsidiary of Houston Casualty Company. It operates as a group life, accident and health insurer on an admitted basis in 41 states and the District of Columbia. HCC Life Insurance Company is an issuing carrier for HCC Benefits Corporation. HCC Life Insurance Company's gross written premium in 2002 was $326.1 million.

  U.S. SPECIALTY INSURANCE COMPANY

     U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It is a direct subsidiary of Houston Casualty Company. U.S. Specialty Insurance Company operates on an admitted basis throughout the United States, primarily writing aviation, group life, accident and health and global financial products business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company's gross written premium in 2002 was $143.9 million.

  AVEMCO INSURANCE COMPANY

     Avemco Insurance Company is a Maryland-domiciled property and casualty insurer, and is operating as a direct market underwriter of aviation business on an admitted basis throughout the United States. Avemco Insurance Company is also an issuing carrier for group life, accident and health business underwritten by our underwriting agencies and an unaffiliated underwriting agency. Avemco Insurance Company's gross written premium in 2002 was $203.1 million.

  HCC SPECIALTY INSURANCE COMPANY

     HCC Specialty Insurance Company is an Oklahoma domiciled company. HCC Specialty Insurance Company operates on a surplus lines basis in Texas and writes global financial products and other specialty lines business produced by our underwriting agencies. HCC Specialty Insurance Company's gross written premium in 2002 was $1.7 million.

  HCC EUROPE

     HCC Europe was acquired on December 31, 2002. HCC Europe is a Spanish insurer and underwrites global financial products business throughout the European Union and in selected other countries. We also intend to utilize HCC Europe as an issuing carrier for the business produced by our underwriting agencies.

UNDERWRITING AGENCY OPERATIONS

     Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on management fees and profit commissions. These subsidiaries are in a position to direct and control business that they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. In instances where our insurance companies are not the policy issuing company, our insurance companies may reinsure the business written by the underwriting agencies. Management fees generated by our underwriting agencies in 2002 amounted to $77.1 million.

  LINES OF BUSINESS

     This table shows our underwriting agencies' revenue by line of business for the years indicated (dollars in thousands):

                                            2002            2001            2000
                                        -------------   -------------   -------------
Life, accident and health.............  $44,615    58%  $47,857    77%  $70,536    73%
Property and casualty.................   32,467    42    13,938    23    25,522    27
                                        -------   ---   -------   ---   -------   ---
          Total management fees.......  $77,082   100%  $61,795   100%  $96,058   100%
                                        =======   ===   =======   ===   =======   ===

  HCC BENEFITS CORPORATION

     HCC Benefits Corporation has its home office in Atlanta, Georgia and regional offices in Costa Mesa, California; Wakefield, Massachusetts; Minneapolis, Minnesota; and Dallas, Texas. HCC Benefits Corporation underwrites group life, accident and health business on behalf of affiliated insurance companies.

  PROFESSIONAL INDEMNITY AGENCY, INC.

     We acquired Professional Indemnity Agency, Inc. in October, 2001. Professional Indemnity Agency, Inc., with its home office in Mount Kisco, New York and a branch office in San Francisco, California, acts as an underwriting manager for global financial products business on behalf of affiliated and unaffiliated insurance companies.

  ASU INTERNATIONAL, LLC

     We acquired ASU International, LLC in October, 2001. ASU International, LLC, with its home office in Woburn, Massachusetts and a branch office in London, England acts as an underwriting manager for group life, accident and health and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies.

  HCC GLOBAL FINANCIAL PRODUCTS, LLC

     We acquired HCC Global Financial Products, LLC in October, 2002. HCC Global Financial Products, LLC was formerly known as MAG Global Financial Products, LLC and has offices in Farmington, Connecticut, Houston, Texas, Jersey City, New Jersey, Barcelona, Spain and London, England. HCC Global Financial Products, LLC acts as an underwriting manager for global financial products business on behalf of affiliated insurance companies.

  DICKSON MANCHESTER & COMPANY LIMITED

     We acquired Dickson Manchester & Company Limited in December, 2002. Dickson Manchester & Company Limited is an underwriting agency and Lloyd's broker based in London, England and underwrites global financial products business on behalf of affiliated and unaffiliated insurance companies.

INTERMEDIARY OPERATIONS

     Our intermediaries provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies and other risk taking entities. The intermediaries earn commission income and to a lesser extent fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies, which may retain a portion of the risk. Commission income generated by our intermediaries in 2002 amounted to $41.6 million.

     This table shows our intermediaries' revenue by line of business for the years indicated (dollars in thousands):

                                            2002            2001            2000
                                        -------------   -------------   -------------
Life, accident and health.............  $32,045    77%  $33,739    78%  $36,795    74%
Property and casualty.................    9,527    23     9,673    22    13,091    26
                                        -------   ---   -------   ---   -------   ---
          Total commission income.....  $41,572   100%  $43,412   100%  $49,886   100%
                                        =======   ===   =======   ===   =======   ===

  RATTNER MACKENZIE LIMITED

     Rattner Mackenzie Limited is an intermediary based in London, England with other operations in Bermuda. Rattner Mackenzie Limited is a Lloyd's broker specializing in group life, accident and health reinsurance and some specialty property and casualty lines of business. Rattner Mackenzie Limited is considered a market leader in its core businesses. Rattner Mackenzie Limited serves as an intermediary for reinsurance business placed by unaffiliated and affiliated insurance companies and reinsurance companies and underwriting agencies.

  HCC EMPLOYEE BENEFITS, INC.

     HCC Employee Benefits, Inc., with operations in Houston, Texas and Atlanta, Georgia, is a retail insurance agency and consulting firm specializing in group life, accident and health insurance for employee benefit plans of medium and large commercial customers throughout the United States. We acquired Schanen Consulting Corporation of Atlanta, Georgia in January, 2001 and consolidated its operations with those of HCC Employee Benefits, Inc.

  HCC RISK MANAGEMENT, INC.

     HCC Risk Management, Inc., based in Houston, Texas, is an intermediary specializing in marketing and servicing large, complicated insurance and reinsurance programs placed on behalf of multinational clients operating in our lines of business. This business is placed with domestic and international insurance companies, including our insurance companies, on a direct basis and through other intermediaries. In addition, HCC Risk Management, Inc. acts as a reinsurance intermediary on behalf of affiliated and unaffiliated insurance companies.

OTHER OPERATIONS

     Our other operations historically consisted of insurance related services offered to our subsidiaries, our reinsurers and unaffiliated entities. The revenue earned from these services primarily consisted of fees or commissions. Additionally, other operating income may be in the form of equity in the earnings of insurance related companies in which we invest, or dividends or gains or losses from the disposition of these investments. Other operating revenue was $7.0 million in 2002, but can vary considerably from period to period depending on investment or disposition activity.

REINSURANCE CEDED

     We purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and to achieve a desired ratio of net written premium to policyholders' surplus. We purchase reinsurance on both a proportional and an excess of loss basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our reinsurance programs renew throughout the year and during 2002 some of those renewed contained price increases which are not material to our underwriting results.

     We structure a specific reinsurance program for each line of business we underwrite. We place reinsurance proportionally to cover loss frequency and catastrophe exposure. We obtain reinsurance on an excess of loss basis to cover individual risk severity of loss and catastrophe exposure. Additionally, we may also obtain facultative reinsurance protection on a single risk. Our reinsurance generally does not cover war or terrorism risks, which are excluded from many of our policies.

     Subsequent to the terrorist attack on September 11, 2001, where possible, we canceled all terrorist coverage under the terms of existing in-force policies, primarily in the property and energy book of the London market account line of business. Our reinsurance protections in these books have been renewed without coverage for acts of terrorism. We thus only have exposure on policies that contained such coverage and are still in force. This exposure is diminishing as these policies expire and with respect to some risks, would be covered by the provisions of the Federal Terrorism Risk Insurance Act of 2002.

     In our proportional reinsurance programs, we generally receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with the production of the business, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share with the reinsurers in any net profits generated under such treaties. Various intermediaries, including HCC Risk Management, Inc. and Rattner Mackenzie Limited, arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

     We have a reserve of $7.1 million as of December 31, 2002 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of December 31, 2002, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $5.8 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $10.7 million of incurred losses and loss expenses and other balances due under the subject agreements.

OPERATING RATIOS

  PREMIUM TO SURPLUS RATIO

     This table shows, for the years indicated, the ratio of statutory gross written premium and net written premium to statutory policyholders' surplus for our property and casualty insurance companies (dollars in thousands):

                                  2002         2001        2000       1999       1998
                               ----------   ----------   --------   --------   --------
Gross written premium........  $1,163,397   $1,014,833   $972,154   $576,184   $500,962
Net written premium..........     545,475      371,409    283,947    150,261    123,315
Policyholders' surplus.......     523,807      401,393    326,249    315,474    369,401
Gross written premium
  ratio......................       222.1%       252.8%     298.0%     182.6%     135.6%
Gross written premium
  industry average(1)........           *        210.8%     174.1%     154.1%     147.9%
Net written premium ratio....       104.1%        92.5%      87.0%      47.6%      33.4%
Net written premium industry
  average(1).................           *        112.0%      94.4%      85.5%      84.3%

---------------

(1) Source: A.M. Best Company, Inc.

 *  Not available

     While there is no statutory requirement regarding a permissible premium to policyholders' surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer's annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios generally lower than such guidelines.

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

                                                    2002   2001    2000   1999    1998
                                                    ----   -----   ----   -----   ----
Loss ratio........................................  60.6%   78.0%  74.2%   77.6%  63.8%
Expense ratio.....................................  25.4    25.7   21.0    51.7   21.5
                                                    ----   -----   ----   -----   ----
Combined ratio....................................  86.0%  103.7%  95.2%  129.3%  85.3%
                                                    ====   =====   ====   =====   ====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999...............                         98.6%
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

                                                  2002   2001    2000    1999    1998
                                                  ----   -----   -----   -----   -----
Loss ratio......................................  62.0%   78.0%   71.1%  107.1%   67.2%
Expense ratio...................................  23.9    23.8    27.0    22.8    15.7
                                                  ----   -----   -----   -----   -----
Combined ratio..................................  85.9%  101.8%   98.1%  129.9%   82.9%
                                                  ====   =====   =====   =====   =====
Combined ratio excluding the effects of the
  provision for reinsurance in 1999.............                         104.1%
                                                                         =====
Industry average................................   *     115.9%  110.1%  107.8%  105.6%

---------------

* Not available

     The ratio data in accordance with statutory accounting principles is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. The differences between statutory accounting principles and generally accepted accounting principles are described in Note (14) of our consolidated financial statements included in this report. Including this information on the basis of statutory accounting principles is meaningful and useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports on insurer performance on the basis of statutory accounting principles to provide for more standardized comparisons among individual companies, as well as overall industry performance.

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

     - the potential for ultimate exposure;

     - the severity of injury or damage; and

     - the type of loss.

     We establish loss reserves for incurred but not reported losses based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on predictions of future events, our estimates of future trends in claims severity, and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis, except for reserves acquired in transactions recorded using the purchase method of accounting. The reserves of each of our insurance companies are established in conjunction with and reviewed by our in-house actuarial staff and our reserves in accordance with statutory accounting principles are certified annually by our independent actuaries. PricewaterhouseCoopers LLP certified the reserves of our insurance companies in accordance with statutory accounting principles as of December 31, 2002.

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

     The loss development triangles below show changes in our reserves in subsequent years from the prior loss estimates based on experience as of the end of each succeeding year on the basis of generally accepted accounting principles. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

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

     This loss development triangle shows development in loss reserves on a gross basis (in thousands):

                                2002         2001        2000       1999       1998       1997       1996       1995       1994
                             ----------   ----------   --------   --------   --------   --------   --------   --------   --------
Balance sheet reserves:....  $1,155,290   $1,130,748   $944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957
Reserve adjustments from
 acquisition and
 disposition of
 subsidiaries..............                       --    (66,571)   (32,437)      (136)        --         --         --         --
                             ----------   ----------   --------   --------   --------   --------   --------   --------   --------
   Adjusted reserves.......   1,155,290    1,130,748    877,546    838,667    460,375    275,008    229,049    200,756    170,957
Cumulative paid as of:
 One year later............                  388,722    400,279    424,379    229,746    160,324    119,453    118,656     97,580
 Two years later...........                             537,354    561,246    367,512    209,724    179,117    167,459    143,114
 Three years later.........                                        611,239    419,209    241,523    193,872    207,191    166,541
 Four years later..........                                                   435,625    259,067    212,097    214,046    192,540
 Five years later..........                                                              262,838    223,701    226,762    195,930
 Six years later...........                                                                         225,595    233,831    202,844
 Seven years later.........                                                                                    235,236    208,112
 Eight years later.........                                                                                               209,056
 Nine years later..........
 Ten years later...........
Re-estimated liability as
 of:
 End of year...............   1,155,290    1,130,748    877,546    838,667    460,375    275,008    229,049    200,756    170,957
 One year later............                1,107,588    922,080    836,775    550,409    308,501    252,236    243,259    186,898
 Two years later...........                             925,922    868,438    545,955    316,250    249,013    248,372    207,511
 Three years later.........                                        854,987    547,179    304,281    250,817    247,053    214,738
 Four years later..........                                                   537,968    305,022    247,245    248,687    220,695
 Five years later..........                                                              295,975    249,853    248,559    217,892
 Six years later...........                                                                         243,015    250,176    219,196
 Seven years later.........                                                                                    246,661    219,002
 Eight years later.........                                                                                               219,478
 Nine years later..........
 Ten years later...........
Cumulative redundancy
 (deficiency)..............               $   23,160   $(48,376)  $(16,320)  $(77,593)  $(20,967)  $(13,966)  $(45,905)  $(48,521)

                               1993       1992
                             --------   ---------
Balance sheet reserves:....  $144,178   $ 129,503
Reserve adjustments from
 acquisition and
 disposition of
 subsidiaries..............        --          --
                             --------   ---------
   Adjusted reserves.......   144,178     129,503
Cumulative paid as of:
 One year later............    82,538      83,574
 Two years later...........   126,290     130,379
 Three years later.........   157,509     158,973
 Four years later..........   176,472     182,193
 Five years later..........   195,269     192,512
 Six years later...........   197,147     213,052
 Seven years later.........   203,075     215,280
 Eight years later.........   207,474     221,403
 Nine years later..........   208,049     225,706
 Ten years later...........               226,143
Re-estimated liability as
 of:
 End of year...............   144,178     129,503
 One year later............   163,967     162,827
 Two years later...........   183,015     176,817
 Three years later.........   203,137     194,419
 Four years later..........   211,546     215,531
 Five years later..........   218,182     222,746
 Six years later...........   214,498     234,115
 Seven years later.........   216,820     231,269
 Eight years later.........   216,627     233,995
 Nine years later..........   216,542     233,865
 Ten years later...........               233,921
Cumulative redundancy
 (deficiency)..............  $(72,364)  $(104,418)

     The gross redundancy for 2001 resulted from the following items:

     - A $21.5 million reduction in gross losses from the September 11 terrorist attack and a $14.0 million reduction in gross losses from the Total Oil Company loss. Both of these losses were substantially reinsured and thus they had no material net effect.

     - $36.2 million in negative development due to late reporting of an aggregate program that we no longer write. As this program is substantially reinsured, there was no material net effect.

     - A $7.7 million charge related to certain business included in discontinued lines.

     - $31.5 million in other positive development spread across the group life, accident and health, aviation and London market account lines of business. On average these losses were 55% ceded, which created net positive development of approximately $14.5 million.

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

     This loss development triangle shows development in loss reserves on a net basis (in thousands):

                                2002         2001         2000        1999       1998       1997       1996       1995       1994
                             ----------   ----------   ----------   --------   --------   --------   --------   --------   --------
Gross reserves.............  $1,155,290   $1,130,748   $  944,117   $871,104   $460,511   $275,008   $229,049   $200,756   $170,957
Less reinsurance
 recoverables..............     697,972      817,651      694,245    597,498    341,599    155,374    111,766    101,497     95,279
                             ----------   ----------   ----------   --------   --------   --------   --------   --------   --------
Reserves, net of
 reinsurance...............     457,318      313,097      249,872    273,606    118,912    119,634    117,283     99,259     75,678
Reserve adjustments from
 acquisition and
 disposition of
 subsidiaries..............          --           --       (6,048)    (3,343)      (410)        --         --         --         --
Effect on loss reserves of
 1999 write off of
 reinsurance
 recoverables..............          --           --           --         --     63,851     15,008      2,636      1,442         51
                             ----------   ----------   ----------   --------   --------   --------   --------   --------   --------
Adjusted reserves, net of
 reinsurance...............     457,318      313,097      243,824    270,263    182,353    134,642    119,919    100,701     75,729
Cumulative paid, net of
 reinsurance, as of:
 One year later............                  126,019      102,244    145,993     56,052     48,775     47,874     41,947     36,500
 Two years later...........                               139,659    174,534    103,580     64,213     66,030     56,803     49,283
 Three years later.........                                          185,744    113,762     80,227     72,863     64,798     56,919
 Four years later..........                                                     121,293     81,845     81,620     67,355     60,441
 Five years later..........                                                                 84,986     81,968     72,627     61,781
 Six years later...........                                                                            82,681     73,501     66,591
 Seven years later.........                                                                                       73,792     66,410
 Eight years later.........                                                                                                  66,749
 Nine years later..........
 Ten years later...........
Re-estimated liability, net
 of reinsurance, as of:
 End of year...............     457,318      313,097      243,824    270,263    182,353    134,642    119,919    100,701     75,729
 One year later............                  306,318      233,111    260,678    186,967    120,049    116,145     95,764     72,963
 Two years later...........                               222,330    254,373    175,339    116,745    101,595     94,992     74,887
 Three years later.........                                          244,650    171,165    110,673     97,353     85,484     76,474
 Four years later..........                                                     163,349    107,138     95,118     80,890     73,660
 Five years later..........                                                                103,243     93,528     79,626     69,528
 Six years later...........                                                                            91,413     79,968     70,642
 Seven years later.........                                                                                       78,614     70,278
 Eight years later.........                                                                                                  70,060
 Nine years later..........
 Ten years later...........
Cumulative redundancy
 (deficiency)..............               $    6,779   $   21,494   $ 25,613   $ 19,004   $ 31,399   $ 28,506   $ 22,087   $  5,669

                               1993       1992
                             --------   --------
Gross reserves.............  $144,178   $129,503
Less reinsurance
 recoverables..............    82,289     81,075
                             --------   --------
Reserves, net of
 reinsurance...............    61,889     48,428
Reserve adjustments from
 acquisition and
 disposition of
 subsidiaries..............        --         --
Effect on loss reserves of
 1999 write off of
 reinsurance
 recoverables..............        --         --
                             --------   --------
Adjusted reserves, net of
 reinsurance...............    61,889     48,428
Cumulative paid, net of
 reinsurance, as of:
 One year later............    29,258     18,978
 Two years later...........    41,207     32,733
 Three years later.........    46,576     36,536
 Four years later..........    51,536     38,480
 Five years later..........    53,110     40,327
 Six years later...........    53,879     40,550
 Seven years later.........    58,353     41,133
 Eight years later.........    58,713     45,552
 Nine years later..........    60,658     45,837
 Ten years later...........               47,693
Re-estimated liability, net
 of reinsurance, as of:
 End of year...............    61,889     48,428
 One year later............    59,659     45,812
 Two years later...........    60,079     44,964
 Three years later.........    62,224     46,129
 Four years later..........    64,377     48,993
 Five years later..........    64,103     50,785
 Six years later...........    59,408     50,585
 Seven years later.........    60,960     46,071
 Eight years later.........    60,729     47,629
 Nine years later..........    62,874     47,407
 Ten years later...........               49,460
Cumulative redundancy
 (deficiency)..............  $   (985)  $ (1,032)

     We believe that our loss reserves are adequate to provide for all material net incurred losses.

     The following table provides a reconciliation of the gross liability of loss and loss adjustment expenses on the basis of generally accepted accounting principles in the United States for the three years ended December 31, 2002 (in thousands):

                                                       2002         2001        2000
                                                    ----------   ----------   --------
Reserves for loss and loss adjustment expense at
  beginning of year...............................  $1,130,748   $  944,117   $871,104
Reserve adjustments from acquisition and
  disposition of subsidiaries.....................      82,289      (69,725)     1,709
Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense
     for claims occurring in the current year.....     627,412    1,019,311    775,538
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in
     prior years(1)...............................     (23,160)      44,534     (1,892)
                                                    ----------   ----------   --------
Incurred loss and loss adjustment expense.........     604,252    1,063,845    773,646
                                                    ----------   ----------   --------
Loss and loss adjustment expense payments for
  claims occurring during:
  Current year....................................     273,277      407,210    277,963
  Prior years.....................................     388,722      400,279    424,379
                                                    ----------   ----------   --------
Loss and loss adjustment expense payments.........     661,999      807,489    702,342
                                                    ----------   ----------   --------
Reserves for loss and loss adjustment expense at
  end of the year.................................  $1,155,290   $1,130,748   $944,117
                                                    ==========   ==========   ========

---------------

(1) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     This table provides a reconciliation of the liability for loss and loss adjustment expense, net of reinsurance ceded, on the basis of generally accepted accounting principles in the United States for the three years ended December 31, 2002 (in thousands):

                                                         2002       2001       2000
                                                       --------   --------   --------
Reserves for loss and loss adjustment expense at
  beginning of year..................................  $313,097   $249,872   $273,606
Reserve adjustments from acquisition and disposition
  of subsidiaries....................................    79,558        285        514
Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense for
     claims occurring in the current year............   313,270    278,103    208,055
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in prior
     years(2)........................................    (6,779)   (10,713)    (9,585)
                                                       --------   --------   --------
Incurred loss and loss adjustment expense............   306,491    267,390    198,470
                                                       --------   --------   --------
Loss and loss adjustment expense payments for claims
  occurring during:
  Current year.......................................   115,809    102,206     76,725
  Prior years........................................   126,019    102,244    145,993
                                                       --------   --------   --------
Loss and loss adjustment expense payments............   241,828    204,450    222,718
                                                       --------   --------   --------
Reserves for loss and loss adjustment expense at end
  of the year........................................  $457,318   $313,097   $249,872
                                                       ========   ========   ========

---------------

(2) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     Although we experienced a gross loss deficiency during 2001, the business was substantially reinsured and, therefore, there was no material effect to our insurance companies on a net loss basis.

     During 2002, we had net loss and loss adjustment expense redundancy of $6.8 million relating to prior year losses compared to redundancies of $10.7 million in 2001 and $9.6 million in 2000. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines, offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses, because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCC Life Insurance Company, Avemco Insurance Company and U.S. Specialty Insurance Company, because of the types of risks covered, are not considered to have significant environmental exposures. We do not expect to experience any material development in reserves for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

INVESTMENTS

     Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds, and preferred and common equity securities. As of December 31, 2002, we had $1.2 billion of investment assets. The majority of our investment assets are held by our insurance companies. All of our securities are classified as available for sale and are recorded at market value.

     Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. We continue to engage a nationally prominent investment advisor, New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., to oversee our investments and to make recommendations to our Board's Investment and Finance Committee. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based upon market conditions. As of December 31, 2002, our fixed income securities had a weighted average maturity of 4.2 years and a weighted average duration of 3.5 years. Our financial statements reflect an unrealized gain on fixed income securities available for sale as of December 31, 2002, of $33.8 million.

     We have maintained a substantial level of cash and liquid short-term instruments in our insurance companies in order to maintain the ability to fund losses of our insureds. Our underwriting agencies and intermediaries typically have short-term investments, which are fiduciary funds held on behalf of others. As of December 31, 2002, we had cash and short-term investments of approximately $347.5 million, of which $239.6 million were in our underwriting agencies and intermediaries.

     This table shows a profile of our investments. The table shows the average amount of investments, income earned, and the yield thereon for the periods indicated (dollars in thousands):

                                                         2002        2001       2000
                                                      ----------   --------   --------
Average investments, at cost........................  $1,005,541   $789,860   $643,721
Net investment income(1)............................      37,769     39,638     39,836
Average short-term yield(1).........................         2.2%       4.3%       6.6%
Average long-term yield(1)..........................         4.8%       5.6%       6.1%
Average long-term tax equivalent yield(1)...........         5.4%       6.4%       7.4%
Weighted average combined tax equivalent yield(1)...         4.6%       5.6%       7.1%

---------------

(1) Excluding realized and unrealized capital gains and losses.

     This table summarizes, by type, the estimated market value of our investments as of December 31, 2002 (dollars in thousands):

                                                                           PERCENT OF
                                                                AMOUNT       TOTAL
                                                              ----------   ----------
Short-term investments......................................  $  307,215       26%
U.S. Treasury securities....................................      96,546        8
Obligations of states, municipalities and political
  subdivisions..............................................      49,230        4
Special revenue fixed income securities.....................     210,238       18
Corporate fixed income securities...........................     244,276       21
Asset-backed and mortgage-backed securities.................     149,873       13
Foreign government securities...............................      91,385        8
Marketable equity securities................................      15,609        2
Other investments...........................................       3,264       --
                                                              ----------      ---
          TOTAL INVESTMENTS.................................  $1,167,636      100%
                                                              ==========      ===

     This table summarizes, by rating, the market value of our investments in fixed income securities as of December 31, 2002 (dollars in thousands):

                                                                         PERCENT OF
                                                               AMOUNT      TOTAL
                                                              --------   ----------
AAA.........................................................  $469,841       56%
AA..........................................................   159,447       19
A...........................................................   179,726       21
BBB.........................................................    32,534        4
                                                              --------      ---
          TOTAL FIXED INCOME SECURITIES.....................  $841,548      100%
                                                              ========      ===

     The table set forth below indicates the expected maturity distribution of the estimated market value of our fixed income securities as of December 31, 2001 (dollars in thousands):

                                                                         PERCENT OF
                                                               AMOUNT      TOTAL
                                                              --------   ----------
One year or less............................................  $ 66,673        8%
One year to five years......................................   326,561       39
Five years to ten years.....................................   135,984       16
Ten years to fifteen years..................................    82,488       10
More than fifteen years.....................................    79,969        9
                                                              --------      ---
  Securities with fixed maturities..........................   691,675       82
Asset-backed and mortgage-backed securities.................   149,873       18
                                                              --------      ---
          TOTAL FIXED INCOME SECURITIES.....................  $841,548      100%
                                                              ========      ===

     The weighted average life of our structured securities is five years. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to a reinvestment risk should interest rates fall or issuers call their securities and we are forced to invest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities held by us as of December 31, 2002 that would be subject to these tests and potential write downs is $9.4 million.

2% CONVERTIBLE NOTES AND BANK LOAN

     In a public offering on August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due in 2021. Our debt securities are rated A by Standard & Poor's (3rd of 10 ratings). Each $1 thousand principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. On September 1, 2002, the first repurchase date of the notes, $49 thousand of the notes were tendered to us and we repurchased them with cash. We used the proceeds from this offering to repay our remaining indebtedness under our bank facility, assist in financing the recent acquisitions, make a $60.0 million capital contribution to our insurance companies and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 17, 2004. The facility is collateralized in part by the pledge of our insurance companies stock and guarantees entered into by our underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. As of December 31, 2002, there was an outstanding balance of $53.0 million on this facility bearing interest at an average interest rate of 3.2%.

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

     Houston Casualty Company is domiciled in Texas. It operates on an admitted basis in Texas and may write reinsurance on all lines of business that it may write on a direct basis. Houston Casualty Company is an accredited reinsurer in 39 states and an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 49 states, three United States territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted companies on risks which are not insured by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer.

     Houston Casualty Company's branch office in London, England is subject to regulation by regulatory authorities in the United Kingdom. Avemco Insurance Company is domiciled in Maryland and operates as a licensed admitted insurer in all states and the District of Columbia. U.S. Specialty Insurance Company is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCC Life Insurance Company is domiciled in Indiana, and operates as a licensed admitted insurer in 41 states and the District of Columbia. HCC Specialty Insurance Company is domiciled in Oklahoma and operates on a surplus lines basis in Texas. HCC Europe is domiciled in Spain and operates on the equivalent of an "admitted" basis throughout the European Union and operates in selected other countries as permitted under local regulations.

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

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998, which became effective on January 1, 2001, through their adoption by the individual states. The cumulative effect of codification increased the statutory policyholders' surplus of our insurance companies by approximately $8.9 million. Our use of statutory accounting practices prescribed by state regulatory authorities caused a $1.5 million increase in our insurance companies' aggregate statutory policyholders' surplus as of December 31, 2002 compared to amounts that would have been recorded under the codification rules of the National Association of Insurance Commissioners. The statutory policyholders' surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

  INSURANCE HOLDING COMPANY ACTS

     Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of the states of Arkansas, Indiana, Maryland, Oklahoma and Texas. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

  RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of a company's business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2002, each of our domestic insurance companies' total adjusted capital is significantly in excess of the authorized control level risk-based capital.

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

  TERRORISM RISK INSURANCE ACT

     In 2002, the Federal Terrorism Risk Insurance Act was enacted for the purpose of ensuring the availability of insurance coverage for terrorist acts in the United States. The law establishes a financial "backstop" program through the end of 2005 to assist the commercial property and casualty insurance industry in providing coverage related to future acts of terrorism within the United States.

     Under the Terrorism Risk Insurance Act of 2002, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2003, our deductible is approximately $11.2 million based on 7% of 2002 subject premium as defined under the applicable regulations. Thereafter, the Federal government would provide reimbursement for 90% of our insured, covered insured losses up to the maximum amount set out in the Act.

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

EMPLOYEES

     As of December 31, 2002 we had 1,096 employees. The employees include six executive officers, 24 senior management, 94 management and 972 other personnel. Of this number, 353 are employed by our insurance companies, 501 are employed by our underwriting agencies, 128 are employed by our intermediaries, and 114 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

ITEM 2. PROPERTIES

     Our principal and executive offices are located in Houston, Texas, in a building owned by Houston Casualty Company. We also maintain offices in over 25 locations elsewhere in the United States, England and Spain. The majority of these additional locations are in leased facilities.

     Our principal office facilities are as follows:

SUBSIDIARY                                 LOCATION                SQ. FT.   LEASE TERMINATION DATE
----------                                 --------                -------   ----------------------
HCC Insurance Holdings, Inc. and Houston
  Casualty Company                         Houston, Texas          51,000          Owned
Houston Casualty Company                   Houston, Texas          77,000          Owned
Avemco Insurance Company                   Frederick, Maryland     40,000          Owned
U.S. Specialty Insurance Company Aviation
  Division                                 Dallas, Texas           40,000          Leased*
Professional Indemnity Agency, Inc.        Mount Kisco, New York   38,000          Owned

---------------

* Lease termination date is March 31, 2004

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

     We have received substantial assessments from a state health insurance association, which was established by the state to provide health insurance to "high-risk" or otherwise uninsured individuals within that state. The expenses of the association are currently funded principally through assessments on insurers. With the current assessment, the association changed the calculation method for the amount of the assessment, which resulted in a significant increase in the amount of our assessment ($5.2 million). We and other insurers are presently contesting the change in the assessment methodology. We believe we will receive relief from the current assessment and that any amount we may ultimately have to pay will not be material to our financial position and results of operations, after taking into consideration credits we would receive against other taxes in the state.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock trades on the New York Stock Exchange under the ticker symbol "HCC".

     The intra-day high and low sales prices for quarterly periods during the period January 1, 2001 through December 31, 2002, as reported by the New York Stock Exchange were as follows:

                                                          2002              2001
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First quarter......................................  $28.95   $24.90   $26.88   $20.50
Second quarter.....................................   28.50    24.70    29.65    23.26
Third quarter......................................   26.60    19.11    26.67    21.21
Fourth quarter.....................................   25.70    22.37    29.20    25.15

     On March 14, 2003, the last reported sales price of our common stock as reported by the New York Stock Exchange was $25.25 per share.

SHAREHOLDERS

     We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. As of March 14, 2003, there were 62.7 million shares of issued and outstanding common stock held by 924 shareholders of record; however, we believe there are in excess of 12,000 beneficial owners.

DIVIDEND POLICY

     Beginning in June, 1996, we announced a planned quarterly program of paying cash dividends to shareholders. We paid a cash dividend of $0.02 per share in July, 1996 and in each succeeding quarter through the first quarter of 1997. We have increased the quarterly cash dividend in each year and beginning in September, 2002, our quarterly dividend was $0.065 per share. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants, and other related factors. Under the terms of our bank loan, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

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

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
                                              ----------------------------------------------------
                                                2002       2001       2000       1999       1998
                                              --------   --------   --------   --------   --------
STATEMENT OF EARNINGS DATA:
Revenue
  Net earned premium........................  $505,521   $342,787   $267,647   $141,362   $143,100
  Management fees...........................    77,082     61,795     96,058     90,713     74,045
  Commission income.........................    41,572     43,412     49,886     58,233     40,804
  Net investment income.....................    37,769     39,638     39,836     30,946     29,342
  Net realized investment gain (loss).......       453        393     (5,321)    (4,164)       845
  Other operating income....................     6,985     17,436     25,497     28,475     22,268
                                              --------   --------   --------   --------   --------
          Total revenue.....................   669,382    505,461    473,603    345,565    310,404

Expense
  Loss and loss adjustment expense, net.....   306,491    267,390    198,470    109,650     91,302
  Operating expense:
       Policy acquisition costs, net........    63,274     27,923     23,743      8,177     10,978
       Compensation expense.................    80,495     69,762     83,086     79,196     57,227
       Provision for reinsurance............        --         --         --     43,462         --
       Other operating expense..............    47,642     71,119     53,274     53,273     36,558
                                              --------   --------   --------   --------   --------
          Total operating expense...........   191,411    168,804    160,103    184,108    104,763
  Interest expense..........................     8,301      8,884     20,347     12,964      6,021
                                              --------   --------   --------   --------   --------
          Total expense.....................   506,203    445,078    378,920    306,722    202,086
                                              --------   --------   --------   --------   --------
          Earnings before income tax
            provision.......................   163,179     60,383     94,683     38,843    108,318
  Income tax provision......................    57,351     30,186     37,202     12,271     35,208
                                              --------   --------   --------   --------   --------
          Net earnings before accounting
            change..........................   105,828     30,197     57,481     26,572     73,110
Cumulative effect of accounting change(2)...        --         --     (2,013)        --         --
                                              --------   --------   --------   --------   --------
          Net earnings......................  $105,828   $ 30,197   $ 55,468   $ 26,572   $ 73,110
                                              ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE DATA:
     Earnings before accounting change......  $   1.70   $   0.52   $   1.13   $   0.53   $   1.49
     Cumulative effect of accounting
       change(2)............................        --         --      (0.04)        --         --
                                              --------   --------   --------   --------   --------
     Net earnings...........................  $   1.70   $   0.52   $   1.09   $   0.53   $   1.49
                                              ========   ========   ========   ========   ========
     Weighted average shares outstanding....    62,225     58,321     50,742     50,058     48,917
                                              ========   ========   ========   ========   ========
DILUTED EARNINGS PER SHARE DATA:
     Earnings before accounting change......  $   1.68   $   0.51   $   1.11   $   0.52   $   1.46
     Cumulative effect of accounting
       change(2)............................        --         --      (0.04)        --         --
                                              --------   --------   --------   --------   --------
     Net earnings...........................  $   1.68   $   0.51   $   1.07   $   0.52   $   1.46
                                              ========   ========   ========   ========   ========
     Weighted average shares outstanding....    62,936     59,619     51,619     50,646     49,933
                                              ========   ========   ========   ========   ========
Cash dividends declared, per share..........  $  0.255   $  0.245   $   0.22   $   0.20   $   0.16
                                              ========   ========   ========   ========   ========
Amounts adjusted for the non-amortization of
  goodwill(3):
     Adjusted net earnings..................  $105,828   $ 41,584   $ 67,302   $ 31,980   $ 74,856
                                              ========   ========   ========   ========   ========
     Adjusted basic earnings per share......  $   1.70   $   0.71   $   1.33   $   0.64   $   1.53
                                              ========   ========   ========   ========   ========
     Adjusted diluted earnings per share....  $   1.68   $   0.70   $   1.30   $   0.63   $   1.50
                                              ========   ========   ========   ========   ========

                                                            DECEMBER 31,
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   --------------------------------------------------------------
                                      2002         2001         2000         1999         1998
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA:
Total investments................  $1,167,636   $  885,659   $  711,113   $  581,322   $  525,646
Premium, claims and other
  receivables....................     753,527      665,965      609,716      636,671      382,885
Reinsurance recoverables.........     798,934      899,128      789,412      736,485      372,672
Ceded unearned premium...........     164,224       71,140      114,469      133,657      149,568
Goodwill and intangible assets...     350,086      328,815      266,015      263,687       88,043
Total assets.....................   3,704,151    3,219,120    2,790,755    2,679,737    1,709,643
Loss and loss adjustment expense
  payable........................   1,155,290    1,130,748      944,117      871,104      460,511
Unearned premium.................     331,050      179,530      190,550      188,524      201,050
Notes payable....................     230,027      181,928      212,133      242,546      121,600
Shareholders' equity.............     882,907      763,453      530,930      458,439      440,430
Book value per share(4)..........       14.15        12.40        10.29         9.12         8.94

---------------

(1) Certain amounts in the 2001, 2000, 1999, and 1998 selected consolidated financial data have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity, or cash flows.

(2) During 2000, we changed certain of our revenue recognition methods for our underwriting agencies and intermediaries to agree to guidance contained in Securities and Exchange Commission's Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements". See Note (1) in the Notes to Consolidated Financial Statements.

(3) During 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets", which required that goodwill and indefinite-lived intangible assets no longer be amortized. The adjusted amounts presented are amounts that we would have reported had we adopted SFAS No. 142 on January 1, 1998.

(4) Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We primarily receive our revenue from earned premium derived from our insurance company operations, management fees generated by our underwriting agency operations, commission income produced by our intermediary operations, investment income from all of our operations and other operating income. Our core underwriting activities involve providing group life, accident and health, aviation, London market account, global financial products and other specialty lines of business, each of which is marketed by our insurance companies and our underwriting agencies either directly to customers or through a network of independent or affiliated agents and brokers.

     During the past several years, we have substantially increased our shareholders' equity through issuing equity securities and through retaining our earnings, thereby enabling us to increase the underwriting capacity of our insurance companies. With this additional equity, we increased underwriting activity across many of our lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for each of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for each of our lines of business based upon market conditions and the level of risk we wish to retain.

     Market conditions improved during 2000, 2001 and 2002 across all of our lines of business. This improvement accelerated after the September 11, 2001 terrorist attack and highly publicized corporate governance failures and continued throughout 2002 with significant rate increases particularly evident in our global financial products line of business. We plan to continue to expand our underwriting activities, in response to these hardening market conditions.

     During 2001 and 2002 we acquired the following companies in transactions that were recorded using the purchase method of accounting. Accordingly, the results of operations and cash flows of these companies are included in our underwriting results beginning on the effective date of each transaction.

COMPANY                                             SEGMENT         EFFECTIVE DATE ACQUIRED
-------                                       -------------------   -----------------------
Professional Indemnity Agency, Inc.           Underwriting Agency   October 22, 2001
ASU International, LLC                        Underwriting Agency   October 30, 2001
HCC Global Financial Products LLC
  (formerly MAG Global Financial Products)    Underwriting Agency   October 1, 2002
Dickson Manchester & Company Limited          Underwriting Agency   December 24, 2002
HCC Europe, (formerly St. Paul Espana)        Insurance Company     December 31, 2002

RESULTS OF OPERATIONS

     The following table sets forth certain premium revenue information for the three years ended December 31, 2002 (in thousands):

                                                      2002         2001        2000
                                                   ----------   ----------   ---------
Direct...........................................  $  904,737   $  783,124   $ 676,730
Reinsurance assumed..............................     254,512      226,951     290,727
                                                   ----------   ----------   ---------
  Gross written premium..........................   1,159,249    1,010,075     967,457
Reinsurance ceded................................    (613,338)    (637,117)   (683,669)
                                                   ----------   ----------   ---------
  Net written premium............................     545,911      372,958     283,788
Change in unearned premium.......................     (40,390)     (30,171)    (16,141)
                                                   ----------   ----------   ---------
  Net earned premium.............................  $  505,521   $  342,787   $ 267,647
                                                   ==========   ==========   =========

     The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 2002:

                                                              2002    2001    2000
                                                              -----   -----   -----
Net earned premium..........................................   75.5%   67.8%   56.5%
Management fees.............................................   11.5    12.2    20.3
Commission income...........................................    6.2     8.6    10.5
Net investment income.......................................    5.7     7.8     8.4
Net realized investment gain (loss).........................    0.1     0.1    (1.1)
Other operating income......................................    1.0     3.5     5.4
                                                              -----   -----   -----
  Total revenue.............................................  100.0   100.0   100.0
Loss and loss adjustment expense, net.......................   45.8    52.9    41.9
Net operating expense.......................................   28.6    33.4    33.8
Interest expense............................................    1.2     1.7     4.3
                                                              -----   -----   -----
  Earnings before income tax provision......................   24.4    12.0    20.0
Income tax provision........................................    8.6     6.0     7.9
                                                              -----   -----   -----
  Net earnings before accounting change.....................   15.8%    6.0%   12.1%
                                                              =====   =====   =====

 Year Ended December 31, 2002 Versus Year Ended December 31, 2001

     Total revenue increased 32% to $669.4 million for 2002 from $505.5 million in 2001. The revenue increase in the insurance company segment resulted from organic growth in our existing lines of business, the addition of our new global financial products line of business, and increased premium retention. The revenue in the underwriting agency segment increased due to organic growth and acquisitions made in 2002 and late 2001, but the increase was partially offset by reduced revenue in the intermediary and other operations segments as a result of market conditions and the sale or other disposition of various operations in 2001.

     Net investment income decreased to $37.8 million for 2002 from $39.6 million in 2001. This decrease was due to the reduction in interest rates, substantially offset by the higher level of invested assets which resulted from cash flow provided by operating activities and capital contributions made to our insurance company subsidiaries. We expect investment assets to continue to increase which, even without an increase in market interest rates, should produce a growth in investment income in 2003.

     The year 2001 was adversely affected as we experienced the largest loss to our insurance company operations in our history due to the terrorist attack on September 11, with incurred net losses of $35.0 million. In 2001, we also recorded a charge totaling $37.3 million related to our primary workers' compensation line of business and other lines of business that we decided to cease writing. Included in this charge was $15.0 million related to the impairment of goodwill associated with our primary workers' compensation line of business.

     Compensation expense increased to $80.5 million during 2002 from $69.8 million in 2001. Much of this increase was due to the underwriting agency subsidiaries acquired in 2002 and late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during late 2001 and efficiencies gained from the consolidation of certain of our underwriting agencies into our insurance company operations.

     Other operating expense decreased to $47.6 million during 2002 compared to $71.1 million in 2001, primarily as a result of the reduction in the amortization of goodwill, operations sold or disposed of, somewhat offset by the effect of acquisitions in 2002 and late 2001, and the goodwill impairment charge in 2001. Currency conversion gains amount to $1.2 million in 2002 compared to $0.3 million in 2001.

     Interest expense was $8.3 million for 2002 compared to $8.9 million in 2001. Included in 2002 is $2.9 million representing the amortization of underwriting discounts and other costs of our August 2001 issuance of 2% convertible notes, compared to $1.5 million of similar amortization in 2001. These costs were fully amortized at the end of August 2002.

     Income tax expense was $57.4 million for 2002 compared to $30.2 million in 2001. Our effective tax rate was 35.1% in 2002. The unusually high tax rate for 2001 results from the write off related to the impairment of goodwill, which was not deductible for income tax purposes.

     Net earnings increased to $105.8 million, or $1.68 per diluted share, for 2002 from $30.2 million, or $0.51 per diluted share, in 2001. The increase in net earnings resulted from increased revenue and an improved underwriting performance by the insurance company segment, net of a charge in 2002 related to a discontinued line of business ($5.0 million or $0.08 per share). Other events affecting the comparison include losses from the September 11 terrorist attack recorded during 2001 ($22.8 million or $0.38 per share), the charge for lines of business we decided to cease writing during 2001 ($29.6 million or $0.50 per share) and the amortization of goodwill in 2001, ($11.4 million or $0.19 per share) prior to our adoption of SFAS No. 142.

     Our book value per share was $14.15 as of December 31, 2002, up from $12.40 as of December 31, 2001. Net earnings and the unrealized gain on available for sale securities contributed to the increase in book value per share.

SEGMENTS

  INSURANCE COMPANIES

     The following tables provide information by line of business (in thousands):

                                                GROSS        NET        NET       NET
                                               WRITTEN     WRITTEN     EARNED    LOSS
                                               PREMIUM     PREMIUM    PREMIUM    RATIO
                                              ----------   --------   --------   -----
For the year ended December 31, 2002:
Group life, accident and health.............  $  503,263   $244,554   $240,070    62.2%
Aviation....................................     212,518     99,826    100,960    46.3
London market account.......................     199,816    113,925     89,260    51.5
Global financial products...................     178,653     43,731     23,102    46.4
Other specialty lines.......................      32,563     25,621     22,337   101.1
                                              ----------   --------   --------   -----
                                               1,126,813    527,657    475,729    57.8
Discontinued lines..........................      32,436     18,254     29,792   105.0
                                              ----------   --------   --------   -----
TOTALS......................................  $1,159,249   $545,911   $505,521    60.6%
                                              ==========   ========   ========
Expense ratio...............................                                      25.4
                                                                                 -----
Combined ratio..............................                                      86.0%
                                                                                 =====
For the year ended December 31, 2001:
Group life, accident and health.............  $  502,086   $146,220   $143,851    67.5%
Aviation....................................     198,015     98,249     91,377    62.5
London market account.......................     133,579     54,056     43,360    59.4
Global financial products...................          46         44          4    25.0
Other specialty lines.......................      15,556     14,346     15,120    73.5
                                              ----------   --------   --------   -----
                                                 849,282    312,915    293,712    65.1
Discontinued lines..........................     160,793     60,043     49,075   155.5
                                              ----------   --------   --------   -----
TOTALS......................................  $1,010,075   $372,958   $342,787    78.0%
                                              ==========   ========   ========
Expense ratio...............................                                      25.7
                                                                                 -----
Combined ratio..............................                                     103.7%
                                                                                 =====

     Gross written premium increased 15% to $1.2 billion for 2002 from $1.0 billion in 2001. This increase was 33% before the discontinued lines of business. The increase resulted from organic growth and premium rate increases in our London market account line of business, plus our global financial products line of business not previously written, offset by the decrease in discontinued lines of business. Gross written premium is expected to continue to increase in 2003.

     Net written premium for 2002 increased 46% to $545.9 million from $373.0 million in 2001, as our insurance companies have increased their overall retentions, in addition to the effect of the changes in gross premium described above. Net earned premium also increased 47% to $505.5 million for the same reasons. Increases in net written and net earned premiums were 69% and 62%, respectively, before the discontinued lines of business. Increases in net written and net earned premium are expected to continue in 2003.

     Net loss and loss adjustment expense was $306.5 million for 2002 compared to $267.4 million in 2001. The 2001 net loss expense included $35.0 million from the September 11 terrorist attack and $18.8 million from the charge for lines of business we decided to cease writing. Because of these items and generally better underwriting results in 2002 as a result of higher pricing and improved policy terms and conditions, the net loss ratio was greatly improved at 60.6% for 2002 compared to 78.0% in 2001, on substantially increased earned premiums. The loss ratios for the continuing lines, with the exception of the specialty lines, also improved for these reasons. The loss ratio in the other specialty lines increased as a result of some adverse development on policies, which were subsequently not renewed. During the third quarter of 2002, we also recorded a charge in the amount of $7.7 million related to certain business included in discontinued lines. This business was acquired as part of our purchase of The Centris Group, Inc. in 1999 and was of a type that we have not historically written. The gross loss ratio was 58.6% in 2002 compared to 105.5% in 2001. The 2001 gross loss ratio was high because we recorded gross losses of $55.0 million due to the Petrobras production platform, $141.0 million due to the September 11 terrorist attack and $49.0 million due to the Total Oil Company loss. Additionally, in 2002, as a result of further evaluation, we reduced our gross losses from the September 11 terrorist attack by $21.5 million and reduced the gross losses from the Total loss by $14.0 million. Offsetting this positive gross development was $36.2 million of negative development due to late reporting of an aggregate program that we no longer write. As the adjustments related to gross losses that were substantially reinsured, there was no material net effect.

     During 2002, we had net loss and loss adjustment expense redundancy of $6.8 million relating to prior year losses compared to a redundancy of $10.7 million in 2001 and we had gross loss and loss adjustment expense redundancy of $23.2 million compared to a deficiency of $44.5 million in 2001. The gross deficiency for 2001 resulted from late reported loss information received during 2001, primarily from assumed reinsurance business written by one of our insurance companies. There was no material net effect on our earnings as that business was substantially reinsured. The deficiencies and redundancies result from our continued review of our loss reserves with our actuaries and the increase or reduction of reserves as losses are finally settled and claims exposures are reduced. We continue to believe we have provided for all material net incurred losses.

     The tables below show the composition of net and gross incurred loss and loss adjustment expense (amounts in thousands):

                                                 NET INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                                 ---------------------------------------------
                                                         2002                    2001
                                                 ---------------------   ---------------------
                                                  AMOUNT    LOSS RATIO    AMOUNT    LOSS RATIO
                                                 --------   ----------   --------   ----------
September 11 terrorist attack..................  $     --        --%     $ 35,000      10.2%
2001 charge for lines of business we ceased
  writing......................................        --        --        18,799       5.5
2002 third quarter charge......................     7,674       1.5            --        --
Other prior year development...................   (14,453)     (2.9)      (11,963)     (3.5)
All other incurred loss and loss adjustment
  expense......................................   313,270      62.0       225,554      65.8
                                                 --------      ----      --------      ----
Net incurred loss and loss adjustment
  expense......................................  $306,491      60.6%     $267,390      78.0%
                                                 ========      ====      ========      ====

                                               GROSS INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                               -----------------------------------------------
                                                       2002                     2001
                                               ---------------------   -----------------------
                                                AMOUNT    LOSS RATIO     AMOUNT     LOSS RATIO
                                               --------   ----------   ----------   ----------
September 11 terrorist attack................  $(21,500)     (2.1)%    $  140,962      14.0%
Petrobras production platform................        --        --          55,000       5.4
Total Oil Company loss.......................   (14,000)     (1.4)         49,000       4.9
2001 charge for lines of business we ceased
  writing....................................        --        --          36,784       3.6
2002 third quarter charge....................     7,674       0.8              --        --
Aggregate program development................    36,170       3.5              --        --
Other prior year development.................   (31,504)     (3.1)         40,367       4.0
All other incurred loss and loss adjustment
  expense....................................   627,412      60.9         741,732      73.6%
                                               --------      ----      ----------     -----
Gross incurred loss and loss adjustment
  expense....................................  $604,252      58.6%     $1,063,845     105.5%
                                               ========      ====      ==========     =====

     Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $63.3 million during 2002, from $27.9 million in 2001. This increase is due to the higher earned premium and the reduction in ceding commissions as a result of our retaining more business. Included in the 2001 amount is $2.2 million from the charge for lines of business we decided to cease writing. The expense ratio was substantially unchanged at 25.4% for 2002 compared to 2001 which, when added to our greatly improved loss ratio, produced a substantially lower combined ratio of 86.0% for 2002 compared to 103.7% in 2001.

     Net earnings of our insurance companies increased to $68.2 million in 2002 from a net loss of $2.9 million in 2001, due to increased revenue and improved underwriting results in 2002. The 2001 results include the effects from the terrorist attack on September 11 and the charge for lines of business we decided to cease writing. There was $2.1 million (net of income tax) of goodwill amortization recorded in 2001. Barring future catastrophic events, we expect this trend to continue into 2003.

  UNDERWRITING AGENCIES

     Management fees increased 25% to $77.1 million for 2002, compared to $61.8 million in 2001. The underwriting agencies acquired in 2002 and late 2001 accounted for much of the increase together with organic growth, partially offset by a decrease in management fees from our other underwriting agencies as we continued the consolidation of certain other underwriting agency operations into our insurance companies. Net earnings of our underwriting agencies increased to $25.3 million for 2002 from $17.2 million in 2001 as a result of increased revenue and the adoption of SFAS No. 142, somewhat offset by the integration of certain underwriting agencies into our insurance companies. There was $5.9 million (net of income tax) of goodwill amortization recorded in 2001. We expect further improvement in 2003 due to our acquisitions in late 2002 and organic growth.

  INTERMEDIARIES

     Commission income decreased to $41.6 million for 2002, compared to $43.4 million in 2001 due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries decreased to $7.6 million for 2002 compared to $8.7 million in 2001. There was $3.4 million (net of income tax) of goodwill amortization recorded in 2001 compared to none in 2002 due to the adoption of SFAS No. 142. We anticipate returning to growth in commission income in 2003 as our non-affiliated business grows.

  OTHER OPERATIONS

     The decrease in other operating income to $7.0 million during 2002 from $17.4 million in 2001 was principally due to the disposition or closure of certain operations during 2001 and the resultant gains totaling $8.2 million from certain of those dispositions. Net earnings of other operations decreased to $3.1 million in 2002 from $7.1 million in 2001 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period. We anticipate new strategic investments and possibly a service company acquisition in 2003, which would provide growth in this revenue.

  CORPORATE

     The net income of the corporate segment was $2.9 million for 2002 compared to a net loss of $1.0 million in 2001. This improvement resulted from lower interest expense due primarily to lower interest rates.

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

     During 2001, we experienced three significant gross losses. The largest loss was as a result of the terrorist attack on September 11, which produced the biggest loss to our insurance company operations in our history. Although we had no involvement in the insurance coverages of the airlines involved, we had significant exposure in our accident and health reinsurance account. Our estimates of ultimate exposure were developed through a review of policy coverages, consideration of the effect on the estimate if the attack was considered multiple events rather than a single event, and communications from our clients and producers. We also had participations in property coverage on the World Trade Center and some of the surrounding buildings. In addition, we anticipate some claims from other business written in the New York City area. We also received some reported claims and estimates of losses for others. We utilized this information together with known coverage and reinstatement premium information to establish our gross and net losses reserve of $141.0 million and $35.0 million, respectively. A charge for the net amount has been included in our 2001 consolidated financial statements. The other two losses were the Petrobras (Brazilian offshore energy production platform) and Total (chemical factory near Toulouse, France) incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these policies were substantially reinsured, the net losses were not material to our results of operations.

     During 2001, we recorded a charge totaling $37.3 million related to lines of business that we decided to cease writing, mainly our primary workers' compensation line of business. The composition of this charge is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill associated with our primary workers' compensation line of business. The fair value of this line of business was calculated based upon the present value of future expected cash flows.

     Compensation expense decreased to $69.8 million for 2001 from $83.1 million in 2000. The decrease is due principally to the disposition of non-core subsidiaries, the subsequent closing or reduction of some operations of an acquired company and efficiencies gained from the consolidation of some of our underwriting agency operations with those of our insurance companies.

     Other operating expense for 2001 included $16.3 million from charges related to lines of business that we decided to cease writing. Excluding these charges, other operating expense in 2001 was somewhat reduced for the same reasons as compensation expense, but to a much lesser extent, and the decrease was offset by a general increase in expenses in our operating subsidiaries as business grew. In addition, guarantee fund and other assessments increased $3.5 million in 2001 compared to 2000. Other operating expenses for 2000 also included a credit of $0.8 million reflecting the reversal of some restructuring charges recorded during the previous year, whereas during 2001 we recorded $0.2 million in merger expense resulting from an acquisition. Currency conversion gains amounted to $0.3 million in 2001 compared to losses of $0.3 million in 2000.

     Interest expense was $8.9 million for 2001 down from $20.3 million in 2000. This decrease resulted from our use of the proceeds from our March, 2001 public offering of common stock and part of our August, 2001 offering of 2% convertible notes to pay off our debt under the bank facility, lower interest rates and the low interest rate on our newly issued convertible notes.

     Income tax expense on earnings before the change in accounting was $30.2 million for 2001 down from $37.2 million for 2000 primarily due to the reduction in pre-tax income. The unusual effective tax rate for 2001 of 50% , compared to 39% for 2000, primarily results from the charge for the impairment of goodwill, which was not deductible for income tax purposes.

     Net earnings before the change in accounting was $30.2 million, or $0.51 per diluted share, for 2001 compared to $57.5 million, or $1.11 per diluted share, in 2000 before the cumulative effect of an accounting change. This decrease primarily results from the after tax loss from the September 11 terrorist attack of $22.8 million, or $0.38 per diluted share, and the after tax charge for lines of business we decided to cease writing of $29.6 million, or $0.50 per diluted share.

     Our book value per share was $12.40 as of December 31, 2001, up substantially from $10.29 as of December 31, 2000.

SEGMENTS

  INSURANCE COMPANIES

     The following tables provide information by line of business (in thousands):

                                                GROSS        NET        NET       NET
                                               WRITTEN     WRITTEN     EARNED    LOSS
                                               PREMIUM     PREMIUM    PREMIUM    RATIO
                                              ----------   --------   --------   -----
For the year ended December 31, 2001:
Group life, accident and health.............  $  502,086   $146,220   $143,851    67.5%
Aviation....................................     198,015     98,249     91,377    62.5
London market account.......................     133,579     54,056     43,360    59.4
Global financial products...................          46         44          4    25.0
Other specialty lines.......................      15,556     14,346     15,120    73.5
                                              ----------   --------   --------   -----
                                                 849,282    312,915    293,712    65.1
Discontinued lines..........................     160,793     60,043     49,075   155.5
                                              ----------   --------   --------   -----
  TOTALS....................................  $1,010,075   $372,958   $342,787    78.0%
                                              ==========   ========   ========
Expense ratio...............................                                      25.7
                                                                                 -----
Combined ratio..............................                                     103.7%
                                                                                 =====
For the year ended December 31, 2000:
Group life, accident and health.............  $  422,384   $109,005   $109,077    74.4%
Aviation....................................     191,089     79,794     73,695    70.2
London market account.......................      83,521     22,292     16,234    74.1
Global financial products...................          --         --         --      --
Other specialty lines.......................      15,906     14,552     14,552    40.9
                                              ----------   --------   --------   -----
                                                 712,900    225,643    213,558    70.6
Discontinued lines..........................     254,557     58,145     54,089    88.0
                                              ----------   --------   --------   -----
  TOTALS....................................  $  967,457   $283,788   $267,647    74.2%
                                              ==========   ========   ========
Expense ratio...............................                                      21.0
                                                                                 -----
Combined ratio..............................                                      95.2%
                                                                                 =====

     Gross written premium increased to $1.0 billion for 2001 from $967.5 million in 2000 with strong growth in the group life, accident and health and London market account lines of business, as rates continued to rise. Gross written premium growth was not our focus in 2001, as we were able to grow our revenue simply by retaining more of the business. Net written premium for 2001 increased 31% to $373.0 million compared to the previous year, as our insurance companies increased retentions on many of their lines of business as underwriting profitability improved. Net earned premium increased 28% to $342.8 million for the same reason. Increases in net written premium and net earned premium were 39% and 38%, respectively, before the discontinued lines of business.

     Loss and loss adjustment expense increased to $267.4 million for 2001 compared to $198.5 million in 2000 substantially due to losses and expenses arising from the September 11 loss and the charge related to lines of business we decided to cease writing. The net loss ratio was 78.0% for 2001 compared to 74.2% in 2000. The group life, accident and health, aviation and London market account loss ratios improved, in spite of losses sustained from the September 11, 2001 terrorist attack, due generally to rate increases and better terms and conditions. The other specialty lines loss ratio increased between years as a result of adverse development on policies, which were subsequently not renewed. The discontinued lines loss ratio increased as a result of the charge related to lines of business we decided to cease writing and the September 11, 2001 loss. The gross loss ratio was 105.5% in 2001 compared to 79.4% for 2000. The Petrobras and Total claims were substantially reinsured and did not have a material effect on our net loss ratio or net earnings. The combined ratio was 103.7% in 2001 compared to 95.2% for 2000. The expense ratio increased in 2001 to 25.7% from 21.0% in 2000 principally as a result of reduced ceding commissions as we retained more profitable business.

     During 2001, we had net loss and loss adjustment expense redundancy of $10.7 million relating to prior year losses compared to a redundancy of $9.6 million in 2000 and we had gross loss and loss adjustment expense deficiency of $44.5 million compared to a redundancy of $1.9 million in 2000. The gross deficiency for 2001 resulted from late reported loss information received during 2001. These losses primarily came from assumed reinsurance business written by one of our insurance companies. The other deficiencies and redundancies result from our continued review of our loss reserves with our actuaries and the increase or reduction of the loss reserves as losses are finally settled and claims exposures are reduced.

                                                 NET INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                                 ---------------------------------------------
                                                         2001                    2000
                                                 ---------------------   ---------------------
                                                  AMOUNT    LOSS RATIO    AMOUNT    LOSS RATIO
                                                 --------   ----------   --------   ----------
September 11 terrorist attack..................  $ 35,000      10.2%     $     --        --%
2001 charge for lines of business we ceased
  writing......................................    18,799       5.5            --        --
Other prior year development...................   (11,963)     (3.5)       (9,585)     (3.6)
All other incurred loss and loss adjustment
  expense......................................   225,554      65.8       208,055      77.8
                                                 --------      ----      --------      ----
Net incurred loss and loss adjustment
  expense......................................  $267,390      78.0%     $198,470      74.2%
                                                 ========      ====      ========      ====

                                               GROSS INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                               -----------------------------------------------
                                                        2001                     2000
                                               -----------------------   ---------------------
                                                 AMOUNT     LOSS RATIO    AMOUNT    LOSS RATIO
                                               ----------   ----------   --------   ----------
September 11 terrorist attack................  $  140,962      14.0%     $     --        --%
Petrobras production platform................      55,000       5.4            --        --
Total Oil Company loss.......................      49,000       4.9            --        --
2001 charge for lines of business we ceased
  writing....................................      36,784       3.6            --        --
Other prior year development.................      40,367       4.0        (1,892)     (0.2)
All other incurred loss and loss adjustment
  expense....................................     741,732      73.6       775,538      79.6
                                               ----------     -----      --------      ----
Gross incurred loss and loss adjustment
  expense....................................  $1,063,845     105.5%     $773,646      79.4%
                                               ==========     =====      ========      ====

     Policy acquisition costs, which are net of ceding commissions on reinsurance ceded, increased somewhat to $27.9 million during 2001 compared to 2000. During 2001, our insurance companies charged higher policy issuance fees on certain lines of business which are recorded as a reduction in acquisition costs. This reduction in costs is offset by the increase in policy acquisition costs resulting from higher earned premium and part of the charge from lines of business we decided to cease writing.

     The net loss of our insurance companies was $2.9 million in 2001 compared to net income of $24.2 million for 2000. The 2001 results include after tax losses from the September 11 terrorist attack of $22.8 million and the charge for lines of business we decided to cease writing of $29.4 million.

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

  INTERMEDIARIES

     Commission income was $43.4 million for 2001 compared to $49.9 million in 2000. Commission income decreased due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries decreased to $8.7 million for 2001 compared to $11.2 million in 2000. The decrease in net earnings was partly caused by our acquisition of The Schanen Consulting Group, LLC which was not subject to income taxes during 2000 prior to our ownership, but reflected in our historical results due to pooling-of-interest accounting, and less commission income as a result of the mix of business, which had a lower gross margin during the current year

  OTHER OPERATIONS

     The decrease in other operating revenue to $17.4 million for 2001 from $25.5 million in 2000 results principally from the disposition or closure of certain non-core operations. During 2001, we recorded gains of $8.2 million from the sale of other operating investments compared to $5.7 million for 2000. The increase in gains was somewhat offset by loss of revenue included in the 2000 period related to operations that have since been closed or disposed of. Net earnings of other operations were $7.1 million in 2001 up from $6.0 million in 2000 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments, or dispositions of such investments, in any given period.

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

     We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $305.4 million, or 34% during 2002, and totaled $1.2 billion as of December 31, 2002, of which $347.5 million was cash and short-term investments. The increase in investments resulted primarily from operating cash flows and the $50.0 million in capital contributions we made to our insurance companies in 2002. Total assets increased to $3.7 billion as of December 31, 2002.

     Our investment portfolio includes a high percentage of liquid investments and generates a significant amount of investment income, which serves as a source of cash flow. The average tax equivalent yield on investments was 4.6% in 2002, compared to 5.6% in 2001. The weighted average maturity of our fixed income securities is 4.2 years and weighted average duration of the portfolio was 3.5 years, both as of December 31, 2002. Over 96% of our fixed income securities were rated A or better by Standard & Poor's Corporation. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

     On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

     In a public offering on August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due in 2021. Each $1 thousand principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. On September 1, 2002, the first repurchase date of the notes, $49 thousand of the notes were tendered to us and we repurchased them with cash. We used the proceeds from this offering to repay our remaining indebtedness under our bank facility, assist in financing recent acquisitions, make a $60.0 million capital contribution to our insurance companies and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. We can borrow up to the maximum amount allowed by the facility on a revolving basis until the facility expires on December 17, 2004. The facility is collateralized in part by the pledge of our insurance companies' stock and guarantees entered into by our underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. As of December 31, 2002, there was an outstanding balance of $53.0 million on this facility bearing interest at an average rate of 3.2%.

     On December 31, 2001 we filed Form S-3 with the United States Securities and Exchange Commission, which provides a shelf registration for an aggregate of $750.0 million of our securities available to be issued. These securities may be debt securities, equity securities or a combination thereof.

     On March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% Convertible Notes due in 2023 in a public offering. Each $1 thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We plan to use the proceeds from this offering to pay down existing indebtedness under our bank facility, assist in financing future acquisitions and strategic investments and for general corporate purposes.

     At December 31, 2002, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $26.8 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $33.5 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.25% at December 31, 2002) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2002, letters of credit totaling $12.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $15.2 million collateralizing the lines.

     The following is a summary of our contractual cash payment obligations as of December 31, 2002 (in thousands):

                                                           PAYMENTS BY DUE DATE
                                               --------------------------------------------
                                     TOTAL      2003     2004-2005   2006-2007   THEREAFTER
                                    --------   -------   ---------   ---------   ----------
Convertible notes.................  $172,451   $    --    $    --     $   --      $172,451
Bank facility.....................    53,000        --     53,000         --            --
Other notes payable...............     4,576     2,610        404        404         1,158
Operating leases..................    29,991     8,687     13,150      6,832         1,322
                                    --------   -------    -------     ------      --------
  Total obligations...............  $260,018   $11,297    $66,554     $7,236      $174,931
                                    ========   =======    =======     ======      ========

     See preceding paragraphs and Notes (6) and (10) in Notes to the Consolidated Financial Statements for additional information concerning these obligations. The convertible notes have various put dates as discussed above.

     The following is a summary of our various commitments (in thousands) as of December 31, 2002, all of which expire during 2004 or 2005:

Outgoing letters of credit..................................  $12,140
Mortgage guarantee..........................................   11,140
                                                              -------
  Total commitments.........................................  $23,280
                                                              =======

     We have sold businesses in the past. In connection with these sales, we have provided indemnifications to the buyers, which we believe are typical for transactions of this nature, based upon the type of business sold. Certain of these indemnifications have no limit. It is not possible to estimate the maximum potential amount under these indemnifications as our performance under the indemnifications and our ultimate liability are based upon the occurrence of future events which may or may not occur. We currently have a liability in the amount of $6.2 million recorded for performance under one such indemnification. This indemnification was given by a company we acquired, prior to its acquisition, in connection with a sale of one of its subsidiaries.

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

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of their statutory policyholders' surplus as of the prior year end. During 2003, Houston Casualty Company's ordinary dividend capacity will be approximately $40.0 million and U.S. Specialty Insurance Company's ordinary dividend capacity will be approximately $11.0 million.

     Avemco Insurance Company is limited by the State of Maryland in the amount of dividends which it may pay in any twelve-month period, without prior regulatory approval, to the lesser of its statutory net investment income excluding realized capital gains for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. During 2003, Avemco Insurance Company's ordinary dividend capacity will be zero as a result of a special approved dividend paid in 2002.

     HCC Life Insurance Company is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of its statutory net gain from operations for the prior calendar year or 10% of its policyholders' surplus as of the prior year end. Dividends may only be paid out of statutory unassigned surplus funds. During 2003, HCC Life Insurance Company's ordinary dividend capacity will be approximately $6.0 million.

     We have a reserve of $7.1 million as of December 31, 2002 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of December 31, 2002, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $5.8 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $10.7 million of incurred losses and loss expenses and other balances due under the subject agreements.

     Regulatory guidelines suggest that a property and casualty insurer's annual statutory gross written premium should not exceed 900% of its statutory policyholders' surplus and net written premium should not exceed 300% of its statutory policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios generally lower than such guidelines. For the year ended December 31, 2002, our statutory gross written premium to policyholders' surplus was 222.1%. For the year ended December 31, 2002, our statutory net written premium to policyholders' surplus was 104.1%. As of December 31, 2002, each of our domestic insurance companies' total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

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

     A portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments.

     Inflation can also affect interest rates. Any significant increase in interest rates could have a material adverse effect on the market value of our investments. In addition, the interest rate payable under our $200.0 million bank loan fluctuates with that of the market. Any significant increase in interest rates could have a material adverse effect on our earnings, depending on the amount borrowed on our bank facility.

FOREIGN EXCHANGE RATE FLUCTUATIONS

     We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is with respect to fluctuations in the exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. For the year ended December 31, 2002, our gain from currency conversion was $1.2 million compared to a gain of $0.3 million in 2001 and a loss of $0.3 million in 2000.

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Rattner Mackenzie Limited has revenue streams in U.S. dollars and Canadian dollars but incurs expenses in British pound sterling. To mitigate the foreign exchange risk, from time to time we have entered into foreign currency forward contracts expiring at staggered times. As of December 31, 2002, we had no foreign currency forward contracts outstanding. The foreign currency forward contracts are used to convert currency at a known rate in an amount which either approximates or is less than monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We utilize these foreign currency forward contracts strictly as a cash flow hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

CRITICAL ACCOUNTING POLICIES

     The preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions when applying our accounting policies. Those of our accounting policies that we consider to be most significant and the estimates and assumptions we make in the application of those accounting policies are discussed below.

 EARNED PREMIUM, POLICY ACQUISITION COSTS AND CEDING COMMISSIONS

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

 LOSS AND LOSS ADJUSTMENT EXPENSE

     Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses less a reduction for reinsurance recoverable related to those reserves. Reserves are recorded on an undiscounted basis, except for reserves acquired in transactions recorded using the purchase method of accounting. The reserves for reported losses related to our direct business and certain reinsurance assumed are initially set by our claims personnel or independent claims adjusters hired by us and subject to our review with a goal of setting the reserves at the ultimate expected loss amount as soon as possible as information becomes available. Reserves for reported losses with respect to other reinsurance assumed are recorded based upon information supplied to us by the ceding company. Our claims personnel monitor these reinsurance assumed reserves on a current basis and audit ceding companies' claims to ascertain that claims are being recorded currently and that net reserves are being set at levels that properly reflect the liability related to the claims. Our actuaries, in conjunction with our claims personnel, determine the amount of our incurred but not reported reserves as well as review the reported claim reserves for positive or adverse development. Reserves are estimates and changed conditions can cause changes in the estimates. However, we believe that our review process is effective such that any required changes are recognized in the period of change as soon as the need for the change is evident. Reinsurance recoverables offset our gross reserves based upon the contractual terms of our reinsurance agreements.

     Losses in our group life and accident and health, aviation, London market accounts and other specialty lines of business are recorded and paid relatively quickly. There is not a significant amount of long-tailed liability exposure in these lines of business. Therefore, reserves can be determined and recorded with a higher degree of accuracy and significant development should not be expected with respect to losses in these lines of business. There is some reinsurance assumed in these lines of business, but, as discussed above, we monitor the assumed reported losses closely. Losses related to our global financial products line of business are reported relatively quickly but can develop over time as, especially with respect to directors and officers liability business where we write excess of loss risks, reported losses which are adjusted by the primary underwriter on the risk may not initially appear to be serious but can develop and affect our excess layer over time. We believe that we have adequately reserved for this eventuality. Our discontinued line of business contains both direct business and assumed business. Some of the losses in this line are administered by others, subject to our review. It is possible that there can be development in the loss reserves in this line of business as the business is in run off and some of it is subject to late reporting by those administering the claims. We monitor these reserves carefully on a current basis and believe that they are properly set based upon the information we have at this time.

     We have insignificant exposure to asbestos and environment policy liabilities as we did not begin business until 1981 and the type of business we wrote contained pollution exclusions or was not of the type that subjected us to those types of risks.

     The table below shows our recorded reserves as of December 31, 2002 (in thousands) by line of business compared to the high and low ends of the reserve range as determined by our reserving actuaries. Based upon our historical reserving techniques and the fact that our net reserves have historically shown positive development, we believe that there will not be any negative development in our consolidated reserves:

                                                  RECORDED     LOW END OF        HIGH END OF
                                                  RESERVES   ACTUARIAL RANGE   ACTUARIAL RANGE
                                                  --------   ---------------   ---------------
LINES OF BUSINESS
  Group life, accident and health...............  $ 95,130      $ 81,940          $ 98,411
  Aviation......................................    72,345        63,451            76,110
  London market accounts........................    91,824        77,441            95,993
  Global financial products.....................    22,035        19,057            24,081
  Other specialty lines.........................    15,584        14,031            16,751
                                                  --------      --------          --------
                                                   296,918       255,920           311,346
  Discontinued lines............................   160,400       152,006           193,135
                                                  --------      --------          --------
     Total net reserves.........................  $457,318      $407,926          $504,481
                                                  ========      ========          ========

 REINSURANCE RECOVERABLES

     We constantly review the collectibility of the reinsurance recoverables of our insurance companies and record a reserve for potentially uncollectible reinsurance. Our estimates utilized to calculate the reserve are evaluated on a current basis but are subject to change and this could affect the level of the reserve required. We believe, based upon periodic detail reviews of our disputed and aged recoverables, that we have sufficiently provided for potential losses that are currently evident. See also Item 3, Legal Proceedings and the Reinsurance Ceded section contained in Item 1, Business.

 MANAGEMENT FEES AND COMMISSION INCOME

     When there is no significant future servicing obligation, management fees and commission income from our underwriting agencies and intermediaries, respectively, are recognized on the revenue recognition date, which is the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. Profit commissions based upon the profitability of business written are recorded as revenue at the end of each accounting period based upon the respective formula calculation. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We also record an allowance for estimated return commissions which may be required to be paid upon the early termination of policies. These policies are consistent with policies that have become generally accepted accounting principles for insurance agents and brokers and with the Securities and Exchange Commission's Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements."

 DEFERRED TAXES

     We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that we will be able to realize the benefit of our deferred tax assets, with the exception of the benefit of certain pre-acquisition tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions which could result in a change in the valuation allowance required.

  VALUATION OF GOODWILL

     We assess the impairment of goodwill annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach as set forth in FASB Concepts Statement No. 7. This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based upon historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based upon our last impairment test, the fair value of each of our reporting units exceeded its carrying amount by a substantial margin.

  OTHER THAN TEMPORARY IMPAIRMENTS ON INVESTMENTS

     Declines in the market value of invested assets below cost are evaluated for other than temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed maturity investments with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary. Our policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters or less, due to market conditions or industry-related events. As of December 31, 2002, we had gross unrealized losses on fixed income and marketable equity securities of $1.5 million (.2% of aggregate market value) compared to $1.7 million (.3% of aggregate market value) as of December 31, 2001.

EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

     Statement of Financial Accounting Standards ("SFAS") No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July, 2002 and will become effective for us on January 1, 2003. SFAS No. 146 will spread out the reporting of expenses related to restructurings and is a change to existing guidance. The commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value and the liability will be subsequently adjusted for changes in estimated cash flow. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position, results of operations or cash flows.

     Financial Accounting Standards Board Interpretation ("FIN") No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . . ." was issued on November 25, 2002. The provision for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and disclosure requirements were effective for periods ending after December 15, 2002. We have complied with the disclosure requirements in these financial statements and do not believe that the recognition and measurement provisions will have a material effect on our financial position, results of operations or cash flows.

     FIN No. 46 entitled "Consolidation of Variable Interest Entities", which is an interpretation of Accounting Research Bulletin No. 51 entitled "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN No. 46 requires consolidation of a qualifying variable interest entity when a party has a controlling financial interest regardless of whether or not the party has a majority voting interest. FIN No. 46 is immediately effective for qualifying variable interest entities created after January 31, 2003 and applicable to such entities created prior to February 1, 2003 by the end of our third fiscal quarter in 2003. We are currently studying FIN No. 46 for applicability to us. At the present time we believe FIN No. 46 will only be applicable to one entity in which we have an investment. We invested in a partnership, which owns a building which is rented to unaffiliated parties, as a long term investment. The partnership is not material to our financial position, results of operations or cash flows. We have a maximum exposure to loss of $14.1 million with respect to this entity as a result of our investment and our guarantee of the partnership's debt.

     Emerging Issues Task Force ("EITF") Issue No. 00-21 entitled "Revenue Arrangements with Multiple Deliverables" is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively can be applied retroactively. EITF Issue No. 00-21 addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We do not believe that this EITF Issue No. 00-21 will have a material effect on our financial position, results of operations or cash flows as the issues in EITF Issue No. 00-21 have been previously addressed when we adopted Securities and Exchange Commissions' Staff Accounting Bulletin 101.

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

     Caution should be used in evaluating overall market risk utilizing the information below. Actual results could differ materially from estimates below for a variety of reasons, including, among other things:

     - amounts and balances on which the estimates are based are likely to change over time;

     - assumptions used in the models may prove to be inaccurate;

     - market changes could be different from market changes assumed below; and

     - not all factors and balances are taken into account.

 INTEREST RATE RISK

     The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of our fixed income securities as of December 31, 2002 was $841.5 million and was $525.4 million as of December 31, 2001. If market interest rates were to change 1%, (e.g. from 5% to 6%) the fair value of our fixed income securities would change approximately $29.5 million as of December 31, 2002. This compares to change in value of $21.0 million as of December 31, 2001 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

     Our $200.0 million bank loan is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. As of December 31, 2002, we had $53.0 million in debt outstanding under the bank loan. At that debt level, the 1% change in market interest rates would have changed interest expense by $0.5 million. As of December 31, 2001, there was no balance outstanding under our bank loan and our 2% convertible notes are not subject to interest rate changes.

 EQUITY RISK

     Our portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of our marketable equity securities (including the amounts, if any, of insurance related equity securities designated as trading securities and included in other assets) as of December 31, 2002 was $25.7 million, compared to $16.6 million as of December 31, 2001. The balance at December 31, 2002 includes mutual fund securities with a value of $10.5 million. These mutual funds are invested heavily in fixed income securities but represent marketable equity securities for reporting purposes. If the market price of all marketable equity securities were to change by 10% as of these dates, the fair value of our portfolio of marketable equity securities would have changed $2.6 million as of December 31, 2002 and $1.7 million as of December 31, 2001.

 FOREIGN EXCHANGE RISK

     The table below shows the net amounts of significant foreign currency balances at December 31, 2002 and 2001 converted to U.S. dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times (in thousands):

                                                     2002                          2001
                                          ---------------------------   ---------------------------
                                                        HYPOTHETICAL                  HYPOTHETICAL
                                          U.S. DOLLAR    10% CHANGE     U.S. DOLLAR    10% CHANGE
                                          EQUIVALENT    IN FAIR VALUE   EQUIVALENT    IN FAIR VALUE
                                          -----------   -------------   -----------   -------------
British Pound Sterling..................    $7,617          $762          $2,366          $237
Euro....................................     3,518           352             313            31
Canadian Dollar.........................     1,815           182           1,651           165

     See Foreign Exchange Rate Fluctuations section contained in Item 7, Management's Discussion and Analysis, and Notes (1) and (9) in the Notes to Consolidated Financial Statements for additional information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                        NUMBER OF SECURITIES
                                                                                       REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES    WEIGHTED AVERAGE      FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON      EXERCISE PRICE OF      EQUITY COMPENSATION
                                              EXERCISE OF            OUTSTANDING          PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,    OPTIONS, WARRANTS    SECURITIES REFLECTED IN
PLAN CATEGORY                             WARRANTS AND RIGHTS        AND RIGHTS              COLUMN (A))
-------------                             --------------------   -------------------   -----------------------
                                                  (A)                    (B)                     (C)
Equity compensation plans approved by
  security holders......................      6.3 million              $21.03                0.9 million
Equity compensation plans not approved
  by security holders(1)(2).............      0.1 million               16.40                         --
                                              -----------              ------                -----------
     TOTAL..............................      6.4 million              $20.99                0.9 million
                                              ===========              ======                ===========

---------------

(1) On December 16, 1999 the Board of Directors of the Company approved the issuance of an aggregate of 35,000 stock options to the then serving members of the Board of Directors. Such options were exercisable upon issuance and were granted on January 5, 2000 at a per share exercise price of $12.0625 (the closing price of HCC's common stock on the NYSE on January 5, 2000) and expire on January 5, 2005.

(2) On March 27, 2001, the Compensation Committee of the Board of Directors approved the issuance of 20,000 options to James C. Flagg, a member of the Board of Directors. Such options vest over a period of three years and have an exercise price of $24.00 (the closing price of HCC's Common Stock on the NYSE on March 29, 2001). The options expire March 29, 2007.

     For additional information regarding Security Ownership of Certain Beneficial Owners and Management, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, and which is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     (a)  Evaluation of disclosure controls and procedures.

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

     (b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

     (b)  Financial Statement Schedules

     The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

     (c)  Reports on Form 8-K

     On November 8, 2002, we reported on Form 8-K our announcement of operating results for the third quarter of 2002.

     On December 13, 2002, we reported on Form 8-K the text material used for an investors' conference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HCC INSURANCE HOLDINGS, INC.
                                                (Registrant)

Dated: March 27, 2003                                                     By: /s/ STEPHEN L. WAY
------------------------                                     ----------------------------------------------------
                                                                             (Stephen L. Way)
                                                                        Chairman of the Board and
                                                                         Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----

                /s/ STEPHEN L. WAY                        Chairman of the Board of        March 27, 2003
 ------------------------------------------------    Directors, Chief Executive Officer   --------------
                 (Stephen L. Way)                    and President (Principal Executive
                                                                  Officer)


              /s/ FRANK J. BRAMANTI*                              Director                March 27, 2003
 ------------------------------------------------                                         --------------
               (Frank J. Bramanti)


             /s/ PATRICK B. COLLINS*                              Director                March 27, 2003
 ------------------------------------------------                                         --------------
               (Patrick B. Collins)


               /s/ JAMES R. CRANE*                                Director                March 27, 2003
 ------------------------------------------------                                         --------------
                 (James R. Crane)


             /s/ J. ROBERT DICKERSON*                             Director                March 27, 2003
 ------------------------------------------------                                         --------------
              (J. Robert Dickerson)


             /s/ EDWARD H. ELLIS, JR.                Director, Executive Vice President   March 27, 2003
 ------------------------------------------------    and Chief Financial Officer (Chief   --------------
              (Edward H. Ellis, Jr.)                        Accounting Officer)


            /s/ JAMES C. FLAGG, PH.D.*                            Director                March 27, 2003
 ------------------------------------------------                                         --------------
             (James C. Flagg, Ph.D.)


             /s/ EDWIN H. FRANK, III*                             Director                March 27, 2003
 ------------------------------------------------                                         --------------
              (Edwin H. Frank, III)


             /s/ ALLAN W. FULKERSON*                              Director                March 27, 2003
 ------------------------------------------------                                         --------------
               (Allan W. Fulkerson)


               /s/ WALTER J. LACK*                                Director                March 27, 2003
 ------------------------------------------------                                         --------------
                 (Walter J. Lack)

                       NAME                                        TITLE                       DATE
                       ----                                        -----                       ----


            /s/ MICHAEL A. F. ROBERTS*                            Director                March 27, 2003
 ------------------------------------------------                                         --------------
             (Michael A. F. Roberts)


 *By:               /s/ STEPHEN L. WAY                                                    March 27, 2003
        -----------------------------------------                                         --------------
                      Stephen L. Way
                     Attorney-in-fact

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

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2000 the Company changed its method of revenue recognition for certain contracts as prescribed by the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements". Additionally, as discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142 entitled "Goodwill and Other Intangible Assets".

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2003

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                       ASSETS
Investments:
  Fixed income securities, at market (cost:
     2002 -- $807,772; 2001 -- $513,674)....................  $  841,548   $  525,428
  Marketable equity securities, at market (cost:
     2002 -- $15,815; 2001 -- $16,431)......................      15,609       16,569
  Short-term investments, at cost, which approximates
     market.................................................     307,215      338,904
  Other investments, at estimated fair value (cost:
     2002 -- $3,264; 2001 -- $4,400)........................       3,264        4,758
                                                              ----------   ----------
       Total investments....................................   1,167,636      885,659
Cash........................................................      40,306       16,891
Restricted cash and cash investments........................     189,396      138,545
Premium, claims and other receivables.......................     753,527      665,965
Reinsurance recoverables....................................     798,934      899,128
Ceded unearned premium......................................     164,224       71,140
Ceded life and annuity benefits.............................      78,951       83,013
Deferred policy acquisition costs...........................      68,846       32,071
Goodwill....................................................     335,288      315,318
Other assets................................................     107,043      111,390
                                                              ----------   ----------
       Total assets.........................................  $3,704,151   $3,219,120
                                                              ==========   ==========
                                     LIABILITIES
Loss and loss adjustment expense payable....................  $1,155,290   $1,130,748
Life and annuity policy benefits............................      78,951       83,013
Reinsurance balances payable................................     166,659       88,637
Unearned premium............................................     331,050      179,530
Deferred ceding commissions.................................      49,963       16,681
Premium and claims payable..................................     749,523      717,159
Notes payable...............................................     230,027      181,928
Accounts payable and accrued liabilities....................      59,781       57,971
                                                              ----------   ----------
       Total liabilities....................................   2,821,244    2,455,667
Shareholders' Equity
  Common stock, $1.00 par value; 250.0 million shares
     authorized; (shares issued and outstanding:
     2002 -- 62,358; 2001 -- 61,438)........................      62,358       61,438
  Additional paid-in capital................................     416,406      402,089
  Retained earnings.........................................     383,378      293,426
  Accumulated other comprehensive income....................      20,765        6,500
                                                              ----------   ----------
       Total shareholders' equity...........................     882,907      763,453
                                                              ----------   ----------
       Total liabilities and shareholders' equity...........  $3,704,151   $3,219,120
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
REVENUE
Net earned premium..........................................  $505,521    $342,787    $267,647
Management fees.............................................    77,082      61,795      96,058
Commission income...........................................    41,572      43,412      49,886
Net investment income.......................................    37,769      39,638      39,836
Net realized investment gain (loss).........................       453         393      (5,321)
Other operating income......................................     6,985      17,436      25,497
                                                              --------    --------    --------
     Total revenue..........................................   669,382     505,461     473,603
EXPENSE
Loss and loss adjustment expense, net.......................   306,491     267,390     198,470
Operating expense:
  Policy acquisition costs, net.............................    63,274      27,923      23,743
  Compensation expense......................................    80,495      69,762      83,086
  Other operating expense...................................    47,642      71,119      53,274
                                                              --------    --------    --------
     Total operating expense................................   191,411     168,804     160,103
Interest expense............................................     8,301       8,884      20,347
                                                              --------    --------    --------
     Total expense..........................................   506,203     445,078     378,920
                                                              --------    --------    --------
     Earnings before income tax provision...................   163,179      60,383      94,683
Income tax provision........................................    57,351      30,186      37,202
                                                              --------    --------    --------
     Earnings before cumulative effect of accounting
       change...............................................   105,828      30,197      57,481
     Cumulative effect of accounting change, net of deferred
       tax effect of $1,335.................................        --          --      (2,013)
                                                              --------    --------    --------
     NET EARNINGS...........................................  $105,828    $ 30,197    $ 55,468
                                                              ========    ========    ========
BASIC EARNINGS PER SHARE DATA:
     Earnings before accounting change......................  $   1.70    $   0.52    $   1.13
     Cumulative effect of accounting change.................        --          --       (0.04)
                                                              --------    --------    --------
     Net earnings...........................................  $   1.70    $   0.52    $   1.09
                                                              ========    ========    ========
     Weighted average shares outstanding....................    62,225      58,321      50,742
                                                              ========    ========    ========
DILUTED EARNINGS PER SHARE DATA:
     Earnings before accounting change......................  $   1.68    $   0.51    $   1.11
     Cumulative effect of accounting change.................        --          --       (0.04)
                                                              --------    --------    --------
     Net earnings...........................................  $   1.68    $   0.51    $   1.07
                                                              ========    ========    ========
     Weighted average shares outstanding....................    62,936      59,619      51,619
                                                              ========    ========    ========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2002        2001        2000
                                                              ----------   ---------   ---------
Net earnings................................................   $105,828     $30,197     $55,468
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................         50        (279)       (172)
  Gains (losses) in fair value of foreign currency forward
     contracts recorded as a cash flow hedge, net of income
     tax charge (benefit) of $(13) in 2002 and $13 in
     2001...................................................        (24)         24          --
  Investment gains (losses):
     Investment gains during the year, net of income tax
       charge of $8,040 in 2002, $1,137 in 2001, and $2,386
       in 2000..............................................     14,533       2,297       4,118
     Less reclassification adjustment for (gains) losses
       included in net earnings, net of income tax (charge)
       benefit of $(159) in 2002, $(138) in 2001, and $1,862
       in 2000..............................................       (294)       (255)      3,459
                                                               --------     -------     -------
  Other comprehensive income................................     14,265       1,787       7,405
                                                               --------     -------     -------
     COMPREHENSIVE INCOME...................................   $120,093     $31,984     $62,873
                                                               ========     =======     =======

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          ACCUMULATED
                                                 ADDITIONAL                  OTHER           TOTAL
                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                        STOCK     CAPITAL     EARNINGS   INCOME (LOSS)      EQUITY
                                       -------   ----------   --------   -------------   -------------
BALANCE AS OF DECEMBER 31, 1999......  $49,836    $175,363    $235,932      $(2,692)       $458,439
Net earnings.........................       --          --      55,468           --          55,468
Other comprehensive income...........       --          --          --        7,405           7,405
1,267 shares of common stock issued
  for exercise of options, including
  tax benefit of $3,627..............    1,266      19,596          --           --          20,862
Issuance of 145 shares of
  contractually issuable common
  stock..............................      145        (145)         --           --              --
Issuance of 95 shares of contingently
  issuable common stock..............       95       1,145          --           --           1,240
Contractual grant of pooled company
  common stock by a shareholder prior
  to acquisition.....................       --       1,040          --           --           1,040
Dividends to shareholders of pooled
  company prior to acquisition.......       --          --      (2,593)          --          (2,593)
Cash dividends declared, $0.22 per
  share..............................       --          --     (10,931)          --         (10,931)
                                       -------    --------    --------      -------        --------
BALANCE AS OF DECEMBER 31, 2000......   51,342     196,999     277,876        4,713         530,930
Net earnings.........................       --          --      30,197           --          30,197
Other comprehensive income...........       --          --          --        1,787           1,787
6,900 shares of common stock issued
  in public offering, net of costs...    6,900     145,505          --           --         152,405
2,715 shares of common stock issued
  upon exercise of options including
  income tax benefit of $12,312......    2,715      50,023          --           --          52,738
300 shares of common stock issued for
  purchased companies................      300       8,031          --           --           8,331
Issuance of 114 shares of
  contractually issuable common
  stock..............................      114        (114)         --           --              --
Issuance of 67 shares of contingently
  issuable common stock..............       67       1,645          --           --           1,712
Cash dividends declared, $0.245 per
  share..............................       --          --     (14,647)          --         (14,647)
                                       -------    --------    --------      -------        --------
BALANCE AS OF DECEMBER 31, 2001......   61,438     402,089     293,426        6,500         763,453
Net earnings.........................       --          --     105,828           --         105,828
Other comprehensive income...........       --          --          --       14,265          14,265
817 shares of common stock issued for
  exercise of options, including tax
  benefit of $4,030..................      817      14,420          --           --          15,237
Issuance of 103 shares of
  contractually issuable common
  stock..............................      103        (103)         --           --              --
Cash dividends declared, $0.255 per
  share..............................       --          --     (15,876)          --         (15,876)
                                       -------    --------    --------      -------        --------
BALANCE AS OF DECEMBER 31, 2002......  $62,358    $416,406    $383,378      $20,765        $882,907
                                       =======    ========    ========      =======        ========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net earnings............................................  $ 105,828   $  30,197   $  55,468
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Change in premium, claims and other receivables......    (41,330)    (33,976)     30,501
     Change in reinsurance recoverables...................    103,870    (191,552)    (52,007)
     Change in ceded unearned premium.....................    (88,940)     28,254      19,188
     Change in loss and loss adjustment expense payable...    (57,747)    262,056      72,311
     Change in reinsurance balances payable...............     70,672     (29,837)     17,052
     Change in unearned premium...........................    122,811      (1,676)      2,689
     Change in premium and claims payable, net of
       restricted cash....................................    (57,317)     22,530     (20,727)
     Gains on dispositions of other operating
       investments........................................         --      (8,171)     (5,739)
     Depreciation, amortization and impairments...........     10,808      34,926      19,908
     Other, net...........................................      6,467      (7,011)       (820)
                                                            ---------   ---------   ---------
       Cash provided by operating activities..............    175,122     105,740     137,824
Cash flows from investing activities:
  Sales of fixed income securities........................    217,370     140,763     137,175
  Maturity or call of fixed income securities.............     53,918      45,754      34,341
  Sales of equity securities..............................      3,958       5,408       7,969
  Dispositions of other operating investments.............         --      19,965      27,803
  Change in short-term investments........................     84,799     (43,986)    (69,400)
  Cash paid for companies acquired, net of cash
     received.............................................    (39,227)    (95,952)     (8,909)
  Cost of investments acquired............................   (505,099)   (292,926)   (244,586)
  Purchases of property and equipment and other...........     (5,782)    (12,283)     (9,535)
                                                            ---------   ---------   ---------
       Cash used by investing activities..................   (190,063)   (233,257)   (125,142)
Cash flows from financing activities:
  Proceeds from notes payable, net of costs...............     76,000     174,058      26,700
  Sale of common stock, net of costs......................     11,207     192,831      17,235
  Payments on notes payable...............................    (31,969)   (222,116)    (57,042)
  Dividends paid and other, net...........................    (16,882)    (14,356)    (12,409)
                                                            ---------   ---------   ---------
       Cash provided (used) by financing activities.......     38,356     130,417     (25,516)
                                                            ---------   ---------   ---------
       Net change in cash.................................     23,415       2,900     (12,834)
       Cash as of beginning of year.......................     16,891      13,991      26,825
                                                            ---------   ---------   ---------
       Cash as of end of year.............................  $  40,306   $  16,891   $  13,991
                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     HCC Insurance Holdings, Inc. and its subsidiaries ("we" or "our"), include domestic and foreign property and casualty and life insurance companies, underwriting agencies and intermediaries. Through our subsidiaries, we provide specialized property and casualty and life and health insurance to commercial customers in the areas of group life, accident and health, aviation, our London market account (which includes energy, marine, property and some accident and health), global financial products (which includes directors and officers liability, errors and omissions, employment practices liability and surety) and other specialty lines of insurance. Our principal insurance companies are Houston Casualty Company in Houston, Texas, and London, England; HCC Life Insurance Company in Houston, Texas; U.S. Specialty Insurance Company in Houston, Texas; Avemco Insurance Company in Frederick, Maryland; and HCC Europe in Madrid, Spain. Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies, in specialized lines of business within the life, accident and health and property and casualty insurance sectors. Our principal agencies are HCC Benefits Corporation in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas; ASU International, LLC in Woburn, Massachusetts, and London, England; HCC Global Financial Products, LLC in Farmington, Connecticut, Barcelona, Spain and London, England; Dickson Manchester & Company Limited in London, England; and Professional Indemnity Agency, Inc. in Mount Kisco, New York. Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our agencies, respectively, with certain of our insurance companies. Our intermediaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal intermediaries are HCC Risk Management Corporation in Houston, Texas; HCC Employee Benefits, Inc. in Houston, Texas and Atlanta, Georgia; and Rattner Mackenzie Limited in London, England. During 2001, we sold the last of our service operations. Our service companies performed various insurance related services for insurance companies.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the asset-backed and mortgage-backed securities portion of the fixed income portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities held by us as of December 31, 2002 that would be subject to these tests and potential write down is $9.4 million.

     The realized gain or loss on investment transactions is determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

  Property and Equipment

     Property and equipment are carried at cost, net of accumulated depreciation and included in other assets on our consolidated balance sheets. Depreciation expense is provided using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is provided using the straight-line method over the shorter of the estimated useful life or the term of the respective lease. Costs incurred in developing or purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the dates the systems are placed in service. Upon disposal of assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings. Estimated useful lines of major classes of our property and equipment are as follows: buildings and improvements 30-45 years; furniture, fixtures and equipment 3-20 years; management information systems 3-10 years. Depreciation of property and equipment was approximately $7.5 million, $7.0 million and $6.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     We review the carrying value of all long-lived assets, including property and equipment and intangible assets subject to amortization, if the facts and circumstances suggest they may be impaired. If this review indicates that the carrying value will not be recoverable, as determined based on projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value, which is then depreciated or amortized over the remaining useful life, as indicated during the review.

  Earned Premium, Policy Acquisition Costs and Ceding Commissions

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     Effective January 1, 2000, we changed certain of our revenue recognition methods for our agencies and intermediaries to agree with guidance contained in Securities and Exchange Commission's Staff Accounting Bulletin No. 101 entitled "Revenue Recognition in Financial Statements". Previously, our agencies and intermediaries recognized revenue in conformity with principles that historically had been considered generally accepted accounting principles for insurance agents and brokers. We had recognized return commissions when the event occurred that caused the return and accrued a liability for future servicing costs, when significant, instead of deferring revenue. The after-tax cumulative non-cash charge resulting from the adoption of Staff Accounting Bulletin No. 101 was $2.0 million.

  Other Operating Income

     Historically, we have had two primary sources of other operating income, which is included in our other operations segment. The first source is a variety of insurance related services, principally claims adjusting services. This source is not expected to be significant in future years as our last remaining service subsidiary was sold in September, 2001. These revenues were recorded when the service was performed. The second source is income from and gains or losses from the disposition of investments made in this segment. These investments principally consist of positions in insurance related businesses which are synergistic to our business. Income from these investments is recognized as earned or utilizing the equity basis of accounting if the investment qualifies and the gains or losses from the sale of investments are recognized upon consummation of a sale transaction. More recently there has also been a small portfolio of marketable equity securities that have been designated trading securities and included in other assets on our consolidated balance sheets. Realized gains and losses, unrealized gains and losses and dividend income on these trading securities are all included in other operating income.

  Premium and Other Receivables

     We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts which are doubtful of collection. The amount of the allowance as of December 31, 2002 and 2001 was $2.3 million and $2.8 million, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

  Loss and Loss Adjustment Expense Payable

     Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses and anticipated receipts from salvage and subrogation. Reserves are recorded on an undiscounted basis, except for reserves acquired in transactions recorded using the purchase method of accounting. The discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry's experience. While we believe that amounts included in our financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in the period of the change.

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

  Goodwill and Intangible Assets

     In connection with our acquisition of subsidiaries prior to July 1, 2001, accounted for as purchases, the excess of cost over fair value of net assets acquired was being amortized using the straight-line method over periods from twenty to forty years. This amortization was discontinued effective December 31, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets." Goodwill resulting from acquisitions completed on or after July 1, 2001 was also not being amortized in accordance with SFAS No. 142. See Note (2) for the effects of these changes. Other identified intangible assets are amortized over their respective useful lives.

     Prior to our adoption of SFAS No. 142, our accounting policy regarding the assessment of the recoverability of the carrying value of goodwill was to review the carrying value of the assets if the facts and circumstances suggested that it might be impaired. If this review indicated that the carrying value would not be recoverable, as determined based on projected undiscounted future cash flows, the carrying value was reduced to its estimated fair value.

     With our adoption of SFAS No. 142, beginning January 1, 2002, we assess the impairment of goodwill annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach as set forth in FASB Concepts Statement No. 7. This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based upon historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based upon our last impairment test, the fair value of each of our reporting units exceeded its carrying amount by a substantial margin.

  Cash and Short-term Investments

     Cash consists of cash in banks, generally in operating accounts. We classify certificates of deposit, corporate demand notes receivable, commercial paper and money market funds as short-term investments. Short-term investments are classified as investments in our consolidated balance sheets as they relate principally to our investment activities.

     As of December 31, 2002 and 2001 we included $175.7 million and $189.2 million, respectively, of certain fiduciary funds in short-term investments. These are funds held by underwriting agencies or intermediaries for the benefit of insurance or reinsurance clients. We earn the interest on these funds.

     We generally maintain our cash deposits in major banks and invest our short-term investments in institutional money-market funds and in investment grade commercial paper and repurchase agreements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  Foreign Currency

     The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. For the years ended December 31, 2002, 2001 and 2000, the gain (loss) from currency conversion was $1.2 million, $0.3 million and $(0.3) million, respectively.

     A foreign branch of one subsidiary has a functional currency of Canadian dollars. Recent acquisitions have added subsidiaries with functional currencies of the Euro and British pound sterling. The cumulative translation adjustment, representing the effect of translating these subsidiaries' assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

     We periodically enter into foreign exchange forward contracts as a hedge against future cash flows payable in foreign currencies. To the extent the foreign exchange forward contracts qualify for cash flow hedge accounting treatment, the gain or loss due to changes in fair value is not recognized in our statement of earnings until realized, at which time the gain or loss is recognized along with the offsetting loss or gain on the hedged item. To the extent the foreign currency forward contracts do not qualify for cash flow hedge accounting treatment, the gain or loss due to changes in fair value is recognized in our consolidated statements of earnings, but is generally offset by changes in value of the underlying exposure.

  Income Tax

     We file a consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. Due to our history of earnings, expectations for future earnings, and taxable income in carry back years, we expect to be able to fully realize the benefit of any net deferred tax asset.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

the purpose of the diluted calculation. The treasury stock method is used to calculate potential common stock outstanding due to options. Contingent shares to be issued are included in the earnings per share computation when the underlying conditions for issuance have been met.

  Stock Options

     We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share (and related assumptions) if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation" for the three years ended December 31, 2002:

                                                           2002      2001      2000
                                                         --------   -------   -------
Reported net earnings..................................  $105,828   $30,197   $55,468
Stock-based compensation using the fair value method,
  net of income tax....................................    (6,159)   (4,426)   (4,689)
                                                         --------   -------   -------
Pro forma net earnings.................................  $ 99,669   $25,771   $50,779
                                                         ========   =======   =======
Reported basic earnings per share......................  $   1.70   $  0.52   $  1.09
Fair value stock-based compensation....................     (0.10)    (0.08)    (0.09)
                                                         --------   -------   -------
Pro forma basic earnings per share.....................  $   1.60   $  0.44   $  1.00
                                                         ========   =======   =======
Reported diluted earnings per share....................  $   1.68   $  0.51   $  1.07
Fair value stock-based compensation....................     (0.10)    (0.08)    (0.09)
                                                         --------   -------   -------
Pro forma diluted earnings per share...................  $   1.58   $  0.43   $  0.98
                                                         ========   =======   =======

     For the purposes of the above presentation, we estimate the fair value of each option grant on the grant date using the Black-Scholes single option pricing model. The table below average fair value of options granted for the three years ended December 31, 2002 and the related assumptions used in the model:

                                                         2002        2001        2000
                                                       --------    --------    --------
Fair value of options granted........................  $   7.05    $   7.66    $   4.51
Risk free interest rate..............................       3.5%        4.4%        6.4%
Expected volatility factor...........................        .3          .3          .3
Dividend yield.......................................      1.14%       0.91%       0.89%
Expected option life.................................   5 years     5 years     4 years

  Guarantee Fund and Other Assessments

     Certain of our insurance companies are subject to guarantee fund and other assessments in states where we are licensed. In some cases, the states allow for recoveries of assessments as premium tax offsets, but only over a period of years. We generally accrue the liability when an insolvency or other event occurs that indicates a liability exists and the premium on which the assessment will be based has been written. We recognize an asset for the premium tax offset based on in-force policies. During the years ended December 31, 2002, 2001 and 2000, we incurred a net expense for guarantee fund and other assessments of $4.7 million, $4.5 million, and $1.0 million, respectively. As of December 31, 2002 and 2001, accrued guarantee fund and

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

other assessments were $3.3 million and $2.2 million, respectively, and recognized future premium tax offsets were $0.9 million and $0.8 million, respectively.

  Effects of Recent Accounting Pronouncements

     SFAS No. 146 entitled "Accounting for Costs Associated with Exit or Disposal Activities" was issued in July, 2002 and will become effective for us on January 1, 2003. SFAS No. 146 will spread out the reporting of expenses related to restructurings and is a change to existing guidance. The commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a one-time charge for most anticipated costs. Instead, companies will record exit or disposal costs when they are incurred and can be measured at fair value and the liability will be subsequently adjusted for changes in estimated cash flow. We do not expect the adoption of SFAS No. 146 to have a material effect on our financial position, results of operations or cash flows.

     Financial Accounting Standards Board Interpretation ("FIN") No. 45 entitled "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others . . ." was issued on November 25, 2002. The provision for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002 and disclosure requirements were effective for periods ending after December 15, 2002. We have complied with the disclosure requirements in these financial statements and do not believe that the recognition and measurement provisions will have a material effect on our financial position, result of operations or cash flows.

     FIN No. 46 entitled "Consolidation of Variable Interest Entities", which is an interpretation of Accounting Research Bulletin No. 51 entitled "Consolidated Financial Statements" addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN No. 46 requires consolidation of a qualifying variable interest entity when a party has a controlling financial interest regardless of whether or not the party has a majority voting interest. FIN No. 46 is immediately effective for qualifying variable interest entities created after January 31, 2003 and applicable to such entities created prior to February 1, 2003 by the end of our third fiscal quarter in 2003. We are currently studying FIN No. 46 for applicability to us. At the present time we believe FIN No. 46 will only be applicable to one entity in which we have an investment. We invested in a partnership, which owns a building which is rented to unaffiliated parties, as a long term investment. The partnership is not material to our financial position, results of operations or cash flows. We have a maximum exposure to loss of $14.1 million with respect to this entity as a result of our investment and our guarantee of the partnership's debt.

     Emerging Issues Task Force ("EITF") Issue No. 00-21 entitled "Revenue Arrangements with Multiple Deliverables" is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003 or alternatively can be applied retroactively. EITF Issue No. 00-21 addressed how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting. EITF Issue No. 00-21 also addresses how arrangement consideration should be measured and allocated to the separate units of accounting in the arrangement. We do not believe that this EITF Issue No. 00-21 will have a material effect on our financial position, results of operations or cash flows as the issues in EITF Issue No. 00-21 have been previously addressed when we adopted Securities and Exchange Commissions' Staff Accounting Bulletin 101.

  Unusual Loss Events

     During 2001, we experienced three significant gross losses. The first loss was the September 11 terrorist attack which produced the largest loss to our insurance company operations in our history. We recorded gross and net loss reserves of $141.0 million and $35.0 million, respectively. The other two losses were the Petrobras (Brazilian offshore energy production platform) and Total (chemical factory near Toulouse, France) incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these two

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

losses were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during 2001 and the Total loss was paid during 2002. All reinsurance recoverables related to both losses have been collected.

  Other Information

     During 2001, we recorded a charge totaling $37.3 million related to lines of business that we decided to cease writing, mainly our primary workers' compensation line of business. The composition of this charge is $18.8 million for loss and loss adjustment expense, $2.2 million for net policy acquisition costs and $16.3 million for other operating expense. Included in other operating expense is $15.0 million related to the impairment of goodwill. The fair value of this line of business was calculated based upon the present value of future expected cash flows.

  Reclassifications

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

(2)  GOODWILL AND INTANGIBLE ASSETS

     SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001, and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also requires the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions which were consummated after July 1, 2001 not be amortized. During 2002 we determined our reporting units and completed our initial and first annual goodwill impairment testing and determined we did not have to record an impairment charge.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The tables below reconcile net earnings and earnings per share we reported for the three years ended December 31, 2002 to adjusted amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2000 instead of January 1, 2002:

                                                           2002      2001      2000
                                                         --------   -------   -------
Net earnings:
  Reported net earnings................................  $105,828   $30,197   $55,468
  Add back goodwill amortization.......................        --    11,924    12,606
  Add back license amortization........................        --       555       317
  Less tax benefit from goodwill amortization..........        --    (1,092)   (1,089)
                                                         --------   -------   -------
     ADJUSTED NET EARNINGS.............................  $105,828   $41,584   $67,302
                                                         ========   =======   =======
Basic earnings per share:
  Reported basic earnings per share....................  $   1.70   $  0.52   $  1.09
  Add back amortization, net of tax effect.............        --      0.19      0.24
                                                         --------   -------   -------
     ADJUSTED BASIC EARNINGS PER SHARE.................  $   1.70   $  0.71   $  1.33
                                                         ========   =======   =======
Diluted earnings per share:
  Reported diluted earnings per share..................  $   1.68   $  0.51   $  1.07
  Add back amortization, net of tax effect.............        --      0.19      0.23
                                                         --------   -------   -------
     ADJUSTED BASIC EARNINGS PER SHARE.................  $   1.68   $  0.70   $  1.30
                                                         ========   =======   =======

     The following tables show the balances of our intangible assets, which are included in other assets on our consolidated balance sheets:

                                                               2002      2001
                                                              -------   -------
Intangible assets not subject to amortization -- insurance
  company and other licenses................................  $ 6,792   $ 6,792
                                                              =======   =======
Intangible assets subject to amortization:
  Gross amounts recorded....................................  $12,080   $10,231
  Less accumulated amortization.............................   (4,074)     (722)
                                                              -------   -------
     NET INTANGIBLE ASSETS SUBJECT TO AMORTIZATION..........  $ 8,006   $ 9,509
                                                              =======   =======

     Amortization of intangible assets which are subject to amortization under SFAS No. 142 amounted to $3.4 million, $0.5 million and $0.1 million for the years ended December 31, 2002, 2001 and 2000 respectively. Substantially all of our intangible assets subject to amortization were acquired in our acquisitions in 2001 and 2002. Estimated amortization expense for 2003 and future years is as follows:

2003........................................................  $2,658
2004........................................................   1,841
2005........................................................   1,336
2006........................................................     730
2007........................................................     638
Thereafter..................................................     803
                                                              ------
          TOTAL ESTIMATED AMORTIZATION......................  $8,006
                                                              ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(3)  ACQUISITIONS

     During 2001 and 2002, we completed several acquisitions. The acquired companies are well known in their respective lines of business, having excellent reputations and workforces with significant expertise. They were generally acquired to diversify into new specialty lines of business or grow existing lines of business. These business combinations have been recorded using the purchase method of accounting. The results of operations of these businesses have been included in our consolidated financial statements beginning on the effective date of each transaction. The following table provides some additional information on these transactions (our initial cash consideration includes our out of pocket expenses):

                                                                                            GOODWILL
                                                                                         DEDUCTIBLE FOR
                                                         INITIAL CASH      GOODWILL        INCOME TAX
                                      EFFECTIVE DATE     CONSIDERATION    RECOGNIZED        PURPOSES
                                     -----------------   -------------   -------------   --------------
Professional Indemnity Agency, Inc.  October 22, 2001    $63.0 million   $53.6 million      No
ASU International, LLC               October 30, 2001     29.2 million    23.7 million     Yes
HCC Global Financial Products, LLC
  (formerly MAG Global Financial
     Products)                       October 1, 2002       6.9 million              --     Yes
Dickson Manchester & Company
  Limited                            December 24, 2002    17.0 million    10.8 million      No
HCC Europe (formerly St. Paul
  Espana)                            December 31, 2002    18.9 million    10.8 million      No

     The initial consideration given for Professional Indemnity Agency, Inc. also included 0.3 million shares of our common stock. The value of our common stock given as consideration was determined based on closing market price on the day the acquisition was completed. In addition, we will pay up to a maximum of $20.4 million with respect to one of the acquisitions made during 2001 if certain earnings targets are reached through December 31, 2004. The purchase agreements for two of the 2002 acquisitions have clauses requiring additional consideration based on pre-tax earnings through September 30, 2007 for one and December 31, 2005 for the other. Any contingent consideration paid will be recorded as an increase to goodwill. We are still in the process of completing the purchase price allocations for the 2002 acquisitions, as we are still gathering some of the information needed to make the required calculations. Any subsequent net adjustment will result in a change to recorded goodwill and, additionally, in the case of the acquisition of HCC Europe, we have not yet completed the final determination of the purchase price, which will be based upon an agreed-upon final closing date balance sheet as per the stock purchase agreement.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition:

                                                                2002       2001
                                                              --------   --------
Total investments...........................................  $131,280   $ 47,650
Premium and other receivables...............................    46,232     30,506
Reinsurance recoverables....................................     3,676         --
Other policy related assets.................................     5,808         --
Goodwill and intangible assets..............................    23,816     83,957
All other assets............................................     6,937     33,710
                                                              --------   --------
          Total assets acquired.............................   217,749    195,823
Loss and loss adjustment expense payable....................    82,289         --
Premium and claims payable..................................    39,816     44,883
Other policy related liabilities............................    37,419         --
Notes payable...............................................     3,530     12,735
All other liabilities.......................................    11,813     37,724
                                                              --------   --------
          Total liabilities.................................   174,867     95,342
                                                              --------   --------
          Net assets acquired...............................  $ 42,882   $100,481
                                                              ========   ========

     Currently identified intangible assets from the 2002 acquisitions consisted of employment and non-compete agreements with an assigned value of $1.9 million with a five year average amortization period. We are still in the process of completing the purchase price allocations for the 2002 acquisitions, as we are still gathering some of the information needed to make the required calculation. It is probable that additional identified intangible assets will be recorded during completion of this process.

     The following unaudited pro forma summary presents information as if the purchase acquisitions had occurred at the beginning of 2002 and 2001, after giving effect to certain adjustments, including amortization of goodwill (for 2001 pro forma only) and intangible assets, increased interest expense from debt issued to fund the acquisitions and income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. During 2001, Professional Indemnity Agency, Inc. paid approximately $33.0 million in bonuses to employees and related employment taxes immediately prior to the completion of the acquisition. During 2002, HCC Europe reported a net underwriting loss of approximately $16.7 million due to increases in their loss reserves.

UNAUDITED PROFORMA INFORMATION                                  2002       2001
------------------------------                                --------   --------
Revenue.....................................................  $731,468   $591,908
Net earnings................................................   102,960     13,318
Basic earnings per share....................................      1.65       0.23
Diluted earnings per share..................................      1.64       0.22

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(4)  INVESTMENTS

     Substantially all of our fixed income securities are investment grade; 96% are rated "A" or better. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                              COST OR      GROSS        GROSS      ESTIMATED
                                             AMORTIZED   UNREALIZED   UNREALIZED    MARKET
                                               COST         GAIN         LOSS        VALUE
                                             ---------   ----------   ----------   ---------
December 31, 2002:
Marketable equity securities...............  $ 15,815     $     7      $  (213)    $ 15,609
US Treasury securities.....................    93,620       2,935           (9)      96,546
Obligations of states, municipalities and
  political subdivisions...................   246,364      13,205         (101)     259,468
Corporate fixed income securities..........   232,216      12,739         (679)     244,276
Asset-backed and mortgage-backed
  securities...............................   144,427       5,907         (461)     149,873
Foreign government securities..............    91,145         240           --       91,385
                                             --------     -------      -------     --------
          TOTAL SECURITIES.................  $823,587     $35,033      $(1,463)    $857,157
                                             ========     =======      =======     ========
December 31, 2001:
Marketable equity securities...............  $ 16,431     $   176      $   (38)    $ 16,569
US Treasury securities.....................    70,235       1,242         (109)      71,368
Obligations of states, municipalities and
  political subdivisions...................   200,790       5,513         (645)     205,658
Corporate fixed income securities..........   140,702       4,999         (416)     145,285
Asset-backed and mortgage-backed
  securities...............................    97,684       1,504         (560)      98,628
Foreign government securities..............     4,263         226           --        4,489
                                             --------     -------      -------     --------
          TOTAL SECURITIES.................  $530,105     $13,660      $(1,768)    $541,997
                                             ========     =======      =======     ========

     The amortized cost and estimated market value of fixed income securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities is five years.

                                                                          ESTIMATED
                                                              AMORTIZED    MARKET
                                                                COST        VALUE
                                                              ---------   ---------
Due in 1 year or less.......................................  $ 65,851    $ 66,673
Due after 1 year through 5 years............................   315,474     326,561
Due after 5 years through 10 years..........................   128,883     135,984
Due after 10 years through 15 years.........................    76,966      82,488
Due after 15 years..........................................    76,171      79,969
                                                              --------    --------
  Securities with fixed maturities..........................   663,345     691,675
Asset-backed and mortgage-backed securities.................   144,427     149,873
                                                              --------    --------
       TOTAL FIXED INCOME SECURITIES........................  $807,772    $841,548
                                                              ========    ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     As of December 31, 2002, our insurance companies had deposited fixed income securities with an amortized cost of approximately $32.0 million (market: $34.0 million) to meet the deposit requirements of various insurance departments.

     All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 2002, except for one fixed income security valued at $0.5 million. The sources of net investment income for the three years ended December 31, 2002, are detailed below:

                                                           2002      2001      2000
                                                          -------   -------   -------
Fixed income securities.................................  $31,773   $27,234   $22,074
Short-term investments..................................    6,801    12,789    18,085
Marketable equity securities............................      210       294        59
Other investments.......................................       12         4         4
                                                          -------   -------   -------
       Total investment income..........................   38,796    40,321    40,222
Investment expense......................................   (1,027)     (683)     (386)
                                                          -------   -------   -------
       NET INVESTMENT INCOME............................  $37,769   $39,638   $39,836
                                                          =======   =======   =======

     Realized pre-tax gain (loss) on the sale or write down of investments is as follows:

                                                            GAIN     LOSS       NET
                                                           ------   -------   -------
For the year ended December 31, 2002:
Fixed income securities..................................  $3,027   $(1,621)  $ 1,406
Marketable equity securities.............................     207      (312)     (105)
Other investments........................................     335    (1,183)     (848)
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $3,569   $(3,116)  $   453
                                                           ======   =======   =======
For the year ended December 31, 2001:
Fixed income securities..................................  $3,099   $(1,452)  $ 1,647
Marketable equity securities.............................   1,224    (1,848)     (624)
Other investments........................................     145      (775)     (630)
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $4,468   $(4,075)  $   393
                                                           ======   =======   =======
For the year ended December 31, 2000:
Fixed income securities..................................  $1,173   $  (970)  $   203
Marketable equity securities.............................     567    (6,195)   (5,628)
Other investments........................................     104        --       104
                                                           ------   -------   -------
          REALIZED GAIN (LOSS)...........................  $1,844   $(7,165)  $(5,321)
                                                           ======   =======   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Unrealized pre-tax net gains (losses) on investments for three years ended December 31, 2002 are as follows:

                                                            2002      2001     2000
                                                           -------   ------   -------
Fixed income securities..................................  $22,022   $  731   $11,916
Marketable equity securities.............................     (344)   2,752       (91)
Other investments........................................      442     (442)       --
                                                           -------   ------   -------
          NET UNREALIZED INVESTMENT GAIN (LOSS)..........  $22,120   $3,041   $11,825
                                                           =======   ======   =======

(5)  NOTES PAYABLE

     Notes payable as of December 31, 2002 and 2001 are shown in the table below. The estimated fair value of our 2% convertible notes ($185.2 million and $185.9 million at December 31, 2002 and 2001, respectively) is based on its trading market value. For the remainder of our notes payable, the estimated fair value is based on current rates offered to us for debt with similar terms and conditions and approximates the carrying value at both balance sheet dates.

                                                                2002       2001
                                                              --------   --------
2% Convertible notes........................................  $172,451   $172,500
Revolving loan facility.....................................    53,000         --
Other debt..................................................     4,576      9,428
                                                              --------   --------
          TOTAL NOTES PAYABLE...............................  $230,027   $181,928
                                                              ========   ========

     In a public offering on August 23, 2001, we issued an aggregate $172.5 million principal amount of 2% Convertible Notes due in 2021. Each $1 thousand principal amount of notes is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on March 1 and September 1 each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof. On September 1, 2002, the first repurchase date of the notes, $49 thousand of the notes were tendered to us and we repurchased them with cash. We paid $4.4 million in underwriting discounts and expenses in connection with the offering, which were being amortized from the issue date until September 1, 2002. We used the proceeds from this offering to repay our remaining indebtedness under our bank facility, assist in financing the recent acquisitions, make a $60.0 million capital contribution to our insurance companies and for general corporate purposes.

     On December 17, 1999, we entered into a $300.0 million Revolving Loan Facility with a group of banks. At our request, the amount available under the facility was reduced to $200.0 million by an amendment on June 6, 2001. Interest expense for 2001 includes a charge of $0.6 million related to the write off of prepaid loan fees in connection with the amendment. We can borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 17, 2004. The facility is collateralized in part by the pledge of our insurance companies' stock and guarantees entered into by our underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, which we believe are typical for

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

similar financing arrangements. As of December 31, 2002 the weighted average interest rate on the outstanding balance was 3.2%.

     At December 31, 2002, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $26.8 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $33.5 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.25% at December 31, 2002) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2002, letters of credit totaling $12.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $15.2 million collateralizing the lines.

(6)  INCOME TAX

     As of December 31, 2002 and 2001, we had current income taxes receivable of $3.9 million and $15.5 million, respectively, included in other assets in the consolidated balance sheets. The components of the income tax provision for the three years ended December 31, 2002 are as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Current.................................................  $48,111   $35,055   $26,948
Deferred................................................    9,240    (4,869)    8,919
                                                          -------   -------   -------
          TOTAL INCOME TAX PROVISION....................  $57,351   $30,186   $35,867
                                                          =======   =======   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The net deferred tax liability and asset are included in accounts payable and accrued liabilities and other assets, respectively, in our consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 2002 and 2001, is as follows:

                                                                2002      2001
                                                              --------   -------
Federal tax net operating loss carryforwards................  $  5,370   $10,117
State tax net operating loss carryforwards..................     5,671     5,464
Excess of financial unearned premium over tax...............     9,746     6,555
Effect of loss reserve discounting and salvage and
  subrogation accrual for tax...............................    10,544     9,897
Excess of financial accrued expenses over tax...............     1,960     4,918
Allowance for bad debts, not deductible for tax.............     3,346     2,788
Foreign branch net operating loss carryforwards.............     2,169     2,568
Valuation allowance.........................................   (11,547)  (10,435)
                                                              --------   -------
          Total assets......................................    27,259    31,872
Unrealized gain on increase in value of securities available
  for sale (shareholders' equity)...........................    12,170     3,717
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax...........................     4,653     2,256
Amortizable goodwill for tax................................    11,061     5,256
Property and equipment depreciation and other items.........     9,850     4,165
                                                              --------   -------
          Total liabilities.................................    37,734    15,394
                                                              --------   -------
          NET DEFERRED TAX ASSET (LIABILITY)................  $(10,475)  $16,478
                                                              ========   =======

     Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired subsidiaries. The changes for the three years ended December 31, 2002 are as follows:

                                                           2002      2001      2000
                                                          -------   -------   -------
Balance, beginning of year..............................  $10,435   $ 9,666   $12,091
Change during year......................................    1,112       769    (2,425)
                                                          -------   -------   -------
          BALANCE, END OF YEAR..........................  $11,547   $10,435   $ 9,666
                                                          =======   =======   =======

     As of December 31, 2002, we have Federal tax net operating loss carryforwards of approximately $14.7 million that will expire in varying amounts through the year 2021. Future use of these carryforwards is subject to statutory limitations due to prior changes of ownership. There are valuation allowances in the amount of $4.3 million recorded with respect to these loss carryforwards that would reduce goodwill if the carryforwards are realized. In addition, we have approximately $6.8 million of Federal tax loss carryforwards, principally from our foreign insurance companies that can be used only against future taxable income of those entities. There are valuation allowances in the amount of $0.3 million recorded with respect to these loss carryforwards that would be credited to income if the carryforwards are realized. Based upon our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized. We have various state tax net operating loss carryforwards for which we have established valuation allowances of approximately $5.6 million covering all of the related tax benefit.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 2002:

                                                           2002      2001      2000
                                                          -------   -------   -------
Statutory tax rate......................................     35.0%     35.0%     35.0%
Federal tax at statutory rate...........................  $57,113   $21,134   $31,967
Nontaxable municipal bond interest and dividends
  received deduction....................................   (3,391)   (3,314)   (3,545)
Other non deductible expenses...........................      442       512       620
Non deductible goodwill amortization....................       --     7,781     2,497
State income taxes......................................    2,414     3,259     4,202
Foreign income taxes....................................    2,921     2,915     1,537
Foreign tax credit......................................   (2,597)   (2,968)   (1,826)
Other, net..............................................      449       867       415
                                                          -------   -------   -------
          INCOME TAX PROVISION..........................  $57,351   $30,186   $35,867
                                                          =======   =======   =======
          EFFECTIVE TAX RATE............................     35.1%     50.0%     39.3%
                                                          =======   =======   =======

(7)  SEGMENT AND GEOGRAPHIC DATA

     We have classified our activities into four operating business segments based upon services provided: 1) insurance company operations, 2) underwriting agency operations, 3) intermediary operations, and 4) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in our insurance company, underwriting agency and intermediary segments. Our other operations segment performed various insurance related services and contains insurance related investments made from time to time. During 2001, we sold the last of our service operations, which will result in a decrease in other operating income in future years until additional investments, which are contemplated, are made. Corporate includes general corporate operations, and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of management fees of our underwriting agency segment, commission income of our intermediary segment and service revenue of our other operations charged to our insurance company segment on business retained by our insurance companies. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

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

     Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our underwriting agencies, respectively, into the operations of our insurance companies. Policies incepting on or after the effective dates, along with associated expenses, will be reported in our insurance company segment. The administration of all policies incepting before the effective dates, which are now in run off, along with associated expenses, will continue to be reported in our underwriting agency segment. This consolidation will affect the comparability of segment information between periods.

     SFAS No. 142, which we adopted effective January 1, 2002, required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

comparability of certain segment information between periods. Pro forma segment information is shown in the tables for the years ended December 31, 2001 and 2000, as if we had adopted SFAS No. 142 as of January 1, 2000.

                                       INSURANCE   UNDERWRITING                    OTHER
                                        COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                       ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  2002:
Revenue:
  Domestic..........................   $449,391      $ 75,653       $24,104        $4,874      $  616     $554,638
  Foreign...........................     91,796         4,487        18,461            --          --      114,744
  Inter-segment.....................         --        31,906           992            --          --       32,898
                                       --------      --------       -------        ------      ------     --------
       Total segment revenue........   $541,187      $112,046       $43,557        $4,874      $  616      702,280
                                       ========      ========       =======        ======      ======
Inter-segment revenue...............                                                                       (32,898)
                                                                                                          --------
       CONSOLIDATED TOTAL REVENUE...                                                                      $669,382
                                                                                                          ========
Net earnings:
  Domestic..........................   $ 62,190      $ 23,180       $ 5,183        $3,052      $2,922     $ 96,527
  Foreign...........................      6,040         2,076         2,390            --          --       10,506
                                       --------      --------       -------        ------      ------     --------
       Total segment net earnings...   $ 68,230      $ 25,256       $ 7,573        $3,052      $2,922      107,033
                                       ========      ========       =======        ======      ======
Inter-segment eliminations..........                                                                        (1,205)
                                                                                                          --------
       CONSOLIDATED NET EARNINGS....                                                                      $105,828
                                                                                                          ========
Other items:
  Net investment income.............   $ 33,587      $  2,954       $   993        $   41      $  194     $ 37,769
  Depreciation and amortization.....      3,153         6,190           350            82       1,033       10,808
  Interest expense (benefit)........       (113)        7,767         2,575            --      (1,928)       8,301
  Capital expenditures..............      2,803         1,208         1,491            --         280        5,782
  Income tax provision..............     33,074        15,499         6,550         1,566       1,368       58,057
  Inter-segment eliminations........                                                                          (706)
                                                                                                          --------
     Consolidated income tax
       provision....................                                                                      $ 57,351
                                                                                                          ========

     For 2002, earnings before income taxes was $144.3 million for our domestic subsidiaries and $18.8 million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                      INSURANCE   UNDERWRITING                    OTHER
                                       COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                      ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  2001:
Revenue:
  Domestic..........................  $330,724      $64,848        $23,518       $14,885      $1,426     $435,401
  Foreign...........................    45,098        2,312         22,650            --          --       70,060
  Inter-segment.....................        --       22,619            491         1,967          --       25,077
                                      --------      -------        -------       -------      ------     --------
          Total segment revenue.....  $375,822      $89,779        $46,659       $16,852      $1,426      530,538
                                      ========      =======        =======       =======      ======
Inter-segment revenue...............                                                                      (25,077)
                                                                                                         --------
          CONSOLIDATED TOTAL
            REVENUE.................                                                                     $505,461
                                                                                                         ========
Net earnings (loss):
  Domestic..........................  $  1,020      $16,075        $ 4,382       $ 7,149      $ (979)    $ 27,647
  Foreign...........................    (3,923)       1,137          4,280            --          --        1,494
                                      --------      -------        -------       -------      ------     --------
          Total segment net earnings
            (loss)..................  $ (2,903)     $17,212        $ 8,662       $ 7,149      $ (979)      29,141
                                      ========      =======        =======       =======      ======
  Inter-segment eliminations........                                                                        1,056
                                                                                                         --------
          CONSOLIDATED NET
            EARNINGS................                                                                     $ 30,197
                                                                                                         ========
SFAS No. 142 pro forma adjustments:
  Net effect of goodwill and
     intangible asset
     amortization...................  $  2,142      $ 5,892        $ 3,353       $    --      $   --     $ 11,387
                                      --------      -------        -------       -------      ------     --------
  Pro forma segment net earnings
     (loss).........................  $   (761)     $23,104        $12,015       $ 7,149      $ (979)      40,528
                                      ========      =======        =======       =======      ======
  Inter-segment eliminations........                                                                        1,056
                                                                                                         --------
          PRO FORMA CONSOLIDATED NET
            EARNINGS................                                                                     $ 41,584
                                                                                                         ========
Other items:
  Net investment income.............  $ 30,766      $ 5,202        $ 2,771       $    85      $  814     $ 39,638
  Depreciation, amortization and
     impairments....................    20,685        9,783          3,723           256         479       34,926
  Interest expense..................        37        5,198          3,534            15         100        8,884
  Capital expenditures..............     3,049        1,048          1,627           107       6,452       12,283
  Income tax provision..............     2,432       15,604          3,054         3,692       4,756       29,538
  Inter-segment eliminations........                                                                          648
                                                                                                         --------
     Consolidated income tax
       provision....................                                                                     $ 30,186
                                                                                                         ========

     During 2001, our insurance company segment recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attack on September 11 and 2) a $29.4 million charge (net of income tax) related to lines of business we decided to cease writing. Included in the latter amount, was a $15.0 million charge for the impairment of goodwill, which was not deductible for income tax purposes. Also during 2001, earnings (loss) before income taxes was $60.4 million for our domestic subsidiaries and $(0.1) million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       INSURANCE   UNDERWRITING                    OTHER
                                        COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                       ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31,
  2000:
Revenue:
  Domestic..........................   $276,240      $ 99,808       $31,525       $23,826      $ 1,035    $432,434
  Foreign...........................     15,054         4,446        21,669            --           --      41,169
  Inter-segment.....................         --        16,404           345         1,468           --      18,217
                                       --------      --------       -------       -------      -------    --------
          Total segment revenue.....   $291,294      $120,658       $53,539       $25,294      $ 1,035     491,820
                                       ========      ========       =======       =======      =======
Inter-segment revenue...............                                                                       (18,217)
                                                                                                          --------
          CONSOLIDATED TOTAL
            REVENUE.................                                                                      $473,603
                                                                                                          ========
Net earnings (loss):
  Domestic..........................   $ 27,289      $ 20,771       $ 9,846       $ 5,960      $(4,710)   $ 59,156
  Foreign...........................     (3,094)          672         1,366            --           --      (1,056)
                                       --------      --------       -------       -------      -------    --------
          Total segment net earnings
            (loss)..................   $ 24,195      $ 21,443       $11,212       $ 5,960      $(4,710)     58,100
                                       ========      ========       =======       =======      =======
  Inter-segment eliminations........                                                                          (619)
  Cumulative effect of accounting
     change.........................                                                                        (2,013)
                                                                                                          --------
          CONSOLIDATED NET
            EARNINGS................                                                                      $ 55,468
                                                                                                          ========
SFAS No. 142 pro forma adjustments:
  Net effect of goodwill and
     intangible asset
     amortization...................   $    597      $  7,687       $ 3,522       $    28      $    --    $ 11,834
                                       --------      --------       -------       -------      -------    --------
  Pro forma segment net earnings
     (loss).........................   $ 24,792      $ 29,130       $14,734       $ 5,988      $(4,710)     69,934
                                       ========      ========       =======       =======      =======
  Inter-segment eliminations........                                                                          (619)
  Cumulative effect of accounting
     change.........................                                                                        (2,013)
                                                                                                          --------
          PRO FORMA CONSOLIDATED NET
            EARNINGS................                                                                      $ 67,302
                                                                                                          ========
Other items:
  Net investment income.............   $ 27,948      $  7,547       $ 3,335       $   476      $   530    $ 39,836
  Depreciation and amortization.....      3,662        11,926         3,567           385          368      19,908
  Interest expense..................        103         9,222         4,846             2        6,174      20,347
  Capital expenditures..............      3,124         4,651         1,082           219        1,074      10,150
  Income tax provision (benefit)....      8,308        20,900         6,402         3,578       (1,604)     37,584
  Inter-segment eliminations........                                                                          (382)
  Cumulative effect of accounting
     change.........................                                                                        (1,335)
                                                                                                          --------
     Consolidated income tax
       provision....................                                                                      $ 35,867
                                                                                                          ========

     For 2000, earnings (loss) before income taxes was $92.7 million for our domestic subsidiaries and $(1.4) million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following tables present revenue by line of business within each of our operating segments for the three years ended December 31, 2002:

                                                         2002       2001       2000
                                                       --------   --------   --------
Insurance company:
  Group life, accident and health....................  $240,070   $143,851   $109,077
  Aviation...........................................   100,960     91,377     73,695
  London market account..............................    89,260     43,360     16,234
  Global financial products..........................    23,102          4         --
  Other specialty lines..............................    22,337     15,120     14,552
                                                       --------   --------   --------
                                                        475,729    293,712    213,558
  Discontinued lines.................................    29,792     49,075     54,089
                                                       --------   --------   --------
     TOTAL NET EARNED PREMIUM........................  $505,521   $342,787   $267,647
                                                       ========   ========   ========
Underwriting agency:
  Life, accident and health..........................  $ 44,615   $ 47,857   $ 70,536
  Property and casualty..............................    32,467     13,938     25,522
                                                       --------   --------   --------
     TOTAL MANAGEMENT FEES...........................  $ 77,082   $ 61,795   $ 96,058
                                                       ========   ========   ========
Intermediary:
  Life, accident and health..........................  $ 32,045   $ 33,739   $ 36,795
  Property and casualty..............................     9,527      9,673     13,091
                                                       --------   --------   --------
     TOTAL COMMISSION INCOME.........................  $ 41,572   $ 43,412   $ 49,886
                                                       ========   ========   ========

     Assets by business segment and geographic location are shown in the following tables:

                                INSURANCE    UNDERWRITING                    OTHER
                                 COMPANY        AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE     TOTAL
                                ----------   ------------   ------------   ----------   ---------   ----------
December 31, 2002:
Domestic......................  $2,068,095     $651,786       $ 47,946       $5,925      $46,477    $2,820,229
Foreign.......................     445,692       61,078        377,152           --           --       883,922
                                ----------     --------       --------       ------      -------    ----------
  Total assets................  $2,513,787     $712,864       $425,098       $5,925      $46,477    $3,704,151
                                ==========     ========       ========       ======      =======    ==========
December 31, 2001:
Domestic......................  $1,696,823     $742,739       $ 75,162       $5,790      $32,875    $2,553,389
Foreign.......................     290,597       36,936        338,198           --           --       665,731
                                ----------     --------       --------       ------      -------    ----------
  Total assets................  $1,987,420     $779,675       $413,360       $5,790      $32,875    $3,219,120
                                ==========     ========       ========       ======      =======    ==========

     The changes in the carrying amount of goodwill for the year end December 31, 2002 are as follows:

                                          INSURANCE   UNDERWRITING
                                           COMPANY       AGENCY      INTERMEDIARY    TOTAL
                                          ---------   ------------   ------------   --------
Goodwill as of December 31, 2001........  $130,504      $107,598       $77,216      $315,318
Additions and other adjustments.........    13,700         5,985           285        19,970
                                          --------      --------       -------      --------
Goodwill as of December 31, 2002........  $144,204      $113,583       $77,501      $335,288
                                          ========      ========       =======      ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     We are still in the process of completing the purchase price allocations for the 2002 acquisitions (see Note 2). Any subsequent net adjustment will result in a change to recorded goodwill.

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

                                                                                   LOSS AND LOSS
                                                            WRITTEN     EARNED      ADJUSTMENT
                                                            PREMIUM     PREMIUM       EXPENSE
                                                           ---------   ---------   -------------
For the year ended December 31, 2002:
Direct business..........................................  $ 904,737   $ 801,851     $ 504,815
Reinsurance assumed......................................    254,512     229,287        99,437
Reinsurance ceded........................................   (613,338)   (525,617)     (297,761)
                                                           ---------   ---------     ---------
       NET AMOUNTS.......................................  $ 545,911   $ 505,521     $ 306,491
                                                           =========   =========     =========
For the year ended December 31, 2001:
Direct business..........................................  $ 783,124   $ 789,893     $ 612,455
Reinsurance assumed......................................    226,951     218,234       451,390
Reinsurance ceded........................................   (637,117)   (665,340)     (796,455)
                                                           ---------   ---------     ---------
       NET AMOUNTS.......................................  $ 372,958   $ 342,787     $ 267,390
                                                           =========   =========     =========
For the year ended December 31, 2000:
Direct business..........................................  $ 676,730   $ 663,458     $ 493,647
Reinsurance assumed......................................    290,727     311,137       279,999
Reinsurance ceded........................................   (683,669)   (706,948)     (575,176)
                                                           ---------   ---------     ---------
       NET AMOUNTS.......................................  $ 283,788   $ 267,647     $ 198,470
                                                           =========   =========     =========

     Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $142.0 million, $185.2 million, and $214.7 million for the years ended December 31, 2002, 2001, and 2000, respectively.

     The table below represents the composition of reinsurance recoverables in our consolidated balance sheets:

                                                                2002       2001
                                                              --------   --------
Reinsurance recoverable on paid losses......................  $108,104   $ 86,653
Reinsurance recoverable on outstanding losses...............   304,220    414,428
Reinsurance recoverable on incurred but not reported
  losses....................................................   393,752    403,223
Reserve for uncollectible reinsurance.......................    (7,142)    (5,176)
                                                              --------   --------
       TOTAL REINSURANCE RECOVERABLES.......................  $798,934   $899,128
                                                              ========   ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Our insurance companies require reinsurers not authorized by their respective states of domicile to collateralize their reinsurance obligations to us. The table below shows amounts held by us as collateral plus other credits available for potential offset as of December 31, 2002 and 2001:

                                                                2002       2001
                                                              --------   --------
Payables to reinsurers......................................  $235,727   $199,581
Letters of credit...........................................   141,490    145,796
Cash deposits...............................................     9,384     14,851
                                                              --------   --------
       TOTAL CREDITS........................................  $386,601   $360,228
                                                              ========   ========

     The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs as of December 31, 2002 and 2001:

                                                                 2002         2001
                                                              ----------   ----------
Loss and loss adjustment expense payable....................  $1,155,290   $1,130,748
Reinsurance recoverable on outstanding losses...............    (304,220)    (414,428)
Reinsurance recoverable on incurred but not reported
  losses....................................................    (393,752)    (403,223)
                                                              ----------   ----------
       NET RESERVES.........................................  $  457,318   $  313,097
                                                              ==========   ==========
Unearned premium............................................  $  331,050   $  179,530
Ceded unearned premium......................................    (164,224)     (71,140)
                                                              ----------   ----------
       NET UNEARNED PREMIUM.................................  $  166,826   $  108,390
                                                              ==========   ==========
Deferred policy acquisition costs...........................  $   68,846   $   32,071
Deferred ceding commissions.................................     (49,963)     (16,681)
                                                              ----------   ----------
       NET DEFERRED POLICY ACQUISITION COSTS................  $   18,883   $   15,390
                                                              ==========   ==========

     In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $15.0 million as of December 31, 2002 and 2001. The total recoverables

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

column includes paid loss recoverable, outstanding loss recoverable, incurred but not reported loss recoverable and ceded unearned premium.

                                                                               LETTERS OF CREDIT,
                                                                   TOTAL       CASH DEPOSITS AND
REINSURER                               RATING     LOCATION     RECOVERABLES     OTHER PAYABLES       NET
---------                               ------  --------------  ------------   ------------------   -------
December 31, 2002:
Lloyd's Syndicate Number 1101.........  NR      United Kingdom    $40,450            $  258         $40,192
Lloyd's Syndicate Number 2488.........  A-      United Kingdom     31,640             1,998          29,642
Lloyd's Syndicate Number 1206.........  C+      United Kingdom     29,540                40          29,500
Odyssey American Reinsurance Corp.....  A       Connecticut        25,087               843          24,244
American Fidelity Assurance Company...  A+      Oklahoma           23,305                --          23,305
American Re-Insurance Company.........  A+      Delaware           19,797               229          19,568
Lloyd's Syndicate Number 0957.........  NR      United Kingdom     19,403                22          19,381
Lloyd's Syndicate Number 0033.........  A-      United Kingdom     19,277                62          19,215
Lloyd's Syndicate Number 0055.........  NR      United Kingdom     17,009                65          16,944
Canada Life Assurance Company.........  A+      Canada             16,900                96          16,804
Lloyd's Syndicate Number 0510.........  A-      United Kingdom     16,250               562          15,688
Transatlantic Reinsurance Company.....  A++     New York           17,288             1,771          15,517
Lloyd's Syndicate Number 0990.........  NR      United Kingdom     15,329                58          15,271

December 31, 2001:
Lloyd's Syndicate Number 1101.........  NR      United Kingdom    $40,913            $1,532         $39,381
Canada Life Assurance Company.........  A+      Canada             28,956                --          28,956
Lloyd's Syndicate Number 1206.........  C+      United Kingdom     27,251               351          26,900
AXA Corporate Solutions Reinsurance
  Co. ................................  A+      Delaware           26,582               680          25,902
Lloyd's Syndicate Number 2488.........  A-      United Kingdom     25,813             1,187          24,626
American Re-Insurance Company.........  A++     Delaware           24,674             1,697          22,977
SCOR Reinsurance Company..............  A       New York           21,883                --          21,883
American Fidelity Assurance Company...  A+      Oklahoma           19,881                12          19,869
Transatlantic Reinsurance Company.....  A++     New York           20,543               849          19,694
Federal Insurance Company.............  A++     Indiana            26,902             8,971          17,931
Lloyd's Syndicate Number 0957.........  NR      United Kingdom     17,653                --          17,653
Lloyd's Syndicate Number 0510.........  A-      United Kingdom     17,647             1,500          16,147
Lloyd's Syndicate Number 0055.........  NR      United Kingdom     16,168               305          15,863

     Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual syndicates are published by Moody's Investors Services, Inc. "NR" indicates that the indicated Lloyd's syndicate has not been rated. Lloyd's of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund.

     HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $79.0 million and $83.0 million as of December 31, 2002 and 2001, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     We have a reserve of $7.1 million as of December 31, 2002 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of December 31, 2002, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $5.8 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $10.7 million of incurred losses and loss expenses and other balances due under the subject agreements.

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

     We have received substantial assessments from a state health insurance association, which was established by the state to provide health insurance to "high-risk" or otherwise uninsured individuals within that state. The expenses of the association are currently funded principally through assessments on insurers. With the current assessment, the association changed the calculation method for the amount of the assessment, which resulted in a significant increase in the amount of our assessment ($5.2 million). We and other insurers are presently contesting the change in the assessment methodology. We believe we will receive relief from the current assessment and that any amount we may ultimately have to pay will not be material to

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

our financial position and result of operations, after taking into consideration credits we would receive against other taxes in the state.

  Foreign Currency Forward Contracts

     On a limited basis, we enter into foreign currency forward contracts as a hedge against foreign currency fluctuations. Rattner Mackenzie Limited has revenue streams in U.S. dollars and Canadian dollars but incurs expenses in British pound sterling. To mitigate the foreign exchange risk, from time to time we have entered into foreign currency forward contracts expiring at staggered times. As of December 31, 2002, we had no foreign currency forward contracts outstanding. The foreign currency forward contracts are used to convert currency at a known rate in an amount which either approximates or is less than monthly expenses. Thus, the effect of these transactions is to limit the foreign currency exchange risk of the recurring monthly expenses. We utilize these foreign currency forward contracts strictly as a cash flow hedge against existing exposure to foreign currency fluctuations rather than as a form of speculative or trading investment.

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

  Leases

     We lease administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through the year 2010. In addition to rent, the agreements generally require the payment of utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the terms of these leases. In addition, we lease computer equipment and automobiles under operating leases expiring at various dates through the year 2007. Rent expense under operating leases amounted to $8.4 million, $7.1 million, and $7.3 million, for the years ended December 31, 2002, 2001, and 2000, respectively.

     At December 31, 2002, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                               AMOUNT DUE
--------------------------------                               ----------
  2003......................................................    $ 8,687
  2004......................................................      6,956
  2005......................................................      6,194
  2006......................................................      4,227
  2007......................................................      2,605
  Thereafter................................................      1,322
                                                                -------
TOTAL FUTURE MINIMUM ANNUAL RENTAL PAYMENTS DUE.............    $29,991
                                                                =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

  Loan Guarantee

     We guaranteed the mortgage debt of a partnership in which we are a limited partner. The total amount of the loan is $11.1 million as of December 31, 2002. We invested in the partnership, which owns a building which is rented to unaffiliated parties, as a long-term investment.

  Indemnification

     We have sold businesses in the past. In connection with these sales, we have provided indemnifications to the buyers, which we believe are typical for transactions of this nature, based upon the type of business sold. Certain of these indemnifications have no limit. It is not possible to estimate the maximum potential amount under these indemnifications as our performance under the indemnifications and our ultimate liability are based upon the occurrence of future events which may or may not occur. We currently have a liability in the amount of $6.2 million recorded for performance under one such indemnification. This indemnification was given by a company we acquired, prior to its acquisition, in connection with a sale of one of its subsidiaries.

  Terrorist Exposure

     Subsequent to the terrorist attack on September 11, 2001, where possible, we canceled all terrorist coverage under the terms of existing in-force policies, primarily in the property and energy book of the London market account line of business. Our reinsurance protections in these books have been renewed without coverage for acts of terrorism. We thus only have exposure on policies that contained such coverage and are still in force. This exposure is diminishing as these policies expire and with respect to some risks, would be covered by the provisions of the Federal Terrorism Risk Insurance Act of 2002.

     Under the Terrorism Risk Insurance Act of 2002, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2003, our deductible is approximately $11.2 million based on 7% of 2002 subject premium as defined under the applicable regulations. Thereafter, the Federal government would provide reimbursement for 90% of our insured, covered insured losses up to the maximum amount set out in the Act.

(10)  RELATED PARTY TRANSACTIONS

     Certain of our Directors are officers, directors or owners of business entities with which we transact business. Balances with these business entities and other related parties included in our consolidated balance sheets are as follows:

                                                               2002      2001
                                                              -------   ------
Other investments...........................................  $ 3,264   $4,317
Premiums, claims and other receivables......................    1,189      776
Other assets................................................   18,252    2,807

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     Transactions with these business entities and other related parties included in our consolidated statements of earnings are as follows:

                                                             2002    2001     2000
                                                             -----   -----   -------
Management fees............................................  $  91   $  58   $    --
Investment income..........................................     --      --       112
Net realized investment gain (loss)........................   (601)     53    (5,067)
Other operating income (loss)..............................    668    (508)       89
Other operating expense....................................     --      --       112
Interest expense...........................................    154     217        74

     Additionally, we had $10.1 million and $15.7 million payable at December 31, 2002 and 2001, respectively, to former owners of businesses we have acquired who are now officers of certain of our subsidiaries. Such payables represent payments due under the terms of the acquisition agreements.

     We also have entered into an agreement with an entity owned by an officer and Director, pursuant to which we rent equipment for providing transportation services to our employees, our Directors and our clients. We provide our own employees to operate the equipment and pay all expenses related to their operation. For the years ended December 31, 2002, 2001 and 2000, we paid rentals of $1.2 million, $1.0 million, and $0.6 million, respectively, to this entity.

(11)  SHAREHOLDERS' EQUITY

     On March 6, 2001, we sold 6.9 million shares of our common stock in a public offering at a price of $23.35 per share. Net proceeds from the offering amounted to $152.4 million after deducting underwriting discounts, commissions and offering expenses and were used to pay down our bank facility.

     Property and casualty insurance companies domiciled in the State of Texas are limited in the payment of dividends to their shareholders in any twelve-month period, without the prior written consent of the Commissioner of Insurance, to the greater of statutory net income for the prior calendar year or 10% of their statutory policyholders' surplus as of the prior year end. During 2003, Houston Casualty Company's ordinary dividend capacity will be approximately $40.0 million and U.S. Specialty Insurance Company's ordinary dividend capacity will be approximately $11.0 million.

     Avemco Insurance Company is limited by the State of Maryland in the amount of dividends which it may pay in any twelve-month period, without prior regulatory approval, to the lesser of its statutory net investment income excluding realized capital gains for the prior calendar year or 10% of its statutory policyholders' surplus as of the prior year end. During 2003, Avemco Insurance Company's ordinary dividend capacity will be zero as a result of a special approved dividend paid in 2002.

     HCC Life Insurance Company is limited by the laws of the State of Indiana in the amount of dividends it may pay in any twelve-month period, without prior regulatory approval, to the greater of its statutory net gain from operations for the prior calendar year or 10% of its statutory capital and surplus as of the prior year end. Dividends may only be paid out of statutory unassigned surplus funds. During 2003, HCC Life Insurance Company's ordinary dividend capacity will be approximately $6.0 million.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of accumulated other comprehensive income (loss) are as follows:

                                                                                     ACCUMULATED
                                                        UNREALIZED    UNREALIZED        OTHER
                                            FOREIGN        HEDGE      INVESTMENT    COMPREHENSIVE
                                           CURRENCY        GAIN          GAIN          INCOME
                                          TRANSLATION     (LOSS)        (LOSS)         (LOSS)
                                          -----------   -----------   -----------   -------------
Balance December 31, 1999...............     $(483)        $ --         $(2,209)      $ (2,692)
Net change for year.....................      (172)          --           7,577          7,405
                                             -----         ----         -------       --------
Balance December 31, 2000...............      (655)          --           5,368          4,713
Net change for year.....................      (279)          24           2,042          1,787
                                             -----         ----         -------       --------
Balance December 31, 2001...............      (934)          24           7,410          6,500
Net change for year.....................        50          (24)         14,239         14,265
                                             -----         ----         -------       --------
Balance December 31, 2002...............     $(884)        $ --         $21,649       $ 20,765
                                             =====         ====         =======       ========

(12)  STOCK OPTIONS

     During 2001, we replaced all previous option plans with our 2001 Flexible Incentive Plan for purposes of new option grants, which is administered by the Compensation Committee of the Board of Directors. Each option may be used to purchase one share of our common stock. Options cannot be repriced under the plan. As of December 31, 2002, 7.3 million shares of our common stock were reserved for the exercise of options, of which 6.4 million shares were reserved for options previously granted and 0.9 million shares were reserved for future issuances of options.

     The following table provides an analysis of stock option activity during the three years ended December 31, 2002:

                                        2002                   2001                   2000
                                --------------------   --------------------   --------------------
                                            AVERAGE                AVERAGE                AVERAGE
                                 NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year........................    3,305      $17.39      5,494      $15.54      5,470      $16.08
Granted at market value.......    4,116       22.45        797       24.54      1,745       13.59
Forfeitures and expirations...     (219)      19.84       (251)      17.73       (434)      18.32
Exercised.....................     (831)      14.01     (2,735)      15.68     (1,287)      14.34
                                  -----      ------     ------      ------     ------      ------
OUTSTANDING, END OF YEAR......    6,371      $20.99      3,305      $17.39      5,494      $15.54
                                  =====      ======     ======      ======     ======      ======
EXERCISABLE, END OF YEAR......    1,437      $17.81      1,100      $16.70      2,717      $16.59
                                  =====      ======     ======      ======     ======      ======

     Options outstanding and exercisable as of December 31, 2002 are shown on the following schedule:

                                            OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                  ---------------------------------------   --------------------
                                                  AVERAGE        AVERAGE                AVERAGE
RANGE OF                          NUMBER OF      REMAINING       EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES                    SHARES     CONTRACTUAL LIFE    PRICE      SHARES      PRICE
---------------                   ---------   ----------------   --------   ---------   --------
Under $20.50....................    2,793        4.3 years        $17.30      1,003      $15.17
$20.50-$22.50...................    1,616        5.8 years         21.96        208       21.26
$22.51-$27.00...................    1,596        6.0 years         24.82        154       25.42
Over $27.00.....................      366        4.8 years         28.19         72       28.19
                                    -----        ---------        ------      -----      ------
  TOTAL OPTIONS.................    6,371        5.2 years        $20.99      1,437      $17.81
                                    =====        =========        ======      =====      ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(13)  EARNINGS PER SHARE

     The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 2002:

                                                           2002      2001      2000
                                                         --------   -------   -------
NET EARNINGS...........................................  $105,828   $30,197   $55,468
                                                         ========   =======   =======
Reconciliation of number of shares outstanding:
Shares of common stock outstanding at year end.........    62,358    61,438    51,342
Changes in common stock due to issuance................      (185)   (3,272)     (908)
Contingent shares to be issued.........................        --        --        39
Common stock contractually issuable in the future......        52       155       269
                                                         --------   -------   -------
  Weighted average common stock outstanding............    62,225    58,321    50,742
Additional dilutive effect of outstanding options (as
  determined by the application of the treasury stock
  method)..............................................       711     1,298       877
                                                         --------   -------   -------
  WEIGHTED AVERAGE COMMON STOCK AND POTENTIAL COMMON
     STOCK OUTSTANDING.................................    62,936    59,619    51,619
                                                         ========   =======   =======
Anti-dilutive shares not included in computation.......     1,105       187     1,500
                                                         ========   =======   =======

(14)  STATUTORY INFORMATION

     Our insurance companies file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles vary between domestic and foreign jurisdictions. The principal differences are that for statutory financial statements deferred policy acquisition costs are not recognized, only some of the deferred income tax assets are recorded, bonds are generally carried at amortized cost, certain assets are non-admitted and charged directly to surplus, a liability for a provision for reinsurance is recorded and charged directly to surplus, and outstanding losses and unearned premium are presented net of reinsurance. In addition, under statutory accounting rules, life insurance companies recognize two investment related liabilities, the asset valuation reserve and interest maintenance reserve. Statutory policyholders' surplus, and net income for the three years ended December 31, 2002, after intercompany eliminations, of our insurance companies included in those companies' respective filings with regulatory authorities are as follows:

                                                         2002       2001       2000
                                                       --------   --------   --------
Statutory policyholders' surplus.....................  $523,807   $401,393   $326,249
Statutory net income.................................    68,462     16,555     13,749

     Our statutory policyholders' surplus has been adversely affected by statutory adjustments for reinsurance recoverables which, although required statutorily, have no effect on net earnings or shareholders' equity in accordance with generally accepted accounting principles. Our statutory net income for 2001 has been reduced by $22.8 million (net of income tax) from the September 11 terrorist attack and $8.1 million (net of income tax) from charges related to lines of business we decided to cease writing.

     The National Association of Insurance Commissioners adopted Statements of Statutory Accounting Principles in March, 1998, which became effective on January 1, 2001, through their adoption by the individual states. The cumulative effect of codification was to increase statutory policyholders' surplus of our insurance companies by approximately $8.9 million. Our use of statutory accounting practices prescribed by

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

state regulatory authorities caused a $1.5 million increase in our insurance companies' aggregate statutory policyholders' surplus as of December 31, 2002 compared to amounts that would have been recorded under the codification rules of The National Association of Insurance Commissioners. The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(15)  LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

     The following table provides a reconciliation of the liability of loss and loss adjustment expense for the three years ended December 31, 2002:

                                                       2002         2001        2000
                                                    ----------   ----------   --------
Reserves for loss and loss adjustment expense at
  beginning of the year...........................  $1,130,748   $  944,117   $871,104
Less reinsurance recoverables.....................     817,651      694,245    597,498
                                                    ----------   ----------   --------
Net reserves at beginning of the year.............     313,097      249,872    273,606
Net reserve adjustments from acquisition and
  disposition of subsidiaries.....................      79,558          285        514
Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense
     for claims occurring in the current year.....     313,270      278,103    208,055
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in
     prior years..................................      (6,779)     (10,713)    (9,585)
                                                    ----------   ----------   --------
Incurred loss and loss adjustment expense, net of
  reinsurance.....................................     306,491      267,390    198,470
                                                    ----------   ----------   --------
Loss and loss adjustment expense payments for
  claims occurring during:
  Current year....................................     115,809      102,206     76,725
  Prior years.....................................     126,019      102,244    145,993
                                                    ----------   ----------   --------
Loss and loss adjustment expense payments, net of
  reinsurance.....................................     241,828      204,450    222,718
                                                    ----------   ----------   --------
Net reserves at end of the year...................     457,318      313,097    249,872
Plus reinsurance recoverables.....................     697,972      817,651    694,245
                                                    ----------   ----------   --------
     RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSE
       AT END OF THE YEAR.........................  $1,155,290   $1,130,748   $944,117
                                                    ==========   ==========   ========

     During 2002, we had net loss and loss adjustment expense redundancy of $6.8 million relating to prior year losses compared to redundancies of $10.7 million in 2001 and $9.6 million in 2000. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines, offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses, because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by HCC Life Insurance Company, Avemco Insurance Company and U.S. Specialty Insurance Company, because of the types of risks covered, are not considered to have significant environmental exposures. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

(16)  SUPPLEMENTAL INFORMATION

     Supplemental cash flow information for the three years ended December 31, 2002, is summarized below:

                                                           2002      2001      2000
                                                          -------   -------   -------
Interest paid...........................................  $ 4,900   $ 7,980   $17,418
Income tax paid.........................................   22,642    28,411    11,859
Dividends declared but not paid at year end.............    4,061     3,848     3,557

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

(17)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                          FOURTH QUARTER         THIRD QUARTER        SECOND QUARTER         FIRST QUARTER
                                        -------------------   -------------------   -------------------   -------------------
                                          2002       2001       2002       2001       2002       2001       2002       2001
                                        --------   --------   --------   --------   --------   --------   --------   --------
Total revenue.........................  $186,089   $132,192   $175,672   $137,621   $155,912   $120,556   $151,709   $115,092
                                        ========   ========   ========   ========   ========   ========   ========   ========
Net earnings (loss)...................  $ 31,495   $ 23,837   $ 24,269   $(29,076)  $ 26,782   $ 20,258   $ 23,282   $ 15,178
                                        ========   ========   ========   ========   ========   ========   ========   ========
Basic earnings (loss) per share data:
Earnings (loss) per share.............  $   0.50   $   0.39   $   0.39   $  (0.49)  $   0.43   $   0.34   $   0.38   $   0.28
                                        ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares outstanding...    62,387     61,021     62,335     59,399     62,236     58,998     61,936     53,720
                                        ========   ========   ========   ========   ========   ========   ========   ========
Diluted earnings (loss) per share
  data:
Earnings (loss) per share.............  $   0.50   $   0.38   $   0.39   $  (0.49)  $   0.43   $   0.34   $   0.37   $   0.28
                                        ========   ========   ========   ========   ========   ========   ========   ========
Weighted average shares outstanding...    63,109     62,051     62,871     59,399     62,889     60,470     62,713     55,070
                                        ========   ========   ========   ========   ========   ========   ========   ========

     During the third quarter of 2001, we recorded two large unusual items: 1) a $22.8 million (net of income tax) loss due to the terrorist attack on September 11; and 2) a $29.6 million charge (net of income tax) related to lines of business we decided to cease writing. Included in the latter amount was a $15.0 million charge for the impairment of goodwill, which was not deductible for income tax purposes. During the third quarter of 2002, we recorded a $5.0 million (net of income tax) charge to strengthen reserves related to certain business included in discontinued lines. The sum of the quarters earnings (loss) per share may not equal the annual amounts due to rounding.

(18)  SUBSEQUENT EVENTS

     On March 25, 2003, we sold an aggregate of $125.0 million principal amount of 1.3% Convertible Notes due in 2023 in a public offering. Each $1 thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We plan to use the proceeds from this offering to pay down existing indebtedness under our bank facility, assist in financing future acquisitions and strategic investments and for general corporate purposes.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:

     Our report on the consolidated financial statements of HCC Insurance Holdings, Inc., which included an emphasis paragraph related to a change in method of revenue recognition for certain contracts, effective January 1, 2000, and a change in method of accounting for goodwill, effective January 1, 2002, is included on page F-1 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the financial statement schedules listed in Item 15 of this Form 10-K. These financial statement schedules are the responsibility of the Company's management.

     In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
March 21, 2003

                                                                      SCHEDULE 1

                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

DECEMBER 31, 2002
------------------------------------------------------------------------------------------------
                       COLUMN A                           COLUMN B    COLUMN C      COLUMN D
------------------------------------------------------------------------------------------------
                                                                                 AMOUNT AT WHICH
                                                                                  SHOWN IN THE
TYPE OF INVESTMENT                                          COST       VALUE      BALANCE SHEET
------------------                                       ----------   --------   ---------------
Fixed maturities:
  Bonds -- United States government and government
     agencies and authorities..........................  $   93,620   $ 96,546     $   96,546
  Bonds -- states, municipalities and political
     subdivisions......................................      46,750     49,230         49,230
  Bonds -- special revenue.............................     199,614    210,238        210,238
  Bonds -- corporate...................................     232,216    244,276        244,276
  Asset-backed and mortgage-backed securities..........     144,427    149,873        149,873
  Bonds -- foreign government..........................      91,145     91,385         91,385
                                                         ----------   --------     ----------
       Total fixed maturities..........................     807,772   $841,548     $  841,548
                                                         ----------   --------     ----------
Equity securities:
  Common stocks -- banks, trusts and insurance
     companies.........................................      10,475   $ 10,482     $   10,482
  Common stocks -- industrial, miscellaneous and all
     other.............................................         212        121            121
  Non-redeemable preferred stocks......................       5,128      5,006          5,006
                                                         ----------   --------     ----------
       Total equity securities.........................      15,815   $ 15,609     $   15,609
                                                         ----------   ========     ----------
Short-term investments.................................     307,215                   307,215
Other investments......................................       3,264                     3,264
                                                         ----------                ----------
       TOTAL INVESTMENTS...............................  $1,134,066                $1,167,636
                                                         ==========                ==========

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 2002        2001
                                                              ----------   --------
                                      ASSETS
Cash........................................................  $       56   $  8,719
Short-term investments......................................       4,837      1,497
Investment in subsidiaries..................................     915,213    734,067
Receivable from subsidiaries................................      14,133     12,754
Intercompany loans to subsidiaries for acquisitions.........     190,187    190,167
Other assets................................................       1,581      5,732
                                                              ----------   --------
          TOTAL ASSETS......................................  $1,126,007   $952,936
                                                              ==========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................  $  225,629   $173,198
Note payable to related party...............................         825      2,667
Deferred Federal income tax.................................       7,129      1,652
Accounts payable and accrued liabilities....................       9,517     11,966
                                                              ----------   --------
          Total liabilities.................................     243,100    189,483
          Total shareholders' equity........................     882,907    763,453
                                                              ----------   --------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........  $1,126,007   $952,936
                                                              ==========   ========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2002        2001        2000
                                                              ----------   ---------   ---------
Equity in earnings of subsidiaries..........................   $108,833     $37,439     $62,416
Interest income from subsidiaries...........................      7,277       5,019       9,160
Interest income.............................................        171         764         343
Other income................................................         10          13         146
                                                               --------     -------     -------
          Total revenue.....................................    116,291      43,235      72,065
Interest expense............................................      7,880       8,737      20,249
Other operating expense.....................................      2,290       1,600       1,582
                                                               --------     -------     -------
          Total expense.....................................     10,170      10,337      21,831
                                                               --------     -------     -------
          Earnings before income tax benefit................    106,121      32,898      50,234
Income tax expense (benefit)................................        293       2,701      (5,234)
                                                               --------     -------     -------
          NET EARNINGS......................................   $105,828     $30,197     $55,468
                                                               ========     =======     =======

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2002        2001        2000
                                                              ----------   ---------   ---------
Net earnings................................................   $105,828     $30,197     $55,468
Other comprehensive income, net of tax:
Foreign currency translation adjustment.....................         50        (279)       (172)
Gains (losses) in fair value of subsidiaries' foreign
  currency forward contracts recorded as a hedge, net of
  income tax charge (benefit) of $(13) in 2002 and $13 in
  2001......................................................        (24)         24          --
Investment gains (losses):
  Consolidated subsidiaries' investment gains during the
     year, net of deferred tax charge of, $8,040 in 2002;
     $1,137 in 2001; and $2,386 in 2000.....................     14,533       2,297       4,118
  Less consolidated subsidiaries' reclassification
     adjustments for (gains) losses included in net
     earnings, net of deferred tax (charge) benefit of
     $(159) in 2002; $(138) in 2001; and $1,862 in 2000
                                                                   (294)       (255)      3,459
                                                               --------     -------     -------
Other comprehensive income..................................     14,265       1,787       7,405
                                                               --------     -------     -------
          COMPREHENSIVE INCOME..............................   $120,093     $31,984     $62,873
                                                               ========     =======     =======

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002         2001        2000
                                                              ---------   ----------   --------
Cash flows from operating activities:
  Net earnings..............................................  $105,828    $  30,197    $55,468
  Adjustment to reconcile net earnings to net cash provided
     by operating activities:
  Undistributed net income of subsidiaries..................   (74,864)     (20,184)   (40,818)
  Amortization and depreciation.............................     3,279        2,586        527
  Increase in accrued interest receivable added to
     intercompany loan balances.............................    (7,277)        (835)    (5,160)
  Change in accounts payable and accrued liabilities........    (2,663)       1,181     (5,286)
  Tax benefit from exercise of stock options................     4,030       12,312      3,627
  Other, net................................................     2,088        2,000     (1,107)
                                                              --------    ---------    -------
     Cash provided by operating activities..................    30,421       27,257      7,251
Cash flows from investing activities:
  Cash contributions to subsidiaries........................   (69,007)     (84,151)    (1,130)
  Purchase of subsidiaries..................................   (24,593)     (96,405)   (10,345)
  Change in short-term investments..........................    (3,340)       1,991     (3,093)
  Change in receivable from subsidiaries....................    (1,379)     (11,317)     4,710
  Intercompany loans to subsidiaries for acquisitions.......   (16,806)      (1,275)   (16,509)
  Payments on intercompany loans to subsidiaries............    31,964       34,674     42,838
                                                              --------    ---------    -------
     Cash provided (used) by investing activities...........   (83,161)    (156,483)    16,471
Cash flows from financing activities:
  Proceeds from note payable, net of costs..................    76,000      175,401     26,470
  Payments on notes payable.................................   (27,467)    (216,523)   (57,042)
  Sale of common stock......................................    11,207      192,831     17,235
  Dividends paid............................................   (15,663)     (13,822)   (10,350)
                                                              --------    ---------    -------
     Cash provided (used) by financing activities...........    44,077      137,887    (23,687)
                                                              --------    ---------    -------
     Net change in cash.....................................    (8,663)       8,661         35
     Cash as of beginning of year...........................     8,719           58         23
                                                              --------    ---------    -------
     CASH AS OF END OF YEAR.................................  $     56    $   8,719    $    58
                                                              ========    =========    =======

                 See Notes to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                    NOTES TO CONDENSED FINANCIAL INFORMATION

     (1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2001 and 2000 condensed financial information have been reclassified to conform with the 2002 presentation. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

     (2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to us for similar debt. As of December 31, 2002, the interest rate on intercompany loans was 5.0%.

                                                                      SCHEDULE 3

                          HCC INSURANCE HOLDINGS, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

        COLUMN A              COLUMN B            COLUMN C          COLUMN D     COLUMN F      COLUMN G          COLUMN H
------------------------  -----------------   -----------------   ------------   --------   --------------   -----------------
                                                     (1)              (1)                        (2)
                                              DECEMBER 31,                             FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------------------   ---------------------------------------------
                                                FUTURE POLICY                                                BENEFITS, CLAIMS,
                                              BENEFITS, LOSSES,                                                 LOSSES AND
                           DEFERRED POLICY     CLAIMS AND LOSS      UNEARNED     PREMIUM    NET INVESTMENT      SETTLEMENT
        SEGMENTS          ACQUISITION COSTS       EXPENSES          PREMIUMS     REVENUE        INCOME           EXPENSES
------------------------  -----------------   -----------------   ------------   --------   --------------   -----------------
2002
------------------------
Insurance Company.......       $18,883           $1,234,241         $331,050     $505,521      $33,587           $306,491
Underwriting Agency.....                                                                         2,954
Intermediary............                                                                           993
Other Operations........                                                                            41
Corporate...............                                                                           194
                               -------           ----------         --------     --------      -------           --------
Total...................       $18,883           $1,234,241         $331,050     $505,521      $37,769           $306,491
                               =======           ==========         ========     ========      =======           ========
2001
------------------------
Insurance Company.......       $15,390           $1,213,761         $179,530     $342,787      $30,766           $267,390
Underwriting Agency.....                                                                         5,202
Intermediary............                                                                         2,771
Other Operations........                                                                            85
Corporate...............                                                                           814
                               -------           ----------         --------     --------      -------           --------
Total...................       $15,390           $1,213,761         $179,530     $342,787      $39,638           $267,390
                               =======           ==========         ========     ========      =======           ========
2000
------------------------
Insurance Company.......       $ 9,095           $1,030,877         $190,550     $267,647      $27,948           $198,470
Underwriting Agency.....                                                                         7,547
Intermediary............                                                                         3,335
Other Operations........                                                                           476
Corporate...............                                                                           530
                               -------           ----------         --------     --------      -------           --------
Total...................       $ 9,095           $1,030,877         $190,550     $267,647      $39,836           $198,470
                               =======           ==========         ========     ========      =======           ========

        COLUMN A              COLUMN I        COLUMN J    COLUMN K
------------------------  -----------------   ---------   --------
                                                 (3)
                              FOR THE YEARS ENDED DECEMBER 31,
                          ----------------------------------------

                           AMORTIZATION OF      OTHER
                           DEFERRED POLICY    OPERATING   PREMIUM
        SEGMENTS          ACQUISITION COSTS   EXPENSES    WRITTEN
------------------------  -----------------   ---------   --------
2002
------------------------
Insurance Company.......       $63,274        $ 40,008    $545,911
Underwriting Agency.....                        63,448
Intermediary............                        26,857
Other Operations........                           256
Corporate...............                        (2,432)
                               -------        --------    --------
Total...................       $63,274        $128,137    $545,911
                               =======        ========    ========
2001
------------------------
Insurance Company.......       $27,923        $ 53,250    $372,958
Underwriting Agency.....                        51,766
Intermediary............                        31,409
Other Operations........                         5,995
Corporate...............                        (1,539)
                               -------        --------    --------
Total...................       $27,923        $140,881    $372,958
                               =======        ========    ========
2000
------------------------
Insurance Company.......       $23,743        $ 19,849    $283,788
Underwriting Agency.....                        69,092
Intermediary............                        31,078
Other Operations........                        15,755
Corporate...............                           586
                               -------        --------    --------
Total...................       $23,743        $136,360    $283,788
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

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.

                                  REINSURANCE
                             (DOLLARS IN THOUSANDS)

              COLUMN A                 COLUMN B       COLUMN C         COLUMN D        COLUMN E       COLUMN F
-----------------------------------------------------------------------------------------------------------------
                                                                                                     PERCENT OF
                                        DIRECT     CEDED TO OTHER    ASSUMED FROM                      AMOUNT
                                        AMOUNT       COMPANIES      OTHER COMPANIES   NET AMOUNT   ASSUMED TO NET
                                      ----------   --------------   ---------------   ----------   --------------
For the year ended December 31,
  2002:
Life insurance in force.............  $1,021,600      $529,874         $     --        $491,726          --%
                                      ==========      ========         ========        ========         ===
Earned premium:
Property and liability insurance....  $  293,614      $222,906         $133,736        $204,444          65%
Accident and health insurance.......     508,237       302,711           95,551         301,077          32%
                                      ----------      --------         --------        --------
     Total..........................  $  801,851      $525,617         $229,287        $505,521          45%
                                      ==========      ========         ========        ========         ===
For the year ended December 31,
  2001:
Life insurance in force.............  $  597,886      $597,310         $     --        $    576          --%
                                      ==========      ========         ========        ========         ===
Earned premium:
Property and liability insurance....  $  284,488      $229,791         $ 95,342        $150,039          64%
Accident and health insurance.......     505,405       435,549          122,892         192,748          64%
                                      ----------      --------         --------        --------
     Total..........................  $  789,893      $665,340         $218,234        $342,787          64%
                                      ==========      ========         ========        ========         ===
For the year ended December 31,
  2000:
Life insurance in force.............  $  633,988      $633,851         $     --        $    137          --%
                                      ==========      ========         ========        ========         ===
Earned premium:
Property and liability insurance....  $  290,928      $285,020         $ 92,253        $ 98,161          94%
Accident and health insurance.......     372,530       421,928          218,884         169,486         129%
                                      ----------      --------         --------        --------
     Total..........................  $  663,458      $706,948         $311,137        $267,647         116%
                                      ==========      ========         ========        ========         ===

                                                                      SCHEDULE 5

                          HCC INSURANCE HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               2002      2001      2000
                                                              -------   -------   -------
Reserve for uncollectible reinsurance:
  Balance as of beginning of year...........................  $ 5,176   $ 4,057   $ 5,541
  Total provision charged to expense........................    5,530     1,119       465
  Total amounts written off.................................   (3,564)       --    (1,949)
                                                              -------   -------   -------
     BALANCE AS OF END OF YEAR..............................  $ 7,142   $ 5,176   $ 4,057
                                                              =======   =======   =======
Allowance for doubtful accounts:
  Balance as of beginning of year...........................  $ 2,779   $ 3,325   $ 1,729
  Acquisitions of subsidiaries..............................      455       453        --
  Total provision charged to expense........................      487     2,366     2,815
  Total amounts written off.................................   (1,442)   (3,365)   (1,219)
                                                              -------   -------   -------
     BALANCE AS OF END OF YEAR..............................  $ 2,279   $ 2,779   $ 3,325
                                                              =======   =======   =======

                               INDEX TO EXHIBITS

     (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

EXHIBIT
NUMBER
-------
(A)3.1    --   Bylaws of HCC Insurance Holdings, Inc., as amended.
(B)3.2    --   Restated Certificate of Incorporation and Amendment of
               Certificate of Incorporation of HCC Insurance Holdings,
               Inc., filed with the Delaware Secretary of State on July 23,
               1996 and May 21, 1998, respectively.
(A)4.1    --   Specimen of Common Stock Certificate, $1.00 par value, of
               HCC Insurance Holdings, Inc.
(C)10.1   --   Share Purchase Agreement dated January 29, 1999, among HCC
               Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
               Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
               Marshall Rattner, Inc., John Smith and Keith W. Steed.
(D)10.2   --   Agreement and Plan of Merger dated as of October 11, 1999
               among HCC Insurance Holdings, Inc., Merger Sub of Delaware,
               Inc. and The Centris Group, Inc.
(E)10.3   --   Agreement and Plan of Merger dated as of January 19, 2001
               among HCC Insurance Holdings, Inc., HCC Employee Benefits,
               Inc. and James Scott Schanen, Lisa Rae Schanen, Conor
               Schanen qsst, Austin Schanen qsst, Kevin Tolbert and Schanen
               Consulting Corporation.
(F)10.4   --   Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of December 17, 1999 among HCC Insurance Holdings, Inc.;
               Wells Fargo Bank (Texas), National Association; Bank of
               America, N.A.; Bank of New York; Bank One, N.A.; First Union
               National Bank; and Dresdner Bank AG, New York and Grand
               Cayman Branches.
(G)10.5   --   Amendment to Loan Agreement dated as of August 11, 2000
               among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; The Bank of New York; Bank One, N.A.;
               and Dresdner Bank AG, New York and Grand Cayman Branches.
(G)10.6   --   Second Amendment to Loan Agreement dated as of June 6, 2001 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; and The Bank of New York.
  10.7    --   Third Amendment to Loan Agreement dated as of March 21, 2003 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
               (Texas), National Association; First Union National Bank;
               Bank of America, N.A.; and The Bank of New York.
(H)10.8   --   HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock
               Option Plan.
(I)10.9   --   HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
               Plan, as amended and restated.
(I)10.10  --   HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
               as amended and restated.
(I)10.11  --   HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
               as amended and restated.
(I)10.12  --   HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock
               Option Plan, as amended and restated.
(J)10.13  --   HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan,
               as amended and restated.
  10.14   --   Form of Incentive Stock Option Agreement under the HCC
               Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
  10.15   --   Employment Agreement effective as of January 1, 2003,
               between HCC Insurance Holdings, Inc. and Stephen L. Way.
  10.16   --   Employment Agreement effective as of January 10, 2002,
               between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
  10.17   --   Employment Agreement effective as of June 3, 2002, between
               HCC Insurance Holdings, Inc. and Michael J. Schell.
(G)10.18  --   Employment Agreement effective as of January 1, 2002,
               between HCC Insurance Holdings, Inc. and Edward H. Ellis,
               Jr.

EXHIBIT
NUMBER
-------
  10.19   --   Employment Agreement effective as of January 1, 2003 between
               HCC Insurance Holdings, Inc. and Christopher L. Martin.
  12      --   Statement Regarding Computation of Ratios.
  21      --   Subsidiaries of HCC Insurance Holdings, Inc.
  23      --   Consent of Independent Accountants -- PricewaterhouseCoopers
               LLP dated March 27, 2003.
  24      --   Powers of Attorney.
  99.1    --   Certification with respect to annual report.
  99.2    --   Certification by Chief Executive Officer.
  99.3    --   Certification by Chief Financial Officer.

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

(E) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2000.

(F) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2001.

(H) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(I) Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(J) Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.