Form 10-Q
period 2003-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2003-05-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2003.

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

On May 6, 2003, there were 62.8 million shares of common stock, $1.00 par value issued and outstanding.

                         HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                       March 31, 2003 and December 31, 2002 ......................................................3

                  Condensed Consolidated Statements of Earnings
                       For the three months ended March 31, 2003 and 2002 ........................................4

                  Condensed Consolidated Statements of Changes in Shareholders'
                       Equity For the three months ended March 31, 2003 and for
                       the year ended December 31, 2002 ..........................................................5

                  Condensed Consolidated Statements of Cash Flows
                       For the three months ended March 31, 2003 and 2002 ........................................7

                  Notes to Condensed Consolidated Financial Statements............................................8

         Item 2.  Management's Discussion and Analysis...........................................................19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................23

         Item 4.  Controls and Procedures........................................................................23

Part II. OTHER INFORMATION
         Item 1.  Legal Procedures...............................................................................24

         Item 6.  Exhibits and Reports on Form 8-K...............................................................24

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets


                (unaudited, in thousands, except per share data)

                                                                                    March 31, 2003         December 31, 2002
                                                                                    --------------         -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2003 - $821,003; 2002 - $807,772)                                        $  854,671               $  841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,331; 2002 - $15,815)                                              15,132                   15,609
   Short-term investments, at cost, which approximates market                             455,604                  307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,175; 2002 - $3,264)                                                 2,175                    3,264
                                                                                       ----------               ----------
      Total investments                                                                 1,327,582                1,167,636

Cash                                                                                       18,776                   40,306
Restricted cash                                                                           208,150                  189,396
Premium, claims and other receivables                                                     814,199                  753,527
Reinsurance recoverables                                                                  845,966                  798,934
Ceded unearned premium                                                                    188,655                  164,224
Ceded life and annuity benefits                                                            78,675                   78,951
Deferred policy acquisition costs                                                          80,959                   68,846
Goodwill                                                                                  336,945                  335,288
Other assets                                                                              162,521                  107,043
                                                                                       ----------               ----------

      TOTAL ASSETS                                                                     $4,062,428               $3,704,151
                                                                                       ==========               ==========

LIABILITIES

Loss and loss adjustment expense payable                                               $1,234,211               $1,155,290
Life and annuity policy benefits                                                           78,675                   78,951
Reinsurance balances payable                                                              195,494                  166,659
Unearned premium                                                                          387,274                  331,050
Deferred ceding commissions                                                                56,708                   49,963
Premium and claims payable                                                                810,028                  749,523
Notes payable                                                                             311,692                  230,027
Accounts payable and accrued liabilities                                                   75,454                   59,781
                                                                                       ----------               ----------
      Total liabilities                                                                 3,149,536                2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 62,679; 2002 - 62,358)                            62,679                   62,358
Additional paid-in capital                                                                420,692                  416,406
Retained earnings                                                                         409,579                  383,378
Accumulated other comprehensive income                                                     19,942                   20,765
                                                                                       ----------               ----------
      Total shareholders' equity                                                          912,892                  882,907
                                                                                       ----------               ----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $4,062,428               $3,704,151
                                                                                       ==========               ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                                                     For the three months ended March 31,
                                                                                         2003                     2002
                                                                                -----------------------  -----------------------
REVENUE

Net earned premium                                                                $          162,422       $          111,478
Management fees                                                                               24,870                   19,412
Commission income                                                                             11,507                   10,160
Net investment income                                                                         10,998                    8,694
Net realized investment gain (loss)                                                              (21)                     502
Other operating income                                                                           897                    1,463
                                                                                  ------------------       ------------------
      Total revenue                                                                          210,673                  151,709

EXPENSE

Loss and loss adjustment expense                                                             100,032                   68,331

Operating expense:
   Policy acquisition costs, net                                                              20,511                   13,054
   Compensation expense                                                                       26,351                   19,626
   Other operating expense                                                                    14,840                   12,600
                                                                                  ------------------       ------------------
      Net operating expense                                                                   61,702                   45,280

Interest expense                                                                               1,682                    2,378
                                                                                  ------------------       ------------------

      Total expense                                                                          163,416                  115,989
                                                                                  ------------------       ------------------

      Earnings before income tax provision                                                    47,257                   35,720

Income tax provision                                                                          16,982                   12,438
                                                                                  ------------------       ------------------

        Net earnings                                                              $           30,275       $           23,282
                                                                                  ==================       ==================
BASIC EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.48       $             0.38
                                                                                  ==================       ==================
Weighted average shares outstanding                                                           62,637                   61,936
                                                                                  ==================       ==================
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                                                $             0.48       $             0.37
                                                                                  ==================       ==================

Weighted average shares outstanding                                                           63,335                   62,713
                                                                                  ==================       ==================

Cash dividends declared, per share                                                $            0.065       $           0.0625
                                                                                  ==================       ==================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                  For the three months ended March 31, 2003 and
                      for the year ended December 31, 2002

                (unaudited, in thousands, except per share data)

                                                                                     Accumulated
                                                          Additional                    other            Total
                                                Common     paid-in      Retained    comprehensive     shareholders'
                                                 stock     capital      earnings        income           equity
                                                ------    ----------    --------    -------------     -------------
BALANCE AS OF DECEMBER 31, 2001                $ 61,438   $  402,089   $ 293,426    $    6,500         $  763,453

Net earnings                                         --           --     105,828            --            105,828

Other comprehensive income                           --           --          --        14,265             14,265
                                                                                                       ----------
     Comprehensive income                                                                                 120,093

817 shares of common stock issued
   for exercise of options, including
   tax benefit of $4,030                            817       14,420          --           --              15,237

Issuance of 103 shares of
   contractually issuable common stock              103         (103)         --           --                  --

Cash dividends declared, $0.255 per share            --           --     (15,876)          --             (15,876)
                                               --------   ----------   ---------    ----------         ----------

    BALANCE AS OF DECEMBER 31, 2002            $ 62,358   $  416,406   $ 383,378    $   20,765         $  882,907
                                               ========   ==========   =========    ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                  For the three months ended March 31, 2003 and
                      for the year ended December 31, 2002

           (unaudited, in thousands, except per share data, continued)

                                                                                     Accumulated
                                                          Additional                    other            Total
                                                Common     paid-in      Retained    comprehensive     shareholders'
                                                 stock     capital      earnings        income           equity
                                                ------    ----------    --------    -------------     -------------
BALANCE AS OF DECEMBER 31, 2002                $ 62,358   $  416,406   $ 383,378    $   20,765         $  882,907

Net earnings                                         --           --      30,275            --             30,275

Other comprehensive income (loss)                    --           --          --          (823)              (823)
                                                                                                       ----------
     Comprehensive income                                                                                  29,452

269 shares of common stock issued
   for exercise of options, including
   tax benefit of $876                              269        4,338          --           --               4,607

Issuance of 52 shares of
   contractually issuable common stock               52          (52)         --           --                  --

Cash dividends declared, $0.065 per share            --           --      (4,074)          --              (4,074)
                                               --------   ----------   ---------    ----------         ----------

    BALANCE AS OF MARCH 31, 2003               $ 62,679   $  420,692   $ 409,579    $   19,942         $  912,892
                                               ========   ==========   =========    ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                                                     For the three months ended March 31,
                                                                                         2003                     2002
                                                                                   -----------------        -----------------
Cash flows from operating activities:
  Net earnings                                                                     $          30,275        $          23,282
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                                        (62,217)                   9,286
      Change in reinsurance recoverables                                                     (47,032)                     617
      Change in ceded unearned premium                                                       (24,431)                  (2,488)
      Change in loss and loss adjustment expense payable                                      78,921                   17,100
      Change in reinsurance balances payable                                                  28,835                    3,147
      Change in unearned premium                                                              56,224                   12,138
      Change in premium and claims payable, net of restricted cash                            41,751                  (54,819)
      Depreciation and amortization expense                                                    2,976                    2,747
      Other, net                                                                              (3,431)                   2,092
                                                                                   -----------------        -----------------
         Cash provided by operating activities                                               101,871                   13,102

Cash flows from investing activities:
  Sales of fixed income securities                                                            95,229                   68,311
  Maturity or call of fixed income securities                                                 27,358                    9,812
  Sales of equity securities                                                                     983                    1,189
  Change in short-term investments                                                          (148,199)                  (1,193)
  Cost of securities acquired                                                               (164,237)                 (92,951)
  Purchases of property and equipment                                                         (1,523)                  (1,325)
                                                                                   -----------------        -----------------
      Cash used by investing activities                                                     (190,389)                 (16,157)

Cash flows from financing activities:
  Proceeds from notes payable, net of costs                                                  134,845                    --
  Sale of common stock                                                                         3,731                    6,570
  Payments on notes payable                                                                  (67,527)                  (2,527)
  Dividends paid and other, net                                                               (4,061)                  (5,067)
                                                                                   -----------------        -----------------
      Cash provided (used) by financing activities                                            66,988                   (1,024)
                                                                                   -----------------        -----------------

      Net change in cash                                                                     (21,530)                  (4,079)

      Cash at beginning of period                                                             40,306                   16,891
                                                                                   -----------------        -----------------

      CASH AT END OF PERIOD                                                        $          18,776        $          12,812
                                                                                   =================        =================

See Notes to Condensed Consolidated Financial Statement

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                (unaudited, in thousands, except per share data)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. and its subsidiaries ("we," "us" and "our") provide specialized property and casualty and accident and health insurance coverages, underwriting agency and intermediary services to commercial customers and individuals. Our lines of business include group life, accident and health; aviation; our London market account (which includes energy, marine, property and some accident and health); diversified financial products (which includes directors and officers liability, errors and omissions, employment practices liability and surety); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom and Spain, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2002, and the condensed consolidated statement of changes in shareholders' equity for the year then ended were derived from audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America.

      During the fourth quarter of 2002, we completed three acquisitions. The results of operations of these entities are included in our consolidated financial statements beginning on the effective date of each transaction. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2002 do not contain any activity generated by these three entities. We are still in the process of completing the purchase price allocations for two of these acquisitions, as we are still gathering some of the information needed to make the required calculations and, additionally, in the case of HCC Europe, we have not yet completed the final determination of the purchase price, which will be based upon an agreed-upon final closing date balance sheet. Any subsequent net adjustment will result in a change to recorded goodwill.

      During the first quarter of 2003, we adopted prospectively Financial Accounting Standards Board Interpretation ("FIN") No. 46 entitled "Consolidation of Variable Interest Entities". We now consolidate an investment in a partnership that owns an office building leased to unaffiliated third parties, whereas previously we used the equity method of accounting to account for this investment. The partnership is not material to our financial position, results of operations or cash flows.

      Income Tax

      For the three months ended March 31, 2003 and 2002, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(1)   GENERAL INFORMATION, CONTINUED

      Stock Options

      We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation".

                                                                      For the three months ended March 31,
                                                                        2003                 2002
                                                                      --------             --------
       Reported net earnings                                          $ 30,275             $ 23,282
       Stock-based compensation using the fair value
           method, net of income tax                                    (1,939)              (1,085)
                                                                      --------             --------

       Pro forma net earnings                                         $ 28,336             $ 22,197
                                                                      ========             ========

       Reported basic earnings per share                              $   0.48             $   0.38
       Fair value stock-based compensation                               (0.03)               (0.02)
                                                                      --------             --------

       Pro forma basic earnings per share                             $   0.45             $   0.36
                                                                      ========             ========

       Reported diluted earnings per share                              $ 0.48               $ 0.37
       Fair value stock-based compensation                               (0.03)               (0.02)
                                                                      --------             --------

       Pro forma diluted earnings per share                           $   0.45             $   0.35
                                                                      ========             ========

      Reclassifications

      Certain amounts in our 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



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

                                                                                                            Loss and Loss
                                                                    Written               Earned             Adjustment
                                                                    Premium               Premium              Expense
                                                               -------------------  -------------------- --------------------

        For the three months ended March 31, 2003:

        Direct business                                         $       296,780      $       255,871      $       167,216
        Reinsurance assumed                                              82,668               61,948               51,827
        Reinsurance ceded                                              (186,947)            (155,397)            (119,011)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       192,501      $       162,422      $       100,032
                                                                ===============      ===============      ===============
        For the three months ended March 31, 2002:

        Direct business                                         $       192,090      $       184,559      $       143,216
        Reinsurance assumed                                              55,678               49,528               19,100
        Reinsurance ceded                                              (125,496)            (122,609)             (93,985)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       122,272      $       111,478      $        68,331
                                                                ===============      ===============      ===============


        The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                                 March 31, 2003         December 31, 2002
                                                                              --------------------    ----------------------
        Reinsurance recoverable on paid losses                                 $           117,638      $           108,104
        Reinsurance recoverable on outstanding losses                                      289,516                  304,220
        Reinsurance recoverable on incurred but not reported losses                        446,548                  393,752
        Reserve for uncollectible reinsurance                                               (7,736)                  (7,142)
                                                                               -------------------      -------------------

              TOTAL REINSURANCE RECOVERABLES                                   $           845,966      $           798,934
                                                                               ===================      ===================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)




(2)   REINSURANCE, CONTINUED

      Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                                                                                March 31, 2003         December 31, 2002
                                                                                --------------         -----------------
       Payables to reinsurers                                                   $      268,777         $         235,727
       Letters of credit                                                               140,979                   141,490
       Cash deposits                                                                     9,014                     9,384
                                                                                --------------         -----------------

             TOTAL CREDITS                                                      $      418,770         $         386,601
                                                                                ==============         =================

      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                                March 31, 2003         December 31, 2002
                                                                                --------------         -----------------
       Loss and loss adjustment expense payable                                 $    1,234,211         $       1,155,290
       Reinsurance recoverable on outstanding losses                                  (289,516)                 (304,220)
       Reinsurance recoverable on incurred but not reported losses                    (446,548)                 (393,752)
                                                                                --------------         -----------------

             NET RESERVES                                                       $      498,147         $         457,318
                                                                                ==============         =================

       Unearned premium                                                         $      387,274         $         331,050
       Ceded unearned premium                                                         (188,655)                 (164,224)
                                                                                --------------         -----------------

             NET UNEARNED PREMIUM                                               $      198,619         $         166,826
                                                                                ==============         =================

       Deferred policy acquisition costs                                        $       80,959         $          68,846
       Deferred ceding commissions                                                     (56,708)                  (49,963)
                                                                                --------------         -----------------

             NET DEFERRED POLICY ACQUISITION COSTS                              $       24,251         $          18,883
                                                                                ==============         =================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(2)   REINSURANCE, CONTINUED

      We have a reserve of $7.7 million as of March 31, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

      A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of March 31, 2003, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $4.2 million which had not been paid to us under the agreements and we estimate that there could be up to an additional
      $9.5 million of incurred losses and loss expenses and other balances which become due under the subject agreements.

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

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the three months ended March 31, 2003:

Revenue:
   Domestic                            $   128,860     $  21,094     $   5,539        $     447      $       1       $ 155,941
   Foreign                                  43,889         4,576         6,267               --             --          54,732
   Inter-segment                                --        11,739           217               --             --          11,956
                                       --------------------------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE            $   172,749     $  37,409     $  12,023        $     447      $       1         222,629
                                       ============================================================================

   Inter-segment revenue                                                                                               (11,956)
                                                                                                                   ----------------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 210,673
                                                                                                                   ================

Net earnings:
   Domestic                            $    15,973     $   8,745     $   1,542        $    (590)     $    (219)      $  25,451
   Foreign                                   3,387         1,171         1,157               --             --           5,715
                                       --------------------------------------------------------------------------------------------

      TOTAL SEGMENT NET EARNINGS       $    19,360     $   9,916     $   2,699        $    (590)     $    (219)         31,166
        (LOSS)
                                       ============================================================================

     Inter-segment eliminations                                                                                           (891)
                                                                                                                   ----------------

      CONSOLIDATED NET EARNINGS                                                                                      $  30,275
                                                                                                                   ================

Other items:
   Net investment income               $    10,030     $     749     $     184        $       4      $      31       $  10,998
   Depreciation and amortization               821         1,595            82              239            239           2,976
   Interest expense (benefit)                    9         1,812           638              193           (970)          1,682
   Capital expenditures                        440           517           301               --            265           1,523

   Income tax provision  (benefit)           8,761         5,834         2,021             (282)           758          17,092
   Inter-segment eliminations                                                                                             (110)
                                                                                                                   ----------------

      CONSOLIDATED INCOME TAX PROVISION                                                                              $  16,982
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance   Underwriting                       Other
                                          Company       Agency       Intermediary     Operations      Corporate         Total
                                       --------------------------------------------------------------------------------------------
For the three months ended March 31, 2002:

Revenue:
   Domestic                            $   103,413     $  19,706     $   5,139        $     293      $     613       $ 129,164
   Foreign                                  16,795           507         5,243               --             --          22,545
   Inter-segment                              --           6,135           256               --             --           6,391
                                       --------------------------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE            $   120,208     $  26,348     $  10,638        $     293      $     613         158,100
                                       ============================================================================

   Inter-segment revenue                                                                                                (6,391)
                                                                                                                   ----------------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 151,709
                                                                                                                   ================


Net earnings:
   Domestic                            $    14,364     $   5,235     $     565        $      65      $   1,348       $  21,577
   Foreign                                     536           258         1,144               --             --           1,938
                                       --------------------------------------------------------------------------------------------

      TOTAL SEGMENT NET EARNINGS       $    14,900     $   5,493     $   1,709        $      65      $   1,348          23,515
                                       ============================================================================

     Inter-segment eliminations                                                                                           (233)
                                                                                                                   ----------------

      CONSOLIDATED NET EARNINGS                                                                                      $  23,282
                                                                                                                   ================
Other items:
   Net investment income               $     7,692     $     715     $     222        $      20      $      45       $   8,694
   Depreciation and amortization               758         1,607            86               50            246           2,747
   Interest expense (benefit)                   73         1,986           644               --           (325)          2,378
   Capital expenditures                        502           424           290               --            109           1,325

   Income tax provision (benefit)            7,319         3,137         1,701               (9)           449          12,597
   Inter-segment eliminations                                                                                             (159)
                                                                                                                   ----------------

      CONSOLIDATED INCOME TAX PROVISION                                                                              $  12,438
                                                                                                                   ================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

      The following tables present revenue by line of business within each operating segment for the periods indicated:

                                                                                       For the three months ended March 31,
                                                                                           2003                   2002
                                                                                       -------------         --------------
      Insurance company:

         Group life, accident and health                                               $      71,983         $      51,567
         Diversified financial products                                                       18,306                 2,703
         London market account                                                                29,376                16,252
         Aviation                                                                             23,882                25,183
         Other specialty lines of business                                                     9,528                 3,635
                                                                                       -------------         -------------
                                                                                             153,075                99,340
         Discontinued lines of business                                                        9,347                12,138
                                                                                       -------------         -------------

           TOTAL NET EARNED PREMIUM                                                    $     162,422         $     111,478
                                                                                       =============         =============

      Underwriting agency:

         Group life, accident and health                                               $       8,521          $     11,733
         Property and casualty                                                                16,349                 7,679
                                                                                       -------------         -------------

           TOTAL MANAGEMENT FEES                                                       $      24,870          $     19,412
                                                                                       =============         =============
      Intermediary:

         Group life, accident and health                                               $       8,266          $      8,022
         Property and casualty                                                                 3,241                 2,138
                                                                                       -------------         -------------

           TOTAL COMMISSION INCOME                                                     $      11,507          $     10,160
                                                                                       =============         =============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                                                 For the three months ended March 31,
                                                                                    2003                       2002
                                                                              ---------------             ---------------

       Net earnings                                                           $        30,275             $        23,282
                                                                              ===============             ===============

       Reconciliation of number of shares outstanding:

       Shares of common stock outstanding at period end                                62,679                      62,023
       Effect of common shares issued during the period                                   (42)                       (139)
       Common shares contractually issuable in the future                                  --                          52
                                                                              ---------------             ---------------

          Weighted average common shares outstanding                                   62,637                      61,936

       Additional dilutive effect of outstanding options
          (as determined by the application of the
          treasury stock method)                                                          698                         777
                                                                              ---------------             ---------------

          Weighted average common shares and
             potential common shares outstanding                                       63,335                      62,713
                                                                              ===============             ===============

       Anti-dilutive shares not included in computation                                 2,218                         362
                                                                              ===============             ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


(5)   NOTES PAYABLE

      The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets.

                                                                                   March 31, 2003       December 31, 2002
                                                                                  ---------------       -----------------
      1.3% Convertible notes                                                      $       125,000       $              --
      2% Convertible notes                                                                172,451                 172,451
      $200 million revolving loan facility                                                    --                   53,000
      Other debt                                                                           14,241                   4,576
                                                                                  ---------------       -----------------
                TOTAL NOTES PAYABLE                                               $       311,692       $         230,027
                                                                                  ===============       =================

      In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% Convertible Notes due in 2023. Each $1 thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the note plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering, which is being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder is available to assist in financing future acquisitions and strategic investments and for general corporate purposes.


 (6)  SUPPLEMENTAL INFORMATION

      Supplemental information for the three months ended March 31, 2003 and 2002, is summarized below:

                                                                                       2003                   2002
                                                                                  ---------------        ---------------
      Interest paid                                                               $         2,431        $         2,070
      Income tax paid                                                                       5,931                  1,565
      Comprehensive income                                                                 29,452                 20,121
      Ceding commissions netted with policy acquisition costs                              44,603                 33,211

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


(7)   COMMITMENTS AND CONTINGENCIES

      In addition to the matters discussed in Note (2) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We are also presently engaged in litigation, along with other insurers, with a state health insurance association concerning the change in calculation methodology of its assessments. We do not believe the resolution of any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Three months ended March 31, 2003 versus three months ended March 31, 2002

Results of Operations

Total revenue increased 39% to $210.7 million for the first quarter of 2003 from $151.7 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all three operating segments and subsidiaries acquired during the fourth quarter of 2002.

Net investment income increased 27% to $11.0 million for the first quarter of 2003 from $8.7 million for the same period in 2002. This increase was due to the higher level of invested assets resulting primarily from cash flow generated by operating activities and from the insurance company we acquired in December, 2002. Cash flow from operating activities was $101.9 million for the first quarter of 2003 compared to $13.1 million for the same period in 2002, continuing a trend of increasing operating cash flow that began in 2002. The majority of the increase in cash flow from operations results from increased earnings and net premium flow into our insurance companies. We expect the positive cash flow provided by operating activities to continue, most of which will increase invested assets and thus the related investment income. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short average duration, and would be available to be invested on a longer term basis to take advantage of higher rates. For the first quarter of 2003 our annualized, weighted average, tax equivalent yield was 3.9% compared to 4.7% for the same period in 2002.

Compensation expense increased to $26.4 million during the first quarter of 2003 from $19.6 million for the same period in 2002. Most of the increase is due to subsidiaries acquired during the fourth quarter of 2002. Other operating expense increased to $14.8 million during the first quarter of 2003 compared to $12.6 million in 2002 for the same reason.

Interest expense was $1.7 million for the first quarter of 2003 compared to $2.4 million for the same period in 2002. Included in the 2002 amount is $1.1 million representing the amortization of underwriting discounts and expenses of our issuance related to our 2% convertible notes.

Income tax expense was $17.0 million for the first quarter of 2003 compared to $12.4 million for the same period in 2002. Our effective tax rate was 35.9% in the 2003 quarter compared to 34.8% in 2002.

Net earnings increased 30% to $30.3 million, or $0.48 per diluted share, for the first quarter of 2003 from $23.3 million, or $0.37 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue.

At March 31, 2003, total assets exceeded $4.0 billion for the first time, shareholders equity was $912.9 million and book value per share was $14.56, up from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                              Gross             Net               Net             Net
                                             written          written           earned           loss
                                             premium          premium           premium          ratio
                                          --------------   ---------------  ----------------  ------------
For the three months ended March 31, 2003:

Group life, accident and health             $  139,320       $     76,185     $      71,983         63.6%
Diversified financial products                 107,320             33,307            18,306         43.7
London market accounts                          60,718             37,232            29,376         42.2
Aviation                                        44,531             20,679            23,882         65.5
Other specialty lines of business               20,880             17,450             9,528         66.2
                                            ----------       ------------     -------------    ---------
                                               372,769            184,853           153,075         57.5
Discontinued lines of business                   6,679              7,648             9,347        127.7
                                            ----------       ------------     -------------    ---------

             TOTALS                         $  379,448       $    192,501     $     162,422         61.6%
                                            ==========       ============     =============

                                                                           Expense Ratio            27.2
                                                                                               ---------

                                                                           Combined Ratio           88.8%
                                                                                               =========


                                              Gross             Net               Net             Net
                                             written          written           earned           loss
                                             premium          premium           premium          ratio
                                          --------------   ---------------  ----------------  ------------
For the three months ended March 31, 2002:

Group life, accident and health             $  122,904       $     51,820     $      51,567         62.0%
Diversified financial products                  15,813              7,341             2,703         36.0
London market accounts                          47,545             28,536            16,252         44.6
Aviation                                        44,114             22,633            25,183         58.5
Other specialty lines of business                4,202              3,581             3,635         93.8
                                            ----------       ------------     -------------    ---------
                                               234,578            113,911            99,340         58.7
Discontinued lines of business                  13,190              8,361            12,138         82.3
                                            ----------       ------------     -------------    ---------

             TOTALS                         $  247,768       $    122,272     $     111,478         61.3%
                                            ==========       ============     =============

                                                                           Expense Ratio            26.0
                                                                                               ---------

                                                                           Combined Ratio           87.3%
                                                                                               =========

Gross written premium increased 53% to $379.4 million for the first quarter of 2003 from $247.8 million for the same period in 2002. All of the lines of business showed some increase as a result of increases in premium rates as well as organic growth, but the largest growth was the diversified financial products line of business, which our insurance companies began writing in 2002. Net written premium for the first quarter of 2003 increased 57% to $192.5 million and net earned premium increased 46% to $162.4 million, both due principally to the growth in gross premium. The increase in premium is expected to continue throughout 2003 and into 2004.

Loss and loss adjustment expense was $100.0 million for the first quarter of 2003 compared to $68.3 million for the same period in 2002. The net loss ratio was 61.6% for the first quarter of 2003 compared to 61.3% for the same period in 2002. For the same period, the gross loss ratio was 68.9% in 2003 compared to 69.3% in 2002. Prior year net reserve deficiency included in loss and loss adjustment expense approximated $1.3 million for the first quarter of 2003 compared to a redundancy of $1.8 million for the same period in 2002. The deficiency and redundancy resulted from the settlement of claims for different amounts than previously reserved.

The loss ratio in the aviation line of business increased slightly from the first quarter of 2002 principally due to some adverse development on a few old claims plus a bad month of March 2003. Loss experience in the other specialty lines improved in 2003 to a more usual level from the prior year. The loss ratio in the discontinued lines of business increased in the first quarter of 2003 primarily due to prior year reserve development as we increase reserves towards the mid level of the actuarial range.

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $20.5 million during the first quarter of 2003, from $13.1 million in the same period in 2002. This increase is due to and in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $19.4 million in the first quarter of 2003 from $14.9 million for the same period in 2002 due to increased premium volume and continuing profitable underwriting results. We expect this growth to continue into 2004.

Underwriting Agencies

Management fees increased 28% to $24.9 million for the first quarter of 2003 compared to $19.4 million for the same period in 2002. This growth was both from acquisitions made during the fourth quarter of 2002 and from internal growth at our underwriting agencies. Net earnings in this segment increased to $9.9 million in the first quarter of 2003 from $5.5 million in 2002 for the same reasons and we expect this growth to continue into 2004.

Intermediaries

Commission income increased 13% to $11.5 million for the first quarter of 2003 compared to $10.2 million for the same period in 2002 due to improved market conditions and growth in non-affiliated business. Net earnings of our intermediaries increased to $2.7 million for the first quarter of 2003 compared to $1.7 million for the same period of 2002 for the same reason. We expect continued improvement in the intermediary segment during the remainder of 2003.

Other Operations

There was very little activity in the other operations segment during either first quarter. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period.

Corporate

The net loss of the corporate segment was $0.2 million for the first quarter of 2003 compared to net earnings of $1.3 million for the same period in 2002. This resulted from the difference between years in intersegment income tax adjustments and the adjustment of certain accruals to their ultimate liability, which positively affected the 2002 quarter.

Liquidity and Capital Resources

We receive substantial cash from premiums, reinsurance recoverables, management fees and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $138.4 million, or 11%, during the first quarter of 2003 and totaled $1.3 billion as of March 31, 2003 of which $474.4 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows and part of the proceeds from the 1.3% Convertible Notes discussed below.

In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% Convertible Notes due in 2023. Each $1 thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the note plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering, which is being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder is available to assist in financing future acquisitions and strategic investments and for general corporate purposes.

Reinsurance recoverables increased during the first quarter of 2003 due to the increase in reinsurance recoverables on incurred but not reported losses. A significant portion of this increase comes from the diversified financial products line of business, new in 2002, which is more heavily reinsured than our other lines of business. Reinsurance recoverables on outstanding losses was slightly reduced during the first quarter of 2003, but this was offset by a slight increase in reinsurance recoverables on paid losses.

We have a reserve of $7.7 million as of March 31, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of March 31, 2003, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $4.2 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $9.5 million of incurred losses and loss expenses and other balances which become due under the subject agreements.

We believe that our operating cash flows, short-term investments, bank facility and shelf registration on file with the United states Securities and Exchange Commission will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

a.    Evaluation of disclosure controls and procedures.

      Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was performed under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to HCC Insurance Holdings, Inc. and its subsidiaries required to be included in our periodic SEC filings.

b.    Changes in internal controls.

      There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings

           In addition to the matters discussed in Note (2) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We are also presently engaged in litigation, along with other insurers, with a state health insurance association concerning the change in calculation methodology of its assessments. We do not believe the resolution of any of these matters will have a material adverse effect on our financial condition, results of operations or cash flows.


Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits

                    99.1     Certification with respect to quarterly report.
                    99.2     Certification by Chief Executive Officer.
                    99.3     Certification by Chief Financial Officer.

           (b)      Reports on Form 8-K

                    On January 28, 2003, we furnished on Form 8-K the text material used for presentations at various investor conferences.

                    On February 20, 2003, we reported on Form 8-K our announcement of financial results for the fourth quarter and full year of 2002.

                    On March 3, 2003, we furnished on Form 8-K the text materials used for presentations at various investor conferences.

                    On March 28, 2003, we reported on Form 8-K our public offering of 1.3% Convertible Notes due in 2023 and filed various exhibits related thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HCC Insurance Holdings, Inc.
                                ----------------------------------------------
                                                   (Registrant)


     May 12, 2003                           /s/ Stephen L. Way
----------------------          ----------------------------------------------
       (Date)                      Stephen L. Way,  Chairman of the Board,
                                    Chief Executive Officer and President


     May 12, 2003                        /s/ Edward H. Ellis, Jr.
----------------------          ----------------------------------------------
       (Date)                   Edward H. Ellis, Jr., Executive Vice President
                                        and Chief Financial Officer

INDEX TO EXHBIT

Exhibit No.              Description
-----------              -----------

   99.1                  Certification with respect to quarterly report.
   99.2                  Certification by Chief Executive Officer.
   99.3                  Certification by Chief Financial Officer.