Form 10-Q
period 2003-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2003-08-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________


Commission file number                                 001-13790
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

On August 1, 2003, there were 63.7 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.

                                      INDEX

                                                                                                                PAGE NO.
                                                                                                                --------

Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                    June 30, 2003 and December 31, 2002 .......................................................     3

                  Condensed Consolidated Statements of Earnings
                    For the six months and three months ended June 30, 2003 and 2002 ..........................     4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                    For the six months ended June 30, 2003.....................................................     5

                  Condensed Consolidated Statements of Cash Flows
                    For the six months and three months ended June 30, 2003 and 2002 ..........................     6

                  Notes to Condensed Consolidated Financial Statements.........................................     7

         Item 2.  Management's Discussion and Analysis.........................................................    20

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................    27

         Item 4.  Controls and Procedures......................................................................    28

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings.............................................................................   29

         Item 4.  Submission of Matters to Vote of Security Holders............................................    29

         Item 6.  Exhibits and Reports on Form 8-K.............................................................    30

Signatures.....................................................................................................    30

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)


                                                                       June 30, 2003    December 31, 2002
                                                                       -------------    -----------------
ASSETS
Investments:
   Fixed income securities, at market
      (cost:  2003 - $976,833; 2002 - $807,772)                         $1,019,438         $  841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,118; 2002 - $15,815)                               15,120             15,609
   Short-term investments, at cost, which approximates market              396,977            307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,170; 2002 - $3,264)                                  2,170              3,264
                                                                        ----------         ----------
      Total investments                                                  1,433,705          1,167,636

Cash                                                                        16,259             40,306
Restricted cash                                                            224,909            189,396
Premium, claims and other receivables                                      923,473            753,527
Reinsurance recoverables                                                   863,018            798,934
Ceded unearned premium                                                     230,037            164,224
Ceded life and annuity benefits                                             78,575             78,951
Deferred policy acquisition costs                                          101,873             68,846
Goodwill                                                                   334,360            335,288
Other assets                                                               157,153            107,043
                                                                        ----------         ----------

      TOTAL ASSETS                                                      $4,363,362         $3,704,151
                                                                        ==========         ==========

LIABILITIES

Loss and loss adjustment expense payable                                $1,305,123         $1,155,290
Life and annuity policy benefits                                            78,575             78,951
Reinsurance balances payable                                               230,924            166,659
Unearned premium                                                           497,770            331,050
Deferred ceding commissions                                                 68,028             49,963
Premium and claims payable                                                 850,389            749,523
Notes payable                                                              311,639            230,027
Accounts payable and accrued liabilities                                    60,131             59,781
                                                                        ----------         ----------

      Total liabilities                                                  3,402,579          2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 63,188; 2002 - 62,358)             63,188             62,358
Additional paid-in capital                                                 429,868            416,406
Retained earnings                                                          440,113            383,378
Accumulated other comprehensive income                                      27,614             20,765
                                                                        ----------         ----------

      Total shareholders' equity                                           960,783            882,907
                                                                        ----------         ----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $4,363,362         $3,704,151
                                                                        ==========         ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                      For the six months ended June 30,         For the three months ended June 30,
                                                         2003                  2002                 2003                   2002
                                                      ----------            -----------         ------------            -----------

REVENUE

Net earned premium                                    $  345,914            $  226,105            $  183,492            $  114,627
Management fees                                           49,541                38,995                27,083                19,583
Commission income                                         28,352                21,228                14,432                11,068
Net investment income                                     22,870                17,984                11,873                 9,290
Net realized investment gain                                 184                 1,169                   205                   667
Other operating income                                     5,139                 2,140                 4,242                   677
                                                      ----------            ----------            ----------            ----------

      Total revenue                                      452,000               307,621               241,327               155,912

EXPENSE

Loss and loss adjustment expense                         220,112               136,083               120,080                67,752

Operating expense:
   Policy acquisition costs, net                          41,458                25,534                20,947                12,480
   Compensation expense                                   55,068                39,541                28,717                19,915
   Other operating expense                                29,612                23,992                14,772                11,392
                                                      ----------            ----------            ----------            ----------
      Net operating expense                              126,138                89,067                64,436                43,787

Interest expense                                           3,596                 4,841                 1,914                 2,463
                                                      ----------            ----------            ----------            ----------

      Total expense                                      349,846               229,991               186,430               114,002
                                                      ----------            ----------            ----------            ----------

      Earnings before income tax provision               102,154                77,630                54,897                41,910

Income tax provision                                      37,217                27,566                20,235                15,128
                                                      ----------            ----------            ----------            ----------

        Net earnings                                  $   64,937            $   50,064            $   34,662            $   26,782
                                                      ==========            ==========            ==========            ==========

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                    $     1.03            $     0.81            $     0.55            $     0.43
                                                      ==========            ==========            ==========            ==========

Weighted average shares outstanding                       62,753                62,087                62,867                62,236
                                                      ==========            ==========            ==========            ==========

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                    $     1.02            $     0.80            $     0.54            $     0.43
                                                      ==========            ==========            ==========            ==========

Weighted average shares outstanding                       63,667                62,805                63,990                62,889
                                                      ==========            ==========            ==========            ==========

Cash dividends declared, per share                    $     0.13            $    0.125            $    0.065            $   0.0625
                                                      ==========            ==========            ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                     For the six months ended June 30, 2003

           (unaudited, in thousands, except per share data, continued)



                                                                                                      Accumulated
                                                                      Additional                         other            Total
                                                       Common          paid-in         Retained       comprehensive   shareholders'
                                                        Stock          Capital         earnings          income          equity
                                                      ---------       ----------       ---------      -------------   -------------
BALANCE AS OF DECEMBER 31, 2002                       $  62,358       $ 416,406        $ 383,378        $  20,765       $ 882,907

Net earnings                                                 --              --           64,937               --          64,937

Other comprehensive income                                   --              --               --            6,849           6,849
                                                                                                                        ---------

     Comprehensive income                                                                                                  71,786

778 shares of common stock issued for
  exercise of options, including tax benefit of
  $2,323                                                    778          13,514               --               --          14,292

Issuance of 52 shares of
  contractually issuable common stock                        52             (52)              --               --              --

Cash dividends declared, $0.13 per share                     --              --           (8,202)              --          (8,202)
                                                      ---------       ---------        ---------        ---------       ---------

    BALANCE AS OF JUNE 30, 2003                       $  63,188       $ 429,868        $ 440,113        $  27,614       $ 960,783
                                                      =========       =========        =========        =========       =========

            See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                         For the six months ended         For the three months ended
                                                                 June 30,                          June 30,
                                                          2003             2002             2003             2002
                                                        ---------        ---------        ---------        ---------
Cash flows from operating activities:
  Net earnings                                          $  64,937        $  50,064        $  34,662        $  26,782
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Change in premium, claims and other
          receivables                                    (169,946)         (37,451)        (107,729)         (46,737)
      Change in reinsurance recoverables                  (64,084)          30,036          (17,052)          29,419
      Change in ceded unearned premium                    (65,813)         (39,310)         (41,382)         (36,822)
      Change in loss and loss adjustment
          expense payable                                 149,833          (35,164)          70,912          (52,264)
      Change in reinsurance balances payable               64,265           38,459           35,430           35,312
      Change in unearned premium                          166,720           68,379          110,496           56,241
      Change in premium and claims payable,
          net of restricted cash                           65,353          (41,378)          23,602           13,441
      Depreciation and amortization expense                 5,564            5,378            2,588            2,631
      Other, net                                          (17,557)           7,669          (14,126)           5,577
                                                        ---------        ---------        ---------        ---------
         Cash provided by operating activities            199,272           46,682           97,401           33,580

Cash flows from investing activities:

    Sales of fixed income securities                      123,181          154,164           27,952           85,853
    Maturity or call of fixed income securities            69,086           19,691           41,728            9,879
    Sales of equity securities                              1,165            3,417              182            2,228
    Other proceeds                                         16,846               --           16,846               --
    Change in short-term investments                      (89,563)          41,502           58,636           42,695
    Cost of securities acquired                          (407,875)        (287,100)        (243,638)        (194,149)
    Earnout payments for purchase of subsidiaries          (4,079)              --           (4,079)              --
    Purchases of property and equipment                    (3,135)          (2,838)          (1,612)          (1,513)
                                                        ---------        ---------        ---------        ---------
         Cash used by investing activities               (294,374)         (71,164)        (103,985)         (55,007)

Cash flows from financing activities:

    Proceeds from notes payable, net of costs             134,845           40,000               --           40,000
    Sale of common stock, net of costs                     11,969            9,261            8,238            2,691
    Payments on notes payable                             (67,622)         (13,269)             (95)         (10,742)
    Dividends paid and other, net                          (8,137)          (8,944)          (4,076)          (3,877)
                                                        ---------        ---------        ---------        ---------
         Cash provided by financing activities             71,055           27,048            4,067           28,072
                                                        ---------        ---------        ---------        ---------

         Net change in cash                               (24,047)           2,566           (2,517)           6,645

         Cash at beginning of period                       40,306           16,891           18,776           12,812
                                                        ---------        ---------        ---------        ---------

         CASH AT END OF PERIOD                          $  16,259        $  19,457        $  16,259        $  19,457
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

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2002, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

      During the fourth quarter of 2002, we completed three acquisitions. The results of operations of these entities are included in our consolidated financial statements beginning on the effective date of each transaction. Thus, our condensed consolidated statements of earnings and cash flows for the six and three months ended June 30, 2002 do not contain any activity generated by these three entities. We are still in the process of completing the purchase price allocations for two of these acquisitions as we are still gathering some of the information needed to make the required calculations. Any subsequent net adjustment will result in a change to recorded goodwill.

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

      Income Tax

      For the six months and three months ended June 30, 2003 and 2002, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(1)   GENERAL INFORMATION, CONTINUED

      Stock Options

      We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net earnings and earnings per share if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation".

                                                For the six months ended           For the three months ended
                                                        June 30,                            June 30,
                                                 2003              2002              2003              2002
                                              ----------        ----------        ----------        ----------

Reported net earnings                         $   64,937        $   50,064        $   34,662        $   26,782
Stock-based compensation using
   fair value method, net of income tax           (3,871)           (2,283)           (1,932)           (1,198)
                                              ----------        ----------        ----------        ----------

Pro forma net earnings                        $   61,066        $   47,781        $   32,730        $   25,584
                                              ==========        ==========        ==========        ==========


Reported basic earnings per share             $     1.03        $     0.81        $     0.55        $     0.43
Fair value stock-based compensation                (0.06)            (0.04)            (0.03)            (0.02)
                                              ----------        ----------        ----------        ----------

Pro forma basic earnings per share            $     0.97        $     0.77        $     0.52        $     0.41
                                              ==========        ==========        ==========        ==========


Reported diluted earnings per share           $     1.02        $     0.80        $     0.54        $     0.43
Fair value stock-based compensation                (0.06)            (0.04)            (0.03)            (0.02)
                                              ----------        ----------        ----------        ----------

Pro forma diluted earnings per share          $     0.96        $     0.76        $     0.51        $     0.41
                                              ==========        ==========        ==========        ==========


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

                                                                                  Loss and Loss
                                                 Written          Earned           Adjustment
                                                 Premium          Premium            Expense
                                                ---------        ---------        -------------

For the six months ended June 30, 2003:

Direct business                                 $ 654,610        $ 538,255        $ 335,912
Reinsurance assumed                               202,117          153,833          168,660
Reinsurance ceded                                (413,135)        (346,174)        (284,460)
                                                ---------        ---------        ---------

      NET AMOUNTS                               $ 443,592        $ 345,914        $ 220,112
                                                =========        =========        =========

For the six months ended June 30, 2002:

Direct business                                 $ 436,780        $ 378,086        $ 261,158
Reinsurance assumed                               116,840          104,996           29,266
Reinsurance ceded                                (295,958)        (256,977)        (154,341)
                                                ---------        ---------        ---------

      NET AMOUNTS                               $ 257,662        $ 226,105        $ 136,083
                                                =========        =========        =========

For the three months ended June 30, 2003:

Direct business                                 $ 357,830        $ 282,384        $ 168,696
Reinsurance assumed                               119,449           91,885          116,833
Reinsurance ceded                                (226,188)        (190,777)        (165,449)
                                                ---------        ---------        ---------

      NET AMOUNTS                               $ 251,091        $ 183,492        $ 120,080
                                                =========        =========        =========

For the three months ended June 30, 2002:

Direct business                                 $ 244,690        $ 193,527        $ 117,942
Reinsurance assumed                                61,162           55,468           10,166
Reinsurance ceded                                (170,462)        (134,368)         (60,356)
                                                ---------        ---------        ---------

      NET AMOUNTS                               $ 135,390        $ 114,627        $  67,752
                                                =========        =========        =========


                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


(2)   REINSURANCE, CONTINUED

      The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                  June 30, 2003    December 31, 2002
                                                                  -------------    -----------------
Reinsurance recoverable on paid losses                              $ 109,506          $ 108,104
Reinsurance recoverable on outstanding losses                         440,459            437,162
Reinsurance recoverable on incurred but not reported losses           322,649            260,810
Reserve for uncollectible reinsurance                                  (9,596)            (7,142)
                                                                    ---------          ---------

      TOTAL REINSURANCE RECOVERABLES                                $ 863,018          $ 798,934
                                                                    =========          =========


      Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                                June 30, 2003        December 31, 2002
                                -------------       -----------------

Payables to reinsurers            $  334,190            $  235,727
Letters of credit                    150,314               141,490
Cash deposits                          9,102                 9,384
                                  ----------            ----------

      TOTAL CREDITS               $  493,606            $  386,601
                                  ==========            ==========


      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                       June 30, 2003         December 31, 2002
                                                                       -------------         -----------------

Loss and loss adjustment expense payable                               $ 1,305,123             $ 1,155,290
Reinsurance recoverable on outstanding losses                             (440,459)               (437,162)
Reinsurance recoverable on incurred but not reported losses               (322,649)               (260,810)
                                                                       -----------             -----------

      NET RESERVES                                                     $   542,015             $   457,318
                                                                       ===========             ===========

Unearned premium                                                       $   497,770             $   331,050
Ceded unearned premium                                                    (230,037)               (164,224)
                                                                       -----------             -----------

      NET UNEARNED PREMIUM                                             $   267,733             $   166,826
                                                                       ===========             ===========

Deferred policy acquisition costs                                      $   101,873             $    68,846
Deferred ceding commissions                                                (68,028)                (49,963)
                                                                       -----------             -----------

      NET DEFERRED POLICY ACQUISITION COSTS                            $    33,845             $    18,883
                                                                       ===========             ===========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(2)   REINSURANCE, CONTINUED

      We have a reserve of $9.6 million as of June 30, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on certain reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

      A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of June 30, 2003, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $5.7 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $8.7 million of incurred losses and loss expenses and other balances which could become due under the subject agreements.

(3)   SEGMENT AND GEOGRAPHIC INFORMATION

      The performance of each segment is evaluated based upon net earnings and is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. During the second quarter of 2003 we reclassified one of our subsidiaries, which was acquired in December 2002, from the underwriting agency segment to the intermediary segment in order to better match our segment presentation with the way we make decisions and assess performance. This reclassification has been made in all 2003 tables presented.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED


                                              Insurance     Underwriting                    Other
                                               Company         Agency      Intermediary   Operations      Corporate        Total
                                              ---------     ------------   ------------   ----------      ---------      ---------

For the six months ended June 30, 2003:

Revenue:
  Domestic                                    $ 266,776      $  44,834      $  11,971      $   4,654      $     786      $ 329,021
  Foreign                                       100,035          5,774         17,170             --             --        122,979
  Inter-segment                                      --         23,680          1,472             --             --         25,152
                                              ---------      ---------      ---------      ---------      ---------      ---------

     TOTAL SEGMENT REVENUE                    $ 366,811      $  74,288      $  30,613      $   4,654      $     786        477,152
                                              =========      =========      =========      =========      =========

  Inter-segment revenue                                                                                                    (25,152)
                                                                                                                         ---------

     CONSOLIDATED TOTAL REVENUE                                                                                          $ 452,000
                                                                                                                         =========



Net earnings:
  Domestic                                    $  31,960      $  19,090      $   3,017      $   1,933      $     478      $  56,478
  Foreign                                         7,201          1,901          3,039             --             --         12,141
                                              ---------      ---------      ---------      ---------      ---------      ---------

     TOTAL SEGMENT NET EARNINGS
                                              $  39,161      $  20,991      $   6,056      $   1,933      $     478         68,619
                                              =========      =========      =========      =========      =========


    Inter-segment eliminations                                                                                              (3,682)
                                                                                                                         ---------

     CONSOLIDATED NET EARNINGS                                                                                           $  64,937
                                                                                                                         =========

Other items:
  Net investment income                       $  20,226      $   1,242      $     591      $       8      $     803      $  22,870
  Depreciation and amortization                   1,617          1,463          1,077            327          1,080          5,564
  Interest expense (benefit)                         25          3,411          1,790            387         (2,017)         3,596
  Capital expenditures                            1,231            668            888             --            348          3,135

  Income tax provision                           19,201         13,130          3,660            868          1,085         37,944
  Inter-segment eliminations                                                                                                  (727)
                                                                                                                         ---------

     CONSOLIDATED INCOME TAX PROVISION                                                                                   $  37,217
                                                                                                                         =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                              Insurance     Underwriting                Other
                                              Company       Agency        Intermediary  Operations    Corporate       Total
                                              ---------     ------------  ------------  ----------    ---------     ---------

For the six months ended June 30, 2002:

Revenue:
   Domestic                                   $ 210,079     $  39,917     $  12,502     $     605     $     790     $ 263,893
   Foreign                                       33,948           591         9,189            --            --        43,728
   Inter-segment                                     --        12,878           355            --            --        13,233
                                              ---------     ---------     ---------     ---------     ---------     ---------

      TOTAL SEGMENT REVENUE                   $ 244,027     $  53,386     $  22,046     $     605     $     790       320,854
                                              =========     =========     =========     =========     =========

   Inter-segment revenue                                                                                              (13,233)
                                                                                                                    ---------

      CONSOLIDATED TOTAL REVENUE                                                                                    $ 307,621
                                                                                                                    =========



Net earnings:
   Domestic                                   $  30,239     $  11,399     $   2,884     $     295     $   1,296     $  46,113
   Foreign                                        2,740           257         1,268            --            --         4,265
                                              ---------     ---------     ---------     ---------     ---------     ---------

      TOTAL SEGMENT NET EARNINGS              $  32,979     $  11,656     $   4,152     $     295     $   1,296        50,378
                                              =========     =========     =========     =========     =========

     Inter-segment eliminations                                                                                          (314)
                                                                                                                    ---------

         CONSOLIDATED NET EARNINGS                                                                                  $  50,064
                                                                                                                    =========


Other items:
   Net investment income                      $  15,974     $   1,330     $     464     $      27     $     189     $  17,984
   Depreciation and amortization                  1,518         3,111           170            66           513         5,378
   Interest expense                                  73         3,880         1,288            --          (400)        4,841
   Capital expenditures                           1,007           800           695            --           336         2,838

   Income tax provision                          16,014         7,305         3,581            52           792        27,744
   Inter-segment eliminations                                                                                            (178)
                                                                                                                    ---------

        CONSOLIDATED INCOME TAX PROVISION                                                                           $  27,566
                                                                                                                    =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                              Insurance      Underwriting                  Other
                                               Company          Agency     Intermediary  Operations    Corporate       Total
                                              ---------      ------------  ------------  -----------   ---------     ---------

For the three months ended June 30, 2003:

Revenue:
   Domestic                                   $ 137,916      $  23,740     $   6,432     $   4,207     $     785     $ 173,080
   Foreign                                       56,146          3,696         8,405            --            --        68,247
   Inter-segment                                     --         12,536           660            --            --        13,196
                                              ---------      ---------     ---------     ---------     ---------     ---------

      TOTAL SEGMENT REVENUE                   $ 194,062      $  39,972     $  15,497     $   4,207     $     785       254,523
                                              =========      =========     =========     =========     =========

   Inter-segment revenue                                                                                               (13,196)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 241,327
                                                                                                                     =========



Net earnings:
   Domestic                                   $  15,987      $  10,345     $   1,475     $   2,523     $     697     $  31,027
   Foreign                                        3,814          1,415         1,197            --            --         6,426
                                              ---------      ---------     ---------     ---------     ---------     ---------

      TOTAL SEGMENT NET EARNINGS
                                              $  19,801      $  11,760     $   2,672     $   2,523     $     697        37,453
                                              =========      =========     =========     =========     =========


     Inter-segment eliminations                                                                                         (2,791)
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS                                                                                   $  34,662
                                                                                                                     =========

Other items:
   Net investment income                      $  10,197      $     581     $     319     $       4     $     772     $  11,873
   Depreciation and amortization                    796             87           776            88           841         2,588
   Interest expense                                  16          1,599         1,152           194        (1,047)        1,914
   Capital expenditures                             791            151           587            --            83         1,612

   Income tax provision                          10,440          7,570         1,365         1,150           327        20,852
   Inter-segment eliminations                                                                                             (617)
                                                                                                                     ---------

        CONSOLIDATED INCOME TAX PROVISION                                                                            $  20,235
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance      Underwriting                   Other
                                          Company          Agency      Intermediary  Operations       Corporate         Total
                                        -----------     ------------   ------------  -----------     -----------     -----------

For the three months ended June 30, 2002:

Revenue:
   Domestic                             $   106,666     $  20,211      $   7,363     $       312     $       177     $   134,729
   Foreign                                   17,153            84          3,946              --              --          21,183
   Inter-segment                                 --         6,743             99              --              --           6,842
                                        -----------     ---------      ---------     -----------     -----------     -----------

      TOTAL SEGMENT REVENUE             $   123,819     $  27,038      $  11,408     $       312     $       177         162,754
                                        ===========     =========      =========     ===========     ===========

   Inter-segment revenue                                                                                                  (6,842)
                                                                                                                     -----------

      CONSOLIDATED TOTAL REVENUE                                                                                     $   155,912
                                                                                                                     ===========



Net earnings (loss):
   Domestic                             $    15,875     $   6,164      $   2,319     $       230     $       (52)    $    24,536
   Foreign                                    2,204            (1)           124              --              --           2,327
                                        -----------     ---------      ---------     -----------     -----------     -----------

       TOTAL SEGMENT NET EARNINGS
        (LOSS)                          $    18,079     $   6,163      $   2,443     $       230     $       (52)         26,863
                                        ===========     =========      =========     ===========     ===========

     Inter-segment eliminations                                                                                              (81)
                                                                                                                     -----------
         CONSOLIDATED NET EARNINGS                                                                                   $    26,782
                                                                                                                     ===========


Other items:
   Net investment income                $     8,282     $     615      $     242     $         7     $       144     $     9,290
   Depreciation and amortization                760         1,504             84              16             267           2,631
   Interest expense (benefit)                    --         1,894            644              --             (75)          2,463
   Capital expenditures                         505           376            405              --             227           1,513

   Income tax provision                       8,695         4,168          1,880              61             343          15,147
   Inter-segment eliminations                                                                                                (19)
                                                                                                                     -----------

       CONSOLIDATED INCOME TAX
        PROVISION                                                                                                    $    15,128
                                                                                                                     ===========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

      The following tables present revenue by line of business within each operating segment for the periods indicated:

                                            For the six months ended June 30,    For the three months ended June 30,
                                                2003                 2002            2003                  2002
                                            -----------          ------------    ------------          -------------

Insurance company:

   Group life, accident and health            $ 147,509          $ 105,805          $  75,526          $  54,238
   Diversified financial products                44,818              7,277             26,512              4,574
   London market account                         66,457             32,521             37,081             16,269
   Aviation                                      48,237             50,754             24,355             25,571
   Other specialty lines of business             19,081              8,982              9,553              5,347
                                              ---------          ---------          ---------          ---------
                                                326,102            205,339            173,027            105,999

   Discontinued lines of business                19,812             20,766             10,465              8,628
                                              ---------          ---------          ---------          ---------

     TOTAL NET EARNED PREMIUM                 $ 345,914          $ 226,105          $ 183,492          $ 114,627
                                              =========          =========          =========          =========

Underwriting agency:

   Group life, accident and health            $  18,676          $  25,026          $  10,159          $  13,293
   Property and casualty                         30,865             13,969             16,924              6,290
                                              ---------          ---------          ---------          ---------

     TOTAL MANAGEMENT FEES                    $  49,541          $  38,995          $  27,083          $  19,583
                                              =========          =========          =========          =========


Intermediary:

   Group life, accident and health            $  16,630          $  16,480          $   8,368          $   8,458
   Property and casualty                         11,722              4,748              6,064              2,610
                                              ---------          ---------          ---------          ---------

     TOTAL COMMISSION INCOME                  $  28,352          $  21,228          $  14,432          $  11,068
                                              =========          =========          =========          =========


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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                               For the six months ended June 30,  For the three months ended June 30,
                                                  2003                 2002           2003                  2002
                                               -----------          -----------   ------------          -------------

Net earnings                                      $ 64,937          $ 50,064          $ 34,662          $ 26,782
                                                  ========          ========          ========          ========

Reconciliation of shares outstanding:

Shares of common stock outstanding
 at period end                                      63,188            62,232            63,188            62,232
Effect of common shares issued
 during the period                                    (435)             (197)             (321)              (48)
Common shares contractually issuable in
 the future                                             --                52                --                52
                                                  --------          --------          --------          --------

Weighted average common
 shares outstanding                                 62,753            62,087            62,867            62,236

Additional dilutive effect of
 outstanding options (as determined by the
 application of the treasury stock
 method)                                               914               718             1,123               653
                                                  --------          --------          --------          --------


Weighted average shares and
 potential common shares outstanding                63,667            62,805            63,990            62,889
                                                  ========          ========          ========          ========

Anti-dilutive shares not included
 in computation                                        499               364               174               416
                                                  ========          ========          ========          ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(5)   NOTES PAYABLE

      The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets.

                                              June 30, 2003        December 31, 2002
                                              -------------        -----------------

1.3% Convertible notes                          $  125,000            $       --
2% Convertible notes                               172,451               172,451
$200 million revolving loan facility                    --                53,000
Other debt                                          14,188                 4,576
                                                ----------            ----------

         TOTAL NOTES PAYABLE                    $  311,639            $  230,027
                                                ==========            ==========


      In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% convertible notes due in 2023. Each one thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the notes plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering, which is being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder is available to assist in financing future acquisitions and strategic investments and for general corporate purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)


(6)   SUPPLEMENTAL INFORMATION

                                     For the six months ended June 30,       For the three months ended June 30,
                                         2003                  2002             2003                   2002
                                     ------------            ---------       ----------            -------------

Interest paid                             $ 2,721            $ 2,417            $   290            $   347
Income tax paid                            32,102             13,020             26,171             11,455
Comprehensive income                       71,786             55,132             42,334             35,011
Ceding commissions netted with
 policy acquisition costs                  98,077             66,164             53,474             32,953



(7)   COMMITMENTS AND CONTINGENCIES

      In addition to the matters discussed in Note (2) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

Six months ended June 30, 2003 versus six months ended June 30, 2002

Total revenue increased 47% to $452.0 million for the first six months of 2003 from $307.6 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all segments and subsidiaries acquired during 2002.

Net investment income increased 27% to $22.9 million for the first six months of 2003 from $18.0 million for the same period in 2002. This increase was due to the higher level of invested assets resulting primarily from cash flow generated by operating activities and from the insurance company we acquired in December, 2002. Cash flow from operating activities was $199.3 million for the first six months of 2003 compared to $46.7 million for the same period in 2002, continuing a trend of increasing operating cash flow that began in 2002. The majority of the increase in cash flow from operations results from increased earnings and net premium flow into our insurance companies. We expect the positive cash flow provided by operating activities to continue, most of which will increase invested assets and thus the related investment income. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short average duration and would be available to be invested on a longer term basis to take advantage of higher rates. For the first six months of 2003 our annualized, weighted average, tax equivalent yield was 4.3% compared to 4.2% for the same period in 2002.

Compensation expense increased to $55.1 million during the first six months of 2003 from $39.5 million for the same period in 2002. Most of this increase is due to subsidiaries acquired during 2002.

Other operating expense increased to $29.6 million during the first six months of 2003 compared to $24.0 million in 2002, again primarily due to subsidiaries acquired during 2002. Currency gains amounted to $0.8 million during the first six months of 2003 compared to gains of $0.4 million during the same period in 2002. In addition in 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the first six months of 2003 our insurance company subsidiaries incurred unusually high special assessments from certain states and state agencies of $5.4 million compared to $1.0 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

Interest expense was $3.6 million for the first six months of 2003 compared to $4.8 million for the same period in 2002. Included in the 2002 amount is $2.2 million representing the amortization of underwriting discounts and expenses, which were fully amortized in 2002, related to the issuance of our 2% convertible notes compared to $0.2 million in 2003 related to our 1.3% convertible notes, which were issued in March 2003. Partially offsetting the decrease in amortization is the interest on mortgage debt from a real estate partnership we are now consolidating with our adoption of Financial Accounting Standards Board Interpretation ("FIN") No. 46 during 2003 and the additional interest expense from our 1.3% convertible notes.


Income tax expense was $37.2 million for the first six months of 2003 compared to $27.6 million for the same period in 2002. Our effective tax rate was 36.4% in the 2003 period compared to 35.5% in 2002. The increased rate results from a reduction of the positive effect of tax exempt interest net of a reduction of the effect of state income taxes as our income before tax increases, especially in our insurance companies which are generally not subject to state income taxes, as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 30% to $64.9 million, or $1.02 per diluted share, for the first six months of 2003 from $50.1 million, or $0.80 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated in 2002.

As of June 30, 2003, total assets exceeded $4.3 billion, shareholders' equity was $960.8 million and book value per share was $15.21, up from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                            Gross              Net               Net              Net
                                           written           written           Earned            Loss
                                           premium           premium           Premium           Ratio
                                           --------          --------          --------          -----

For the six months ended June 30, 2003:

Group life, accident and health            $283,482          $157,353          $147,509           63.7%
Diversified financial products              250,426            82,214            44,818           47.9
London market account                       140,152           102,554            66,457           52.8
Aviation                                    108,960            51,204            48,237           63.6
Other specialty lines of business            46,056            38,706            19,081           73.7
                                           --------          --------          --------          -----
                                            829,076           432,031           326,102           59.9
Discontinued lines of business               27,651            11,561            19,812          125.6
                                           --------          --------          --------          -----

             TOTALS                        $856,727          $443,592          $345,914           63.6%
                                           ========          ========          ========          =====

                                                                         Expense Ratio            25.3
                                                                                                 -----

                                                                        Combined Ratio            88.9%
                                                                                                 =====


For the six months ended June 30, 2002:

Group life, accident and health            $245,659          $107,028          $105,805           62.7%
Diversified financial products               58,369            15,133             7,277           30.2
London market account                       116,053            61,939            32,521           45.6
Aviation                                    104,104            52,054            50,754           53.0
Other specialty lines of business             9,884             8,965             8,982          114.6
                                           --------          --------          --------          -----
                                            534,069           245,119           205,339           58.7
Discontinued lines of business               19,551            12,543            20,766           74.9
                                           --------          --------          --------          -----

             TOTALS                        $553,620          $257,662          $226,105           60.2%
                                           ========          ========          ========

                                                                           Expense Ratio          25.7
                                                                                                 -----

                                                                           Combined Ratio         85.9%
                                                                                                 =====

Gross written premium increased 55% to $856.7 million for the first six months of 2003 from $553.6 million for the same period in 2002. All of the lines of business showed some increase as a result of increases in premium rates as well as organic growth, but the largest growth was in the diversified financial products line of business, which our insurance companies began writing in 2002. Net written premium for the first six months of 2003 increased 72% to $443.6 million and net earned premium increased 53% to $345.9 million. The increase in premium is expected to continue throughout 2003 and into 2004.

Loss and loss adjustment expense was $220.1 million for the first six months of 2003 compared to $136.1 million for the same period in 2002. The net loss ratio was 63.6% for the first six months of 2003 compared to 60.2% for the same period in 2002. Prior year net reserve deficiency included in loss and loss adjustment expense approximated $9.8 million for the first six months of 2003 compared to a redundancy of $1.9 million for the same period in 2002. For the same periods, the gross loss ratio was 72.9% in 2003 compared to 60.1% in 2002. During the first six months of 2003, we increased our gross losses by $76.1 million on certain assumed accident and health reinsurance contracts reported in the discontinued line of business due to our processing of additional information received and our continuing evaluation of reserves related to this business. This had the effect of increasing our aggregate gross loss ratio by 9.3%. During the first six months of 2002, we reduced our gross losses from the September 11 terrorist attacks by $21.5 million, which had the effect of reducing our gross loss ratio by 4.5%. As these assumed reinsurance contracts and September 11 losses were substantially reinsured, there was no material effect on our net losses.

The net loss experience in the diversified financial products line of business increased in 2003 as a result of a change in the mix of business as the line expands rapidly and our conservative reserving philosophy on new business. The London market account's net loss ratio was negatively affected in 2003 due to an increase in reserves in the accident and health category, some of which was adverse development from prior accident years. The net loss ratio in the aviation line of business increased from the first six months of 2002, due in part to some unusually large losses. Loss experience in the other specialty lines improved in 2003 compared to the prior year as it approached its expected level. The loss ratio in the discontinued lines of business increased in the first six months of 2003 primarily due to prior year reserve development as we increased reserves towards the mid-point of the actuarial range.

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $41.5 million during the first six months of 2003, from $25.5 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $39.2 million in the first six months of 2003 from $33.0 million for the same period in 2002 due to increased premium volume from rate increases, organic growth, a subsidiary acquired in 2002 and continuing profitable underwriting results somewhat offset by strengthening of prior period reserves and unusually high assessments from certain states and state agencies. We expect this growth to continue into 2004.

Underwriting Agencies

Management fees increased 27% to $49.5 million for the first six months of 2003 compared to $39.0 million for the same period in 2002. This growth was both from acquisitions made during 2002 and from internal growth, partially offset by decreases from underwriting agencies consolidated into our insurance companies during prior years. Net earnings in this segment increased to $21.0 million in the first six months of 2003 from $11.7 million in 2002 for the same reasons. We expect this growth to continue into 2004.

Intermediaries

Commission income increased 34% to $28.4 million for the first six months of 2003 compared to $21.2 million for the same period in 2002 due to improved market conditions, growth in non-affiliated business and an acquisition made during 2002. Net earnings of our intermediaries increased to $6.1 million for the first six months of 2003 compared to $4.2 million for the same period of 2002 for the same reasons. We expect this growth to continue into 2004.

Other Operations

The other operations segment saw an increase in revenue and segment net income due to income from our strategic investment in Argonaut Group, Inc. made in March 2003 and gains in our strategic investment and trading accounts, as well as the initial consolidation of a real estate partnership to comply with FIN No. 46. Period to period comparisons may vary substantially depending on strategic investments, trading activities or dispositions in any given period.

Corporate

The net earnings of the corporate segment were $0.5 million for the first six months of 2003 compared to $1.3 million for the same period in 2002. The decrease between periods resulted from the difference in intersegment income tax adjustments and the adjustment of certain accruals to their ultimate liability, which positively affected the 2002 period. There was also an increase in compensation expense during 2003, offsetting reduced net interest expense and currency conversion gains.

Quarter ended June 30, 2003 versus quarter ended June 30, 2002

Total revenue increased 55% to $241.3 million for the second quarter of 2003 from $155.9 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all segments and subsidiaries acquired during 2002.

Net investment income increased 28% to $11.9 million for the second quarter of 2003 from $9.3 million for the same period in 2002. This increase was due to the higher level of invested assets resulting primarily from cash flow generated by operating activities and from the insurance company we acquired in December, 2002. Cash flow from operating activities was $97.4 million for the second quarter of 2003 compared to $33.6 million for the same period in 2002, continuing a trend of increasing operating cash flow that began in 2002. The majority of the increase in cash flow from operations results from increased earnings and net premium flow into our insurance companies. We expect the positive cash flow provided by operating activities to continue, most of which will increase invested assets and thus the related investment income. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short average duration and would be available to be invested on a longer term basis to take advantage of higher rates. For the second quarter of 2003 our annualized, weighted average, tax equivalent yield was 4.4% compared to 4.1% for the same period in 2002.

Compensation expense increased to $28.7 million during the second quarter of 2003 from $19.9 million for the same period in 2002. Most of this increase is due to subsidiaries acquired during 2002.

Other operating expense increased to $14.8 million during the second quarter of 2003 compared to $11.4 million in 2002, again primarily due to subsidiaries acquired during 2002. Currency gains amounted to $0.8 million during the second quarter of 2003 compared to gains of $0.6 million during the same period in 2002. In addition in 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the second quarter of 2003 our insurance company subsidiaries incurred unusually high special assessments from certain states and state agencies of $3.0 million compared to $0.6 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

Interest expense was $1.9 million for the second quarter of 2003 compared to $2.5 million for the same period in 2002. Included in the 2002 amount is $1.1 million representing the amortization of underwriting discounts and expenses, which were fully amortized in 2002, related to the issuance of our 2% convertible notes compared to $0.2 million in 2003 related to our 1.3% convertible notes, which were issued in March 2003. Partially offsetting the decrease in amortization is the interest on mortgage debt from a real estate partnership we are now consolidating with our adoption of FIN No. 46 during 2003 and the additional interest expense from our 1.3% convertible notes.

Income tax expense was $20.2 million for the second quarter of 2003 compared to $15.1 million for the same period in 2002. Our effective tax rate was 36.9% in the 2003 quarter compared to 36.1% in 2002. The increased rate results from a reduction of the positive effect of tax exempt interest net of a reduction of the effect of state income taxes as our income before tax increases, especially in our insurance companies which are generally not subject to state income taxes, as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 29% to $34.7 million, or $0.54 per diluted share, for the second quarter of 2003 from $26.8 million, or $0.43 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated in 2002.

As of June 30, 2003, total assets exceeded $4.3 billion, shareholders' equity was $960.8 million and book value per share was $15.21, up from $14.56 as of March 31, 2003.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                            Gross              Net              Net               Net
                                           written           written           Earned            Loss
                                           premium           premium           Premium           Ratio
                                           --------          --------          --------          -----

For the three months ended June 30, 2003:

Group life, accident and health            $144,162          $ 81,168          $ 75,526           63.7%
Diversified financial products              143,106            48,907            26,512           50.8
London market account                        79,434            65,322            37,081           61.3
Aviation                                     64,429            30,525            24,355           61.9
Other specialty lines of business            25,176            21,256             9,553           81.2
                                           --------          --------          --------          -----
                                            456,307           247,178           173,027           61.9
Discontinued lines of business               20,972             3,913            10,465          123.7
                                           --------          --------          --------          -----

             TOTALS                        $477,279          $251,091          $183,492           65.4%
                                           ========          ========          ========

                                                                         Expense Ratio            23.7
                                                                                                 -----

                                                                         Combined Ratio           89.1%
                                                                                                 =====


For the three months ended June 30, 2002:

Group life, accident and health            $122,755          $ 55,208          $ 54,238           63.2%
Diversified financial products               42,556             7,792             4,574           26.8
London market account                        68,508            33,403            16,269           46.6
Aviation                                     59,990            29,421            25,571           47.7
Other specialty lines of business             5,682             5,384             5,347          128.7
                                           --------          --------          --------          -----
                                            299,491           131,208           105,999           58.7
Discontinued lines of business                6,361             4,182             8,628           64.6
                                           --------          --------          --------          -----

             TOTALS                        $305,852          $135,390          $114,627           59.1%
                                           ========          ========          ========

                                                                         Expense Ratio            25.3
                                                                                                 -----

                                                                         Combined Ratio           84.4%
                                                                                                 =====

Gross written premium increased 56% to $477.3 million for the second quarter of 2003 from $305.9 million for the same period in 2002. All of the lines of business showed some increase as a result of increases in premium rates as well as organic growth, but the largest growth was in the diversified financial products line of business, which our insurance companies began writing in 2002. Net written premium for the second quarter of 2003 increased 85% to $251.1 million and net earned premium increased 60% to $183.5 million. The increase in premium is expected to continue throughout 2003 and into 2004.

Loss and loss adjustment expense was $120.1 million for the second quarter of 2003 compared to $67.8 million for the same period in 2002. The net loss ratio was 65.4% for the second quarter of 2003 compared to 59.1% for the same period in 2002. Prior year net reserve deficiency included in loss and loss adjustment expense approximated $8.5 million for the second quarter of 2003 compared to a redundancy of $0.2 million for the same period in 2002. For the same periods, the gross loss ratio was 76.3% in 2003 compared to 51.5% in 2002. During the second quarter of 2003, we increased our gross losses by $61.1 million on certain assumed accident and health reinsurance contracts reported in the discontinued line of business due to our processing of additional information received and our continuing evaluation of reserves related to this business. This had the effect of increasing our aggregate gross loss ratio by 13.2%. During the second quarter of 2002, we reduced our gross losses from the September 11 terrorist attacks by $21.5 million which had the effect of reducing our gross loss ratio by 8.6%. As these assumed reinsurance contracts and September 11 losses were substantially reinsured, there was no material effect on our net losses.

The net loss experience in the diversified financial products line of business increased in 2003 as a result of a change in the mix of business as the line expands rapidly and our conservative reserving philosophy on new business. The London market account's net loss ratio was negatively affected in 2003 due to an increase in reserves in the accident and health category, some of which was adverse development from prior accident years. The net loss ratio in the aviation line of business increased slightly from the second quarter of 2002, due in part to some unusually large losses. Loss experience in the other specialty lines improved in 2003 compared to the prior year as it approached its expected level. The loss ratio in the discontinued lines of business increased in the second quarter of 2003 primarily due to prior year reserve development as we increased reserves towards the mid-point of the actuarial range.

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $20.9 million during the second quarter of 2003, from $12.5 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $19.8 million in the second quarter of 2003 from $18.1 million for the same period in 2002 due to increased premium volume from rate increases, organic growth, a subsidiary acquired in 2002 and continuing profitable underwriting results somewhat offset by strengthening of prior period reserves and unusually high assessments from certain states and state agencies. We expect this growth to continue into 2004.

Underwriting Agencies

Management fees increased 38% to $27.1 million for the second quarter of 2003 compared to $19.6 million for the same period in 2002. This growth was both from acquisitions made during 2002 and from internal growth, partially offset by decreases from underwriting agencies consolidated into our insurance companies during prior years. Net earnings in this segment increased to $11.8 million in the second quarter of 2003 from $6.2 million in 2002 for the same reasons and we expect this growth to continue into 2004.

Intermediaries

Commission income increased 30% to $14.4 million for the second quarter of 2003 compared to $11.1 million for the same period in 2002 due to improved market conditions, growth in non-affiliated business and from an acquisition made in 2002. Net earnings of our intermediaries increased to $2.7 million for the second quarter of 2003 compared to $2.4 million for the same period of 2002 for the same reasons. We expect this growth to continue in 2004.

Other Operations

The other operations segment saw an increase in revenue and segment net income due to income from our strategic investment in Argonaut Group, Inc. made in March 2003 and gains in our strategic investment and trading accounts as well as the initial consolidation of a real estate partnership to comply with FIN No. 46. Period to period comparisons may vary substantially depending on strategic investments, trading activities or dispositions in any given period.

Corporate

The net earnings of the corporate segment were $0.7 million for the second quarter of 2003 compared to net loss of $0.1 million for the same period in 2002. This increase resulted from the difference between quarters in investment income, the interest expense allocated to subsidiaries and the $1.3 million currency conversion gain in 2003. These items were partially offset by increases in compensation and depreciation expense between years.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $242.0 million, or 20% , during the first six months of 2003 and totaled $1.4 billion as of June 30, 2003, of which $413.2 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows and part of the proceeds from the 1.3% convertible notes discussed below.

In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% convertible motes due in 2023. Each one thousand principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the notes plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering, which is being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder is available to assist in financing future acquisitions and strategic investments and for general corporate purposes.

Reinsurance recoverables increased during the first six months of 2003 due to the increase in reinsurance recoverables on incurred but not reported losses. A significant portion of this increase comes from the diversified financial products line of business, new in 2002, which is more heavily reinsured than our other lines of business. The increase in gross losses on certain assumed contracts in the discontinued line of business also contributed to the increase.


We have a reserve of $9.6 million as of June 30, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attack on September 11, 2001 have placed great pressure on certain reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of June 30, 2003, our insurance companies had initiated two litigation proceedings against reinsurers. As of such date, our insurance companies had an aggregate amount of $5.7 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $8.7 million of incurred losses and loss expenses and other balances which could become due under the subject agreements.

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

      Within the 90 days prior to the date of this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. This evaluation was performed under the supervision of, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to HCC Insurance Holdings, Inc. and its subsidiaries required to be included in our periodic SEC filings.

b.    Changes in internal controls.

      There have been no changes in our internal controls or in other factors which could materially affect internal controls over financial reporting subsequent to the date we carried out our evaluation.

                           PART II - OTHER INFORMATION

Item 1.          Legal Proceedings

                 In addition to the matters discussed in Note (2) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.          Submission of Matters to Vote of Security Holders

                 On May 15, 2003, we held our 2003 Annual Meeting of Shareholders. At such time the following item was submitted to a vote of shareholders through the solicitation of proxies:

                 Election of Directors.

                 The following persons were elected to serve on the Board of Directors until the 2004 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                                      VOTES
                            NAME                   FOR              WITHHELD
                 --------------------------     ----------          ---------
                 Stephen L. Way                 47,098,431          4,427,340
                 Frank J. Bramanti              47,642,448          3,883,323
                 Patrick B. Collins             46,835,903          4,689,868
                 James R. Crane                 46,831,878          4,693,893
                 J. Robert Dickerson            46,836,778          4,688,993
                 Edward H. Ellis, Jr            47,642,023          3,883,748
                 James C. Flagg, Ph.D.          46,835,693          4,690,078
                 Allan W. Fulkerson             47,643,080          3,882,691
                 Walter J. Lack                 46,831,778          4,693,993
                 Michael A. F. Roberts          46,830,114          4,695,657

Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                31.1   Certification by Chief Executive Officer.

                31.2   Certification by Chief Financial Officer.

                32.1   Certification with respect to quarterly report.

         (b)    Reports on Form 8-K

                On May 8, 2003, we reported on Form 8-K our announcement of financial results for the first quarter of 2003.

                On May 12, 2003, we reported on Form 8-K/A an amendment to our announcement of financial results for the first quarter of 2003.

                On June 25, 2003, we furnished on Form 8-K the text materials used for presentations at various investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HCC Insurance Holdings, Inc.
                            ----------------------------------------------------
                                               (Registrant)


   August 13, 2003                           /s/ Stephen L. Way
--------------------        ----------------------------------------------------
          (Date)                   Stephen L. Way,  Chairman of the Board,
                                    Chief Executive Officer and President


   August 13, 2003                       /s/ Edward H. Ellis, Jr.
--------------------        ----------------------------------------------------
          (Date)               Edward H. Ellis, Jr., Executive Vice President
                                         and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NO.          DESCRIPTION
---          -----------
31.1         Certification by Chief Executive Officer.

31.2         Certification by Chief Financial Officer.

32.1         Certification with respect to quarterly report.