Form 10-Q
period 2003-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2003-11-14
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2003.

[   ]    Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 from _______ to __________


Commission file number                          001-13790
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

On October 31, 2003, there were 63.8 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                       September 30, 2003 and December 31, 2002 ..................................................3

                  Condensed Consolidated Statements of Earnings
                       For the nine months and three months ended September 30, 2003 and 2002 ....................4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the nine months ended September 30, 2003...............................................5

                  Condensed Consolidated Statements of Cash Flows
                       For the nine months and three months ended September 30, 2003 and 2002 ....................6

                  Notes to Condensed Consolidated Financial Statements............................................7

         Item 2.  Management's Discussion and Analysis...........................................................21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................30

         Item 4.  Controls and Procedures........................................................................30

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................................31

         Item 6.  Exhibits and Reports on Form 8-K...............................................................31

Signatures.......................................................................................................32

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)

                                                                                  September 30, 2003       December 31, 2002
                                                                                  ------------------       -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2003 - $1,034,445; 2002 - $807,772)                                 $      1,069,660         $       841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,118; 2002 - $15,815)                                               15,023                  15,609
   Short-term investments, at cost, which approximates market                              430,379                 307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,181; 2002 - $3,264)                                                  2,181                   3,264
                                                                                  ----------------         ---------------
      Total investments                                                                  1,517,243               1,167,636

Cash                                                                                        25,004                  40,306
Restricted cash                                                                            211,530                 189,396
Premium, claims and other receivables                                                      954,599                 753,527
Reinsurance recoverables                                                                   906,642                 798,934
Ceded unearned premium                                                                     255,401                 164,224
Ceded life and annuity benefits                                                             77,901                  78,951
Deferred policy acquisition costs                                                          115,729                  68,846
Goodwill                                                                                   344,497                 335,288
Other assets                                                                               211,339                 107,043
                                                                                  ----------------         ---------------

      TOTAL ASSETS                                                                $      4,619,885         $     3,704,151
                                                                                  ================         ===============
LIABILITIES

Loss and loss adjustment expense payable                                          $      1,406,843         $     1,155,290
Life and annuity policy benefits                                                            77,901                  78,951
Reinsurance balances payable                                                               251,975                 166,659
Unearned premium                                                                           558,701                 331,050
Deferred ceding commissions                                                                 74,424                  49,963
Premium and claims payable                                                                 867,472                 749,523
Notes payable                                                                              310,505                 230,027
Accounts payable and accrued liabilities                                                    65,582                  59,781
                                                                                  ----------------         ---------------
      Total liabilities                                                                  3,613,403               2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 63,805; 2002 - 62,358)                             63,805                  62,358
Additional paid-in capital                                                                 444,012                 416,406
Retained earnings                                                                          473,678                 383,378
Accumulated other comprehensive income                                                      24,987                  20,765
                                                                                  ----------------         ---------------

      Total shareholders' equity                                                         1,006,482                 882,907
                                                                                  ----------------         ---------------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $      4,619,885         $     3,704,151
                                                                                  ================         ===============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                       For the nine months ended                 For the three months ended
                                                             September 30,                              September 30,
                                                       2003                  2002                 2003               2002
                                                 ---------------       ---------------      ---------------     ---------------
REVENUE

Net earned premium                               $       535,354       $       362,399       $      189,440      $      136,294
Management fees                                           78,975                57,052               29,434              18,057
Commission income                                         42,797                31,631               14,445              10,403
Net investment income                                     34,867                27,781               11,997               9,797
Net realized investment gain (loss)                          352                 1,159                  168                 (10)
Other operating income                                     8,275                 3,271                3,136               1,131
                                                 ---------------       ---------------      ---------------     ---------------
      Total revenue                                      700,620               483,293              248,620             175,672

EXPENSE

Loss and loss adjustment expense                         339,065               221,246              118,953              85,163

Operating expense:
   Policy acquisition costs, net                          64,521                44,467               23,063              18,933
   Compensation expense                                   84,181                58,744               29,113              19,203
   Other operating expense                                45,159                36,583               15,547              12,591
                                                 ---------------       ---------------      ---------------     ---------------
      Total operating expense                            193,861               139,794               67,723              50,727

Interest expense                                           5,497                 6,892                1,901               2,051
                                                 ---------------       ---------------      ---------------     ---------------
      Total expense                                      538,423               367,932              188,577             137,941
                                                 ---------------       ---------------      ---------------     ---------------
      Earnings before income tax provision               162,197               115,361               60,043              37,731

Income tax provision                                      58,909                41,028               21,692              13,462
                                                 ---------------       ---------------      ---------------     ---------------
        Net earnings                             $       103,288       $        74,333      $        38,351     $        24,269
                                                 ===============       ===============      ===============     ===============
BASIC EARNINGS PER SHARE DATA:

Earnings per share                               $          1.64       $          1.20      $          0.60     $          0.39
                                                 ===============       ===============      ===============     ===============
Weighted average shares outstanding                       63,078                62,170               63,717              62,335
                                                 ===============       ===============      ===============     ===============
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                               $          1.61       $          1.18      $          0.59     $          0.39
                                                 ===============       ===============      ===============     ===============
Weighted average shares outstanding                       64,106                62,841               64,885              62,871
                                                 ===============       ===============      ===============     ===============
Cash dividends declared, per share               $         0.205       $          0.19      $         0.075     $         0.065
                                                 ===============       ===============      ===============     ===============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                  For the nine months ended September 30, 2003

           (unaudited, in thousands, except per share data, continued)

                                                                                              Accumulated
                                                                   Additional                    other         Total
                                                       Common       paid-in       Retained   comprehensive  shareholders'
                                                       stock        capital       earnings      income        equity
                                                      ---------    ---------     ----------   ---------    -------------
BALANCE AS OF DECEMBER 31, 2002                       $  62,358    $ 416,406     $ 383,378    $  20,765    $  882,907

Net earnings                                                 --           --       103,288           --       103,288


Other comprehensive income                                   --           --            --        4,222         4,222
                                                                                                           ----------
     Comprehensive income                                                                                     107,510

1,081 shares of common stock issued for
  exercise of options, including tax benefit of
  $3,305                                                  1,081       19,700            --           --        20,781

Issuance of 52 shares of
   contractually issuable common stock                       52          (52)           --           --            --

Issuance of 314 shares for acquisition
  of subsidiaries                                           314        7,958            --           --         8,272

Cash dividends declared, $0.205 per share                    --           --       (12,988)          --       (12,988)
                                                      ---------    ---------     ---------    ---------    ----------
    BALANCE AS OF SEPTEMBER 30, 2003                  $  63,805    $ 444,012     $ 473,678    $  24,987    $1,006,482
                                                      =========    =========     =========    =========    ==========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                           For the nine months ended          For the three months ended
                                                                 September 30,                       September 30,
                                                            2003              2002              2003             2002
                                                       ------------       ------------      ------------     ------------
Cash flows from operating activities:
  Net earnings                                         $    103,288       $     74,333      $     38,351     $     24,269
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Change in premium, claims and other
          receivables                                      (177,880)           (52,440)           (7,934)         (14,989)
      Change in reinsurance recoverables                   (107,708)            52,969           (43,624)          22,933
      Change in ceded unearned premium                      (91,177)           (63,893)          (25,364)         (24,583)
      Change in loss and loss adjustment
          expense payable                                   251,553            (46,305)          101,720          (11,141)
      Change in reinsurance balances payable                 85,316             58,412            21,051           19,953
      Change in unearned premium                            227,651            100,800            60,931           32,421
      Change in premium and claims payable,
          net of restricted cash                             67,849            (16,865)            2,496           24,513
      Depreciation and amortization expense                   8,485              7,933             2,921            2,555
      Other, net                                            (41,487)             7,884           (23,930)             215
                                                       ------------       ------------      ------------     ------------
         Cash provided by operating activities              325,890            122,828           126,618           76,146

Cash flows from investing activities:
    Sales of fixed income securities                        131,884            197,466             8,703           43,302
    Maturity or call of fixed income securities             112,248             32,951            43,162           13,260
    Sales of equity securities                                1,165              3,417                --               --
    Other proceeds                                           16,846                 --                --               --
    Change in short-term investments                       (114,801)            55,867           (25,238)          14,365
    Cost of securities acquired                            (520,491)          (412,521)         (112,616)        (125,421)
    Payments for purchase of subsidiaries,
        net of cash received                                (16,680)                --           (12,601)              --
    Purchases of property and equipment                     (20,260)            (3,948)          (17,125)          (1,110)
                                                       ------------       ------------      ------------     ------------
         Cash used by investing activities                 (410,089)          (126,768)         (115,715)         (55,604)

Cash flows from financing activities:
    Issuance of notes payable, net of costs                 134,845             40,000                --               --
    Sale of common stock                                     17,476             10,038             5,507              777
    Payments on notes payable                               (68,723)           (15,409)           (1,101)          (2,140)
    Dividends paid and other, net                           (14,701)           (12,831)           (6,564)          (3,887)
                                                       ------------       ------------      ------------     ------------
         Cash provided (used) by financing  activities
                                                             68,897             21,798            (2,158)          (5,250)
                                                       ------------       ------------      ------------     ------------

         Net change in cash                                 (15,302)            17,858             8,745           15,292

         Cash at beginning of period                         40,306             16,891            16,259           19,457
                                                       ------------       ------------      ------------     ------------

         CASH AT END OF PERIOD                         $     25,004       $     34,749      $     25,004     $     34,749
                                                       ============       ============      ============     ============

See Notes to Condensed Consolidated Financial Statements

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                (unaudited, in thousands, except per share data)



(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. and its subsidiaries ("we," "us" and "our") provide specialized property and casualty and accident and health insurance coverages, underwriting agency and intermediary services to commercial customers and individuals. Our lines of business include group life, accident and health; aviation; our London market account (which includes energy, marine, property and some accident and health); diversified financial products (which includes directors and officers liability, errors and omissions, employment practices liability and surety); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Bermuda and Spain, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

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

      During the fourth quarter of 2002, we completed three acquisitions. The results of operations of these entities are included in our condensed consolidated financial statements beginning on the effective date of each transaction. Thus, our condensed consolidated statements of earnings and cash flows for the nine and three months ended September 30, 2002 do not contain any activity generated by these three entities. We are still in the process of completing the purchase price allocation for one of these acquisitions as we are still gathering some of the information needed to make the required calculations. Any subsequent net adjustment will result in a change to recorded goodwill.

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

      Income Tax

      For the nine months and three months ended September 30, 2003 and 2002, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the Federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(1)   GENERAL INFORMATION, CONTINUED

      Stock Options

      We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net earnings and earnings per share if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation".

                                                             For the nine months ended         For the three months ended
                                                                   September 30,                     September 30,
                                                                2003             2002            2003             2002
                                                            -----------      -----------      -----------     -----------

           Reported net earnings                            $   103,288      $    74,333      $    38,351     $    24,269
           Stock-based compensation using
              fair value method, net of income tax               (5,525)          (3,882)          (1,654)         (1,599)
                                                            -----------      -----------      -----------     -----------

           Pro forma net earnings                           $    97,763      $    70,451      $    36,697      $   22,670
                                                            ===========      ===========      ===========      ==========

           Reported basic earnings per share                $      1.64      $      1.20      $      0.60      $     0.39
           Fair value stock-based compensation                    (0.09)           (0.07)           (0.02)          (0.03)
                                                            -----------      -----------      -----------      ----------
           Pro forma basic earnings per share               $      1.55      $      1.13      $      0.58      $     0.36
                                                            ===========      ===========      ===========      ==========

           Reported diluted earnings per share              $      1.61       $     1.18      $      0.59      $     0.39
           Fair value stock-based compensation                    (0.08)           (0.06)           (0.02)          (0.03)
                                                            -----------      -----------      -----------      ----------
           Pro forma diluted earnings per share             $      1.53      $      1.12      $      0.57      $     0.36
                                                            ===========      ===========      ===========      ==========

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(2)   ACQUISITION

      On July 1, 2003, we completed the acquisition of the CUL Group of companies, which included Covenant Underwriters Ltd., an underwriting agency, and Continental Underwriters Ltd., an intermediary. The companies were acquired to diversify into a new specialty line of business. This business combination has been recorded using the purchase method of accounting. The results of operations of these companies have been included in our consolidated financial statements beginning on the effective date of the transaction. We are still in the process of completing the purchase price allocation for this acquisition, as we are still gathering some of the information needed to make the required calculations. The consideration paid and the inclusion of the acquired company's financial information in our consolidated financial statements is not material to our financial position or results of operations.

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

                                                                                                           Loss and Loss
                                                                    Written              Earned             Adjustment
                                                                    Premium              Premium              Expense
                                                                ---------------      ---------------      ---------------
        For the nine months ended September 30, 2003:

        Direct business                                         $     1,010,186      $       846,450      $       505,110
        Reinsurance assumed                                             289,581              230,988              267,609
        Reinsurance ceded                                              (633,640)            (542,084)            (433,654)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       666,127      $       535,354      $       339,065
                                                                ===============      ===============      ===============
        For the nine months ended September 30, 2002:

        Direct business                                         $       674,258      $       586,386      $       389,359
        Reinsurance assumed                                             177,826              162,304               71,321
        Reinsurance ceded                                              (449,856)            (386,291)            (239,434)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       402,228      $       362,399      $       221,246
                                                                ===============      ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   REINSURANCE, CONTINUED

                                                                                                           Loss and Loss
                                                                    Written              Earned             Adjustment
                                                                    Premium              Premium              Expense
                                                                ---------------      ---------------      ---------------
        For the three months ended September 30, 2003:

        Direct business                                         $       355,576      $       308,195      $       169,198
        Reinsurance assumed                                              87,464               77,155               98,949
        Reinsurance ceded                                              (220,505)            (195,910)            (149,194)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       222,535      $       189,440      $       118,953
                                                                ===============      ===============      ===============
        For the three months ended September 30, 2002:

        Direct business                                         $       237,478      $       208,300      $       128,201
        Reinsurance assumed                                              60,986               57,308               42,055
        Reinsurance ceded                                              (153,898)            (129,314)             (85,093)
                                                                ---------------      ---------------      ---------------

              NET AMOUNTS                                       $       144,566      $       136,294      $        85,163
                                                                ===============      ===============      ===============

      The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                                 September 30, 2003       December 31, 2002
                                                                                 ------------------       -----------------
        Reinsurance recoverable on paid losses                                   $         94,800         $        108,104
        Reinsurance recoverable on outstanding losses                                     466,033                  437,162
        Reinsurance recoverable on incurred but not reported losses                       357,719                  260,810
        Reserve for uncollectible reinsurance                                             (11,910)                  (7,142)
                                                                                 ----------------         ----------------

              TOTAL REINSURANCE RECOVERABLES                                     $        906,642         $        798,934
                                                                                 ================         ================

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

                                                                              September 30, 2003       December 31, 2002
                                                                              ------------------       -----------------
       Payables to reinsurers                                                 $          355,579       $         235,727
       Letters of credit                                                                 170,371                 141,490
       Cash deposits                                                                      11,233                   9,384
                                                                              ------------------       -----------------

             TOTAL CREDITS                                                    $          537,183       $         386,601
                                                                              ==================       =================

       The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                              September 30, 2003       December 31, 2002
                                                                              ------------------       -----------------
       Loss and loss adjustment expense payable                               $        1,406,843      $        1,155,290
       Reinsurance recoverable on outstanding losses                                    (466,033)               (437,162)
       Reinsurance recoverable on incurred but not reported losses                      (357,719)               (260,810)
                                                                              ------------------       -----------------

             NET RESERVES                                                     $          583,091      $          457,318
                                                                              ==================      ==================

       Unearned premium                                                       $          558,701      $          331,050
       Ceded unearned premium                                                           (255,401)               (164,224)
                                                                              ------------------      ------------------

             NET UNEARNED PREMIUM                                             $          303,300      $          166,826
                                                                              ==================      ==================

       Deferred policy acquisition costs                                      $          115,729      $           68,846
       Deferred ceding commissions                                                       (74,424)                (49,963)
                                                                              ------------------      ------------------

             NET DEFERRED POLICY ACQUISITION COSTS                            $           41,305      $           18,883
                                                                              ==================      ==================

      We have a reserve of $11.9 million as of September 30, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attacks on September 11, 2001 have placed great pressure on certain reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(3)   REINSURANCE, CONTINUED

      A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of September 30, 2003, our insurance companies had initiated one litigation proceeding against reinsurers. As of such date, our insurance companies had an aggregate amount of $6.1 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $7.7 million of incurred losses and loss expenses and other balances which could become due under the subject agreements.


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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance    Underwriting                     Other
                                          Company        Agency     Intermediary     Operations      Corporate         Total
                                       ---------------------------------------------------------------------------------------
For the nine months ended
  September 30, 2003:

Revenue:
   Domestic                            $   412,063     $  71,257     $  17,141        $   7,576      $     898       $ 508,935
   Foreign                                 155,248         9,703        26,734              --              --         191,685
   Inter-segment                                --        35,854         2,572              --              --          38,426
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE            $   567,311     $ 116,814     $  46,447        $   7,576      $     898         739,046
                                       =======================================================================
   Inter-segment revenue                                                                                               (38,426)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 700,620
                                                                                                                     =========
Net earnings:
   Domestic                            $    48,942     $  29,873     $   3,754        $   3,710      $      49       $  86,328
   Foreign                                  12,166         3,079         6,263               --             --          21,508
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS       $    61,108     $  32,952     $  10,017        $   3,710      $      49         107,836
                                       =======================================================================
   Inter-segment eliminations                                                                                           (4,548)
                                                                                                                     ---------

      CONSOLIDATED NET EARNINGS                                                                                      $ 103,288
                                                                                                                     =========
Other items:
   Net investment income               $    30,831     $   2,135     $     965        $      33      $     903       $  34,867
   Depreciation and amortization             2,468         2,983         1,307              380          1,347           8,485
   Interest expense (benefit)                   47         4,989         2,449              581         (2,569)          5,497
   Capital expenditures                      2,211           715         1,498               --         15,836          20,260

   Income tax provision                     29,750        22,030         5,353            1,554          1,287          59,974
   Inter-segment eliminations                                                                                           (1,065)
                                                                                                                     ---------

      CONSOLIDATED INCOME TAX PROVISION                                                                              $  58,909
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance    Underwriting                     Other
                                          Company        Agency     Intermediary     Operations      Corporate         Total
                                       ---------------------------------------------------------------------------------------
For the nine months ended
  September 30, 2002:

Revenue:
   Domestic                            $   324,746     $  58,918     $  18,535        $   1,335      $     774       $ 404,308
   Foreign                                  64,648           510        13,827               --             --          78,985
   Inter-segment                              --          20,457           746               --             --          21,203
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE            $   389,394     $  79,885     $  33,108        $   1,335      $     774         504,496
                                       =======================================================================
   Inter-segment revenue                                                                                               (21,203)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 483,293
                                                                                                                     =========
Net earnings:
   Domestic                            $    42,873     $  17,270     $   4,658        $     750      $   1,309       $  66,860
   Foreign                                   5,137           300         2,406               --             --           7,843
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS       $    48,010     $  17,570     $   7,064        $     750      $   1,309          74,703
                                       =======================================================================
     Inter-segment eliminations                                                                                           (370)
                                                                                                                     ---------

      CONSOLIDATED NET EARNINGS                                                                                      $  74,333
                                                                                                                     =========
Other items:
   Net investment income               $    24,713     $   2,144     $     731        $      34      $     159       $  27,781
   Depreciation and amortization             2,241         4,585           256               77            774           7,933
   Interest expense (benefit)                  127         5,748         1,931               --           (914)          6,892
   Capital expenditures                      1,510         1,155         1,041               --            242           3,948

   Income tax provision                     23,375        11,682         5,165              364            631          41,217
   Inter-segment eliminations                                                                                             (189)
                                                                                                                     ---------

      CONSOLIDATED INCOME TAX PROVISION                                                                              $  41,028
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                            Insurance    Underwriting                     Other
                                             Company        Agency     Intermediary     Operations      Corporate         Total
                                          ---------------------------------------------------------------------------------------
For the three months ended
  September 30, 2003:

Revenue:
   Domestic                               $   145,287     $  26,423     $   5,170        $   2,922      $     112       $  179,914
   Foreign                                     55,213         3,929         9,564               --             --           68,706
   Inter-segment                                   --        12,174         1,100               --             --           13,274
                                          ----------------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE               $   200,500     $  42,526     $  15,834        $   2,922      $     112          261,894
                                          =======================================================================
   Inter-segment revenue                                                                                                   (13,274)
                                                                                                                        ----------

      CONSOLIDATED TOTAL REVENUE                                                                                        $  248,620
                                                                                                                        ==========
Net earnings (loss):
   Domestic                               $    16,982     $  10,783     $     737        $   1,777      $    (429)      $   29,850
   Foreign                                      4,965         1,178         3,224               --             --            9,367
                                          ----------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS (LOSS)   $    21,947     $  11,961     $   3,961        $   1,777      $    (429)          39,217
                                          =======================================================================
     Inter-segment eliminations                                                                                               (866)
                                                                                                                        ----------

      CONSOLIDATED NET EARNINGS                                                                                         $   38,351
                                                                                                                        ==========
Other items:
   Net investment income                  $    10,605     $     893     $     374        $      25      $     100       $   11,997
   Depreciation and amortization                  851         1,520           230               53            267            2,921
   Interest expense (benefit)                      22         1,578           659              194           (552)           1,901
   Capital expenditures                           980            47           610               --         15,488           17,125

   Income tax provision                        10,549         8,900         1,693              686            202           22,030
   Inter-segment eliminations                                                                                                 (338)
                                                                                                                        ----------

      CONSOLIDATED INCOME TAX PROVISION                                                                                 $   21,692
                                                                                                                        ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                         Insurance    Underwriting                     Other
                                          Company        Agency     Intermediary     Operations      Corporate         Total
                                       ---------------------------------------------------------------------------------------

For the three months ended
  September 30, 2002:

Revenue:
   Domestic                            $   114,667     $  19,001     $   6,033        $     730      $     (16)      $ 140,415
   Foreign                                  30,700           (81)        4,638               --             --          35,257
   Inter-segment                                --         7,579           391               --             --           7,970
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE            $   145,367     $  26,499     $  11,062        $     730      $     (16)        183,642
                                       =======================================================================
   Inter-segment revenue                                                                                                (7,970)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 175,672
                                                                                                                     =========
Net earnings:
   Domestic                              $  12,634     $   5,871     $   1,774        $     455      $      13       $  20,747
   Foreign                                   2,397            43         1,138               --             --           3,578
                                       ---------------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS       $    15,031     $   5,914     $   2,912        $     455      $      13          24,325
                                       =======================================================================
   Inter-segment eliminations                                                                                              (56)
                                                                                                                     ---------

      CONSOLIDATED NET EARNINGS                                                                                      $  24,269
                                                                                                                     =========
Other items:
   Net investment income               $     8,739     $     814     $     267        $       7      $     (30)      $   9,797
   Depreciation and amortization               723         1,474            86               11            261           2,555
   Interest expense (benefit)                   54         1,868           643               --           (514)          2,051
   Capital expenditures                        503           355           346               --            (94)          1,110

   Income tax provision (benefit)            7,361         4,377         1,584              312           (161)         13,473
   Inter-segment eliminations                                                                                              (11)
                                                                                                                     ---------

      CONSOLIDATED INCOME TAX PROVISION                                                                              $  13,462
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

      The following tables present revenue by line of business within each operating segment for the periods indicated:

                                                       For the nine months ended                For the three months ended
                                                             September 30,                            September 30,
                                                        2003               2002                   2003                2002
                                                     -----------      -------------          -------------        -------------
      Insurance company:

         Group life, accident and health             $   220,253      $     170,155          $      72,744        $      64,350
         Diversified financial products                   80,399             14,030                 35,581                6,753
         London market account                           101,733             62,305                 35,276               29,784
         Aviation                                         72,779             76,599                 24,542               25,845
         Other specialty lines of business                35,833             13,347                 16,752                4,365
                                                     -----------      -------------          -------------        -------------
                                                         510,997            336,436                184,895              131,097

         Discontinued lines of business                   24,357             25,963                  4,545                5,197
                                                     -----------      -------------          -------------        -------------

           TOTAL NET EARNED PREMIUM                  $   535,354      $     362,399          $     189,440        $     136,294
                                                     ===========      =============          =============        =============
      Underwriting agency:

         Group life, accident and health             $    27,565      $     36,347           $       8,889        $      11,321
         Property and casualty                            51,410            20,705                  20,545                6,736
                                                     -----------      -------------          -------------        -------------

           TOTAL MANAGEMENT FEES                     $    78,975      $     57,052           $      29,434        $      18,057
                                                     ===========      =============          =============        =============
      Intermediary:

         Group life, accident and health             $    23,353      $     24,373           $       6,723        $       7,893
         Property and casualty                            19,444             7,258                   7,722                2,510
                                                     -----------      -------------          -------------        -------------
           TOTAL COMMISSION INCOME                   $    42,797      $     31,631           $      14,445        $      10,403
                                                     ===========      =============          =============        =============

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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                        For the nine months ended    For the three months ended
                                                               September 30,                September 30,
                                                            2003          2002            2003            2002
                                                         ----------    ----------      ----------     ----------
          Net earnings                                   $  103,288    $   74,333      $   38,351     $   24,269
                                                         ==========    ==========      ==========     ==========
          Reconciliation of shares outstanding:

          Shares of common stock outstanding
               at period end                                 63,805        62,294          63,805         62,294
          Effect of common shares issued
               during the period                               (727)         (176)            (88)           (11)
          Common shares contractually issuable
               in the future                                     --            52              --             52
                                                         ----------    ----------      ----------     ----------
          Weighted average common
               shares outstanding                            63,078        62,170          63,717         62,335

          Additional dilutive effect of
               outstanding options (as determined
               by the application of the treasury
               stock method)                                  1,028           671           1,168            536
                                                         ----------    ----------      ----------     ----------
          Weighted average shares and
               potential common shares
               outstanding                                   64,106        62,841          64,885         62,871
                                                         ==========    ==========      ==========     ==========
          Anti-dilutive shares not included
               in computation                                   352           415              --          1,216
                                                         ==========    ==========      ==========     ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(6)   NOTES PAYABLE

      The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets.

                                                         September 30, 2003        December 31, 2002
                                                         ------------------        -----------------
       1.3% Convertible notes                            $       125,000             $           --
       2% Convertible notes                                      172,451                    172,451
       $200 million revolving loan facility                          --                      53,000
       Other debt                                                 13,054                      4,576
                                                         ---------------             --------------

                TOTAL NOTES PAYABLE                      $       310,505             $      230,027
                                                         ===============             ==============

      In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% convertible notes due in 2023. Each one thousand dollar principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the notes plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering. The underwriting discounts and expenses are being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder was used to assist in financing acquisitions and strategic investments and for general corporate purposes.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)



(7)   SUPPLEMENTAL INFORMATION

                                                 For the nine months ended               For the three months ended
                                                       September 30,                            September 30,
                                                 2003                2002                2003                 2002
                                             -------------       -------------       -------------        -------------
      Interest paid                          $       5,744       $       4,568       $       3,023        $       2,151
      Income tax paid                               54,000              23,045              21,898               10,025
      Comprehensive income                         107,510              90,921              35,724               35,789
      Ceding commissions netted with
             policy acquisition costs              151,572             102,822              53,495               36,658

(8)   COMMITMENTS AND CONTINGENCIES

      In addition to the matters discussed in Note (3) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

During the past year we completed four acquisitions. The results of operations of these entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows do not contain any activity generated by these entities for periods prior to their acquisition.

Results of Operations

Nine months ended September 30, 2003 versus nine months ended September 30, 2002

Total revenue increased 45% to $700.6 million for the first nine months of 2003 from $483.3 million for the same period in 2002. The revenue increase resulted from premium rate increases, acquisitions and increased business in all segments. Subsidiaries acquired during the past year accounted for $73.4 million in revenue during the first nine months of 2003.

Net investment income increased 26% to $34.9 million for the first nine months of 2003 from $27.8 million for the same period in 2002. This increase was due to the higher level of invested assets resulting primarily from cash flow generated by operating activities and from the insurance company we acquired in December, 2002. Cash flow from operating activities was $325.9 million for the first nine months of 2003 compared to $122.8 million for the same period in 2002, continuing a trend of increasing operating cash flow that began in 2002. The majority of the increase in cash flow from operations results from increased earnings and net premium flow, less paid losses and loss adjustment costs, into our insurance companies. We expect the positive cash flow provided by operating activities to continue, most of which will increase invested assets and thus the related investment income. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short average duration and would be available to be invested on a longer term basis to take advantage of higher rates. For the first nine months of 2003 our annualized, weighted average, tax equivalent yield was 4.0% compared to 4.5% for the same period in 2002.

Compensation expense increased to $84.2 million during the first nine months of 2003 from $58.7 million for the same period in 2002. Subsidiaries acquired during the past year accounted for $19.6 million of the increase. Most of the remaining increase is due to larger bonus and incentive compensation accruals, based on increased earnings.

Other operating expense increased to $45.2 million during the first nine months of 2003 compared to $36.6 million in 2002. Again most of the increase, $9.8 million, is due to subsidiaries acquired during the past year. Currency gains amounted to $1.7 million during the first nine months of 2003 compared to gains of $0.5 million during the same period in 2002. During 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the first nine months of 2003 our insurance company subsidiaries incurred unusually high special assessments of $6.0 million from certain states and state agencies compared to $1.8 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

Interest expense was $5.5 million for the first nine months of 2003 compared to $6.9 million for the same period in 2002. Included in the 2002 amount is $2.9 million representing the amortization of underwriting discounts and expenses, which were fully amortized in 2002, related to the issuance of our 2% convertible notes compared to $0.3 million in 2003 related to our 1.3% convertible notes, which were issued in March 2003. Partially offsetting the decrease in amortization is the $0.6 million in interest expense on mortgage debt from a real estate partnership we are now consolidating with our adoption of Financial Accounting Standards Board Interpretation ("FIN") No. 46 during 2003 and an additional $0.8 million interest expense from our 1.3% convertible notes.

Income tax expense was $58.9 million for the first nine months of 2003 compared to $41.0 million for the same period in 2002. Our effective tax rate was 36.3% in the 2003 period compared to 35.6% in 2002. The increased rate results from tax-exempt interest income being a lower percentage of consolidated pre-tax earnings as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 39% to $103.3 million, or $1.61 per diluted share, for the first nine months of 2003 from $74.3 million, or $1.18 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated during the past year.

As of September 30, 2003, total assets exceeded $4.6 billion, shareholders' equity exceeded $1.0 billion for the first time and book value per share was $15.77, up 11% from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                             Gross             Net              Net              Net
                                                            written          Written          Earned            Loss
                                                            premium          Premium          Premium           Ratio
                                                          ------------     ------------     ------------     ----------
For the nine months ended September 30, 2003:

Group life, accident and health                           $    426,162     $    233,589     $    220,253           63.8%
Diversified financial products                                 400,190          134,417           80,399           47.3
London market account                                          189,062          135,941          101,733           52.9
Aviation                                                       165,280           75,765           72,779           63.6
Other specialty lines of business                               87,393           72,641           35,833           83.1
                                                          ------------     ------------     ------------     ----------
                                                             1,268,087          652,353          510,997           60.4
Discontinued lines of business                                  31,680           13,774           24,357          125.6
                                                          ------------     ------------     ------------     ----------
             TOTALS                                       $  1,299,767     $    666,127     $    535,354           63.3%
                                                          ============     ============     ============     ==========

                                                                                         Expense Ratio             25.5
                                                                                                              ---------
                                                                                         Combined Ratio            88.8%
                                                                                                              =========
For the nine months ended September 30, 2002:

Group life, accident and health                           $    378,563     $    176,519     $    170,155           61.5%
Diversified financial products                                 113,830           28,730           14,030           42.8
London market account                                          162,399           91,954           62,305           44.1
Aviation                                                       153,908           75,741           76,599           51.5
Other specialty lines of business                         $     16,454     $     13,253     $     13,347          111.8
                                                          ------------     ------------     ------------     ----------
                                                               825,154          386,197          336,436           57.2
Discontinued lines of business                                  26,930           16,031           25,963          111.0
                                                          ------------     ------------     ------------     ----------
             TOTALS                                       $    852,084     $    402,228     $    362,399           61.1%
                                                          ============     ============     ============     ==========

                                                                                         Expense Ratio             26.2
                                                                                                              ---------
                                                                                         Combined Ratio            87.3%
                                                                                                              =========

Gross written premium increased 53% to $1.3 billion for the first nine months of 2003 from $852.1 million for the same period in 2002. All of the lines of business showed some increase as a result of higher premium rates as well as organic growth. The largest growth was in the diversified financial products line of business, which our insurance companies began writing in 2002. Net written premium for the first nine months of 2003 increased 66% to $666.1 million and net earned premium increased 48% to $535.4 million for the same reasons plus an increase in retentions in selected areas. The increase in premium is expected to continue into 2004.

The table below shows the composition of net incurred loss and loss adjustment expense for the nine months ended September 30, 2003 and 2002 (amounts in thousands):

                                                                          2003                                  2002
                                                             ----------------------------        -----------------------------
                                                               Amount          Loss Ratio           Amount           Loss Ratio
                                                             -------------    -----------        ------------        ----------
         Deficiency / (redundancy)                           $      10,447            1.9%       $     (4,137)             (1.1)%
         All other incurred loss and
            loss adjustment expense                                328,618           61.4             225,383               62.2
                                                             -------------    -----------        ------------        -----------
                Net incurred loss and loss
                  adjustment expense                         $     339,065           63.3%       $    221,246               61.1%
                                                             =============    ===========        ============        ===========

The net loss ratio in the diversified financial products line of business increased in 2003 as a result of a change in the mix of business to components with a somewhat higher loss ratio. The London market account's net loss ratio was negatively affected in 2003 due to an increase in reserves in the accident and health category, some of which was adverse development from prior accident years. The net loss ratio in the aviation line of business increased due to unusually good loss experience in 2002 compared to a more expected loss ratio in 2003. Loss experience in the other specialty lines improved in 2003 compared to the prior year as experience approached its expected level. The loss ratio in the discontinued lines of business increased in the first nine months of 2003 following reserve additions resulting from our ongoing review of outstanding claims.

For the nine months ended September 30, the gross loss ratio was 71.7% in 2003 compared to 61.5% in 2002. During the first nine months of 2003, we increased our gross losses by $76.1 million on certain assumed accident and health reinsurance contracts reported in the discontinued line of business due to our processing of additional information received and our continuing evaluation of reserves related to this business. Also during the 2003 period, we incurred a $30.0 million gross loss on a large warehouse fire and reduced gross losses on another discontinued program by $14.3 million based on revised current information. During the first nine months of 2002, we reduced our gross losses from the September 11 terrorist attacks by $21.5 million and our gross loss from Total Oil Company loss by $14.0 million to its ultimate settlement amount. As all these losses were substantially reinsured, there was no material effect on our net losses. The table below shows the composition of gross incurred loss and loss adjustment expense for the nine months ended September 30, 2003 and 2002 (amounts in thousands):

                                                                         2003                                  2002
                                                             -----------------------------        ------------------------------
                                                               Amount           Loss Ratio            Amount         Loss Ratio
                                                             -------------     -----------        ------------      ------------
         September 11 terrorist attacks                      $         --               --%       $    (21,500)             (2.9)%
         Total Oil Company loss                                        --               --             (14,000)             (1.9)
         Accident and health adjustment                             76,115             7.0                  --                 --
         Discontinued program adjustment                           (14,332)           (1.3)                 --                 --
         Large warehouse fire                                       30,000             2.8                  --                 --
         All other incurred loss and
            loss adjustment expense                                680,936            63.2             496,180               66.3
                                                             -------------     -----------        ------------      -------------
                Gross incurred loss and loss
                  adjustment expense                         $     772,719            71.7%       $     460,680              61.5%
                                                             =============     ===========        =============     =============

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $64.5 million during the first nine months of 2003, from $44.5 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $61.1 million in the first nine months of 2003 from $48.0 million for the same period in 2002 due to increased premium volume from rate increases, organic growth and continuing profitable underwriting results somewhat offset by unusually high special assessments from certain states and state agencies during the first nine months of 2003.

Underwriting Agencies

Management fees increased 38% to $79.0 million for the first nine months of 2003 compared to $57.1 million for the same period in 2002. This increase resulted from both acquisitions made during the past year and our existing underwriting agencies, which are seeing growth in several areas. Net earnings in this segment increased to $33.0 million in the first nine months of 2003 from $17.6 million in 2002 for the same reasons. We expect growth to continue into 2004.

Intermediaries

Commission income increased 35% to $42.8 million for the first nine months of 2003 compared to $31.6 million for the same period in 2002. The growth resulted principally from acquisitions made during the past year. Net earnings of our intermediaries increased to $10.0 million for the first nine months of 2003 compared to $7.1 million for the same period of 2002 for the same reasons. We expect growth to continue into 2004.

Other Operations

The other operations segment saw an increase in revenue and segment net income due to income from our strategic investment in Argonaut Group, Inc. made in March 2003 and gains in our strategic investment and trading accounts. Also, segment revenue increased as a result of the initial consolidation of a real estate partnership to comply with FIN No. 46. Period to period comparisons may vary substantially depending on strategic investments, trading activities or dispositions in any given period.

Corporate

The decrease in segment earnings between periods resulted from the difference in intersegment income tax adjustments and the adjustment of certain accruals to their ultimate liability, which positively affected the 2002 period. There was also an increase in compensation expense during 2003, offsetting reduced net interest expense and currency conversion gains.

Quarter ended September 30, 2003 versus quarter ended September 30, 2002

Total revenue increased 42% to $248.6 million for the third quarter of 2003 from $175.7 million for the same period in 2002. The revenue increase resulted from premium rate increases and increased business in all segments. Subsidiaries acquired during the past year accounted for $28.0 million in revenue during the third quarter of 2003.

Net investment income increased 22% to $12.0 million for the third quarter of 2003 from $9.8 million for the same period in 2002. This increase was due to the higher level of invested assets resulting primarily from cash flow generated by operating activities and from the insurance company we acquired in December, 2002. Cash flow from operating activities was $126.6 million for the third quarter of 2003 compared to $76.1 million for the same period in 2002, continuing a trend of increasing operating cash flow that began in 2002. The majority of the increase in cash flow from operations results from increased earnings and net premium flow, less paid losses and loss adjustment costs, into our insurance companies. We expect the positive cash flow provided by operating activities to continue, most of which will increase invested assets and thus the related investment income. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short average duration and would be available to be invested on a longer term basis to take advantage of higher rates. For the third quarter of 2003 our annualized, weighted average, tax equivalent yield was 3.8% compared to 4.6% for the same period in 2002.

Compensation expense increased to $29.1 million during the third quarter of 2003 from $19.2 million for the same period in 2002. Subsidiaries acquired during the past year accounted for $7.8 million of the increase.

Other operating expense increased to $15.5 million during the third quarter of 2003 compared to $12.6 million in 2002. The increase is due principally to subsidiaries acquired during the past year.

Interest expense was $1.9 million for the third quarter of 2003 compared to $2.1 million for the same period in 2002. Included in the 2002 amount is $0.7 million representing the amortization of underwriting discounts and expenses, which were fully amortized in 2002, related to the issuance of our 2% convertible notes compared to $0.1 million in 2003 related to our 1.3% convertible notes, which were issued in March 2003. Partially offsetting the decrease in amortization is the $0.2 million in interest expense on mortgage debt from a real estate partnership we are now consolidating with our adoption of FIN No. 46 during 2003 and an additional $0.4 million interest expense from our 1.3% convertible notes.

Income tax expense was $21.7 million for the third quarter of 2003 compared to $13.5 million for the same period in 2002. Our effective tax rate was 36.1% in the 2003 quarter compared to 35.7% in 2002. The increased rate results primarily from tax-exempt interest income being a lower percentage of consolidated pre-tax earnings.

Net earnings increased 58% to $38.4 million, or $0.59 per diluted share, for the third quarter of 2003 from $24.3 million, or $0.39 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated during the past year.

As of September 30, 2003, total assets exceeded $4.6 billion, shareholders' equity exceeded $1.0 billion for the first time and book value per share was $15.77, up from $15.21 as of June 30, 2003.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                             Gross             Net               Net              Net
                                                            written          Written           Earned            Loss
                                                            premium          Premium           Premium           Ratio
                                                          ------------    -------------     ------------    -----------
For the three months ended September 30, 2003:

Group life, accident and health                           $    142,680     $    76,236      $     72,744           64.1%
Diversified financial products                                 149,764          52,203            35,581           46.7
London market account                                           48,910          33,387            35,276           53.0
Aviation                                                        56,320          24,561            24,542           63.6
Other specialty lines of business                               41,337          33,935            16,752           93.8
                                                          ------------    ------------      ------------    -----------
                                                               439,011         220,322           184,895           61.3
Discontinued lines of business                                   4,029           2,213             4,545          125.4
                                                          ------------    ------------      ------------    -----------

             TOTALS                                       $    443,040    $    222,535      $    189,440           62.8%
                                                          ============    ============      ============

                                                                                         Expense Ratio             25.8
                                                                                                            -----------

                                                                                         Combined Ratio            88.6%
                                                                                                            ===========
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Group life, accident and health                           $    132,904    $     69,491      $     64,350           59.5%
Diversified financial products                                  55,461          13,597             6,753           56.3
London market account                                           46,346          30,015            29,784           42.4
Aviation                                                        49,804          23,687            25,845           48.5
Other specialty lines of business                                6,570           4,288             4,365          106.1
                                                          ------------    ------------      ------------    -----------
                                                               291,085         141,078           131,097           54.8
Discontinued lines of business                                   7,379           3,488             5,197          255.3
                                                          ------------    ------------      ------------    -----------

             TOTALS                                       $    298,464    $    144,566      $    136,294           62.5%
                                                          ============    ============      ============

                                                                                         Expense Ratio             27.1
                                                                                                            -----------

                                                                                         Combined Ratio            89.6%
                                                                                                            ===========

Gross written premium increased 48% to $443.0 million for the third quarter of 2003 from $298.5 million for the same period in 2002. All of the lines of business showed some increase as a result of higher premium rates as well as organic growth. The largest growth was in the diversified financial products line of business, which our insurance companies began writing in 2002. Net written premium for the third quarter of 2003 increased 54% to $222.5 million and net earned premium increased 39% to $189.4 million for the same reasons plus an increase in retentions in selected areas. The increase in premium is expected to continue into 2004.

The table below shows the composition of net incurred loss and loss adjustment expense for the three months ended September 30, 2003 and 2002 (amounts in thousands):

                                                                    2003                                  2002
                                                       -------------------------------         -----------------------------
                                                           Amount           Loss Ratio            Amount        Loss Ratio
                                                       -------------     -------------         -------------   -------------
       Deficiency / (redundancy)                       $         617               0.3%        $      (2,207)           (1.6)%
       All other incurred loss and
          loss adjustment expense                            118,336              62.5                87,370            64.1
                                                       -------------     -------------         -------------   -------------
              Net incurred loss and loss
                adjustment expense                     $     118,953              62.8%        $      85,163            62.5%
                                                       =============     =============         =============   =============

The net loss ratio in the diversified financial products line of business decreased in 2003 as a result of a change in the mix of business. The London market account's net loss ratio was negatively affected in 2003 due to an increase in reserves in the accident and health category, some of which was adverse development from prior accident years. The net loss ratio in the aviation line of business increased due to unusually good loss experience in 2002 compared to a more expected loss ratio in 2003. Loss experience in the other specialty lines improved in 2003 compared to the prior year, as experience approached its expected level. The loss ratio in the discontinued lines of business remains high following reserve additions resulting from our ongoing review of outstanding claims.

For the third quarter, the gross loss ratio was 69.6% in 2003 compared to 64.1% in 2002. During the third quarter of 2003, we incurred a $30.0 million gross loss on a large warehouse fire and reduced gross losses on a discontinued program by $14.3 million based on revised current information. During the third quarter of 2002, we reduced our gross losses from the Total Oil Company loss by $14.0 million to its ultimate settlement amount. As all these losses were substantially reinsured, there was no material effect on our net losses. The table below shows the composition of gross incurred loss and loss adjustment expense for the three months ended September 30, 2003 and 2002 (amounts in thousands):

                                                                    2003                                  2002
                                                       -------------------------------         -----------------------------
                                                           Amount           Loss Ratio            Amount        Loss Ratio
                                                       -------------     -------------         -------------   -------------
         Total Oil Company loss                        $          --               --%         $     (14,000)           (5.3)%
         Discontinued program adjustment                     (14,332)            (3.7)                    --              --
         Large warehouse fire                                 30,000              7.8                     --              --
         All other incurred loss and
            loss adjustment expense                          252,479             65.5                184,256            69.4
                                                       -------------     -------------         -------------   -------------
                Gross incurred loss and loss
                  adjustment expense                   $     268,147             69.6%         $     170,256            64.1%
                                                       =============     =============         =============   =============

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $23.1 million during the third quarter of 2003, from $18.9 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $21.9 million in the third quarter of 2003 from $15.0 million for the same period in 2002 due to increased premium volume from rate increases, organic growth and continuing profitable underwriting results.

Underwriting Agencies

Management fees increased 63% to $29.4 million for the third quarter of 2003 compared to $18.1 million for the same period in 2002. This increase resulted from both acquisitions made during the past year and our existing underwriting agencies, which are seeing growth in several areas. Net earnings in this segment increased to $12.0 million in the third quarter of 2003 from $5.9 million in 2002 for the same reasons. We expect growth to continue into 2004.

Intermediaries

Commission income increased 39% to $14.4 million for the third quarter of 2003 compared to $10.4 million for the same period in 2002. The growth resulted principally from acquisitions made during the past year. Net earnings of our intermediaries increased to $4.0 million for the third quarter of 2003 compared to $2.9 million for the same period of 2002 for the same reasons. We expect growth to continue in 2004.

Other Operations

The other operations segment saw an increase in revenue and segment net income due to income from our strategic investment in Argonaut Group, Inc. made in March 2003 and gains in our strategic investment and trading accounts. Also, segment revenue increased as a result of the initial consolidation of a real estate partnership to comply with FIN No. 46. Period to period comparisons may vary substantially depending on strategic investments, trading activities or dispositions in any given period.

Corporate

The decrease in segment earnings between periods resulted from differences in compensation and income tax expense.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $334.3 million, or 28% , during the first nine months of 2003 and totaled $1.5 billion as of September 30, 2003, of which $455.4 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows.

In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% convertible notes due in 2023. Each one thousand dollar principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Interest is to be paid by us on April 1 and October 1 each year, commencing October 1, 2003. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the notes plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof. We paid $3.2 million in underwriting discounts and expenses in connection with this offering. The underwriting discounts and expenses are being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder was used to assist in financing acquisitions and strategic investments and for general corporate purposes.

Reinsurance recoverables increased during the first nine months of 2003 due principally to the increase in reinsurance recoverables on incurred but not reported losses. A significant portion of this increase comes from the diversified financial products line of business, new in 2002, which is more heavily reinsured than our other lines of business. The increase in gross losses on certain assumed contracts in the discontinued line of business also contributed to the increase. The increase in reinsurance recoverable on outstanding losses results principally from a $30.0 million loss incurred in the third quarter of 2003 which was substantially reinsured.

We have a reserve of $11.9 million as of September 30, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. The adverse economic environment in the worldwide insurance industry, the decline in the market value of investments in equity securities and the terrorist attacks on September 11, 2001 have placed great pressure on certain reinsurers and the results of their operations. Ultimately, these conditions could affect reinsurers' solvency. Historically, there have been insolvencies following a period of competitive pricing in the industry. We limit our exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. In some instances, the reinsurers have withheld payment without reference to a substantive basis for the delay or suspension. In other cases, the reinsurers have claimed they are not liable for payment to us of all or part of the amounts due under the applicable reinsurance agreement. We believe these claims are substantially without merit and expect to collect the full amounts recoverable. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination of these matters. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. In this regard, as of September 30, 2003, our insurance companies had initiated one litigation proceeding against reinsurers. As of such date, our insurance companies had an aggregate amount of $6.1 million which had not been paid to us under the agreements and we estimate that there could be up to an additional $7.7 million of incurred losses and loss expenses and other balances which could become due under the subject agreements.

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

                           PART II - OTHER INFORMATION


Item 1.          Legal Proceedings

                 In addition to the matters discussed in Note (3) Reinsurance, we are party to numerous lawsuits and other proceedings that arise in the normal course of our business. Many of such lawsuits and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. We do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.


Item 6.          Exhibits and Reports on Form 8-K

                 (a)      Exhibits

                 31.1     Certification by Chief Executive Officer.
                 31.2     Certification by Chief Financial Officer.
                 32.1     Certification with respect to quarterly report.

                 (b)      Reports on Form 8-K

                          During the third quarter we did not file any reports on Form 8-K. On August 7, 2003, we furnished a report on Form 8-K including our announcement of financial results for the second quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          HCC Insurance Holdings, Inc.
                                 ----------------------------------------------
                                                (Registrant)


November 14, 2003                            /s/ Stephen L. Way
-----------------                ----------------------------------------------
    (Date)                           Stephen L. Way,  Chairman of the Board
                                      Chief Executive Officer and President


November 14, 2003                            /s/ Edward H. Ellis, Jr.
-----------------                ----------------------------------------------
    (Date)                       Edward H. Ellis, Jr., Executive Vice President
                                          and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT NUMBER          DESCRIPTION
--------------          -----------

   31.1                 Certification by Chief Executive Officer.
   31.2                 Certification by Chief Financial Officer.
   32.1                 Certification with respect to quarterly report.