Form 10-Q/A
period 2003-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-03-02
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number                 001-13790
                         ------------------------------------------------------

     HCC Insurance Holdings, Inc.
-----=-------------------------------------------------------------------------
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

     (713)690-7300
-------------------------------------------------------------------------------
     (Registrant's telephone number, including area code)

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

Explanatory Note

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for certain fee and commission income as described herein. Revenue and net income for the three months ended March 31, 2003 were reduced by $10.9 million and $6.5 million, respectively, as a result of the restatement.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                       March 31, 2003 and December 31, 2002 .......................................        3

                  Condensed Consolidated Statements of Earnings
                       For the three months ended March 31, 2003 and 2002 .........................        4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the three months ended March 31, 2003 ..................................        5

                  Condensed Consolidated Statements of Cash Flows
                       For the three months ended March 31, 2003 and 2002 .........................        6

                  Notes to Condensed Consolidated Financial Statements.............................        7

         Item 2.  Management's Discussion and Analysis.............................................       19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................       24

         Item 4.  Controls and Procedures..........................................................       24

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings................................................................       25

         Item 6.  Exhibits and Reports on Form 8-K.................................................       25

         Signatures................................................................................       26

This report on Form 10-Q/A contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably" or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)

                                                                                March 31, 2003       December 31, 2002
                                                                                --------------       -----------------
                                                                                  (restated)
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2003 - $821,003; 2002 - $807,772)                                 $      854,671       $        841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,331; 2002 - $15,815)                                           15,132                 15,609
   Short-term investments, at cost, which approximates market                          455,604                307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,175; 2002 - $3,264)                                              2,175                  3,264
                                                                                --------------       -----------------
      Total investments                                                              1,327,582              1,167,636

Cash                                                                                    18,776                 40,306
Restricted cash                                                                        208,150                189,396
Premium, claims and other receivables                                                  814,199                753,527
Reinsurance recoverables                                                               845,966                798,934
Ceded unearned premium                                                                 188,655                164,224
Ceded life and annuity benefits                                                         78,675                 78,951
Deferred policy acquisition costs                                                       71,071                 68,846
Goodwill                                                                               336,945                335,288
Other assets                                                                           166,681                107,043
                                                                                --------------       -----------------

      TOTAL ASSETS                                                              $    4,056,700       $      3,704,151
                                                                                ==============       =================

LIABILITIES

Loss and loss adjustment expense payable                                        $    1,234,211       $      1,155,290
Life and annuity policy benefits                                                        78,675                 78,951
Reinsurance balances payable                                                           195,494                166,659
Unearned premium                                                                       387,274                331,050
Deferred ceding commissions                                                             57,488                 49,963
Premium and claims payable                                                             789,435                730,801
Notes payable                                                                          311,692                230,027
Accounts payable and accrued liabilities                                                96,047                 78,503
                                                                                --------------       -----------------

      Total liabilities                                                              3,150,316              2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 62,679; 2002 - 62,358)                         62,679                 62,358
Additional paid-in capital                                                             420,692                416,406
Retained earnings                                                                      403,071                383,378
Accumulated other comprehensive income                                                  19,942                 20,765
                                                                                --------------       -----------------

      Total shareholders' equity                                                       906,384                882,907
                                                                                --------------       -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $    4,056,700       $      3,704,151
                                                                                ==============       =================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                               For the three months ended March 31,
                                                    2003                  2002
                                               --------------         ------------
                                                   (restated)
REVENUE

Net earned premium                             $      162,422         $    111,478
Fee and commission income                              30,118               33,947
Net investment income                                  10,998                8,694
Net realized investment gain (loss)                       (21)                 502
Other operating income                                    876                1,463
                                               --------------         ------------

      Total revenue                                   204,393              156,084

EXPENSE

Loss and loss adjustment expense                      100,032               68,331

Operating expense:

   Policy acquisition costs, net                       31,912               20,949
   Compensation expense                                20,500               16,677
   Other operating expense                             13,678               12,029
                                               --------------         ------------
      Total operating expense                          66,090               49,655

Interest expense                                        1,682                2,378
                                               --------------         ------------
      Total expense                                   167,804              120,364
                                               --------------         ------------
      Earnings before income tax provision             36,589               35,720

Income tax provision                                   12,822               12,438
                                               --------------         ------------
        Net earnings                           $       23,767         $     23,282
                                               ==============         ============

BASIC EARNINGS PER SHARE DATA:

Earnings per share                             $         0.38         $       0.38
                                               ==============         ============
Weighted average shares outstanding                    62,637               61,936
                                               ==============         ============

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                             $         0.38         $       0.37
                                               ==============         ============
Weighted average shares outstanding                    63,335               62,713
                                               ==============         ============
Cash dividends declared, per share             $        0.065         $     0.0625
                                               ==============         ============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

              For the three months ended March 31, 2003 (restated)

                (unaudited, in thousands, except per share data)

                                                                                                  Accumulated
                                                                      Additional                     other           Total
                                                        Common         paid-in      Retained     comprehensive    shareholders'
                                                        stock          capital      Earnings         income         equity
                                                      ------------    ----------    ---------    -------------    -------------
BALANCE AS OF DECEMBER 31, 2002                       $     62,358    $  416,406    $ 383,378    $      20,765    $     882,907

Net earnings                                                    --            --       23,767               --           23,767

Other comprehensive income (loss)                               --            --           --             (823)            (823)
                                                                                                                  -------------
     Comprehensive income                                                                                                22,944

269 shares of common stock issued for
  exercise of options, including tax benefit of
  $876                                                         269         4,338           --               --            4,607

Issuance of 52 shares of
   Contractually issuable common stock                          52           (52)          --               --              --

Cash dividends declared, $0.065 per share                       --            --       (4,074)              --           (4,074)
                                                      ------------    ----------    ---------    -------------    -------------

    BALANCE AS OF MARCH 31, 2003                      $     62,679    $  420,692    $ 403,071    $      19,942    $     906,384
                                                      ============    ==========    =========    =============    =============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                                       For the three months ended March 31,
                                                                          2003                    2002
                                                                          ----                    ----
                                                                        (restated)
Cash flows from operating activities:

  Net earnings                                                         $    23,767             $    23,282
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                      (62,217)                  9,286
      Change in reinsurance recoverables                                   (47,032)                    617
      Change in ceded unearned premium                                     (24,431)                 (2,488)
      Change in loss and loss adjustment expense payable                    78,921                  17,100
      Change in reinsurance balances payable                                28,835                   3,147
      Change in unearned premium                                            56,224                  12,138
      Change in premium and claims payable, net of restricted cash          39,880                 (54,819)
      Depreciation and amortization expense                                  2,976                   2,747
      Other, net                                                             4,948                   2,092
                                                                       -----------             -----------
         Cash provided by operating activities                             101,871                  13,102

Cash flows from investing activities:

  Sales of fixed income securities                                          95,229                  68,311
  Maturity or call of fixed income securities                               27,358                   9,812
  Sales of equity securities                                                   983                   1,189
  Change in short-term investments                                        (148,199)                 (1,193)
  Cost of securities acquired                                             (164,237)                (92,951)
  Purchases of property and equipment                                       (1,523)                 (1,325)
                                                                       -----------             -----------
      Cash used by investing activities                                   (190,389)                (16,157)

Cash flows from financing activities:

  Proceeds from notes payable, net of costs                                134,845                      --
  Sale of common stock                                                       3,731                   6,570
  Payments on notes payable                                                (67,527)                 (2,527)
  Dividends paid and other, net                                             (4,061)                 (5,067)
                                                                       -----------             -----------
      Cash provided (used) by financing activities                          66,988                  (1,024)
                                                                       -----------             -----------

      Net change in cash                                                   (21,530)                 (4,079)

      Cash at beginning of period                                           40,306                  16,891
                                                                       -----------             -----------

      CASH AT END OF PERIOD                                            $    18,776             $    12,812
                                                                       ===========             ===========

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

         This Form 10-Q/A has amended our previously filed Form 10-Q to reflect a restatement to change the basis upon which the fee and commission income of our underwriting agency and intermediary subsidiaries are accounted. This restatement relates only to business underwritten by our underwriting agencies or placed by our intermediaries that passes through one of our affiliated insurance companies to an unrelated reinsurance company. This income had previously been recognized at the later of the effective date of a policy, the date when the premium could be reasonably established or the date when substantially all the services relating to the insurance placement had been rendered to the client. This income is now recognized pro rata over the term of the underlying policy. The cumulative effect of the restatement related to prior years, $3.9 million, which is recorded in the first quarter of 2003, is not material to prior years or 2003. The effect of the change only became material in 2003 as a result of recent acquisitions. The change is a timing difference which generally reverses over a twelve month period. The restatement does not impact the overall amount of fees and commissions ultimately earned or previously collected in cash. Additionally, it does not change the net earnings of our reporting segments but, rather, results solely from changes to the consolidating entries made in the preparation of our condensed consolidated financial statements. Likewise, it does not change cash flow from operations.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)      GENERAL INFORMATION, CONTINUED

         The effect of the restatement on revenue was a reduction of $10.9 million for the first three months of 2003. This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The table below shows the effect on net earnings and earnings per share for the first quarter of 2003.

                                                                     Earnings per share
                                                       Amount         Basic     Diluted
                                                      ---------     ---------  ---------
Net earnings, as previously reported                  $  30,275     $    0.48  $    0.48
Effect of adjustment on operations for the period        (2,618)        (0.04)     (0.04)
Cumulative adjustment                                    (3,890)        (0.06)     (0.06)
                                                      ---------     ---------  ---------
      Net earnings, as reported herein                $  23,767     $    0.38  $    0.38
                                                      =========     =========  =========

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)      GENERAL INFORMATION, CONTINUED

         Fee and Commission Income

         Our fee and commission income in our condensed consolidated statements of earnings includes fee income from our underwriting agencies and commission income from our intermediaries earned by underwriting on behalf of and/or placing business with unaffiliated (re)insurers and proceeds from ceded reinsurance (ceding commissions in excess of policy acquisition costs).

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

                                                  For the three months ended March 31,
                                                     2003                     2002
                                                  ----------               ----------
Reported net earnings                             $   23,767               $   23,282
Stock-based compensation using the fair value
    method, net of income tax                         (1,939)                  (1,085)
                                                  ----------               ----------
Pro forma net earnings                            $   21,828               $   22,197
                                                  ==========               ==========

Reported basic earnings per share                 $     0.38               $     0.38
Fair value stock-based compensation                    (0.03)                   (0.02)
                                                  ----------               ----------
Pro forma basic earnings per share                $     0.35               $     0.36
                                                  ==========               ==========

Reported diluted earnings per share               $     0.38               $     0.37
Fair value stock-based compensation                    (0.04)                   (0.02)
                                                  ----------               ----------
Pro forma diluted earnings per share              $     0.34               $     0.35
                                                  ==========               ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)      GENERAL INFORMATION, CONTINUED

         Reclassifications

         Certain amounts in our 2002 condensed consolidated financial statements have been reclassified to conform to the 2003 presentation. Among these reclassifications, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) have been classified as fee and commission income rather than a reduction of operating expenses. Also, compensation and other operating expenses of our underwriting agency subsidiaries representing acquisition costs have been classified as policy acquisition costs to be offset by the portion of ceding commissions which represent the reimbursement of those acquisition costs. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

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

                                                                                                  Loss and Loss
                                                           Written               Earned            Adjustment
                                                           Premium               Premium             Expense
                                                       ---------------      ---------------      ---------------
For the three months ended March 31, 2003:

Direct business                                        $       296,780      $       255,871      $       167,216
Reinsurance assumed                                             82,668               61,948               51,827
Reinsurance ceded                                             (186,947)            (155,397)            (119,011)
                                                       ---------------      ---------------      ---------------

      NET AMOUNTS                                      $       192,501      $       162,422      $       100,032
                                                       ===============      ===============      ===============

For the three months ended March 31, 2002:

Direct business                                        $       192,090      $       184,559      $       143,216
Reinsurance assumed                                             55,678               49,528               19,100
Reinsurance ceded                                             (125,496)            (122,609)             (93,985)
                                                       ---------------      ---------------      ---------------
      NET AMOUNTS                                      $       122,272      $       111,478      $        68,331
                                                       ===============      ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(2)      REINSURANCE, CONTINUED

         The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                               March 31, 2003    December 31, 2002
                                                               --------------    -----------------
Reinsurance recoverable on paid losses                         $      117,638       $   108,104
Reinsurance recoverable on outstanding losses                         289,516           304,220
Reinsurance recoverable on incurred but not reported losses           446,548           393,752
Reserve for uncollectible reinsurance                                  (7,736)           (7,142)
                                                               --------------       -----------
      TOTAL REINSURANCE RECOVERABLES                           $      845,966       $   798,934
                                                               ==============       ===========

         Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                           March 31, 2003         December 31, 2002
                           --------------         -----------------
Payables to reinsurers       $  268,777              $  235,727
Letters of credit               140,979                 141,490
Cash deposits                     9,014                   9,384
                             ----------              ----------
      TOTAL CREDITS          $  418,770              $  386,601
                             ==========              ==========

         The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                      March 31, 2003      December 31, 2002
                                                                      --------------      -----------------
Loss and loss adjustment expense payable                              $    1,234,211      $       1,155,290
Reinsurance recoverable on outstanding losses                               (289,516)              (304,220)
Reinsurance recoverable on incurred but not reported losses                 (446,548)              (393,752)
                                                                      --------------      -----------------
      NET RESERVES                                                    $      498,147      $         457,318
                                                                      ==============      =================

Unearned premium                                                      $      387,274      $         331,050
Ceded unearned premium                                                      (188,655)              (164,224)
                                                                      --------------      -----------------
      NET UNEARNED PREMIUM                                            $      198,619      $         166,826
                                                                      ==============      =================

Deferred policy acquisition costs                                     $       71,071      $          68,846
Deferred ceding commissions                                                  (57,488)               (49,963)
                                                                      --------------      -----------------
      NET DEFERRED POLICY ACQUISITION COSTS                           $       13,583      $          18,883
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

(3)      SEGMENT AND GEOGRAPHIC INFORMATION

         The performance of each segment is evaluated based upon net earnings and is calculated after tax and after all corporate expense allocations, purchase price allocations and intercompany eliminations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. The revenues within our underwriting agency and intermediary segments for 2002, have been reclassified to be consistent with the 2003 presentation. This reclassification did not change segment total revenue or segment net earnings from amounts previously reported. Certain reinsurance proceeds of our insurance subsidiaries have also been reclassified to revenue to be consistent with the classification in the condensed consolidated financial statements.

                 HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                          Insurance    Underwriting                      Other
                                           Company        Agency      Intermediary      Operations     Corporate       Total
                                         -----------     ---------    ------------      ----------     ---------     ---------
For the three months ended
   March 31, 2003:

Revenue:
   Domestic                              $   137,236     $  10,518     $   4,971        $      447     $       1     $ 153,173
   Foreign                                    44,322         1,399         5,499                --            --        51,220
   Inter-segment                                  --        25,492         1,553                --            --        27,045
                                         -----------     ---------    ------------      ----------     ---------     ---------

      TOTAL SEGMENT REVENUE              $   181,558     $  37,409     $  12,023        $      447     $       1       231,438
                                         ===========     =========    ============      ==========     =========

   Inter-segment revenue                                                                                               (27,045)

                                                                                                                     ---------
      CONSOLIDATED TOTAL REVENUE                                                                                     $ 204,393
                                                                                                                     =========

Net earnings:

   Domestic                              $    15,973     $   8,745     $   1,542        $     (590)    $    (219)    $  25,451
   Foreign                                     3,387         1,171         1,157                --            --         5,715
                                         -----------     ---------    ------------      ----------     ---------     ---------

      TOTAL SEGMENT NET EARNINGS (LOSS)  $    19,360     $   9,916     $   2,699        $     (590)    $    (219)       31,166

                                         ===========     =========    ============      ==========     =========
     Inter-segment eliminations                                                                                         (7,399)
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS                                                                                   $  23,767
                                                                                                                     =========

Other items:

   Net investment income                 $    10,030     $     749     $     184        $        4     $      31     $  10,998
   Depreciation and amortization                 821         1,595            82               239           239         2,976
   Interest expense (benefit)                      9         1,812           638               193          (970)        1,682
   Capital expenditures                          440           517           301                --           265         1,523

   Income tax provision  (benefit)             8,761         5,834         2,021              (282)          758        17,092
   Inter-segment eliminations                                                                                           (4,270)
                                                                                                                     ---------
        CONSOLIDATED INCOME TAX PROVISION                                                                            $  12,822
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                        Insurance    Underwriting                      Other
                                         Company        Agency      Intermediary      Operations     Corporate         Total
                                       -----------     ---------    ------------      ----------     ---------       ---------
For the three months ended
    March 31, 2002:

Revenue:

   Domestic                            $   110,097     $  17,398     $   5,138        $      293     $     613       $ 133,539
   Foreign                                  16,795           507         5,243                --            --          22,545
   Inter-segment                                --         8,443           257                --            --           8,700
                                       -----------     ---------    ----------        ----------     ---------       ---------

      TOTAL SEGMENT REVENUE            $   126,892     $  26,348     $  10,638        $      293     $     613         164,784
                                       ===========     =========    ==========        ==========     =========

   Inter-segment revenue                                                                                                (8,700)
                                                                                                                     ---------

      CONSOLIDATED TOTAL REVENUE                                                                                     $ 156,084
                                                                                                                     =========
Net earnings:

   Domestic                            $    14,364     $   5,235     $     565        $      65      $   1,348       $  21,577
   Foreign                                     536           258         1,144                --            --           1,938
                                       -----------     ---------    ----------        ----------     ---------       ---------

      TOTAL SEGMENT NET EARNINGS       $    14,900     $   5,493     $   1,709        $      65      $   1,348          23,515
                                       ===========     =========    ==========        ==========     =========

     Inter-segment eliminations                                                                                           (233)
                                                                                                                     ---------

         CONSOLIDATED NET EARNINGS                                                                                   $  23,282
                                                                                                                     =========

Other items:

   Net investment income               $     7,692     $     715     $     222        $       20     $      45       $   8,694
   Depreciation and amortization               758         1,607            86                50           246           2,747
   Interest expense (benefit)                   73         1,986           644                --          (325)          2,378
   Capital expenditures                        502           424           290                --           109           1,325

   Income tax provision  (benefit)           7,319         3,137         1,701                (9)          449          12,597
   Inter-segment eliminations                                                                                             (159)
                                                                                                                     ---------
        CONSOLIDATED INCOME TAX PROVISION                                                                            $  12,438
                                                                                                                     =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

         The following tables present selected revenue items by line of business for the periods indicated:

                                         For the three months ended March 31,
                                              2003               2002
                                           ----------         ----------
Group life, accident and health            $   71,983         $   51,567
Diversified financial products                 18,306              2,703
London market account                          29,376             16,252
Aviation                                       23,882             25,183
Other specialty lines of business               9,528              3,635
                                           ----------         ----------
                                              153,075             99,340
Discontinued lines of business                  9,347             12,138
                                           ----------         ----------

  NET EARNED PREMIUM                       $  162,422         $  111,478
                                           ==========         ==========

Group life, accident and health            $   19,945         $   22,829
Property and casualty                          10,173             11,118
                                           ----------         ----------

  FEE AND COMMISSION INCOME                $   30,118         $   33,947
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

         The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                                       For the three months ended March 31,
                                                                              2003           2002
                                                                           ----------     ----------
Net earnings                                                               $   23,767     $   23,282
                                                                           ==========     ==========

Reconciliation of number of shares outstanding:

Shares of common stock outstanding at period end                               62,679         62,023
Effect of common shares issued during the period                                  (42)          (139)
Common shares contractually issuable in the future                                 --             52
                                                                           ----------     ----------

   Weighted average common shares outstanding                                  62,637         61,936

Additional dilutive effect of outstanding options
   (as determined by the application of the
   treasury stock method)                                                         698            777
                                                                           ----------     ----------

   Weighted average common shares and
      potential common shares outstanding                                      63,335         62,713
                                                                           ==========     ==========

Anti-dilutive shares not included in computation                                2,218            362
                                                                           ==========     ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(5)      NOTES PAYABLE

         The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets.

                                               March 31, 2003    December 31, 2002
                                               --------------    -----------------
1.3% Convertible notes                         $      125,000    $              --
2% Convertible notes                                  172,451              172,451
$200 million revolving loan facility                       --               53,000
Other debt                                             14,241                4,576
                                               --------------    -----------------
         TOTAL NOTES PAYABLE                   $      311,692    $         230,027
                                               ==============    =================

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

(6)      SUPPLEMENTAL INFORMATION

         Supplemental information for the three months ended March 31, 2003 and 2002, is summarized below:

                                                             2003           2002
                                                           ---------      ---------
Interest paid                                              $   2,431      $   2,070
Income tax paid                                                5,931          1,565
Comprehensive income                                          22,944         20,121
Ceding commissions netted with policy acquisition costs       24,379         19,417

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

This Form 10-Q/A has amended our previously filed Form 10-Q to reflect a restatement to change the basis upon which the fee and commission income of our underwriting agency and intermediary subsidiaries are accounted. This restatement relates only to business underwritten by our underwriting agencies or placed by our intermediaries that passes through one of our affiliated insurance companies to an unrelated reinsurance company. This income had previously been recognized at the later of the effective date of a policy, the date when the premium could be reasonably established or the date when substantially all the services relating to the insurance placement had been rendered to the client. This income is now recognized pro rata over the term of the underlying policy. The cumulative effect of the restatement related to prior years, $3.9 million, which is recorded in the first quarter of 2003, is not material to prior years or 2003. The effect of the change only became material in 2003 as a result of recent acquisitions. The change is a timing difference which generally reverses over a twelve month period. The restatement does not impact the overall amount of fees and commissions ultimately earned or previously collected in cash. Additionally, it does not change the net earnings of our reporting segments but, rather, results solely from changes to the consolidating entries made in the preparation of our condensed consolidated financial statements. Likewise, it does not change cash flow from operations.

The effect of the restatement on revenue was a reduction of $10.9 million for the first three months of 2003. This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The table below shows the effect on net earnings and earnings per share for the first quarter of 2003.

                                                                       Earnings per share
                                                          Amount             Basic             Diluted
                                                        ----------     ------------------     ----------
Net earnings, as previously reported                    $   30,275       $         0.48       $     0.48
Effect of adjustment on operations for the period           (2,618)               (0.04)           (0.04)
Cumulative adjustment                                       (3,890)               (0.06)           (0.06)
                                                        ----------     ------------------     ----------
      Net earnings, as reported herein                  $   23,767       $         0.38       $     0.38
                                                        ==========     ==================     ==========


Three months ended March 31, 2003 versus three months ended March 31, 2002

Results of Operations

Total revenue increased 31% to $204.4 million for the first quarter of 2003 from $156.1 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all three operating segments and subsidiaries acquired during the fourth quarter of 2002.

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

Compensation expense increased to $20.5 million during the first quarter of 2003 from $16.7 million for the same period in 2002. Most of the increase is due to subsidiaries acquired during the fourth quarter of 2002. Other operating expense increased to $13.7 million during the first quarter of 2003 compared to $12.0 million in 2002 for the same reason.

Interest expense was $1.7 million for the first quarter of 2003 compared to $2.4 million for the same period in 2002. Included in the 2002 amount is $1.1 million representing the amortization of underwriting discounts and expenses related to our issuance of our 2% convertible notes.

Income tax expense was $12.8 million for the first quarter of 2003 compared to $12.4 million for the same period in 2002. Our effective tax rate was 35.0% in the 2003 quarter compared to 34.8% in 2002.

Net earnings increased to $23.8 million, or $0.38 per diluted share, for the first quarter of 2003 from $23.3 million, or $0.37 per diluted share, for the same period in 2002. Included in 2003 net earnings is a reduction of $3.9 million, or $0.06 per share, due to the prior years' cumulative effect of the restatement to change our accounting for certain fee and commission income.

At March 31, 2003, total assets exceeded $4.0 billion for the first time, shareholders equity was $906.4 million and book value per share was $14.46, up from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                   Gross               Net              Net             Net
                                                  written            written          earned           loss
                                                  premium            premium          premium          ratio
                                                 ----------       ------------     -------------       ------
For the three months ended March 31, 2003:

Group life, accident and health                  $  139,320       $     76,185     $      71,983         63.6%
Diversified financial products                      107,320             33,307            18,306         43.7
London market accounts                               60,718             37,232            29,376         42.2
Aviation                                             44,531             20,679            23,882         65.5
Other specialty lines of business                    20,880             17,450             9,528         66.2
                                                 ----------       ------------     -------------       ------
                                                    372,769            184,853           153,075         57.5
Discontinued lines of business                        6,679              7,648             9,347        127.7
                                                 ----------       ------------     -------------       ------
             TOTALS                              $  379,448       $    192,501     $     162,422         61.6%
                                                 ==========       ============     =============

                                                                           Expense Ratio                 27.2
                                                                                                       ------

                                                                           Combined Ratio                88.8%
                                                                                                       ======


                                                   Gross               Net              Net             Net
                                                  written            written          earned           loss
                                                  premium            premium          premium          ratio
                                                 ----------       ------------     -------------       ------
For the three months ended March 31, 2002:

Group life, accident and health                  $  122,904       $     51,820     $      51,567         62.0%
Diversified financial products                       15,813              7,341             2,703         36.0
London market accounts                               47,545             28,536            16,252         44.6
Aviation                                             44,114             22,633            25,183         58.5
Other specialty lines of business                     4,202              3,581             3,635         93.8
                                                 ----------       ------------     -------------       ------
                                                    234,578            113,911            99,340         58.7
Discontinued lines of business                       13,190              8,361            12,138         82.3
                                                 ----------       ------------     -------------       ------

             TOTALS                              $  247,768       $    122,272     $     111,478         61.3%
                                                 ==========       ============     =============

                                                                                     Expense Ratio       26.0
                                                                                                       ------
                                                                                    Combined Ratio       87.3%
                                                                                                       ======

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

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $31.9 million during the first quarter of 2003, from $20.9 million in the same period in 2002. This increase is due to and in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $19.4 million in the first quarter of 2003 from $14.9 million for the same period in 2002 due to increased premium volume and continuing profitable underwriting results. We expect this growth to continue into 2004.

Underwriting Agencies

Revenue from our underwriting agencies (primarily fee income) increased 42% to $37.4 million for the first quarter of 2003 compared to $26.3 million for the same period in 2002. This growth was both from acquisitions made during the fourth quarter of 2002 and from internal growth at our underwriting agencies. Net earnings in this segment increased to $9.9 million in the first quarter of 2003 from $5.5 million in 2002 for the same reasons and we expect this growth to continue into 2004.

Intermediaries

Revenue from our intermediaries (primarily commission income) increased 13% to $12.0 million for the first quarter of 2003 compared to $10.6 million for the same period in 2002 due to improved market conditions and growth in non-affiliated business. Net earnings of our intermediaries increased to $2.7 million for the first quarter of 2003 compared to $1.7 million for the same period of 2002 for the same reason. We expect continued improvement in the intermediary segment during the remainder of 2003.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $138.4 million, or 11% , during the first quarter of 2003 and totaled $1.3 billion as of March 31, 2003 of which $474.4 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows and part of the proceeds from the 1.3% Convertible Notes discussed below.

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

                                        HCC Insurance Holdings, Inc.
                                        ----------------------------
                                               (Registrant)

March 1, 2004                                  /s/ Stephen L. Way
-----------------                       --------------------------------------
     (Date)                             Stephen L. Way,  Chairman of the Board
                                         Chief Executive Officer and President

March 1, 2004                                  /s/ Edward H. Ellis, Jr.
-----------------                       --------------------------------------
     (Date) Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer

                                INDEX TO EXHIBIT

31.1     Certification by Chief Executive Officer.

31.2     Certification by Chief Financial Officer.

32.1     Certification with respect to quarterly report.