Form 10-Q/A
period 2003-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-03-02
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2003.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number                         001-13790
                       ---------------------------------------------------------

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

Explanatory Note

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for certain fee and commission income as described herein. Revenue and net income for the six months ended June 30, 2003 were reduced by $13.8 million and $8.2 million, respectively, as a result of the restatement.

HCC INSURANCE HOLDINGS, INC.

                                      INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                       June 30, 2003 and December 31, 2002 ......................................................      3

                  Condensed Consolidated Statements of Earnings
                       For the six months and three months ended June 30, 2003 and 2002 .........................      4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the six months ended June 30, 2003....................................................      5

                  Condensed Consolidated Statements of Cash Flows
                       For the six months and three months ended June 30, 2003 and 2002 .........................      6

                  Notes to Condensed Consolidated Financial Statements...........................................      7

         Item 2.  Management's Discussion and Analysis...........................................................     21

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................     29

         Item 4.  Controls and Procedures........................................................................     30

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................................     31

         Item 4.  Submission of Matters to Vote of Security Holders..............................................     31

         Item 6.  Exhibits and Reports on Form 8-K...............................................................     32

Signatures.......................................................................................................     32

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)

                                                                                June 30, 2003         December 31, 2002
                                                                                -------------         -----------------
                                                                                  (restated)
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2003 - $976,833; 2002 - $807,772)                                 $  1,019,438             $   841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,118; 2002 - $15,815)                                         15,120                  15,609
   Short-term investments, at cost, which approximates market                        396,977                 307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,170; 2002 - $3,264)                                            2,170                   3,264
                                                                                ------------             -----------
      Total investments                                                            1,433,705               1,167,636

Cash                                                                                  16,259                  40,306
Restricted cash                                                                      224,909                 189,396
Premium, claims and other receivables                                                923,473                 753,527
Reinsurance recoverables                                                             863,018                 798,934
Ceded unearned premium                                                               230,037                 164,224
Ceded life and annuity benefits                                                       78,575                  78,951
Deferred policy acquisition costs                                                     89,402                  68,846
Goodwill                                                                             334,360                 335,288
Other assets                                                                         162,428                 107,043
                                                                                ------------             -----------

      TOTAL ASSETS                                                              $  4,356,166             $ 3,704,151
                                                                                ============             ===========

LIABILITIES

Loss and loss adjustment expense payable                                        $  1,305,123             $ 1,155,290
Life and annuity policy benefits                                                      78,575                  78,951
Reinsurance balances payable                                                         230,924                 166,659
Unearned premium                                                                     497,770                 331,050
Deferred ceding commissions                                                           69,034                  49,963
Premium and claims payable                                                           825,159                 730,801
Notes payable                                                                        311,639                 230,027
Accounts payable and accrued liabilities                                              85,361                  78,503
                                                                                ------------             -----------

      Total liabilities                                                            3,403,585               2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 63,188; 2002 - 62,358)                       63,188                  62,358
Additional paid-in capital                                                           429,868                 416,406
Retained earnings                                                                    431,911                 383,378
Accumulated other comprehensive income                                                27,614                  20,765
                                                                                ------------             -----------

      Total shareholders' equity                                                     952,581                 882,907
                                                                                ------------             -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  4,356,166             $ 3,704,151
                                                                                ============             ===========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                    For the six months ended June 30,        For the three months ended June 30,
                                                       2003                  2002                 2003                 2002
                                                       ----                  ----                 ----                 ----
                                                    (restated)                                 (restated)
REVENUE

Net earned premium                                  $ 345,914             $ 226,105            $ 183,492             $ 114,627
Fee and commission income                              74,226                69,764               44,108                35,817
Net investment income                                  22,871                17,984               11,873                 9,290
Net realized investment gain                              184                 1,169                  205                   667
Other operating income                                  5,116                 2,140                4,240                   677
                                                    ---------             ---------            ---------             ---------

      Total revenue                                   448,311               317,162              243,918               161,078

EXPENSE

Loss and loss adjustment expense                      220,112               136,083              120,080                67,752

Operating expense:
   Policy acquisition costs, net                       65,869                42,288               33,957                21,339
   Compensation expense                                42,861                33,515               22,361                16,838
   Other operating expense                             27,196                22,805               13,518                10,776
                                                    ---------             ---------            ---------             ---------
      Total operating expense                         135,926                98,608               69,836                48,953

Interest expense                                        3,596                 4,841                1,914                 2,463
                                                    ---------             ---------            ---------             ---------

      Total expense                                   359,634               239,532              191,830               119,168
                                                    ---------             ---------            ---------             ---------

      Earnings before income tax provision             88,677                77,630               52,088                41,910

Income tax provision                                   31,942                27,566               19,120                15,128
                                                    ---------             ---------            ---------             ---------

        Net earnings                                $  56,735             $  50,064            $  32,968             $  26,782
                                                    =========             =========            =========             =========

BASIC EARNINGS PER SHARE DATA:

Earnings per share                                  $    0.90             $    0.81            $    0.52             $    0.43
                                                    =========             =========            =========             =========

Weighted average shares outstanding                    62,753                62,087               62,867                62,236
                                                    =========             =========            =========             =========

DILUTED EARNINGS PER SHARE DATA:

Earnings per share                                  $    0.89             $    0.80            $    0.52             $    0.43
                                                    =========             =========            =========             =========

Weighted average shares outstanding                    63,667                62,805               63,990                62,889
                                                    =========             =========            =========             =========

Cash dividends declared, per share                  $    0.13             $   0.125            $   0.065             $  0.0625
                                                    =========             =========            =========             =========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                For the six months ended June 30, 2003 (restated)

                (unaudited, in thousands, except per share data)

                                                                             Accumulated
                                                    Additional                  other           Total
                                           Common    paid-in     Retained    comprehensive   shareholders'
                                           Stock     Capital     earnings      income           equity
                                           -----     -------     --------      ------           ------
BALANCE AS OF DECEMBER 31, 2002           $ 62,358  $  416,406   $ 383,378     $ 20,765        $ 882,907

Net earnings                                    --          --      56,735           --           56,735

Other comprehensive income                      --          --          --        6,849            6,849
                                                                                               ---------

  Comprehensive income                                                                            63,584

778 shares of common stock issued for
 exercise of options, including tax
 benefit of  $2,323                            778      13,514          --           --           14,292

Issuance of 52 shares of
 contractually issuable common stock            52         (52)         --           --               --

Cash dividends declared, $0.13 per share        --          --      (8,202)          --           (8,202)
                                          --------  ----------   ---------     --------        ---------

 BALANCE AS OF JUNE 30, 2003              $ 63,188  $  429,868   $ 431,911     $ 27,614        $ 952,581
                                          ========  ==========   =========     ========        =========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                      For the six months ended                    For the three months ended
                                                               June 30,                                    June 30,
                                                       2003                  2002                 2003                  2002
                                                       ----                  ----                 ----                  ----
                                                    (restated)                                 (restated)
Cash flows from operating activities:
  Net earnings                                      $  56,735             $  50,064            $  32,968             $  26,782
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Change in premium, claims and other
          receivables                                (169,946)              (37,451)            (107,729)              (46,737)
      Change in reinsurance recoverables              (64,084)               30,036              (17,052)               29,419
      Change in ceded unearned premium                (65,813)              (39,310)             (41,382)              (36,822)
      Change in loss and loss adjustment
          expense payable                             149,833               (35,164)              70,912               (52,264)
      Change in reinsurance balances payable           64,265                38,459               35,430                35,312
      Change in unearned premium                      166,720                68,379              110,496                56,241
      Change in premium and claims payable,
          net of restricted cash                       58,845               (41,378)              18,965                13,441
      Depreciation and amortization expense             5,564                 5,378                2,588                 2,631
      Other, net                                       (2,847)                7,669               (7,795)                5,577
                                                    ---------             ---------            ---------             ---------
         Cash provided by operating activities        199,272                46,682               97,401                33,580

Cash flows from investing activities:
    Sales of fixed income securities                  123,181               154,164               27,952                85,853
    Maturity or call of fixed income securities        69,086                19,691               41,728                 9,879
    Sales of equity securities                          1,165                 3,417                  182                 2,228
    Other proceeds                                     16,846                    --               16,846                    --
    Change in short-term investments                  (89,563)               41,502               58,636                42,695
    Cost of securities acquired                      (407,875)             (287,100)            (243,638)             (194,149)
    Earnout payments for purchase of subsidiaries      (4,079)                   --               (4,079)                   --
    Purchases of property and equipment                (3,135)               (2,838)              (1,612)               (1,513)
                                                    ---------             ---------            ---------             ---------
         Cash used by investing activities           (294,374)              (71,164)            (103,985)              (55,007)

Cash flows from financing activities:
    Proceeds from notes payable, net of costs         134,845                40,000                   --                40,000
    Sale of common stock, net of costs                 11,969                 9,261                8,238                 2,691
    Payments on notes payable                         (67,622)              (13,269)                 (95)              (10,742)
    Dividends paid and other, net                      (8,137)               (8,944)              (4,076)               (3,877)
                                                    ---------             ---------            ---------             ---------
         Cash provided by financing activities         71,055                27,048                4,067                28,072
                                                    ---------             ---------            ---------             ---------

         Net change in cash                           (24,047)                2,566               (2,517)                6,645

         Cash at beginning of period                   40,306                16,891               18,776                12,812
                                                    ---------             ---------            ---------             ---------

         CASH AT END OF PERIOD                      $  16,259             $  19,457            $  16,259             $  19,457
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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)      GENERAL INFORMATION, CONTINUED

         The effect of the restatement on revenue was a reduction of $13.8 million for the first six months of 2003 ($2.9 million for the three months ended June 30, 2003). This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The tables below show the effect on net earnings and earnings per share.

                                                                     Earnings per share
                                                      Amount       Basic          Diluted
                                                      ------       -----          -------
For the six months ended June 30, 2003:
Net earnings, as previously reported                $  64,937     $  1.03         $  1.02
Effect of adjustment on operations for the period      (4,312)      (0.07)          (0.07)
Cumulative adjustment                                  (3,890)      (0.06)          (0.06)
                                                    ---------     -------         -------

      Net earnings, as reported herein              $  56,735     $  0.90         $  0.89
                                                    =========     =======         =======

For the three months ended June 30, 2003:
Net earnings, as previously reported                $  34,662     $  0.55         $  0.54
Effect of adjustment on operations for the period      (1,694)      (0.03)          (0.02)
                                                    ---------     -------         -------

      Net earnings, as reported herein              $  32,968     $  0.52         $  0.52
                                                    =========     =======         =======

         During the fourth quarter of 2002, we completed three acquisitions. The results of operations of these entities are included in our consolidated financial statements beginning on the effective date of each transaction. Thus, our condensed consolidated statements of earnings and cash flows for the six and three months ended June 30, 2002 do not contain any activity generated by these three entities. We are still in the process of completing the purchase price allocation for two of these acquisitions as we are still gathering some of the information needed to make the required calculations. Any subsequent net adjustment will result in a change to recorded goodwill.

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

                                                For the six months ended   For the three months ended
                                                        June 30,                    June 30,
                                                   2003          2002          2003          2002
                                                   ----          ----          ----          ----
Reported net earnings                            $ 56,735      $ 50,064      $ 32,968      $ 26,782
Stock-based compensation using
   fair value method, net of income tax            (3,871)       (2,283)       (1,932)       (1,198)
                                                 --------      --------      --------      --------

Pro forma net earnings                           $ 52,864      $ 47,781      $ 31,036      $ 25,584
                                                 ========      ========      ========      ========

Reported basic earnings per share                $   0.90      $   0.81      $   0.52      $   0.43
Fair value stock-based compensation                 (0.06)        (0.04)        (0.03)        (0.02)
                                                 --------      --------      --------      --------

Pro forma basic earnings per share               $   0.84      $   0.77      $   0.49      $   0.41
                                                 ========      ========      ========      ========

Reported diluted earnings per share              $   0.89      $   0.80      $   0.52      $   0.43
Fair value stock-based compensation                 (0.06)        (0.04)        (0.03)        (0.02)
                                                 --------      --------      --------      --------

Pro forma diluted earnings per share             $   0.83      $   0.76      $   0.49      $   0.41
                                                 ========      ========      ========      ========

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

                                                                                                   Loss and Loss
                                                            Written              Earned              Adjustment
                                                            Premium              Premium               Expense
                                                            -------              -------               -------

For the six months ended June 30, 2003:

Direct business                                         $       654,610      $       538,255      $       335,912
Reinsurance assumed                                             202,117              153,833              168,660
Reinsurance ceded                                              (413,135)            (346,174)            (284,460)
                                                        ---------------      ---------------      ---------------

      NET AMOUNTS                                       $       443,592      $       345,914      $       220,112
                                                        ===============      ===============      ===============

For the six months ended June 30, 2002:

Direct business                                         $       436,780      $       378,086      $       261,158
Reinsurance assumed                                             116,840              104,996               29,266
Reinsurance ceded                                              (295,958)            (256,977)            (154,341)
                                                        ---------------      ---------------      ---------------

      NET AMOUNTS                                       $       257,662      $       226,105      $       136,083
                                                        ===============      ===============      ===============

For the three months ended June 30, 2003:

Direct business                                         $       357,830      $       282,384      $       168,696
Reinsurance assumed                                             119,449               91,885              116,833
Reinsurance ceded                                              (226,188)            (190,777)            (165,449)
                                                        ---------------      ---------------      ---------------

      NET AMOUNTS                                       $       251,091      $       183,492      $       120,080
                                                        ===============      ===============      ===============

For the three months ended June 30, 2002:

Direct business                                         $       244,690      $       193,527      $       117,942
Reinsurance assumed                                              61,162               55,468               10,166
Reinsurance ceded                                              (170,462)            (134,368)             (60,356)
                                                        ---------------      ---------------      ---------------

      NET AMOUNTS                                       $       135,390      $       114,627      $        67,752
                                                        ===============      ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(2)      REINSURANCE, CONTINUED

         The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                      June 30, 2003    December 31, 2002
                                                                      -------------    -----------------
Reinsurance recoverable on paid losses                                 $  109,506         $  108,104
Reinsurance recoverable on outstanding losses                             440,459            437,162
Reinsurance recoverable on incurred but not reported losses               322,649            260,810
Reserve for uncollectible reinsurance                                      (9,596)            (7,142)
                                                                       ----------         ----------

      TOTAL REINSURANCE RECOVERABLES                                   $  863,018         $  798,934
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

                                                                      June 30, 2003    December 31, 2002
                                                                      -------------    -----------------
Payables to reinsurers                                                 $  334,190         $  235,727
Letters of credit                                                         150,314            141,490
Cash deposits                                                               9,102              9,384
                                                                       ----------         ----------

      TOTAL CREDITS                                                    $  493,606         $  386,601
                                                                       ==========         ==========

         The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                      June 30, 2003    December 31, 2002
                                                                      -------------    -----------------
Loss and loss adjustment expense payable                               $1,305,123        $ 1,155,290
Reinsurance recoverable on outstanding losses                            (440,459)          (437,162)
Reinsurance recoverable on incurred but not reported losses              (322,649)          (260,810)
                                                                       ----------         ----------

      NET RESERVES                                                     $  542,015        $   457,318
                                                                       ==========         ==========

Unearned premium                                                       $  497,770        $   331,050
Ceded unearned premium                                                   (230,037)          (164,224)
                                                                       ----------         ----------

      NET UNEARNED PREMIUM                                             $  267,733        $   166,826
                                                                       ==========         ==========

Deferred policy acquisition costs                                      $   89,402        $    68,846
Deferred ceding commissions                                               (69,034)           (49,963)
                                                                       ----------         ----------

      NET DEFERRED POLICY ACQUISITION COSTS                            $   20,368        $    18,883
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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                     Insurance    Underwriting                   Other
                                                      Company       Agency      Intermediary   Operations   Corporate    Total
                                                      -------       ------      ------------   ----------   ---------    -----
For the six months ended June 30, 2003:

  Revenue:
  Domestic                                            $284,796      $ 27,815      $ 11,530      $  4,654     $  786     $329,581
  Foreign                                              101,273         1,275        16,182            --         --      118,730
  Inter-segment                                             --        45,198         2,901            --         --       48,099
                                                     ---------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE                           $386,069      $ 74,288      $ 30,613      $  4,654     $  786      496,410
                                                     ==============================================================

  Inter-segment revenue                                                                                                  (48,099)
                                                                                                                        --------

      CONSOLIDATED TOTAL REVENUE                                                                                        $448,311
                                                                                                                        ========

Net earnings:
  Domestic                                            $ 31,960      $ 19,090      $  3,017      $  1,933     $  478     $ 56,478
  Foreign                                                7,201         1,901         3,039            --         --       12,141
                                                     ---------------------------------------------------------------------------

      TOTAL SEGMENT NET EARNINGS                      $ 39,161      $ 20,991      $  6,056      $  1,933     $  478       68,619
                                                     ==============================================================

  Inter-segment eliminations                                                                                             (11,884)
                                                                                                                        --------

      CONSOLIDATED NET EARNINGS                                                                                         $ 56,735
                                                                                                                        ========
Other items:
  Net investment income                               $ 20,227      $  1,242      $    591      $      8     $  803     $ 22,871
  Depreciation and amortization                          1,617         1,463         1,077           327      1,080        5,564
  Interest expense (benefit)                                25         3,411         1,790           387     (2,017)       3,596
  Capital expenditures                                   1,231           668           888            --        348        3,135

  Income tax provision                                  19,201        13,130         3,660           868      1,085       37,944
  Inter-segment eliminations                                                                                              (6,002)
                                                                                                                        --------

      CONSOLIDATED INCOME TAX PROVISION                                                                                 $ 31,942
                                                                                                                        ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                     Insurance    Underwriting                   Other
                                                      Company       Agency      Intermediary   Operations   Corporate    Total
                                                      -------       ------      ------------   ----------   ---------    -----
For the six months ended June 30, 2002:

Revenue:
   Domestic                                           $224,058      $ 35,529      $ 12,452      $    605     $  790     $273,434
   Foreign                                              33,948           591         9,189            --         --       43,728
   Inter-segment                                            --        17,266           405            --         --       17,671
                                                     ---------------------------------------------------------------------------

        TOTAL SEGMENT REVENUE                         $258,006      $ 53,386      $ 22,046      $    605     $   790     334,833
                                                     ===============================================================

   Inter-segment revenue                                                                                                 (17,671)
                                                                                                                        --------

        CONSOLIDATED TOTAL REVENUE                                                                                      $317,162
                                                                                                                        ========
Net earnings:
   Domestic                                           $ 30,239      $ 11,399      $  2,884      $    295     $ 1,296    $ 46,113
   Foreign                                               2,740           257         1,268            --          --       4,265
                                                     ---------------------------------------------------------------------------

        TOTAL SEGMENT NET EARNINGS                    $ 32,979      $ 11,656      $  4,152      $    295     $ 1,296      50,378
                                                     ===============================================================

   Inter-segment eliminations                                                                                               (314)
                                                                                                                        --------

        CONSOLIDATED NET EARNINGS                                                                                       $ 50,064
                                                                                                                        ========

Other items:
   Net investment income                              $ 15,974      $  1,330      $    464      $     27     $   189    $ 17,984
   Depreciation and amortization                         1,518         3,111           170            66         513       5,378
   Interest expense (benefit)                               73         3,880         1,288            --        (400)      4,841
   Capital expenditures                                  1,007           800           695            --         336       2,838

   Income tax provision                                 16,014         7,305         3,581            52         792      27,744
   Inter-segment eliminations                                                                                               (178)
                                                                                                                        --------

        CONSOLIDATED INCOME TAX PROVISION                                                                               $ 27,566
                                                                                                                        ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                     Insurance    Underwriting                   Other
                                                      Company       Agency      Intermediary   Operations   Corporate    Total
                                                      -------       ------      ------------   ----------   ---------    -----
For the three months ended June 30, 2003:

Revenue:
   Domestic                                           $147,560      $ 17,297      $ 6,559       $ 4,207      $   785    $176,408
   Foreign                                              56,951         2,374        8,185            --           --      67,510
   Inter-segment                                            --        20,301          753            --           --      21,054
                                                      --------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE                           $204,511      $ 39,972      $15,497       $ 4,207      $   785     264,972
                                                      ==============================================================

   Inter-segment revenue                                                                                                 (21,054)
                                                                                                                        --------

      CONSOLIDATED TOTAL REVENUE                                                                                        $243,918
                                                                                                                        ========

Net earnings:
   Domestic                                           $ 15,987      $ 10,345      $ 1,475       $ 2,523      $   697    $ 31,027
   Foreign                                               3,814         1,415        1,197            --           --       6,426
                                                      --------------------------------------------------------------------------

      TOTAL SEGMENT NET EARNINGS                      $ 19,801      $ 11,760      $ 2,672       $ 2,523      $   697      37,453
                                                      ==============================================================

   Inter-segment eliminations                                                                                             (4,485)
                                                                                                                        --------

      CONSOLIDATED NET EARNINGS                                                                                         $ 32,968
                                                                                                                        ========

Other items:
   Net investment income                              $ 10,197      $    581      $   319       $     4      $   772    $ 11,873
   Depreciation and amortization                           796            87          776            88          841       2,588
   Interest expense (benefit)                               16         1,599        1,152           194       (1,047)      1,914
   Capital expenditures                                    791           151          587            --           83       1,612

   Income tax provision                                 10,440         7,570        1,365         1,150          327      20,852
   Inter-segment eliminations                                                                                             (1,732)
                                                                                                                        --------

      CONSOLIDATED INCOME TAX PROVISION                                                                                 $ 19,120
                                                                                                                        ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                     Insurance    Underwriting                   Other
                                                      Company       Agency      Intermediary   Operations   Corporate    Total
                                                      -------       ------      ------------   ----------   ---------    -----
For the three months ended June 30, 2002:

Revenue:
   Domestic                                           $113,961      $18,131       $ 7,314       $ 312        $ 177      $139,895
   Foreign                                              17,153           84         3,946          --           --        21,183
   Inter-segment                                            --        8,823           148          --           --         8,971
                                                      --------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE                           $131,114      $27,038       $11,408       $ 312        $ 177       170,049
                                                      ===============================================================

   Inter-segment revenue                                                                                                  (8,971)
                                                                                                                        --------

      CONSOLIDATED TOTAL REVENUE                                                                                        $161,078
                                                                                                                        ========
Net earnings (loss):
   Domestic                                           $ 15,875      $ 6,164       $ 2,319       $ 230        $ (52)     $ 24,536
   Foreign                                               2,204           (1)          124          --           --         2,327
                                                      --------------------------------------------------------------------------

      TOTAL SEGMENT NET EARNINGS (LOSS)               $ 18,079      $ 6,163       $ 2,443       $ 230        $ (52)       26,863
                                                      ===============================================================

   Inter-segment eliminations                                                                                                (81)
                                                                                                                        --------

      CONSOLIDATED NET EARNINGS                                                                                         $ 26,782
                                                                                                                        ========
Other items:
   Net investment income                              $  8,282      $   615       $   242       $   7    $     144      $  9,290
   Depreciation and amortization                           760        1,504            84          16          267         2,631
   Interest expense (benefit)                               --        1,894           644          --          (75)        2,463
   Capital expenditures                                    505          376           405          --          227         1,513

   Income tax provision                                  8,695        4,168         1,880          61          343        15,147
   Inter-segment eliminations                                                                                                (19)
                                                                                                                        --------

       CONSOLIDATED INCOME TAX PROVISION                                                                                $ 15,128
                                                                                                                        ========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)      SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

         The following tables present selected revenue items by line of business for the periods indicated:

                                          For the six months ended June 30,       For the three months ended June 30,
                                                2003             2002                   2003               2002
                                                ----             ----                   ----               ----
Group life, accident and health             $   147,509      $   105,805            $    75,526        $    54,238
Diversified financial products                   44,818            7,277                 26,512              4,574
London market account                            66,457           32,521                 37,081             16,269
Aviation                                         48,237           50,754                 24,355             25,571
Other specialty lines of business                19,081            8,982                  9,553              5,347
                                            -----------      -----------            -----------        -----------
                                                326,102          205,339                173,027            105,999

Discontinued lines of business                   19,812           20,766                 10,465              8,628
                                            -----------      -----------            -----------        -----------

  NET EARNED PREMIUM                        $   345,914      $   226,105            $   183,492        $   114,627
                                            ===========      ===========            ===========        ===========

Group life, accident and health             $    41,474      $    47,512            $    21,529        $    24,683
Property and casualty                            32,752           22,252                 22,579             11,134
                                            -----------      -----------            -----------        -----------

  FEE AND COMMISSION INCOME                 $    74,226      $    69,764            $    44,108        $    35,817
                                            ===========      ===========            ===========        ===========

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

         The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                            For the six months ended June 30,     For the three months ended June 30,
                                                2003             2002                  2003               2002
                                                ----             ----                  ----               ----
Net earnings                                $    56,735      $    50,064           $   32,968         $    26,782
                                            ===========      ===========           ==========         ===========

Reconciliation of shares outstanding:

Shares of common stock outstanding
 at period end                                   63,188           62,232               63,188              62,232
Effect of common shares issued
 during the period                                 (435)            (197)                (321)                (48)
Common shares contractually issuable in
 the future                                          --               52                   --                  52
                                            -----------      -----------           ----------         -----------

Weighted average common
   shares outstanding                            62,753           62,087               62,867              62,236

Additional dilutive effect of
 outstanding options (as determined by the
 application of the treasury stock
 method)                                            914              718                1,123                 653
                                            -----------      -----------           ----------         -----------

Weighted average shares and
   potential common shares outstanding           63,667           62,805               63,990              62,889
                                            ===========      ===========           ==========         ===========

Anti-dilutive shares not included
   in computation                                   499              364                  174                 416
                                            ===========      ===========           ==========         ===========

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(6)      SUPPLEMENTAL INFORMATION

                                       For the six months ended June 30,       For the three months ended June 30,
                                             2003             2002                2003                 2002
                                             ----             ----                ----                 ----
Interest paid                              $   2,721       $   2,417             $   290             $   347
Income tax paid                               32,102          13,020              26,171               11,455
Comprehensive income                          63,584          55,132              40,640               35,011
Ceding commissions netted with
 policy acquisition costs                     54,313          38,398              29,934               18,981

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

The effect of the restatement on revenue was a reduction of $13.8 million for the first six months of 2003 ($2.9 million for the three months ended June 30, 2003). This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The tables below show the effect on net earnings and earnings per share.

                                                                              Earnings per share
                                                            Amount          Basic           Diluted
                                                            ------          -----           -------
For the six months ended June 30, 2003:
Net earnings, as previously reported                     $   64,937       $   1.03         $  1.02
Effect of adjustment on operations for the period            (4,312)         (0.07)          (0.07)
Cumulative adjustment                                        (3,890)         (0.06)          (0.06)
                                                         ----------       --------         -------

      Net earnings, as reported herein                   $   56,735       $   0.90         $  0.89
                                                         ==========       ========         =======

For the three months ended June 30, 2003:
Net earnings, as previously reported                     $   34,662       $   0.55         $  0.54
Effect of adjustment on operations for the period            (1,694)         (0.03)          (0.02)
                                                         ----------       --------         -------

      Net earnings, as reported herein                   $   32,968       $   0.52         $  0.52
                                                         ==========       ========         =======

Results of Operations

Six months ended June 30, 2003 versus six months ended June 30, 2002

Total revenue increased 41% to $448.3 million for the first six months of 2003 from $317.2 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all segments and subsidiaries acquired during 2002.

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

Compensation expense increased to $42.9 million during the first six months of 2003 from $33.5 million for the same period in 2002. Most of this increase is due to subsidiaries acquired during 2002.

Other operating expense increased to $27.2 million during the first six months of 2003 compared to $22.8 million in 2002, again primarily due to subsidiaries acquired during 2002. Currency gains amounted to $0.8 million during the first six months of 2003 compared to gains of $0.4 million during the same period in 2002. In addition, in 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the first six months of 2003 our insurance company subsidiaries incurred unusually high special assessments from certain states and state agencies of $5.4 million compared to $1.0 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

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

Income tax expense was $31.9 million for the first six months of 2003 compared to $27.6 million for the same period in 2002. Our effective tax rate was 36.0% in the 2003 period compared to 35.5% in 2002. The increased rate results from a reduction of the positive effect of tax exempt interest net of a reduction of the effect of state income taxes as our income before tax increases, especially in our insurance companies which are generally not subject to state income taxes, as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 13% to $56.7 million, or $0.89 per diluted share, for the first six months of 2003 from $50.1 million, or $0.80 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated in 2002.

As of June 30, 2003, total assets exceeded $4.3 billion, shareholders' equity was $952.6 million and book value per share was $15.08, up from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                Gross             Net               Net             Net
                                               written          Written           Earned           Loss
                                               premium          Premium           Premium          Ratio
                                               -------          -------           -------          -----
For the six months ended June 30, 2003:

Group life, accident and health             $   283,482      $    157,353     $    147,509          63.7%
Diversified financial products                  250,426            82,214           44,818          47.9
London market account                           140,152           102,554           66,457          52.8
Aviation                                        108,960            51,204           48,237          63.6
Other specialty lines of business                46,056            38,706           19,081          73.7
                                            -----------      ------------     ------------         -----
                                                829,076           432,031          326,102          59.9
Discontinued lines of business                   27,651            11,561           19,812         125.6
                                            -----------      ------------     ------------         -----

             TOTALS                         $   856,727      $    443,592     $    345,914          63.6%
                                            ===========      ============     ============

                                                                           Expense Ratio            25.3
                                                                                                   -----

                                                                           Combined Ratio           88.9%
                                                                                                   ======

For the six months ended June 30, 2002:

Group life, accident and health             $   245,659      $    107,028     $    105,805          62.7%
Diversified financial products                   58,369            15,133            7,277          30.2
London market account                           116,053            61,939           32,521          45.6
Aviation                                        104,104            52,054           50,754          53.0
Other specialty lines of business                 9,884             8,965            8,982         114.6
                                            -----------      ------------     ------------         -----
                                                534,069           245,119          205,339          58.7
Discontinued lines of business                   19,551            12,543           20,766          74.9
                                            -----------      ------------     ------------         -----

             TOTALS                         $   553,620      $    257,662     $    226,105          60.2%
                                            ===========      ============     ============

                                                                           Expense Ratio            25.7
                                                                                                   -----

                                                                           Combined Ratio           85.9%
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

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $65.9 million during the first six months of 2003, from $42.3 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

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

Underwriting Agencies

Revenue from our underwriting agencies (primarily fee income) increased 39% to $74.3 million for the first six months of 2003 compared to $53.4 million for the same period in 2002. This growth was both from acquisitions made during 2002 and from internal growth, partially offset by decreases from underwriting agencies consolidated into our insurance companies during prior years. Net earnings in this segment increased to $21.0 million in the first six months of 2003 from $11.7 million in 2002 for the same reasons. We expect this growth to continue into 2004.

Intermediaries

Revenue from our intermediaries (primarily commission income) increased 39% to $30.6 million for the first six months of 2003 compared to $22.0 million for the same period in 2002 due to improved market conditions, growth in non-affiliated business and an acquisition made during 2002. Net earnings of our intermediaries increased to $6.1 million for the first six months of 2003 compared to $4.2 million for the same period of 2002 for the same reasons. We expect this growth to continue into 2004.

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

Quarter ended June 30, 2003 versus quarter ended June 30, 2002

Total revenue increased 51% to $243.9 million for the second quarter of 2003 from $161.1 million for the same period in 2002. The revenue increase resulted from premium rate increases, increased business in all segments and subsidiaries acquired during 2002.

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

Compensation expense increased to $22.4 million during the second quarter of 2003 from $16.8 million for the same period in 2002. Most of this increase is due to subsidiaries acquired during 2002.

Other operating expense increased to $13.5 million during the second quarter of 2003 compared to $10.8 million in 2002, again primarily due to subsidiaries acquired during 2002. Currency gains amounted to $0.8 million during the second quarter of 2003 compared to gains of $0.6 million during the same period in 2002. In addition, in 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the second quarter of 2003 our insurance company subsidiaries incurred unusually high special assessments from certain states and state agencies of $3.0 million compared to $0.6 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

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

Income tax expense was $19.1 million for the second quarter of 2003 compared to $15.1 million for the same period in 2002. Our effective tax rate was 36.7% in the 2003 quarter compared to 36.1% in 2002. The increased rate results from a reduction of the positive effect of tax exempt interest net of a reduction of the effect of state income taxes as our income before tax increases, especially in our insurance companies which are generally not subject to state income taxes, as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 23% to $33.0 million, or $0.52 per diluted share, for the second quarter of 2003 from $26.8 million, or $0.43 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated in 2002.

As of June 30, 2003, total assets exceeded $4.3 billion, shareholders' equity was $952.6 million and book value per share was $15.08, up from $14.46 as of March 31, 2003.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                               Gross          Net             Net          Net
                                              written       Written         Earned        Loss
                                              premium       Premium         Premium       Ratio
                                             ---------     ---------    --------------    -----
For the three months ended June 30, 2003:

Group life, accident and health              $ 144,162     $  81,168         $  75,526     63.7%
Diversified financial products                 143,106        48,907            26,512     50.8
London market account                           79,434        65,322            37,081     61.3
Aviation                                        64,429        30,525            24,355     61.9
Other specialty lines of business               25,176        21,256             9,553     81.2
                                             ---------     ---------         ---------    -----
                                               456,307       247,178           173,027     61.9
Discontinued lines of business                  20,972         3,913            10,465    123.7
                                             ---------     ---------         ---------    -----

             TOTALS                          $ 477,279     $ 251,091         $ 183,492     65.4%
                                             =========     =========         =========

                                                                         Expense Ratio     23.7
                                                                                          -----

                                                                        Combined Ratio     89.1%
                                                                                          =====

For the three months ended June 30, 2002:

Group life, accident and health              $ 122,755     $  55,208         $  54,238     63.2%
Diversified financial products                  42,556         7,792             4,574     26.8
London market account                           68,508        33,403            16,269     46.6
Aviation                                        59,990        29,421            25,571     47.7
Other specialty lines of business                5,682         5,384             5,347    128.7
                                             ---------     ---------         ---------    -----
                                               299,491       131,208           105,999     58.7
Discontinued lines of business                   6,361         4,182             8,628     64.6
                                             ---------     ---------         ---------    -----

             TOTALS                          $ 305,852     $ 135,390         $ 114,627     59.1%
                                             =========     =========         =========

                                                                         Expense Ratio     25.3
                                                                                          -----

                                                                        Combined Ratio     84.4%
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

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $34.0 million during the second quarter of 2003, from $21.3 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

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

Underwriting Agencies

Revenue from our underwriting agencies (primarily fee income) increased 48% to $40.0 million for the second quarter of 2003 compared to $27.0 million for the same period in 2002. This growth was both from acquisitions made during 2002 and from internal growth, partially offset by decreases from underwriting agencies consolidated into our insurance companies during prior years. Net earnings in this segment increased to $11.8 million in the second quarter of 2003 from $6.2 million in 2002 for the same reasons and we expect this growth to continue into 2004.

Intermediaries

Revenue from our intermediaries (primarily commission income) increased 36% to $15.5 million for the second quarter of 2003 compared to $11.4 million for the same period in 2002 due to improved market conditions, growth in non-affiliated business and from an acquisition made in 2002. Net earnings of our intermediaries increased to $2.7 million for the second quarter of 2003 compared to $2.4 million for the same period of 2002 for the same reasons. We expect this growth to continue in 2004.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $242.0 million, or 20%, during the first six months of 2003 and totaled $1.4 billion as of June 30, 2003, of which $413.2 million was cash and short-term investments. The increase in investments resulted from the positive operating cash flows and part of the proceeds from the 1.3% convertible notes discussed below.

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

Item 4.           Submission of Matters to Vote of Security Holders

                  On May 15, 2003, we held our 2003 Annual Meeting of Shareholders. At such time the following item was submitted to a vote of shareholders through the solicitation of proxies:

                  Election of Directors.

                  The following persons were elected to serve on the Board of Directors until the 2004 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

                                                 VOTES
         NAME                   FOR             WITHHELD
---------------------        ----------        ---------
Stephen L. Way               47,098,431        4,427,340
Frank J. Bramanti            47,642,448        3,883,323
Patrick B. Collins           46,835,903        4,689,868
James R. Crane               46,831,878        4,693,893
J. Robert Dickerson          46,836,778        4,688,993
Edward H. Ellis, Jr.         47,642,023        3,883,748
James C. Flagg, Ph.D.        46,835,693        4,690,078
Allan W. Fulkerson           47,643,080        3,882,691
Walter J. Lack               46,831,778        4,693,993
Michael A. F. Roberts        46,830,114        4,695,657

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

                                              HCC Insurance Holdings, Inc.
                                          -------------------------------------
                                                      (Registrant)

March 1, 2004                                      /s/ Stephen L. Way
-----------------                         -------------------------------------
    (Date)                                Stephen L. Way, Chairman of the Board,
                                          Chief Executive Officer and President

March 1, 2004                                   /s/ Edward H. Ellis, Jr.
-----------------                         -------------------------------------
    (Date)                                Edward H. Ellis, Jr., Executive Vice
                                          President and Chief Financial Officer

                               INDEX TO EXHIBITS

31.1    Certification by Chief Executive Officer.
31.2    Certification by Chief Financial Officer.
32.1    Certification with respect to quarterly report.