Form 10-Q/A
period 2003-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-03-02
CIK 888919

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

Explanatory Note

This amendment includes changes from the previous report to reflect the impact of a restatement due to the accounting for certain fee and commission income as described herein. Revenue and net income for the nine months ended September 30, 2003 were reduced by $17.2 million and $10.2 million, respectively, as a result of the restatement.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                                      PAGE NO.
                                                                                                                      --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets

                       September 30, 2003 and December 31, 2002 ..................................................       3

                  Condensed Consolidated Statements of Earnings

                       For the nine months and three months ended September 30, 2003 and 2002 ....................       4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity

                       For the nine months ended September 30, 2003...............................................       5

                  Condensed Consolidated Statements of Cash Flows

                       For the nine months and three months ended September 30, 2003 and 2002 ....................       6

                  Notes to Condensed Consolidated Financial Statements............................................       7

         Item 2.  Management's Discussion and Analysis...........................................................       22

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................       32

         Item 4.  Controls and Procedures........................................................................       32

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................................       33

         Item 6.  Exhibits and Reports on Form 8-K...............................................................       33

Signatures.......................................................................................................       34

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)

                                                                        September 30, 2003       December 31, 2002
                                                                        ------------------       -----------------
                                                                            (restated)
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2003 - $1,034,445; 2002 - $807,772)                         $   1,069,660             $   841,548
   Marketable equity securities, at market
      (cost:  2003 - $15,118; 2002 - $15,815)                                    15,023                  15,609
   Short-term investments, at cost, which approximates market                   430,379                 307,215
   Other investments, at estimated fair value
      (cost:  2003 - $2,181; 2002 - $3,264)                                       2,181                   3,264
                                                                          -------------             -----------
      Total investments                                                       1,517,243               1,167,636

Cash                                                                             25,004                  40,306
Restricted cash                                                                 211,530                 189,396
Premium, claims and other receivables                                           954,599                 753,527
Reinsurance recoverables                                                        906,642                 798,934
Ceded unearned premium                                                          255,401                 164,224
Ceded life and annuity benefits                                                  77,901                  78,951
Deferred policy acquisition costs                                               100,393                  68,846
Goodwill                                                                        344,497                 335,288
Other assets                                                                    217,879                 107,043
                                                                          -------------             -----------
      TOTAL ASSETS                                                        $   4,611,089             $ 3,704,151
                                                                          =============             ===========

LIABILITIES

Loss and loss adjustment expense payable                                  $   1,406,843             $ 1,155,290
Life and annuity policy benefits                                                 77,901                  78,951
Reinsurance balances payable                                                    251,975                 166,659
Unearned premium                                                                558,701                 331,050
Deferred ceding commissions                                                      75,815                  49,963
Premium and claims payable                                                      841,869                 730,801
Notes payable                                                                   310,505                 230,027
Accounts payable and accrued liabilities                                         91,185                  78,503
                                                                          -------------             -----------
      Total liabilities                                                       3,614,794               2,821,244

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized;
  (shares issued and outstanding: 2003 - 63,805; 2002 - 62,358)                  63,805                  62,358
Additional paid-in capital                                                      444,012                 416,406
Retained earnings                                                               463,491                 383,378
Accumulated other comprehensive income                                           24,987                  20,765
                                                                          -------------             -----------
      Total shareholders' equity                                                996,295                 882,907
                                                                          -------------             -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $   4,611,089             $ 3,704,151
                                                                          =============             ===========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                   For the nine months ended          For the three months ended
                                                         September 30,                      September 30,
                                                     2003             2002             2003             2002
                                                     ----             ----             ----             ----
                                                  (restated)                        (restated)
REVENUE

Net earned premium                               $   535,354       $  362,399       $   189,440     $  136,294
Fee and commission income                            119,845          103,592            45,619         33,828
Net investment income                                 34,868           27,781            11,997          9,797
Net realized investment gain (loss)                      352            1,159               168            (10)
Other operating income                                 8,249            3,271             3,133          1,131
                                                 -----------       ----------       -----------    -----------
      Total revenue                                  698,668          498,202           250,357        181,040

EXPENSE

Loss and loss adjustment expense                     339,065          221,246           118,953         85,163

Operating expense:
   Policy acquisition costs, net                     102,915           70,370            37,046         28,082
   Compensation expense                               64,483           49,568            21,622         16,053
   Other operating expense                            41,237           34,765            14,041         11,960
                                                 -----------       ----------       -----------    -----------
      Total operating expense                        208,635          154,703            72,709         56,095

Interest expense                                       5,497            6,892             1,901          2,051
                                                 -----------       ----------       -----------    -----------
      Total expense                                  553,197          382,841           193,563        143,309
                                                 -----------       ----------       -----------    -----------
      Earnings before income tax provision           145,471          115,361            56,794         37,731

Income tax provision                                  52,370           41,028            20,428         13,462
                                                 -----------       ----------       -----------    -----------
        Net earnings                             $    93,101       $   74,333       $    36,366    $    24,269
                                                 ===========       ==========       ===========    ===========

BASIC EARNINGS PER SHARE DATA:

Earnings per share                               $      1.48       $     1.20       $      0.57    $      0.39
                                                 ===========       ==========       ===========    ===========
Weighted average shares outstanding                   63,078           62,170            63,717         62,335
                                                 ===========       ==========       ===========    ===========
DILUTED EARNINGS PER SHARE DATA:

Earnings per share                               $      1.45       $     1.18       $      0.56    $      0.39
                                                 ===========       ==========       ===========    ===========
Weighted average shares outstanding                   64,106           62,841            64,885         62,871
                                                 ===========       ==========       ===========    ===========
Cash dividends declared, per share               $     0.205       $     0.19       $     0.075    $     0.065
                                                 ===========       ==========       ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

             For the nine months ended September 30, 2003 (restated)

                (unaudited, in thousands, except per share data)

                                                                                                 Accumulated
                                                                     Additional                     other          Total
                                                         Common       paid-in        Retained    comprehensive  shareholders'
                                                         stock        capital        earnings       income         equity
                                                         -----        -------        --------       ------         ------
BALANCE AS OF DECEMBER 31, 2002                        $  62,358    $   416,406     $  383,378    $   20,765    $   882,907

Net earnings                                                  --             --         93,101            --         93,101

Other comprehensive income                                    --             --             --         4,222          4,222
                                                                                                                -----------
     Comprehensive income                                                                                            97,323

1,081 shares of common stock issued for
  exercise of options, including tax benefit of
  $3,305                                                   1,081         19,700             --            --         20,781

Issuance of 52 shares of
   contractually issuable common stock                        52            (52)            --            --             --

Issuance of 314 shares for acquisition
  of subsidiaries                                            314          7,958             --            --          8,272

Cash dividends declared, $0.205 per share                     --             --        (12,988)           --        (12,988)
                                                       ---------    -----------     ----------    ----------    -----------
    BALANCE AS OF SEPTEMBER 30, 2003                   $  63,805    $   444,012     $  463,491    $   24,987    $   996,295
                                                       =========    ===========     ==========    ==========    ===========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                           For the nine months ended          For the three months ended
                                                                 September 30,                       September 30,
                                                             2003              2002              2003             2002
                                                             ----              ----              ----             ----
                                                         (restated)                           (restated)
Cash flows from operating activities:
  Net earnings                                           $   93,101         $   74,333        $   36,366       $   24,269
  Adjustments to reconcile net earnings to
    net cash provided by operating activities:
      Change in premium, claims and other
          receivables                                      (177,880)           (52,440)           (7,934)         (14,989)
      Change in reinsurance recoverables                   (107,708)            52,969           (43,624)          22,933
      Change in ceded unearned premium                      (91,177)           (63,893)          (25,364)         (24,583)
      Change in loss and loss adjustment
          expense payable                                   251,553            (46,305)          101,720          (11,141)
      Change in reinsurance balances payable                 85,316             58,412            21,051           19,953
      Change in unearned premium                            227,651            100,800            60,931           32,421
      Change in premium and claims payable,
          net of restricted cash                             60,968            (16,865)            2,123           24,513
      Depreciation and amortization expense                   8,485              7,933             2,921            2,555
      Other, net                                            (24,419)             7,884           (21,572)             215
                                                         ----------         ----------        ----------       ----------
       Cash provided by operating activities                325,890            122,828           126,618           76,146

Cash flows from investing activities:
    Sales of fixed income securities                        131,884            197,466             8,703           43,302
    Maturity or call of fixed income securities             112,248             32,951            43,162           13,260
    Sales of equity securities                                1,165              3,417                --               --
    Other proceeds                                           16,846                 --                --               --
    Change in short-term investments                       (114,801)            55,867           (25,238)          14,365
    Cost of securities acquired                            (520,491)          (412,521)         (112,616)        (125,421)
    Payments for purchase of subsidiaries,
        net of cash received                                (16,680)                --           (12,601)              --
    Purchases of property and equipment                     (20,260)            (3,948)          (17,125)          (1,110)
                                                         ----------         ----------        ----------       ----------
       Cash used by investing activities                   (410,089)          (126,768)         (115,715)         (55,604)

Cash flows from financing activities:
    Issuance of notes payable, net of costs                 134,845             40,000                --               --
    Sale of common stock                                     17,476             10,038             5,507              777
    Payments on notes payable                               (68,723)           (15,409)           (1,101)          (2,140)
    Dividends paid and other, net                           (14,701)           (12,831)           (6,564)          (3,887)
                                                         ----------         ----------        ----------       ----------
       Cash provided (used) by financing   activities        68,897             21,798            (2,158)          (5,250)
                                                         ----------         ----------        ----------       ----------

       Net change in cash                                   (15,302)            17,858             8,745           15,292

       Cash at beginning of period                           40,306             16,891            16,259           19,457
                                                         ----------         ----------        ----------       ----------
       CASH AT END OF PERIOD                             $   25,004         $   34,749        $   25,004       $   34,749
                                                         ==========         ==========        ==========       ==========

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)  GENERAL INFORMATION, CONTINUED

     The effect of the restatement on revenue was a reduction of $17.2 million for the first nine months of 2003 ($3.4 million for the three months ended September 30, 2003). This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The tables below show the effect on net earnings and earnings per share.

                                                                               Earnings per share
                                                             Amount          Basic           Diluted
                                                             ------          -----           -------
For the nine months ended September 30, 2003:
Net earnings, as previously reported                     $   103,288       $    1.64         $    1.61
Effect of adjustment on operations for the period             (6,297)          (0.10)            (0.10)
Cumulative adjustment                                         (3,890)          (0.06)            (0.06)
                                                         -----------       ---------         ---------

      Net earnings, as reported herein                   $    93,101       $    1.48         $    1.45
                                                         ===========       =========         =========

For the three months ended September 30, 2003:
Net earnings, as previously reported                     $    38,351       $    0.60         $    0.59
Effect of adjustment on operations for the period             (1,985)          (0.03)            (0.03)
                                                         -----------       ---------         ---------

      Net earnings, as reported herein                   $    36,366       $    0.57         $    0.56
                                                         ===========       =========         =========

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

                                                  For the nine months ended         For the three months ended
                                                        September 30,                     September 30,
                                                    2003              2002             2003            2002
                                                    ----              ----             ----            ----
Reported net earnings                            $   93,101       $    74,333      $    36,366      $   24,269
Stock-based compensation using
   fair value method, net of income tax              (5,525)           (3,882)          (1,654)         (1,599)
                                                 ----------       -----------      -----------      ----------

Pro forma net earnings                           $   87,576       $    70,451      $    34,712      $   22,670
                                                 ==========       ===========      ===========      ==========

Reported basic earnings per share                $     1.48       $      1.20      $      0.57      $     0.39
Fair value stock-based compensation                   (0.09)            (0.07)           (0.02)          (0.03)
                                                 ----------       -----------      -----------      ----------
Pro forma basic earnings per share               $     1.39       $      1.13      $      0.55      $     0.36
                                                 ==========       ===========      ===========      ==========

Reported diluted earnings per share              $     1.45       $      1.18      $      0.56      $     0.39
Fair value stock-based compensation                   (0.08)            (0.06)           (0.02)          (0.03)
                                                 ----------       -----------      -----------      ----------
Pro forma diluted earnings per share             $     1.37       $      1.12      $      0.54      $     0.36
                                                 ==========       ===========      ===========      ==========

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

                                                                                             Loss and Loss
                                                           Written            Earned          Adjustment
                                                           Premium            Premium           Expense
                                                           -------            -------           -------
For the nine months ended September 30, 2003:

Direct business                                         $   1,010,186      $    846,450      $    505,110
Reinsurance assumed                                           289,581           230,988           267,609
Reinsurance ceded                                            (633,640)         (542,084)         (433,654)
                                                        -------------      ------------      ------------

      NET AMOUNTS                                       $     666,127      $    535,354      $    339,065
                                                        =============      ============      ============

For the nine months ended September 30, 2002:

Direct business                                         $     674,258      $    586,386      $    389,359
Reinsurance assumed                                           177,826           162,304            71,321
Reinsurance ceded                                            (449,856)         (386,291)         (239,434)
                                                        -------------      ------------      ------------
      NET AMOUNTS                                       $     402,228      $    362,399      $    221,246
                                                        =============      ============      ============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)  REINSURANCE, CONTINUED

                                                                                         Loss and Loss
                                                           Written         Earned         Adjustment
                                                           Premium         Premium          Expense
                                                           -------         -------          -------
For the three months ended September 30, 2003:

Direct business                                          $  355,576      $  308,195      $   169,198
Reinsurance assumed                                          87,464          77,155           98,949
Reinsurance ceded                                          (220,505)       (195,910)        (149,194)
                                                         ----------      ----------      -----------

       NET AMOUNTS                                       $  222,535      $  189,440      $   118,953
                                                         ==========      ==========      ===========

For the three months ended September 30, 2002:

Direct business                                          $  237,478      $  208,300      $   128,201
Reinsurance assumed                                          60,986          57,308           42,055
Reinsurance ceded                                          (153,898)       (129,314)         (85,093)
                                                         ----------      ----------      -----------
       NET AMOUNTS                                       $  144,566      $  136,294      $    85,163
                                                         ==========      ==========      ===========

The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                        September 30, 2003    December 31, 2002
                                                                        ------------------    -----------------
Reinsurance recoverable on paid losses                                    $     94,800          $    108,104
Reinsurance recoverable on outstanding losses                                  466,033               437,162
Reinsurance recoverable on incurred but not reported losses                    357,719               260,810
Reserve for uncollectible reinsurance                                          (11,910)               (7,142)
                                                                          ------------          ------------

      TOTAL REINSURANCE RECOVERABLES                                      $    906,642          $    798,934
                                                                          ============          ============

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

                                                                        September 30, 2003       December 31, 2002
                                                                        ------------------       -----------------
Payables to reinsurers                                                    $    355,579            $    235,727
Letters of credit                                                              170,371                 141,490
Cash deposits                                                                   11,233                   9,384
                                                                          ------------            ------------

       TOTAL CREDITS                                                      $    537,183            $    386,601
                                                                          ============            ============

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                      September 30, 2003   December 31, 2002
                                                                      ------------------   -----------------
Loss and loss adjustment expense payable                               $    1,406,843       $   1,155,290
Reinsurance recoverable on outstanding losses                                (466,033)           (437,162)
Reinsurance recoverable on incurred but not reported losses                  (357,719)           (260,810)
                                                                       --------------       -------------
      NET RESERVES                                                     $      583,091       $     457,318
                                                                       ==============       =============

Unearned premium                                                       $      558,701       $     331,050
Ceded unearned premium                                                       (255,401)           (164,224)
                                                                       --------------       -------------
      NET UNEARNED PREMIUM                                             $      303,300       $     166,826
                                                                       ==============       =============

Deferred policy acquisition costs                                      $      100,393       $      68,846
Deferred ceding commissions                                                   (75,815)            (49,963)
                                                                       --------------       -------------
      NET DEFERRED POLICY ACQUISITION COSTS                            $       24,578       $      18,883
                                                                       ==============       =============

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                               Insurance    Underwriting                   Other
                                                Company        Agency     Intermediary   Operations    Corporate       Total
                                                -------        ------     ------------   ----------    ---------       -----
For the nine months ended September 30, 2003:

Revenue:
   Domestic                                    $440,214      $  47,231     $  16,792     $   7,576     $     898      $ 512,711
   Foreign                                      157,222          3,332        25,403            --            --        185,957
   Inter-segment                                     --         66,251         4,252            --            --         70,503
                                               --------------------------------------------------------------------------------

      TOTAL SEGMENT REVENUE                    $597,436      $ 116,814     $  46,447     $   7,576     $     898        769,171
                                               ========      =========     =========     =========     =========

   Inter-segment revenue                                                                                                (70,503)
                                                                                                                      ---------
      CONSOLIDATED TOTAL REVENUE                                                                                      $ 698,668
                                                                                                                      =========

Net earnings:
   Domestic                                    $ 48,942      $  29,873     $   3,754     $   3,710     $      49      $  86,328
   Foreign                                       12,166          3,079         6,263            --            --         21,508
                                               --------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS               $ 61,108      $  32,952     $  10,017     $   3,710     $      49        107,836
                                               ========      =========     =========     =========     =========

   Inter-segment eliminations                                                                                           (14,735)
                                                                                                                      ---------

      CONSOLIDATED NET EARNINGS                                                                                       $  93,101
                                                                                                                      =========

Other items:
   Net investment income                       $ 30,832      $   2,135     $     965     $      33     $     903      $  34,868
   Depreciation and amortization                  2,468          2,983         1,307           380         1,347          8,485
   Interest expense (benefit)                        47          4,989         2,449           581        (2,569)         5,497
   Capital expenditures                           2,211            715         1,498            --        15,836         20,260

   Income tax provision                          29,750         22,030         5,353         1,554         1,287         59,974
   Inter-segment eliminations                                                                                            (7,604)
                                                                                                                      ---------

      CONSOLIDATED INCOME TAX PROVISION                                                                               $  52,370
                                                                                                                      =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                               Insurance    Underwriting                      Other
                                                Company        Agency      Intermediary     Operations     Corporate      Total
                                                -------        ------      ------------     ----------     ---------      -----
For the nine months ended September 30, 2002:

Revenue:
   Domestic                                    $ 346,123     $  52,500     $  18,485        $   1,335      $     774   $   419,217
   Foreign                                        64,648           510        13,827               --             --        78,985
   Inter-segment                                      --        26,875           796               --             --        27,671
                                               -----------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                    $ 410,771     $  79,885     $  33,108        $   1,335      $     774       525,873
                                               =========     =========     =========        =========      =========

   Inter-segment revenue                                                                                                   (27,671)
                                                                                                                       -----------

      CONSOLIDATED TOTAL REVENUE                                                                                       $   498,202
                                                                                                                       ===========

Net earnings:
   Domestic                                    $  42,873     $  17,270     $   4,658        $     750      $   1,309   $    66,860
   Foreign                                         5,137           300         2,406               --             --         7,843
                                               -----------------------------------------------------------------------------------
         TOTAL SEGMENT NET EARNINGS            $  48,010     $  17,570     $   7,064        $     750      $   1,309        74,703
                                               =========     =========     =========        =========      =========
   Inter-segment eliminations                                                                                                 (370)
                                                                                                                       -----------

         CONSOLIDATED NET EARNINGS                                                                                     $    74,333
                                                                                                                       ===========

Other items:
   Net investment income                       $  24,713     $   2,144     $     731        $      34      $     159   $    27,781
   Depreciation and amortization                   2,241         4,585           256               77            774         7,933
   Interest expense (benefit)                        127         5,748         1,931               --           (914)        6,892
   Capital expenditures                            1,510         1,155         1,041               --            242         3,948

   Income tax provision                           23,375        11,682         5,165              364            631        41,217
   Inter-segment eliminations                                                                                                 (189)
                                                                                                                       -----------

         CONSOLIDATED INCOME TAX PROVISION                                                                             $    41,028
                                                                                                                       ===========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                 Insurance    Underwriting                       Other
                                                  Company        Agency       Intermediary     Operations    Corporate      Total
                                                  -------        ------       ------------     ----------    ---------      -----
For the three months ended September 30, 2003:

Revenue:
   Domestic                                      $ 155,418       $  19,416      $   5,262      $   2,922     $     112    $ 183,130
   Foreign                                          55,949           2,057          9,221             --            --       67,227
   Inter-segment                                        --          21,053          1,351             --            --       22,404
                                                 ----------------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                      $ 211,367       $  42,526      $  15,834      $   2,922     $     112      272,761
                                                 =========       =========      =========      =========     =========

   Inter-segment revenue                                                                                                    (22,404)
                                                                                                                          ---------

      CONSOLIDATED TOTAL REVENUE                                                                                          $ 250,357
                                                                                                                          =========

Net earnings (loss):
   Domestic                                      $  16,982       $  10,783      $     737      $   1,777     $    (429)   $  29,850
   Foreign                                           4,965           1,178          3,224             --            --        9,367
                                                 ----------------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS (LOSS)          $  21,947       $  11,961      $   3,961      $   1,777     $    (429)      39,217
                                                 =========       =========      =========      =========     =========
   Inter-segment eliminations                                                                                                (2,851)
                                                                                                                          ---------
      CONSOLIDATED NET EARNINGS                                                                                           $  36,366
                                                                                                                          =========

Other items:
   Net investment income                         $  10,605       $     893      $     374      $      25     $     100    $  11,997
   Depreciation and amortization                       851           1,520            230             53           267        2,921
   Interest expense (benefit)                           22           1,578            659            194          (552)       1,901
   Capital expenditures                                980              47            610             --        15,488       17,125

   Income tax provision                             10,549           8,900          1,693            686           202       22,030
   Inter-segment eliminations                                                                                                (1,602)
                                                                                                                          ---------
      CONSOLIDATED INCOME TAX PROVISION                                                                                   $  20,428
                                                                                                                          =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                  Insurance   Underwriting                  Other
                                                   Company       Agency    Intermediary   Operation   Corporate     Total
                                                   -------       ------    ------------   ---------   ---------     -----
For the three months ended September 30, 2002:

Revenue:
   Domestic                                      $   122,065  $    16,971  $     6,033    $    730    $    (16)   $ 145,783
   Foreign                                            30,700          (81)       4,638          --          --       35,257
   Inter-segment                                          --        9,609          391          --          --       10,000
                                                 --------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                      $   152,765  $    26,499  $    11,062    $    730    $    (16)     191,040
                                                 ===========  ===========  ===========    ========    ========

   Inter-segment revenue                                                                                            (10,000)
                                                                                                                  ---------

      CONSOLIDATED TOTAL REVENUE                                                                                  $ 181,040
                                                                                                                  =========

Net earnings:
   Domestic                                      $    12,634  $     5,871  $     1,774    $    455    $     13    $  20,747
   Foreign                                             2,397           43        1,138          --          --        3,578
                                                 --------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS                 $    15,031  $     5,914  $     2,912    $    455    $     13       24,325
                                                 ===========  ===========  ===========    ========    ========

   Inter-segment eliminations                                                                                           (56)
                                                                                                                  ---------
      CONSOLIDATED NET EARNINGS                                                                                   $  24,269
                                                                                                                  =========

Other items:
   Net investment income                         $     8,739  $       814  $       267    $      7    $    (30)   $   9,797
   Depreciation and amortization                         723        1,474           86          11         261        2,555
   Interest expense (benefit)                             54        1,868          643          --        (514)       2,051
   Capital expenditures                                  503          355          346          --         (94)       1,110

   Income tax provision (benefit)                      7,361        4,377        1,584         312        (161)      13,473
   Inter-segment eliminations                                                                                           (11)
                                                                                                                  ---------
       CONSOLIDATED INCOME TAX PROVISION                                                                          $  13,462
                                                                                                                  =========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)  SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

     The following tables present selected revenue items by line of business for the periods indicated:

                                               For the nine months ended                For the three months ended
                                                     September 30,                            September 30,
                                               2003               2002                   2003                2002
                                               ----               ----                   ----                ----
Group life, accident and health             $   220,253      $     170,155          $      72,744        $      64,350
Diversified financial products                   80,399             14,030                 35,581                6,753
London market account                           101,733             62,305                 35,276               29,784
Aviation                                         72,779             76,599                 24,542               25,845
Other specialty lines of business                35,833             13,347                 16,752                4,365
                                            -----------      -------------          -------------        -------------
                                                510,997            336,436                184,895              131,097

Discontinued lines of business                   24,357             25,963                  4,545                5,197
                                            -----------      -------------          -------------        -------------

  NET EARNED PREMIUM                        $   535,354      $     362,399          $     189,440        $     136,294
                                            ===========      =============          =============        =============

Group life, accident and health             $    60,017      $      69,175          $      18,543        $      21,663
Property and casualty                            59,828             34,417                 27,076               12,165
                                            -----------      -------------          -------------        -------------
  FEE AND COMMISSION INCOME                 $   119,845      $     103,592          $      45,619        $      33,828
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

     The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                 For the nine months ended             For the three months ended
                                                         September 30,                        September 30,
                                                   2003           2002                  2003                2002
                                                   ----           ----                  ----                ----
Net earnings                                    $   93,101    $     74,333           $    36,366         $    24,269
                                                ==========    ============           ===========         ===========

Reconciliation of shares outstanding:

Shares of common stock outstanding
     at period end                                  63,805          62,294                63,805              62,294
Effect of common shares issued
     during the period                                (727)           (176)                  (88)                (11)
Common shares contractually issuable
     in the future                                      --              52                    --                  52
                                                ----------    ------------           -----------         -----------

Weighted average common
     shares outstanding                             63,078          62,170                63,717              62,335

Additional dilutive effect of
     outstanding options (as determined
     by the application of the treasury
     stock method)                                   1,028             671                 1,168                 536
                                                ----------    ------------           -----------         -----------

Weighted average shares and
     potential common shares
     outstanding                                    64,106          62,841                64,885              62,871
                                                ==========    ============           ===========         ===========

Anti-dilutive shares not included
   in computation                                      352             415                    --               1,216
                                                ==========    ============           ===========         ===========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(6)  NOTES PAYABLE

     The table below shows the composition of our notes payable as shown in our condensed consolidated balance sheets.

                                                September 30, 2003        December 31, 2002
                                                ------------------        -----------------
1.3% Convertible notes                             $   125,000                 $       --
2% Convertible notes                                   172,451                    172,451
$200 million revolving loan facility                        --                     53,000
Other debt                                              13,054                      4,576
                                                   -----------                 ----------
                TOTAL NOTES PAYABLE                $   310,505                 $  230,027
                                                   ===========                 ==========

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(7)  SUPPLEMENTAL INFORMATION

                                           For the nine months ended               For the three months ended
                                                 September 30,                            September 30,
                                            2003               2002                2003             2002
                                            ----               ----                ----             ----
Interest paid                              $   5,744       $   4,568            $   3,023        $   2,151
Income tax paid                               54,000          23,045               21,898           10,025
Comprehensive income                          97,323          90,921               33,739           35,789
Ceding commissions netted with
   policy acquisition costs                   81,930          61,482               27,617           23,084

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

The effect of the restatement on revenue was a reduction of $17.2 million for the first nine months of 2003 ($3.4 million for the three months ended September 30, 2003). This amount includes $6.5 million associated with the cumulative effect of the restatement related to prior years. The tables below show the effect on net earnings and earnings per share.

                                                                                 Earnings per share
                                                             Amount           Basic            Diluted
                                                             ------           -----            -------
For the nine months ended September 30, 2003:
Net earnings, as previously reported                     $   103,288       $    1.64         $   1.61
Effect of adjustment on operations for the period             (6,297)          (0.10)           (0.10)
Cumulative adjustment                                         (3,890)          (0.06)           (0.06)
                                                         -----------       ---------         --------

      Net earnings, as reported herein                   $    93,101       $    1.48         $   1.45
                                                         ===========       =========         ========

For the three months ended September 30, 2003:
Net earnings, as previously reported                     $    38,351       $    0.60         $   0.59
Effect of adjustment on operations for the period             (1,985)          (0.03)           (0.03)
                                                         -----------       ---------         --------

      Net earnings, as reported herein                   $    36,366       $    0.57         $   0.56
                                                         ===========       =========         ========

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

Results of Operations

Nine months ended September 30, 2003 versus nine months ended September 30, 2002

Total revenue increased 40% to $698.7 million for the first nine months of 2003 from $498.2 million for the same period in 2002. The revenue increase resulted from premium rate increases, acquisitions and increased business in all segments. Subsidiaries acquired during the past year accounted for $73.4 million in revenue during the first nine months of 2003.

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

Compensation expense increased to $64.5 million during the first nine months of 2003 from $49.6 million for the same period in 2002. Subsidiaries acquired during the past year accounted for the majority of the increase. The remaining increase is mostly due to larger bonus and incentive compensation accruals, based on increased earnings.

Other operating expense increased to $41.2 million during the first nine months of 2003 compared to $34.8 million in 2002. Again, most of the increase is due to subsidiaries acquired during the past year. Currency gains amounted to $1.7 million during the first nine months of 2003 compared to gains of $0.5 million during the same period in 2002. During 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity. During the first nine months of 2003 our insurance company subsidiaries incurred unusually high special assessments of $6.0 million from certain states and state agencies compared to $1.8 million during the same period in 2002. Assessments of this magnitude are not expected in the future.

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

Income tax expense was $52.4 million for the first nine months of 2003 compared to $41.0 million for the same period in 2002. Our effective tax rate was 36.0% in the 2003 period compared to 35.6% in 2002. The increased rate results from tax-exempt interest income being a lower percentage of consolidated pre-tax earnings as well as immaterial adjustments made to refine our various tax accrual amounts.

Net earnings increased 25% to $93.1 million, or $1.45 per diluted share, for the first nine months of 2003 from $74.3 million, or $1.18 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated during the past year.

As of September 30, 2003, total assets exceeded $4.6 billion, shareholders' equity was $996.3 million and book value per share was $15.61, up 10% from $14.15 as of December 31, 2002.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                             Gross             Net               Net               Net
                                                            written          Written           Earned             Loss
                                                            premium          Premium           Premium            Ratio
                                                            -------          -------           -------            -----
For the nine months ended September 30, 2003:

Group life, accident and health                           $    426,162     $    233,589     $    220,253           63.8%
Diversified financial products                                 400,190          134,417           80,399           47.3
London market account                                          189,062          135,941          101,733           52.9
Aviation                                                       165,280           75,765           72,779           63.6
Other specialty lines of business                               87,393           72,641           35,833           83.1
                                                          ------------     ------------     ------------          -----
                                                             1,268,087          652,353          510,997           60.4
Discontinued lines of business                                  31,680           13,774           24,357          125.6
                                                          ------------     ------------     ------------          -----

             TOTALS                                       $  1,299,767     $    666,127     $    535,354           63.3%
                                                          ============     ============     ============

                                                                                            Expense Ratio          25.5
                                                                                                                  -----

                                                                                            Combined Ratio         88.8%
                                                                                                                  =====

For the nine months ended September 30, 2002:

Group life, accident and health                           $    378,563     $    176,519     $    170,155           61.5%
Diversified financial products                                 113,830           28,730           14,030           42.8
London market account                                          162,399           91,954           62,305           44.1
Aviation                                                       153,908           75,741           76,599           51.5
Other specialty lines of business                               16,454           13,253           13,347          111.8
                                                          ------------     ------------     ------------          -----
                                                               825,154          386,197          336,436           57.2
Discontinued lines of business                                  26,930           16,031           25,963          111.0
                                                          ------------     ------------     ------------          -----

             TOTALS                                       $    852,084     $    402,228     $    362,399           61.1%
                                                          ============     ============     ============

                                                                                            Expense Ratio          26.2
                                                                                                                  -----
                                                                                            Combined Ratio         87.3%
                                                                                                                  =====

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

The table below shows the composition of net incurred loss and loss adjustment expense for the nine months ended September 30, 2003 and 2002 (amounts in thousands):

                                                          2003                       2002
                                             ----------------------------   -------------------------
                                               Amount          Loss Ratio     Amount       Loss Ratio
                                               ------          ----------     ------       ----------
Deficiency / (redundancy)                    $   10,447            1.9%     $   (4,137)       (1.1)%
All other incurred loss and
   loss adjustment expense                      328,618           61.4         225,383        62.2
                                             ----------           ----      ----------        ----
       Net incurred loss and loss
         adjustment expense                  $  339,065           63.3%     $  221,246        61.1%
                                             ==========           ====      ==========        ====

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

                                                         2003                                  2002
                                            ---------------------------         ----------------------------
                                                Amount       Loss Ratio            Amount         Loss Ratio
                                            -------------    ----------         -----------       ----------
September 11 terrorist attacks              $          --          --%          $   (21,500)          (2.9)%
Total Oil Company loss                                 --          --               (14,000)          (1.9)
Accident and health adjustment                     76,115         7.0                    --             --
Discontinued program adjustment                   (14,332)       (1.3)                   --             --
Large warehouse fire                               30,000         2.8                    --             --
All other incurred loss and
   loss adjustment expense                        680,936        63.2               496,180           66.3
                                            -------------        ----           -----------           ----
       Gross incurred loss and loss
         adjustment expense                 $     772,719        71.7%          $   460,680           61.5%
                                            =============        ====           ===========           ====

Policy acquisition costs, which are net of commissions on insurance ceded, increased to $102.9 million during the first nine months of 2003, from $70.4 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $61.1 million in the first nine months of 2003 from $48.0 million for the same period in 2002 due to increased premium volume from rate increases, organic growth and continuing profitable underwriting results somewhat offset by unusually high special assessments from certain states and state agencies during the first nine months of 2003.

Underwriting Agencies

Revenue from our underwriting agencies (primarily fee income) increased 46% to $116.8 million for the first nine months of 2003 compared to $79.9 million for the same period in 2002. This increase resulted from both acquisitions made during the past year and our existing underwriting agencies, which are seeing growth in several areas. Net earnings in this segment increased to $33.0 million in the first nine months of 2003 from $17.6 million in 2002 for the same reasons. We expect growth to continue into 2004.

Intermediaries

Revenue from our intermediaries (primarily commission income) increased 40% to $46.4 million for the first nine months of 2003 compared to $33.1 million for the same period in 2002. The growth resulted principally from acquisitions made during the past year. Net earnings of our intermediaries increased to $10.0 million for the first nine months of 2003 compared to $7.1 million for the same period of 2002 for the same reasons. We expect growth to continue into 2004.

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

Quarter ended September 30, 2003 versus quarter ended September 30, 2002

Total revenue increased 38% to $250.4 million for the third quarter of 2003 from $181.0 million for the same period in 2002. The revenue increase resulted from premium rate increases and increased business in all segments. Subsidiaries acquired during the past year accounted for $28.0 million in revenue during the third quarter of 2003.

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

Compensation expense increased to $21.6 million during the third quarter of 2003 from $16.1 million for the same period in 2002. Subsidiaries acquired during the past year accounted for the majority of the increase.

Other operating expense increased to $14.0 million during the third quarter of 2003 compared to $12.0 million in 2002. The increase is due principally to subsidiaries acquired during the past year.

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

Income tax expense was $20.4 million for the third quarter of 2003 compared to $13.5 million for the same period in 2002. Our effective tax rate was 36.0% in the 2003 quarter compared to 35.7% in 2002. The increased rate results primarily from tax-exempt interest income being a lower percentage of consolidated pre-tax earnings.

Net earnings increased 50% to $36.4 million, or $0.56 per diluted share, for the third quarter of 2003 from $24.3 million, or $0.39 per diluted share, for the same period in 2002. The increase in net earnings resulted from continuing good margins on increasing revenue and the effect of acquisitions consummated during the past year.

As of September 30, 2003, total assets exceeded $4.6 billion, shareholders' equity was $996.3 million and book value per share was $15.61, up from $15.08 as of June 30, 2003.

SEGMENTS

Insurance Companies

The following tables provide information by line of business (amounts in thousands):

                                                              Gross             Net             Net               Net
                                                             written          Written          Earned             Loss
                                                             premium          Premium          Premium            Ratio
                                                          ------------     ------------     ------------          -----
For the three months ended September 30, 2003:

Group life, accident and health                           $    142,680     $     76,236     $     72,744           64.1%
Diversified financial products                                 149,764           52,203           35,581           46.7
London market account                                           48,910           33,387           35,276           53.0
Aviation                                                        56,320           24,561           24,542           63.6
Other specialty lines of business                               41,337           33,935           16,752           93.8
                                                          ------------     ------------     ------------          -----
                                                               439,011          220,322          184,895           61.3
Discontinued lines of business                                   4,029            2,213            4,545          125.4
                                                          ------------     ------------     ------------          -----

             TOTALS                                       $    443,040     $    222,535     $    189,440           62.8%
                                                          ============     ============     ============

                                                                                         Expense Ratio             25.8
                                                                                                                  -----

                                                                                         Combined Ratio            88.6%
                                                                                                                  =====
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002:

Group life, accident and health                           $    132,904     $     69,491     $     64,350           59.5%
Diversified financial products                                  55,461           13,597            6,753           56.3
London market account                                           46,346           30,015           29,784           42.4
Aviation                                                        49,804           23,687           25,845           48.5
Other specialty lines of business                                6,570            4,288            4,365          106.1
                                                          ------------     ------------     ------------          -----
                                                               291,085          141,078          131,097           54.8
Discontinued lines of business                                   7,379            3,488            5,197          255.3
                                                          ------------     ------------     ------------          -----

             TOTALS                                       $    298,464     $    144,566     $    136,294           62.5%
                                                          ============     ============     ============

                                                                                         Expense Ratio             27.1
                                                                                                                  -----

                                                                                         Combined Ratio            89.6%
                                                                                                                  =====

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

The table below shows the composition of net incurred loss and loss adjustment expense for the three months ended September 30, 2003 and 2002 (amounts in thousands):


                                                      2003                                2002
                                        -------------------------------      ------------------------------
                                           Amount            Loss Ratio         Amount           Loss Ratio
                                           ------            ----------         ------           ----------
Deficiency / (redundancy)               $         617            0.3%        $      (2,207)         (1.6)%
All other incurred loss and
   loss adjustment expense                    118,336           62.5                87,370          64.1
                                        -------------           ----         -------------          ----
       Net incurred loss and loss
         adjustment expense             $     118,953           62.8%        $      85,163          62.5%
                                        =============           ====         =============          ====

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

                                                            2003                                    2002
                                              -------------------------------         ----------------------------
                                                  Amount           Loss Ratio            Amount         Loss Ratio
                                                  ------           ----------            ------         ----------
Total Oil Company loss                        $          --               --%         $     (14,000)         (5.3)%
Discontinued program adjustment                     (14,332)            (3.7)                    --            --
Large warehouse fire                                 30,000              7.8                     --            --
All other incurred loss and
   loss adjustment expense                          252,479             65.5                184,256          69.4
                                              -------------             -----         -------------          ----
       Gross incurred loss and loss
         adjustment expense                   $     268,147             69.6%         $     170,256          64.1%
                                              =============             =====         =============          ====

Policy acquisition costs, which are net of commissions on reinsurance ceded, increased to $37.0 million during the third quarter of 2003, from $28.1 million in the same period in 2002. This increase is in proportion to the increase in net earned premium.

Net earnings of our insurance companies increased to $21.9 million in the third quarter of 2003 from $15.0 million for the same period in 2002 due to increased premium volume from rate increases, organic growth and continuing profitable underwriting results.

Underwriting Agencies

Revenue from our underwriting agencies (primarily fee income) increased 60% to $42.5 million for the third quarter of 2003 compared to $26.5 million for the same period in 2002. This increase resulted both from acquisitions made during the past year and our existing underwriting agencies, which are seeing growth in several areas. Net earnings in this segment increased to $12.0 million in the third quarter of 2003 from $5.9 million in 2002 for the same reasons. We expect growth to continue into 2004.

Intermediaries

Revenue from our intermediaries (primarily commission income) increased 43% to $15.8 million for the third quarter of 2003 compared to $11.1 million for the same period in 2002. The growth resulted principally from acquisitions made during the past year. Net earnings of our intermediaries increased to $4.0 million for the third quarter of 2003 compared to $2.9 million for the same period of 2002 for the same reasons. We expect growth to continue in 2004.

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