Form 10-K
period 2003-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-03-15
CIK 888919

                                                                               .
                                                                               .
                                                                               .

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549-1004

                                   FORM 10-K

   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.


                        COMMISSION FILE NUMBER 001-13790

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

                                 (713) 690-7300
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [X]     No [ ]

     The aggregate market value on June 30, 2003 (the last business day of the Registrant's most recently completed second fiscal quarter), of the voting stock held by non-affiliates of the Registrant was approximately $1.8 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the Registrant nor any such person concede that they are affiliates of the Registrant.

     The number of shares outstanding of the Registrant's Common Stock, $1.00 par value, as of February 27, 2004, was 64,368,384.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant's definitive Proxy Statement to be filed within 120 days of the close of the Registrant's fiscal year in connection with the Registrant's annual meeting of shareholders.

                          HCC INSURANCE HOLDINGS, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                  PART I.
Item 1.   Business....................................................    2
Item 2.   Properties..................................................   30
Item 3.   Legal Proceedings...........................................   30
Item 4.   Submission of Matters to a Vote of Security Holders.........   31
                                  PART II.
Item 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................   31
Item 6.   Selected Financial Data.....................................   32
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results
          of Operations...............................................   34
Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...   50
Item 8.   Financial Statements and Supplementary Data.................   52
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................   52
Item 9A.  Controls and Procedures.....................................   52
                                 PART III.
Item 10.  Directors and Executive Officers of the Registrant..........   53
Item 11.  Executive Compensation......................................   53
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management and Related Shareholder Matters..................   53
Item 13.  Certain Relationships and Related Transactions..............   53
Item 14.  Principal Accountant Fees and Services......................   53
                                  PART IV.
Item 15.  Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   54
SIGNATURES............................................................   55

     This report on Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as "anticipate," "believe," "estimate," "expect," "intend," "plan," "probably" or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.

     Many possible events or factors could affect our future financial results and performance. These could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.

     Our forward-looking statements speak only as of the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur.

                                     PART I

ITEM 1.  BUSINESS

TERMINOLOGY

     HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040 and our telephone number is (713) 690-7300. We maintain an Internet web-site at www.hcch.com. The reference to our Internet web-site address in this report does not constitute the incorporation by reference of the information contained at this site in this report. We will make available, free of charge through publication on our Internet web-site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we have filed or furnished such materials with the Securities and Exchange Commission.

     As used in this report, unless otherwise required by the context, the terms "we," "us" and "our" refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries and the term "HCC" refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.

RISK FACTORS

     The following factors as well as other information contained in this report should be considered.

  IF WE CANNOT OBTAIN ADEQUATE REINSURANCE PROTECTION FOR SOME OF THE RISKS WE HAVE UNDERWRITTEN, WE WILL EITHER BE EXPOSED TO GREATER LOSSES FROM THESE RISKS OR WE WILL REDUCE THE LEVEL OF BUSINESS WE UNDERWRITE, WHICH WILL REDUCE OUR REVENUES.

     We purchase reinsurance for significant amounts of risk underwritten by our insurance companies, especially volatile and catastrophic risks. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. For instance, the natural attrition of reinsurers who exit lines of business, or who curtail their writings, for economic or other reasons, reduces the capacity of the reinsurance market, causing rates to rise. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure you that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what effect catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and at favorable rates in particular. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially catastrophe-exposed risks. Either of these potential developments could have a material adverse effect on our business. The lack of available reinsurance may also adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance intermediary operations.

  IF THE COMPANIES THAT PROVIDE OUR REINSURANCE DO NOT PAY ALL OF OUR CLAIMS, WE COULD INCUR SEVERE LOSSES.

     We purchase reinsurance by transferring, or ceding, part of the risk we have assumed to a reinsurance company in exchange for part of the premium we receive in connection with the risk. The part of the risk we retain for our own account is known as the retention. Through reinsurance, we have the contractual right to collect the amount above our retention from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis.

     If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

  IF WE ARE UNSUCCESSFUL IN COMPETING AGAINST LARGER OR MORE WELL-ESTABLISHED BUSINESS RIVALS, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

     In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors' and officers' liability (diversified financial products) and employer sponsored, self-insured medical plans (medical stop-loss), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; SAFECO Corporation and Hartford Life, Inc. in our group life, accident and health line of business; The Chubb Corporation and American International Group in our diversified financial products line of business. We face competition both from specialty insurance companies, underwriting agencies and intermediaries as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees.

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

     Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophic losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as the September 11, 2001 terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and terrorist attacks may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, as a result of the September 11, 2001 terrorist attack, we experienced the largest single loss to our insurance company operations in our history. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. In 2004, we estimate that approximately 7% of our current business (based on gross written premium) may be affected by catastrophes. It is therefore possible that a catastrophic event or multiple catastrophic events could have material adverse effect upon our results of operations, liquidity and financial condition.

  BECAUSE WE OPERATE INTERNATIONALLY, FLUCTUATIONS IN CURRENCY EXCHANGE RATES MAY AFFECT OUR RECEIVABLE AND PAYABLE BALANCES AND OUR RESERVES, WHICH MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

     We underwrite insurance coverages which are denominated in a number of foreign currencies and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the

Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our net earnings.

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

     Recently adopted federal legislation to modernize financial services may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations.

     Some regulatory authorities have relatively broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

  IF THE RATING AGENCIES DOWNGRADE OUR COMPANY OR OUR INSURANCE COMPANIES, OUR RESULTS OF OPERATIONS AND COMPETITIVE POSITION IN THE INDUSTRY MAY SUFFER.

     Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Inc. and Standard & Poor's Corporation, whose ratings reflect their opinions of an insurance company's and insurance holding company's financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

  OUR LOSS RESERVES ARE BASED ON AN ESTIMATE OF OUR FUTURE LIABILITY. IF ACTUAL CLAIMS PROVE TO BE GREATER THAN OUR RESERVES, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

     We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred as of the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in the results of the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events.

  WE INVEST A SIGNIFICANT AMOUNT OF OUR ASSETS IN FIXED INCOME SECURITIES THAT HAVE EXPERIENCED MARKET FLUCTUATIONS. FLUCTUATIONS IN THE FAIR MARKET VALUE OF FIXED INCOME SECURITIES MAY GREATLY REDUCE THE VALUE OF OUR INVESTMENT PORTFOLIO AND AS A RESULT, OUR FINANCIAL CONDITION MAY SUFFER.

     As of December 31, 2003, $1.2 billion of our $1.7 billion investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Although we maintain an investment grade portfolio (97% are rated "A" or better), our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks the ratings on the fixed income securities could fall (with a concurrent fall in market value) and, in a worse case scenario, the issuer could default on its financial obligations. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair market value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our shareholders' equity, total comprehensive income and/or our cash flows. Unrealized pre-tax net investment gains (losses) on investments in fixed-income securities were $(3.7) million, $22.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

  IF WE ARE UNABLE TO OBTAIN DIVIDENDS IN NEEDED AMOUNTS FROM OUR INSURANCE COMPANIES AS A RESULT OF REGULATORY RESTRICTIONS AND THE CASH FLOW FROM OUR NON-INSURANCE OPERATIONS IS NOT SUFFICIENT, WE MAY NOT BE ABLE TO MEET OUR DEBT, DIVIDEND AND EXPENSE OBLIGATIONS.

     Historically, we have had sufficient cash flow from our non-insurance company subsidiaries to meet our corporate cash flow requirements for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. However, in the future we may rely on dividends from our insurance companies to meet these requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, should our other sources of funds prove to be inadequate, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations.

BUSINESS OVERVIEW

     We provide group life, accident and health and property and casualty insurance coverages, underwriting agency and intermediary services both to commercial customers and individuals. We concentrate our activities in selected, narrowly defined, specialty lines of business. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope. We underwrite insurance both on a direct basis, where we insure a risk in exchange for a premium and on a reinsurance basis, where we insure all or a portion of another insurance company's risk in exchange for all or a portion of the premium. We market our insurance products both directly to customers and through independent or affiliated agents and brokers.

     Since our founding, we have been consistently profitable, generally reporting annual increases in gross written premium and total revenue. During the period 1999 through 2002, which is the latest period for which industry information is available, we had an average statutory combined ratio of 103.9% versus the less favorable 110.3% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 1999 through 2003, our gross written premium increased from $568.3 million to $1.7 billion, an increase of 206%, while net written premium increased 519% from $139.9 million to $865.5 million. During this period, our revenue increased from $338.1 million to $942.0 million, an increase of 179%.

     During the period December 31, 1999 through December 31, 2003, our shareholders' equity increased from $458.4 million to $1.0 billion, a 128% increase. During the same period, our assets increased from $2.7 billion to $4.9 billion, an 81% increase.

     Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

     - Group life, accident and health

     - Diversified financial products

     - London market account

     - Aviation

     - Other specialty lines

     In the United States, American Contractors Indemnity Company (acquired in January, 2004), Avemco Insurance Company, U.S. Specialty Insurance Company and HCC Life Insurance Company operate on an admitted, or licensed, basis. Houston Casualty Company and HCC Specialty Insurance Company operate on a surplus lines basis as a non-admitted, or unlicensed, insurer offering insurance coverage not otherwise available from an admitted insurer in the relevant state. Houston Casualty Company operates a registered branch office in London and offers insurance in the United Kingdom and selected other countries. Houston Casualty Company Europe Seguros y Reaseguros S.A., which does business as HCC Europe, operates from its Madrid, Spain offices and offers insurance throughout the European Union.

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

     Our underwriting agencies underwrite on behalf of our insurance companies and other non-affiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based entirely on fee income and profit commissions and specialize in contingency (including contest indemnification, event cancellation and weather coverages); directors' and officers' liability; errors and omissions; individual disability (for athletes and other high profile individuals); kidnap and ransom; life, accident and health; marine; professional indemnity; and other specialty lines of business. Our principal underwriting agencies are ASU International, Inc., Covenant Underwriters, Ltd., HCC Benefits Corporation, HCC Global Financial Products, LLC, HCC Diversified Financial Products, Limited and Professional Indemnity Agency, Inc.

     Our intermediaries provide insurance and reinsurance brokerage services for our insurance companies and our clients and receive fees for their services. A reinsurance intermediary structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Our intermediaries do not bear any of the insurance risks of their client companies. They earn commission income and to a lesser extent fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. These operations consist of consulting with clients by providing information about insurance coverage and marketing, placing and negotiation particular insurance risks. Our intermediaries specialize in placing reinsurance for life, accident and health and property and casualty lines of business. Our principal intermediaries are HCC Risk Management, Inc. and Rattner Mackenzie Limited.

OUR STRATEGY

     Our business philosophy as an insurer is to maximize underwriting profits while limiting risk in order to preserve shareholders' equity and maximize earnings. We concentrate our insurance writings in selected, narrowly defined, specialty lines of business where we believe we can achieve an underwriting profit. We market our insurance products both directly to customers and through independent or affiliated agents and brokers.

     The property and casualty insurance industry and individual lines of business within the industry are cyclical in that there are times when a large number of companies offer insurance on certain lines of business, causing premiums to trend downward and other times where insurance companies decide to limit their writings in certain lines of business or suffer from excessive losses, which results in an increase in premiums for those companies that continue to write insurance in those lines of business. In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity amongst our various lines of business and also to shift the emphasis from our insurance risk-bearing business to our non-insurance fee-based business, as well as our experienced underwriting personnel and access to and expertise in, the reinsurance marketplace allow us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of increased competition. In addition, we believe that our underwriting agencies and intermediaries complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and intermediaries permits us to retain a greater portion of the gross revenue derived from written premium.

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

     In 2003, due to a continuing hardening of the insurance market, premium rates increased in varying amounts across all of our lines of business, substantially improving our overall underwriting profitability. We anticipate continued underwriting profitability during 2004. In response to these changing market conditions, we plan to continue to expand the underwriting activities in our insurance company operations and retain more of the risks and applicable premiums.

     We also acquire or make strategic investments in companies that present an opportunity for future profits or for enhancement of our business. We expect to continue to acquire complementary businesses. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations. However, our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit and net earnings, while preserving shareholders' equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

     In our ongoing operations, we will continue to:

     - emphasize the underwriting of lines of business in which premium rates, the availability and cost of reinsurance, and market conditions warrant;

     - limit our net loss exposure to our insurance companies from a catastrophic loss through the use of reinsurance; and

     - review the potential acquisition of specialty insurance operations and other strategic investments.

INDUSTRY SEGMENT INFORMATION

     Financial information concerning our operations by industry segment is set forth in the Consolidated Financial Statements and the Notes thereto.

RECENT ACQUISITIONS

     We have made a series of acquisitions that have furthered our overall business strategy. Our recent transactions are described below:

     On October 1, 2002, we acquired all of the outstanding member interests of MAG Global Financial Products, LLC, an underwriting agency specializing in directors' and officers' liability and professional liability insurance. The total purchase price of the acquisition is based in part on future earnings. We paid an initial $6.9 million for the acquisition in 2002 and paid an additional $4.1 million during 2003. We may pay additional amounts in the future based upon the attainment of certain earnings benchmarks through September, 2007. MAG Global Financial Products, LLC has been renamed HCC Global Financial Products, LLC.

     On December 24, 2002, we acquired all of the outstanding shares of Manchester Dickson Holdings Limited, the parent Company of Dickson Manchester & Company, Limited, an underwriting agency and Lloyd's broker specializing in U.K. professional indemnity products. We paid $17.0 million as an initial amount and during 2004, will pay an additional GBP6.8 million ($12.0 million at December 31, 2003 rate of exchange) in final payment for the acquisition. Dickson Manchester & Company, Limited's underwriting operations have been renamed HCC Diversified Financial Products Limited and its brokerage operations have been consolidated with Rattner Mackenzie Limited.

     On December 31, 2002, we acquired all of the outstanding shares of St. Paul Holdings Limited. St. Paul Holdings Limited was a holding company for St. Paul Espana Compania de Seguros y Reaseguros S.A., a Spanish insurer which now operates as HCC Europe. Following adjustments, we paid $8.1 million for the acquisition. HCC Europe writes surety, directors' and officers' liability and professional liability insurance in Spain and other countries in the European Union.

     On July 1, 2003, we acquired all of the outstanding shares of Covenant Underwriters Limited and Continental Underwriters Limited, an underwriting agency and an intermediary, respectively, specializing in commercial marine insurance. We paid $11.6 million and issued 314,537 shares of our common stock in connection with the acquisition and may pay additional amounts if certain earnings targets are reached through December 31, 2006.

     On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California insurer specializing in court, specialty contract, license and permit bonds. We paid $46.5 million for the acquisition.

     We continue to evaluate possible acquisition candidates and we may complete additional acquisitions during 2004. Any future acquisitions will be designed to expand and strengthen our existing lines of business and perhaps provide access to additional specialty sectors, which we expect to contribute to our overall growth.

RECENT DISPOSITION

     On December 31, 2003, we sold the business of our retail insurance agency subsidiary, HCC Employee Benefits, Inc. We received $62.5 million in proceeds from such sale and may receive additional amounts based upon the 2004 earnings of the disposed operations.

INSURANCE COMPANY OPERATIONS

  LINES OF BUSINESS

     This table shows our insurance companies' total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium for the years indicated (dollars in thousands):

                                       2003               2002               2001
                                 ----------------   ----------------   ----------------
Group life, accident and
  health.......................  $  565,494    32%  $  503,263    44%  $  502,086    49%
Diversified financial
  products.....................     553,501    32      178,653    15           46    --
London market account..........     223,149    13      199,816    17      133,579    13
Aviation.......................     214,718    12      212,518    18      198,015    20
Other specialty lines..........     148,239     9       32,563     3       15,556     2
                                 ----------   ---   ----------   ---   ----------   ---
                                  1,705,101    98    1,126,813    97      849,282    84
Discontinued lines of
  business.....................      34,793     2       32,436     3      160,793    16
                                 ----------   ---   ----------   ---   ----------   ---
  Total gross written
     premium...................  $1,739,894   100%  $1,159,249   100%  $1,010,075   100%
                                 ==========   ===   ==========   ===   ==========   ===

     This table shows our insurance companies' actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium for the years indicated (dollars in thousands):

                                          2003             2002             2001
                                     --------------   --------------   --------------
Group life, accident and health....  $299,913    35%  $244,554    45%  $146,220    39%
Diversified financial products.....   183,560    21     43,731     8         44    --
London market account..............   155,987    18    113,925    21     54,056    15
Aviation...........................    99,447    11     99,826    18     98,249    26
Other specialty lines..............   109,408    13     25,621     5     14,346     4
                                     --------   ---   --------   ---   --------   ---
                                      848,315    98    527,657    97    312,915    84
Discontinued lines of business.....    17,187     2     18,254     3     60,043    16
                                     --------   ---   --------   ---   --------   ---
  Total net written premium........  $865,502   100%  $545,911   100%  $372,958   100%
                                     ========   ===   ========   ===   ========   ===

  UNDERWRITING

     We underwrite direct business produced through independent agents and brokers, affiliated underwriting agencies and intermediaries and by direct marketing efforts. We also write facultative, or individual account, reinsurance, as well as some treaty reinsurance business.

  GROUP LIFE, ACCIDENT AND HEALTH

     We write medical stop-loss business for employer-sponsored, self-insured health plans. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employee's medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We also underwrite a small program of group life insurance offered to our insureds as a complement to our medical stop-loss products. Our underwriting agency, HCC Benefits Corporation, produces and underwrites this business on behalf of two of our insurance companies: HCC Life Insurance Company and Avemco Insurance Company. HCC Benefits Corporation began underwriting this business in 1980 and has grown both internally and through acquisitions. HCC Benefits Corporation is considered a market leader in medical stop-loss insurance. We first began writing this business in our insurance companies in 1997. In 1999, we acquired The Centris Group, Inc., doubling our gross written premium at that time to approximately $400.0 million. We maintain reinsurance on a proportional basis, where we share a proportional part of the original premium and losses with reinsurers and believe that these risks carry a relatively low level of catastrophe exposure.

     We began writing alternative workers' compensation and occupational accident insurance in 1996. The business is currently written through U.S. Specialty Insurance Company. We maintain specific reinsurance on an excess of loss basis and we believe there is a relatively low level of catastrophe exposure in this business.

  DIVERSIFIED FINANCIAL PRODUCTS

     We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

     - directors' and officers' liability

     - employment practices liability

     - errors and omissions or professional indemnity

     - surety

     We began to underwrite this line of business with our acquisition of Professional Indemnity Agency, Inc. in October, 2001. We have substantially increased our level of business in this area through our October, 2002 acquisition of HCC Global Financial Products, LLC and December, 2002 acquisitions of Dickson Manchester & Company, Limited and HCC Europe. In January 2004, we acquired American Contractors Indemnity Company, a California based surety insurer. Each of the acquired entities has substantial experience in their respective specialty within this line of business.

     In 2002, we experienced substantial rate increases throughout this line of business, particularly directors' and officers' liability, which were generally caused by high profile corporate governance issues in U.S. public companies. Gross written premium rose dramatically to $553.5 million in 2003 compared to $178.7 million in 2002. We maintain reinsurance on our diversified financial products line of business on both a proportional and excess of loss basis. Although individual losses may have potential severity, there is a relatively low risk of catastrophe exposure.

  LONDON MARKET ACCOUNT

     Our London market account business consists of marine, energy, property and accident and health business and is underwritten by Houston Casualty Company's London branch office and to a lesser extent by HCC Europe.

     We underwrite marine risks for ocean-going vessels including hull, liabilities, protection and indemnity and marine cargo.

     We have underwritten marine risks on both a direct and reinsurance basis since 1984 and currently write a relatively small book of business due to the competitive state of the market. In 2003, our gross written premium was $18.9 million.

     We have been underwriting energy risks since 1988, which include:

     - drilling rigs

     - natural gas facilities

     - petrochemical plants

     - pipelines

     - gas production and gathering platforms

     - refineries

     In our energy business, we underwrite physical damage and business interruption.

     Rates have been relatively low in the past at levels where underwriting profitability has been difficult to obtain. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Since 2002, we have seen rates increase and gross written premium in 2003 was $69.6 million.

     We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties including:

     - factories

     - hotels

     - industrial plants

     - office buildings

     - retail locations

     - utilities

     The property insurance we offer includes business interruption, physical damage and catastrophe risks including flood and earthquake.

     We have written property business since 1986 and due to severe competition, our gross written premium declined to $40.8 million in 2002 and has increased to $47.3 million in 2003.

     We began writing London market accident and health risks in 1996 including: trip accident, medical and disability and have steadily increased premiums. Our gross written premium was $87.4 million in 2003.

     Our London market account business is reinsured both proportionally and on an excess of loss basis, where we transfer to reinsurers premium and loss on a non-proportional basis, for individual and catastrophe risks, above our net retention of risk. Catastrophe exposure is more concentrated in our energy and property lines of business.

  AVIATION

     We are a market leader in the general aviation insurance industry. We insure aviation risks, both domestically and internationally, including:

     - antique and vintage military aircraft

     - cargo operations

     - commuter airlines

     - corporate aircraft

     - fixed base operations

     - military and law enforcement aircraft

     - private aircraft owners and pilots

     - rotor wing aircraft

     We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We do not generally insure major airlines, major manufacturers or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.

     We have been underwriting aviation risks through Houston Casualty Company since 1981 and in 1997 acquired Avemco Insurance Company and its subsidiary U.S. Specialty Insurance Company. Avemco

Insurance Company is one of the largest writers of personal aircraft insurance in the United States and has been insuring aviation risks since 1959. Our aviation premium has remained relatively stable since 1998. Our aviation gross written premium for 2003 was $214.7 million.

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

  HOUSTON CASUALTY COMPANY

     Houston Casualty Company is our principal insurance company subsidiary. Houston Casualty Company operates worldwide and is domiciled and licensed in Texas and operates on a surplus lines basis in 49 states. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and intermediaries and other insurance and reinsurance companies. Houston Casualty Company writes aviation, London market account, diversified financial products and other specialty lines of business. Houston Casualty Company's 2003 gross written premium was $907.5 million (including Houston Casualty Company-London amounts). Houston Casualty Company is an issuing carrier for HCC Global Financial Products, LLC and ASU International, LLC.

  HOUSTON CASUALTY COMPANY-LONDON

     Houston Casualty Company operates a full branch office in London, England. Houston Casualty Company established its London branch operation in order to more closely align its underwriting operations with the London market, a historical focal point for some of the business that Houston Casualty Company underwrites. Houston Casualty Company-London underwrites diversified financial products and London market account business. Houston Casualty Company-London is an issuing carrier for HCC Global Financial Products, LLC and HCC Diversified Financial Products, Limited. Houston Casualty Company-London's 2003 gross written premium was $306.7 million.

  U.S. SPECIALTY INSURANCE COMPANY

     U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It is a direct subsidiary of Houston Casualty Company. U.S. Specialty Insurance Company operates on an admitted basis throughout the United States, primarily writing aviation, accident and health and diversified financial products business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company's gross written premium in 2003 was $232.2 million.

  HCC LIFE INSURANCE COMPANY

     HCC Life Insurance Company is an Indiana-domiciled life insurance company and a subsidiary of Houston Casualty Company. It operates as a group life, accident and health insurer on an admitted basis in 42 states and the District of Columbia. HCC Life Insurance Company is an issuing carrier for HCC Benefits Corporation. HCC Life Insurance Company's gross written premium in 2003 was $388.4 million.

  AVEMCO INSURANCE COMPANY

     Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of aviation business on an admitted basis throughout the United States. Avemco Insurance Company is also an issuing carrier for accident and health business underwritten by our underwriting agencies and an unaffiliated underwriting agency. Avemco Insurance Company's gross written premium in 2003 was $179.9 million.

  HCC EUROPE

     HCC Europe is a Spanish insurer and underwrites diversified financial products business throughout the European Union. HCC Europe is also an issuing carrier for business underwritten by our underwriting agencies and has been in operation since 1978. HCC Europe's gross written premium in 2003 was $84.1 million.

  AMERICAN CONTRACTORS INDEMNITY COMPANY

     American Contractors Indemnity Company was acquired on January 31, 2004 and is a California-domiciled surety company. The results of operations of American Contractors Indemnity Company will be included in our financial results as of the date of acquisition. American Contractors Indemnity Company writes court, specialty contract, license and permit bonds and operates on an admitted basis in 44 states, the District of Columbia and two U.S. Territories and has been in operation since 1990. American Contractors Indemnity Company's 2003 gross written premium was $57.9 million.

  HCC REINSURANCE COMPANY LIMITED

     HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company which writes assumed reinsurance from our insurance companies and from unaffiliated insurance companies. HCC Reinsurance Company Limited's gross written premium in 2003 was $14.7 million. We expect to increase the underwriting activity of HCC Reinsurance Company Limited in 2004.

  HCC SPECIALTY INSURANCE COMPANY

     HCC Specialty Insurance Company is an Oklahoma domiciled property and casualty insurance company. HCC Specialty Insurance Company operates on a surplus lines basis in Texas and writes diversified financial products and other specialty lines business produced by our underwriting agencies. HCC Specialty Insurance Company's gross written premium in 2003 was $9.5 million.

UNDERWRITING AGENCY OPERATIONS

     Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business that they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. In instances where our insurance companies are not the policy issuing company, our insurance companies may reinsure the business written by the underwriting agencies. Total segment revenue generated by our underwriting agencies in 2003 amounted to $174.7 million.

  HCC BENEFITS CORPORATION

     HCC Benefits Corporation has its home office in Atlanta, Georgia and regional offices in Costa Mesa, California; Wakefield, Massachusetts; Minneapolis, Minnesota; and Dallas, Texas. HCC Benefits Corporation underwrites group life, accident and health business on behalf of affiliated insurance companies and has been in operation since 1980.

  PROFESSIONAL INDEMNITY AGENCY, INC.

     Professional Indemnity Agency, Inc., with its home office in Mount Kisco, New York and a branch office in San Francisco, California, acts as an underwriting manager for diversified financial products, specializing in directors' and officers' liability, errors and omissions liability, kidnap and ransom and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1977.

  ASU INTERNATIONAL, LLC

     ASU International, LLC, with its home office in Woburn, Massachusetts and a branch office in London, England acts as an underwriting manager for group life, accident and health and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1982.

  HCC GLOBAL FINANCIAL PRODUCTS, LLC

     HCC Global Financial Products, LLC has offices in Farmington, Connecticut, Houston, Texas, Jersey City, New Jersey, Barcelona, Spain and London, England. HCC Global Financial Products, LLC acts as an underwriting manager for diversified financial products, specializing in directors' and officers' liability business on behalf of affiliated insurance companies.

  HCC DIVERSIFIED FINANCIAL PRODUCTS LIMITED

     HCC Diversified Financial Products Limited is an underwriting agency based in London, England and underwrites diversified financial products, specializing in professional indemnity business in the European Union, on behalf of affiliated insurance companies and has been in operation since 1997. Its Lloyd's broker operations have been consolidated into Rattner Mackenzie Limited.

  COVENANT UNDERWRITERS LIMITED

     We acquired Covenant Underwriters Limited in July, 2003. Covenant Underwriters Limited is an underwriting agency based in Covington, Louisiana, specializing in commercial marine insurance underwritten on behalf of affiliated and unaffiliated insurance companies and has been in operation through predecessor entities since 1970.

INTERMEDIARY OPERATIONS

     Our intermediaries provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies and other risk taking entities. The intermediaries earn commission income and to a lesser extent fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies, which may retain a portion of the risk. Total segment revenue generated by our intermediaries in 2003 amounted to $48.6 million.

  RATTNER MACKENZIE LIMITED

     Rattner Mackenzie Limited is an intermediary based in London, England with other operations in Bermuda and New York. Rattner Mackenzie Limited specializes in group life, accident and health reinsurance and some specialty property and casualty lines of business. Rattner Mackenzie Limited operates as a Lloyd's broker for reinsurance business placed on behalf of unaffiliated and affiliated insurance companies, reinsurance companies and underwriting agencies and has been in operation since 1989.

  CONTINENTAL UNDERWRITERS LIMITED

     We acquired Continental Underwriters Limited in July, 2003. Continental Underwriters Limited is an intermediary based in Covington, Louisiana specializing in commercial marine insurance placed on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1970.

  HCC RISK MANAGEMENT, INC.

     HCC Risk Management, Inc., based in Houston, Texas, is an intermediary specializing in placing reinsurance on behalf of affiliated and unaffiliated insurance companies.

OTHER OPERATIONS

     Other operating income consists of equity in the earnings of insurance related companies in which we invest, dividends from certain other insurance related investments and gains or losses from the disposition of these investments and the profit or loss from an inventory of insurance related trading securities. Other operating revenue was $13.2 million in 2003, but can vary considerably from period to period depending on investment or disposition activity.

REINSURANCE CEDED

     We purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and to achieve a desired ratio of net written premium to policyholders' surplus. We purchase reinsurance on both a proportional and an excess of loss basis. The type, cost and limits of reinsurance we purchase can vary from year to year based upon our desired retention levels and the availability of quality reinsurance at an acceptable price. Our reinsurance programs renew throughout the year and during 2003 some of those renewed contained price increases, which are not material to our underwriting results.

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

     We have a reserve of $14.9 million as of December 31, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

OPERATING RATIOS

  PREMIUM TO SURPLUS RATIO

     This table shows, for the years indicated, the ratio of statutory gross written premium and net written premium to statutory policyholders' surplus for our property and casualty insurance companies (dollars in thousands):

                                 2003         2002         2001        2000       1999
                              ----------   ----------   ----------   --------   --------
Gross written premium.......  $1,746,413   $1,163,397   $1,014,833   $972,154   $576,184
Net written premium.........     867,795      545,475      371,409    283,947    150,261
Policyholders' surplus......     591,889      523,807      401,393    326,249    315,474
Gross written premium
  ratio.....................       295.1%       222.1%       252.8%     298.0%     182.6%
Gross written premium
  industry average(1).......           *        244.4%       210.8%     174.1%     154.1%
Net written premium ratio...       146.6%       104.1%        92.5%      87.0%      47.6%
Net written premium industry
  average(1)................           *        130.3%       112.0%      94.4%      85.5%

---------------

(1) Source: A.M. Best Company, Inc.

 *  Not available

     While there is no statutory requirement regarding a permissible premium to policyholders' surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer's annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained net written premium to surplus ratios substantially lower than such guidelines.

  COMBINED RATIO IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. Under generally accepted accounting principles, the combined ratio is a combination of the loss ratio in accordance with generally accepted accounting principles, or the ratio of incurred losses and loss adjustment expenses to net earned premium and the expense ratio in accordance with generally accepted accounting principles, which is the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net earned premium. Our insurance companies' loss ratios, expense ratios and combined ratios in accordance with generally accepted accounting principles are shown in the following table for the years indicated:

                                                   2003    2002   2001    2000   1999
                                                   ----    ----   -----   ----   -----
Loss ratio.......................................  66.2%*  60.6%   78.0%  74.2%   77.6%
Expense ratio....................................  24.8    25.4    25.7   21.0    51.7
                                                   ----    ----   -----   ----   -----
Combined ratio...................................  91.0%*  86.0%  103.7%  95.2%  129.3%
                                                   ====    ====   =====   ====   =====

---------------

* Includes 3.9% related to a commutation loss.

  COMBINED RATIO IN ACCORDANCE WITH STATUTORY ACCOUNTING PRINCIPLES

     The combined ratio in accordance with statutory accounting principles is a combination of the loss ratio in accordance with statutory accounting principles, or the ratio of incurred losses and loss adjustment expenses to net earned premium and the expense ratio in accordance with statutory accounting principles, which is the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium. Our insurance companies' loss ratios, expense ratios and combined ratios in accordance with statutory accounting principles are shown in the following table for the years indicated:

                                                 2003    2002    2001    2000    1999
                                                 ----    -----   -----   -----   -----
Loss ratio.....................................  66.8%*   62.0%   78.0%   71.1%  107.1%
Expense ratio..................................  23.0     23.9    23.8    27.0    22.8
                                                 ----    -----   -----   -----   -----
Combined ratio.................................  89.8%*   85.9%  101.8%   98.1%  129.9%
                                                 ====    =====   =====   =====   =====
Industry average...............................    **    107.5%  115.9%  110.1%  107.8%

---------------

 * Includes 3.9% related to a commutation loss.

** Not available

     The ratio data in accordance with statutory accounting principles is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. Including this information is meaningful and useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports on insurer performance on the basis of statutory accounting principles to provide for more standardized comparisons among individual companies, as well as overall industry performance.

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

     - the potential for ultimate exposure;

     - the severity of injury or damage; and

     - the type of loss.

     We establish loss reserves for incurred but not reported losses based in part on statistical information and in part on industry experience with respect to the probable number and nature of claims arising from occurrences that have not been reported. We also establish our reserves based on predictions of future events, our estimates of future trends in claims severity and other subjective factors. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Reserves are recorded on an undiscounted basis, except for reserves acquired in transactions recorded using the purchase method of accounting. The reserves of each of our insurance companies are established in conjunction with and reviewed by our in-house actuarial staff and our reserves in accordance with statutory accounting principles are certified annually by our independent actuaries. PricewaterhouseCoopers LLP certified the reserves of our insurance companies in accordance with statutory accounting principles as of December 31, 2003.

     With respect to some classes of risks, the period of time between the occurrence of an insured event and the final settlement of a claim may be many years and during this period it often becomes necessary to adjust the claim estimates either upward or downward. Certain classes of diversified financial products, marine and offshore energy and workers' compensation insurance which are or were underwritten by our insurance companies have historically had longer elapsed times between the occurrence of an insured event, reporting of the claim and final settlement. In such cases, we are forced to estimate reserves over long periods of time with the possibility of several adjustments to reserves. Other classes of insurance that we underwrite, such as most aviation, property and medical stop-loss, historically have shorter lead times between the occurrence of an insured event, reporting of the claim and final settlement. Reserves with respect to these classes are, therefore, less likely to be adjusted.

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

     We underwrite, directly and through reinsurance, risks which are denominated in a number of foreign currencies and therefore maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our earnings.

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

     This loss development triangle shows development in loss reserves on a gross basis (in thousands):

                                   2003         2002         2001         2000        1999       1998       1997       1996
                                ----------   ----------   ----------   ----------   --------   --------   --------   --------
Balance sheet reserves:.......  $1,535,288   $1,155,290   $1,130,748   $  944,117   $871,104   $460,511   $275,008   $229,049
Reserve adjustments from
  acquisition and disposition
  of subsidiaries.............                    5,587           --      (66,571)   (32,437)      (136)        --         --
Effects of changes in foreign
  currency rates of
  exchange....................                   22,966           --           --         --         --         --         --
                                ----------   ----------   ----------   ----------   --------   --------   --------   --------
    Adjusted reserves.........   1,535,288    1,183,843    1,130,748      877,546    838,667    460,375    275,008    229,049
Cumulative paid as of:
  One year later..............                  438,802      388,722      400,279    424,379    229,746    160,324    119,453
  Two years later.............                               610,619      537,354    561,246    367,512    209,724    179,117
  Three years later...........                                            667,326    611,239    419,209    241,523    193,872
  Four years later............                                                       686,730    435,625    259,067    212,097
  Five years later............                                                                  453,691    262,838    223,701
  Six years later.............                                                                             267,038    225,595
  Seven years later...........                                                                                        227,177
  Eight years later...........
  Nine years later............
  Ten years later.............
Re-estimated liability as of:
  End of year.................   1,535,288    1,183,843    1,130,748      877,546    838,667    460,375    275,008    229,049
  One year later..............                1,306,996    1,107,588      922,080    836,775    550,409    308,501    252,236
  Two years later.............                             1,239,751      925,922    868,438    545,955    316,250    249,013
  Three years later...........                                          1,099,657    854,987    547,179    304,281    250,817
  Four years later............                                                       900,604    537,968    305,022    247,245
  Five years later............                                                                  522,183    295,975    249,853
  Six years later.............                                                                             296,816    243,015
  Seven years later...........                                                                                        242,655
  Eight years later...........
  Nine years later............
  Ten years later.............
Cumulative redundancy
  (deficiency)................               $ (123,153)  $ (109,003)  $ (222,111)  $(61,937)  $(61,808)  $(21,808)  $(13,606)

                                  1995       1994       1993
                                --------   --------   --------
Balance sheet reserves:.......  $200,756   $170,957   $144,178
Reserve adjustments from
  acquisition and disposition
  of subsidiaries.............        --         --         --
Effects of changes in foreign
  currency rates of
  exchange....................        --         --         --
                                --------   --------   --------
    Adjusted reserves.........   200,756    170,957    144,178
Cumulative paid as of:
  One year later..............   118,656     97,580     82,538
  Two years later.............   167,459    143,114    126,290
  Three years later...........   207,191    166,541    157,509
  Four years later............   214,046    192,540    176,472
  Five years later............   226,762    195,930    195,269
  Six years later.............   233,831    202,844    197,147
  Seven years later...........   235,236    208,112    203,075
  Eight years later...........   235,950    209,056    207,474
  Nine years later............              209,351    208,049
  Ten years later.............                         208,299
Re-estimated liability as of:
  End of year.................   200,756    170,957    144,178
  One year later..............   243,259    186,898    163,967
  Two years later.............   248,372    207,511    183,015
  Three years later...........   247,053    214,738    203,137
  Four years later............   248,687    220,695    211,546
  Five years later............   248,559    217,892    218,182
  Six years later.............   250,176    219,196    214,498
  Seven years later...........   246,661    219,002    216,820
  Eight years later...........   246,159    219,478    216,627
  Nine years later............              219,024    216,542
  Ten years later.............                         216,199
Cumulative redundancy
  (deficiency)................  $(45,403)  $(48,067)  $(72,021)

     The gross deficiencies reflected in the above table for years after 1998 result from the following:

     - During 2003 we recorded $132.9 million in gross losses related to 1999 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business due to our processing of additional information received and our continuing evaluation of reserves on this business.

     - The 2000 and 1999 years in the table are also negatively affected by late reporting loss information received during 2001 for certain discontinued business.

     As the losses related to the above two items were substantially reinsured, there was no material effect to our net earnings.

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

     The following table provides a reconciliation of the gross liability of loss and loss adjustment expenses on the basis of generally accepted accounting principles for the three years ended December 31, 2003 (in thousands):

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Reserves for loss and loss adjustment expense at
  beginning of year..............................  $1,155,290   $1,130,748   $  944,117
Reserve adjustments from acquisition and
  disposition of subsidiaries....................       5,587       82,289      (69,725)
Effects of changes in foreign currency rates
  of exchange....................................      22,966           --           --
Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense
     for claims occurring in the current year....     922,838      627,412    1,019,311
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in
     prior years(1)..............................     123,153      (23,160)      44,534
                                                   ----------   ----------   ----------
  Incurred loss and loss adjustment expense......   1,045,991      604,252    1,063,845
                                                   ----------   ----------   ----------
Loss and loss adjustment expense payments for
  claims occurring during:
  Current year...................................     255,744      273,277      407,210
  Prior years....................................     438,802      388,722      400,279
                                                   ----------   ----------   ----------
Loss and loss adjustment expense payments........     694,546      661,999      807,489
                                                   ----------   ----------   ----------
Reserves for loss and loss adjustment expense at
  end of the year................................  $1,535,288   $1,155,290   $1,130,748
                                                   ==========   ==========   ==========

---------------

(1) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     This loss development triangle shows development in loss reserves on a net basis (in thousands):

                                       2003         2002         2001        2000       1999       1998       1997       1996
                                    ----------   ----------   ----------   --------   --------   --------   --------   --------
Gross reserves....................  $1,535,288   $1,155,290   $1,130,748   $944,117   $871,104   $460,511   $275,008   $229,049
Less reinsurance recoverables.....     830,088      697,972      817,651    694,245    597,498    341,599    155,374    111,766
                                    ----------   ----------   ----------   --------   --------   --------   --------   --------
Reserves, net of reinsurance......     705,200      457,318      313,097    249,872    273,606    118,912    119,634    117,283
Reserve adjustments from
  acquisition and disposition of
  subsidiaries....................                    5,587           --     (6,048)    (3,343)      (410)        --         --
Effects of changes in foreign
  currency rates of exchange......                   20,892           --         --         --         --         --         --
Effect on loss reserves of 1999
  write off of reinsurance
Recoverables......................                       --           --         --         --     63,851     15,008      2,636
                                    ----------   ----------   ----------   --------   --------   --------   --------   --------
Adjusted reserves, net of
  Reinsurance.....................     705,200      483,797      313,097    243,824    270,263    182,353    134,642    119,919
Cumulative paid, net of
  reinsurance, as of:
One year later....................                  135,829      126,019    102,244    145,993     56,052     48,775     47,874
Two years later...................                               131,244    139,659    174,534    103,580     64,213     66,030
Three years later.................                                          118,894    185,744    113,762     80,227     72,863
Four years later..................                                                     180,714    121,293     81,845     81,620
Five years later..................                                                                120,452     84,986     81,968
Six years later...................                                                                            87,626     82,681
Seven years later.................                                                                                       84,108
Eight years later.................
Nine years later..................
Ten years later...................
Re-estimated liability, net of
  reinsurance, as of:
End of year.......................     705,200      483,797      313,097    243,824    270,263    182,353    134,642    119,919
One year later....................                  507,563      306,318    233,111    260,678    186,967    120,049    116,145
Two years later...................                               338,194    222,330    254,373    175,339    116,745    101,595
Three years later.................                                          259,160    244,650    171,165    110,673     97,353
Four years later..................                                                     258,122    163,349    107,138     95,118
Five years later..................                                                                155,931    103,243     93,528
Six years later...................                                                                           101,538     91,413
Seven years later.................                                                                                       90,951
Eight years later.................
Nine years later..................
Ten years later...................
Cumulative redundancy
  (deficiency)....................               $  (23,766)  $  (25,097)  $(15,336)  $ 12,141   $ 26,422   $ 33,104   $ 28,968

                                      1995       1994       1993
                                    --------   --------   --------
Gross reserves....................  $200,756   $170,957   $144,178
Less reinsurance recoverables.....   101,497     95,279     82,289
                                    --------   --------   --------
Reserves, net of reinsurance......    99,259     75,678     61,889
Reserve adjustments from
  acquisition and disposition of
  subsidiaries....................        --         --         --
Effects of changes in foreign
  currency rates of exchange......        --         --         --
Effect on loss reserves of 1999
  write off of reinsurance
Recoverables......................     1,442         51         --
                                    --------   --------   --------
Adjusted reserves, net of
  Reinsurance.....................   100,701     75,729     61,889
Cumulative paid, net of
  reinsurance, as of:
One year later....................    41,947     36,500     29,258
Two years later...................    56,803     49,283     41,207
Three years later.................    64,798     56,919     46,576
Four years later..................    67,355     60,441     51,536
Five years later..................    72,627     61,781     53,110
Six years later...................    73,501     66,591     53,879
Seven years later.................    73,792     66,410     58,353
Eight years later.................    74,836     66,749     58,713
Nine years later..................               66,804     60,658
Ten years later...................                          60,718
Re-estimated liability, net of
  reinsurance, as of:
End of year.......................   100,701     75,729     61,889
One year later....................    95,764     72,963     59,659
Two years later...................    94,992     74,887     60,079
Three years later.................    85,484     76,474     62,224
Four years later..................    80,890     73,660     64,377
Five years later..................    79,626     69,528     64,103
Six years later...................    79,968     70,642     59,408
Seven years later.................    78,614     70,278     60,960
Eight years later.................    78,810     70,060     60,729
Nine years later..................               69,965     62,874
Ten years later...................                          62,857
Cumulative redundancy
  (deficiency)....................  $ 21,891   $  5,764   $   (968)

     The net deficiencies reflected in the above table for years after 1999 are due to a commutation loss of $28.8 million recorded in 2003, which primarily affected the 1999 and 2000 accident years.

     This table below provides a reconciliation of the liability for loss and loss adjustment expense, net of reinsurance ceded, on the basis of generally accepted accounting principles for the three years ended December 31, 2003 (in thousands):

                                                         2003       2002       2001
                                                       --------   --------   --------
Reserves for loss and loss adjustment expense at
  beginning of year..................................  $457,318   $313,097   $249,872
Reserve adjustments from acquisition and disposition
  of subsidiaries....................................     5,587     79,558        285
Effects of changes in foreign currency rates of
  exchange...........................................    20,892         --         --
Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense for
     claims occurring in the current year............   464,886    313,270    278,103
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in prior
     years(1)........................................    23,766     (6,779)   (10,713)
                                                       --------   --------   --------
  Incurred loss and loss adjustment expense..........   488,652    306,491    267,390
                                                       --------   --------   --------
Loss and loss adjustment expense payments for claims
  occurring during:
  Current year.......................................   131,420    115,809    102,206
  Prior years........................................   135,829    126,019    102,244
                                                       --------   --------   --------
Loss and loss adjustment expense payments............   267,249    241,828    204,450
                                                       --------   --------   --------
Reserves for loss and loss adjustment expense at end
  of the year........................................  $705,200   $457,318   $313,097
                                                       ========   ========   ========

---------------

(1) Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

     During 2003, we had net loss and loss adjustment expense deficiency of $23.8 million relating to prior year losses compared to redundancies of $6.8 million in 2002 and $10.7 million in 2001. The 2003 deficiency resulted from a commutation charge of $28.8 million related to certain accident and health business included in discontinued lines offset by a net redundancy of $5.0 million from all other sources. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by our other insurance company subsidiaries, because of the types of risks covered, are not considered to have significant environmental exposures. We do not expect to experience any material development in reserves for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

INVESTMENTS

     Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds and preferred and common equity securities. As of December 31, 2003, we had $1.7 billion of investment assets. The majority of our investment assets are held by our insurance companies. All of our securities are classified as available for sale and are recorded at market value.

     Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. We engage a nationally prominent investment advisor, General Re-New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., to oversee our investments and to make recommendations to our Board's Investment and Finance Committee. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based upon market conditions. As of December 31, 2003, our fixed income securities had a weighted average maturity of 4.5 years and a weighted average duration of 3.7 years. Our financial statements reflect an unrealized gain of $30.0 million on fixed income securities available for sale as of December 31, 2003.

     We have maintained a substantial level of cash and liquid short-term instruments in our insurance companies in order to maintain the ability to fund losses of our insureds. Our underwriting agencies and intermediaries typically have short-term investments, which are fiduciary funds held on behalf of others. As of December 31, 2003, we had cash and short-term investments of approximately $614.9 million, of which $264.0 million were in our underwriting agencies and intermediaries.

     This table shows a profile of our investments. The table shows the average amount of investments, income earned and the yield thereon for the periods indicated (dollars in thousands):

                                                       2003         2002        2001
                                                    ----------   ----------   --------
Average investments, at cost......................  $1,403,690   $1,005,541   $789,860
Net investment income before reclassification to
  discontinued operations(1)......................      47,347       37,769     39,638
Average short-term yield(1).......................         1.8%         2.2%       4.3%
Average long-term yield(1)........................         4.2%         4.8%       5.6%
Average long-term tax equivalent yield(1).........         5.0%         5.4%       6.4%
Weighted average combined tax equivalent
  yield(1)........................................         3.8%         4.6%       5.6%

---------------

(1) Excluding realized and unrealized capital gains and losses.

     This table summarizes, by type, the estimated market value of our investments as of December 31, 2003 (dollars in thousands):

                                                              AMOUNT     PERCENT OF TOTAL
                                                            ----------   ----------------
Short-term investments....................................  $  518,482          30%
U.S. Treasury securities..................................      69,140           4
Obligations of states, municipalities and political
  subdivisions............................................     102,048           6
Special revenue fixed income securities...................     305,301          18
Corporate fixed income securities.........................     334,825          19
Asset-backed and mortgage-backed securities...............     152,759           9
Foreign government securities.............................     200,093          12
Marketable equity securities..............................      12,002           1
Other investments.........................................       8,696           1
                                                            ----------         ---
  TOTAL INVESTMENTS.......................................  $1,703,346         100%
                                                            ==========         ===

     This table summarizes, by rating, the market value of our investments in fixed income securities as of December 31, 2003 (dollars in thousands):

                                                              AMOUNT     PERCENT OF TOTAL
                                                            ----------   ----------------
AAA.......................................................  $  652,133          56%
AA........................................................     270,123          23
A.........................................................     212,124          18
BBB.......................................................      28,416           2
BB and below..............................................       1,370           1
                                                            ----------         ---
  TOTAL FIXED INCOME SECURITIES...........................  $1,164,166         100%
                                                            ==========         ===

     The table set forth below indicates the expected maturity distribution of the estimated market value of our fixed income securities as of December 31, 2003 (dollars in thousands):

                                                              AMOUNT     PERCENT OF TOTAL
                                                            ----------   ----------------
One year or less..........................................  $   84,130           7%
One year to five years....................................     451,998          39
Five years to ten years...................................     243,663          21
Ten years to fifteen years................................     158,531          14
More than fifteen years...................................      73,085           6
                                                            ----------         ---
  Securities with fixed maturities........................   1,011,407          87
Asset-backed and mortgage-backed securities...............     152,759          13
                                                            ----------         ---
  TOTAL FIXED INCOME SECURITIES...........................  $1,164,166         100%
                                                            ==========         ===

     The weighted average life of our structured securities is 2.8 years. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to a reinvestment risk should interest rates fall or issuers call their securities and we are forced to invest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities held by us as of December 31, 2003 that would be subject to these tests and potential write downs is $1.4 million.

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

     Houston Casualty Company's branch office in London, England is subject to regulation by regulatory authorities in the United Kingdom. Avemco Insurance Company is domiciled in Maryland and operates as a licensed admitted insurer in all states and the District of Columbia. U.S. Specialty Insurance Company is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCC Life Insurance Company is domiciled in Indiana and operates as a licensed admitted insurer in 42 states and the District of Columbia. HCC Specialty Insurance Company is domiciled in Oklahoma and operates on a surplus lines basis in Texas. American Contractors Indemnity Company is domiciled in California and operates on an admitted basis in 44 states, the District of Columbia and two U.S. Territories. HCC Europe is domiciled in Spain and operates on the equivalent of an "admitted" basis throughout the European Union.

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

  STATUTORY ACCOUNTING PRINCIPLES

     The principal differences between statutory accounting principles and generally accepted accounting principles, the method by which we report our financial results to our shareholders, are:

     - a liability is recorded for certain reinsurance recoverables under statutory accounting principles, whereas under generally accepted accounting principles there is no such provision unless the recoverables are deemed to be doubtful of collectibility;

     - under statutory accounting principles, life insurance companies record investment related liabilities, the asset valuation reserve and interest maintenance reserve, whereas there is no such liability under generally accepted accounting principles;

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

  INSURANCE HOLDING COMPANY ACTS

     Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of a number of states. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

  RISK-BASED CAPITAL

     The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of a company's business and assets. It is designed to identify companies with capital levels that may require regulatory attention. As of December 31, 2003, each of our domestic insurance companies' total adjusted capital is significantly in excess of the authorized control level risk-based capital.

  INSURANCE REGULATORY INFORMATION SYSTEM

     The National Association of Insurance Commissioners has developed a rating system, the Insurance Regulatory Information System, primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. The Insurance Regulatory Information System consists of eleven key financial ratios that address various aspects of each insurer's financial condition and stability. Our insurance companies' Insurance Regulatory Information System ratios generally fall within the usual prescribed ranges except in satisfactorily explainable circumstances such as when there is a large reinsurance transaction, capital change, merger or planned growth.

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

     Under the Federal Terrorism Risk Insurance Act of 2002, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2004, our deductible is approximately $37.4 million based on 10% of 2003 subject premium as defined under the applicable regulations. Thereafter, the Federal government would provide reimbursement for 90% of our covered losses up to the maximum amount set out in the Act.

  PENDING OR PROPOSED LEGISLATION

     In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the National Association of Insurance Commissioners, which seeks to promote uniformity of and to enhance the state regulation of, insurance. In addition, the National Association of Insurance Commissioners and state insurance regulators, as part of the National Association of Insurance Commissioners' state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends.

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

     We do not know at this time the full extent to which these federal or state legislative or regulatory initiatives will or may affect our operations and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or its results of operations.

EMPLOYEES

     As of December 31, 2003 we had 1,105 employees. The employees include five executive officers, 23 senior management, 92 management and 985 other personnel. Of this number, 337 are employed by our insurance companies, 561 are employed by our underwriting agencies, 81 are employed by our intermediaries and 126 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

ITEM 2.  PROPERTIES

     Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in over 25 locations elsewhere in the United States, the United Kingdom, Spain and Bermuda. The majority of these additional locations are in leased facilities.

     Our principal office facilities are as follows:

SUBSIDIARY                            LOCATION          SQ. FT.   TERMINATION DATE OF LEASE
----------                            --------          -------   -------------------------
HCC Insurance Holdings, Inc.    Houston, Texas          51,000      Owned
  and Houston Casualty
  Company.....................
Houston Casualty Company......  Houston, Texas          77,000      Owned
Avemco Insurance Company......  Frederick, Maryland     40,000      Owned
U.S. Specialty Insurance        Dallas, Texas           40,000      August 31, 2013
  Company Aviation Division...
Professional Indemnity Agency,  Mount Kisco, New York   38,000      Owned
  Inc. .......................

ITEM 3.  LEGAL PROCEEDINGS

     We are party to numerous lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. A subsidiary has been named along with several other defendants in legal proceedings by certain of the insurance company members of a discontinued workers' compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. The proceedings claim that the actions of the various defendants resulted in the rescission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The proceedings claim unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and legal advice received, we do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

PRICE RANGE OF COMMON STOCK

     Our common stock trades on the New York Stock Exchange under the ticker symbol "HCC".

     The intra-day high and low sales prices for quarterly periods from January 1, 2002 through December 31, 2003, as reported by the New York Stock Exchange were as follows:

                                                          2003              2002
                                                     ---------------   ---------------
                                                      HIGH     LOW      HIGH     LOW
                                                     ------   ------   ------   ------
First quarter......................................  $26.46   $22.30   $28.95   $24.90
Second quarter.....................................   30.19    25.65    28.50    24.70
Third quarter......................................   31.26    28.70    26.60    19.11
Fourth quarter.....................................   32.09    28.10    25.70    22.37

     On February 27, 2004, the last reported sales price of our common stock as reported by the New York Stock Exchange was $32.39 per share.

SHAREHOLDERS

     We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. As of February 27, 2004, there were
64.4 million shares of issued and outstanding common stock held by 1,002 shareholders of record; however, we estimate there are approximately 20,000 beneficial owners.

DIVIDEND POLICY

     Cash dividends declared on a quarterly basis for the three years ended December 31, 2003 were as follows:

                                                              2003     2002     2001
                                                              -----   ------   ------
First quarter...............................................  $.065   $.0625   $.06
Second quarter..............................................   .065    .0625    .06
Third quarter...............................................   .075    .065     .0625
Fourth quarter..............................................   .075    .065     .0625

     Beginning in June, 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

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

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
STATEMENT OF EARNINGS DATA:
Revenue
  Net earned premium........................  $738,272   $505,521   $342,787   $267,647   $141,362
  Fee and commission income.................   142,615    115,919    111,016    146,999    141,481
  Net investment income.....................    47,335     37,755     39,562     39,804     30,940
  Net realized investment gain (loss).......       527        453        393     (5,321)    (4,164)
  Other operating income....................    13,215      6,985     17,451     25,499     28,499
                                              --------   --------   --------   --------   --------
       Total revenue........................   941,964    666,633    511,209    474,628    338,118
Expense
  Loss and loss adjustment expense, net.....   488,652    306,491    267,390    198,470    109,650
  Operating expense:
     Policy acquisition costs, net..........   138,212     99,521     66,313     57,934     27,277
     Compensation expense...................    82,947     58,567     50,806     62,275     64,419
     Provision for reinsurance..............        --         --         --         --     43,462
     Other operating expense................    57,966     41,357     63,000     47,712     47,917
                                              --------   --------   --------   --------   --------
          Total operating expense...........   279,125    199,445    180,119    167,921    183,075
Interest expense............................     7,453      8,301      8,875     20,249     12,741
                                              --------   --------   --------   --------   --------
     Total expense..........................   775,230    514,237    456,384    386,640    305,466
                                              --------   --------   --------   --------   --------
     Earnings from continuing operations
       before income tax provision..........   166,734    152,396     54,825     87,988     32,652
Income tax provision from continuing
  operations................................    59,857     52,933     27,764     34,400      9,911
                                              --------   --------   --------   --------   --------
  Earnings from continuing operations before
     accounting change......................   106,877     99,463     27,061     53,588     22,741
  Gain from sale of discontinued
     operations(5)..........................    30,141         --         --         --         --
  Earnings from discontinued
     operations(5)..........................     6,543      6,365      3,136      3,893      3,831
  Cumulative effect of accounting
     change(2)..............................        --         --         --     (2,013)        --
                                              --------   --------   --------   --------   --------
  Net earnings..............................  $143,561   $105,828   $ 30,197   $ 55,468   $ 26,572
                                              ========   ========   ========   ========   ========
BASIC EARNINGS PER SHARE DATA:
  Earnings from continuing operations before
     accounting change......................  $   1.69   $   1.60   $   0.47   $   1.05   $   0.45
  Gain from sale of discontinued
     operations(5)..........................      0.48         --         --         --         --
  Earnings from discontinued
     operations(5)..........................      0.10       0.10       0.05       0.08       0.08
  Cumulative effect of accounting
     change(2)..............................        --         --         --      (0.04)        --
                                              --------   --------   --------   --------   --------
  Net earnings..............................  $   2.27   $   1.70   $   0.52   $   1.09   $   0.53
                                              ========   ========   ========   ========   ========
  Weighted average shares outstanding.......    63,279     62,225     58,321     50,742     50,058
                                              ========   ========   ========   ========   ========

                                                        FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                2003       2002       2001       2000       1999
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)(1)
DILUTED EARNINGS PER SHARE DATA:
  Earnings from continuing operations before
     accounting change......................  $   1.66   $   1.58   $   0.46   $   1.04   $   0.45
  Gain from sale of discontinued
     operations(5)..........................      0.47         --         --         --         --
  Earnings from discontinued
     operations(5)..........................      0.10       0.10       0.05       0.07       0.07
  Cumulative effect of accounting
     change(2)..............................        --         --         --      (0.04)        --
                                              --------   --------   --------   --------   --------
  Net earnings..............................  $   2.23   $   1.68   $   0.51   $   1.07   $   0.52
                                              ========   ========   ========   ========   ========
  Weighted average shares outstanding.......    64,383     62,936     59,619     51,619     50,646
                                              ========   ========   ========   ========   ========
Cash dividends declared, per share..........  $   0.28   $  0.255   $  0.245   $   0.22   $   0.20
                                              ========   ========   ========   ========   ========
Amounts adjusted for the non-amortization of
  goodwill(3):
  Adjusted net earnings.....................  $143,561   $105,828   $ 41,584   $ 67,302   $ 31,980
                                              ========   ========   ========   ========   ========
  Adjusted basic earnings per share.........  $   2.27   $   1.70   $   0.71   $   1.33   $   0.64
                                              ========   ========   ========   ========   ========
  Adjusted diluted earnings per share.......  $   2.23   $   1.68   $   0.70   $   1.30   $   0.63
                                              ========   ========   ========   ========   ========

                                                            DECEMBER 31,
                                   --------------------------------------------------------------
                                      2003         2002         2001         2000         1999
                                   ----------   ----------   ----------   ----------   ----------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Total investments................  $1,703,346   $1,167,636   $  885,659   $  711,113   $  581,322
Premium, claims and other
  receivables....................     899,031      753,527      665,965      609,716      636,671
Reinsurance recoverables.........     916,190      798,934      899,128      789,412      736,485
Ceded unearned premium...........     291,591      164,224       71,140      114,469      133,657
Goodwill and intangible assets...     406,000      349,286      328,815      266,015      263,687
Total assets.....................   4,864,296    3,704,151    3,219,120    2,790,755    2,679,737
Loss and loss adjustment expense
  payable........................   1,535,288    1,155,290    1,130,748      944,117      871,104
Unearned premium.................     592,311      331,050      179,530      190,550      188,524
Notes payable....................     310,404      230,027      181,928      212,133      242,546
Shareholders' equity.............   1,046,920      882,907      763,453      530,930      458,439
Book value per share(4)..........       16.37        14.15        12.40        10.29         9.12

---------------

(1) Certain amounts in the 2002, 2001, 2000 and 1999 selected consolidated financial data have been reclassified to conform to the 2003 presentation. Among these reclassifications, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) have been classified as fee and commission income rather than a reduction of operating expenses. Also, compensation and other operating expenses of our underwriting agency subsidiaries representing acquisition costs have been classified as policy acquisition costs to be offset by the portion of ceding commission which represents the reimbursement of those acquisition costs. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

(2) During 2000, we changed certain of our revenue recognition methods for our underwriting agencies and intermediaries to agree to guidance contained in Securities and Exchange Commission's Staff Accounting Bulletin Number 101 entitled "Revenue Recognition in Financial Statements".

(3) During 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets", which required that goodwill and indefinite-lived intangible assets no longer be amortized. The adjusted amounts presented are amounts that we would have reported had we adopted SFAS No. 142 on January 1, 1999.

(4) Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders' equity.

(5) We sold our retail brokerage operation, HCC Employee Benefits, Inc., in December 2003. The net earnings of HCC Employee Benefits, Inc. and the gain on its sale have been classified as discontinued operations in our consolidated statements of earnings. Consistent with this presentation, all revenue and expense of HCC Employee Benefits, Inc. have been reclassified from continuing operations in our consolidated statement of earnings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        OVERVIEW

     We primarily receive our revenue from earned premium derived from our insurance company operations, fee income generated by our underwriting agency operations, commission income produced by our intermediary operations, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) earned by our insurance company subsidiaries, investment income from all of our operations and other operating income. Our core underwriting activities involve providing group life, accident and health, diversified financial products, London market account, aviation and other specialty lines of business, each of which is marketed by our insurance companies and our underwriting agencies either directly to customers or through a network of independent or affiliated agents, third party administrators and brokers.

     During the past several years, we have substantially increased our shareholders' equity through the issuance of equity securities and through retaining our earnings, thereby enabling us to increase the underwriting capacity of our insurance companies and make acquisitions. With this additional equity, we increased underwriting activity across many of our businesses and added new lines of business, emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for each of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for each of our lines of business based upon market conditions and the level of risk we wish to retain.

     Market conditions improved across all of our lines of business during the period 2000 through 2003. This improvement accelerated after the September 11, 2001 terrorist attack and highly publicized corporate governance failures and continued throughout 2003 with significant rate increases particularly evident in our diversified financial products line of business. We have expanded our underwriting activities and increased our retentions in response to these hardening market conditions and plan to continue these actions as long as market conditions warrant.

     During the period 2001 through 2003, we acquired the following companies in transactions that were recorded using the purchase method of accounting. Accordingly, the results of operations and cash flows of these companies are included in our operations beginning on the effective date of each transaction.

COMPANY                                                    SEGMENT                  EFFECTIVE DATE ACQUIRED
-------                                                    -------                  -----------------------
Professional Indemnity Agency, Inc.         Underwriting Agency                     October 22, 2001
ASU International, LLC                      Underwriting Agency                     October 30, 2001
HCC Global Financial Products, LLC          Underwriting Agency                     October 1, 2002
  (formerly MAG Global Financial Products,
  LLC)
HCC Diversified Financial Products Limited  Underwriting Agency/Intermediary        December 24, 2002
  (formerly Dickson Manchester & Company,
  Limited)
HCC Europe (formerly St. Paul Espana)       Insurance Company                       December 31, 2002
Covenant Underwriters Limited and           Underwriting Agency/Intermediary        July 1, 2003
  Continental Underwriters Limited

RESULTS OF OPERATIONS

     The following table sets forth certain premium revenue information for the three years ended December 31, 2003 (in thousands):

                                                      2003         2002         2001
                                                   ----------   ----------   ----------
Direct...........................................  $1,377,999   $  904,737   $  783,124
Reinsurance assumed..............................     361,895      254,512      226,951
                                                   ----------   ----------   ----------
  Gross written premium..........................   1,739,894    1,159,249    1,010,075
Reinsurance ceded................................    (874,392)    (613,338)    (637,117)
                                                   ----------   ----------   ----------
  Net written premium............................     865,502      545,911      372,958
Change in unearned premium.......................    (127,230)     (40,390)     (30,171)
                                                   ----------   ----------   ----------
  Net earned premium.............................  $  738,272   $  505,521   $  342,787
                                                   ==========   ==========   ==========

     The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three years ended December 31, 2003:

                                                              2003    2002    2001
                                                              -----   -----   -----
Net earned premium..........................................   78.4%   75.8%   67.1%
Fee and commission income...................................   15.1    17.4    21.7
Net investment income.......................................    5.0     5.7     7.7
Net realized investment gain................................    0.1     0.1     0.1
Other operating income......................................    1.4     1.0     3.4
                                                              -----   -----   -----
  Total revenue.............................................  100.0   100.0   100.0
Loss and loss adjustment expense, net.......................   51.9    46.0    52.3
Total operating expense.....................................   29.6    29.9    35.2
Interest expense............................................    0.8     1.2     1.8
                                                              -----   -----   -----
  Earnings from continuing operations before income tax
     provision..............................................   17.7    22.9    10.7
Income tax provision........................................    6.4     8.0     5.4
                                                              -----   -----   -----
  Earnings from continuing operations.......................   11.3%   14.9%    5.3%
                                                              =====   =====   =====

  YEAR ENDED DECEMBER 31, 2003 VERSUS YEAR ENDED DECEMBER 31, 2002

     Total revenue increased 41% to $942.0 million for 2003 from $666.6 million in 2002, driven by significant increases in net earned premium and, to a lesser extent, fee and commission income and investment income. We anticipate continued revenue growth in 2004.

     Net earned premium grew 46% to $738.3 million in 2003, primarily due to increased rates, a reduction in ceded reinsurance, organic growth and higher renewal retentions.

     Fee and commission income increased 23% to $142.6 million in 2003 due to increased rates, organic growth and acquisitions made in late 2002.

     Net investment income increased 25% to $47.3 million in 2003 due to higher investment assets, which increased 46% to $1.7 billion in 2003 as a result of increased loss reserves due to higher retentions and growth in lines of business where losses take longer to settle, as well as significant cash flow from operations. Net investment income increased despite lower yields on our short duration, high quality investment portfolio of fixed income securities and on our short-term investments. We expect investment assets to continue to increase and produce additional growth in investment income in 2004, even if interest rates do not increase significantly. If market interest rates were to rise, the growth in investment income would be accelerated as our current portfolio has a relatively short duration and would be available to be invested on a longer-term basis to take advantage of higher rates. Our weighted average tax equivalent yield was 3.8% in 2003 compared to 4.6% in 2002. The weighted average duration of our fixed income portfolio was 3.7 years and the weighted average maturity was 4.5 years.

     Other operating income increased 89% to $13.2 million in 2003, principally due to increased gains on our portfolio of insurance related trading securities and income from a real estate partnership that was first included in our consolidated financial statements in 2003.

     Compensation expense increased to $82.9 million during 2003 from $58.6 million in 2002. Subsidiaries acquired during the past year accounted for the majority of the increase, with the remaining amount primarily due to larger incentive based compensation accruals as a result of increased earnings.

     Other operating expense increased to $58.0 million during 2003 compared to $41.4 million in 2002. The reasons for this increase are as follows:

                                                                              INCREASE
                                                          2003      2002     (DECREASE)
                                                         -------   -------   ----------
Subsidiaries acquired in 2002 and 2003.................  $12,925   $   334    $12,591
Guaranty fund and other special assessments............    6,815     4,696      2,119
Provision to increase reserve for reinsurance
  recoverables.........................................    7,671     3,183      4,488
Foreign currency gains.................................   (4,122)   (1,230)    (2,892)
Other..................................................   34,677    34,374        303
                                                         -------   -------    -------
                                                         $57,966   $41,357    $16,609
                                                         =======   =======    =======

     The guaranty fund and other assessments that our insurance companies incurred in 2003 were higher than normal due to one particular state assessment and assessments in a line of business that has been discontinued. The foreign currency gains included a gain of $1.3 million in 2003 from the settlement of an advance of funds to an unaffiliated entity.

     The income tax provision related to continuing operations was $59.9 million for 2003 compared to $52.9 million in 2002. The effective tax rate was 35.9% in 2003 compared to 34.7% in 2002. The increased rate results from higher expenses, which are not deductible for tax purposes and higher state income taxes. The tax rate on the gain on the sale of our discontinued operations is higher than the statutory rate due to non-deductible goodwill of $8.3 million, which was included in the cost of the discontinued operations sold.

     We sold our retail brokerage operation, HCC Employee Benefits, Inc., in December, 2003. The net earnings of HCC Employee Benefits, Inc. and the gain on its sale have been classified as discontinued operations in our consolidated statements of earnings. Consistent with this presentation, all revenue and expense of HCC Employee Benefits, Inc. have been reclassified from continuing operations in our consolidated statement of earnings. The net cash received from the sale was utilized to acquire American Contractors Indemnity Company, a surety company, in January, 2004. We believe that the results of operations of American Contractors Indemnity Company will at least replace the earnings from discontinued operations.

     Net earnings increased 36% to $143.6 million, or $2.23 per diluted share, in 2003. Net earnings in 2003 includes a $30.1 million (net of income tax), or $0.47 per share, gain on sale of a subsidiary and an $18.7 million (net of income tax), or $0.29 per share, loss due to the discount related to a commutation. The increase in net earnings resulted from increasing operating revenue and profits and an increase in investment income.

     Our book value per share was $16.37 as of December 31, 2003, up from $14.15 as of December 31, 2002.

SEGMENTS

  INSURANCE COMPANIES

     The following tables provide information by line of business (in thousands):

                                                GROSS        NET        NET       NET
                                               WRITTEN     WRITTEN     EARNED    LOSS
                                               PREMIUM     PREMIUM    PREMIUM    RATIO
                                              ----------   --------   --------   -----
For the year ended December 31, 2003:
Group life, accident and health.............  $  565,494   $299,913   $290,009    61.6%
Diversified financial products..............     553,501    183,560    123,562    47.8
London market account.......................     223,149    155,987    137,572    53.2
Aviation....................................     214,718     99,447     97,536    61.5
Other specialty lines.......................     148,239    109,408     57,551    81.0
                                              ----------   --------   --------   -----
                                               1,705,101    848,315    706,230    59.1
Discontinued lines..........................      34,793     17,187     32,042   222.0
                                              ----------   --------   --------   -----
  TOTALS....................................  $1,739,894   $865,502   $738,272    66.2%
                                              ==========   ========   ========
                                                                 Expense ratio    24.8
                                                                                 -----
                                                                Combined ratio    91.0%
                                                                                 -----
For the year ended December 31, 2002:
Group life, accident and health.............  $  503,263   $244,554   $240,070    62.2%
Diversified financial products..............     178,653     43,731     23,102    46.4
London market account.......................     199,816    113,925     89,260    51.5
Aviation....................................     212,518     99,826    100,960    46.3
Other specialty lines.......................      32,563     25,621     22,337   101.1
                                              ----------   --------   --------   -----
                                               1,126,813    527,657    475,729    57.8
Discontinued lines..........................      32,436     18,254     29,792   105.0
                                              ----------   --------   --------   -----
  TOTALS....................................  $1,159,249   $545,911   $505,521    60.6%
                                              ==========   ========   ========
                                                                 Expense ratio    25.4
                                                                                 -----
                                                                Combined ratio    86.0%
                                                                                 =====

     Gross written premium increased 50% to $1.7 billion in 2003 due to increased rates, organic growth and higher percentage of renewals. Gross written premium is expected to continue to increase in 2004.

     Net written premium in 2003 increased 59% to $865.5 million due to our insurance companies increasing retentions together with the factors discussed above. Net earned premium also increased 46% to $738.3 million for the same reasons. Growth in net written and net earned premium is expected to continue in 2004.

     Net loss and loss adjustment expense was $488.7 million for 2003 compared to $306.5 million in 2002. The net loss ratio was 66.2% for 2003 compared to 60.6% in 2002. Our net loss and loss adjustment expense deficiency relating to prior year losses was $23.8 million in 2003 compared to a redundancy of $6.8 million in 2002. The deficiency for 2003 included a commutation loss of $28.8 million, which represents the discount on the reinsurance recoverables commuted. The commutation increased the net loss ratio for 2003 by 3.9%. The overall loss ratio for the continuing lines was virtually unchanged. The net loss ratio in the aviation line of business increased due to unusually good loss experience in 2002 compared to a loss ratio in 2003 that was more in line with expectations, producing an excellent underwriting profit. Loss experience in the other specialty lines improved in 2003 as it approached its expected level. The loss ratio in the discontinued lines of business increased in 2003 following reserve additions resulting from our ongoing review of outstanding claims and the $28.8 million commutation loss recorded in the fourth quarter of 2003, somewhat offset by a $7.7 million charge recorded in the third quarter of 2002.

     The gross loss ratio was 70.3% in 2003 compared to 58.6% in 2002. Our gross loss and loss adjustment expense deficiency relating to prior year losses was $151.1 million in 2003 compared to a redundancy of $23.2 million in 2002. During 2003, we increased our gross losses related to prior accident years by $132.9 million on certain assumed accident and health reinsurance contracts reported in our discontinued line of business due to our processing of additional information received and our continuing evaluation of reserves related to this business. Also during 2003, we incurred a $30.0 million gross loss on a large warehouse fire and reduced gross losses related to prior accident years on a discontinued aggregate program by $14.3 million based on revised current information. On this same program in 2002, we recorded $36.2 million of adverse gross development. Also, during 2002 we reduced our gross losses from the September 11 terrorist attacks by $21.5 million and our gross loss from the Total Oil Company loss by $14.0 million to its ultimate settlement amount, thereby lowering the 2002 gross loss ratio. As all these losses were substantially reinsured, they had no material effect on our net losses or earnings.

     The tables below show the composition of net and gross incurred loss and loss adjustment expense (amounts in thousands):

                                             NET INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                             ---------------------------------------------
                                                     2003                    2002
                                             ---------------------   ---------------------
                                              AMOUNT    LOSS RATIO    AMOUNT    LOSS RATIO
                                             --------   ----------   --------   ----------
2003 effect of commutation.................  $ 28,751       3.9%     $     --        --%
2002 third quarter charge..................        --        --         7,674       1.5
Other prior year development...............    (4,985)     (0.7)      (14,453)     (2.9)
All other incurred loss and loss adjustment
  expense..................................   464,886      63.0       313,270      62.0
                                             --------      ----      --------      ----
     Net incurred loss and loss adjustment
       expense.............................  $488,652      66.2%     $306,491      60.6%
                                             ========      ====      ========      ====

                                           GROSS INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                           -----------------------------------------------
                                                    2003                     2002
                                           -----------------------   ---------------------
                                             AMOUNT     LOSS RATIO    AMOUNT    LOSS RATIO
                                           ----------   ----------   --------   ----------
September 11 terrorist attack............  $       --        --%     $(21,500)     (2.1)%
2003 discontinued accident and health
  adjustments............................     132,924       8.2            --        --
Total Oil Company loss...................          --        --       (14,000)     (1.4)
Large warehouse fire.....................      30,000       2.0            --        --
2002 third quarter charge................          --        --         7,674       0.8
Discontinued aggregate program...........     (14,332)     (1.0)       36,170       3.5
Other prior year development.............       4,561       2.9       (31,504)     (3.1)
All other incurred loss and loss
  adjustment expense.....................     892,838      58.2       627,412      60.9
                                           ----------      ----      --------      ----
Gross incurred loss and loss adjustment
  expense................................  $1,045,991      70.3%     $604,252      58.6%
                                           ==========      ====      ========      ====

     The expense ratio for 2003 is slightly lower than 2002 due to the effects of greater premium volume. After removing the effect of the commutation loss, the combined ratios for 2003 and 2002 are virtually the same.

     Policy acquisition costs, which are net of reimbursement with respect to reinsurance ceded, increased to $138.2 million due to higher earned premium. The ratio of policy acquisition costs to earned premium was 18.7% in 2003 compared to 19.7% in 2002. The decrease in percentages is due to changes in the mix of business and spreading certain costs over a larger premium volume.

     Net earnings of our insurance companies increased to $74.4 million for 2003 from $68.2 million for 2002 due to continued favorable underwriting results on increased premium volume and despite an after-tax loss of $18.7 million due to a commutation. We expect growth in earnings of this segment to continue in 2004.

  UNDERWRITING AGENCIES

     Revenue from our underwriting agencies (primarily fee income) increased 56% to $174.7 million in 2003 due to acquisitions made beginning in the fourth quarter of 2002 as well as organic growth in our existing underwriting agencies. Subsidiaries acquired during 2002 and 2003 accounted for an increase in segment revenue in 2003 of $59.1 million when compared to periods prior to their acquisition in 2002. Net earnings in this segment increased 79% to $45.3 million in 2002 for the same reasons. We expect the underwriting agency segment to continue to grow in 2004.

  INTERMEDIARIES

     Revenue from our intermediaries (primarily commission income) increased 12% to $48.6 million in 2003 due to general market conditions and organic growth. Net earnings of our intermediaries increased 31% to $9.9 million in 2003 for the same reasons. There was also a reduction in intergroup interest and a lower effective tax rate in 2003 compared to 2002 due to the negative effects of a tax allocation true-up during 2002. The operations of HCC Employee Benefits, Inc., which are included in the intermediary segment, were sold in December 2003 and are classified as discontinued operations in our consolidated statement of earnings. It accounted for $22.9 million and $21.9 million in revenue and $5.5 million and $5.3 million in net earnings in 2003 and 2002, respectively. These segment earnings of HCC Employee Benefits, Inc. include allocated general corporate overhead expenses (net of income tax) of $1.0 million and $1.1 million, respectively, in 2003 and 2002. The remaining subsidiaries in the intermediary segment are expected to continue to grow in 2004.

  OTHER OPERATIONS

     Revenue and net income of other operations increased to $64.4 million and $36.2 million, respectively. Most of this increase came from the $52.7 million gain ($30.1 million net of income tax) on the sale of HCC Employee Benefits, Inc. The segment also saw an increase in revenue and net income due to income from our March 2003 strategic investment in Argonaut Group, Inc. and income from our strategic investment and trading accounts. Also, segment revenue increased as a result of the initial consolidation of a real estate partnership to comply with Financial Accounting Standards Board Interpretation No. 46. Period to period comparisons may vary substantially depending on strategic investments, trading activities or dispositions in any given period.

  CORPORATE

     The net loss of the corporate segment was $5.4 million for 2003 compared to net income of $2.9 million in 2002. The decrease in segment earnings between years resulted primarily from the increase in incentive compensation. The segment results in 2002 were positively affected by inter-segment income tax adjustments, additional intergroup interest charged to subsidiaries and the adjustment of certain accruals to their ultimate liabilities. The 2003 results were positively affected by a one-time currency conversion gain in the amount of $1.3 million.

  YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001

     Total revenue increased 30% to $666.6 million for 2002 from $511.2 million in 2001. The revenue increase in the insurance company segment resulted from organic growth in our existing lines of business, the addition of our new diversified financial products line of business and increased premium retention. The revenue in the underwriting agency segment increased due to organic growth and acquisitions made in 2002 and late 2001, but the increase was partially offset by reduced revenue in the intermediary and other operations segments as a result of market conditions and the sale or other disposition of various operations in 2001.

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

     Compensation expense increased to $58.6 million during 2002 from $50.8 million in 2001. Much of this increase was due to the underwriting agency subsidiaries acquired in 2002 and late 2001, somewhat offset by a decrease from operations sold or otherwise disposed of during late 2001 and efficiencies gained from the consolidation of certain of our underwriting agencies into our insurance company operations.

     Other operating expense decreased to $41.4 million during 2002 compared to $63.0 million in 2001, primarily as a result of the reduction in the amortization of goodwill, operations sold or disposed of and the goodwill impairment charge in 2001. These decreases were offset by the effect of acquisitions in 2002 and late 2001. Currency conversion gains amount to $1.2 million in 2002 compared to $0.3 million in 2001.

     The income tax provision related to continuing operations was $52.9 million for 2002 compared to $27.8 million in 2001. Our effective tax rate was 34.7% in 2002. The unusually high tax rate for 2001 results from the write off related to the impairment of goodwill, which was not deductible for income tax purposes.

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

SEGMENTS

  INSURANCE COMPANIES

     The following tables provide information by line of business (in thousands):

                                                GROSS        NET        NET       NET
                                               WRITTEN     WRITTEN     EARNED    LOSS
                                               PREMIUM     PREMIUM    PREMIUM    RATIO
                                               -------     --------   --------   -----
For the year ended December 31, 2002:
Group life, accident and health.............  $  503,263   $244,554   $240,070    62.2%
Diversified financial products..............     178,653     43,731     23,102    46.4
London market account.......................     199,816    113,925     89,260    51.5
Aviation....................................     212,518     99,826    100,960    46.3
Other specialty lines.......................      32,563     25,621     22,337   101.1
                                              ----------   --------   --------   -----
                                               1,126,813    527,657    475,729    57.8
Discontinued lines..........................      32,436     18,254     29,792   105.0
                                              ----------   --------   --------   -----
TOTALS......................................  $1,159,249   $545,911   $505,521    60.6%
                                              ==========   ========   ========
                                                                 Expense ratio    25.4
                                                                                 -----
                                                                Combined ratio    86.0%
                                                                                 =====
For the year ended December 31, 2001:
Group life, accident and health.............  $  502,086   $146,220   $143,851    67.5%
Diversified financial products..............          46         44          4    25.0
London market account.......................     133,579     54,056     43,360    59.4
Aviation....................................     198,015     98,249     91,377    62.5
Other specialty lines.......................      15,556     14,346     15,120    73.5
                                              ----------   --------   --------   -----
                                                 849,282    312,915    293,712    65.1
Discontinued lines..........................     160,793     60,043     49,075   155.5
                                              ----------   --------   --------   -----
TOTALS......................................  $1,010,075   $372,958   $342,787    78.0%
                                              ==========   ========   ========
                                                                 Expense ratio    25.7
                                                                                 -----
                                                                Combined ratio   103.7%
                                                                                 =====

     Gross written premium increased 15% to $1.2 billion for 2002 from $1.0 billion in 2001. This increase was 33% before the discontinued lines of business. The increase resulted from organic growth and premium rate increases in our London market account line of business, plus our diversified financial products line of business not previously written, offset by the decrease in discontinued lines of business.

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

     The tables below show the composition of net and gross incurred loss and loss adjustment expense (amounts in thousands):

                                             NET INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                             ---------------------------------------------
                                                     2002                    2001
                                             ---------------------   ---------------------
                                              AMOUNT    LOSS RATIO    AMOUNT    LOSS RATIO
                                             --------   ----------   --------   ----------
September 11 terrorist attack..............  $     --        --%     $ 35,000      10.2%
2001 charge for lines of business we ceased
  writing..................................        --        --        18,799       5.5
2002 third quarter discontinued line
  charge...................................     7,674       1.5            --        --
Other prior year development...............   (14,453)     (2.9)      (11,963)     (3.5)
All other incurred loss and loss adjustment
  expense..................................   313,270      62.0       225,554      65.8
                                             --------      ----      --------      ----
  Net incurred loss and loss adjustment
     expense...............................  $306,491      60.6%     $267,390      78.0%
                                             ========      ====      ========      ====

                                           GROSS INCURRED LOSS AND LOSS ADJUSTMENT EXPENSE
                                           -----------------------------------------------
                                                   2002                     2001
                                           ---------------------   -----------------------
                                            AMOUNT    LOSS RATIO     AMOUNT     LOSS RATIO
                                           --------   ----------   ----------   ----------
September 11 terrorist attack............  $(21,500)     (2.1)%    $  140,962      14.0%
Petrobras production platform............        --        --          55,000       5.4
Total Oil Company loss...................   (14,000)     (1.4)         49,000       4.9
2001 charge for lines of business we
  ceased writing.........................        --        --          36,784       3.6
2002 third quarter discontinued line
  charge.................................     7,674       0.8              --        --
Development on an aggregate program......    36,170       3.5              --        --
Other prior year development.............   (31,504)     (3.1)         40,367       4.0
All other incurred loss and loss
  adjustment expense.....................   627,412      60.9         741,732      73.6%
                                           --------      ----      ----------     -----
  Gross incurred loss and loss adjustment
     expense.............................  $604,252      58.6%     $1,063,845     105.5%
                                           ========      ====      ==========     =====

     Policy acquisition costs, which are net of reimbursement with respect to reinsurance ceded, increased to $99.5 million or 19.7% of earned premium during 2002, from $66.3 million or 19.3% of earned premium in 2001. This increase is due to the higher earned premium and the reduction in ceding commissions as a result of our retaining more business. Included in the 2001 amount is $2.2 million from the charge for lines of business we decided to cease writing. The expense ratio was substantially unchanged at 25.4% for 2002 compared to 2001 which, when added to our greatly improved loss ratio, produced a substantially lower combined ratio of 86.0% for 2002 compared to 103.7% in 2001.

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

  UNDERWRITING AGENCIES

     Revenue from our underwriting agencies (primarily fee income) increased 25% to $112.0 million for 2002, compared to $89.8 million in 2001. The underwriting agencies acquired in 2002 and late 2001 accounted for much of the increase together with organic growth, partially offset by a decrease in fee income from our other underwriting agencies as we continued the consolidation of certain other underwriting agency operations into our insurance companies. Net earnings of our underwriting agencies increased to $25.3 million for 2002 from $17.2 million in 2001 as a result of increased revenue and the adoption of SFAS No. 142, somewhat offset by the integration of certain underwriting agencies into our insurance companies. There was $5.9 million (net of income tax) of goodwill amortization recorded in 2001.

  INTERMEDIARIES

     Revenue from our intermediaries (primarily commission income) decreased to $43.6 million for 2002, compared to $46.7 million in 2001 due to general market conditions and less ceded reinsurance being placed on behalf of our insurance companies as they increased their retentions. Net earnings of our intermediaries decreased to $7.6 million for 2002 compared to $8.7 million in 2001. There was $3.4 million (net of income tax) of goodwill amortization recorded in 2001 compared to none in 2002 due to the adoption of SFAS No. 142. HCC Employee Benefits, Inc. accounted for $21.9 million and $18.4 million in revenue and $5.3 million and $2.6 million in net earnings in 2002 and 2001, respectively. These segment earnings of HCC Employee Benefits, Inc. include allocated general corporate overhead expenses (net of income tax) of $1.1 million and $0.5 million, respectively, in 2002 and 2001.

  OTHER OPERATIONS

     The decrease in other operating income to $7.0 million during 2002 from $17.5 million in 2001 was principally due to the disposition or closure of certain operations during 2001 and the resultant gains totaling $8.2 million from certain of those dispositions. Net earnings of other operations decreased to $3.1 million in 2002 from $7.1 million in 2001 for the same reasons. Period to period comparisons may vary substantially depending on other operating investments or dispositions thereof in any given period.

  CORPORATE

     The net income of the corporate segment was $2.9 million for 2002 compared to a net loss of $1.0 million in 2001. This improvement resulted from lower interest expense due primarily to lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES

     We receive substantial cash from premiums, reinsurance recoverables and management fee and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchase of investments, debt service and payment of policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts. We limit our liquidity exposure by holding funds, letters of credit and other security such that net balances due to us are less than the gross balances shown in our condensed consolidated balance sheets.

     We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $591.8 million, or 49% during 2003 and totaled $1.8 billion as of December 31, 2003, of which $614.9 million was cash and short-term investments. The increase in investments resulted primarily from operating cash flows. Total assets increased to $4.9 billion as of December 31, 2003.

     Our investment portfolio includes a high percentage of liquid investments and generates a significant amount of investment income, which serves as a source of cash flow. The average tax equivalent yield on investments was 3.8% in 2003, compared to 4.6% in 2002. The weighted average maturity of our fixed income securities is 4.5 years and weighted average duration of the portfolio was 3.7 years, both as of December 31, 2003. During 2003, over 97% of our fixed income securities were rated "A" or better by Standard & Poor's Corporation. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

     On December 31, 2001 we filed Form S-3 with the United States Securities and Exchange Commission, which provides a shelf registration for an aggregate of $750.0 million of our securities available to be issued. These securities may be debt securities, equity securities or a combination thereof.

     On March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% Convertible Notes due in 2023 in a public offering. We pay interest on April 1 and October 1 of each year. Each one thousand dollar principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof, although our intent is to pay in cash.

     Our 2% Convertible Notes are due in 2021. Each one thousand dollar principal amount is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. We pay interest on March 1 and September 1 of each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof, although our intent is to pay in cash.

     Our debt securities are rated "A" by Standard & Poor's Corporation (3rd of 10 ratings).

     Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum amount allowed by the facility on a revolving basis until the facility expires on December 17, 2004. The facility is collateralized in part by the pledge of our insurance companies' stock and guarantees entered into by our underwriting agencies and intermediaries. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. As of December 31, 2003, there were no borrowings on this facility. We intend to replace the facility at expiration with another facility.

     At December 31, 2003, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $31.8 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $39.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.0% at December 31, 2003) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2003, letters of credit totaling $16.7 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $20.9 million collateralizing the lines.

     The following is a summary of our contractual cash payment obligations as of December 31, 2003 (in thousands):

                                                          PAYMENTS BY DUE DATE
                                              ---------------------------------------------
                                    TOTAL       2004     2005-2006   2007-2008   THEREAFTER
                                   --------   --------   ---------   ---------   ----------
1.3% Convertible notes...........  $125,000   $     --    $    --     $   --      $125,000
2% Convertible notes.............   172,451    172,451         --         --            --
Bank facility....................        --         --         --         --            --
Other notes payable..............    12,953        358     10,973        248         1,374
Operating leases.................    32,682      8,434     13,453      6,949         3,846
                                   --------   --------    -------     ------      --------
  Total obligations..............  $343,086   $181,243    $24,426     $7,197      $130,220
                                   ========   ========    =======     ======      ========

     The 2% Convertible notes due 2021 are shown in the 2004 column in the above table because of the put option on September 1, 2004. Both convertible notes have various put and redemption dates as discussed in the paragraphs above. See Notes (5) and (9) in Notes to the Consolidated Financial Statements for additional information concerning these obligations.

     We have sold businesses in the past. In connection with these sales, we have provided indemnifications to the buyers, which we believe are typical for transactions of this nature, based upon the type of business sold. Certain of these indemnifications have no limit. It is not possible to estimate the maximum potential amount under these indemnifications as our performance under the indemnifications and our ultimate liability are based upon the occurrence of future events which may or may not occur. We currently have a liability in the amount of $5.9 million recorded for performance under one such indemnification. This indemnification was given by a company we acquired, prior to its acquisition, in connection with a sale of one of its subsidiaries.

     The principal assets of HCC Insurance Holdings, Inc. are the shares of capital stock of our insurance companies. Historically, we have not relied on dividends from our insurance companies to meet the obligations of the parent holding company, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, but, rather, we have had sufficient cash flow from our underwriting agencies and intermediaries to meet our cash flow requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC Insurance Holdings, Inc.'s two direct insurance company subsidiaries can pay an aggregate of $40.9 million in dividends in 2004 without obtaining special permission from state regulatory authorities.

     We have a reserve of $14.9 million as of December 31, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We expect to collect the full amounts recoverable and, if necessary, we may seek collection through judicial or arbitral proceedings.

     Regulatory guidelines suggest that a property and casualty insurer's annual statutory gross written premium should not exceed 900% of its statutory policyholders' surplus and net written premium should not exceed 300% of its statutory policyholders' surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios generally lower than such guidelines. For the year ended December 31, 2003, our statutory gross written premium to policyholders' surplus was 295.1%. For the year ended December 31, 2003, our statutory net written premium to policyholders' surplus was 146.6%. As of December 31, 2003, each of our domestic insurance companies' total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

     We believe that our operating cash flows, investments, bank facility and shelf registration on file with the United States Securities and Exchange Commission will provide sufficient sources of liquidity and capital to meet our operating and capital needs for the foreseeable future.

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

FOREIGN EXCHANGE RATE FLUCTUATIONS

     We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is with respect to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. For the year ended December 31, 2003, our gain from currency conversion was $4.1 million compared to a gain of $1.2 million in 2002 and a gain of $0.3 million in 2001. Included in the 2003 amount was a one-time gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.

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

  EARNED PREMIUM, POLICY ACQUISITION COSTS AND CEDING COMMISSIONS

     All of the property and casualty policies written by our insurance companies qualify as short-duration contracts as defined by current accounting literature. Written premium, net of reinsurance, is primarily included in earnings on a pro rata basis over the lives of the related policies. However, for certain types of business, it is recognized over the period of risk in proportion to the amount of insurance risk provided. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies less amounts reimbursed by reinsurers, are deferred and charged or credited to earnings proportionate to the premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

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

     Losses in our group life and accident and health, aviation, London market accounts and other specialty lines of business are recorded and paid relatively quickly. There is not a significant amount of long-tailed liability exposure in these lines of business. Therefore, reserves can be determined and recorded with a higher degree of accuracy and significant development should not be expected with respect to losses in these lines of business. There is some reinsurance assumed in these lines of business, but, as discussed above, we monitor the assumed reported losses closely. Losses related to our diversified financial products line of business are reported relatively quickly but can develop over time as, especially with respect to directors' and officers' liability business where we write excess of loss risks, reported losses which are adjusted by the primary underwriter on the risk may not initially appear to be serious but can develop and affect our excess layer over time. We believe that we have adequately reserved for this eventuality. Our discontinued line of business contains both direct business and assumed business. Some of the losses in this line are administered by others, subject to our review. It is possible that there can be development in the loss reserves in this line of business as the business is in run off and some of it is subject to late reporting by those administering the claims. We monitor these reserves carefully on a current basis and believe that they are properly set based upon the information we have at this time.

     We have insignificant exposure to asbestos and environment policy liabilities as we did not begin business until 1981 and the type of business we wrote contained pollution exclusions or was not of the type that subjected us to those types of risks.

     The table below shows our recorded reserves as of December 31, 2003 (in thousands) by line of business compared to the high and low ends of the reserve range as determined by our reserving actuaries. Based upon our historical reserving techniques and the fact that our net reserves have historically shown positive development, except for the effects of losses on commutations, which losses represent the discount on the reinsurance recoverables commuted, we believe that there will not be any negative development in our consolidated reserves:

                                               RECORDED      LOW END OF        HIGH END OF
                                               RESERVES    ACTUARIAL RANGE   ACTUARIAL RANGE
                                              ----------   ---------------   ---------------
Total net reserves..........................  $  705,200      $610,992          $735,449
                                              ==========      ========          ========
Individual lines of business:
  Group life, accident and health...........  $  106,046      $ 73,263          $122,161
  Diversified financial products............      92,367        79,820           100,038
  London market accounts....................     119,755       102,417           124,179
  Aviation..................................      80,144        64,854            85,123
  Other specialty lines.....................      46,227        39,787            47,436
                                              ----------
                                                 444,539
  Discontinued lines........................     260,661       214,083           308,977
                                              ----------
     TOTAL NET RESERVES.....................  $  705,200
                                              ==========

     The sum of the individual lines of business for the low end of the actuarial range and the high end of the actuarial range will not equal the total net reserves. Moreover, it would not be appropriate to add the ranges for each line of business to obtain a range around the total net reserves because this would not reflect the diversification effects across our various lines of business. The diversification effects result from the fact that losses across the different lines of business are not completely correlated.

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

  FEE AND COMMISSION INCOME

     When there is no significant future servicing obligation, fee and commission income from our underwriting agencies and intermediaries are recognized on the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. Profit commissions based upon the profitability of business written are recorded as revenue at the end of each accounting period based upon the respective formula calculation. Such amounts are adjusted should experience change. When additional services are require, the service revenue is deferred and recognized over the service period. We also record an allowance for estimated return commissions that may be required to be paid upon the early termination of policies. Proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) are also earned pro rata over the term of the underlying policies.

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

  VALUATION OF GOODWILL

     We assess the impairment of goodwill annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach as set forth in FASB Concepts Statement No. 7. This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based upon historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based upon our last impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

  OTHER THAN TEMPORARY IMPAIRMENTS ON INVESTMENTS

     Declines in the market value of invested assets below cost are evaluated for other than temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed maturity investments and equity securities below cost attributable to issuer-specific events are based upon all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed maturity investments with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary. Our policy for equity securities is to recognize impairment losses on specific securities that have had continuous material unrealized losses for more than three consecutive quarters or less, due to market conditions or industry-related events. As of December 31, 2003, we had gross unrealized losses on fixed income and marketable equity securities of $3.8 million (0.3% of aggregate market value) compared to $1.5 million (0.2% of aggregate market value) as of December 31, 2002.

     The following table displays the gross unrealized losses and fair value of investments as of December 31, 2003 that were in a continuous unrealized loss position for the periods indicated (dollars in thousands):

                                        LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                      -----------------------   -----------------------   -----------------------
                                                   UNREALIZED                UNREALIZED                UNREALIZED
     DESCRIPTION OF SECURITIES        FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury obligations and direct
  obligations of U.S. government
  agencies..........................   $ 31,709     $   (25)      $   --       $  --       $ 31,709     $   (25)
Federal agency mortgage-backed
  securities........................     16,354        (372)          --          --         16,354        (372)
Corporate fixed income securities...     46,711        (618)       1,580        (312)        48,291        (930)
Municipal fixed income securities...     69,054      (1,087)         572         (12)        69,626      (1,099)
Foreign securities..................     65,061        (906)          --          --         65,061        (906)
Other...............................     15,069        (420)          --          --         15,069        (420)
                                       --------     -------       ------       -----       --------     -------
  Total temporarily impaired
    securities......................   $243,958     $(3,428)      $2,152       $(324)      $246,110     $(3,752)
                                       ========     =======       ======       =====       ========     =======

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

  INTEREST RATE RISK

     The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of our fixed income securities as of December 31, 2003 was $1.2 billion and was $841.5 million as of December 31, 2002. If market interest rates were to change 1%, (e.g. from 5% to 6%) the fair value of our fixed income securities would change approximately $43.1 million as of December 31, 2003. This compares to change in value of $29.5 million as of December 31, 2002 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

     Our $200.0 million bank loan is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. As of December 31, 2002, we had $53.0 million in debt outstanding under the bank loan. At that debt level, the 1% change in market interest rates would have changed interest expense by $0.5 million. As of December 31, 2003, there was no balance outstanding under our bank loan and our 2% and 1.3% convertible notes are not subject to interest rate changes.

  EQUITY RISK

     Our portfolio of marketable equity securities is subject to equity price risk due to market changes. The fair value of our marketable equity securities (including the amounts, if any, of insurance related equity securities designated as trading securities and included in other assets) as of December 31, 2003 was $16.0 million, compared to $25.7 million as of December 31, 2002. The balances include mutual fund securities with a value of $11.0 million and $10.5 million, respectively, as of December 31, 2003 and 2002. These mutual funds are invested heavily in fixed income securities but represent marketable equity securities for reporting purposes. If the market price of all marketable equity securities were to change by 10% as of these dates, the fair value of our portfolio of marketable equity securities would have changed $1.6 million as of December 31, 2003 and $2.6 million as of December 31, 2002.

  FOREIGN EXCHANGE RISK

     The table below shows the net amounts of significant foreign currency balances at December 31, 2003 and 2002 converted to U.S. dollars. It also shows the expected dollar change in fair value that would occur if exchange rates changed 10% from exchange rates in effect at those times (in thousands):

                                                2003                             2002
                                   ------------------------------   ------------------------------
                                                 HYPOTHETICAL 10%                 HYPOTHETICAL 10%
                                   U.S. DOLLAR    CHANGE IN FAIR    U.S. DOLLAR    CHANGE IN FAIR
                                   EQUIVALENT         VALUE         EQUIVALENT         VALUE
                                   -----------   ----------------   -----------   ----------------
Euro.............................    $5,580            $558           $3,518            $352
Canadian dollar..................     1,778             178            1,815             182
British pound sterling...........       182              18            7,617             762

     The gross balances in British pound sterling as of December 31, 2003 are comparable to amounts of prior years. See Foreign Exchange Rate Fluctuations section contained in Item 7, Management's Discussion and Analysis and Note (1) in the Notes to Consolidated Financial Statements for additional information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and financial statement schedules listed in the accompanying index are filed as part of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report. The Company restated its financial statements for the quarters ended September 30, June 30 and March 31, 2003 to reflect a revised method for recognizing revenue associated with fee and commission income. In management's opinion, the revision did not result from any deficiency in the Company's disclosure controls and procedures.

     (b) Changes in internal controls.

     There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

CODE OF ETHICS

     We have adopted a Code of Ethics which applies to the Chief Executive Officer and the Senior Financial Officers of the Company. The complete text of our Code of Ethics will be provided to any person free of charge upon request made to: HCC Insurance Holdings, Inc., Investor Relations Department, 13403 Northwest Freeway, Houston, Texas 77040.

     For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     For information regarding Executive Compensation, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

ITEM 12. SECURITY OWNERS OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     For information regarding Principal Accountant Fees and Services, reference is made to the Registrant's definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2003 and which is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits

          The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

     (b)  Financial Statement Schedules

          The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

     (c) Reports on Form 8-K

          On November 6, 2003, we furnished our announcement of operating results for the third quarter of 2003 on Form 8-K.

          On December 8, 2003, we furnished the text material used for an investors' conference on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HCC INSURANCE HOLDINGS, INC.
                                          (Registrant)

Dated: March 12, 2004                                     By: /s/ STEPHEN L. WAY
                                               ----------------------------------------------
                                                              (Stephen L. Way)
                                                           Chairman of the Board
                                                        and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 NAME                                  TITLE                       DATE
                 ----                                  -----                       ----

          /s/ STEPHEN L. WAY                  Chairman of the Board of        March 12, 2004
--------------------------------------   Directors, Chief Executive Officer
           (Stephen L. Way)                        and President
                                           (Principal Executive Officer)


        /s/ FRANK J. BRAMANTI*                        Director                March 12, 2004
--------------------------------------
         (Frank J. Bramanti)


       /s/ PATRICK B. COLLINS*                        Director                March 12, 2004
--------------------------------------
         (Patrick B. Collins)


         /s/ JAMES R. CRANE*                          Director                March 12, 2004
--------------------------------------
           (James R. Crane)


       /s/ J. ROBERT DICKERSON*                       Director                March 12, 2004
--------------------------------------
        (J. Robert Dickerson)


       /s/ EDWARD H. ELLIS, JR.          Director, Executive Vice President   March 12, 2004
--------------------------------------      and Chief Financial Officer
        (Edward H. Ellis, Jr.)               (Chief Accounting Officer)


      /s/ JAMES C. FLAGG, PH.D.*                      Director                March 12, 2004
--------------------------------------
       (James C. Flagg, Ph.D.)


       /s/ ALLAN W. FULKERSON*                        Director                March 12, 2004
--------------------------------------
         (Allan W. Fulkerson)


         /s/ WALTER J. LACK*                          Director                March 12, 2004
--------------------------------------
           (Walter J. Lack)


      /s/ MICHAEL A. F. ROBERTS*                      Director                March 12, 2004
--------------------------------------
       (Michael A. F. Roberts)


 *By:         /s/ STEPHEN L. WAY
        ------------------------------
                Stephen L. Way
               Attorney-in-fact

                               INDEX TO EXHIBITS

     (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

EXHIBIT
 NUMBER
-------
 (A)3.1    --    Bylaws of HCC Insurance Holdings, Inc., as amended.
 (B)3.2    --    Restated Certificate of Incorporation and Amendment of
                 Certificate of Incorporation of HCC Insurance Holdings,
                 Inc., filed with the Delaware Secretary of State on July 23,
                 1996 and May 21, 1998, respectively.
 (A)4.1    --    Specimen of Common Stock Certificate, $1.00 par value, of
                 HCC Insurance Holdings, Inc.
(C)10.1    --    Share Purchase Agreement dated January 29, 1999, among HCC
                 Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
                 Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
                 Marshall Rattner, Inc., John Smith and Keith W. Steed.
(D)10.2    --    Agreement and Plan of Merger dated as of October 11, 1999
                 among HCC Insurance Holdings, Inc., Merger Sub of Delaware,
                 Inc. and The Centris Group, Inc.
(E)10.3    --    Agreement and Plan of Merger dated as of January 19, 2001
                 among HCC Insurance Holdings, Inc., HCC Employee Benefits,
                 Inc. and James Scott Schanen, Lisa Rae Schanen, Conor
                 Schanen qsst, Austin Schanen qsst, Kevin Tolbert and Schanen
                 Consulting Corporation.
(F)10.4    --    Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of December 17, 1999 among HCC Insurance Holdings, Inc.;
                 Wells Fargo Bank (Texas), National Association; Bank of
                 America, N.A.; Bank of New York; Bank One, N.A.; First Union
                 National Bank; and Dresdner Bank AG, New York and Grand
                 Cayman Branches.
(G)10.5    --    Amendment to Loan Agreement dated as of August 11, 2000
                 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; The Bank of New York; Bank One, N.A.;
                 and Dresdner Bank AG, New York and Grand Cayman Branches.
(G)10.6    --    Second Amendment to Loan Agreement dated as of June 6, 2001 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; and The Bank of New York.
(H)10.7    --    Third Amendment to Loan Agreement dated as of March 21, 2003 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; and The Bank of New York.
(I)10.8    --    HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock
                 Option Plan.
(J)10.9    --    HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
                 Plan, as amended and restated.
(J)10.10   --    HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
                 as amended and restated.
(J)10.11   --    HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
                 as amended and restated.
(J)10.12   --    HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock
                 Option Plan, as amended and restated.
(K)10.13   --    HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan,
                 as amended and restated.
(H)10.14   --    Form of Incentive Stock Option Agreement under the HCC
                 Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
(H)10.15   --    Employment Agreement effective as of January 1, 2003,
                 between HCC Insurance Holdings, Inc. and Stephen L. Way.
   10.16   --    Employment Agreement Addendum 3(a)(2) effective as of
                 December 31, 2003 between HCC Insurance Holdings, Inc. and
                 Stephen L. Way.
   10.17   --    HCC Insurance Holdings, Inc. nonqualified deferred
                 compensation plan for Stephen L. Way effective January 1,
                 2003.
(H)10.18   --    Employment Agreement effective as of January 10, 2002,
                 between HCC Insurance Holdings, Inc. and Craig J. Kelbel.

EXHIBIT
 NUMBER
-------
(H)10.19   --    Employment Agreement effective as of June 3, 2002, between
                 HCC Insurance Holdings, Inc. and Michael J. Schell.
(G)10.20   --    Employment Agreement effective as of January 1, 2002,
                 between HCC Insurance Holdings, Inc. and Edward H. Ellis,
                 Jr.
(H)10.21   --    Employment Agreement effective as of January 1, 2003 between
                 HCC Insurance Holdings, Inc. and Christopher L. Martin.
   12      --    Statement Regarding Computation of Ratios.
   14      --    Form of HCC Insurance Holdings, Inc. Code of Ethics
                 Statement by Chief Executive Officer and Senior Financial
                 Officers.
   21      --    Subsidiaries of HCC Insurance Holdings, Inc.
   23      --    Consent of Independent Accountants -- PricewaterhouseCoopers
                 LLP dated March 10, 2004.
   24      --    Powers of Attorney.
   31.1    --    Certification by Chief Executive Officer.
   31.2    --    Certification by Chief Financial Office
   32.1    --    Certification with respect to annual report.

---------------

(A)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(B)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(C)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1999.

(D)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
   Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.

(E)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2000.

(F)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2001.

(H)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2002.

(I)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(J)Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(K)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Report of Independent Accountants...........................   F-1
Consolidated Balance Sheets at December 31, 2003 and 2002...   F-2
Consolidated Statements of Earnings for the three years
  ended December 31, 2003...................................   F-3
Consolidated Statements of Comprehensive Income for the
  three years ended December 31, 2003.......................   F-4
Consolidated Statements of Changes in Shareholders' Equity
  for the three years ended December 31, 2003...............   F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 2003...................................   F-6
Notes to Consolidated Financial Statements..................   F-7
SCHEDULES:
Report of Independent Accountants on Financial Statement
  Schedules.................................................   S-1
Schedule 1  Summary of Investments other than Investments in
  Related Parties...........................................   S-2
Schedule 2  Condensed Financial Information of Registrant...   S-3
Schedule 3  Supplementary Insurance Information.............   S-8
Schedule 4  Reinsurance.....................................   S-9
Schedule 5  Valuation and Qualifying Accounts...............  S-10

     Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and related notes thereto or other Schedules.

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, comprehensive income, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill as prescribed by Statement of Financial Accounting Standards No. 142 entitled "Goodwill and Other Intangible Assets".

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2004

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                       ASSETS
Investments:
  Fixed income securities, at market (cost:
     2003 -- $1,134,128; 2002 -- $807,772)..................  $1,164,166   $  841,548
  Marketable equity securities, at market (cost:
     2003 -- $12,007; 2002 -- $15,815)......................      12,002       15,609
  Short-term investments, at cost, which approximates
     market.................................................     518,482      307,215
  Other investments, at cost, which approximates fair
     value..................................................       8,696        3,264
                                                              ----------   ----------
     Total investments......................................   1,703,346    1,167,636
Cash........................................................      96,416       40,306
Restricted cash and cash investments........................     210,301      189,396
Premium, claims and other receivables.......................     899,031      753,527
Reinsurance recoverables....................................     916,190      798,934
Ceded unearned premium......................................     291,591      164,224
Ceded life and annuity benefits.............................      77,548       78,951
Deferred policy acquisition costs...........................     106,943       68,846
Goodwill....................................................     386,507      335,288
Other assets................................................     176,423      107,043
                                                              ----------   ----------
     TOTAL ASSETS...........................................  $4,864,296   $3,704,151
                                                              ==========   ==========

                                     LIABILITIES
Loss and loss adjustment expense payable....................  $1,535,288   $1,155,290
Life and annuity policy benefits............................      77,548       78,951
Reinsurance balances payable................................     296,916      166,659
Unearned premium............................................     592,311      331,050
Deferred ceding commissions.................................      88,129       49,963
Premium and claims payable..................................     745,559      730,801
Notes payable...............................................     310,404      230,027
Accounts payable and accrued liabilities....................     171,221       78,503
                                                              ----------   ----------
     Total liabilities......................................   3,817,376    2,821,244

                                SHAREHOLDERS' EQUITY
Common stock, $1.00 par value; 250.0 million shares
  authorized (shares issued and outstanding: 2003 -- 63,964;
  2002 -- 62,358)...........................................      63,964       62,358
Additional paid-in capital..................................     447,671      416,406
Retained earnings...........................................     509,159      383,378
Accumulated other comprehensive income......................      26,126       20,765
                                                              ----------   ----------
     Total shareholders' equity.............................   1,046,920      882,907
                                                              ----------   ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............  $4,864,296   $3,704,151
                                                              ==========   ==========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   ---------
REVENUE
Net earned premium..........................................  $738,272    $505,521    $342,787
Fee and commission income...................................   142,615     115,919     111,016
Net investment income.......................................    47,335      37,755      39,562
Net realized investment gain................................       527         453         393
Other operating income......................................    13,215       6,985      17,451
                                                              --------    --------    --------
     Total revenue..........................................   941,964     666,633     511,209
EXPENSE
Loss and loss adjustment expense, net.......................   488,652     306,491     267,390
Operating expense:
  Policy acquisition costs, net.............................   138,212      99,521      66,313
  Compensation expense......................................    82,947      58,567      50,806
  Other operating expense...................................    57,966      41,357      63,000
                                                              --------    --------    --------
     Total operating expense................................   279,125     199,445     180,119
Interest expense............................................     7,453       8,301       8,875
                                                              --------    --------    --------
     Total expense..........................................   775,230     514,237     456,384
                                                              --------    --------    --------
     Earnings from continuing operations before income tax
       provision............................................   166,734     152,396      54,825
Income tax provision from continuing operations.............    59,857      52,933      27,764
                                                              --------    --------    --------
  Earnings from continuing operations.......................   106,877      99,463      27,061
  Gain from sale of discontinued operations, net of income
     taxes of $22,540.......................................    30,141          --          --
  Earnings from discontinued operations, net of income taxes
     of $3,749 in 2003, $4,418 in 2002 and $2,422 in 2001...     6,543       6,365       3,136
                                                              --------    --------    --------
  NET EARNINGS..............................................  $143,561    $105,828    $ 30,197
                                                              ========    ========    ========
BASIC EARNINGS PER SHARE DATA:
  Earnings from continuing operations.......................  $   1.69    $   1.60    $   0.47
  Gain from sale of discontinued operations.................      0.48          --          --
  Earnings from discontinued operations.....................      0.10        0.10        0.05
                                                              --------    --------    --------
  Net earnings..............................................  $   2.27    $   1.70    $   0.52
                                                              ========    ========    ========
  Weighted average shares outstanding.......................    63,279      62,225      58,321
                                                              ========    ========    ========
DILUTED EARNINGS PER SHARE DATA:
  Earnings from continuing operations.......................  $   1.66    $   1.58    $   0.46
  Gain from sale of discontinued operations.................      0.47          --          --
  Earnings from discontinued operations.....................      0.10        0.10        0.05
                                                              --------    --------    --------
  Net earnings..............................................  $   2.23    $   1.68    $   0.51
                                                              ========    ========    ========
  Weighted average shares outstanding.......................    64,383      62,936      59,619
                                                              ========    ========    ========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2003         2002        2001
                                                              -----------   ---------   --------
Net earnings................................................  $  143,561    $105,828    $30,197
Other comprehensive income, net of tax:
  Foreign currency translation adjustment...................       8,149          50       (279)
  Investment gains (losses):
     Investment gains (losses) during the year, net of
       income tax charge (benefit) of $(1,048) in 2003,
       $8,040 in 2002 and $1,137 in 2001....................      (1,962)     14,533      2,297
     Less reclassification adjustment for gains included in
       net earnings, net of income tax charge of $184 in
       2003, $159 in 2002 and $138 in 2001..................        (343)       (294)      (255)
  Other, net of income tax charge (benefit) of $(260) in
     2003, $(13) in 2002 and $13 in 2001....................        (483)        (24)        24
                                                              ----------    --------    -------
  Other comprehensive income................................       5,361      14,265      1,787
                                                              ----------    --------    -------
     COMPREHENSIVE INCOME...................................  $  148,922    $120,093    $31,984
                                                              ==========    ========    =======

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          ACCUMULATED
                                                 ADDITIONAL                  OTHER           TOTAL
                                       COMMON     PAID-IN     RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                        STOCK     CAPITAL     EARNINGS      INCOME          EQUITY
                                       -------   ----------   --------   -------------   -------------
  BALANCE AS OF DECEMBER 31, 2000....  $51,342    $196,999    $277,876      $ 4,713      $     530,930
Net earnings.........................       --          --      30,197           --             30,197
Other comprehensive income...........       --          --          --        1,787              1,787
6,900 shares of common stock issued
  in public offering, net of costs...    6,900     145,505          --           --            152,405
2,715 shares of common stock issued
  upon exercise of options including
  income tax benefit of $12,312......    2,715      50,023          --           --             52,738
300 shares of common stock issued for
  purchased companies................      300       8,031          --           --              8,331
Issuance of 114 shares of
  contractually issuable common
  stock..............................      114        (114)         --           --                 --
Issuance of 67 shares of contingently
  issuable common stock..............       67       1,645          --           --              1,712
Cash dividends declared, $0.245 per
  share..............................       --          --     (14,647)          --            (14,647)
                                       -------    --------    --------      -------      -------------
  BALANCE AS OF DECEMBER 31, 2001....   61,438     402,089     293,426        6,500            763,453
Net earnings.........................       --          --     105,828           --            105,828
Other comprehensive income...........       --          --          --       14,265             14,265
817 shares of common stock issued for
  exercise of options, including tax
  benefit of $4,030..................      817      14,420          --           --             15,237
Issuance of 103 shares of
  contractually issuable common
  stock..............................      103        (103)         --           --                 --
Cash dividends declared, $0.255 per
  share..............................       --          --     (15,876)          --            (15,876)
                                       -------    --------    --------      -------      -------------
  BALANCE AS OF DECEMBER 31, 2002....   62,358     416,406     383,378       20,765            882,907
Net earnings.........................       --          --     143,561           --            143,561
Other comprehensive income...........       --          --          --        5,361              5,361
1,240 shares of common stock issued
  for exercise of options, including
  tax benefit of $4,320..............    1,240      23,359          --           --             24,599
Issuance of 52 shares of
  contractually issuable common
  stock..............................       52         (52)         --           --                 --
314 shares of common stock issued for
  purchased companies................      314       7,958          --           --              8,272
Cash dividends declared, $0.28 per
  share..............................       --          --     (17,780)          --            (17,780)
                                       -------    --------    --------      -------      -------------
  BALANCE AS OF DECEMBER 31, 2003....  $63,964    $447,671    $509,159      $26,126      $   1,046,920
                                       =======    ========    ========      =======      =============

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2003        2002        2001
                                                            ---------   ---------   ---------
Cash flows from operating activities:
  Net earnings............................................  $ 143,561   $ 105,828   $  30,197
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
     Change in premium, claims and other receivables......   (122,312)    (41,330)    (33,976)
     Change in reinsurance recoverables...................   (117,256)    103,870    (191,552)
     Change in ceded unearned premium.....................   (127,367)    (88,940)     28,254
     Change in loss and loss adjustment expense payable...    379,998     (57,747)    262,056
     Change in reinsurance balances payable...............    130,257      70,672     (29,837)
     Change in unearned premium...........................    261,261     122,811      (1,676)
     Change in premium and claims payable, net of
       restricted cash....................................    (34,063)    (76,039)     22,530
     Gains on dispositions of subsidiaries and other
       operating investments..............................    (52,681)         --      (8,171)
     Depreciation, amortization and impairments...........     12,828      10,808      34,926
     Other, net...........................................     53,872      25,189      (7,011)
                                                            ---------   ---------   ---------
     Cash provided by operating activities................    528,098     175,122     105,740
Cash flows from investing activities:
  Sales of fixed income securities........................    167,357     217,370     140,763
  Maturity or call of fixed income securities.............    142,652      53,918      45,754
  Sales of equity securities..............................      4,165       3,958       5,408
  Dispositions of subsidiaries and other operating
     investments..........................................     82,618          --      19,965
  Change in short-term investments........................   (202,904)     84,799     (43,986)
  Cost of securities acquired.............................   (694,211)   (505,099)   (292,926)
  Payments for purchase of subsidiaries, net of cash
     received.............................................    (16,680)    (39,227)    (95,952)
  Purchases of property and equipment.....................    (21,820)     (5,782)    (12,283)
                                                            ---------   ---------   ---------
     Cash used by investing activities....................   (538,823)   (190,063)   (233,257)
Cash flows from financing activities:
  Issuance of notes payable, net of costs.................    174,845      76,000     174,058
  Sale of common stock, net of costs......................     20,279      11,207     192,831
  Payments on notes payable...............................   (108,813)    (31,969)   (222,116)
  Dividends paid and other, net...........................    (19,476)    (16,882)    (14,356)
                                                            ---------   ---------   ---------
     Cash provided by financing activities................     66,835      38,356     130,417
                                                            ---------   ---------   ---------
     Net change in cash...................................     56,110      23,415       2,900
     Cash as of beginning of year.........................     40,306      16,891      13,991
                                                            ---------   ---------   ---------
     CASH AS OF END OF YEAR...............................  $  96,416   $  40,306   $  16,891
                                                            =========   =========   =========

                See Notes to Consolidated Financial Statements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

(1)  GENERAL INFORMATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     HCC Insurance Holdings, Inc. and its subsidiaries ("we" or "our"), include domestic and foreign property and casualty and life insurance companies, underwriting agencies and intermediaries. Through our subsidiaries, we provide specialized property and casualty and life and health insurance to commercial customers in the areas of group life, accident and health, diversified financial products (which includes directors' and officers' liability, errors and omissions, employment practices liability and surety), our London market account (which includes energy, marine, property and accident and health), aviation and other specialty lines of insurance. Our principal insurance companies are Houston Casualty Company in Houston, Texas and London, England; HCC Life Insurance Company in Houston, Texas; U.S. Specialty Insurance Company in Houston, Texas; Avemco Insurance Company in Frederick, Maryland; HCC Reinsurance Company in Hamilton, Bermuda; HCC Europe in Madrid, Spain; and, in early 2004, American Contractors Indemnity Company in Los Angeles, California. Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies, in specialized lines of business within the life, accident and health and property and casualty insurance sectors. Our principal agencies are HCC Benefits Corporation in Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas; ASU International, LLC in Woburn, Massachusetts and London, England; HCC Global Financial Products, LLC in Farmington, Connecticut, Barcelona, Spain and London, England; HCC Diversified Financial Products Limited in London, England; Professional Indemnity Agency, Inc. in Mount Kisco, New York; and Covenant Underwriters Limited and Continental Underwriters Limited in Covington, Louisiana. Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our agencies, respectively, with certain of our insurance companies. Our intermediaries provide brokerage, consulting and other intermediary services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal intermediaries are HCC Risk Management Corporation in Houston, Texas and Rattner Mackenzie Limited in London, England and Hamilton, Bermuda.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions. This affects amounts reported in our financial statements and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the asset-backed and mortgage-backed securities portion of the fixed income portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities we hold as of December 31, 2003 that would be subject to these tests and potential write down is $1.4 million.

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

  EARNED PREMIUM, POLICY ACQUISITION COSTS AND CEDING COMMISSIONS

     All of the property and casualty policies written by our insurance companies qualify as short-duration contracts as defined by current accounting literature. Written premium, net of reinsurance, is primarily included in earnings on a pro rata basis over the lives of the related policies. However, for certain types of business, it is recognized over the period of risk in proportion to the amount of insurance risk provided. Policy acquisition costs, including commissions, taxes, fees and other direct costs of underwriting policies, less amounts reimbursed by reinsurers, are deferred and charged or credited to earnings proportionate to the premium earned. Historical and current loss and loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

  FEE AND COMMISSION INCOME

     When there is no significant future servicing obligation, fee and commission income from our underwriting agencies and intermediaries are recognized on the later of the effective date of policy, the date when the premium can be reasonably established, or the date when substantially all the services relating to the insurance placement have been rendered to the client. Profit commissions based upon the profitability of business written are recorded as revenue at the end of each accounting period based upon the respective formula calculation. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We also record an allowance for estimated return commissions that may be required to be paid upon the early termination of policies. Proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) are also earned pro rata over the term of the underlying policies.

  STRATEGIC INVESTMENTS AND OTHER OPERATING INCOME

     Included in other assets are certain investments in insurance related companies, the earnings from which are included in other operating income. Such investments designated as trading securities are carried at market value and dividends and unrealized and realized gains from these investments are included in income. When we own a 20% to 50% equity interest, investments and income are recorded using the equity method of accounting. We carry the remaining investments that are marketable at market value, recording any interest, dividends and realized gains or losses in the income statement and recording unrealized gains or losses in other comprehensive income. The remaining investments are not readily marketable and are carried at cost, which approximates market value, and reviewed for impairments.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     Other operating income in 2001 also includes revenue from a claims adjusting service which was sold during 2001. This revenue was recorded when the service was performed.

  PREMIUM, CLAIMS AND OTHER RECEIVABLES

     We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The amount of the allowance as of December 31, 2003 and 2002 was $2.5 million and $2.3 million, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

  GOODWILL AND INTANGIBLE ASSETS

     In connection with our acquisition of subsidiaries prior to July 1, 2001, accounted for as purchases, the excess of cost over fair value of net assets acquired was being amortized using the straight-line method over periods from twenty to forty years. This amortization was discontinued effective December 31, 2001 in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142 entitled "Goodwill and Other Intangible Assets." Goodwill resulting from acquisitions completed on or after July 1, 2001 was not being amortized in accordance with SFAS No. 142. See Note (2) for the effects of these changes. Other identified intangible assets are amortized over their respective useful lives.

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

     With our adoption of SFAS No. 142, beginning January 1, 2002, we assess the impairment of goodwill annually or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. With respect to our underwriting agency and intermediary segments, the reporting units are the individual subsidiaries. In the insurance

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

company segment, the reporting units are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics. When we acquire a new subsidiary, goodwill is either allocated to that particular subsidiary or, if there are synergies with other subsidiaries, allocated to the different reporting units based on their respective shares of our estimates of future cash flows. In determining the fair value of a reporting unit, we utilize the expected cash flow approach as set forth in FASB Concepts Statement No. 7. This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based upon historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based upon our last impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

  CASH AND SHORT-TERM INVESTMENTS

     Cash consists of cash in banks, generally in operating accounts. We classify certificates of deposit, corporate demand notes receivable, commercial paper and money market funds as short-term investments. Short-term investments are classified as investments in our consolidated balance sheets as they relate principally to our investment activities.

     As of December 31, 2003 and 2002 we included $188.7 million and $175.7 million, respectively, of certain fiduciary funds in short-term investments. These are funds held by underwriting agencies or intermediaries for the benefit of insurance or reinsurance clients. We earn the interest on these funds.

     As of December 31, 2003 we also have a $56.1 million deposit at Lloyds to serve as security for our participation in a Lloyd's syndicate which began operations on January 1, 2004. This deposit is currently included in short-term investments as we earn interest on funds so deposited. There are withdrawal and other restrictions on this deposit but we can direct how the deposit is invested.

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

  FOREIGN CURRENCY

     The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. For the years ended December 31, 2003, 2002 and 2001, the gain from currency conversion was $4.1 million, $1.2 million and $0.3 million, respectively. Included in the 2003 amount was a one-time gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The Euro, the British pound sterling and the Canadian dollar are utilized as the functional currency of other of our foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries' assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income.

  INCOME TAX

     We file a consolidated Federal income tax return and include the foreign subsidiaries' income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. Due to our history of earnings, expectations for future earnings and taxable income in carryback years, we expect to be able to fully realize the benefit of any net deferred tax asset.

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

  STOCK OPTIONS

     We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation" for the three years ended December 31, 2003:

                                                          2003       2002      2001
                                                        --------   --------   -------
Reported net earnings.................................  $143,561   $105,828   $30,197
Stock-based compensation using the fair value method,
  net of income tax...................................    (7,705)    (6,159)   (4,426)
                                                        --------   --------   -------
Pro forma net earnings................................  $135,856   $ 99,669   $25,771
                                                        ========   ========   =======
Reported basic earnings per share.....................  $   2.27   $   1.70   $  0.52
Fair value stock-based compensation...................     (0.12)     (0.10)    (0.08)
                                                        --------   --------   -------
Pro forma basic earnings per share....................  $   2.15   $   1.60   $  0.44
                                                        ========   ========   =======
Reported diluted earnings per share...................  $   2.23   $   1.68   $  0.51
Fair value stock-based compensation...................     (0.12)     (0.10)    (0.08)
                                                        --------   --------   -------
Pro forma diluted earnings per share..................  $   2.11   $   1.58   $  0.43
                                                        ========   ========   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     For the purposes of the above presentation, we estimate the fair value of each option grant on the grant date using the Black-Scholes single option pricing model. The table below shows the average fair value of options granted for the three years ended December 31, 2003 and the related assumptions used in the model:

                                                       2003         2002         2001
                                                    ----------   ----------   ----------
Fair value of options granted.....................  $     6.67   $     7.05   $     7.66
Risk free interest rate...........................         2.8%         3.5%         4.4%
Expected volatility factor........................          30%          30%          30%
Dividend yield....................................        1.07%        1.14%        0.91%
Expected option life..............................   4.4 years    5.5 years    4.6 years

  GUARANTEE FUND AND OTHER ASSESSMENTS

     Certain of our insurance companies are subject to guarantee fund and other assessments in states where we are licensed. In some cases, the states allow for recoveries of assessments as premium tax offsets, but only over a period of years. We generally accrue the liability when an insolvency or other event occurs that indicates a liability exists and the premium on which the assessment will be based has been written. We recognize an asset for the premium tax offset based on in-force policies. During the years ended December 31, 2003, 2002 and 2001, we incurred a net expense for guarantee fund and other assessments of $6.8 million, $4.7 million and $4.5 million, respectively.

  LARGE LOSS EVENTS

     During 2003, we reached an agreement with various reinsurers to commute certain reinsurance recoverables relating to our discontinued accident and health line of business. We received a cash payment from the reinsurers in consideration for discounting the recoverables and reassuming the losses. The pre-tax amount of the discount, $28.8 million, is included in loss and loss adjustment expense.

     During 2001, we experienced three significant gross losses. The first loss was the September 11 terrorist attack which produced the largest loss to our insurance company operations in our history. We recorded gross and net loss reserves of $141.0 million and $35.0 million, respectively. The other two losses were the Petrobras (Brazilian offshore energy production platform) and Total (chemical factory near Toulouse, France) incidents, which produced gross losses of $55.0 million and $49.0 million, respectively. Because these two losses were substantially reinsured, the net losses were not material to our results of operations. The Petrobras loss was paid during 2001 and the Total loss was paid during 2002. All reinsurance recoverables related to both losses have been collected.

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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

  RECLASSIFICATIONS

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform with the 2003 presentation. Among these reclassifications, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) have been classified as fee and commission income rather than a reduction of operating expenses and compensation and other operating expenses of our underwriting agency subsidiaries representing acquisition costs have been classified as policy acquisition costs to be offset by the portion of ceding commissions which represent the reimbursement of those acquisition costs. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

(2)  GOODWILL AND INTANGIBLE ASSETS

     SFAS No. 142 entitled "Goodwill and Other Intangible Assets" was issued in June, 2001 and became effective for us on January 1, 2002. SFAS No. 142 requires goodwill to be tested for impairment at a level referred to as a reporting unit. After the initial adoption, goodwill of a reporting unit will be tested for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. SFAS No. 142 also required the discontinuance of the amortization of goodwill effective January 1, 2002 and that goodwill recognized for acquisitions consummated after July 1, 2001 not be amortized.

     The tables below reconcile net earnings and earnings per share we reported for the three years ended December 31, 2003 to adjusted amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2001 instead of January 1, 2002:

                                                          2003       2002      2001
                                                        --------   --------   -------
Net earnings:
  Reported net earnings...............................  $143,561   $105,828   $30,197
  Add back goodwill amortization......................        --         --    11,924
  Add back license amortization.......................        --         --       555
  Less tax benefit from goodwill amortization.........        --         --    (1,092)
                                                        --------   --------   -------
     ADJUSTED NET EARNINGS............................  $143,561   $105,828   $41,584
                                                        ========   ========   =======
Basic earnings per share:
  Reported basic earnings per share...................  $   2.27   $   1.70   $  0.52
  Add back amortization, net of tax effect............        --         --      0.19
                                                        --------   --------   -------
     ADJUSTED BASIC EARNINGS PER SHARE................  $   2.27   $   1.70   $  0.71
                                                        ========   ========   =======
Diluted earnings per share:
  Reported diluted earnings per share.................  $   2.23   $   1.68   $  0.51
  Add back amortization, net of tax effect............        --         --      0.19
                                                        --------   --------   -------
     ADJUSTED BASIC EARNINGS PER SHARE................  $   2.23   $   1.68   $  0.70
                                                        ========   ========   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following tables show the balances of our intangible assets, which are included in other assets on our consolidated balance sheets:

                                                               2003      2002
                                                              -------   -------
Intangible assets not subject to amortization -- insurance
  company and other licenses................................  $ 5,992   $ 5,992
                                                              =======   =======
Intangible assets subject to amortization:
  Gross amounts recorded....................................  $20,414   $12,080
  Less accumulated amortization.............................   (6,913)   (4,074)
                                                              -------   -------
     NET INTANGIBLE ASSETS SUBJECT TO AMORTIZATION..........  $13,501   $ 8,006
                                                              =======   =======

     Amortization of intangible assets which are subject to amortization under SFAS No. 142 amounted to $3.2 million, $3.4 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Estimated amortization expense for 2004 and future years is as follows:

2004........................................................   $ 4,055
2005........................................................     3,458
2006........................................................     2,829
2007........................................................     1,361
2008........................................................       750
Thereafter..................................................     1,048
                                                               -------
  TOTAL ESTIMATED AMORTIZATION..............................   $13,501
                                                               =======

(3)  ACQUISITIONS AND DISPOSITION

  ACQUISITIONS

     During recent years, we have completed several acquisitions. The acquired companies are well known in their respective lines of business, having excellent reputations and workforces with significant expertise. They were generally acquired to diversify into new specialty lines of business or grow existing lines of business. These business combinations have been recorded using the purchase method of accounting. The results of operations of these businesses have been included in our consolidated financial statements

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

beginning on the effective date of each transaction. The following table provides some additional information on these transactions:

                                                                                              GOODWILL
                                                                                             DEDUCTIBLE
                                                         INITIAL CASH    INITIAL GOODWILL    FOR INCOME
                                      EFFECTIVE DATE     CONSIDERATION      RECOGNIZED      TAX PURPOSES
                                     -----------------   -------------   ----------------   ------------
Professional Indemnity Agency,
  Inc..............................  October 22, 2001    $63.0 million    $53.6 million          No
ASU International, LLC.............  October 30, 2001     29.2 million     23.7 million         Yes
HCC Global Financial Products, LLC
  (formerly MAG Global Financial
  Products, LLC)...................  October 1, 2002       6.9 million               --         Yes
HCC Diversified Financial Products
  Limited (formerly Dickson
  Manchester & Company, Limited)...  December 24, 2002    17.0 million      9.2 million          No
HCC Europe (formerly St. Paul
  Espana)..........................  December 31, 2002     8.1 million      3.2 million          No
Covenant Underwriters Limited and
  Continental Underwriters
  Limited..........................  July 1, 2003         11.6 million     12.3 million         Yes

     The initial consideration given for Professional Indemnity Agency, Inc. and Covenant Underwriters Limited also included 0.3 million shares of our common stock for each acquisition. The value of our common stock given as consideration was determined based on closing market price on the day the acquisition was completed. In the case of the acquisition of Covenant Underwriters Limited, this value was then reduced by the estimated discount due to the restrictions on the sale of the common stock. The amounts above represent initial consideration paid for each respective acquisition. Subsequent to the acquisition dates through December 31, 2003, we have paid an aggregate of $4.8 million and at December 31, 2003 we have accrued $46.5 million in additional consideration based on the terms of the respective agreements. In addition, we will pay up to a maximum of $9.2 million with respect to one of the acquisitions if certain earnings targets are reached through December 31, 2004 and for another of the acquisitions we will pay up to a maximum of $15.0 million if certain earnings targets are reached through December 31, 2006. The purchase agreements for two of the acquisitions include terms requiring additional consideration based on pre-tax earnings through September 30, 2007 and December 31, 2005, respectively. Any contingent consideration paid will be recorded as an increase to goodwill.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the respective dates of acquisition for the 2002 and 2001 acquisitions. The assets and liabilities acquired with the 2003 acquisition are immaterial to our consolidated financial statements.

                                                                 2002       2001
                                                               --------   --------
Total investments...........................................   $131,280   $ 47,650
Premium, claims and other receivables.......................     46,232     30,506
Reinsurance recoverables....................................      3,676         --
Other policy related assets.................................      5,808         --
Goodwill and intangible assets..............................     23,816     83,957
All other assets............................................      6,937     33,710
                                                               --------   --------
  Total assets acquired.....................................    217,749    195,823
Loss and loss adjustment expense payable....................     82,289         --
Premium and claims payable..................................     39,816     44,883
Other policy related liabilities............................     37,419         --
Notes payable...............................................      3,530     12,735
All other liabilities.......................................     11,813     37,724
                                                               --------   --------
  Total liabilities.........................................    174,867     95,342
                                                               --------   --------
  Net assets acquired.......................................   $ 42,882   $100,481
                                                               ========   ========

     Identified intangible assets from the 2003 and 2002 acquisitions consisted of employment and non-compete agreements and value of renewals with an assigned value of $6.9 million and $4.7 million, respectively, and with ten and four year average amortization periods.

     The following unaudited pro forma summary presents information as if the 2002 and 2001 acquisitions had occurred at the beginning of 2002 and 2001 after giving effect to certain adjustments, including amortization of goodwill (for 2001 pro forma only), amortization of intangible assets, increased interest expense from debt issued to fund the acquisitions and income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. During 2002, HCC Europe reported a net underwriting loss of approximately $16.7 million due to increases in their loss reserves. During 2001, Professional Indemnity Agency, Inc. paid approximately $33.0 million in bonuses to employees and related employment taxes immediately prior to the completion of the acquisition. The effects of the 2003 acquisition are immaterial to the pro forma information.

UNAUDITED PRO FORMA INFORMATION                                  2002       2001
-------------------------------                                --------   --------
Revenue.....................................................   $731,468   $591,908
Net earnings................................................    102,960     13,318
Basic earnings per share....................................       1.65       0.23
Diluted earnings per share..................................       1.64       0.22

  SUBSEQUENT ACQUISITION

     On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California surety company specializing in court, specialty contract, license and permit bonds. We paid $46.5 million in cash.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

  DISPOSITION

     In December 2003, we sold the business of our retail brokerage subsidiary HCC Employee Benefits, Inc. for $62.5 million in cash. The disposition of HCC Employee Benefits, Inc. (included in the intermediary segment) resulted in an after-tax gain of $30.1 million in the fourth quarter of 2003 with an additional consideration provision, based upon earnings before income tax that may be earned in 2004. In the fourth quarter of 2003, we began reporting this business as discontinued operations and prior year financial information has been reclassified to reflect this presentation. Goodwill was reduced $8.3 million as a result of the disposition. Summarized financial data for discontinued operations for the three years ended December 31, 2003 are outlined below. Earnings before income tax provision exclude allocated general corporate overhead expenses of $1.7 million, $1.8 million and $0.8 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

                                                           2003      2002      2001
                                                          -------   -------   -------
Revenue.................................................  $22,926   $21,930   $18,432
Earnings before income tax provision....................   10,292    10,783     5,558

(4)  INVESTMENTS

     Substantially all of our fixed income securities are investment grade; 97% are rated "A" or better. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income and marketable equity securities, all of which are classified as available for sale, are as follows:

                                               COST OR       GROSS        GROSS      ESTIMATED
                                              AMORTIZED    UNREALIZED   UNREALIZED     MARKET
                                                 COST         GAIN         LOSS        VALUE
                                              ----------   ----------   ----------   ----------
December 31, 2003:
Marketable equity securities................  $   12,007    $    20      $   (25)    $   12,002
US Treasury securities......................      67,125      2,040          (25)        69,140
Obligations of states, municipalities and
  political subdivisions....................     392,595     15,853       (1,099)       407,349
Corporate fixed income securities...........     324,914     10,841         (930)       334,825
Asset-backed and mortgage-backed
  securities................................     149,612      3,914         (767)       152,759
Foreign government securities...............     199,882      1,117         (906)       200,093
                                              ----------    -------      -------     ----------
  TOTAL SECURITIES..........................  $1,146,135    $33,785      $(3,752)    $1,176,168
                                              ==========    =======      =======     ==========
December 31, 2002:
Marketable equity securities................  $   15,815    $     7      $  (213)    $   15,609
US Treasury securities......................      93,620      2,935           (9)        96,546
Obligations of states, municipalities and
  political subdivisions....................     246,364     13,205         (101)       259,468
Corporate fixed income securities...........     232,216     12,739         (679)       244,276
Asset-backed and mortgage-backed
  securities................................     144,427      5,907         (461)       149,873
Foreign government securities...............      91,145        240           --         91,385
                                              ----------    -------      -------     ----------
  TOTAL SECURITIES..........................  $  823,587    $35,033      $(1,463)    $  857,157
                                              ==========    =======      =======     ==========

     All investments in fixed income securities and other investments were income producing for the twelve months preceding December 31, 2003, except for one fixed income security valued at $0.5 million.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table displays the gross unrealized losses and fair value of investments as of December 31, 2003 that were in a continuous unrealized loss position for the periods indicated:

                                        LESS THAN 12 MONTHS        12 MONTHS OR MORE               TOTAL
                                      -----------------------   -----------------------   -----------------------
                                                   UNREALIZED                UNREALIZED                UNREALIZED
     DESCRIPTION OF SECURITIES        FAIR VALUE     LOSSES     FAIR VALUE     LOSSES     FAIR VALUE     LOSSES
------------------------------------  ----------   ----------   ----------   ----------   ----------   ----------
U.S. Treasury obligations and direct
  obligations of U.S. government
  agencies..........................   $ 31,709     $   (25)      $   --       $  --       $ 31,709     $   (25)
Federal agency mortgage-backed
  securities........................     16,354        (372)          --          --         16,354        (372)
Corporate fixed income securities...     46,711        (618)       1,580        (312)        48,291        (930)
Municipal fixed income securities...     69,054      (1,087)         572         (12)        69,626      (1,099)
Foreign securities..................     65,061        (906)          --          --         65,061        (906)
Other...............................     15,069        (420)          --          --         15,069        (420)
                                       --------     -------       ------       -----       --------     -------
  Total temporarily impaired
    securities......................   $243,958     $(3,428)      $2,152       $(324)      $246,110     $(3,752)
                                       ========     =======       ======       =====       ========     =======

     The amortized cost and estimated market value of fixed income securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities is three years.

                                                                           ESTIMATED
                                                              AMORTIZED      MARKET
                                                                 COST        VALUE
                                                              ----------   ----------
Due in 1 year or less.......................................  $   83,341   $   84,130
Due after 1 year through 5 years............................     442,670      451,998
Due after 5 years through 10 years..........................     235,992      243,663
Due after 10 years through 15 years.........................     152,348      158,531
Due after 15 years..........................................      70,165       73,085
                                                              ----------   ----------
  Securities with fixed maturities..........................     984,516    1,011,407
Asset-backed and mortgage-backed securities.................     149,612      152,759
                                                              ----------   ----------
     TOTAL FIXED INCOME SECURITIES..........................  $1,134,128   $1,164,166
                                                              ==========   ==========

     As of December 31, 2003, our insurance companies had deposited fixed income securities with an amortized cost of approximately $32.3 million (market: $33.7 million) to meet the deposit requirements of various insurance departments.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The sources of net investment income for the three years ended December 31, 2003 are detailed below:

                                                          2003       2002      2001
                                                        ---------   -------   -------
Fixed income securities...............................  $  40,927   $31,773   $27,234
Short-term investments................................      7,434     6,801    12,789
Marketable equity securities..........................        250       210       294
Other investments.....................................        238        12         4
                                                        ---------   -------   -------
  Total investment income.............................     48,849    38,796    40,321
Investment expense....................................     (1,502)   (1,027)     (683)
Amounts reclassified to discontinued operations.......        (12)      (14)      (76)
                                                        ---------   -------   -------
  NET INVESTMENT INCOME...............................  $  47,335   $37,755   $39,562
                                                        =========   =======   =======

     Realized pre-tax gains (losses) on the sale or write down of investments is as follows:

                                                            GAINS    LOSSES     NET
                                                            ------   -------   ------
For the year ended December 31, 2003:
Fixed income securities...................................  $3,113   $(1,230)  $1,883
Marketable equity securities..............................      --      (140)    (140)
Other investments.........................................      40    (1,256)  (1,216)
                                                            ------   -------   ------
  REALIZED GAIN (LOSS)....................................  $3,153   $(2,626)  $  527
                                                            ======   =======   ======
For the year ended December 31, 2002:
Fixed income securities...................................  $3,027   $(1,621)  $1,406
Marketable equity securities..............................     207      (312)    (105)
Other investments.........................................     335    (1,183)    (848)
                                                            ------   -------   ------
  REALIZED GAIN (LOSS)....................................  $3,569   $(3,116)  $  453
                                                            ======   =======   ======
For the year ended December 31, 2001:
Fixed income securities...................................  $3,099   $(1,452)  $1,647
Marketable equity securities..............................   1,224    (1,848)    (624)
Other investments.........................................     145      (775)    (630)
                                                            ------   -------   ------
  REALIZED GAIN (LOSS)....................................  $4,468   $(4,075)  $  393
                                                            ======   =======   ======

     Unrealized pre-tax net gains (losses) on investments for the three years ended December 31, 2003 are as follows:

                                                            2003      2002      2001
                                                           -------   -------   ------
Fixed income securities..................................  $(3,738)  $22,022   $  731
Marketable equity securities.............................      201      (344)   2,752
Other investments........................................       --       442     (442)
                                                           -------   -------   ------
  NET UNREALIZED INVESTMENT GAINS (LOSSES)...............  $(3,537)  $22,120   $3,041
                                                           =======   =======   ======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

(5)  NOTES PAYABLE

     Notes payable as of December 31, 2003 and 2002 are shown in the table below. The aggregate estimated fair value of our 1.3% and 2% convertible notes ($324.8 million and $185.2 million at December 31, 2003 and 2002, respectively) is based on quoted market prices. For the remainder of our notes payable, the estimated fair value is based on current rates offered to us for debt with similar terms and conditions and approximates the carrying value at both balance sheet dates.

                                                                2003       2002
                                                              --------   --------
1.3% Convertible notes......................................  $125,000   $     --
2% Convertible notes........................................   172,451    172,451
$200 million revolving loan facility........................        --     53,000
Other debt..................................................    12,953      4,576
                                                              --------   --------
  TOTAL NOTES PAYABLE.......................................  $310,404   $230,027
                                                              ========   ========

     In a public offering on March 25, 2003, we sold an aggregate $125.0 million principal amount of 1.3% convertible notes due in 2023. Each one thousand dollar principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. We pay interest on April 1 and October 1 of each year. Holders may surrender notes for conversion into shares of our common stock if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. We can redeem the notes for cash at any time on or after April 4, 2009. Holders of the notes may require us to repurchase the notes on April 1, 2009, 2014 and 2019 at a price equal to the principal amount of the notes plus accrued and unpaid interest. If the holders require us to repurchase these notes, we may choose to pay the purchase price in cash, in shares of our common stock, or in a combination thereof, although our intent is to pay in cash. We paid $3.2 million in underwriting discounts and expenses in connection with this offering. The underwriting discounts and expenses are being amortized from the issue date until April 1, 2009. We used $66.0 million of the proceeds from this offering to pay down existing indebtedness under our bank facility, while the remainder was used to assist in financing acquisitions and strategic investments and for general corporate purposes.

     Our 2% Convertible Notes are due in 2021. Each one thousand dollar principal amount is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. We pay interest on March 1 and September 1 of each year. Holders may surrender notes for conversion into shares of our common stock in any calendar quarter if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of the quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock on the last trading day of the quarter. We can redeem the notes for cash at any time on or after September 1, 2006. Holders of the notes may require us to repurchase the notes on September 1, 2004, 2006, 2008, 2011 and 2016. If the holders exercise this option, we may choose to pay the purchase price in cash, in shares of our common stock, or a combination thereof, although our intent is to pay in cash.

     Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 17, 2004. The facility is collateralized in part by the pledge of our insurance companies' stock and guarantees entered into by our underwriting

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

agencies and intermediaries. The facility agreement contains certain restrictive covenants which we believe are typical for similar financing arrangements.

     At December 31, 2003, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $31.8 million available through December 17, 2004. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $39.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank's prime rate of interest (4.0% at December 31, 2003) for draws on the letters of credit and prime less 1% on short-term cash advances. As of December 31, 2003, letters of credit totaling $16.7 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $20.9 million collateralizing the lines.

(6)  INCOME TAX

     As of December 31, 2003 and 2002, we had current income taxes payable of $26.0 million included in accounts payable and accrued liabilities and current income taxes receivable of $3.9 million included in other assets in the consolidated balance sheets, respectively.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate for the three years ended December 31, 2003:

                                                           2003      2002      2001
                                                          -------   -------   -------
Statutory tax rate......................................       35%       35%       35%
Federal tax at statutory rate on continuing
  operations............................................  $58,356   $53,338   $19,189
Nontaxable municipal bond interest and dividends
  received deduction....................................   (4,126)   (3,391)   (3,314)
Other non deductible expenses...........................    1,979       236       591
Non deductible goodwill amortization....................       --        --     7,608
State income taxes......................................    3,164     2,134     3,017
Foreign income taxes....................................   15,272     2,921     2,915
Foreign tax credit......................................  (14,795)   (2,597)   (2,968)
Other, net..............................................        7       292       726
                                                          -------   -------   -------
Income tax provision from continuing operations.........  $59,857   $52,933   $27,764
                                                          =======   =======   =======
Effective tax rate, continuing operations...............     35.9%     34.7%     50.6%
                                                          =======   =======   =======
Federal tax at statutory rate on discontinued operations
  and gain from sale of discontinued operations.........  $22,041   $ 3,774   $ 1,945
Book over tax basis in stock of subsidiary..............    2,896        --        --
Non deductible goodwill amortization....................       --       173       173
Other non deductible expenses...........................       41        34        82
Pre-acquisition earnings................................       --        --      (161)
State income taxes......................................    1,343       293       242
Other, net..............................................      (32)      144       141
                                                          -------   -------   -------
Income tax provision on discontinued operations and gain
  from sale of discontinued operations..................  $26,289   $ 4,418   $ 2,422
                                                          =======   =======   =======
  Effective tax rate, discontinued operations and gain
     from sale of discontinued operations...............     41.7%     41.0%     43.6%
                                                          =======   =======   =======
Total income tax provision..............................  $86,146   $57,351   $30,186
                                                          =======   =======   =======
Total effective tax rate................................     37.5%     35.1%     50.0%
                                                          =======   =======   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The components of the income tax provision for the three years ended December 31, 2003 are as follows:

                                                           2003      2002      2001
                                                         --------   -------   -------
Federal current........................................  $ 58,020   $35,110   $24,114
Federal deferred.......................................   (15,747)    9,024      (150)
                                                         --------   -------   -------
  Total federal........................................    42,273    44,134    23,964
State current..........................................     7,167     3,770     3,841
State deferred.........................................    (1,356)      188        11
                                                         --------   -------   -------
  Total state..........................................     5,811     3,958     3,852
Foreign current........................................    11,285     4,920     4,859
Foreign deferred.......................................       488       (79)   (4,911)
                                                         --------   -------   -------
  Total foreign........................................    11,773     4,841       (52)
                                                         --------   -------   -------
Income tax provision from continuing operations........    59,857    52,933    27,764
                                                         ========   =======   =======
Federal current........................................    21,334        --        --
State current..........................................     1,206        --        --
                                                         --------   -------   -------
Income tax provision from gain from sale of
  discontinued operations..............................    22,540        --        --
                                                         ========   =======   =======
Federal current........................................     3,704     4,122     1,832
Federal deferred.......................................      (815)      (71)      204
                                                         --------   -------   -------
  Total federal........................................     2,889     4,051     2,036
State current..........................................       586       189       409
State deferred.........................................       274       178       (23)
                                                         --------   -------   -------
  Total state..........................................       860       367       386
                                                         --------   -------   -------
Income tax provision from discontinued operations......     3,749     4,418     2,422
                                                         ========   =======   =======
Total income tax provision.............................  $ 86,146   $57,351   $30,186
                                                         ========   =======   =======

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The net deferred tax liability and asset are included in accounts payable and accrued liabilities and other assets, respectively, in our consolidated balance sheets. The composition of deferred tax assets and liabilities as of December 31, 2003 and 2002, is as follows:

                                                                2003       2002
                                                              --------   --------
Federal tax net operating loss carryforwards................  $  2,729   $  5,370
State tax net operating loss carryforwards..................     5,183      5,671
Excess of financial unearned premium over tax...............    19,401      9,745
Effect of loss reserve discounting and salvage and
  subrogation accrual for tax...............................    16,231     10,544
Excess of financial accrued expenses over tax...............     8,529      3,454
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax...........................       546         --
Allowance for bad debts, not deductible for tax.............     6,308      3,328
Foreign branch net operating loss carryforwards.............     2,371      2,107
Valuation allowance.........................................   (17,613)   (11,547)
                                                              --------   --------
  Total assets..............................................    43,685     28,672
Unrealized gain on increase in value of securities available
  for sale (shareholders' equity)...........................    10,552     12,168
Deferred policy acquisition costs, net of ceding
  commissions, deductible for tax...........................        --      5,053
Amortizable goodwill for tax................................    11,603      6,378
Book basis in net assets of foreign subsidiaries in excess
  of tax....................................................     5,291      5,560
Property and equipment depreciation and other items.........     7,530      9,988
                                                              --------   --------
  Total liabilities.........................................    34,976     39,147
                                                              --------   --------
  NET DEFERRED TAX ASSET (LIABILITY)........................  $  8,709   $(10,475)
                                                              ========   ========

     Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired subsidiaries. The changes for the three years ended December 31, 2003 are as follows:

                                                           2003      2002      2001
                                                          -------   -------   -------
Balance, beginning of year..............................  $11,547   $10,435   $ 9,666
Change during year......................................    6,066     1,112       769
                                                          -------   -------   -------
  BALANCE, END OF YEAR..................................  $17,613   $11,547   $10,435
                                                          =======   =======   =======

     As of December 31, 2003, we have Federal tax net operating loss carryforwards of approximately $7.3 million that will expire in varying amounts through the year 2019. Future use of these carryforwards is subject to statutory limitations due to prior changes of ownership. There are valuation allowances in the amount of $2.5 million recorded with respect to these loss carryforwards that would reduce goodwill if the carryforwards are realized. In addition, we have approximately $7.2 million of Federal tax loss carryforwards that will expire in varying amounts through the year 2023, principally from our foreign insurance companies that can be used only against future taxable income of those entities. There are valuation allowances in the amount of $0.3 million recorded with respect to these loss carryforwards. Based upon our history of taxable income in our domestic insurance and other operations and our projections of

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized. We have various state tax net operating loss carryforwards for which we have established valuation allowances of approximately $5.2 million covering substantially all of the related tax benefit.

(7)  SEGMENT AND GEOGRAPHIC DATA

     We have classified our activities into four operating business segments based upon services provided: 1) insurance company operations, 2) underwriting agency operations, 3) intermediary operations and 4) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in our insurance company, underwriting agency and intermediary segments. Our other operations segment performed various insurance related services in 2001 and contains insurance related investments made from time to time. Corporate includes general corporate operations and those minor operations not included in an operating segment. Inter-segment revenue consists primarily of fee and commission income of our underwriting agency and our intermediary segments charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage premium) approximates what is charged to unrelated parties for similar services.

     The performance of each of our segments is evaluated by our management based upon net earnings. Net earnings is calculated after tax and after all corporate expense allocations, amortization of goodwill in 2001, interest expense on debt incurred at the purchase date and intercompany eliminations have been charged or credited to our individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

     Effective January 1, 2001 and 2002, we consolidated the operations of three and one of our underwriting agencies, respectively, into the operations of our insurance companies. Policies incepting on or after the effective dates, along with associated expenses, will be reported in our insurance company segment. The administration of all policies incepting before the effective dates, which are now in run off, along with associated expenses, will continue to be reported in our underwriting agency segment. This consolidation will affect the comparability of segment information between periods. The revenues within our underwriting agency and intermediary segments for 2002 and 2001 have been reclassified to be consistent with the 2003 presentation. This reclassification did not change segment total revenue or segment net earnings from amounts previously reported. Proceeds from ceded reinsurance of our insurance subsidiaries in excess of acquisition cost reimbursements have also been reclassified to revenue to be consistent with the classification in our 2003 consolidated financial statements.

     SFAS No. 142, which we adopted effective January 1, 2002, required the discontinuance of the amortization of goodwill and indefinite lived intangible assets on a prospective basis. This will affect the comparability of certain segment information between periods. Pro forma segment information is shown in the tables for the year ended December 31, 2001, as if we had adopted SFAS No. 142 as of January 1, 2001.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    INSURANCE   UNDERWRITING                    OTHER
                                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE     TOTAL
                                                    ---------   ------------   ------------   ----------   ---------   ----------
For the year ended December 31, 2003:
Revenue:
  Domestic........................................  $606,469      $ 63,141       $25,269       $64,406      $   790    $  760,075
  Foreign.........................................   219,578        17,488        20,430            --           --       257,496
  Inter-segment...................................        --        94,104         2,917            --           --        97,021
                                                    --------      --------       -------       -------      -------    ----------
    Total segment revenue.........................  $826,047      $174,733       $48,616       $64,406      $   790     1,114,592
                                                    ========      ========       =======       =======      =======
Inter-segment revenue.............................                                                                        (97,021)
Amounts reclassified to discontinued operations...                                                                        (75,607)
                                                                                                                       ----------
    CONSOLIDATED TOTAL REVENUE....................                                                                     $  941,964
                                                                                                                       ==========
Net earnings (loss):
  Domestic........................................  $ 56,534      $ 37,431       $ 5,733       $36,155      $(5,428)   $  130,425
  Foreign.........................................    17,911         7,861         4,204            --           --        29,976
                                                    --------      --------       -------       -------      -------    ----------
    Total segment net earnings (loss).............  $ 74,445      $ 45,292       $ 9,937       $36,155      $(5,428)      160,401
                                                    ========      ========       =======       =======      =======
  Inter-segment eliminations......................                                                                        (16,840)
                                                                                                                       ----------
    CONSOLIDATED NET EARNINGS.....................                                                                     $  143,561
                                                                                                                       ==========
Other items:
  Net investment income...........................  $ 42,345      $  2,991       $   817       $   224      $   970        47,347
  Amounts reclassified to discontinued
    operations....................................                                                                            (12)
                                                                                                                       ----------
    Consolidated net investment income............                                                                     $   47,335
                                                                                                                       ==========
  Depreciation and amortization...................     3,271         5,910           548           664        2,435        12,828
  Interest expense (benefit)......................        62         6,514         1,363           770       (1,256)        7,453
  Capital expenditures............................     2,618         1,466         1,689            --       16,047        21,820
  Income tax provision............................    35,033        30,460         5,727        25,239          (73)       96,386
  Inter-segment eliminations......................                                                                        (10,240)
  Amounts reclassified to discontinued
    operations....................................                                                                        (26,289)
                                                                                                                       ----------
    Consolidated income tax provision from
      continuing operations.......................                                                                     $   59,857
                                                                                                                       ==========

     For 2003, earnings before income taxes was $183.2 million for our domestic subsidiaries and $46.5 million for our foreign subsidiaries and branches. During 2003, the other operations segment recorded a gain of $30.1 million (net of income tax) from the sale of a subsidiary and the insurance segment recorded a loss of $18.7 million (net of income tax) due to a commutation.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    INSURANCE   UNDERWRITING                    OTHER
                                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                                    ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31, 2002:
Revenue:
  Domestic........................................  $478,279      $ 66,937       $24,051        $4,874      $  616     $574,757
  Foreign.........................................    91,853         3,492        18,461            --          --      113,806
  Inter-segment...................................        --        41,617         1,045            --          --       42,662
                                                    --------      --------       -------        ------      ------     --------
    Total segment revenue.........................  $570,132      $112,046       $43,557        $4,874      $  616      731,225
                                                    ========      ========       =======        ======      ======
Inter-segment revenue.............................                                                                      (42,662)
Amounts reclassified to discontinued operations...                                                                      (21,930)
                                                                                                                       --------
    CONSOLIDATED TOTAL REVENUE....................                                                                     $666,633
                                                                                                                       ========
Net earnings:
  Domestic........................................  $ 62,190      $ 23,180       $ 5,183        $3,052      $2,922     $ 96,527
  Foreign.........................................     6,040         2,076         2,390            --          --       10,506
                                                    --------      --------       -------        ------      ------     --------
    Total segment net earnings....................  $ 68,230      $ 25,256       $ 7,573        $3,052      $2,922      107,033
                                                    ========      ========       =======        ======      ======
  Inter-segment eliminations......................                                                                       (1,205)
                                                                                                                       --------
    CONSOLIDATED NET EARNINGS.....................                                                                     $105,828
                                                                                                                       ========
Other items:
  Net investment income...........................  $ 33,587      $  2,954       $   993        $   41      $  194       37,769
  Amounts reclassified to discontinued
    operations....................................                                                                          (14)
                                                                                                                       --------
    Consolidated net investment income............                                                                     $ 37,755
                                                                                                                       ========
  Depreciation and amortization...................     3,153         6,190           350            82       1,033       10,808
  Interest expense (benefit)......................      (113)        7,767         2,575            --      (1,928)       8,301
  Capital expenditures............................     2,803         1,208         1,491            --         280        5,782
  Income tax provision............................    33,074        15,499         6,550         1,566       1,368       58,057
  Inter-segment eliminations......................                                                                         (706)
  Amounts reclassified to discontinued
    operations....................................                                                                       (4,418)
                                                                                                                       --------
    Consolidated income tax provision from
      continuing operations.......................                                                                     $ 52,933
                                                                                                                       ========

     For 2002, earnings before income taxes was $144.3 million for our domestic subsidiaries and $18.8 million for our foreign subsidiaries and branches.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                    INSURANCE   UNDERWRITING                    OTHER
                                                     COMPANY       AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE    TOTAL
                                                    ---------   ------------   ------------   ----------   ---------   --------
For the year ended December 31, 2001:
Revenue:
  Domestic........................................  $362,996      $56,888        $23,386       $14,885      $1,426     $459,581
  Foreign.........................................    45,098        2,312         22,650            --          --       70,060
  Inter-segment...................................        --       30,579            623         1,967          --       33,169
                                                    --------      -------        -------       -------      ------     --------
      Total segment revenue.......................  $408,094      $89,779        $46,659       $16,852      $1,426      562,810
                                                    ========      =======        =======       =======      ======
Inter-segment revenue.............................                                                                      (33,169)
Amounts reclassified to discontinued operations...                                                                      (18,432)
                                                                                                                       --------
      CONSOLIDATED TOTAL REVENUE..................                                                                     $511,209
                                                                                                                       ========
Net earnings (loss):
  Domestic........................................  $  1,020      $16,075        $ 4,382       $ 7,149      $ (979)    $ 27,647
  Foreign.........................................    (3,923)       1,137          4,280            --          --        1,494
                                                    --------      -------        -------       -------      ------     --------
      Total segment net earnings (loss)...........  $ (2,903)     $17,212        $ 8,662       $ 7,149      $ (979)      29,141
                                                    ========      =======        =======       =======      ======
  Inter-segment eliminations......................                                                                        1,056
                                                                                                                       --------
      CONSOLIDATED NET EARNINGS...................                                                                     $ 30,197
                                                                                                                       ========
SFAS No. 142 pro forma adjustments:
  Net effect of goodwill and intangible asset
    amortization..................................  $  2,142      $ 5,892        $ 3,353       $    --      $   --     $ 11,387
                                                    --------      -------        -------       -------      ------     --------
  Pro forma segment net earnings (loss)...........  $   (761)     $23,104        $12,015       $ 7,149      $ (979)      40,528
                                                    ========      =======        =======       =======      ======
  Inter-segment eliminations......................                                                                        1,056
                                                                                                                       --------
      PRO FORMA CONSOLIDATED NET EARNINGS.........                                                                     $ 41,584
                                                                                                                       ========
Other items:
  Net investment income...........................  $ 30,766      $ 5,202        $ 2,771       $    85      $  814       39,638
  Amounts reclassified to discontinued
    operations....................................                                                                          (76)
                                                                                                                       --------
    Consolidated net investment income............                                                                     $ 39,562
                                                                                                                       ========
  Depreciation, amortization and impairments......    20,685        9,783          3,723           256         479       34,926
  Interest expense................................        37        5,198          3,534            15         100        8,884
  Amounts reclassified to discontinued
    operations....................................                                                                           (9)
                                                                                                                       --------
    Consolidated interest expense.................                                                                     $  8,875
                                                                                                                       ========
  Capital expenditures............................     3,049        1,048          1,627           107       6,452       12,283
  Income tax provision............................     2,432       15,604          3,054         3,692       4,756       29,538
  Inter-segment eliminations......................                                                                          648
  Amounts reclassified to discontinued
    operations....................................                                                                       (2,422)
                                                                                                                       --------
    Consolidated income tax provision from
      continuing operations.......................                                                                     $ 27,764
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

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following tables present selected revenue items by line of business for the three years ended December 31, 2003:

                                                         2003       2002       2001
                                                       --------   --------   --------
Group life, accident and health......................  $290,009   $240,070   $143,851
Diversified financial products.......................   123,562     23,102          4
London market account................................   137,572     89,260     43,360
Aviation.............................................    97,536    100,960     91,377
Other specialty lines................................    57,551     22,337     15,120
                                                       --------   --------   --------
                                                        706,230    475,729    293,712
Discontinued lines...................................    32,042     29,792     49,075
                                                       --------   --------   --------
  NET EARNED PREMIUM.................................  $738,272   $505,521   $342,787
                                                       ========   ========   ========
Life, accident and health............................  $ 57,371   $ 66,166   $ 81,272
Property and casualty................................    85,244     49,753     29,744
                                                       --------   --------   --------
  FEE AND COMMISSION INCOME..........................  $142,615   $115,919   $111,016
                                                       ========   ========   ========

     Assets by business segment and geographic location are shown in the following tables:

                     INSURANCE    UNDERWRITING                    OTHER
                      COMPANY        AGENCY      INTERMEDIARY   OPERATIONS   CORPORATE     TOTAL
                     ----------   ------------   ------------   ----------   ---------   ----------
December 31, 2003:
Domestic...........  $2,585,880     $709,962       $ 99,726      $31,689      $94,983    $3,522,240
Foreign............     748,234       94,297        499,525           --           --     1,342,056
                     ----------     --------       --------      -------      -------    ----------
  Total assets.....  $3,334,114     $804,259       $599,251      $31,689      $94,983    $4,864,296
                     ==========     ========       ========      =======      =======    ==========
December 31, 2002:
Domestic...........  $2,063,045     $651,786       $ 47,946      $ 5,925      $46,477    $2,815,179
Foreign............     450,742       61,078        377,152           --           --       888,972
                     ----------     --------       --------      -------      -------    ----------
  Total assets.....  $2,513,787     $712,864       $425,098      $ 5,925      $46,477    $3,704,151
                     ==========     ========       ========      =======      =======    ==========

     The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

                                          INSURANCE   UNDERWRITING
                                           COMPANY       AGENCY      INTERMEDIARY    TOTAL
                                          ---------   ------------   ------------   --------
Goodwill as of December 31, 2002........  $144,204      $113,583       $77,501      $335,288
Additions and other adjustments.........    19,514        39,979            --        59,493
Disposition.............................        --            --        (8,274)       (8,274)
                                          --------      --------       -------      --------
Goodwill as of December 31, 2003........  $163,718      $153,562       $69,227      $386,507
                                          ========      ========       =======      ========

     The reduction of goodwill within the intermediary segment resulted from the sale of a subsidiary contained therein.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

(8)  REINSURANCE

     In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements for the purpose of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. The following table represents the effect of such reinsurance transactions on net premium and loss and loss adjustment expense:

                                                                              LOSS AND
                                                                                LOSS
                                                   WRITTEN       EARNED      ADJUSTMENT
                                                   PREMIUM      PREMIUM        EXPENSE
                                                  ----------   ----------   -------------
For the year ended December 31, 2003:
Direct business.................................  $1,377,999   $1,189,356     $ 694,205
Reinsurance assumed.............................     361,895      297,715       351,786
Reinsurance ceded...............................    (874,392)    (748,799)     (557,339)
                                                  ----------   ----------     ---------
  NET AMOUNTS...................................  $  865,502   $  738,272     $ 488,652
                                                  ==========   ==========     =========
For the year ended December 31, 2002:
Direct business.................................  $  904,737   $  801,851     $ 504,815
Reinsurance assumed.............................     254,512      229,287        99,437
Reinsurance ceded...............................    (613,338)    (525,617)     (297,761)
                                                  ----------   ----------     ---------
  NET AMOUNTS...................................  $  545,911   $  505,521     $ 306,491
                                                  ==========   ==========     =========
For the year ended December 31, 2001:
Direct business.................................  $  783,124   $  789,893     $ 612,455
Reinsurance assumed.............................     226,951      218,234       451,390
Reinsurance ceded...............................    (637,117)    (665,340)     (796,455)
                                                  ----------   ----------     ---------
  NET AMOUNTS...................................  $  372,958   $  342,787     $ 267,390
                                                  ==========   ==========     =========

     Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings are $113.8 million, $84.5 million and $125.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     The table below represents the composition of reinsurance recoverables in our consolidated balance sheets:

                                                                2003       2002
                                                              --------   --------
Reinsurance recoverable on paid losses......................  $101,013   $108,104
Reinsurance recoverable on outstanding losses...............   425,609    304,220
Reinsurance recoverable on incurred but not reported
  losses....................................................   404,479    393,752
Reserve for uncollectible reinsurance.......................   (14,911)    (7,142)
                                                              --------   --------
  TOTAL REINSURANCE RECOVERABLES............................  $916,190   $798,934
                                                              ========   ========

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     Our insurance companies require reinsurers not authorized by our insurance companies' respective states of domicile to collateralize their reinsurance obligations to us. The table below shows amounts held by us as collateral plus other credits available for potential offset as of December 31, 2003 and 2002:

                                                                2003       2002
                                                              --------   --------
Payables to reinsurers......................................  $393,214   $235,727
Letters of credit...........................................   195,329    141,490
Cash deposits...............................................    11,195      9,384
                                                              --------   --------
  TOTAL CREDITS.............................................  $599,738   $386,601
                                                              ========   ========

          The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs as of December 31, 2003 and 2002:

                                                                 2003         2002
                                                              ----------   ----------
Loss and loss adjustment expense payable....................  $1,535,288   $1,155,290
Reinsurance recoverable on outstanding losses...............    (425,609)    (304,220)
Reinsurance recoverable on incurred but not reported
  losses....................................................    (404,479)    (393,752)
                                                              ----------   ----------
  NET RESERVES..............................................  $  705,200   $  457,318
                                                              ==========   ==========
Unearned premium............................................  $  592,311   $  331,050
Ceded unearned premium......................................    (291,591)    (164,224)
                                                              ----------   ----------
  NET UNEARNED PREMIUM......................................  $  300,720   $  166,826
                                                              ==========   ==========
Deferred policy acquisition costs...........................  $  106,943   $   68,846
Deferred ceding commissions.................................     (88,129)     (49,963)
                                                              ----------   ----------
  NET DEFERRED POLICY ACQUISITION COSTS.....................  $   18,814   $   18,883
                                                              ==========   ==========

     In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $15.0 million as of December 31, 2003 and 2002. The total recoverables

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

column includes paid loss recoverable, outstanding loss recoverable, incurred but not reported loss recoverable and ceded unearned premium.

                                                                                  LETTERS OF
                                                                                 CREDIT, CASH
                                                                    TOTAL        DEPOSITS AND
REINSURER                                RATING     LOCATION     RECOVERABLES   OTHER PAYABLES     NET
---------                                ------  --------------  ------------   --------------   -------
December 31, 2003:
Lloyd's Syndicate Number 2488..........  A-      United Kingdom    $34,824         $ 6,631       $28,193
Arch Reinsurance Company...............  A-      Nebraska           36,481           8,345        28,136
Hanover Rueckversicherungs AG..........  A       Germany            44,095          17,159        26,936
Lloyd's Syndicate Number 1206..........  C+      United Kingdom     26,567              18        26,549
Lloyd's Syndicate Number 0033..........  A-      United Kingdom     26,346             271        26,075
Harco National Insurance Company.......  A-      Illinois           33,072           7,971        25,101
Lloyd's Syndicate Number 1101..........  NR      United Kingdom     25,023              91        24,932
American Re-Insurance Company..........  A+      Delaware           22,515             978        21,537
Lloyd's Syndicate Number 1209..........  B+      United Kingdom     20,449              85        20,364
Lloyd's Syndicate Number 1607..........  NR      United Kingdom     20,387              61        20,326
Platinum Underwriters Reinsurance
  Co. .................................  A       Maryland           38,834          18,911        19,923
Lloyd's Syndicate Number 0510..........  A-      United Kingdom     18,919             288        18,631
Everest Reinsurance Company............  A+      Delaware           25,874           8,658        17,216
Max Re Ltd. ...........................  A-      Bermuda            83,707          67,289        16,418
Lloyd's Syndicate Number 0957..........  NR      United Kingdom     15,932             140        15,792
December 31, 2002:
Lloyd's Syndicate Number 1101..........  NR      United Kingdom    $40,450         $   258       $40,192
Lloyd's Syndicate Number 2488..........  A-      United Kingdom     31,640           1,998        29,642
Lloyd's Syndicate Number 1206..........  C+      United Kingdom     29,540              40        29,500
Odyssey American Reinsurance Corp. ....  A       Connecticut        25,087             843        24,244
American Fidelity Assurance Company....  A+      Oklahoma           23,305              --        23,305
American Re-Insurance Company..........  A+      Delaware           19,797             229        19,568
Lloyd's Syndicate Number 0957..........  NR      United Kingdom     19,403              22        19,381
Lloyd's Syndicate Number 0033..........  A-      United Kingdom     19,277              62        19,215
Lloyd's Syndicate Number 0055..........  NR      United Kingdom     17,009              65        16,944
Canada Life Assurance Company..........  A+      Canada             16,900              96        16,804
Lloyd's Syndicate Number 0510..........  A-      United Kingdom     16,250             562        15,688
Transatlantic Reinsurance Company......  A++     New York           17,288           1,771        15,517
Lloyd's Syndicate Number 0990..........  NR      United Kingdom     15,329              58        15,271

     Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual syndicates are published by Moody's Investors Services, Inc. "NR" indicates that the indicated Lloyd's syndicate has not been rated. Lloyd's of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund.

     HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Life Reassurance Corporation of America (rated A++ by A.M. Best Company, Inc.) in the

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $77.5 million and $79.0 million as of December 31, 2003 and 2002, respectively.

     We have a reserve of $14.9 million as of December 31, 2003 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

     A number of reinsurers have delayed or suspended the payment of amounts recoverable under certain reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We expect to collect the full amounts recoverable and, if necessary, we may seek collection through judicial or arbitral proceedings.

(9)  COMMITMENTS AND CONTINGENCIES

  LITIGATION

     We are party to numerous lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe have been adequately included in our loss reserves. Also, from time to time, we are party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. A subsidiary has been named along with several other defendants in legal proceedings by certain of the insurance company members of a discontinued workers' compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. The proceedings claim that the actions of the various defendants resulted in the rescission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The proceedings claim unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and legal advice received, we do not believe the resolution of any of these matters, some of which include allegations of damages of material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

  CATASTROPHE EXPOSURE

     We write business in areas exposed to catastrophic losses and have significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states, particularly Florida and Texas, the Caribbean and Mexico. We assess our overall exposures to a single catastrophic event and apply procedures that we believe are more conservative than are typically used by the industry to ascertain our probable maximum loss from any single event. We maintain reinsurance protection that we believe is sufficient to cover any foreseeable event.

  LEASES

     We lease administrative office facilities under long-term non-cancelable operating lease agreements expiring at various dates through the year 2013. In addition to rent, the agreements generally require the payment of utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the terms of these leases. In addition, we lease computer equipment and automobiles under operating leases expiring at various dates through the year 2008. Rent expense under operating leases amounted to $8.6 million, $8.4 million and $7.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     At December 31, 2003, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

FOR THE YEARS ENDED DECEMBER 31,                               AMOUNT DUE
--------------------------------                               ----------
2004........................................................    $ 8,434
2005........................................................      7,531
2006........................................................      5,922
2007........................................................      3,955
2008........................................................      2,994
Thereafter..................................................      3,846
                                                                -------
TOTAL FUTURE MINIMUM ANNUAL RENTAL PAYMENTS DUE.............    $32,682
                                                                =======

  INDEMNIFICATION

     We have sold businesses in the past. In connection with these sales, we have provided indemnifications to the buyers, which we believe are typical for transactions of this nature, based upon the type of business sold. Certain of these indemnifications have no limit. It is not possible to estimate the maximum potential amount under these indemnifications as our performance under the indemnifications and our ultimate liability are based upon the occurrence of future events, which may or may not occur. We currently have a liability of $5.9 million recorded for performance under one such indemnification. This indemnification was given by a company we acquired, before its acquisition, in connection with a sale of one of its subsidiaries.

  TERRORIST EXPOSURE

     Under the Federal Terrorism Risk Insurance Act of 2002, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2004, our deductible is approximately $37.4 million based on 10% of 2003

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

subject premium as defined under the applicable regulations. Thereafter, the Federal government would provide reimbursement for 90% of our covered losses up to the maximum amount set out in the Act.

(10)  RELATED PARTY TRANSACTIONS

     Certain of our Directors are officers, directors or owners of business entities with which we transact business. Balances with these business entities and other related parties included in our consolidated balance sheets are as follows:

                                                               2003      2002
                                                              -------   -------
Short-term investments......................................  $56,082   $    --
Other investments...........................................    7,137     3,264
Premiums, claims and other receivables......................      200     1,189
Reinsurance recoverables....................................    1,963        --
Ceded unearned premium......................................    4,132        --
Deferred policy acquisition costs...........................    5,941        --
Other assets................................................   54,620    18,252
Loss and loss adjustment expense payable....................    5,588        --
Reinsurance balances payable................................    3,465        --
Unearned premium............................................   21,941        --
Deferred ceding commissions.................................    1,211        --

     Transactions with these business entities and other related parties included in our consolidated statements of earnings are as follows:

                                                               2003     2002    2001
                                                              -------   -----   -----
Assumed earned premium......................................  $10,388   $  --   $  --
Ceded earned premium........................................   11,429      --      --
Fee and commission income...................................    1,503      91      58
Net realized investment gain (loss).........................   (1,216)   (601)     53
Other operating income (loss)...............................    3,363     668    (508)
Assumed loss and loss adjustment expense....................    6,025      --      --
Ceded loss and loss adjustment expense......................    5,714      --      --
Policy acquisition costs....................................    2,825      --      --
Ceding commissions netted with policy acquisition costs.....    2,778      --      --
Other operating expense.....................................       82      --      --
Interest expense............................................       37     154     217

     The amount in short-term investments represents a deposit at Lloyds to serve as security for our participation in a Lloyd's syndicate which began operations on January 1, 2004. Additionally, we had $48.9 million and $10.1 million payable at December 31, 2003 and 2002, respectively, to former owners of businesses we have acquired who are now officers of certain of our subsidiaries. Such payables represent payments due under the terms of the acquisition agreements. For the year ended December 31, 2003, we paid $15.2 million related to such agreements. During February 2004, we acquired additional shares of the common stock of Argonaut Group, Inc., thereby increasing our beneficial ownership to 10.3%, which consists of 2.5 million shares of mandatorily convertible voting preferred stock and 0.7 million shares of common stock. All of the insurance related amounts shown on the above tables are due to balances and transactions with insurance company subsidiaries of Argonaut Group, Inc.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     We also have entered into an agreement with an entity owned by an officer and Director, pursuant to which we rent equipment for providing transportation services to our employees, our Directors and our clients. We provide our own employees to operate the equipment and pay all expenses related to their operation. For the years ended December 31, 2003, 2002 and 2001, we paid rentals of $1.2 million, $1.2 million and $1.0 million, respectively, to this entity.

(11)  SHAREHOLDERS' EQUITY

     The components of accumulated other comprehensive income are as follows:

                                                                                ACCUMULATED
                                                       UNREALIZED                  OTHER
                                    FOREIGN CURRENCY   INVESTMENT              COMPREHENSIVE
                                      TRANSLATION      GAIN (LOSS)   OTHER        INCOME
                                    ----------------   -----------   -----   -----------------
Balance December 31, 2000.........       $ (655)         $ 5,368     $  --        $ 4,713
Net change for year...............         (279)           2,042        24          1,787
                                         ------          -------     -----        -------
Balance December 31, 2001.........         (934)           7,410        24          6,500
Net change for year...............           50           14,239       (24)        14,265
                                         ------          -------     -----        -------
Balance December 31, 2002.........         (884)          21,649        --         20,765
Net change for year...............        8,149           (2,305)     (483)         5,361
                                         ------          -------     -----        -------
Balance December 31, 2003.........       $7,265          $19,344     $(483)       $26,126
                                         ======          =======     =====        =======

     Insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct subsidiaries can pay in 2004 without special permission are as follows:

                                                                   MAXIMUM
                                                                   DIVIDEND
                                                               ----------------
Houston Casualty Company....................................   $   40.9 million
Avemco Insurance Company....................................                 --

     Avemco Insurance Company cannot pay a dividend without special permission as a result of a special approved dividend it paid in 2003.

(12)  STOCK OPTIONS

     Our current stock option plan, the 2001 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. Options granted under this Plan may be used to purchase one share of our common stock. Options cannot be repriced under the plan. As of December 31, 2003, 6.0 million shares of our common stock were reserved for the exercise of options, of which
5.5 million shares were reserved for options previously granted and 0.5 million shares were reserved for future issuances of options.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

     The following table provides an analysis of stock option activity during the three years ended December 31, 2003:

                                        2003                   2002                   2001
                                --------------------   --------------------   --------------------
                                            AVERAGE                AVERAGE                AVERAGE
                                 NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                                OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                                ---------   --------   ---------   --------   ---------   --------
Outstanding, beginning of
  year........................    6,371      $20.99      3,305      $17.39      5,494      $15.54
Granted at market value.......      475       24.42      4,116       22.45        797       24.54
Forfeitures and expirations...      (60)      21.52       (219)      19.84       (251)      17.73
Exercised.....................   (1,259)      15.69       (831)      14.01     (2,735)      15.68
                                 ------      ------      -----      ------     ------      ------
OUTSTANDING, END OF YEAR......    5,527      $22.49      6,371      $20.99      3,305      $17.39
                                 ======      ======      =====      ======     ======      ======
EXERCISABLE, END OF YEAR......    1,871      $21.61      1,437      $17.81      1,100      $16.70
                                 ======      ======      =====      ======     ======      ======

     Options outstanding and exercisable as of December 31, 2003 are shown on the following schedule:

                                                    OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                          ---------------------------------------   --------------------
                                                          AVERAGE        AVERAGE                AVERAGE
                                          NUMBER OF      REMAINING       EXERCISE   NUMBER OF   EXERCISE
RANGE OF EXERCISE PRICES                   SHARES     CONTRACTUAL LIFE    PRICE      SHARES      PRICE
------------------------                  ---------   ----------------   --------   ---------   --------
Under $20.50...........................     1,722        4.2 years        $19.15        773      $18.14
$20.50 - $22.45........................     1,441        5.0 years         22.01        426       21.79
$22.46 - $25.20........................     1,915        5.1 years         24.62        441       24.55
Over $25.20............................       449        3.7 years         27.70        231       27.27
                                            -----        ---------        ------      -----      ------
TOTAL OPTIONS..........................     5,527        4.7 years        $22.49      1,871      $21.61
                                            =====        =========        ======      =====      ======

(13)  EARNINGS PER SHARE

     The following table provides reconciliation of the denominators used in the earnings per share calculations for the three years ended December 31, 2003:

                                                         2003        2002      2001
                                                       ---------   --------   -------
NET EARNINGS.........................................  $ 143,561   $105,828   $30,197
                                                       =========   ========   =======
Average common stock outstanding.....................     63,279     62,173    58,166
Common stock contractually issuable in the future....         --         52       155
                                                       ---------   --------   -------
  Weighted average common stock outstanding..........     63,279     62,225    58,321
Additional dilutive effect of outstanding options (as
  determined by the application of the treasury stock
  method)............................................      1,104        711     1,298
  WEIGHTED AVERAGE COMMON STOCK AND POTENTIAL COMMON
     STOCK OUTSTANDING...............................     64,383     62,936    59,619
                                                       =========   ========   =======
Anti-dilutive shares not included in computation.....        204      1,105       187
                                                       =========   ========   =======

(14)  STATUTORY INFORMATION

     Our insurance companies file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by domestic or foreign insurance regulatory authorities. Statutory

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

policyholders' surplus and net income for the three years ended December 31, 2003, after intercompany eliminations, of our insurance companies included in those companies' respective filings with regulatory authorities are as follows:

                                                         2003       2002       2001
                                                       --------   --------   --------
Statutory policyholders' surplus.....................  $591,889   $523,807   $401,393
Statutory net income.................................    54,784     68,462     16,555

     Our statutory policyholders' surplus has been adversely affected by statutory adjustments for reinsurance recoverable that, although required statutorily, have no effect on net earnings or shareholders' equity in accordance with generally accepted accounting principles. Our statutory net income for 2001 has been reduced by $22.8 million (net of income tax) from the September 11 terrorist attack and $8.1 million (net of income tax) from charges related to lines of business we decided to cease writing. The statutory net income for 2003 was reduced by $18.7 million due to a commutation.

     The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

(15)  LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

     The following table provides a reconciliation of the liability of loss and loss adjustment expense for the three years ended December 31, 2003:

                                                        2003          2002          2001
                                                     ----------    ----------    ----------
Reserves for loss and loss adjustment expense at
  beginning of the year...........................   $1,155,290    $1,130,748    $  944,117
Less reinsurance recoverables.....................      697,972       817,651       694,245
                                                     ----------    ----------    ----------
  Net reserves at beginning of the year...........      457,318       313,097       249,872
Net reserve adjustments from acquisition and
  disposition of subsidiaries.....................        5,587        79,558           285

Effects of changes in foreign currency rates of
  exchange........................................       20,892            --            --

Incurred loss and loss adjustment expense:
  Provision for loss and loss adjustment expense
     for claims occurring in the current year.....      464,886       313,270       278,103
  Increase (decrease) in estimated loss and loss
     adjustment expense for claims occurring in
     prior years..................................       23,766        (6,779)      (10,713)
                                                     ----------    ----------    ----------
  Incurred loss and loss adjustment expense, net
     of reinsurance...............................      488,652       306,491       267,390
                                                     ----------    ----------    ----------
Loss and loss adjustment expense payments for
  claims occurring during:
  Current year....................................      131,420       115,809       102,206
  Prior years.....................................      135,829       126,019       102,244
                                                     ----------    ----------    ----------
Loss and loss adjustment expense payments, net of
  reinsurance.....................................      267,249       241,828       204,450
                                                     ----------    ----------    ----------
Net reserves at end of the year...................      705,200       457,318       313,097
Plus reinsurance recoverables.....................      830,088       697,972       817,651
                                                     ----------    ----------    ----------
  RESERVES FOR LOSS AND LOSS ADJUSTMENT EXPENSE AT
     END OF THE YEAR..............................   $1,535,288    $1,155,290    $1,130,748
                                                     ==========    ==========    ==========

     During 2003, we had net loss and loss adjustment expense deficiency of $23.8 million relating to prior year losses compared to redundancies of $6.8 million in 2002 and $10.7 million in 2001. The 2003 deficiency resulted from a commutation charge of $28.8 million related to certain accident and health business included in discontinued lines offset by a net redundancy of $5.0 million from all other sources. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines, offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

     We have no material exposure to environmental pollution losses because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to "sudden and accidental" losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by our other insurance company subsidiaries because of the types of risks

                 HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (CONTINUED, IN THOUSANDS, EXCEPT PER SHARE DATA)

covered, are not considered to have significant environmental exposures. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

(16)  SUPPLEMENTAL INFORMATION

     Supplemental cash flow information for the three years ended December 31, 2003 is summarized below:

                                                           2003      2002      2001
                                                          -------   -------   -------
Interest paid...........................................  $ 6,174   $ 4,900   $ 7,980
Income tax paid.........................................   70,573    22,642    28,411
Dividends declared but not paid at year end.............    4,800     4,061     3,848

     The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions which have been included as direct increases or decreases in our shareholders' equity.

(17)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                         FOURTH QUARTER         THIRD QUARTER        SECOND QUARTER         FIRST QUARTER
                       -------------------   -------------------   -------------------   -------------------
                         2003       2002       2003       2002       2003       2002       2003       2002
                       --------   --------   --------   --------   --------   --------   --------   --------
Total revenue........  $257,839   $184,362   $246,313   $175,808   $237,868   $154,780   $199,944   $151,683
                       ========   ========   ========   ========   ========   ========   ========   ========
Net earnings.........  $ 50,460   $ 31,495   $ 36,366   $ 24,269   $ 32,968   $ 26,782   $ 23,767   $ 23,282
                       ========   ========   ========   ========   ========   ========   ========   ========
BASIC EARNINGS PER
  SHARE DATA:
Earnings per share...  $   0.79   $   0.50   $   0.57   $   0.39   $   0.52   $   0.43   $   0.38   $   0.38
                       ========   ========   ========   ========   ========   ========   ========   ========
Weighted average
  shares
  outstanding........    63,875     62,387     63,717     62,335     62,867     62,236     62,637     61,936
                       ========   ========   ========   ========   ========   ========   ========   ========
DILUTED EARNINGS PER
  SHARE DATA:
Earnings per share...  $   0.77   $   0.50   $   0.56   $   0.39   $   0.52   $   0.43   $   0.38   $   0.37
                       ========   ========   ========   ========   ========   ========   ========   ========
Weighted average
  shares
  outstanding........    65,110     63,109     64,885     62,871     63,990     62,889     63,335     62,713
                       ========   ========   ========   ========   ========   ========   ========   ========

     During the fourth quarter of 2003, we recorded a $30.1 million (net of income tax) gain on sale of a subsidiary and an $18.7 million (net of income tax) loss due to a commutation. As discussed in Note (3), in the fourth quarter of 2003 we began reporting HCC Employee Benefits, Inc. as discontinued operations and, as a result, revenue amounts disclosed above differ from amounts previously reported in Form 10-Q/A for 2003. Included in the net earnings for the first quarter of 2003 is a reduction of $3.9 million due to the prior years' cumulative effect of a restatement related to our accounting for certain fee and commission income, for which we filed Form 10-Q/As for the first three quarters of 2003. The cumulative effect is not material to prior years or the full year 2003. During the third quarter of 2002, we recorded a $5.0 million (net of income tax) charge to strengthen reserves related to certain business included in discontinued lines. The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

                       REPORT OF INDEPENDENT AUDITORS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:

     Our audits of the consolidated financial statements of HCC Insurance Holdings, Inc., referred to in our report dated March 10, 2004, which included an emphasis paragraph related to a change in method of amortizing for goodwill, effective January 1, 2002, appearing on page F-1 of this Form 10-K also included an audit of the financial statements schedules listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                            /s/ PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 10, 2004

                                   SCHEDULE 1
                          HCC INSURANCE HOLDINGS, INC.

                             SUMMARY OF INVESTMENTS
                   OTHER THAN INVESTMENTS IN RELATED PARTIES
                                 (IN THOUSANDS)

                                       DECEMBER 31, 2003
------------------------------------------------------------------------------------------------
                      COLUMN A                           COLUMN B     COLUMN C       COLUMN D
-----------------------------------------------------   ----------   ----------   --------------
                                                                                    AMOUNT AT
                                                                                  WHICH SHOWN IN
                                                                                   THE BALANCE
                 TYPE OF INVESTMENT                        COST        VALUE          SHEET
-----------------------------------------------------   ----------   ----------   --------------
Fixed maturities:
  Bonds -- United States government and government
     agencies and authorities........................   $   67,125   $   69,140     $   69,140
  Bonds -- states, municipalities and political
     subdivisions....................................       97,182      102,048        102,048
  Bonds -- special revenue...........................      295,413      305,301        305,301
  Bonds -- corporate.................................      324,914      334,825        334,825
  Asset-backed and mortgage-backed securities........      149,612      152,759        152,759
  Bonds -- foreign government........................      199,882      200,093        200,093
                                                        ----------   ----------     ----------
     Total fixed maturities..........................    1,134,128   $1,164,166      1,164,166
                                                        ----------   ==========     ----------
Equity securities:
  Common stocks -- banks, trusts and insurance
     companies.......................................       10,974   $   10,994         10,994
  Common stocks -- industrial, miscellaneous and all
     other
  Non-redeemable preferred stocks....................        1,033        1,008          1,008
                                                        ----------   ----------     ----------
     Total equity securities.........................       12,007   $   12,002         12,002
                                                        ----------   ==========     ----------
Short-term investments...............................      518,482                     518,482
Other investments....................................        8,696                       8,696
                                                        ----------                  ----------
     TOTAL INVESTMENTS...............................   $1,673,313                  $1,703,346
                                                        ==========                  ==========

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2003         2002
                                                              ----------   ----------
                                       ASSETS
Cash........................................................  $      602   $       56
Short-term investments......................................      60,823        4,837
Investment in subsidiaries..................................   1,098,192      915,213
Receivable from subsidiaries................................      28,141       14,133
Intercompany loans to subsidiaries for acquisitions.........     180,546      190,187
Other assets................................................       3,827        1,581
                                                              ----------   ----------
  TOTAL ASSETS..............................................  $1,372,131   $1,126,007
                                                              ==========   ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Notes payable...............................................  $  297,451   $  225,629
Note payable to related party...............................          --          825
Deferred Federal income tax.................................       7,480        7,129
Accounts payable and accrued liabilities....................      20,280        9,517
                                                              ----------   ----------
  Total liabilities.........................................     325,211      243,100
  Total shareholders' equity................................   1,046,920      882,907
                                                              ----------   ----------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................  $1,372,131   $1,126,007
                                                              ==========   ==========

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENTS OF EARNINGS
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   --------
Equity in earnings of subsidiaries..........................  $142,853    $108,833    $37,439
Interest income from subsidiaries...........................     6,827       7,277      5,019
Interest income.............................................       953         171        764
Other income................................................     2,481          10         13
                                                              --------    --------    -------
  Total revenue.............................................   153,114     116,291     43,235
Interest expense............................................     6,296       7,880      8,737
Other operating expense.....................................     1,781       2,290      1,600
                                                              --------    --------    -------
  Total expense.............................................     8,077      10,170     10,337
                                                              --------    --------    -------
  Earnings before income tax provision......................   145,037     106,121     32,898
Income tax provision........................................     1,476         293      2,701
                                                              --------    --------    -------
  NET EARNINGS..............................................  $143,561    $105,828    $30,197
                                                              ========    ========    =======

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                       STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2003        2002        2001
                                                              ---------   ---------   --------
Net earnings................................................  $143,561    $105,828    $30,197
Other comprehensive income, net of tax:
Foreign currency translation adjustment.....................     8,149          50       (279)
Investment gains (losses):
  Consolidated subsidiaries' investment gains (losses)
     during the year, net of deferred tax charge (benefit)
     of $(1,048) in 2003, $8,040 in 2002 and $1,137 in
     2001...................................................    (1,962)     14,533      2,297
  Less consolidated subsidiaries' reclassification
     adjustments for gains included in net earnings, net of
     deferred tax charge of $184 in 2003, $159 in 2002 and
     $138 in 2001...........................................      (343)       (294)      (255)
Other, net of income tax charge (benefit) of $(260) in 2003,
  $(13) in 2002 and $13 in 2001.............................      (483)        (24)        24
                                                              --------    --------    -------
Other comprehensive income..................................     5,361      14,265      1,787
                                                              --------    --------    -------
  COMPREHENSIVE INCOME......................................  $148,922    $120,093    $31,984
                                                              ========    ========    =======

                 See Notes to Condensed Financial Information.

                                                                      SCHEDULE 2

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                2003        2002         2001
                                                              ---------   ---------   ----------
Cash flows from operating activities:
  Net earnings..............................................  $143,561    $105,828    $  30,197
  Adjustment to reconcile net earnings to net cash provided
     by operating activities:
  Undistributed net income of subsidiaries..................  (120,953)    (74,864)     (20,184)
  Amortization and depreciation.............................       841       3,279        2,586
  Increase in accrued interest receivable added to
     intercompany loan balances.............................    (6,317)     (7,277)        (835)
  Change in accounts payable and accrued liabilities........    10,022      (2,663)       1,181
  Tax benefit from exercise of stock options................     4,320       4,030       12,312
  Other, net................................................       (19)      2,088        2,000
                                                              --------    --------    ---------
     Cash provided by operating activities..................    31,455      30,421       27,257
Cash flows from investing activities:
  Cash contributions to subsidiaries........................   (51,364)    (69,007)     (84,151)
  Purchase of subsidiaries..................................   (11,624)    (24,593)     (96,405)
  Change in short-term investments..........................   (55,986)     (3,340)       1,991
  Change in receivable from subsidiaries....................   (14,008)     (1,379)     (11,317)
  Intercompany loans to subsidiaries for acquisitions.......   (26,838)    (16,806)      (1,275)
  Payments on intercompany loans to subsidiaries............    54,674      31,964       34,674
                                                              --------    --------    ---------
     Cash used by investing activities......................  (105,146)    (83,161)    (156,483)
Cash flows from financing activities:
  Proceeds from note payable, net of costs..................   178,000      76,000      175,401
  Payments on notes payable.................................  (107,003)    (27,467)    (216,523)
  Sale of common stock......................................    20,279      11,207      192,831
  Dividends paid............................................   (17,039)    (15,663)     (13,822)
                                                              --------    --------    ---------
     Cash provided by financing activities..................    74,237      44,077      137,887
                                                              --------    --------    ---------
     Net change in cash.....................................       546      (8,663)       8,661
     Cash as of beginning of year...........................        56       8,719           58
                                                              --------    --------    ---------
     CASH AS OF END OF YEAR.................................  $    602    $     56    $   8,719
                                                              ========    ========    =========

                 See Notes to Condensed Financial Information.

                          HCC INSURANCE HOLDINGS, INC.

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    NOTES TO CONDENSED FINANCIAL INFORMATION

(1) The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2002 and 2001 condensed financial information have been reclassified to conform with the 2003 presentation. Such reclassifications had no effect on our shareholders' equity, net earnings or cash flows.

(2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged to us for similar debt. As of December 31, 2003, the interest rate on intercompany loans was 5.0%.

(3) Other income for 2003 includes a one-time foreign currency transaction gain of $1.3 million in settlement of an advance to an unaffiliated entity and income from our strategic investment in Argonaut Group, Inc.

                                                                      SCHEDULE 3

                          HCC INSURANCE HOLDINGS, INC.

                      SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

           COLUMN A              COLUMN B         COLUMN C        COLUMN D   COLUMN F    COLUMN G        COLUMN H
------------------------------  -----------   -----------------   --------   --------   ----------   -----------------
                                                     (1)            (1)                    (2)
                                               DECEMBER 31,                      FOR THE YEARS ENDED DECEMBER 31,
                                ------------------------------------------   -----------------------------------------
                                 DEFERRED       FUTURE POLICY                                        BENEFITS, CLAIMS,
                                  POLICY      BENEFITS, LOSSES,                            NET          LOSSES AND
                                ACQUISITION      CLAIMS AND       UNEARNED   PREMIUM    INVESTMENT      SETTLEMENT
           SEGMENTS                COSTS        LOSS EXPENSES     PREMIUMS   REVENUE      INCOME         EXPENSES
------------------------------  -----------   -----------------   --------   --------   ----------   -----------------
2003
Insurance Company.............    $18,814        $1,612,836       $592,311   $738,272    $42,345         $488,652
Underwriting Agency...........                                                             2,991
Intermediary..................                                                               817
Other Operations..............                                                               224
Corporate.....................                                                               970
Less discontinued
  operations..................                                                               (12)
                                  -------        ----------       --------   --------    -------         --------
  Total.......................    $18,814        $1,612,836       $592,311   $738,272    $47,335         $488,652
                                  =======        ==========       ========   ========    =======         ========
2002
Insurance Company.............    $18,883        $1,234,241       $331,050   $505,521    $33,587         $306,491
Underwriting Agency...........                                                             2,954
Intermediary..................                                                               993
Other Operations..............                                                                41
Corporate.....................                                                               194
Less discontinued
  operations..................                                                               (14)
                                  -------        ----------       --------   --------    -------         --------
  Total.......................    $18,883        $1,234,241       $331,050   $505,521    $37,755         $306,491
                                  =======        ==========       ========   ========    =======         ========
2001
Insurance Company.............    $15,390        $1,213,761       $179,530   $342,787    $30,766         $267,390
Underwriting Agency...........                                                             5,202
Intermediary..................                                                             2,771
Other Operations..............                                                                85
Corporate.....................                                                               814
Less discontinued
  operations..................                                                               (76)
                                  -------        ----------       --------   --------    -------         --------
  Total.......................    $15,390        $1,213,761       $179,530   $342,787    $39,562         $267,390
                                  =======        ==========       ========   ========    =======         ========

           COLUMN A                 COLUMN I        COLUMN J    COLUMN K
------------------------------  -----------------   ---------   --------
                                                       (3)
                                    FOR THE YEARS ENDED DECEMBER 31,
                                ----------------------------------------

                                 AMORTIZATION OF      OTHER
                                 DEFERRED POLICY    OPERATING   PREMIUM
           SEGMENTS             ACQUISITION COSTS   EXPENSES    WRITTEN
------------------------------  -----------------   ---------   --------
2003
Insurance Company.............      $138,212        $ 55,432    $865,502
Underwriting Agency...........                        57,443
Intermediary..................                        31,034
Other Operations..............                         2,242
Corporate.....................                         7,548
Less discontinued
  operations..................                       (12,786)
                                    --------        --------    --------
  Total.......................      $138,212        $140,913    $865,502
                                    ========        ========    ========
2002
Insurance Company.............      $ 99,521        $ 40,008    $545,911
Underwriting Agency...........                        46,551
Intermediary..................                        26,857
Other Operations..............                           256
Corporate.....................                        (2,432)
Less discontinued
  operations..................                       (11,316)
                                    --------        --------    --------
  Total.......................      $ 99,521        $ 99,924    $545,911
                                    ========        ========    ========
2001
Insurance Company.............      $ 66,313        $ 53,250    $372,958
Underwriting Agency...........                        37,577
Intermediary..................                        31,409
Other Operations..............                         5,995
Corporate.....................                        (1,539)
Less discontinued
  operations..................                       (12,886)
                                    --------        --------    --------
  Total.......................      $ 66,313        $113,806    $372,958
                                    ========        ========    ========

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

                                                                      SCHEDULE 4

                          HCC INSURANCE HOLDINGS, INC.

                                  REINSURANCE
                                 (IN THOUSANDS)

              COLUMN A                   COLUMN B         COLUMN C        COLUMN D      COLUMN E       COLUMN F
-------------------------------------  -------------   --------------   ------------   ----------   --------------
                                                                        ASSUMED FROM                  PERCENT OF
                                                       CEDED TO OTHER      OTHER                        AMOUNT
                                       DIRECT AMOUNT     COMPANIES       COMPANIES     NET AMOUNT   ASSUMED TO NET
                                       -------------   --------------   ------------   ----------   --------------
For the year ended December 31, 2003:
Life insurance in force..............   $1,443,611        $481,870        $     --      $961,741          --%
                                        ==========        ========        ========      ========          ==
Earned premium:
Property and liability insurance.....   $  651,893        $454,294        $205,165      $402,764          51%
Accident and health insurance........      537,463         294,505          92,550       335,508          28
                                        ----------        --------        --------      --------
  Total..............................   $1,189,356        $748,799        $297,715      $738,272          40%
                                        ==========        ========        ========      ========          ==
For the year ended December 31, 2002:
Life insurance in force..............   $1,021,600        $529,874        $     --      $491,726          --%
                                        ==========        ========        ========      ========          ==
Earned premium:
Property and liability insurance.....   $  293,614        $222,906        $133,736      $204,444          65%
Accident and health insurance........      508,237         302,711          95,551       301,077          32%
                                        ----------        --------        --------      --------
  Total..............................   $  801,851        $525,617        $229,287      $505,521          45%
                                        ==========        ========        ========      ========          ==
For the year ended December 31, 2001:
Life insurance in force..............   $  597,886        $597,310        $     --      $    576          --%
                                        ==========        ========        ========      ========          ==
Earned premium:
Property and liability insurance.....   $  284,488        $229,791        $ 95,342      $150,039          64%
Accident and health insurance........      505,405         435,549         122,892       192,748          64%
                                        ----------        --------        --------      --------
  Total..............................   $  789,893        $665,340        $218,234      $342,787          64%
                                        ==========        ========        ========      ========          ==

                                                                      SCHEDULE 5

                          HCC INSURANCE HOLDINGS, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                               2003      2002      2001
                                                              -------   -------   -------
Reserve for uncollectible reinsurance:
  Balance as of beginning of year...........................  $ 7,142   $ 5,176   $ 4,057
  Provision charged to expense..............................    7,671     5,530     1,119
  Amounts (written off) recovered...........................      178    (3,564)       --
                                                              -------   -------   -------
     BALANCE AS OF END OF YEAR..............................  $14,991   $ 7,142   $ 5,176
                                                              =======   =======   =======
Allowance for doubtful accounts:
  Balance as of beginning of year...........................  $ 2,279   $ 2,779   $ 3,325
  Acquisitions of subsidiaries..............................       13       455       453
  Provision charged to expense..............................      167       487     2,366
  Amounts (written off) recovered...........................       90    (1,442)   (3,365)
                                                              -------   -------   -------
     BALANCE AS OF END OF YEAR..............................  $ 2,549   $ 2,279   $ 2,779
                                                              =======   =======   =======

                               INDEX TO EXHIBITS

     (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

EXHIBIT
 NUMBER
-------
 (A)3.1    --    Bylaws of HCC Insurance Holdings, Inc., as amended.
 (B)3.2    --    Restated Certificate of Incorporation and Amendment of
                 Certificate of Incorporation of HCC Insurance Holdings,
                 Inc., filed with the Delaware Secretary of State on July 23,
                 1996 and May 21, 1998, respectively.
 (A)4.1    --    Specimen of Common Stock Certificate, $1.00 par value, of
                 HCC Insurance Holdings, Inc.
(C)10.1    --    Share Purchase Agreement dated January 29, 1999, among HCC
                 Insurance Holdings, Inc. and Gerald Axel, Barry J. Cook,
                 Gary J. Lockett, Christopher F.B. Mays, Mark E. Rattner,
                 Marshall Rattner, Inc., John Smith and Keith W. Steed.
(D)10.2    --    Agreement and Plan of Merger dated as of October 11, 1999
                 among HCC Insurance Holdings, Inc., Merger Sub of Delaware,
                 Inc. and The Centris Group, Inc.
(E)10.3    --    Agreement and Plan of Merger dated as of January 19, 2001
                 among HCC Insurance Holdings, Inc., HCC Employee Benefits,
                 Inc. and James Scott Schanen, Lisa Rae Schanen, Conor
                 Schanen qsst, Austin Schanen qsst, Kevin Tolbert and Schanen
                 Consulting Corporation.
(F)10.4    --    Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of December 17, 1999 among HCC Insurance Holdings, Inc.;
                 Wells Fargo Bank (Texas), National Association; Bank of
                 America, N.A.; Bank of New York; Bank One, N.A.; First Union
                 National Bank; and Dresdner Bank AG, New York and Grand
                 Cayman Branches.
(G)10.5    --    Amendment to Loan Agreement dated as of August 11, 2000
                 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; The Bank of New York; Bank One, N.A.;
                 and Dresdner Bank AG, New York and Grand Cayman Branches.
(G)10.6    --    Second Amendment to Loan Agreement dated as of June 6, 2001 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; and The Bank of New York.
(H)10.7    --    Third Amendment to Loan Agreement dated as of March 21, 2003 among HCC Insurance Holdings, Inc.; Wells Fargo Bank
                 (Texas), National Association; First Union National Bank;
                 Bank of America, N.A.; and The Bank of New York.
(I)10.8    --    HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock
                 Option Plan.
(J)10.9    --    HCC Insurance Holdings, Inc. 1992 Incentive Stock Option
                 Plan, as amended and restated.
(J)10.10   --    HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan,
                 as amended and restated.
(J)10.11   --    HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan,
                 as amended and restated.
(J)10.12   --    HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock
                 Option Plan, as amended and restated.
(K)10.13   --    HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan,
                 as amended and restated.
(H)10.14   --    Form of Incentive Stock Option Agreement under the HCC
                 Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
(H)10.15   --    Employment Agreement effective as of January 1, 2003,
                 between HCC Insurance Holdings, Inc. and Stephen L. Way.
   10.16   --    Employment Agreement Addendum 3(a)(2) effective as of
                 December 31, 2003 between HCC Insurance Holdings, Inc. and
                 Stephen L. Way.
   10.17   --    HCC Insurance Holdings, Inc. nonqualified deferred
                 compensation plan for Stephen L. Way effective January 1,
                 2003.
(H)10.18   --    Employment Agreement effective as of January 10, 2002,
                 between HCC Insurance Holdings, Inc. and Craig J. Kelbel.

EXHIBIT
 NUMBER
-------
(H)10.19   --    Employment Agreement effective as of June 3, 2002, between
                 HCC Insurance Holdings, Inc. and Michael J. Schell.
(G)10.20   --    Employment Agreement effective as of January 1, 2002,
                 between HCC Insurance Holdings, Inc. and Edward H. Ellis,
                 Jr.
(H)10.21   --    Employment Agreement effective as of January 1, 2003 between
                 HCC Insurance Holdings, Inc. and Christopher L. Martin.
   12      --    Statement Regarding Computation of Ratios.
   14      --    Form of HCC Insurance Holdings, Inc. Code of Ethics
                 Statement by Chief Executive Officer and Senior Financial
                 Officers.
   21      --    Subsidiaries of HCC Insurance Holdings, Inc.
   23      --    Consent of Independent Accountants -- PricewaterhouseCoopers
                 LLP dated March 10, 2004.
   24      --    Powers of Attorney.
   31.1    --    Certification by Chief Executive Officer.
   31.2    --    Certification by Chief Financial Office
   32.1    --    Certification with respect to annual report.

---------------

(A)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(B)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(C)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-Q for the fiscal quarter ended March 31, 1999.

(D)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s
   Schedule 14D-1 Tender Offer Statement in respect to shares of The Centris Group, Inc. filed October 18, 1999.

(E)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2000.

(F)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 8-K filed December 20, 1999.

(G)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2001.

(H)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 2002.

(I)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

(J)Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.'s Form 10-K for the fiscal year ended December 31, 1999.

(K)Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.'s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.