Form 10-Q
period 2004-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-05-10
CIK 888919

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2004.

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

On April 30, 2004, there were approximately 64.5 million shares of common stock, $1.00 par value issued and outstanding.

                          HCC INSURANCE HOLDINGS, INC.
                                      INDEX

                                                                                                                   PAGE NO.
                                                                                                                   --------
Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets
                       March 31, 2004 and December 31, 2003 .....................................................      3

                  Condensed Consolidated Statements of Earnings
                       For the three months ended March 31, 2004 and 2003 .......................................      4

                  Condensed Consolidated Statements of Changes in Shareholders' Equity
                       For the three months ended March 31, 2004 ................................................      5

                  Condensed Consolidated Statements of Cash Flows
                       For the three months ended March 31, 2004 and 2003 .......................................      6

                  Notes to Condensed Consolidated Financial Statements...........................................      7

         Item 2.  Management's Discussion and Analysis of Financial Condition
                       and Results of Operations.................................................................     19

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................     27

         Item 4.  Controls and Procedures........................................................................     27

Part II. OTHER INFORMATION
         Item 1.  Legal Proceedings..............................................................................     28

         Item 6.  Exhibits and Reports on Form 8-K...............................................................     28

Signatures.......................................................................................................     29

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

                  HCC Insurance Holdings, Inc. and Subsidiaries

                      Condensed Consolidated Balance Sheets

                (unaudited, in thousands, except per share data)

                                                                 March 31, 2004  December 31, 2003
                                                                 --------------  -----------------
ASSETS

Investments:
   Fixed income securities, at market
      (cost:  2004 - $1,236,538; 2003 - $1,134,128)              $    1,275,619  $       1,164,166
   Marketable equity securities, at market
      (cost:  2004 - $16,369; 2003 - $12,007)                            16,382             12,002
   Short-term investments, at cost, which approximates market           620,180            518,482
   Other investments, at cost, which approximates fair value             17,306              8,696
                                                                 --------------  -----------------
      Total investments                                               1,929,487          1,703,346

Cash                                                                     25,382             96,416
Restricted cash and cash investments                                    182,009            210,301
Premium, claims and other receivables                                 1,007,745            899,031
Reinsurance recoverables                                                967,483            916,190
Ceded unearned premium                                                  302,916            291,591
Ceded life and annuity benefits                                          76,065             77,548
Deferred policy acquisition costs                                       122,471            106,943
Goodwill                                                                400,483            386,507
Other assets                                                            176,506            176,423
                                                                 --------------  -----------------

      TOTAL ASSETS                                               $    5,190,547  $       4,864,296
                                                                 ==============  =================

LIABILITIES

Loss and loss adjustment expense payable                         $    1,644,644  $       1,535,288
Life and annuity policy benefits                                         76,065             77,548
Reinsurance balances payable                                            298,786            296,916
Unearned premium                                                        649,060            592,311
Deferred ceding commissions                                              86,880             88,129
Premium and claims payable                                              814,663            745,559
Notes payable                                                           310,302            310,404
Accounts payable and accrued liabilities                                206,926            171,221
                                                                 --------------  -----------------

      Total liabilities                                               4,087,326          3,817,376

SHAREHOLDERS' EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized
  (shares issued and outstanding: 2004 - 64,437; 2003 - 63,964)          64,437             63,964
Additional paid-in capital                                              458,753            447,671
Retained earnings                                                       548,892            509,159
Accumulated other comprehensive income                                   31,139             26,126
                                                                 --------------  -----------------

      Total shareholders' equity                                      1,103,221          1,046,920
                                                                 --------------  -----------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $    5,190,547  $       4,864,296
                                                                 ==============  =================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                  Condensed Consolidated Statements of Earnings

                (unaudited, in thousands, except per share data)

                                                                           For the three months ended March 31,
                                                                               2004                 2003
                                                                        ------------------   ------------------
REVENUE

Net earned premium                                                      $          217,063   $          162,422
Fee and commission income                                                           43,843               25,652
Net investment income                                                               14,435               10,997
Net realized investment gain (loss)                                                    518                  (21)
Other operating income                                                               2,159                  894
                                                                        ------------------   ------------------
      Total revenue                                                                278,018              199,944

EXPENSE

Loss and loss adjustment expense, net                                              125,864              100,032
Operating expense:
   Policy acquisition costs, net                                                    43,219               31,963
   Compensation expense                                                             22,813               18,746
   Other operating expense                                                          15,379               13,099
                                                                        ------------------   ------------------
      Total operating expense                                                       81,411               63,808

Interest expense                                                                     2,212                1,682
                                                                        ------------------   ------------------
      Total expense                                                                209,487              165,522
                                                                        ------------------   ------------------
      Earnings from continuing operations before income tax provision               68,531               34,422
Income tax provision from continuing operations                                     23,729               12,082
                                                                        ------------------   ------------------
Earnings from continuing operations                                                 44,802               22,340
Earnings (loss) from discontinued operations, net of income
   taxes (benefit) of $(146) in 2004 and $740 in 2003                                 (234)               1,427
                                                                        ------------------   ------------------
      Net earnings                                                      $           44,568   $           23,767
                                                                        ==================   ==================
BASIC EARNINGS PER SHARE DATA:
Earnings from continuing operations                                     $             0.70   $             0.36
Earnings (loss) from discontinued operations                                         (0.01)                0.02
                                                                        ------------------   ------------------
      Net earnings                                                      $             0.69   $             0.38
                                                                        ==================   ==================
Weighted average shares outstanding                                                 64,249               62,637
                                                                        ==================   ==================
DILUTED EARNINGS PER SHARE DATA:
Earnings from continuing operations                                     $             0.68   $             0.36
Earnings from discontinued operations                                                --                    0.02
                                                                        ------------------   ------------------
      Net earnings                                                      $             0.68   $             0.38
                                                                        ==================   ==================
Weighted average shares outstanding                                                 65,416               63,335
                                                                        ==================   ==================
Cash dividends declared, per share                                      $            0.075   $            0.065
                                                                        ==================   ==================

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

      Condensed Consolidated Statements of Changes in Shareholders' Equity

                    For the three months ended March 31, 2004

                (unaudited, in thousands, except per share data)

                                                                                                Accumulated
                                                                 Additional                       other           Total
                                                    Common         paid-in       Retained      comprehensive   shareholders'
                                                    stock          capital       earnings         income         equity
                                                 -------------  -------------  -------------  --------------  --------------
BALANCE AS OF DECEMBER 31, 2003                  $      63,964  $     447,671  $     509,159  $       26,126  $    1,046,920

Net earnings                                                --             --         44,568              --          44,568
Other comprehensive income                                  --             --             --           5,013           5,013
                                                                                                              --------------
    Comprehensive income                                                                                              49,581

473 shares of common stock issued upon
  exercise of options, including tax benefit of
  $1,631                                                   473         11,082             --              --          11,555
Cash dividends declared, $0.075 per share                   --             --         (4,835)             --          (4,835)
                                                 -------------  -------------  -------------  --------------  --------------
    BALANCE AS OF MARCH 31, 2004                 $      64,437  $     458,753  $     548,892  $       31,139  $    1,103,221
                                                 =============  =============  =============  ==============  ==============

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

                 Condensed Consolidated Statements of Cash Flows

                (unaudited, in thousands, except per share data)

                                                                     For the three months ended March 31,
                                                                       2004                        2003
                                                                     ---------                  ---------
Cash flows from operating activities:
  Net earnings                                                       $  44,568                  $  23,767
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
      Change in premium, claims and other receivables                 (102,988)                   (62,217)
      Change in reinsurance recoverables                               (43,618)                   (47,032)
      Change in ceded unearned premium                                  (8,366)                   (24,431)
      Change in loss and loss adjustment expense payable                93,623                     78,921
      Change in reinsurance balances payable                                37                     28,835
      Change in unearned premium                                        27,632                     56,224
      Change in premium and claims payable, net of restricted cash      97,445                     39,880
      Depreciation and amortization expense                              3,390                      2,976
      Other, net                                                       (10,858)                     4,948
                                                                     ---------                  ---------
      Cash provided by operating activities                            100,865                    101,871

Cash flows from investing activities:
  Sales of fixed income securities                                     103,092                     95,229
  Maturity or call of fixed income securities                           33,116                     27,358
  Sales of equity securities                                               300                        983
  Change in short-term investments                                     (59,045)                  (148,199)
  Cost of securities acquired                                         (213,354)                  (164,237)
  Payments for purchase of subsidiaries, net of cash received          (43,307)                      --
  Other, net                                                             2,266                     (1,523)
                                                                     ---------                  ---------
      Cash used by investing activities                               (176,932)                  (190,389)

Cash flows from financing activities:
  Issuance of notes payable, net of costs                                 --                      134,845
  Sale of common stock                                                   9,924                      3,731
  Payments on notes payable                                                (91)                   (67,527)
  Dividends paid                                                        (4,800)                    (4,061)
                                                                     ---------                  ---------
      Cash provided by financing activities                              5,033                     66,988
                                                                     ---------                  ---------

      Net change in cash                                               (71,034)                   (21,530)

      Cash at beginning of period                                       96,416                     40,306
                                                                     ---------                  ---------

      CASH AT END OF PERIOD                                          $  25,382                  $  18,776
                                                                     =========                  =========

See Notes to Condensed Consolidated Financial Statements.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

                (unaudited, in thousands, except per share data)

(1)   GENERAL INFORMATION

      HCC Insurance Holdings, Inc. and its subsidiaries ("we," "us" and "our") provide specialized property and casualty and accident and health insurance coverages and related agency services to commercial customers. Our lines of business include group life, accident and health; diversified financial products (which includes directors' and officers' liability, errors and omissions, employment practices liability and surety); our London market account (which includes energy, marine, property and accident and health); aviation; and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

      Basis of Presentation

      The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which are, in our opinion, necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Included in 2003 net earnings is a charge of $3.9 million, or $0.06 per share, due to the cumulative effect on years prior to 2003 of our 2003 restatement to change our accounting for certain fee and commission income.

      During the third quarter of 2003, we completed one acquisition. The results of operations of this entity are included in our consolidated financial statements beginning on the effective date of the transaction. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2003 do not contain any activity generated by this entity.

      Income Tax

      For the three months ended March 31, 2004 and 2003, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the United States federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)   GENERAL INFORMATION, CONTINUED

      Stock Options

      We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled "Accounting for Stock Issued to Employees". All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. However, the Financial Accounting Standards Board has issued an exposure draft of a pronouncement that, if adopted in its present form, will require stock-based employee compensation to be deducted from net income beginning in 2005. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share if we had used the fair value method of SFAS No. 123 entitled "Accounting for Stock-Based Compensation".

                                                For the three months ended March 31,
                                                   2004                      2003
                                                ----------                ----------
Reported net earnings                           $   44,568                $   23,767
Stock-based compensation using the fair value
    method, net of income tax                       (1,220)                   (1,939)
                                                ----------                ----------
Pro forma net earnings                          $   43,348                $   21,828
                                                ==========                ==========
Reported basic earnings per share               $     0.69                $     0.38
Fair value stock-based compensation                  (0.02)                    (0.03)
                                                ----------                ----------
Pro forma basic earnings per share              $     0.67                $     0.35
                                                ==========                ==========
Reported diluted earnings per share             $     0.68                $     0.38
Fair value stock-based compensation                  (0.02)                    (0.04)
                                                ----------                ----------
Pro forma diluted earnings per share            $     0.66                $     0.34
                                                ==========                ==========

      Discontinued Operations

      In December 2003, we sold the business of our retail brokerage subsidiary HCC Employee Benefits, Inc. In the fourth quarter of 2003, we began reporting this business as discontinued operations and prior year financial information has been reclassified to reflect this presentation. Summarized financial data for discontinued operations for the three months ended March 31, 2004 and 2003 is shown below. Earnings before income tax provision exclude allocated general corporate overhead expenses of $0.4 million for 2003.

                                              For the three months ended March 31,
                                                    2004                 2003
                                              ---------------      ---------------
Revenue                                       $          (197)     $         4,449
Earnings (loss) before income tax provision              (380)               2,167

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(1)   GENERAL INFORMATION, CONTINUED

      Reclassifications

      Certain amounts in our 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on our net earnings, shareholders' equity or cash flows.

(2)   ACQUISITION

      On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California surety company specializing in court, specialty contract, license and permit bonds. American Contractors Indemnity Company will further expand our diversified financial products segment. We paid $46.9 million in cash. This business combination has been recorded using the purchase method of accounting. The results of operations of American Contractors Indemnity Company have been included in our consolidated financial statements beginning on the effective date of the transaction. We are still in the process of completing the purchase price allocation for this acquisition, as we are still gathering some of the information, including information related to litigation contingencies, needed to make the required calculations. Goodwill resulting from this acquisition will not be deductible for United States federal income tax purposes.

      The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the acquisition date.

                                                  January 31, 2004
                                                 ------------------
      Total investments                          $           87,719
      Premium, claims and other receivables                   5,726
      Reinsurance recoverables                                7,675
      Other policy related assets                            14,477
      Goodwill and intangible assets                         12,671
      All other assets                                        6,033
                                                 ------------------
           Total assets acquired                            134,301

      Loss and loss adjustment expense payable               15,733
      Unearned premium                                       29,117
      Other policy related liabilities                        1,833
      All other liabilities                                  40,709
                                                 ------------------
           Total liabilities                                 87,392
                                                 ------------------
           Net assets acquired                   $           46,909
                                                 ==================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(2)   ACQUISITION, CONTINUED

      The following unaudited pro forma summary presents information as if this acquisition had occurred at the beginning of 2004 and 2003 after giving effect to certain adjustments, including amortization of intangible assets, presumed interest expense from debt issued to fund the acquisition and income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies.

                                       For the three months ended March 31,
      Unaudited Pro forma Information      2004                   2003
      -------------------------------  -------------          -------------
      Revenue                            $282,352                $210,035
      Net earnings                         44,988                  24,893
      Basic earnings  per share              0.70                    0.40
      Diluted earnings  per share            0.69                    0.39

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

                                                                                       Loss and Loss
                                                        Written           Earned         Adjustment
                                                        Premium          Premium          Expense
                                                    ---------------  ---------------  -------------------
       For the three months ended March 31, 2004:

       Direct business                              $       371,961  $       358,079  $       211,108
       Reinsurance assumed                                   87,620           74,226           57,989
       Reinsurance ceded                                   (223,626)        (215,242)        (143,233)
                                                    ---------------  ---------------  ---------------
             NET AMOUNTS                            $       235,955  $       217,063  $       125,864
                                                    ===============  ===============  ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)   REINSURANCE, CONTINUED

                                                                       Loss and Loss
                                              Written       Earned       Adjustment
                                              Premium      Premium        Expense
                                             ---------    ---------    -------------
For the three months ended March 31, 2003:

Direct business                              $ 296,780    $ 255,871    $     167,216
Reinsurance assumed                             82,668       61,948           51,827
Reinsurance ceded                             (186,947)    (155,397)        (119,011)
                                             ---------    ---------    -------------
      NET AMOUNTS                            $ 192,501    $ 162,422    $     100,032
                                             =========    =========    =============

The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

                                                                 March 31, 2004       December 31, 2003
                                                              -------------------    -------------------
Reinsurance recoverable on paid losses                        $           100,619    $           101,013
Reinsurance recoverable on outstanding losses                             443,069                425,609
Reinsurance recoverable on incurred but not reported losses               439,300                404,479
Reserve for uncollectible reinsurance                                     (15,505)               (14,911)
                                                              -------------------    -------------------
      TOTAL REINSURANCE RECOVERABLES                          $           967,483    $           916,190
                                                              ===================    ===================

Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

                            March 31, 2004      December 31, 2003
                          ------------------    -----------------
Payables to reinsurers    $          433,872    $         393,214
Letters of credit                    208,350              195,329
Cash deposits                         28,269               11,195
                          ------------------    -----------------
      TOTAL CREDITS       $          670,491    $         599,738
                          ==================    =================

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(3)   REINSURANCE, CONTINUED

      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

                                                                 March 31, 2004      December 31, 2003
                                                              --------------------  -------------------
Loss and loss adjustment expense payable                      $         1,644,644   $         1,535,288
Reinsurance recoverable on outstanding losses                            (443,069)             (425,609)
Reinsurance recoverable on incurred but not reported losses              (439,300)             (404,479)
                                                              -------------------   -------------------
      NET LOSS AND LOSS ADJUSTMENT EXPENSE PAYABLE            $           762,275   $           705,200
                                                              ===================   ===================

Unearned premium                                              $           649,060   $           592,311
Ceded unearned premium                                                   (302,916)             (291,591)
                                                              -------------------   -------------------
      NET UNEARNED PREMIUM                                    $           346,144   $           300,720
                                                              ===================   ===================

Deferred policy acquisition costs                             $           122,471   $           106,943
Deferred ceding commissions                                               (86,880)              (88,129)
                                                              -------------------   -------------------
      NET DEFERRED POLICY ACQUISITION COSTS                   $            35,591   $            18,814
                                                              ===================   ===================

      We have a reserve of $15.5 million as of March 31, 2004 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

      Certain reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We generally expect to collect the full amounts recoverable and, if necessary, we may seek collection through judicial or arbitration proceedings.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION

      The performance of each segment is evaluated based upon net earnings and is calculated after tax and after all corporate expense and purchase price allocations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. In December 2003, we sold our retail brokerage subsidiary that was a significant portion of our intermediary segment. As a result, operationally we have combined the underwriting agency and intermediary segments (excluding the former retail brokerage subsidiary, which is now shown as discontinued operations) to form the agency segment, and we have reflected this change in our 2003 presentation.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                      Insurance                      Other
                                                       Company        Agency       Operations     Corporate         Total
                                                      ----------------------------------------------------------------------
For the three months ended March 31, 2004

Revenue:
   Domestic                                           $  189,901    $   18,987     $    2,154     $      398      $  211,440
   Foreign                                                53,796        12,782             --             --          66,578
   Inter-segment                                              --        21,696             --             --          21,696
                                                      ----------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                           $  243,697    $   53,465     $    2,154     $      398      $  299,714
                                                      ======================================================

   Inter-segment revenue                                                                                             (21,696)
                                                                                                                  ----------

      CONSOLIDATED TOTAL REVENUE                                                                                  $  278,018
                                                                                                                  ==========
Net earnings:
   Domestic                                           $   24,630    $    6,896     $    1,193     $     (731)     $   31,988
   Foreign                                                 8,890         5,191             --             --          14,081
                                                      ----------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS (LOSS)               $   33,520    $   12,087     $    1,193     $     (731)     $   46,069
                                                      ======================================================
     Inter-segment eliminations                                                                                       (1,267)
     Loss from discontinued operations                                                                                  (234)
                                                                                                                  ----------

      CONSOLIDATED NET EARNINGS                                                                                   $   44,568
                                                                                                                  ==========
Other items:
   Net investment income                              $   13,353    $      840     $       89     $      153      $   14,435
   Depreciation and amortization                             811         2,435            126             18           3,390
   Interest expense (benefit)                                348         2,040            190           (366)          2,212
   Capital expenditures                                      853           131              4            641           1,629

   Income tax provision  (benefit)                        15,722         8,200            418            617          24,957
   Inter-segment eliminations                                                                                         (1,228)
                                                                                                                  ----------
      CONSOLIDATED INCOME TAX PROVISION FROM CONTINUING OPERATIONS                                                $   23,729
                                                                                                                  ==========

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

                                                  Insurance                      Other
                                                   Company        Agency       Operations      Corporate        Total
                                               ------------------------------------------------------------------------
For the three months ended March 31, 2003:

Revenue:
   Domestic                                    $       137,236   $  11,040     $      447      $       1      $ 148,724
   Foreign                                              44,322       6,898             --             --         51,220
   Inter-segment                                            --      26,994             --             --         26,994
                                               ------------------------------------------------------------------------
      TOTAL SEGMENT REVENUE                    $       181,558   $  44,932     $      447      $       1        226,938
                                               =========================================================
   Inter-segment revenue                                                                                        (26,994)
                                                                                                              ---------

      CONSOLIDATED TOTAL REVENUE                                                                              $ 199,944
                                                                                                              =========

Net earnings:
   Domestic                                    $        15,973   $   9,121     $     (590)     $    (219)     $  24,285
   Foreign                                               3,387       2,328             --             --          5,715
                                               ------------------------------------------------------------------------
      TOTAL SEGMENT NET EARNINGS (LOSS)        $        19,360   $  11,449     $     (590)     $    (219)        30,000
                                               =========================================================
     Inter-segment eliminations                                                                                  (7,660)
     Earnings from discontinued operations                                                                        1,427
                                                                                                              ---------

      CONSOLIDATED NET EARNINGS                                                                               $  23,767
                                                                                                              =========
Other items:
   Net investment income                       $        10,030   $     932     $        4      $      31      $  10,997
   Depreciation and amortization (1)                       821       1,636            239            239          2,935
   Interest expense (benefit)                                9       2,450            193           (970)         1,682
   Capital expenditures (1)                                440         748             --            265          1,453

   Income tax provision  (benefit)                       8,761       7,274           (282)           758         16,511
   Inter-segment eliminations                                                                                    (4,429)
                                                                                                              ---------
      CONSOLIDATED INCOME TAX PROVISION FROM CONTINUING OPERATIONS                                            $  12,082
                                                                                                              =========

(1) Excludes immaterial amounts related to discontinued operations.

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(4)   SEGMENT AND GEOGRAPHIC INFORMATION, CONTINUED

      The following tables present selected revenue items by line of business for the periods indicated:

                                           For the three months ended March 31,
                                               2004                   2003
                                           -------------          -------------
      Group life, accident and health      $      79,389          $      71,983
      Diversified financial products              56,399                 18,306
      London market account                       26,114                 29,376
      Aviation                                    24,269                 23,882
      Other specialty lines of business           12,571                     54
                                           -------------          -------------
                                                 198,742                143,601
      Discontinued lines of business              18,321                 18,821
                                           -------------          -------------

         NET EARNED PREMIUM                $     217,063          $     162,422
                                           =============          =============

      Group life, accident and health      $      12,992          $      15,479
      Property and casualty                       30,851                 10,173
                                           -------------          -------------
        FEE AND COMMISSION INCOME          $      43,843          $      25,652
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

      The following table provides a reconciliation of the denominators used in the earnings per share calculations:

                                                                             For the three months ended March 31,
                                                                                    2004                     2003
                                                                             ---------------      ---------------
      Net earnings                                                           $        44,568      $        23,767
                                                                             ===============      ===============
      Weighted average common shares outstanding                                      64,249               62,637
      Additional dilutive effect of outstanding options
         (as determined by the application of the treasury stock method)               1,167                  698
                                                                             ---------------      ---------------
         Weighted average common shares and potential
            common shares outstanding                                                 65,416               63,335
                                                                             ===============      ===============
      Anti-dilutive shares not included in computation                                    --                2,218
                                                                             ===============      ===============

                  HCC Insurance Holdings, Inc. and Subsidiaries

              Notes to Condensed Consolidated Financial Statements

           (unaudited, in thousands, except per share data, continued)

(6)   SUPPLEMENTAL INFORMATION

      Supplemental information for the three months ended March 31, 2004 and 2003, is summarized below:

                                                                2004                 2003
                                                          ----------------     ----------------
Interest paid                                             $          3,270     $          2,431
Income tax paid                                                     31,558                5,931
Comprehensive income                                                49,581               22,944
Ceding commissions netted with policy acquisition costs             29,892               24,379

(7)   COMMITMENTS AND CONTINGENCIES

      We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. A subsidiary has been named along with several other defendants in legal proceedings by certain of the insurance company members of a discontinued workers' compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and legal advice received, we do not believe the resolution of any of these matters, some of which include allegations of damages in material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We primarily receive our revenue from earned premium derived from our insurance company operations, fee and commission income generated by our agency operations, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) earned by our insurance company subsidiaries, investment income from all of our operations and other operating income. Our core underwriting activities involve providing group life, accident and health, diversified financial products, London market account, aviation and other specialty lines of business, each of which is marketed by our insurance companies and our agencies either directly to customers or through a network of agents, third party administrators and brokers.

The results of operations of Surety Associates Holding Co., Inc. and its subsidiary American Contractors Indemnity Company, which were acquired in the first quarter of 2004, and Covenant Underwriters Limited and Continental Underwriters Limited, which were acquired in the third quarter of 2003, are included in our condensed consolidated financial statements beginning on the effective date of their acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2003 do not include the operations of these companies. Amounts related to these acquired subsidiaries included in our 2004 condensed consolidated statement of earnings include revenue of $9.6 million and net earnings of $0.9 million.

Results of Operations

The following table sets forth the relationships of certain income statement items as a percent of total revenue for the three months ended March 31, 2004 and 2003:

                                           2004    2003
                                          -----   -----
Net earned premium                         78.1%   81.2%
Fee and commission income                  15.7    12.8
Net investment income                       5.2     5.5
Net realized investment gain                0.2      --
Other operating income                      0.8     0.5
                                          -----   -----
  Total revenue                           100.0   100.0
Loss and loss adjustment expense, net      45.3    50.0
Total operating expense                    29.3    31.9
Interest expense                            0.8     0.9
                                          -----   -----
  Earnings from continuing operations
       before income tax provision         24.6    17.2
Income tax provision                        8.5     6.0
                                          -----   -----
  Earnings from continuing operations      16.1%   11.2%
                                          =====   =====

Three months ended March 31, 2004 versus three months ended March 31, 2003

Total revenue increased 39% to $278.0 million for 2004 driven by significant increases in net earned premium, fee and commission income and investment income. Most of this growth was organic as only a relatively small amount, $9.6 million, came from subsidiaries acquired in the past year. We expect revenue growth to continue in 2004 and into 2005.

 Fee and commission income increased 71% to $43.8 million in 2004 due principally to organic growth in our agency subsidiaries. Additionally, 2003 fee and commission income included a charge of $6.5 million due to the cumulative effect on years prior to 2003 of our 2003 restatement to change our accounting for certain fee and commission income. The table below shows the composition of fee and commission income for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                                                    2004               2003
                                                -------------     --------------
Continuing subsidiaries, excluding 2003 charge   $     42,055     $       32,180
Subsidiaries acquired during past year                  1,788                 --
2003 charge                                                --             (6,528)
                                                -------------     --------------
         Total fee and commission income        $      43,843     $       25,652
                                                =============     ==============

Net investment income increased 31% to $14.4 million in 2004. This increase was due to higher investment assets, which increased to $1.9 billion as of March 31, 2004 compared to $1.7 billion as of December 31, 2003 and $1.3 billion as of March 31, 2003, resulting from significant cash flow from operations and the acquisition of American Contractors Indemnity Company in January 2004. Net investment income increased despite low yields on our fixed income and short-term investments. We expect investment assets to continue to increase and produce additional growth in investment income in 2004. If market interest rates were to rise, the growth in investment income would be expected to accelerate as our current portfolio has a relatively short duration and would become available to be invested on a longer-term basis to take advantage of higher rates. Our weighted average tax equivalent yield was 3.7% in 2004 and 3.9% in 2003. As of March 31, 2004, the weighted average duration of our fixed income portfolio was
3.96 years and the weighted average maturity was 4.76 years.

Compensation expense increased as staffing levels have increased from the prior year. However, the increase in compensation is not as great as the increase in revenue resulting in higher margins and increased net earnings. Compensation expense for the three months ended March 31, 2004 and 2003 (amounts in thousands) and the number of employees as of March 31 of each year are shown below:

                                                 2004         2003
                                             -----------   -----------
Continuing subsidiaries                      $    20,970   $    18,746
Subsidiaries acquired during past year             1,843            --
                                             -----------   -----------
     Total compensation expense              $    22,813   $    18,746
                                             ===========   ===========

                                                 2004          2003
                                             -----------   -----------
Continuing subsidiaries                            1,119         1,052
Subsidiaries acquired during past year               176            --
Subsidiaries sold during past year                    --            54
                                             -----------   -----------
     Total number of employees                     1,295         1,106
                                             ===========   ===========

Other operating expense increased during 2004 compared to 2003, principally as a result of acquisitions made in 2004 and 2003.

Interest expense was $2.2 million in 2004 compared to $1.7 million in 2003. The increase is due to interest on our 1.3% convertible notes, which were issued on March 31, 2003.

Income tax expense from continuing operations was $23.7 million in 2004 compared to $12.1 million in 2003. Our effective tax rate was 34.6% in 2004 compared to 35.1% in 2003. We expect an incremental decrease to our income tax rate in 2004 compared to 2003 as a higher percentage of our expected pre-tax income will not be subject to U.S. state income taxes.

Net earnings increased 88% to $44.6 million, or $0.68 per diluted share, in 2004 from $23.8 million, or $0.38 per diluted share, in 2003. Growth in net earned premium, fee and commission income and investment income and continuing favorable underwriting results increased 2004 net earnings. Also included in 2003 net earnings is a charge of $3.9 million, or $0.06 per share, due to the cumulative effect on years prior to 2003 of our 2003 restatement to change our accounting for certain fee and commission income.

At March 31, 2004, total assets were $5.2 billion, shareholders' equity was $1.1 billion and book value per share was $17.12, up from $16.37 as of December 31, 2003.

SEGMENTS

Insurance Companies

The following table sets forth certain premium revenue information for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                                  2004              2003
                              --------------    --------------
Direct                        $      371,961    $      296,780
Reinsurance assumed                   87,620            82,668
                              --------------    --------------
  Gross written premium              459,581           379,448
Reinsurance ceded                   (223,626)         (186,947)
                              --------------    --------------
  Net written premium                235,955           192,501
Change in unearned premium           (18,892)          (30,079)
                              --------------    --------------
  Net earned premium          $      217,063    $      162,422
                              ==============    ==============

The following tables provide information by line of business (amounts in thousands):

                                               Gross      Percentage         Net         Percentage         Net         Percentage
                                              written     change from      written       change from      earned       change from
                                              premium     prior year       premium       prior year       premium       prior year
                                            -----------   -----------   ------------     -----------   ------------    -----------
For the three months ended March 31, 2004:

Group life, accident and health             $   146,654        5%       $     77,967          2%      $      79,389        10%
Diversified financial products                  170,866       59              71,508        115              56,399       208
London market accounts                           56,700       (7)             32,717        (12)             26,114       (11)
Aviation                                         43,133       (3)             20,950          1              24,269         2
Other specialty lines of  business               31,020       nm              18,905         nm              12,571        nm
                                            -----------   -----------   ------------     -----------  -------------    -----------
                                                448,373       27             222,047         33             198,742        38
Discontinued lines of business                   11,208       nm              13,908         nm              18,321        nm
                                            -----------   -----------   ------------     -----------  -------------    -----------
       TOTALS                               $   459,581       21%       $    235,955         23%      $     217,063        34%
                                            ===========   ===========   ============     ===========  =============    ===========

For the three months ended March 31, 2003:

Group life, accident and health             $   139,320                 $     76,185                  $      71,983
Diversified financial products                  107,320                       33,307                         18,306
London market accounts                           60,718                       37,232                         29,376
Aviation                                         44,531                       20,679                         23,882
Other specialty lines of  business                1,464                           39                             54
                                            -----------                 ------------                  -------------
                                                353,353                      167,442                        143,601
Discontinued lines of business                   26,095                       25,059                         18,821
                                            -----------                 ------------                  -------------
       TOTALS                               $   379,448                 $    192,501                  $     162,422
                                            ===========                 ============                  =============

nm - Not meaningful.

Gross written premium increased 21% to $459.6 million in the first quarter of 2004. Net written premium increased 23% to $236.0 million and net earned premium increased 34% to $217.1 million, both due principally to the growth in gross written premium and increased retentions in some areas. The increase in premium is expected to continue throughout 2004 and into 2005. The growth in gross written premium results principally from the following factors:

      - The largest growth was in our diversified financial products line of business. Within this line of business, directors' and officers' liability and professional indemnity insurance written in the United States and internationally continued to show accelerated growth due to higher premium rates, increased new business and higher renewal percentages. Surety business increased due to our acquisition of American Contractors Indemnity Company on January 31, 2004.

      - Our other specialty lines of business also increased significantly due to new business activities commenced during the past year. These activities include underwriting of marine insurance on the Gulf Coast of the United States, our quota-share reinsurance participation in a book of surplus lines insurance and our participation in a Lloyds syndicate writing UK liability insurance.

      - Our London market account experienced somewhat reduced premium writings due to more selective underwriting of property business, particularly risks located in the United States, as premium rates softened.

      - We recently determined to cease writing certain accident and health reinsurance business previously included in our other specialty lines of business. Amounts related to this business, which are now included in our discontinued lines of business, are gross written premium of $11.5 million in 2004 and $19.4 million in 2003; net written premium of $12.0 million in 2004 and $17.4 million in 2003; and net earned premium of $15.3 million in 2004 and $9.5 million in 2003. This business is expected to run off profitably.


The table below shows the composition of net incurred loss and loss adjustment expense for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                                                 2004                         2003
                                    ------------------------------  -------------------------
                                       Amount         Loss Ratio         Amount    Loss Ratio
                                    -------------   --------------  -------------  ----------
Deficiency                          $       2,153       1.0%        $       1,295     0.8%
All other incurred loss and
   loss adjustment expense                123,711      57.0                98,737    60.8
                                    -------------   --------------  -------------  ------
       Net incurred loss and loss
         adjustment expense         $     125,864      58.0%        $     100,032    61.6%
                                    =============   ==============  =============  ======

Our net loss and loss expense deficiency was $2.2 million for 2004 compared to a deficiency of $1.3 million in 2003. We continue to benefit from disciplined underwriting in a hard insurance market. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses. Our gross loss ratio was 62.2% for 2004 compared to 68.9% for 2003. During the first quarter of 2003, we increased gross losses by $15.0 million on certain accident and health business included in the discontinued line of business. This had the effect of increasing our gross loss ratio by 4.7%. Since these contracts were substantially reinsured, the effect on our net losses was not material.

The following table provides comparative net loss ratios by line of business for the three months ended March 31, 2004 and 2003 (amounts in thousands):

                                          2004               2003
                                    ---------------   -------------------
                                      Net      Net      Net      Net
                                    earned    loss    earned    loss
                                    premium   ratio   premium   ratio
                                    --------  -----   --------  -----
Group life, accident and health     $ 79,389   62.9%  $ 71,983   63.6%
Diversified financial products        56,399   46.3     18,306   43.7
London market accounts                26,114   29.6     29,376   42.2
Aviation                              24,269   62.5     23,882   65.5
Other specialty lines of business     12,571   61.2         54   44.4
                                    --------  -----   --------  -----
                                     198,742   53.6    143,601   57.0
Discontinued lines of business        18,321  105.2     18,821   96.8
                                    --------  -----   --------- -----
             TOTALS                 $217,063   58.0%  $162,422   61.6%
                                    ========          ========

                Expense ratio                  25.3              27.2
                                              -----             -----
                Combined ratio                 83.3%             88.8%
                                              =====             =====

Comments on significant changes in the comparative net loss ratios by line of business are attributed to the following:

      - London market accounts -- Underwriting results generally improved in this line of business. Both quarters have been affected by reserve redundancies following our ongoing review of outstanding claims.

      - Other specialty lines -- The current loss activity reflected is as expected and is due to new business activities commenced during the past year.

      - Discontinued lines of business -- Both years have been affected by reserve additions resulting from our ongoing review of outstanding claims. Additionally, given the limited amount of earned premium on this line of business, a minor adjustment to the reserves can significantly impact the loss ratio.

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $43.2 million during the first quarter of 2004, from $32.0 million in the same period in 2003. This increase is due to and proportional to the increase in net earned premium. Although operating expenses increased as our revenues expanded, they increased in a smaller percentage than revenues and thus our expense ratio declined from 27.2% in 2003 to 25.3% in 2004.

Net earnings of our insurance companies increased 73% to $33.5 million in 2004 due to increased premium volume, continuing profitable underwriting results, a lower expense ratio and increased investment income. We expect this growth to continue through 2005. Our increasingly profitable underwriting results are reflected in a 2004 combined ratio of 83.3% compared to 88.8% in 2003.

Agency

Revenue from our agency segment increased 19% to $53.5 million in 2004. This results primarily from higher premium rates, increased new business and higher renewal percentages. Subsidiaries acquired during 2003 accounted for $2.5 million of the increased revenue. Net earnings of our agency segment increased 6% to $12.1 million in 2004 for the same reasons. Higher corporate cost allocations in 2004 caused the increase in segment net earnings to be less than the comparable increase in segment revenue. We expect continued improvement in this segment during the remainder of 2004.

Other Operations

The increase in the revenue in this segment in 2004 is primarily due to income from strategic investments and securities trading activities. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions of such investments in any given period.

Liquidity and Capital Resources

We receive substantial cash from premiums, reinsurance recoverables, fee and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments and other assets. Our principal cash outflows are for the payment of claims and loss adjustment expenses, payment of premiums to reinsurers, purchases of investments, debt service, policy acquisition costs, operating expenses, income and other taxes and dividends. Variations in operating cash flows can occur due to timing differences in either the payment of claims and the collection of related recoverables or the collection of receivables and the payment of related payable amounts.

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $155.1 million, or 9%, during the first quarter of 2004 and totaled $2.0 billion as of March 31, 2004, of which $645.6 million was cash and short-term investments. The increase resulted primarily from operating cash flows and the acquisition of American Contractors Indemnity Company. During the first quarter of 2004, due primarily to changes in market interest rates, the net after tax unrealized gain on our investments recorded in other comprehensive income increased $7.9 million. However, during the month of April we estimate that our net after tax unrealized gain decreased approximately $14.8 million, again primarily due to changes in market interest rates.

We have filed registration statements with the United States Securities and Exchange Commission, which provide shelf registrations for an aggregate of $750.0 million of our securities, of which we have $625.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.

Notes payable as of March 31, 2004 and December 31, 2003 are shown in the table below (amounts in thousands):

                                     2004               2003
                                ---------------    ---------------
1.3% Convertible notes          $       125,000    $       125,000
2% Convertible notes                    172,451            172,451
Other debt                               12,851             12,953
                                ---------------    ---------------
         Total notes payable    $       310,302    $       310,404
                                ===============    ===============
Debt to total capital                      22.0%              22.9%
                                ===============    ===============

Our $200.0 million Revolving Loan Facility, which had no outstanding borrowings as of March 31, 2004, expires on December 17, 2004. We expect to replace the facility with another facility.

Holders of our 2% Convertible Notes due in 2021 may require us to repurchase the notes at par on September 1, 2004. Because the recent market price of these notes ($114.25 as of March 31, 2004) is significantly in excess of the par value, we do not expect that a significant portion of the notes will be tendered for repurchase. In the event that any such notes are tendered for repurchase we would expect to use funds from our revolving loan facility to repurchase the notes for cash.

The following table shows the composition of our gross, ceded and net reserves at the respective balance sheet dates (amounts in thousands):

                                                                Gross               Ceded                 Net
                                                            --------------      --------------      -------------
As of March 31, 2004:
Reported losses                                             $      864,182      $      443,069      $     421,113
Incurred but not reported loss                                     780,462             439,300            341,162
                                                            --------------      --------------      -------------
     Total loss and loss adjustment expense payable         $    1,644,644      $      882,369      $     762,275
                                                            ==============      ==============     ==============
As of December 31, 2003:
Reported losses                                             $      791,322      $      425,609      $     365,713
Incurred but not reported loss                                     743,966             404,479            339,487
                                                            --------------      --------------      -------------
     Total loss and loss adjustment expense payable         $    1,535,288      $      830,088      $     705,200
                                                            ==============      ==============     ==============

Reserves and recoverables continue to grow primarily due to our large account directors' and officers' liability business. These claims have a longer duration and tend to be more highly reinsured than our other lines of business due to their potential volatility.

We have a reserve of $15.5 million as of March 31, 2004 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Certain reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which we are a party. Such delays have affected, although not materially to date, the investment income of our insurance companies, but not to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We generally expect to collect the full amounts recoverable and, if necessary, we may seek collection through judicial or arbitration proceedings.

We believe that our operating cash flows, short-term investments, bank facility and shelf registrations on file with the United States Securities and Exchange Commission will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. "Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

a. Evaluation of disclosure controls and procedures.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

b. Changes in internal controls.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which we believe have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings which relate to disputes over contractual relationships with third parties, or which involve alleged errors and omissions on the part of our subsidiaries. A subsidiary has been named along with several other defendants in legal proceedings by certain of the insurance company members of a discontinued workers' compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action. Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and legal advice received, we do not believe the resolution of any of these matters, some of which include allegations of damages in material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 6.     Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  31.1  Certification by Chief Executive Officer.

                  31.2  Certification by Chief Financial Officer.

                  32.1  Certification with respect to quarterly report.

            (b)   Reports on Form 8-K

                  On February 19, 2004, we furnished on Form 8-K our announcement of financial results for the fourth quarter and full year of 2003.

                  On February 23, 2004, we furnished on Form 8-K the text material used for presentations at various investor conferences.

                  On March 1, 2004, we furnished on Form 8-K the text materials used for presentations at various investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       HCC Insurance Holdings, Inc.
                              --------------------------------------------------
                                               (Registrant)

 May 6, 2004                            /s/ Stephen L. Way
-------------------           --------------------------------------------------
          (Date)                  Stephen L. Way, Chairman of the Board,
                                  Chief Executive Officer and President

 May 6, 2004                           /s/ Edward H. Ellis, Jr.
-------------------           --------------------------------------------------
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