Form 10-Q
period 2004-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-08-09
CIK 888919

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2004.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number 001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

(713) 690-7300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes       ☑                      No       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Act).

Yes       ☑                      No       ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

On July 30, 2004, there were approximately 64.7 million shares of common stock, $1.00 par value issued and outstanding.

HCC INSURANCE HOLDINGS, INC.
INDEX

This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share data)

	June 30, 2004	December 31, 2003
ASSETS
Investments:
Fixed income securities, at market (cost: 2004 — $1,395,833; 2003 — $1,134,128)	$1,401,867	$1,164,166
Marketable equity securities, at market (cost: 2004 — $12,007; 2003 — $12,007)	12,055	12,002
Short-term investments, at cost, which approximates market	570,024	518,482
Other investments, at cost, which approximates fair value	17,506	8,696

Total investments	2,001,452	1,703,346

Cash	37,968	96,416
Restricted cash and cash investments	188,087	210,301
Premium, claims and other receivables	969,851	899,031
Reinsurance recoverables	985,677	916,190
Ceded unearned premium	301,193	291,591
Ceded life and annuity benefits	75,412	77,548
Deferred policy acquisition costs	136,584	106,943
Goodwill	400,795	386,507
Other assets	188,255	176,423

Total assets	$5,285,274	$4,864,296

LIABILITIES
Loss and loss adjustment expense payable	$1,720,050	$1,535,288
Life and annuity policy benefits	75,412	77,548
Reinsurance balances payable	269,842	296,916
Unearned premium	705,572	592,311
Deferred ceding commissions	88,311	88,129
Premium and claims payable	797,450	745,559
Notes payable	322,396	310,404
Accounts payable and accrued liabilities	177,551	171,221

Total liabilities	4,156,584	3,817,376

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2004 — 64,643; 2003 — 63,964)	64,643	63,964
Additional paid-in capital	463,937	447,671
Retained earnings	590,458	509,159
Accumulated other comprehensive income	9,652	26,126

Total shareholders’ equity	1,128,690	1,046,920

Total liabilities and shareholders’ equity	$5,285,274	$4,864,296

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(unaudited, in thousands, except per share data)

	For the six months ended June 30,		For the three months ended June 30,
	2004	2003	2004	2003
REVENUE
Net earned premium	$469,133	$345,914	$252,070	$183,492
Fee and commission income	89,945	63,715	46,102	38,063
Net investment income	29,402	22,865	14,967	11,868
Net realized investment gain	569	184	51	205
Other operating income	6,239	5,134	4,080	4,240

Total revenue	595,288	437,812	317,270	237,868
EXPENSE
Loss and loss adjustment expense, net	273,762	220,112	147,898	120,080
Operating expense:
Policy acquisition costs, net	98,641	65,964	55,422	34,001
Compensation expense	46,438	38,611	23,625	19,865
Other operating expense	33,175	26,038	17,796	12,939

Total operating expense	178,254	130,613	96,843	66,805
Interest expense	3,958	3,596	1,746	1,914

Total expense	455,974	354,321	246,487	188,799

Earnings from continuing operations before income tax provision	139,314	83,491	70,783	49,069
Income tax provision from continuing operations	48,132	30,037	24,403	17,955

Earnings from continuing operations	91,182	53,454	46,380	31,114
Earnings (loss) from discontinued operations, net of income taxes (benefit) of $(110), $1,905, $36 and $1,165	(199)	3,281	35	1,854

Net earnings	$90,983	$56,735	$46,415	$32,968

Basic earnings per share data:
Earnings from continuing operations	$1.42	$0.85	$0.72	$0.49
Earnings (loss) from discontinued operations	(0.01)	0.05	—	0.03

Net earnings	$1.41	$0.90	$0.72	$0.52

Weighted average shares outstanding	64,399	62,753	64,538	62,867

Diluted earnings per share data:
Earnings from continuing operations	$1.39	$0.84	$0.71	$0.49
Earnings from discontinued operations	—	0.05	—	0.03

Net earnings	$1.39	$0.89	$0.71	$0.52

Weighted average shares outstanding	65,557	63,667	65,686	63,990

Cash dividends declared, per share	$0.15	$0.13	$0.075	$0.065

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

For the six months ended June 30, 2004

(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders'
	stock	capital	earnings	income	equity
Balance as of December 31, 2003	$63,964	$447,671	$509,159	$26,126	$1,046,920
Net earnings	—	—	90,983	—	90,983
Other comprehensive loss	—	—	—	(16,474)	(16,474)

Comprehensive income					74,509
645 shares of common stock issued upon exercise of options, including tax benefit of $2,715	645	15,140	—	—	15,785
34 shares of common stock issued to acquire strategic investment	34	1,126	—	—	1,160
Cash dividends declared, $0.15 per share	—	—	(9,684)	—	(9,684)

Balance as of June 30, 2004	$64,643	$463,937	$590,458	$9,652	$1,128,690

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands, except per share data)

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net earnings	$90,983	$56,735	$46,415	$32,968
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(65,155)	(169,946)	37,833	(107,729)
Change in reinsurance recoverables	(64,772)	(64,084)	(21,154)	(17,052)
Change in ceded unearned premium	(6,642)	(65,813)	1,724	(41,382)
Change in loss and loss adjustment expense payable	169,225	149,833	75,602	70,912
Change in reinsurance balances payable	(28,803)	64,265	(28,840)	35,430
Change in unearned premium	86,183	166,720	58,551	110,496
Change in premium and claims payable, net of restricted cash	74,105	58,845	(23,340)	18,965
Depreciation and amortization expense	7,368	5,564	3,978	2,588
Other, net	(48,858)	(2,847)	(38,000)	(7,795)

Cash provided by operating activities	213,634	199,272	112,769	97,401
Cash flows from investing activities:
Sales of fixed income securities	133,694	123,181	30,602	27,952
Maturity or call of fixed income securities	72,340	69,086	39,224	41,728
Sales of equity securities	4,671	1,165	4,371	182
Other proceeds	—	16,846	—	16,846
Change in short-term investments	(8,807)	(89,563)	50,238	58,636
Cost of securities acquired	(406,263)	(407,875)	(192,909)	(243,638)
Payments for purchase of subsidiaries, net of cash received	(71,038)	(4,079)	(27,731)	(4,079)
Other, net	72	(3,135)	(2,194)	(1,612)

Cash used by investing activities	(275,331)	(294,374)	(98,399)	(103,985)
Cash flows from financing activities:
Issuance of notes payable, net of costs	2,000	134,845	2,000	—
Sale of common stock	13,070	11,969	3,146	8,238
Payments on notes payable	(2,185)	(67,622)	(2,094)	(95)
Dividends paid	(9,636)	(8,137)	(4,836)	(4,076)

Cash provided (used) by financing activities	3,249	71,055	(1,784)	4,067

Net change in cash	(58,448)	(24,047)	12,586	(2,517)
Cash at beginning of period	96,416	40,306	25,382	18,776

Cash at end of period	$37,968	$16,259	$37,968	$16,259

See Notes to Condensed Consolidated Financial Statements

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data)

(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (“we,” “us” and “our”) provide specialized property and casualty, surety and accident and health insurance coverages and related agency and brokerage services to commercial customers. Our lines of business include group life, accident and health; diversified financial products (which includes directors’ and officers’ liability, errors and omissions, employment practices liability and surety); our London market account (which includes energy, marine, property and accident and health); aviation; and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

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

During the third quarter of 2003, we completed one acquisition. The results of operations of this entity are included in our consolidated financial statements beginning on the effective date of the transaction. Thus, our condensed consolidated statements of earnings and cash flows for the six months and three months ended June 30, 2003 do not contain any activity generated by this entity. See Note (2) for discussion of our 2004 acquisition.

In the second quarter of 2004, we completed our annual assessment of the impairment of goodwill. Based upon this test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

Income Tax

For the six months and three months ended June 30, 2004 and 2003, the income tax provision has been calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the United States federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Stock Options

We account for stock options granted to employees using the intrinsic value method of APB Opinion No. 25 entitled “Accounting for Stock Issued to Employees”. All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Because of that, no stock-based employee compensation cost is reflected in our reported net income. However, the Financial Accounting Standards Board has issued an exposure draft of a pronouncement that, if adopted in its present form, will require stock-based employee compensation to be deducted from net income beginning in 2005. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share if we had used the fair value method of SFAS No. 123 entitled “Accounting for Stock-Based Compensation”.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Reported net earnings	$90,983	$56,735	$46,415	$32,968
Stock-based compensation using fair value method, net of income tax	(2,453)	(3,871)	(1,233)	(1,932)

Pro forma net earnings	$88,530	$52,864	$45,182	$31,036

Reported basic earnings per share	$1.41	$0.90	$0.72	$0.52
Fair value stock-based compensation	(0.04)	(0.06)	(0.02)	(0.03)

Pro forma basic earnings per share	$1.37	$0.84	$0.70	$0.49

Reported diluted earnings per share	$1.39	$0.89	$0.71	$0.52
Fair value stock-based compensation	(0.04)	(0.06)	(0.02)	(0.03)

Pro forma diluted earnings per share	$1.35	$0.83	$0.69	$0.49

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Discontinued Operations

In December 2003, we sold the business of our retail brokerage subsidiary HCC Employee Benefits, Inc. In the fourth quarter of 2003, we began reporting this business as discontinued operations and prior year financial information has been reclassified to reflect this presentation. Summarized financial data for discontinued operations is shown below. Earnings before income tax provision exclude allocated general corporate overhead expenses of $0.8 million and $0.4 million, respectively, for the six months and three months ended June 30, 2003.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenue	$(197)	$10,499	$—	$6,050
Earnings (loss) before income tax provision	(309)	5,186	71	3,019

Reclassifications

Certain amounts in our 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on our net earnings, shareholders’ equity or cash flows.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(2)	ACQUISITION, continued

The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the acquisition date.

January 31, 2004
Total investments	$87,873
Premium, claims and other receivables	5,665
Reinsurance recoverables	4,715
Other policy related assets	15,118
Goodwill and intangible assets	14,618
All other assets	1,587

Total assets acquired	129,576
Loss and loss adjustment expense payable	15,537
Unearned premium	27,078
Other policy related liabilities	1,729
All other liabilities	38,323

Total liabilities assumed	82,667

Assets acquired in excess of liabilities assumed	$46,909

The following unaudited pro forma summary presents information as if this acquisition had occurred at the beginning of 2004 and 2003 after giving effect to certain adjustments, including estimated amortization of intangible assets, presumed interest expense from debt issued to fund the acquisition and income taxes. The pro forma summary is for information purposes only, does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. American Contractors Indemnity Company incurred $2.6 million in acquisition related expenses, primarily for bonuses and other incentive compensation and related employment taxes immediately prior to the completion of the acquisition.

	For the six months		For the three months
	ended June 30,		ended June 30,
Unaudited Pro forma Information	2004	2003	2004	2003
Revenue	$599,135	$459,149	$317,270	$249,114
Net earnings	90,007	59,971	46,415	34,398
Basic earnings per share	1.40	0.96	0.72	0.55
Diluted earnings per share	1.37	0.94	0.71	0.54

In the first six months of 2004, we paid $27.7 million related to year end accruals for consideration based on the terms of prior acquisition agreements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(3)	REINSURANCE

In the normal course of business our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although the ceding of reinsurance does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements for the purpose of limiting their loss exposure, protecting them against catastrophic loss and diversifying their business. The following table represents the effect of such reinsurance transactions on premium and loss and loss adjustment expense:

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense
For the six months ended June 30, 2004:
Direct business	$828,804	$743,736	$416,885
Reinsurance assumed	151,967	148,911	129,621
Reinsurance ceded	(435,955)	(423,514)	(272,744)

Net amounts	$544,816	$469,133	$273,762

For the six months ended June 30, 2003:
Direct business	$654,610	$538,255	$335,912
Reinsurance assumed	202,117	153,833	168,660
Reinsurance ceded	(413,135)	(346,174)	(284,460)

Net amounts	$443,592	$345,914	$220,112

For the three months ended June 30, 2004:
Direct business	$456,843	$385,657	$205,777
Reinsurance assumed	64,347	74,685	71,632
Reinsurance ceded	(212,329)	(208,272)	(129,511)

Net amounts	$308,861	$252,070	$147,898

For the three months ended June 30, 2003:
Direct business	$357,830	$282,384	$168,696
Reinsurance assumed	119,449	91,885	116,833
Reinsurance ceded	(226,188)	(190,777)	(165,449)

Net amounts	$251,091	$183,492	$120,080

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(3)	REINSURANCE, continued

The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets:

	June 30, 2004	December 31, 2003
Reinsurance recoverable on paid losses	$97,916	$101,013
Reinsurance recoverable on outstanding losses	436,614	425,609
Reinsurance recoverable on incurred but not reported losses	468,102	404,479
Reserve for uncollectible reinsurance	(16,955)	(14,911)

Total reinsurance recoverables	$985,677	$916,190

Our insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts held by us as collateral plus other credits available for potential offset.

	June 30, 2004	December 31, 2003
Payables to reinsurers	$398,709	$393,214
Letters of credit	238,525	195,329
Cash deposits	10,224	11,195

Total credits	$647,458	$599,738

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs:

	June 30, 2004	December 31, 2003
Loss and loss adjustment expense payable	$1,720,050	$1,535,288
Reinsurance recoverable on outstanding losses	(436,614)	(425,609)
Reinsurance recoverable on incurred but not reported losses	(468,102)	(404,479)

Net loss and loss adjustment expense payable	$815,334	$705,200

Unearned premium	$705,572	$592,311
Ceded unearned premium	(301,193)	(291,591)

Net unearned premium	$404,379	$300,720

Deferred policy acquisition costs	$136,584	$106,943
Deferred ceding commissions	(88,311)	(88,129)

Net deferred policy acquisition costs	$48,273	$18,814

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(3)	REINSURANCE, continued

We have a reserve of $17.0 million as of June 30, 2004 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Certain reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which we are a party. Such delays have not materially affected the investment income of our insurance companies nor to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We generally expect to collect the full amounts recoverable and are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. Our insurance companies had an aggregate amount of $3.2 million which had not been paid to us under contracts that are subject to arbitration proceedings we initiated and we estimate that there could be up to an additional $11.0 million of incurred losses and loss expenses and other balances due under the subject contracts.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
For the six months ended June 30, 2004
Revenue:
Domestic	$402,632	$42,466	$4,827	$824	$450,749
Foreign	120,388	24,151	—	—	144,539
Inter-segment	351	44,207	—	—	44,558

Total segment revenue	$523,371	$110,824	$4,827	$824	639,846

Inter-segment revenue					(44,558)

Consolidated total revenue					$595,288

Net earnings:
Domestic	$48,451	$16,794	$2,857	$(861)	$67,241
Foreign	18,319	8,671	—	—	26,990

Total segment net earnings (loss)	$66,770	$25,465	$2,857	$(861)	94,231

Inter-segment eliminations					(3,049)
Loss from discontinued operations					(199)

Consolidated net earnings					$90,983

Other items:
Net investment income	$27,354	$1,508	$186	$354	$29,402
Depreciation and amortization	2,125	4,572	238	433	7,368
Interest expense (benefit)	366	4,062	377	(847)	3,958
Capital expenditures	1,527	745	16	1,535	3,823

Income tax provision (benefit)	31,819	17,128	906	359	50,212
Inter-segment eliminations					(2,080)

Consolidated income tax provision from continuing operations					$48,132

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
For the six months ended June 30, 2003
Revenue:
Domestic	$284,796	$28,846	$4,654	$786	$319,082
Foreign	101,273	17,457	—	—	118,730
Inter-segment	—	48,004	—	—	48,004

Total segment revenue	$386,069	$94,307	$4,654	$786	485,816

Inter-segment revenue					(48,004)

Consolidated total revenue					$437,812

Net earnings:
Domestic	$31,960	$19,348	$1,933	$478	$53,719
Foreign	7,201	4,940	—	—	12,141

Total segment net earnings (loss)	$39,161	$24,288	$1,933	$478	65,860

Inter-segment eliminations					(12,406)
Earnings from discontinued operations					3,281

Consolidated net earnings					$56,735

Other items:
Net investment income	$20,227	$1,827	$8	$803	$22,865
Depreciation and amortization (1)	1,617	2,457	327	1,080	5,481
Interest expense (benefit)	25	5,201	387	(2,017)	3,596
Capital expenditures (1)	1,231	1,408	—	348	2,987

Income tax provision (benefit)	19,201	15,203	868	1,085	36,357
Inter-segment eliminations					(6,320)

Consolidated income tax provision from continuing operations					$30,037

(1)	Excludes immaterial amounts related to discontinued operations.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
For the three months ended June 30, 2004:
Revenue:
Domestic	$212,731	$23,479	$2,673	$426	$239,309
Foreign	66,592	11,369	—	—	77,961
Inter-segment	351	22,511	—	—	22,862

Total segment revenue	$279,674	$57,359	$2,673	$426	340,132

Inter-segment revenue					(22,862)

Consolidated total revenue					$317,270

Net earnings:
Domestic	$23,821	$9,898	$1,664	$(130)	$35,253
Foreign	9,429	3,480	—	—	12,909

Total segment net earnings (loss)	$33,250	$13,378	$1,664	$(130)	48,162

Inter-segment eliminations					(1,782)
Earnings from discontinued operations					35

Consolidated net earnings					$46,415

Other items:
Net investment income	$14,001	$668	$97	$201	$14,967
Depreciation and amortization	1,314	2,137	112	415	3,978
Interest expense (benefit)	18	2,022	187	(481)	1,746
Capital expenditures	674	614	12	894	2,194

Income tax provision (benefit)	16,097	8,928	488	(258)	25,255
Inter-segment eliminations					(852)

Consolidated income tax provision from continuing operations					$24,403

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
For the three months ended June 30, 2003:
Revenue:
Domestic	$147,560	$17,806	$4,207	$785	$170,358
Foreign	56,951	10,559	—	—	67,510
Inter-segment	—	21,010	—	—	21,010

Total segment revenue	$204,511	$49,375	$4,207	$785	258,878

Inter-segment revenue					(21,010)

Consolidated total revenue					$237,868

Net earnings:
Domestic	$15,987	$10,227	$2,523	$697	$29,434
Foreign	3,814	2,612	—	—	6,426

Total segment net earnings (loss)	$19,801	$12,839	$2,523	$697	35,860

Inter-segment eliminations					(4,746)
Earnings from discontinued operations					1,854

Consolidated net earnings					$32,968

Other items:
Net investment income	$10,197	$895	$4	$772	$11,868
Depreciation and amortization (1)	796	821	88	841	2,546
Interest expense (benefit)	16	2,751	194	(1,047)	1,914
Capital expenditures (1)	791	660	—	83	1,534

Income tax provision (benefit)	10,440	7,929	1,150	327	19,846
Inter-segment eliminations					(1,891)

Consolidated income tax provision from continuing operations					$17,955

(1)	Excludes immaterial amounts related to discontinued operations.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

The following table presents selected revenue items by line of business for the periods indicated:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Group life, accident and health	$159,890	$147,509	$80,501	$75,526
Diversified financial products	130,113	44,818	73,714	26,512
London market account	61,522	66,457	35,408	37,081
Aviation	57,267	48,237	32,998	24,355
Other specialty lines of business	28,291	207	15,720	153

	437,083	307,228	238,341	163,627
Discontinued lines of business	32,050	38,686	13,729	19,865

Net earned premium	$469,133	$345,914	$252,070	$183,492

Group life, accident and health	$29,595	$30,963	$16,603	$15,484
Property and casualty	60,350	32,752	29,499	22,579

Fee and commission income	$89,945	$63,715	$46,102	$38,063

(5)	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common shares for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common shares due to options. The dilutive effect of our contingently convertible notes is not included in the diluted earnings per share computation until the market price trigger requirement is met.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(5)	EARNINGS PER SHARE, continued

The following table provides a reconciliation of the denominators used in the earnings per share calculations:

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net earnings	$90,983	$56,735	$46,415	$32,968

Weighted average common shares outstanding	64,399	62,753	64,538	62,867
Additional dilutive effect of outstanding options (as determined by the application of the treasury stock method)	1,158	914	1,148	1,123

Weighted average common shares and potential common shares outstanding	65,557	63,667	65,686	63,990

Anti-dilutive stock options not included in treasury stock method computation	—	499	—	174

(6)	SUPPLEMENTAL INFORMATION

	For the six months ended		For the three months ended
	June 30,		June 30,
	2004	2003	2004	2003
Interest paid	$3,522	$2,721	$252	$290
Income tax paid	72,009	32,102	40,451	26,171
Comprehensive income	74,509	63,584	24,928	40,640
Ceding commissions netted with policy acquisition costs	53,680	54,313	23,788	29,934

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, in thousands, except per share data, continued)

(7)	COMMITMENTS AND CONTINGENCIES

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

A subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. The current court proceedings have been subjected to an indefinite judicial stay pending the resolution of an arbitration among the managing underwriter of the facility and the various facility members. We are not a party to such arbitration.

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

Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and advice received from our outside legal counsel, we do not believe the resolution of any of these matters, some of which include allegations of damages in material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily receive our revenue from earned premium derived from our insurance company operations, fee and commission income generated by our agency operations, proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs) earned by our insurance company subsidiaries, investment income from all of our operations and other operating income. Our core underwriting activities involve providing insurance products in the group life, accident and health, diversified financial products, London market account, aviation and other specialty lines of business, each of which is marketed by our insurance companies and our agencies either directly to customers or through a network of agents, third party administrators and brokers.

The results of operations of Surety Associates Holding Co., Inc. and its subsidiary American Contractors Indemnity Company, which were acquired in the first quarter of 2004, and Covenant Underwriters Limited and Continental Underwriters Limited, which were acquired in the third quarter of 2003, are included in our condensed consolidated financial statements beginning on the respective effective dates of their acquisitions. Thus, our condensed consolidated statements of earnings and cash flows for the six months and three months ended June 30, 2003 do not include the operations of these companies.

Results of Operations

The following table sets forth the relationships of certain income statement items as a percent of total revenue:

	For the six months		For the three months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
Net earned premium	78.8%	79.0%	79.5%	77.1%
Fee and commission income	15.1	14.6	14.5	16.0
Net investment income	4.9	5.2	4.7	5.0
Net realized investment gain	0.1	—	—	0.1
Other operating income	1.1	1.2	1.3	1.8

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	46.0	50.3	46.6	50.5
Total operating expense	29.9	29.8	30.5	28.1
Interest expense	0.7	0.8	0.6	0.8

Earnings from continuing operations before income tax provision	23.4	19.1	22.3	20.6
Income tax provision	8.1	6.9	7.7	7.5

Earnings from continuing operations	15.3%	12.2%	14.6%	13.1%

Six months ended June 30, 2004 versus six months ended June 30, 2003

Total revenue increased 36% to $595.3 million for 2004 driven by significant increases in net earned premium, fee and commission income and investment income. Most of this growth was either organic or resulted from increased retentions. In addition, $27.5 million came from subsidiaries acquired in the past twelve months. We expect revenue growth to continue for the rest of 2004 and into 2005.

Fee and commission income increased 41% to $89.9 million in 2004 due principally to organic growth in our agency subsidiaries. Additionally, 2003 fee and commission income included a charge of $6.5 million due to the cumulative effect on prior years of our 2003 restatement to change our accounting for certain fee and commission income. The table below shows the composition of fee and commission income for the six months ended June 30, 2004 and 2003 (amounts in thousands):

	2004	2003
Continuing subsidiaries	$86,295	$70,243
Subsidiaries acquired during past year	3,650	—
2003 charge	—	(6,528)

Total fee and commission income	$89,945	$63,715

Net investment income increased 29% to $29.4 million in 2004. This increase was due to higher investment assets, which increased to $2.0 billion as of June 30, 2004 compared to $1.7 billion as of December 31, 2003 resulting primarily from significant cash flow from operations and to a lesser extent the acquisition of American Contractors Indemnity Company in January 2004. Net investment income increased despite low yields on our fixed income and short-term investments. We expect investment assets to continue to increase and produce additional growth in investment income for the balance of 2004. If market interest rates were to rise, the growth in investment income would be expected to accelerate as our current portfolio has a relatively short duration and would become available to be invested on a longer-term basis to take advantage of higher rates. Our weighted average tax equivalent yield was 3.7% in 2004 and 4.3% in 2003. As of June 30, 2004, the weighted average duration of our fixed income portfolio was 3.88 years and the weighted average maturity was 4.67 years.

Compensation expense increased as a result of acquisitions and a slight increase in staffing levels to manage growth and additional reporting requirements under Sarbanes-Oxley. However, the rate of increase in compensation expense is less than the rate of increase in revenue, thereby contributing to higher margins and increased net earnings. Compensation expense for the six months ended June 30, 2004 and 2003 (amounts in thousands) and the number of employees as of June 30 of each year are shown below:

Compensation Expense	2004	2003
Continuing subsidiaries	$41,479	$38,611
Subsidiaries acquired during past year	4,959	—

Total compensation expense	$46,438	$38,611

Number of Employees
Continuing subsidiaries	1,075	1,051
Subsidiaries acquired during past year	165	—
Subsidiaries sold during past year	—	58

Total number of employees	1,240	1,109

Other operating expense increased during 2004 compared to 2003, as shown in the following table (amounts in thousands). During 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.

	2004	2003
Subsidiaries acquired during past year	$3,623	$—
2003 currency conversion transaction gain	—	(1,287)
Litigation accruals	1,775	245
Other expense	27,777	27,080

	$33,175	$26,038

Income tax expense from continuing operations was $48.1 million in 2004 compared to $30.0 million in 2003. Our effective tax rate was 34.5% in 2004 compared to 36.0% in 2003. We expect a decrease in our income tax rate in 2004 compared to 2003 because a higher percentage of our pre-tax income is earned by our insurance company subsidiaries and is not subject to State income taxes and our tax exempt interest income is increasing.

Net earnings increased 60% to $91.0 million, or $1.39 per diluted share, in 2004 from $56.7 million, or $0.89 per diluted share, in 2003. Growth in net earned premium, fee and commission income and investment income and continuing favorable underwriting results caused the increase in 2004 net earnings. Net earnings in 2004 include $3.5 million from subsidiaries acquired during the past year. Also included in 2003 net earnings is a charge of $3.9 million, or $0.06 per share, due to the cumulative effect on prior years of our 2003 restatement to change our accounting for certain fee and commission income.

At June 30, 2004, book value per share was $17.46, up from $17.12 as of March 31, 2004 and $16.37 as of December 31, 2003 (despite a reduction of $0.22 per share since year end 2003 due to the reduction in net after tax unrealized gains on our investments as a result of rising interest rates). Total assets were $5.3 billion and shareholders’ equity was $1.1 billion, up from $4.9 billion and $1.0 billion, respectfully, at December 31, 2003.

SEGMENTS

Insurance Companies

The following table sets forth certain premium amounts and percentages of gross written premium for the six months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	Percentage	Amount	Percentage
Direct	$828,804	85%	$654,610	76%
Reinsurance assumed	151,967	15	202,117	24

Gross written premium	980,771	100	856,727	100
Reinsurance ceded	(435,955)	(44)	(413,135)	(48)

Net written premium	544,816	56	443,592	52
Change in unearned premium	(75,683)	(8)	(97,678)	(12)

Net earned premium	$469,133	48%	$345,914	40%

The following tables provide information by line of business (amounts in thousands):

	Gross Written Premium			Net Written Premium			Net Earned Premium
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Group life, accident & health	$293,855	$283,482	4%	$161,312	$157,353	3%	$159,890	$147,509	8%
Diversified financial products	391,663	250,426	56	167,814	82,214	104	130,113	44,818	190
London market account	117,344	140,152	(16)	81,886	102,554	(20)	61,522	66,457	(7)
Aviation	96,993	108,960	(11)	75,081	51,204	47	57,267	48,237	19
Other specialty lines of business	63,994	6,845	nm	38,809	2,222	nm	28,291	207	nm

	963,849	789,865	22	524,902	395,547	33	437,083	307,228	42
Discontinued lines of business	16,922	66,862	nm	19,914	48,045	nm	32,050	38,686	nm

	$980,771	$856,727	14%	$544,816	$443,592	23%	$469,133	$345,914	36%

nm-Not meaningful

Gross written premium increased 14% to $980.8 million in the first six months of 2004. Net written premium increased 23% to $544.8 million and net earned premium increased 36% to $469.1 million, both due principally to organic growth and increased retentions on some lines. The increase in premium is expected to continue into 2005. The growth in gross written premium results principally from the following factors:

•	The largest growth was in our diversified financial products line of business primarily as a result of organic growth in directors’ and officers’ and errors and omissions business, as well as an increase in surety business due to our acquisition of American Contractors Indemnity Company in January 2004. We are seeing some softness in premium rates but no change in deductibles or policy conditions. The underwriting profit margins are all still very adequate.

•	Our other specialty lines of business increased significantly due to new business activities commenced during the past year. These activities include underwriting of marine insurance on the Gulf Coast of the United States, our quota-share reinsurance participation in a book of surplus lines insurance and our participation in a Lloyds syndicate writing UK liability insurance.

•	Our London market account experienced somewhat reduced premium writings due to more selective underwriting, as premium rates softened.

The tables below show the composition of net and gross incurred loss and loss adjustment expense for the six months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	Loss Ratio	Amount	Loss Ratio
Net
Deficiency	$2,852	0.6%	$9,830	2.8%
All other net incurred loss and loss adjustment expense	270,910	57.8	210,282	60.8

Net incurred loss and loss adjustment expense	$273,762	58.4%	$220,112	63.6%

Gross
Discontinued line of business adjustments	$34,212	3.8%	$76,100	11.0%
Reduce incurred but not reported losses	(17,300)	(1.9)	—	—
All other gross incurred loss and loss adjustment expense	529,594	59.3	428,472	61.9

Gross incurred loss and loss adjustment expense	$546,506	61.2%	$504,572	72.9%

We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our gross loss ratio was 61.2% for 2004 compared to 72.9% for 2003. We continue to experience gross development on certain business included in the discontinued line of business, but at a slower pace than in 2003. Also, during 2004, we reduced gross incurred but not reported losses on prior accident years on certain of our London market account business. Since all of these contracts were substantially reinsured, the effect on our net losses was not material.

The following table provides comparative net loss ratios by line of business for the six months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Net	Net	Net	Net
	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio
Group life, accident and health	$159,890	62.7%	$147,509	63.7%
Diversified financial products	130,113	45.7	44,818	47.9
London market accounts	61,522	45.5	66,457	52.8
Aviation	57,267	59.1	48,237	63.6
Other specialty lines of business	28,291	60.4	207	54.6

	437,083	54.6	307,228	59.0
Discontinued lines of business	32,050	109.7	38,686	100.4

Totals	$469,133	58.4%	$345,914	63.6%

Expense ratio		26.6		25.3

Combined ratio		85.0%		88.9%

Comments on net loss ratios by line of business are below:

•	Group life, accident and health — The 2004 loss ratio is slightly lower than expected because of a reduction in reserves for redundancies from prior accident years.

•	Diversified financial products — The decrease in loss ratio is due to changes in overall mix of business. The surety business of American Contractors Indemnity Company, acquired in January 2004, has a lower loss ratio compared to the other business in this line.

•	London market accounts — Underwriting results generally improved due to more selective underwriting and we have moved to excess business where there is less loss frequency.

•	Aviation — Underwriting results improved.

•	Other specialty lines — The current loss ratio is as expected for new business activities commenced during the past year.

•	Discontinued lines of business — Both periods have been affected by reserve additions resulting from our ongoing review of outstanding claims. Additionally, given the limited amount of earned premium in this line of business, a minor adjustment to the reserves can significantly impact the loss ratio.

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $98.6 million during the first six months of 2004, from $66.0 million in the same period in 2003. This increase is due to the increase in net earned premium. The increase in the expense ratio is due to the reduction in ceding commissions as a result of higher retentions plus the addition of surety business at American Contractors Indemnity Company, acquired in January 2004, which, as is common to the surety business, has a higher expense ratio than the rest of our business, although a much lower expected loss ratio.

Net earnings of our insurance companies increased 71% to $66.8 million in 2004 due to increased premium volume, continuing profitable underwriting results and increased investment income. We expect growth in the net earnings of our insurance companies to continue through 2005. Our increasingly profitable underwriting results are reflected in a 2004 combined ratio of 85.0% compared to 88.9% in 2003.

Agency

Revenue from our agency segment increased 18% to $110.8 million in 2004. This results primarily from increased new business and an acquisition made in 2003 which accounted for $5.3 million of the increased revenue. Net earnings of our agency segment increased 5% to $25.5 million in 2004 for the same reasons. Higher corporate cost allocations in 2004 caused the increase in segment net earnings to be less than the comparable increase in segment revenue. Also, in 2004 a discontinued agency operation recorded a $1.6 million (before tax) accrual for certain pending litigation.

Other Operations

The increase in other operating income in 2004 is primarily due to income from strategic investments. Period to period comparisons may vary substantially depending on other operating investments or dispositions of such investments in any given period.

Three months ended June 30, 2004 versus three months ended June 30, 2003

Total revenue increased 33% to $317.3 million for 2004 driven by significant increases in net earned premium, fee and commission income and investment income. Most of this growth was either organic or resulted from increased retentions. In addition, $18.3 million came from subsidiaries acquired in the past twelve months. We expect revenue growth to continue for the rest of 2004 and into 2005.

Fee and commission income increased 21% to $46.1 million in 2004 due principally to organic growth in our agency subsidiaries. The table below shows the composition of fee and commission income for the three months ended June 30, 2004 and 2003 (amounts in thousands):

	2004	2003
Continuing subsidiaries	$43,766	$38,063
Subsidiaries acquired during past year	2,336	—

Total fee and commission income	$46,102	$38,063

Net investment income increased 26% to $15.0 million in 2004. This increase was due to higher investment assets, which increased to $2.0 billion as of June 30, 2004 compared to $1.7 billion as of December 31, 2003 resulting primarily from significant cash flow from operations and to a lesser extent the acquisition of American Contractors Indemnity Company in January 2004. Net investment income increased despite low yields on our fixed income and short-term investments. We expect investment assets to continue to increase and produce additional growth in investment income for the balance of 2004. If market interest rates were to rise, the growth in investment income would be expected to accelerate as our current portfolio has a relatively short duration and would become available to be invested on a longer-term basis to take advantage of higher rates. Our weighted average tax equivalent yield was 3.6% in 2004 and 4.4% in 2003.

Compensation expense increased as a result of acquisitions and a slight increase in staffing levels to manage growth and additional reporting requirements under Sarbanes-Oxley. However, the rate of increase in compensation expense is less than the rate of increase in revenue, thereby contributing to higher margins and increased net earnings. Compensation expense for the three months ended June 30, 2004 and 2003 (amounts in thousands):

	2004	2003
Continuing subsidiaries	$20,509	$19,865
Subsidiaries acquired during past year	3,116	—

Total compensation expense	$23,625	$19,865

Other operating expense increased during 2004 compared to 2003, as shown in the following table (amounts in thousands). During 2003 there was a one-time currency gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.

	2004	2003
Subsidiaries acquired during past year	$2,024	$—
2003 currency conversion transaction gain	—	(1,287)
Litigation accruals (reversal)	1,775	(355)
Other expense	13,997	14,581

	$17,796	$12,939

Income tax expense from continuing operations was $24.4 million in 2004 compared to $18.0 million in 2003. Our effective tax rate was 34.5% in 2004 compared to 36.6% in 2003. We expect a decrease in our income tax rate in 2004 compared to 2003 because a higher percentage of our pre-tax income is earned by our insurance company subsidiaries and is not subject to State income taxes and our tax exempt interest income is increasing.

Net earnings increased 41% to $46.4 million, or $0.71 per diluted share, in 2004 from $33.0 million, or $0.52 per diluted share, in 2003. Growth in net earned premium, fee and commission income and investment income and continuing favorable underwriting results increased 2004 net earnings. Net earnings in 2004 include $2.6 million from subsidiaries acquired during the past year.

SEGMENTS

Insurance Companies

The following table sets forth certain premium amounts and percentages of gross written premium for the three months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	Percentage	Amount	Percentage
Direct	$456,843	88%	$357,830	75%
Reinsurance assumed	64,347	12	119,449	25

Gross written premium	521,190	100	477,279	100
Reinsurance ceded	(212,329)	(41)	(226,188)	(47)

Net written premium	308,861	59	251,091	53
Change in unearned premium	(56,791)	(11)	(67,599)	(15)

Net earned premium	$252,070	48%	$183,492	38%

The following tables provide information by line of business (amounts in thousands):

	Gross Written Premium			Net Written Premium			Net Earned Premium
			%			%			%
	2004	2003	Change	2004	2003	Change	2004	2003	Change
Group life, accident & health	$147,201	$144,162	2%	$83,345	$81,168	3%	$80,501	$75,526	7%
Diversified financial products	220,797	143,106	54	96,306	48,907	97	73,714	26,512	178
London market account	60,644	79,434	(24)	49,169	65,322	(25)	35,408	37,081	(5)
Aviation	53,860	64,429	(16)	54,131	30,525	77	32,998	24,355	35
Other specialty lines of business	32,974	5,381	nm	19,904	2,183	nm	15,720	153	nm

	515,476	436,512	18	302,855	228,105	33	238,341	163,627	46
Discontinued lines of business	5,714	40,767	nm	6,006	22,986	nm	13,729	19,865	nm

	$521,190	$477,279	9%	$308,861	$251,091	23%	$252,070	$183,492	37%

nm-Not meaningful

Gross written premium increased 9% to $521.2 million in the second quarter of 2004. Net written premium increased 23% to $308.9 million and net earned premium increased 37% to $252.1 million, both due principally to organic growth and increased retentions on some lines. The increase in premium is expected to continue into 2005. The growth in gross written premium results principally from the following factors:

•	The largest growth was in our diversified financial products line of business primarily as a result of organic growth in directors’ and officers’ and errors and omissions business, as well as an increase in surety business due to our acquisition of American Contractors Indemnity Company in January 2004. We are seeing some softness in premium rates but no change in deductibles or policy conditions. The underwriting profit margins are all still very adequate.

•	Our other specialty lines of business increased significantly due to new business activities commenced during the past year. These activities include underwriting of marine insurance on the Gulf Coast of the United States, our quota-share reinsurance participation in a book of surplus lines insurance and our participation in a Lloyds syndicate writing UK liability insurance.

•	Our London market account experienced somewhat reduced premium writings due to more selective underwriting, as premium rates have softened.

The tables below show the composition of net and gross incurred loss and loss adjustment expense for the three months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Amount	Loss Ratio	Amount	Loss Ratio
Net
Deficiency	$699	0.3%	$8,535	4.6%
All other net incurred loss and loss adjustment expense	147,199	58.4	111,545	60.8

Net incurred loss and loss adjustment expense	$147,898	58.7%	$120,080	65.4%

Gross
Discontinued line of business adjustments	$19,212	4.2%	$61,100	16.3%
Reduce incurred but not reported losses	(17,300)	(3.8)	—	—
All other gross incurred loss and loss adjustment expense	275,497	59.9	224,429	60.0

Gross incurred loss and loss adjustment expense	$277,409	60.3%	$285,529	76.3%

We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our gross loss ratio was 60.3% for 2004 compared to 76.3% for 2003. We continue to experience gross development on certain business included in the discontinued line of business, but at a slower pace than in 2003. Also, during 2004, we reduced gross incurred but not reported losses on prior accident years on certain of our London market account business. Since all of these contracts were substantially reinsured, the effect on our net losses was not material.

The following table provides comparative net loss ratios by line of business for the three months ended June 30, 2004 and 2003 (amounts in thousands):

	2004		2003
	Net	Net	Net	Net
	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio
Group life, accident and health	$80,501	62.5%	$75,526	63.7%
Diversified financial products	73,714	45.2	26,512	50.8
London market accounts	35,408	57.2	37,081	61.3
Aviation	32,998	56.6	24,355	61.9
Other specialty lines of business	15,720	59.8	153	58.2

	238,341	55.4	163,627	60.8
Discontinued lines of business	13,729	115.8	19,865	103.8

Totals	$252,070	58.7%	$183,492	65.4%

Expense ratio		27.6		23.7

Combined ratio		86.3%		89.1%

Comments on net loss ratios by line of business are below:

•	Group life, accident and health — The 2004 loss ratio is slightly lower than expected because of a reduction in reserves for redundancies from prior accident years.

•	Diversified financial products — The decrease in loss ratio is due to changes in overall mix of business. The surety business of American Contractors Indemnity Company, acquired in January 2004, has a lower loss ratio compared to the other business in this line.

•	London market accounts — Underwriting results generally improved due to more selective underwriting and we have moved to excess business where there is less loss frequency.

•	Aviation — Underwriting results improved.

•	Other specialty lines — The current loss ratio is as expected for new business activities commenced during the past year.

•	Discontinued lines of business — Both quarters have been affected by reserve additions resulting from our ongoing review of outstanding claims. Additionally, given the limited amount of earned premium in this line of business, a minor adjustment to the reserves can significantly impact the loss ratio.

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $55.4 million during the second quarter of 2004, from $34.0 million in the same period in 2003. This increase is due to the increase in net earned premium. The increase in the expense ratio is due to the reduction in ceding commissions as a result of higher retentions plus the addition of surety business at American Contractors Indemnity Company, acquired in January 2004, which, as is common to the surety business, has a higher expense ratio than the rest of our business, although a much lower expected loss ratio.

Net earnings of our insurance companies increased 68% to $33.3 million in 2004 due to increased premium volume, continuing profitable underwriting results and increased investment income. We expect growth in the net earnings of our insurance companies to continue through 2005. Our increasingly profitable underwriting results are reflected in a 2004 combined ratio of 86.3% compared to 89.1% in 2003.

Agency

Revenue from our agency segment increased 16% to $57.4 million in 2004. This results primarily from increased new business and an acquisition made in 2003 which accounted for $2.7 million of the increased revenue. Net earnings of our agency segment increased 4% to $13.4 million in 2004 for the same reasons. Higher corporate cost allocations in 2004 caused the increase in segment net earnings to be less than the comparable increase in segment revenue. Also, in 2004 a discontinued agency operation recorded a $1.6 million (before tax) accrual for certain pending litigation.

Other Operations

The decrease in other operating income in 2004 is primarily due to less gains on securities trading activities. Quarter to quarter comparisons may vary substantially depending on other operating investments or dispositions of such investments in any given quarter.

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

We maintain a substantial level of cash and liquid short-term investments which are used to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $239.7 million, or 13%, during the first six months of 2004 and totaled $2.0 billion as of June 30, 2004, of which $608.0 million was cash and short-term investments. The increase resulted primarily from operating cash flows and the acquisition of American Contractors Indemnity Company. Included in short-term investments as of June 30, 2004 is $190.0 million of funds held by underwriting agencies for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.

During the first six months of 2004, due primarily to changes in market interest rates, the net after tax unrealized gain on our investments recorded in other comprehensive income decreased $14.2 million. However, during the month of July we estimate that our net after tax unrealized gain increased approximately $1.5 million, again primarily due to changes in market interest rates.

We have filed registration statements with the United States Securities and Exchange Commission, which provide shelf registrations for an aggregate of $750.0 million of our securities, of which we have $625.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.

Notes payable as of June 30, 2004 and December 31, 2003 are shown in the table below (amounts in thousands):

	2004	2003
1.3% Convertible notes	$125,000	$125,000
2% Convertible notes	172,451	172,451
Other debt	24,945	12,953

Total notes payable	$322,396	$310,404

Debt to total capital	22.2%	22.9%

Our $200.0 million Revolving Loan Facility, which had no outstanding borrowings as of June 30, 2004, expires on December 17, 2004. We expect to replace the facility with another facility.

Holders of our 2% Convertible Notes due in 2021 may require us to repurchase the notes at par on September 1, 2004. Because the recent market price of these notes ($110.00 as of August 4, 2004) is in excess of the par value, we do not expect that any of the notes will be tendered for repurchase. In the event that any such notes are tendered for repurchase we would expect to use funds from our revolving loan facility to repurchase the notes for cash.

The following table shows the composition of our gross, ceded and net reserves at the respective balance sheet dates (amounts in thousands):

	Gross	Ceded	Net
As of June 30, 2004:
Reported losses	$879,290	$436,614	$442,676
Incurred but not reported losses	840,760	468,102	372,658

Total loss and loss adjustment expense payable	$1,720,050	$904,716	$815,334

As of December 31, 2003:
Reported losses	$721,979	$425,609	$296,370
Incurred but not reported losses	813,309	404,479	408,830

Total loss and loss adjustment expense payable	$1,535,288	$830,088	$705,200

Reserves and recoverables continue to grow primarily due to our large account directors’ and officers’ liability business and our professional indemnity business. These claims have a longer duration and tend to be more highly reinsured than our other lines of business due to their potential volatility.

We have a reserve of $17.0 million as of June 30, 2004 for potential collectibility issues and associated expenses related to reinsurance recoverables. This includes the exposure we have with respect to disputed amounts. While we believe that the reserve is adequate based on currently available information, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Certain reinsurers have delayed or suspended the payment of amounts recoverable under reinsurance contracts to which we are a party. Such delays have not materially affected the investment income of our insurance companies nor to any extent their liquidity. We limit our liquidity exposure by holding funds, letters of credit or other security such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We generally expect to collect the full amounts recoverable and are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in a judicial or arbitral determination. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. Our insurance companies had an aggregate amount of $3.2 million which had not been paid to us under contracts that are subject to arbitration proceedings we initiated and we estimate that there could be up to an additional $11.0 million of incurred losses and loss expenses and other balances due under the subject contracts.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

a. Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

b. Changes in internal controls.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

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

A subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recission of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified or substantial compensatory and punitive damages. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. The current court proceedings have been subjected to an indefinite judicial stay pending the resolution of an arbitration among the managing underwriter of the facility and the various facility members. We are not a party to such arbitration.

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

Although the ultimate outcome of these matters may not be determined at this time, based upon present information, the availability of insurance coverage and advice received from our outside legal counsel, we do not believe the resolution of any of these matters, some of which include allegations of damages in material amounts, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 13, 2004, we held our 2004 Annual Meeting of Shareholders. At such time the following items were submitted to a vote of shareholders through the solicitation of proxies:

(a)	Election of Directors.

The following persons were elected to serve on the Board of Directors until the 2005 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes set forth opposite their respective names:

NAME	FOR	VOTES WITHHELD
Stephen L. Way	53,840,774	1,450,428
Frank J. Bramanti	53,930,974	1,360,228
Patrick B. Collins	54,074,925	1,216,277
James R. Crane	54,897,259	393,943
J. Robert Dickerson	53,928,464	1,362,738
Edward H. Ellis, Jr.	53,293,378	1,997,824
James C. Flagg, Ph.D.	54,078,105	1,213,097
Allan W. Fulkerson	53,828,372	1,462,830
Walter J. Lack	54,167,420	1,123,782
Michael A. F. Roberts	54,897,509	393,693

(b)	Adoption of the 2004 Flexible Incentive Plan.

Shareholders were requested to approve the adoption of the 2004 Flexible Incentive Plan. The plan was approved by the shareholders, who voted 39,347,051 shares in favor, 11,238,598 against, and 60,024 abstained.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1 31.2 32.1	Certification by Chief Executive Officer. Certification by Chief Financial Officer. Certification with respect to quarterly report.

(b)	Reports on Form 8-K

On May 4, 2004, we furnished on Form 8-K our announcement of financial results for the first quarter of 2004.

On May 5, 2004, we furnished on Form 8-K the text materials used for presentations at various investor conferences.

On June 23, 2004, we furnished on Form 8-K the text materials used for presentations at various investor conferences.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)

August 6, 2004 (Date)	/s/ Stephen L. Way Stephen L. Way, Chairman of the Board Chief Executive Officer and President

August 6, 2004 (Date)	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

31.1	Certification by Chief Executive Officer.
31.2	Certification by Chief Financial Officer.
32.1	Certification with respect to quarterly report.