Form 10-Q
period 2004-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2004-11-09
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-Q

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended September 30, 2004.

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

On October 29, 2004, there were approximately 64.8 million shares of common stock, $1.00 par value issued and outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share data)

	September 30, 2004	December 31, 2003
ASSETS
Investments:
Fixed income securities, at market (cost: 2004 - $1,503,220; 2003 - $1,134,128)	$1,528,184	$1,164,166
Short-term investments, at cost, which approximates market	556,238	518,482
Other investments, at market (cost: 2004 - $32,816; 2003 - $24,535)	33,207	24,652

Total investments	2,117,629	1,707,300
Cash	61,600	96,416
Restricted cash and cash investments	196,434	210,301
Premium, claims and other receivables	931,963	899,031
Reinsurance recoverables	1,113,716	916,190
Ceded unearned premium	319,346	291,591
Ceded life and annuity benefits	75,138	77,548
Deferred policy acquisition costs	134,876	106,943
Goodwill	397,052	386,507
Other assets	202,920	172,469

Total assets	$5,550,674	$4,864,296

LIABILITIES
Loss and loss adjustment expense payable	$1,942,936	$1,535,288
Life and annuity policy benefits	75,138	77,548
Reinsurance balances payable	279,233	296,916
Unearned premium	729,064	592,311
Deferred ceding commissions	92,988	88,129
Premium and claims payable	771,603	745,559
Notes payable	322,229	310,404
Accounts payable and accrued liabilities	174,341	171,221

Total liabilities	4,387,532	3,817,376
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2004 – 64,717; 2003 – 63,964 )	64,717	63,964
Additional paid-in capital	465,628	447,671
Retained earnings	600,760	509,159
Accumulated other comprehensive income	32,037	26,126

Total shareholders’ equity	1,163,142	1,046,920

Total liabilities and shareholders’ equity	$5,550,674	$4,864,296

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(unaudited, in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
REVENUE
Net earned premium	$717,323	$535,354	$248,190	$189,440
Fee and commission income	135,836	105,293	45,891	41,578
Net investment income	49,469	38,503	18,610	13,408
Net realized investment gain	4,495	352	3,926	168
Other operating income	10,362	4,623	5,580	1,719

Total revenue	917,485	684,125	322,197	246,313
EXPENSE
Loss and loss adjustment expense, net	476,079	339,065	202,317	118,953
Operating expense:
Policy acquisition costs, net	151,636	103,047	52,995	37,083
Compensation expense	69,881	57,912	23,443	19,301
Other operating expense	51,024	39,505	17,849	13,467

Total operating expense	272,541	200,464	94,287	69,851
Interest expense	6,018	5,497	2,060	1,901

Total expense	754,638	545,026	298,664	190,705

Earnings from continuing operations before income tax provision	162,847	139,099	23,533	55,608
Income tax provision from continuing operations	56,039	50,003	7,907	19,966

Earnings from continuing operations	106,808	89,096	15,626	35,642
Earnings (loss) from discontinued operations, net of income taxes (benefit) of $(1), $2,367, $109 and $462	(22)	4,005	177	724

Net earnings	$106,786	$93,101	$15,803	$36,366

Basic earnings per share data:
Earnings from continuing operations	$1.66	$1.41	$0.24	$0.56
Earnings from discontinued operations	—	0.07	—	0.01

Net earnings	$1.66	$1.48	$0.24	$0.57

Weighted average shares outstanding	64,493	63,078	64,679	63,717

Diluted earnings per share data:
Earnings from continuing operations	$1.63	$1.39	$0.24	$0.55
Earnings from discontinued operations	—	0.06	—	0.01

Net earnings	$1.63	$1.45	$0.24	$0.56

Weighted average shares outstanding	65,573	64,106	65,605	64,885

Cash dividends declared, per share	$0.235	$0.205	$0.085	$0.075

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Nine months ended September 30, 2004

(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance as of December 31, 2003	$63,964	$447,671	$509,159	$26,126	$1,046,920
Net earnings	—	—	106,786	—	106,786
Other comprehensive income	—	—	—	5,911	5,911

Comprehensive income					112,697
719 shares of common stock issued upon exercise of options, including tax benefit of $2,911	719	16,831	—	—	17,550
34 shares of common stock issued to acquire other assets	34	1,126	—	—	1,160
Cash dividends declared, $0.235 per share	—	—	(15,185)	—	(15,185)

Balance as of September 30, 2004	$64,717	$465,628	$600,760	$32,037	$1,163,142

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Cash flows from operating activities:
Net earnings	$106,786	$93,101	$15,803	$36,366
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(27,267)	(177,880)	37,888	(7,934)
Change in reinsurance recoverables	(192,811)	(107,708)	(128,039)	(43,624)
Change in ceded unearned premium	(24,795)	(91,177)	(18,153)	(25,364)
Change in loss and loss adjustment expense payable	392,111	251,553	222,886	101,720
Change in reinsurance balances payable	(19,412)	85,316	9,391	21,051
Change in unearned premium	109,675	227,651	23,492	60,931
Change in premium and claims payable, net of restricted cash	39,911	60,968	(34,194)	2,123
Depreciation and amortization expense	11,671	8,485	4,303	2,921
Other, net	(45,290)	(24,419)	3,568	(21,572)

Cash provided by operating activities	350,579	325,890	136,945	126,618
Cash flows from investing activities:
Sales of fixed income securities	199,491	131,884	65,797	8,703
Maturity or call of fixed income securities	110,425	112,248	38,085	43,162
Other proceeds	—	16,846	—	—
Change in short-term investments	4,979	(114,801)	13,786	(25,238)
Cost of securities acquired	(629,001)	(520,491)	(222,738)	(112,616)
Payments for purchase of subsidiaries, net of cash received	(78,446)	(16,680)	(7,408)	(12,601)
Other, net	7,289	(19,095)	2,546	(17,125)

Cash used by investing activities	(385,263)	(410,089)	(109,932)	(115,715)
Cash flows from financing activities:
Issuance of notes payable, net of costs	2,000	134,845	—	—
Sale of common stock	14,639	17,476	1,569	5,507
Payments on notes payable	(2,287)	(68,723)	(102)	(1,101)
Dividends paid and other	(14,484)	(14,701)	(4,848)	(6,564)

Cash provided (used) by financing activities	(132)	68,897	(3,381)	(2,158)

Net change in cash	(34,816)	(15,302)	23,632	8,745
Cash at beginning of period	96,416	40,306	37,968	16,259

Cash at end of period	$61,600	$25,004	$61,600	$25,004

See Notes to Condensed Consolidated Financial Statements

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data)

(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (“we,” “us” and “our”) provide specialized property and casualty, surety, and life, accident and health insurance coverages and related agency and reinsurance brokerage services to individuals and commercial customers. Our lines of business include group life, accident and health; diversified financial products (which includes directors’ and officers’ liability, errors and omissions, employment practices liability and surety); our London market account (which includes energy, marine, property, and accident and health); aviation; and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent and affiliated agents and brokers.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include all adjustments which, in our opinion, are necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. The condensed consolidated financial statements include the accounts of HCC Insurance Holdings, Inc. and those of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated. The condensed consolidated financial statements for periods reported herein should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2003 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Certain amounts in our 2003 condensed consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

See Note (2) for discussion of our first quarter 2004 acquisition. During the third quarter of 2003, we completed one acquisition. The results of operations of these entities are included in our consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the nine months ended September 30, 2003 do not contain any operations of the entity acquired in 2004 or of the entity acquired in 2003 prior to its date of acquisition.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Significant Event

During the third quarter of 2004, catastrophic events occurred related to four major hurricanes: Charley, Frances, Ivan and Jeanne (collectively “hurricanes”). We recognized a pre-tax loss after reinsurance of $55.0 million in our insurance company segment. This loss includes $7.1 million for premium to reinstate our excess of loss reinsurance protection. The following table shows the indicated amounts, as well as the effect of the hurricanes on those amounts.

	Nine months ended	Three months ended	Effect of hurricanes
	September 30, 2004	September 30, 2004	(both periods)
Loss and loss adjustment expense, net	$476,079	$202,317	$47,918
Ceded earned premium	640,379	216,865	7,082
Net earnings (loss)	106,786	15,803	(35,673)
Diluted earnings (loss) per share	1.63	0.24	(0.54)

Investments

Fixed income securities and marketable equity securities (included in other investments) classified as available for sale are carried at quoted market value, if readily marketable, or at management’s estimated fair value, if not readily marketable. The change in unrealized gain or loss with respect to these securities is recorded as a component of other comprehensive income, net of the related deferred income tax effect. Trading securities (also included in other investments) are carried at quoted market value. The change in unrealized gain or loss with respect to trading securities, as well as realized gains or losses and dividend income, are recognized as net investment income in the condensed consolidated statements of earnings. Fixed income securities are purchased with the intent to hold to maturity, but they may be available for sale if market conditions warrant or if our investment policies dictate in order to maximize our investment yield. Realized gains or losses are determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

For asset-backed and mortgage-backed securities in our fixed income portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Some of our asset-backed securities are subject to specialized impairment tests, whereby these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities we hold as of September 30, 2004 that are subject to these tests and potential write down is $2.2 million.

Short-term investments and restricted short-term investments are carried at cost, which approximates market value.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Derivative Financial Instruments

During the second and third quarters of 2004, we reinsured interests in two long-term mortgage impairment insurance contracts. The exposure with respect to these two contracts is measured based on movement in a specified index. These insurance contracts thus qualify as derivative financial instruments and are reported at fair value. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms and validated based on current market quotes. Changes in fair value are recorded each period as a component of other operating income in the condensed consolidated statements of earnings.

Earned Premium, Policy Acquisition Costs and Ceding Commissions

All of the property and casualty and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income that portion of the premium that provides insurance coverage in the period. Written premium, net of reinsurance, is primarily recognized in earnings on a pro rata basis over the lives of the related policies. However, for certain policies written, premium is recognized in earnings over the period of risk in proportion to the amount of insurance risk provided. Unearned premium represents the portion of premium written in relation to the unexpired term of coverage. Premium related to our group life policies is recognized when due. We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include commissions, taxes, fees, and other direct underwriting costs. Historical and current loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

Fee and Commission Income

Fee and commission income in our condensed consolidated statements of earnings includes fee income from our underwriting agencies, commission income from our intermediaries and proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs). When there is no significant future servicing obligation, we recognize fee and commission income from third parties on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions, which are based on the profitability of business written, at the end of each accounting period, calculated using the respective commission formula. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We record an allowance for estimated return commissions that we may be required to pay upon the early termination of policies. Proceeds from ceded reinsurance are earned pro rata over the term of the underlying policy.

When our underwriting agencies utilize one of our insurance company subsidiaries as the policy issuing company and the business is reinsured with a third-party reinsurer, we eliminate in consolidation the fee and commission income against the related insurance companies’ policy acquisition costs. Any excess revenue is recognized pro rata over the term of the underlying policy.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Income Tax

For the nine months and three months ended September 30, 2004 and 2003, the income tax provision was calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the United States federal statutory rate is primarily the result of state income taxes and tax exempt municipal bond interest.

Statements of Cash Flows

Many of our subsidiaries conduct cash transactions in currencies other than the U.S. dollar, primarily the Euro, the British pound sterling and the Canadian dollar. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the condensed consolidated statements of cash flows.

Stock Options

We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25 entitled “Accounting for Stock Issued to Employees”. All options have been granted at fixed exercise prices at the market price of our common stock at the grant date. Thus, no stock-based employee compensation expense is reflected in our reported net income. However, the Financial Accounting Standards Board has issued an exposure draft of an accounting standard that, if adopted in its present form, will require stock-based employee compensation to be deducted from net income beginning in 2005. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net income and earnings per share if we had used the fair value method of Statement of Financial Accounting Standards No. 123 entitled “Accounting for Stock-Based Compensation”.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Reported net earnings	$106,786	$93,101	$15,803	$36,366
Stock-based compensation using fair value method, net of income tax	(3,713)	(5,525)	(1,260)	(1,654)

Pro forma net earnings	$103,073	$87,576	$14,543	$34,712

Reported basic earnings per share	$1.66	$1.48	$0.24	$0.57
Fair value stock-based compensation	(0.06)	(0.09)	(0.02)	(0.03)

Pro forma basic earnings per share	$1.60	$1.39	$0.22	$0.54

Reported diluted earnings per share	$1.63	$1.45	$0.24	$0.56
Fair value stock-based compensation	(0.06)	(0.08)	(0.02)	(0.03)

Pro forma diluted earnings per share	$1.57	$1.37	$0.22	$0.53

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(1)	GENERAL INFORMATION, continued

Discontinued Operations

In December, 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc. In the fourth quarter of 2003, we began reporting this business as discontinued operations; thus, prior year financial information has been reclassified to reflect this presentation. Summarized financial data for discontinued operations is shown below. Earnings (loss) before income tax provision excludes allocated general corporate overhead expenses of $1.3 million and $0.4 million, respectively, for the nine months and three months ended September 30, 2003.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Revenue	$(154)	$14,543	$43	$4,044
Earnings (loss) before income tax provision	(23)	6,372	286	1,186

(2)	ACQUISITIONS

On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California surety company specializing in court, specialty contract, license and permit bonds. American Contractors Indemnity Company’s results are reported in our diversified financial products segment. We paid $46.9 million in cash. This business combination has been recorded using the purchase method of accounting. The results of operations of American Contractors Indemnity Company have been included in our consolidated financial statements beginning on the effective date of the transaction. We are still in the process of valuing certain agreements and litigation contingencies to complete the purchase price allocation. Goodwill resulting from this acquisition will not be deductible for United States federal income tax purposes.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(2)	ACQUISITIONS, continued

The following table summarizes the estimated fair values of assets acquired and liabilities assumed at the acquisition date.

January 31, 2004
Total investments	$87,873
Premium, claims and other receivables	5,665
Reinsurance recoverables	4,715
Other policy related assets	15,118
Goodwill and intangible assets	15,582
Other assets	5,194

Total assets acquired	134,147
Loss and loss adjustment expense payable	15,537
Unearned premium	27,078
Other policy related liabilities	1,729
Other liabilities	42,894

Total liabilities assumed	87,238

Assets acquired in excess of liabilities assumed	$46,909

The following unaudited pro forma summary presents information as if this acquisition had occurred at the beginning of 2004 and 2003 after giving effect to certain adjustments, including estimated amortization of intangible assets, presumed interest expense from debt issued to fund the acquisition and income taxes. The pro forma summary is for information purposes only; it does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. American Contractors Indemnity Company incurred $2.6 million in acquisition related expenses, primarily for bonuses and other incentive compensation and related employment taxes, immediately prior to completion of the acquisition.

	Nine months ended		Three months ended
	September 30,		September 30,
Unaudited Pro forma Information	2004	2003	2004	2003
Revenue	$921,332	$717,129	$322,197	$257,980
Net earnings	105,810	97,466	15,803	37,495
Basic earnings per share	1.64	1.55	0.24	0.59
Diluted earnings per share	1.61	1.52	0.24	0.58

In the first nine months of 2004, we paid $35.1 million related to 2003 year-end accruals for additional purchase price consideration for prior acquisitions that provided for earnout provisions based upon earnings of the acquired companies subsequent to our acquisition. The earnout amounts are accrued when the conditions for their accrual have been satisfied under the applicable agreements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(3)	REINSURANCE

In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although ceding for reinsurance purposes does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic loss and diversify their business. The following table represents the effect of such reinsurance transactions on premium and loss and loss adjustment expense.

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense
Nine months ended September 30, 2004
Direct business	$1,252,358	$1,138,226	$732,232
Reinsurance assumed	218,562	219,476	231,036
Reinsurance ceded	(670,511)	(640,379)	(487,189)

Net amounts	$800,409	$717,323	$476,079

Nine months ended September 30, 2003
Direct business	$1,010,186	$846,450	$505,110
Reinsurance assumed	289,581	230,988	267,609
Reinsurance ceded	(633,640)	(542,084)	(433,654)

Net amounts	$666,127	$535,354	$339,065

Three months ended September 30, 2004
Direct business	$423,554	$394,490	$315,347
Reinsurance assumed	66,595	70,565	101,415
Reinsurance ceded	(234,556)	(216,865)	(214,445)

Net amounts	$255,593	$248,190	$202,317

Three months ended September 30, 2003
Direct business	$355,576	$308,195	$169,198
Reinsurance assumed	87,464	77,155	98,949
Reinsurance ceded	(220,505)	(195,910)	(149,194)

Net amounts	$222,535	$189,440	$118,953

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(3)	REINSURANCE, continued

The table below represents the composition of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30, 2004	December 31, 2003
Reinsurance recoverable on paid losses	$105,192	$101,013
Reinsurance recoverable on outstanding losses	458,595	425,609
Reinsurance recoverable on incurred but not reported losses	568,956	404,479
Reserve for uncollectible reinsurance	(19,027)	(14,911)

Total reinsurance recoverables	$1,113,716	$916,190

Our U.S. domiciled insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize the reinsurance obligations due to us. The table below shows amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	September 30, 2004	December 31, 2003
Payables to reinsurers	$402,201	$393,214
Letters of credit	276,560	195,329
Cash deposits	57,827	11,195

Total credits	$736,588	$599,738

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30, 2004	December 31, 2003
Loss and loss adjustment expense payable	$1,942,936	$1,535,288
Reinsurance recoverable on outstanding losses	(458,595)	(425,609)
Reinsurance recoverable on incurred but not reported losses	(568,956)	(404,479)

Net loss and loss adjustment expense payable	$915,385	$705,200

Unearned premium	$729,064	$592,311
Ceded unearned premium	(319,346)	(291,591)

Net unearned premium	$409,718	$300,720

Deferred policy acquisition costs	$134,876	$106,943
Deferred ceding commissions	(92,988)	(88,129)

Net deferred policy acquisition costs	$41,888	$18,814

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(3)	REINSURANCE, continued

We have a reserve of $19.0 million as of September 30, 2004 for potential collectibility issues, including disputed amounts and associated expenses, related to reinsurance recoverables. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may result in a future change in the reserve. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. We are currently in negotiations with most of these parties, but if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At September 30, 2004, our insurance companies have $6.0 million, mostly in excess of one year old, that has not been paid to us under contracts subject to arbitration proceedings which we initiated. We estimate that there could be up to an additional $14.9 million of incurred losses and loss expenses and other balances due under the subject contracts.

(4)	SEGMENT AND GEOGRAPHIC INFORMATION

The performance of each segment is evaluated based upon net earnings and is calculated after tax and after all corporate expense and purchase price allocations have been charged or credited to the individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. In December, 2003, we sold our retail brokerage subsidiary that was a significant portion of our intermediary segment. As a result, operationally we have combined the underwriting agency and intermediary segments (excluding the former retail brokerage subsidiary, which is now shown as discontinued operations) to form the agency segment, and we have reflected this change in the presentation of our 2003 segment information.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2004
Revenue:
Domestic	$628,929	$64,946	$9,330	$2,540	$705,745
Foreign	176,838	34,902	—	—	211,740
Inter-segment	464	69,575	—	—	70,039

Total segment revenue	$806,231	$169,423	$9,330	$2,540	987,524

Inter-segment revenue					(70,039)

Consolidated total revenue					$917,485

Net earnings:
Domestic	$58,644	$27,431	$5,665	$(803)	$90,937
Foreign	8,844	12,731	—	—	21,575

Total segment net earnings (loss)	$67,488 (1)	$40,162	$5,665	$(803)	112,512

Inter-segment eliminations					(5,704)
Loss from discontinued operations					(22)

Consolidated net earnings					$106,786

Other items:
Net investment income	$41,950	$2,508	$4,474	$537	$49,469
Depreciation and amortization	3,864	6,564	379	864	11,671
Interest expense (benefit)	527	6,402	565	(1,476)	6,018
Capital expenditures	2,109	1,214	16	2,379	5,718
Income tax provision	30,320	26,484	2,043	1,238	60,085
Inter-segment eliminations					(4,046)

Consolidated income tax provision from continuing operations					$56,039

(1)	Includes a net loss of $35.7 million ($55.0 million pre-tax) due to the four hurricanes.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2003
Revenue:
Domestic	$440,214	$49,480	$7,576	$898	$498,168
Foreign	157,222	28,735	—	—	185,957
Inter-segment	—	70,371	—	—	70,371

Total segment revenue	$597,436	$148,586	$7,576	$898	754,496

Inter-segment revenue					(70,371)

Consolidated total revenue					$684,125

Net earnings:
Domestic	$48,942	$30,405	$3,710	$49	$83,106
Foreign	12,166	9,342	—	—	21,508

Total segment net earnings	$61,108	$39,747	$3,710	$49	104,614

Inter-segment eliminations					(15,518)
Earnings from discontinued operations					4,005

Consolidated net earnings					$93,101

Other items:
Net investment income	$30,832	$3,091	$3,677	$903	$38,503
Depreciation and amortization (1)	2,468	4,161	380	1,347	8,356
Interest expense (benefit)	47	7,438	581	(2,569)	5,497
Capital expenditures (1)	2,211	2,055	—	15,836	20,102
Income tax provision	29,750	25,493	1,554	1,287	58,084
Inter-segment eliminations					(8,081)

Consolidated income tax provision from continuing operations					$50,003

(1) Excludes immaterial amounts related to discontinued operations.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2004
Revenue:
Domestic	$226,297	$22,480	$4,503	$1,716	$254,996
Foreign	56,450	10,751	—	—	67,201
Inter-segment	113	25,368	—	—	25,481

Total segment revenue	$282,860	$58,599	$4,503	$1,716	347,678

Inter-segment revenue					(25,481)

Consolidated total revenue					$322,197

Net earnings:
Domestic	$10,193	$10,637	$2,808	$58	$23,696
Foreign	(9,475)	4,060	—	—	(5,415)

Total segment net earnings	$718 (1)	$14,697	$2,808	$58	18,281

Inter-segment eliminations					(2,655)
Earnings from discontinued operations					177

Consolidated net earnings					$15,803

Other items:
Net investment income	$14,596	$1,000	$2,831	$183	$18,610
Depreciation and amortization	1,739	1,992	141	431	4,303
Interest expense (benefit)	161	2,340	188	(629)	2,060
Capital expenditures	582	469	—	844	1,895
Income tax provision (benefit)	(1,499)	9,356	1,137	879	9,873
Inter-segment eliminations					(1,966)

Consolidated income tax provision from continuing operations					$7,907

(1) Includes a net loss of $35.7 million ($55.0 million pre-tax) due to the four hurricanes.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2003
Revenue:
Domestic	$155,418	$20,634	$2,922	$112	$179,086
Foreign	55,949	11,278	—	—	67,227
Inter-segment	—	22,367	—	—	22,367

Total segment revenue	$211,367	$54,279	$2,922	$112	268,680

Inter-segment revenue					(22,367)

Consolidated total revenue					$246,313

Net earnings:
Domestic	$16,982	$11,057	$1,777	$(429)	$29,387
Foreign	4,965	4,402	—	—	9,367

Total segment net earnings (loss)	$21,947	$15,459	$1,777	$(429)	38,754

Inter-segment eliminations					(3,112)
Earnings from discontinued operations					724

Consolidated net earnings					$36,366

Other items:
Net investment income	$10,605	$1,264	$1,439	$100	$13,408
Depreciation and amortization (1)	851	1,704	53	267	2,875
Interest expense (benefit)	22	2,237	194	(552)	1,901
Capital expenditures (1)	980	647	—	15,488	17,115
Income tax provision	10,549	10,290	686	202	21,727
Inter-segment eliminations					(1,761)

Consolidated income tax provision from continuing operations					$19,966

(1) Excludes immaterial amounts related to discontinued operations.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(4)	SEGMENT AND GEOGRAPHIC INFORMATION, continued

The following table presents selected revenue items by line of business for the periods indicated.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Group life, accident and health	$245,945	$220,253	$86,055	$72,744
Diversified financial products	207,684	80,399	77,571	35,581
London market account	83,572	101,733	22,050	35,276
Aviation	92,283	72,779	35,016	24,542
Other specialty lines of business	46,845	3,383	18,554	3,176

	676,329	478,547	239,246	171,319
Discontinued lines of business	40,994	56,807	8,944	18,121

Net earned premium	$717,323	$535,354	$248,190	$189,440

Group life, accident and health	$45,462	$45,465	$15,867	$14,502
Property and casualty	90,374	59,828	30,024	27,076

Fee and commission income	$135,836	$105,293	$45,891	$41,578

(5)	EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares outstanding during the period divided into net earnings. Diluted earnings per share is based on the weighted average number of common shares outstanding plus the potential common shares outstanding during the period divided into net earnings. Outstanding common stock options, when dilutive, are considered to be potential common shares for the purpose of the diluted calculation. The treasury stock method is used to calculate potential common shares due to options. The dilutive effect of our contingently convertible notes is not included in the diluted earnings per share computation until the market price trigger requirement is met or, for certain conversion features, if we have the intent and ability to settle in cash. However, the Emerging Issues Task Force (EITF) recently reached a final consensus on Issue 04-8 entitled “The Effect of Contingently Convertible Debt on Diluted Earnings per Share”, which is effective for periods ending after December 15, 2004. Under this standard, we will be required to include our contingently convertible notes in the diluted earnings per share computation utilizing the “if converted” method unless the terms of the notes meet certain criteria as of December 31, 2004. We currently are considering our alternatives for changing the terms of our notes in accordance with the requirements of EITF 04-8.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(5)	EARNINGS PER SHARE, continued

The following table provides a reconciliation of the denominators used in the earnings per share calculations.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$106,786	$93,101	$15,803	$36,366

Weighted average common shares outstanding	64,493	63,078	64,679	63,717
Additional dilutive effect of outstanding options (as determined by application of treasury stock method)	1,080	1,028	926	1,168

Weighted average common shares and potential common shares outstanding	65,573	64,106	65,605	64,885

Anti-dilutive stock options not included in treasury stock method computation	—	352	95	—

(6)	SUPPLEMENTAL INFORMATION

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Interest paid	$5,848	$5,744	$2,326	$3,023
Income tax paid	96,284	54,000	24,275	21,898
Comprehensive income	112,697	97,323	38,188	33,739
Ceding commissions included in policy acquisition costs	80,216	81,930	26,536	27,617

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(7)	COMMITMENTS AND CONTINGENCIES

Litigation

We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable.

A subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recision of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified compensatory and punitive damages, which because of the nature of the proceedings are not quantifiable in regard to any individual defendant. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. The current court proceedings have been subjected to an indefinite judicial stay pending the resolution of an arbitration among the managing underwriter of the facility and the various facility members. We are not a party to such arbitration. Recently we learned that some of the defendants in the various proceedings have settled the claims made by the plaintiffs for undisclosed sums.

In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action.

Although the ultimate outcome of these matters cannot be determined at this time, based upon present information, the availability of insurance coverage and advice received from our outside legal counsel, we do not believe the resolution of any of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(7)	COMMITMENTS AND CONTINGENCIES, continued

Indemnification

In conjunction with the sale of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contract. Other indemnifications agree to reimburse the purchaser for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.

If a claim has not been made, we have not recorded a liability related to these indemnifications since, at this time, we do not know of any circumstances that would create a claim. We cannot estimate the maximum potential amount covered by these indemnifications as the indemnifications cover many matters, operations and possibilities, the total exposure to which is not quantifiable. One indemnification, which has no time limit or cap, covers certain net losses incurred on insurance contracts entered into before the sale date. This indemnification was given by a company we acquired, before its acquisition, in connection with the sale of a subsidiary. We reimburse the purchaser after it pays covered claims to policyholders. We have a liability of $5.9 million recorded at September 30, 2004 to cover our anticipated payments under this indemnification. Another indemnified party has recently made a claim for $3.5 million. We are currently assessing the merits of this claim under our indemnification agreement. We have not accrued a liability related to this claim.

(8)	ACCOUNTING DEVELOPMENTS

In March, 2004, the EITF reached a consensus on Issue 03-1 entitled “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under Statement of Financial Accounting Standards No. 115 entitled “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method or the equity method. In September, 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized during the fourth quarter of 2004. We are monitoring the outcome of the EITF’s consideration of these issues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily receive our revenue from earned premium derived from our insurance company operations, fee and commission income generated by our agency operations, ceding commissions in excess of policy acquisition costs earned by our insurance company operations, investment income from all of our operations, and other operating income. Our core underwriting activities involve providing insurance products in the group life, accident and health, diversified financial products, London market account, aviation and other specialty lines of business, each of which is marketed by our insurance companies and our underwriting agencies either directly to customers or through a network of independent agents, third party administrators and brokers.

We acquired Surety Associates Holding Co., Inc. and its subsidiary, American Contractors Indemnity Company, in the first quarter of 2004. We acquired Covenant Underwriters Limited and Continental Underwriters Limited in the third quarter of 2003. The results of operations of these companies are included in our condensed consolidated financial statements beginning on the effective dates of the acquisitions.

The reasons for any significant variations between the quarters ended September 30, 2004 and 2003 are the same as those discussed below for the respective nine month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios, and number of employees.

Results of Operations

Net earnings increased 15% to $106.8 million, or $1.63 per diluted share, in the first nine months of 2004 from $93.1 million, or $1.45 per diluted share, for the same period in 2003 and decreased to $15.8 million in the three months ended September 30, 2004 from $36.4 million for the same period in 2003. For the nine month and three month periods in 2004, net earnings include a loss of $35.7 million, or $0.54 per diluted share, due to the combined effects of four hurricanes, discussed in more detail below. Growth in all components of revenue contributed to the increase in 2004 net earnings for the nine months. In addition, 2004 net earnings include a $4.4 million increase from the operations of subsidiaries acquired in 2004 and 2003. Included in 2003 net earnings is a charge of $3.9 million, or $0.06 per diluted share, due to the cumulative effect on prior years of our 2003 restatement to change our accounting for certain fee and commission income.

During the third quarter of 2004, catastrophic events occurred related to four major hurricanes: Charley, Frances, Ivan and Jeanne (collectively “hurricanes”). The following table shows the indicated amounts, as well as the effect of the hurricanes on those amounts.

			Effect of
	Nine months ended	Three months ended	hurricanes
	September 30, 2004	September 30, 2004	(both periods)
Gross incurred loss and loss adjustment expense	$963,268	$416,762	$110,000
Net incurred loss and loss adjustment expense	476,079	202,317	47,918
Ceded earned premium	640,379	216,865	7,082
Net earnings (loss)	106,786	15,803	(35,673)
Diluted earnings (loss) per share	1.63	0.24	(0.54)

The following table shows our net loss, expense and combined ratios for 2004 and the effect that the losses related to the hurricanes had on these ratios. To determine the effect of the hurricanes, we calculated the hurricane net loss ratio by excluding the $47.9 million of hurricane losses from the numerator and the $7.1 million of reinstatement premium from the denominator of the net loss ratio.

	Nine months ended	Three months ended
	September 30, 2004	September 30, 2004
Ratios:
Net loss ratio	66.4%	81.5%
Expense ratio	26.5	26.3

Combined ratio	92.9%	107.8%

Effect of hurricanes:
Net loss ratio	7.3%	21.0%
Expense ratio	.3	.7

Combined ratio	7.6%	21.7%

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earned premium	78.2%	78.3%	77.0%	76.9%
Fee and commission income	14.8	15.4	14.3	16.9
Net investment income	5.4	5.6	5.8	5.4
Net realized investment gain	.5	—	1.2	.1
Other operating income	1.1	.7	1.7	.7

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	51.9	49.6	62.8	48.3
Total operating expense	29.7	29.3	29.3	28.3
Interest expense	.7	.8	.6	.8

Earnings from continuing operations before income tax provision	17.7	20.3	7.3	22.6
Income tax provision	6.1	7.3	2.5	8.1

Earnings from continuing operations	11.6%	13.0%	4.8%	14.5%

Total revenue increased 34% to $917.5 million for the first nine months of 2004, driven by significant growth in net earned premium (discussed in the Segments — Insurance Company Segment section below), fee and commission income, and investment income. Approximately $40.1 million of the $233.4 million increase in revenue was due to subsidiaries acquired in 2004 and 2003. We expect the growth in total revenue to continue for the remainder of 2004 and into 2005.

The table below shows the source of our fee and commission income.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Agencies	$92,609	$79,257	$31,057	$28,272
Insurance companies	38,293	30,126	13,550	10,868
Subsidiaries acquired in 2004 and 2003	4,934	2,438	1,284	2,438
Charge	—	(6,528)	—	—

Total fee and commission income	$135,836	$105,293	$45,891	$41,578

Fee and commission income increased 29% to $135.8 million in the first nine months of 2004. Agencies increased 17% year over year and insurance companies increased 27% during the same period. Both increases are due to new business in our diversified financial products line of business, as well as, with respect to our agencies, increased business at our reinsurance broker. The charge of $6.5 million in 2003 relates to the cumulative effect on prior years of our 2003 restatement to change our accounting for certain fee and commission income.

The sources of net investment income are detailed below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Fixed income securities	$40,360	$29,952	$14,285	$10,600
Short-term investments	6,266	5,787	2,249	1,747
Other investments	4,573	3,833	2,728	1,478

Total investment income	51,199	39,572	19,262	13,825
Investment expense	(1,730)	(1,069)	(652)	(417)

Net investment income	$49,469	$38,503	$18,610	$13,408

Net investment income increased 28% to $49.5 million in the first nine months of 2004 and 39% in the third quarter of 2004, compared to the comparable prior periods. These increases were due to higher investment assets, which increased to $2.1 billion as of September 30, 2004 compared to $1.7 billion as of December 31, 2003. The growth in investments resulted from significant cash flow from operations and, to a lesser extent, the acquisition of American Contractors Indemnity Company in January, 2004. Net investment income increased despite low yields on our fixed income and short-term investments. We expect investment assets to continue to increase and produce additional growth in investment income into 2005. If market interest rates rise, the growth in investment income would be expected to accelerate, since our current portfolio has a relatively short duration and could be invested on a longer-term basis to take advantage of higher rates.

Other operating income increased $5.7 million in the first nine months of 2004 and $3.9 million in the third quarter of 2004, compared to the comparable prior periods. The third quarter includes $2.3 million of income related to two mortgage impairment insurance contracts that are treated as derivative financial instruments and a $1.5 million gain from the sale of a building. Period to period comparisons may vary substantially depending on other operating investments or dispositions of such investments in any given period.

Compensation expense increased 21% for the first nine months of 2004, primarily due to employees of acquired subsidiaries and secondarily to normal increases in salaries and incentive compensation accruals. The rate of increase in compensation expense for subsidiaries not acquired during the last two years was less than the rate of increase in revenue, thereby contributing to higher margins and increased net earnings. Compensation expense and the number of employees on a comparable basis are shown below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Compensation expense:
Subsidiaries	$61,678	$57,291	$20,199	$18,680
Subsidiaries acquired in 2004 and 2003	8,203	621	3,244	621

Total compensation expense	$69,881	$57,912	$23,443	$19,301

	September 30,
	2004	2003
Number of employees:
Subsidiaries	1,050	1,071
Subsidiary acquired in July, 2003	17	14
Subsidiary acquired in January, 2004	150	—
Subsidiary sold in 2003	—	59

Total number of employees	1,217	1,144

Other operating expense increased in 2004 principally due to additional costs of acquired subsidiaries, as shown in the following table. During 2004, we accrued $1.8 million to cover litigation settlement costs. In 2003, there was a one-time currency gain of $1.3 million from settlement of an advance of funds to an unaffiliated entity.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Other operating expense:
Subsidiaries	$41,577	$40,004	$13,800	$12,924
Subsidiaries acquired in 2004 and 2003	7,672	543	4,049	543
Litigation accruals	1,775	245	—	—
Currency conversion gain	—	(1,287)	—	—

Total other operating expense	$51,024	$39,505	$17,849	$13,467

Our effective income tax rate on earnings from continuing operations was 34.4% for the nine months ended September 30, 2004, compared to 35.9% for the comparable period in 2003 and 33.6% for the three months ended September 30, 2004, compared to 35.9% for the comparable period in 2003. The effective tax rate decreased primarily because our tax exempt interest income increased as a percentage of our pre-tax income due to the increase in the tax exempt component of our investment portfolio.

At September 30, 2004, book value per share was $17.97, up from $17.46 as of June 30, 2004 and $16.37 as of December 31, 2003. Total assets were $5.6 billion and shareholders’ equity was $1.2 billion, up from $4.9 billion and $1.0 billion, respectfully, at December 31, 2003.

Segments

Insurance Company Segment

Net earnings of our insurance company segment increased 10% to $67.5 million for the nine months ended September 30, 2004, compared to the same period in 2003. Net earnings during the third quarter of 2004 were reduced to $0.7 million, compared to $21.9 million for the third quarter of 2003. Both 2004 periods were affected by the hurricane losses of $35.7 million. Offsetting the effect of the hurricanes were higher premium volume, improved underwriting results and increased investment income, all of which contributed to the year-to-date growth in segment net earnings. In addition, the acquisition of American Contractors Indemnity Company in January, 2004 contributed $3.9 million to the increase in net earnings. We expect net earnings from our insurance companies to continue to grow through 2005.

The following table details premium amounts and their percentages of gross written premium.

	Nine months ended September 30,				Three months ended September 30,
	2004		2003		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%
Direct	$1,252,358	85%	$1,010,186	78%	$423,554	86%	$355,576	80%
Reinsurance assumed	218,562	15	289,581	22	66,595	14	87,464	20

Gross written premium	1,470,920	100	1,299,767	100	490,149	100	443,040	100
Reinsurance ceded	(670,511)	(46)	(633,640)	(49)	(234,556)	(48)	(220,505)	(50)

Net written premium	800,409	54	666,127	51	255,593	52	222,535	50
Change in unearned premium	(83,086)	(5)	(130,773)	(10)	(7,403)	(1)	(33,095)	(7)

Net earned premium	$717,323	49%	$535,354	41%	$248,190	51%	$189,440	43%

The following tables provide premium information by line of business.

	Gross Written Premium			Net Written Premium			% Retained		Net Earned Premium
			%			%					%
	2004	2003	Change	2004	2003	Change	2004	2003	2004	2003	Change
Nine months ended September 30
Group life, accident & health	$441,090	$426,162	4%	$249,172	$233,589	7%	56%	55%	$245,945	$220,253	12%
Diversified financial products	606,847	400,190	52	267,997	134,417	99	44	34	207,684	80,399	158
London market account	151,993	189,062	(20)	92,587	135,941	(32)	61	72	83,572	101,733	(18)
Aviation	149,996	165,280	(9)	109,564	75,765	45	73	46	92,283	72,779	27
Other specialty lines	105,055	29,880	nm	61,315	17,413	nm	58	58	46,845	3,383	nm

	1,454,981	1,210,574	20	780,635	597,125	31	54	49	676,329	478,547	41
Discontinued lines	15,939	89,193	nm	19,774	69,002	nm	nm	nm	40,994	56,807	nm

	$1,470,920	$1,299,767	13%	$800,409	$666,127	20%	54%	51%	$717,323	$535,354	34%

Three months ended September 30
Group life, accident & health	$147,235	$142,680	3%	$87,860	$76,236	15%	60%	53%	$86,055	$72,744	18%
Diversified financial products	215,184	149,764	44	100,183	52,203	92	47	35	77,571	35,581	118
London market account	34,649	48,910	(29)	10,701	33,387	(68)	31	68	22,050	35,276	(37)
Aviation	53,003	56,320	(6)	34,483	24,561	40	65	44	35,016	24,542	43
Other specialty lines	41,061	23,035	nm	22,506	15,191	nm	55	66	18,554	3,176	nm

	491,132	420,709	17	255,733	201,578	27	52	48	239,246	171,319	40
Discontinued lines	(983)	22,331	nm	(140)	20,957	nm	nm	nm	8,944	18,121	nm

	$490,149	$443,040	11%	$255,593	$222,535	15%	52%	50%	$248,190	$189,440	31%

nm-Not meaningful comparison

Gross written premium increased 13% to $1.5 billion in the first nine months of 2004. Net written premium increased 20% to $800.4 million and net earned premium increased 34% to $717.3 million. These percentage increases are 20%, 31% and 41%, respectively, before consideration of our discontinued lines. These increases were due to organic growth; a higher retention level in our group life, accident and health, diversified financial products and aviation lines of business; and the acquisition of American Contractors Indemnity Company in January, 2004. Premiums are expected to continue to increase into 2005. The changes in premium volume and retention rates between periods resulted principally from the following factors:

•	The largest premium growth was in our diversified financial products line of business. We experienced organic growth in our directors’ and officers’ and errors and omissions product lines, as well as an increase in our surety business due to the acquisition in January, 2004. There has been increased pricing competition in the public company directors’ and officers’ account, but we believe the business is still very profitable. Other smaller directors’ and officers’, errors and omissions, and surety business is very stable. Our retentions remain the same on public company directors’ and officers’ business, but we have increased our retentions on other products within this line of business where there is a relative lack of volatility and no catastrophe exposure.

•	Our other specialty line of assumed reinsurance business increased significantly due to the marine business written by an underwriting agency we acquired in 2003 and our quota share participation on the surplus line business written by Argonaut, done as part of our investment in that company during 2003. The higher retention rate in the third quarter of 2003 results from differences in the mix of business.

•	Our London market account experienced reduced premium writings due to more selective underwriting in response to reduced premium rates. Net written premium was also lower in 2004 than in the preceding year, due to the impact of reinstatement premiums under our catastrophe reinsurance programs. The 2004 retained premium was reduced by $13.5 million for reinstatement premiums ($6.9 million in the third quarter of 2004 due to the hurricanes), compared to only $1.0 million in 2003. Risk retention in this line of business usually is lower than most of our other active lines of business, since the majority of the London market risks have catastrophe exposure; but retained premium is higher because reinsurance is on an excess of loss basis. The retention percentages in the table on page 28 are lower in both periods of 2004 due to the impact of the reinstatement premiums. Although the effect of the hurricanes has slowed the softening of premium rates in this market at least temporarily, we cannot anticipate what impact the hurricanes will have on pricing in 2005, although we are optimistic.

•	While competition continues to result in some premium rate reductions in our aviation and life, accident and health lines of business, profit margins are very acceptable and the markets are relatively stable. We increased our retentions on both lines in 2004 and are considering increasing retentions again in 2005.

We increased the overall percentage of retained risk from 51% in 2003 to 54% in 2004, although substantially more on certain lines of business. Annually, we analyze our overall threshold for risk, then structure a specific reinsurance program for each line of business we underwrite. We purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and volatility, and to achieve a desired ratio of net written premium to policyholders’ surplus. We purchase reinsurance on a proportional basis (where we pay a pro rata portion of the premium we receive) to cover loss frequency, individual risk severity and catastrophe exposure. We also purchase reinsurance on an excess of loss basis (where we pay a specific reinsurance premium) to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type, cost and limits of reinsurance we purchase vary year to year based on our risk assessment, our desired retention levels based on profitability and other studies, and the market availability of quality reinsurance at an acceptable price.

The tables below show the composition of net and gross incurred loss and loss adjustment expense.

	Nine months ended September 30,				Three months ended September 30,
	2004		2003		2004		2003
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio
Net
Hurricanes	$47,918	6.7%	$—	—%	$47,918	19.3%	$—	—%
Reserve development	7,044	1.0	10,447	1.9	4,192	1.7	617	0.3
All other net incurred loss and loss adjustment expense	421,117	58.7	328,618	61.4	150,207	60.5	118,336	62.5

Net incurred loss and loss adjustment expense	$476,079	66.4%	$339,065	63.3%	$202,317	81.5%	$118,953	62.8%

Gross
Hurricanes	$110,000	8.1%	$—	—%	$110,000	23.6%	$—	—%
Large warehouse fire	—	—	30,000	2.8	—	—	30,000	7.8
Discontinued line of business adjustments	48,151	3.5	61,783	5.7	13,939	3.0	(14,332)	(3.7)
Reduced incurred but not reported losses	(17,300)	(1.3)	—	—	—	—	—	—
All other gross incurred loss and loss adjustment expense	822,417	60.6	680,936	63.2	292,823	63.0	252,479	65.5

Gross incurred loss and loss adjustment expense	$963,268	70.9%	$772,719	71.7%	$416,762	89.6%	$268,147	69.6%

We continue to experience gross development on certain business included in the discontinued line of business, but at a slower pace than in 2003. This is due to a combination of factors including: 1) late reporting by insureds, reinsureds and guaranty associations, 2) changes in our actuarial assumptions to reflect additional information received, and 3) the nature of the business, which is primarily excess of loss reinsurance business where claims can develop slowly. In the third quarter of 2003, we reduced our gross reserves for another product in our discontinued line of business due to revised loss reports we received on a specific set of contracts. During 2004, we reduced gross incurred but not reported losses for prior accident years on certain of our London market account business by $17.3 million, since these reserves were determined to be redundant. The majority of the discontinued and London market business discussed above was substantially reinsured; therefore, the net development was substantially less than the gross.

The net loss ratio for the third quarter of 2004 was high at 81.5% due to the impact of our retained portion of the hurricane losses. The negative net reserve development for the nine months ended September 30, 2004 and 2003 and the three months ended September 30, 2004 resulted principally from development in the discontinued line of $11.6 million, $8.4 million and $5.1 million, respectively, for the reasons discussed in the preceding paragraph. The remaining differences result from some small movements in our other lines of business. These movements resulted from normal recurring changes that are expected from time to time. We believe that we have provided for all material consolidated net incurred losses.

The following table provides comparative net loss ratios by line of business.

	Nine months ended September 30,				Three months ended September 30,
	2004		2003		2004		2003
	Net	Net	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio	Premium	Ratio
Group life, accident and health	$245,945	64.4%	$220,253	63.8%	$86,055	67.7%	$72,744	64.1%
Diversified financial products	207,684	47.1	80,399	47.3	77,571	49.3	35,581	46.7
London market account	83,572	90.3	101,733	52.9	22,050	215.5	35,276	53.0
Aviation	92,283	69.6	72,779	63.6	35,016	86.9	24,542	63.6
Other specialty lines	46,845	70.1	3,383	60.4	18,554	84.8	3,176	60.7

	676,329	63.4	478,547	58.7	239,246	79.5	171,319	58.1
Discontinued lines	40,994	115.3	56,807	102.7	8,944	135.4	18,121	107.5

Totals	$717,323	66.4%	$535,354	63.3%	$248,190	81.5%	$189,440	62.8%

Expense ratio		26.5		25.5		26.3		25.8

Combined ratio		92.9%		88.8%		107.8%		88.6%

     Comments on net loss ratios by line of business follow:

•	Group life, accident and health — The 2004 net loss ratios were higher than the same periods of 2003 due to the increase in premium rates on recent business written being slightly lower than the trend in medical costs, as a result of increased pricing competition. However, underwriting margins in this line of business remain very acceptable.

•	Diversified financial products — The surety business of American Contractors Indemnity Company, acquired in January, 2004, has a significantly lower loss ratio compared to our other products in this line. As surety business increases, it will have more impact on the diversified financial products net loss ratio. The increase in the loss ratio for the three months ended September 30, 2004, compared to the same period in 2003, resulted from a slight upward adjustment in the current accident year loss reserves in this line.

•	London market account — The hurricanes increased the loss ratios 43.3% and 165.2%, respectively, for the nine months and three months ended September 30, 2004. Otherwise, loss ratios improved because we have been more selective in our underwriting and have moved to more excess of loss business where there is less loss frequency.

•	Aviation — The hurricanes increased the loss ratios 11.3% and 29.9%, respectively, for the nine months and three months ended September 30, 2004. Otherwise, underwriting results have generally been better in 2004 than in 2003.

•	Other specialty lines — The non-catastrophe loss ratio was as expected for new business activities commenced during the past year. The hurricanes increased the net loss ratios 9.9% and 25.0% for the nine months and three months ended September 30, 2004, respectively.

•	Discontinued lines — All periods have been affected by reserve additions resulting from our ongoing review of outstanding claims and additional information received, as discussed under gross loss reserves. Additionally, given the limited amount of earned premium in this line of business, a minor adjustment to the reserves can significantly impact the net loss ratio.

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $151.6 million during the first nine months of 2004, from $103.0 million in the same period of 2003. This increase was proportionate to the increase in net earned premium after consideration of factors increasing our expense ratio. The increase in the expense ratio was a result of reduced ceding commissions due to higher retentions, plus additional expenses of the surety business at American Contractors Indemnity Company, acquired in January, 2004. As is common in the industry, our surety business has a significantly higher expense ratio than our business in other lines, although the surety business also has a much lower expected loss ratio.

Agency Segment

Revenue from our agency segment increased 14% to $169.4 million year-to-date in 2004, compared to the same period in 2003. This resulted primarily from increased new business and an acquisition in July, 2003, which accounted for $5.3 million of the revenue increase. For the third quarter of 2004, revenue increased 8% compared to the third quarter of 2003, due to organic growth in the business. Segment net earnings increased slightly year-to-date and decreased slightly in the third quarter, when compared to the prior year respective periods. The relatively stable earnings, in spite of increasing revenue, was due to higher corporate expense allocations in 2004, plus additional incentive compensation expense based on the underwriting profitability of the business written. Also, in 2004 a discontinued agency operation recorded a $1.6 million pre-tax accrual for certain pending litigation.

Liquidity and Capital Resources

We receive substantial cash from premiums, reinsurance recoverables, fee and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes and dividends.

For the nine months ended September 30, 2004, cash provided by operating activities increased $24.7 million to $350.6 million and for the three months ended September 30, 2004, it increased $10.3 million to $136.9 million, compared to the comparable prior year periods. Our cash provided by operating activities has increased in recent years, principally due to our increasing net earnings, growth in net written premium and net loss reserves, and expansion of our diversified financial products line of business. Claims are resolved over a longer period of time in this line and, therefore, we hold premium dollars for a longer period of time (until claims are paid) compared to our other lines of business. The components of our net operating cash flows are detailed in the following table.

	Nine months ended		Three months ended
	September 30,		September 30,
	2004	2003	2004	2003
Net earnings	$106,786	$93,101	$15,803	$36,366
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(6,768)	(31,596)	13,085	15,240
Change in unearned premium, net	84,880	136,474	5,339	35,567
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	199,300	143,845	94,847	58,096
Other, net	(33,619)	(15,934)	7,871	(18,651)

Cash provided by operating activities	$350,579	$325,890	$136,945	$126,618

Operating cash flows fluctuated due to timing differences in the payment of claims and the collection of related recoverables, and the collection of receivables and the payment of related liabilities. In addition, as we write more business in our diversified financial products line, our net unearned premium and reserves continue to grow due to expansion of this line and the fact that products in this line generally experience a longer time period between reporting and payment of claims. Other cash provided by operating activities was reduced approximately $21.0 million in the first nine months of 2004 for a federal income tax payment related to a gain for a subsidiary sold in December, 2003.

We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our consolidated cash and investment portfolio increased $375.5 million during 2004 and totaled $2.2 billion as of September 30, 2004. The increase primarily resulted from the high levels of operating cash flows and our 2004 acquisition of American Contractors Indemnity Company. Included in short-term investments at September 30, 2004 is $189.7 million of funds held by underwriting agencies for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.

We invest our funds in highly rated fixed income securities. Our strategy is to maximize interest income and yield, rather than to maximize total return. Our portfolio is managed by an outside investment advisor on an active basis in compliance with investment policies promulgated by us. In accordance with this strategy, realized gains and losses from sales of investment securities are usually minimal, unless we decide to capture gains to enhance statutory capital and surplus of our insurance company subsidiaries. Our portfolio turnover will fluctuate, depending upon opportunities to increase yields by replacing one security with another higher yielding security. Information about our portfolio of fixed income securities follows:

	Nine months ended September 30,		Three months ended September 30,
	2004	2003	2004	2003
Average yield	4.1%	4.3%	3.9%	4.2%
Average tax equivalent yield	4.8	4.9	4.7	4.8

	September 30, 2004	December 31, 2003
Weighted average maturity	4.6 years	4.5 years
Weighted average duration	3.8 years	3.7 years
Average S&P rating	AA+	AA+

The average duration of our claims in many of our lines of business is relatively short and, accordingly, our investment portfolio has a relatively short duration. As we expand the directors’ and officers’ liability and errors and omissions components of our diversified financial products lines, which have a longer claims duration, the average duration of our claims is expected to increase. We are taking these changes into consideration in determining the duration of our investment portfolio. We have also kept the duration of our portfolio relatively short during the recent period of very low interest rates in expectation of higher interest rates. We have started to extend the duration and maturities of our investments to take advantage of higher long-term market interest rates.

The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments as of September 30, 2004.

		Maturities / Estimated Payment Dates
	Total	2004-2005	2006-2007	2008-2009	Thereafter
Cash and investment maturities of insurance companies	$1,851,609	$546,335	$286,443	$207,911	$810,920
Estimated loss and loss adjustment expense payments, net of reinsurance	915,385	437,149	275,965	122,886	79,385

Estimated available cash flow	$936,224	$109,186	$10,478	$85,025	$731,535

As demonstrated in the above table, we maintain sufficient liquidity to pay anticipated policyholder claims. At September 30, 2004, the weighted average duration of our claims payable is approximately 2.3 years. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments, nor do we anticipate needing to use our $200.0 million Revolving Loan Facility to pay claims. However, this credit facility can provide additional liquidity if such an unexpected event was to occur.

The market value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the market value will generally decrease and as rates decrease, the market value will generally increase. The fluctuations in market value are somewhat muted by the relatively short duration of our portfolio. During 2004, the net after tax unrealized gain on our investments recorded in other comprehensive income increased $7.8 million as a result of market value changes. During October, 2004, we estimate that our net after tax unrealized gain related to our fixed income securities increased approximately $2.6 million due to decreasing interest rates. We estimate that a 1% increase in interest rates would decrease the market value of our fixed income securities by approximately $58.6 million and a 1% decrease would increase the market value by a like amount. Some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. In our current position, higher interest rates would have a positive effect on net earnings.

The following table presents a summary of our total contractual cash payment obligations by estimated payment date as of September 30, 2004. The preparation of the table required us to make estimates and assumptions, which are more fully explained in the table’s footnotes.

		Estimated Payment Dates
	Total	2004-2005	2006-2007	2008-2009	Thereafter
Gross loss and loss adjustment expense payable (1)
Group life, accident and health	$208,384	$183,966	$15,281	$4,432	$4,705
Diversified financial products	496,139	166,425	205,898	81,974	41,842
London market account	317,481	204,153	104,031	8,185	1,112
Aviation	183,017	107,100	58,695	14,494	2,728
Other specialty lines	73,903	38,357	27,244	7,290	1,012
Discontinued lines	664,012	159,163	190,096	165,377	149,376

Total loss and loss adjustment expense payable	1,942,936	859,164	601,245	281,752	200,775
Life and annuity policy benefits	75,138	3,445	5,184	4,806	61,703
1.3% Convertible notes (2)	133,126	2,438	3,250	127,438	—
2% Convertible notes (2)	179,340	3,449	175,891	—	—
Other notes payable	27,262	24,123	488	488	2,163
Revolving loan facility	—	—	—	—	—
Operating leases	28,940	10,527	10,956	6,605	852

Total obligations	$2,386,742	$903,146	$797,014	$421,089	$265,493

(1)	In the above table, the estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next period is relatively consistent over time. The actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	The 1.3% Convertible notes mature during 2023, but are shown in the 2008-2009 column because of a put option on April 1, 2009. The 2% Convertible notes mature during 2021, but are shown in the 2006-2007 column because of a put option on September 1, 2006. Both convertible notes have various put and redemption dates as disclosed in our 2003 Annual Report on Form 10-K. The amount of puts exercised through September 30, 2004 has been immaterial. For purposes of this table, we have included interest on these notes until the respective put dates.

Components of our debt to total capital ratio are shown in the table below.

	September 30,	December 31,
	2004	2003
Notes payable	$322,229	$310,404
Total shareholders’ equity	1,163,142	1,046,920

Total notes payable and shareholders’ equity	$1,485,371	$1,357,324

Debt to total capital ratio	21.7%	22.9%

The principal assets of HCC Insurance Holdings, Inc. are the shares of capital stock of its insurance company subsidiaries. Historically, we have not relied on dividends from our insurance companies to meet the parent holding company’s obligations, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, as we have had sufficient cash flow from our agencies to meet our corporate cash flow requirements. We expect the agencies will continue to provide our corporate cash flow requirements for the remainder of 2004 and in 2005. Principal payments on our Convertible notes are not required until 2021 and 2023 and any puts of these notes under their terms, which have been minimal to date, could be substantially funded by our Revolving Loan Facility.

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC Insurance Holdings, Inc.’s two direct insurance company subsidiaries can pay an aggregate of $40.9 million in dividends in 2004 without obtaining special permission from state regulatory authorities. No dividends have been paid to HCC Insurance Holdings, Inc. by these subsidiaries in 2004.

Our $200.0 million Revolving Loan Facility, which had no outstanding borrowings as of September 30, 2004, expires on December 17, 2004. We expect to renew the facility at the same or better terms.

We have filed registration statements with the United States Securities and Exchange Commission that provide shelf registrations for an aggregate of $750.0 million of our securities, of which we have $625.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.

We believe that our operating cash flows, investments, and bank facility, together with our shelf registrations, will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.

Critical Accounting Policies and Estimation Methodologies for Earned Premium, Policy Acquisition Costs and Ceding Commissions; Loss and Loss Adjustment Expense; and Reinsurance Recoverables

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2003. The following sections provide information about our estimation processes related to certain of our critical accounting policies.

Earned Premium, Policy Acquisition Costs and Ceding Commissions

All of the property and casualty and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income that portion of the premium that provides insurance coverage in the period. Written premium, net of reinsurance, is primarily recognized in earnings on a pro rata basis over the lives of the related policies. However, for certain policies, premium is recognized in earnings over the period of risk in proportion to the amount of insurance risk provided. Unearned premium represents the portion of premium written in relation to the unexpired term of coverage. Premium related to our group life policies is recognized when due. Overall, the majority of our premium recognition calculations are mechanical calculations that follow standard industry practices and involve minimal estimates, such that changes in the estimates would have minimal impact on reported earned premiums.

We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include commissions, taxes, fees, and other direct underwriting costs. We perform annual cost studies to calculate the portion of our insurance companies’ costs related to underwriting activities. We use estimates of time spent or utilization of services in the cost studies. If these estimates change, the amount of costs deferred and amortized could change. We use estimates of loss and loss adjustment expense, based upon historical and current experience, and anticipated investment income, based upon current yields, in determining premium deficiencies and the recoverability of deferred policy acquisition costs. Changes in these estimates could affect our conclusion as to whether a deficiency exists or deferred acquisition costs are recoverable. If we determine that a deficiency exists or that costs are not recoverable, we recognize the effect in the current period as a charge to operations.

Loss and Loss Adjustment Expense

Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses, less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions recorded using the purchase method of accounting.

The reserves for reported losses related to our direct business and certain reinsurance assumed are initially set by our claims personnel or independent claims adjusters hired by us. The reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible as information becomes available. Reserves for reported losses related to other reinsurance assumed are recorded based upon information supplied to us by the ceding company. Our claims personnel monitor these reinsurance assumed reserves on a current basis and audit ceding companies’ claims to ascertain that claims are being recorded currently and that net reserves are being set at levels that properly reflect the liability related to the claims.

Our actuaries, in conjunction with our claims personnel, estimate the amount of our incurred but not reported reserves, which include an estimate for losses that have occurred but have not been actually reported to us, as well as an estimate of potential development in outstanding claim reserves. When there is the possibility that information related to reserves may be reported late or where there is the possibility that claims may take a long time to develop, our actuaries’ estimates are based on our historical trends in paid and incurred losses or, if we do not have enough history, on industry trends and factors. These estimates take into consideration that claims or information related to outstanding claims can be reported late or be slow in developing, especially with respect to assumed reinsurance because it takes an extended time for cedants to gather and report information and for certain insolvent cedants, their claims are being administered by state authorities or guarantee associations.

Our actuaries utilize standard actuarial techniques in making their reserve determinations. These techniques may require a high degree of judgment. Reserves are estimates, and changed conditions can cause changes in the estimates. However, we believe that our review process is effective, such that any required changes are recognized in the period of change as soon as the need for the change is evident. Reinsurance recoverables offset our gross reserves based upon the contractual terms of our reinsurance agreements.

Our net reserves have historically shown positive development except for the effects of losses on commutations, which we have completed in the past and may negotiate in the future. Commutations can produce negative prior year development since, for generally accepted accounting principles purposes, any excess of undiscounted reserves assumed over assets received must be recorded as a loss upon commutation. However, economically, the loss generally represents the time value of money discount that will be earned over the payout of the undiscounted reserves; thus, the loss may be recouped as investment income on the assets received. Based on our reserving techniques and our past results, we believe that there will not be any material negative development in our consolidated net reserves.

The following table details the characteristics and major actuarial assumptions utilized in the estimation of our loss reserves by major products within our lines of business. We considered all major lines of business written by the insurance industry when determining the relative characteristics of claims duration, speed of loss reporting and reserve volatility. Other companies may classify their own insurance products in different lines of business or utilize different actuarial assumptions.

Claims
Characteristics
Speed of
				Loss	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions
Group life, accident and health	Medical stop-loss	Direct	Short	Fast	Low	Medical cost and utilization trends. Historical loss payment and reporting patterns.
Rate changes.

Diversified financial products	Directors’ and officers’ liability	Direct	Medium	Moderate	Medium	Industry loss reporting patterns.

	Errors and omissions	Direct	Medium	Moderate	Low	Historical loss reporting patterns.

	Surety	Direct	Medium	Fast	Low	Historical loss payment and reporting patterns.

London market account	Accident and health	Direct and assumed	Medium	Slow	Medium	Historical loss payment and reporting patterns.
Rate changes.

	Energy	Subscription	Medium	Moderate	Medium	Historical frequency. Historical severity.
Historical large loss experience.

	Property	Subscription	Medium	Moderate	Medium	Historical frequency.
Historical severity.
Historical large loss experience.

Aviation	Aviation	Direct and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns.
Rate changes.

Other specialty	Surplus lines business	Assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns.

Discontinued	Accident and health reinsurance	Assumed	Long	Slow	Medium	Historical and industry loss payment and reporting patterns.

We have insignificant exposure to asbestos and environmental losses, since we did not begin business until 1981 and the type of business we wrote contained pollution exclusions or did not subject us to asbestos or environmental risks.

The table below shows our recorded net reserves as of September 30, 2004 by line of business, the actuarial reserve point estimate, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries. The point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded as of a particular point in time. While, from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate, and it can be thought of as the expected value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves we have recorded as of a particular point in time. While there is still a possibility of ultimately paying an amount below the range or above the range, the actuarial probability is very small. The range determinations are based upon estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates. In actuarial practice, some of our lines of business are more effectively modeled by a statistical distribution that is skewed or non-symmetric. These distributions are usually skewed towards large losses, which causes the midpoint of the range to be above the actuarial point estimate or mean value of the range. This should be kept in mind when using the midpoint as a proxy for the mean. The assumptions, estimates and judgments can change based upon new information and changes in conditions and, if they change, it will affect the determination of the range amounts.

Management utilizes the work of its actuaries together with input from its underwriting and claims personnel and other factors in setting its loss and loss adjustment expense reserves. Management utilizes the point and range estimates to monitor the adequacy of its reserves. Generally, we maintain our total net reserves above the actuarial point estimate.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range
Total net reserves	$915,385	$898,127	$852,697	$972,362

Individual lines of business:
Group life, accident and health	$118,470	$117,097	$109,599	$129,164
Diversified financial products	192,548	188,812	167,189	218,779
London market account	156,816	143,382	136,223	161,923
Aviation	99,442	95,387	86,064	103,610
Other specialty lines	36,970	36,541	34,714	40,129

	604,246
Discontinued lines	311,139	316,908	284,657	373,360

Total net reserves	$915,385

The low end of the actuarial range and the high end of the actuarial range for the total net reserves will not equal the sum of the low and high ends for the individual lines of business. Moreover, in actuarial terms, it would not be appropriate to add the ranges for each line of business to obtain a range around the total net reserves because this would not reflect the diversification effects across our various lines of business. The diversification effects result from the fact that losses across the different lines of business are not completely correlated.

We determine our incurred but not reported reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and outstanding loss reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of incurred but not reported reserves in relation to total reserves depends upon the characteristics of the particular line of business, particularly with respect to the speed by which losses are reported and outstanding claims reserves are adjusted. Lines for which losses are reported fast will have a lower percentage incurred but not reported reserve than slower reporting lines, and lines for which reserve volatility is low will have a lower percentage incurred but not reported loss reserve than high volatility lines.

The following tables show the composition of our gross, ceded and net reserves at the respective balance sheet dates.

				% Net IBNR
				to Net Total
	Gross	Ceded	Net	Reserves
As of September 30, 2004
Reported loss reserves:
Group life, accident and health	$128,770	$53,955	$74,815
Diversified financial products	120,928	55,031	65,897
London market account	149,018	73,753	75,265
Aviation	125,401	58,809	66,592
Other specialty lines	18,627	13,069	5,558

Subtotal reported reserves	542,744	254,617	288,127

Incurred but not reported reserves:
Group life, accident and health	79,614	35,959	43,655	37%
Diversified financial products	375,209	248,558	126,651	66
London market account	168,460	86,909	81,551	52
Aviation	57,616	24,766	32,850	33
Other specialty lines	55,277	23,865	31,412	85

Subtotal incurred but not reported reserves	736,176	420,057	316,119	52

Discontinued lines reported reserves	407,433	203,978	203,455
Discontinued lines incurred but not reported reserves	256,583	148,899	107,684	35

Total loss and loss adjustment expense payable	$1,942,936	$1,027,551	$915,385	46%

As of December 31, 2003
Reported loss reserves:
Group life, accident and health	$131,245	$64,935	$66,310
Diversified financial products	31,088	20,537	10,551
London market account	148,631	95,797	52,834
Aviation	111,397	54,939	56,458
Other specialty lines	6,129	5,069	1,060

Subtotal reported reserves	428,490	241,277	187,213

Incurred but not reported reserves:
Group life, accident and health	81,408	41,674	39,734	37%
Diversified financial products	216,840	135,023	81,817	89
London market account	107,721	41,026	66,695	56
Aviation	47,734	24,047	23,687	30
Other specialty lines	12,752	6,585	6,167	85

Subtotal incurred but not reported reserves	466,455	248,355	218,100	54

Discontinued lines reported reserves	293,489	184,332	109,157
Discontinued lines incurred but not reported reserves	346,854	156,124	190,730	64

Total loss and loss adjustment expense payable	$1,535,288	$830,088	$705,200	58%

Total net reserves for our diversified financial products line of business increased $100.2 million from December 31, 2003 through September 30, 2004, as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business are higher than in most of our other lines, since these losses report slower and have a longer duration. The percentage of net incurred but not reported reserves to total reserves declined in 2004 as the business matured and losses were reported. Total net reserves for our discontinued lines increased $11.3 million from December 31, 2003 through September 30, 2004 as some premium continued to be earned and we strengthened the reserves somewhat. The percentage of net incurred but not reported reserves to total reserves decreased to 35% as claims continued to be reported.

Reinsurance Recoverables

Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. We constantly monitor the collectibility of the reinsurance recoverables of our insurance companies and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based upon our periodic detail reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectibility of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required. The reserve was $19.0 million at September 30, 2004, compared to $14.9 million at December 31, 2003. We increased the reserve by $4.1 million and $2.1 million in the nine and three months ended September 30, 2004, respectively, to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may be of questionable collectibility. Amounts charged against the reserve in 2004 and 2003 were small.

We are currently in negotiations with most reinsurers who have delayed or suspended payments, but if such negotiations do not result in a satisfactory resolution, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At September 30, 2004, our insurance companies have $6.0 million, mostly in excess of one year old, that has not been paid to us under contracts subject to arbitration proceedings that we initiated. We estimate there could be up to an additional $14.9 million of incurred losses and loss expenses and other balances due under the subject contracts.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

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

b. Changes in Internal Controls

There were no changes to our internal control over financial reporting during the third quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable.

A subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. During 1997 and 1998, our subsidiary was one of two co-intermediaries for the facility. Other defendants in the current proceedings include the other reinsurance intermediary, the former managing underwriter for the facility and various individuals, none of whom are affiliated with us. It is claimed in the proceedings that the actions of the various defendants resulted in the recision of certain reinsurance contracts in an arbitration to which we were not a party and include allegations of breach of fiduciary duty, negligence, fraud and other allegations. The claims in the proceedings are for unspecified compensatory and punitive damages, which because of the nature of the proceedings are not quantifiable in regard to any individual defendant. We believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings. The current court proceedings have been subjected to an indefinite judicial stay pending the resolution of an arbitration among the managing underwriter of the facility and the various facility members. We are not a party to such arbitration. Recently we learned that some of the defendants in the various proceedings have settled the claims made by the plaintiffs for undisclosed sums.

In addition, we are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of the appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is one of a number of similar actions brought by the liquidator. We intend to vigorously contest the action.

Although the ultimate outcome of these matters cannot be determined at this time, based upon present information, the availability of insurance coverage and advice received from our outside legal counsel, we do not believe the resolution of any of these matters will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We have received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance sales practices. Published press reports have indicated that numerous inquiries of this nature have been sent to insurance companies as part of industry-wide investigations. We intend to cooperate fully with such investigations.

Item 6. Exhibits

(a)	Exhibits

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with respect to quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

November 9, 2004	/s/ Stephen L. Way

(Date)	Stephen L. Way, Chairman of the Board, Chief Executive Officer and President

November 9, 2004	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer

Index to Exhibits

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with respect to quarterly report.