Form 10-K
period 2004-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2005-03-16
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission file number 001-13790
HCC Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	76-0336636 (IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas (Address of principal executive offices)	77040-6094 (Zip Code)
(713) 690-7300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:

Common Stock, $1.00 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑          No ☐
      The aggregate market value on June 30, 2004 (the last business day of the Registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the Registrant was approximately $2.1 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the Registrant nor any such person concede that they are affiliates of the Registrant.
      The number of shares outstanding of the Registrant’s Common Stock, $1.00 par value, at February 28, 2005 was 69,761,591.
DOCUMENTS INCORPORATED BY REFERENCE:
          Information called for in Part III of this Form 10-K is incorporated by reference to the Registrant’s definitive Proxy Statement to be filed within 120 days of the close of the Registrant’s fiscal year in connection with the Registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.
      This report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements. Many risks and uncertainties may impact the matters addressed in these forward-looking statements.
      Many possible events or factors could affect our future financial results and performance, including, among other things:

•	the occurrence of additional terrorist activities;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry, economic conditions and catastrophic events can affect the ability and/or willingness of reinsurers to pay balances due and our ability to obtain adequate reinsurance;

•	catastrophic losses, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and man-made events;

•	state, federal and foreign regulations can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates, and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity investments as well as the carrying value of other assets and liabilities;

•	market value of fixed income securities may reduce the value of our investment portfolio;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in our assigned financial strength;

•	our ability to receive dividends from our insurance companies to meet our cash flow, debt, dividend and other corporate expense obligations;

•	our ability to effectively integrate acquired operations and to continue to expand our business through the acquisition of insurance industry related companies;

•	our ability to maintain adequate internal controls and procedures; and

•	the effects of state and other regulatory investigations into the practices and procedures of the insurance industry.
      These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and therefore also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.
      Our forward-looking statements speak only at the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur.

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
      As used in this report, unless otherwise required by the context, the terms “we,” “us” and “our” refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries and the term “HCC” refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.
Risk Factors
      The following factors as well as other information contained in this report should be considered.

If we choose not to or are unable to purchase reinsurance protection for the risks we have underwritten, we will be exposed to any resulting losses, which could adversely affect our financial condition, results of operations and cash flow.
      We purchase reinsurance for significant amounts of risk underwritten by our insurance companies, especially volatile and catastrophic risks. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase, which may affect the level of our business and profitability. For instance, the natural attrition of reinsurers who exit lines of business, or who curtail their writings, for economic or other reasons, reduces the capacity of the reinsurance market, causing rates to rise. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure you that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what effect catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and at favorable rates in particular. If we are unable to renew our expiring facilities or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear an increase in net exposures, we would have to reduce the level of our underwriting commitments, especially in catastrophe-exposed risks. Either of these potential developments could have a material adverse effect on our business. The lack of available reinsurance may also adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance broker operations.
      In some cases, we may determine, based on pricing, availability, loss history and other factors, to increase the level of risk we retain and reduce the amount of reinsurance we purchase or may determine not to purchase reinsurance for a particular risk or line of business. Such determinations have the effect of increasing our exposure to losses associated with such risks or in the subject line of business and could have a material adverse effect on our financial position, results of operations and cash flows in the event of significant losses associated with such risks or lines of business.

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
      If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

If we are unsuccessful in competing against larger or more well established business rivals, our results of operations and financial condition could be adversely affected.
      In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors’ and officers’ liability (diversified financial products), employer sponsored, self-insured medical plans (medical stop-loss), errors and omissions (diversified financial products) and surety (diversified financial products), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s, ACE and Zurich Insurance Company in our London market business; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health, White Mountain and Hartford Life in our group life, accident and health business; and The Chubb Corporation, ACE, XL and Philadelphia Consolidated in our diversified financial products business. We face competition from specialty insurance companies, underwriting agencies and reinsurance brokers, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees.
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
      Property and casualty insurers are subject to claims arising out of catastrophes that may have a significant effect on their results of operations, liquidity and financial condition. Catastrophic losses have had a significant impact on our results. Catastrophes can be caused by various events, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as the September 11, 2001 terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Most catastrophes are restricted to small geographic areas; however, hurricanes, earthquakes and terrorist attacks may produce significant damage in large, heavily populated areas. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, as a result of the September 11, 2001 terrorist attack, we experienced the largest single loss to our insurance company operations in our history. We also experienced significant losses during the third quarter of 2004 related to four major hurricanes. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. In 2005, we estimate that approximately 6% of our current business (based on gross written premium) may be affected by catastrophes. It is therefore possible that a catastrophic event or multiple catastrophic events could have material adverse effect on our results of operations, liquidity and financial condition.

Because we operate internationally, fluctuations in currency exchange rates may affect our receivable and payable balances and our reserves, which may adversely affect our results of operations and financial condition.
      We underwrite insurance coverages that are denominated in a number of foreign currencies and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our net earnings.

If we fail to comply with extensive state, federal and foreign regulations, we will be subject to penalties, which may include fines and suspension and which may adversely affect our results of operations and financial condition.
      We are subject to extensive governmental regulation and supervision. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation, generally administered by a department of insurance in each state in which we do business, relates to, among other things:

•	approval of policy forms and premium rates;

•	standards of solvency, including risk-based capital measurement (which is a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized);

•	licensing of insurers and their agents;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on the ability of our insurance companies to pay dividends to us;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed; and

•	requiring reserves for unearned premium, losses and other purposes.
      State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of insurance companies, holding company issues and other matters. Recently, state regulators in many states have initiated or are participating in industry-wide investigations of sales and marketing practices in the insurance industry. Such investigations focused in large part on compensation practices between insurance companies and insurance agents and brokers known as contingent commissions and other non-disclosed fees; and in certain cases with the fraudulent quoting of terms and conditions, known as bid rigging; and more recently in the application and accounting of finite risk insurance. These ongoing investigations have in some instances already resulted in restitution and settlement payments by some companies and criminal charges against some individuals. These ongoing investigations might lead to changes in the structure of compensation arrangements, the offering of certain products and increased transparency in the marketing of many insurance products.
      Recently adopted federal legislation to modernize financial services may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework which applies to our operations in that jurisdiction. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Some regulatory authorities have relatively broad discretion to grant, renew, or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our business. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business.

If the rating agencies downgrade our company or our insurance companies, our results of operations and competitive position in the industry may suffer.
      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Inc. and Standard & Poor’s Corporation, whose ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continued retention of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

Our loss reserves are based on an estimate of our future liability. If actual claims prove to be greater than our reserves, our results of operations and financial condition may be adversely affected.
      We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events.

We invest a significant amount of our assets in fixed income securities that have experienced market fluctuations. Fluctuations in the fair market value of fixed income securities may greatly reduce the value of our investment portfolio and, as a result, our financial condition may suffer.
      At December 31, 2004, $1.7 billion of our $2.5 billion investment portfolio was invested in fixed income securities. The fair market value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair market value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Although we maintain an investment grade portfolio (99% are rated “A” or better), our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in market value) and, in a worst case scenario, the issuer could default on its financial obligations. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair market value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our shareholders’ equity, total comprehensive income and/or our cash flows. Unrealized pre-tax net investment gains (losses) on investments in fixed-income securities were $(9.3) million in 2004, $(3.7) million in 2003 and $22.0 million in 2002.

If states drastically increase the assessment our insurance companies are required to pay, our results of operations and financial condition will suffer.
      Our insurance companies are subject to assessments in most states where we are licensed for the provision of funds necessary for the settlement of covered claims under certain policies provided by impaired, insolvent or failed insurance companies or for the issuance of insurance policies to “high risk” or otherwise uninsured individuals. Maximum contributions required by law in any one year vary by state and have historically been between 1% and 2% of annual premiums written. We cannot predict with certainty the amount of future assessments. Significant assessments could have a material adverse effect on our financial condition or results of operations.

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

Our strategy of acquiring other related insurance industry companies for growth may not succeed and may adversely affect our consolidated financial condition and results of operations.
      Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could materially adversely affect our business and financial performance, including:

•	the diversion of our management’s attention;

•	our ability to assimilate the operations and personnel of the acquired companies;

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies;

•	the need to expand management, administration, and operational systems; and

•	increased competition for acquisition opportunities and qualified employees.
      We cannot predict whether:

•	we will be able to acquire additional insurance related companies on terms favorable to us;

•	we will be able to successfully integrate the operations of any new insurance related company into our business;

•	we will realize any anticipated benefits of completed acquisitions; or

•	there will be substantial unanticipated costs associated with new acquisitions.
      In addition, future acquisitions by us may result in:

•	potentially dilutive issuances of our equity securities;

•	the incurrence of additional debt; and

•	the recognition of potential impairment of goodwill and other intangible assets.
Business Overview
      We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We concentrate our activities in selected, narrowly defined, specialty lines of business. We operate primarily in the United States, the United Kingdom, Spain and Bermuda. We underwrite insurance both on a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company’s risk in exchange for all or a portion of the premium. We market our products both directly to customers and through a network of independent brokers and producers, and affiliated agents.
      Since our founding, we have been consistently profitable, generally reporting annual increases in gross written premium and total revenue. During the period 2000 through 2003, which is the latest period for which industry information is available, we had an average statutory combined ratio of 93.9% versus the less favorable 108.4% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2000 through 2004, our gross written premium increased from $967.5 million to $2.0 billion, an increase of 104%, while net written premium increased 290% from $283.8 million to $1.1 billion. During this period, our revenue increased from $474.6 million to $1.3 billion, an increase of 170%.
      During the period December 31, 2000 through December 31, 2004, our shareholders’ equity more than doubled from $530.9 million to $1.3 billion. During the same period, our assets increased 113% from $2.8 billion to $5.9 billion.

      Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

•	Group life, accident and health

•	Diversified financial products

•	London market account

•	Aviation

•	Other specialty lines
      In the United States, American Contractors Indemnity Company, Avemco Insurance Company, HCC Life Insurance Company, U.S. Specialty Insurance Company, and United States Surety Company (acquired in February 2005) operate on an admitted, or licensed, basis. Houston Casualty Company and HCC Specialty Insurance Company operate on a surplus lines basis as a non-admitted, or unlicensed, insurer offering insurance coverage not otherwise available from an admitted insurer in the relevant state. Houston Casualty Company operates a registered branch office in London and offers insurance predominantly in the United Kingdom and reinsurance in countries where it is not licensed. HCC Europe operates from its Madrid, Spain offices and offers insurance throughout the European Union. HCC Reinsurance Company is a Bermuda-domiciled reinsurance company and can write assumed reinsurance worldwide.
      Our operating insurance companies are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. and “AA (Very Strong)” (3rd of 22 ratings) by Standard and Poor’s Corporation, two nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.
      Our underwriting agencies underwrite on behalf of our insurance companies and in certain situations for other non-affiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based entirely on fee income and profit commissions and specialize in contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; marine; professional indemnity; mortgage and residual value insurance; and other specialty lines of business. Our principal underwriting agencies are ASU International, Covenant Underwriters, HCC Global Financial Products, HCC Diversified Financial Products, Professional Indemnity Agency and HCC Indemnity Guaranty Agency.
      Our reinsurance and insurance brokers provide reinsurance and insurance brokerage services for our insurance companies and our clients and receive fees for their services. A reinsurance broker structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Our reinsurance brokers do not bear any of the insurance risks of their client companies. They earn commission income, and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. These operations consist of consulting with clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks. Our reinsurance brokers specialize in placing reinsurance for group life, accident and health and property and casualty lines of business. Our reinsurance brokers are Rattner Mackenzie and HCC Risk Management. Our insurance broker is Continental Underwriters, which earns commission revenue for the placement of marine business.
Our Strategy
      Our business philosophy as an insurer is to maximize underwriting profits while limiting risk in order to preserve shareholders’ equity and maximize earnings. We concentrate our insurance writings in selected, narrowly defined, specialty lines of business where we believe we can achieve an underwriting profit. We market our insurance products both directly to customers and through affiliated agents and independent brokers and producers.
      The property and casualty insurance industry and individual lines of business within the industry are cyclical. There are times when a large number of companies offer insurance on certain lines of business, causing premiums to trend downward. During other times, insurance companies limit their writings in certain lines of business due to lack of capital or following periods of excessive losses. This results in an increase in premiums for those companies that continue to write insurance in those lines of business. In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity amongst our various lines of business and also to shift the emphasis from our insurance risk-bearing business to our non-insurance, fee-based business, as well as our experienced underwriting personnel and access to and expertise in the reinsurance marketplace, allow us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of increased competition. In addition, we believe that our underwriting agencies and reinsurance and insurance brokers complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and reinsurance brokers permits us to retain a greater portion of the gross revenue derived from written premium.
      In the past three years, due to a hardening of the insurance market, premium rates increased in varying amounts across many of our lines of business, substantially improving our overall underwriting profitability. In 2004, premium rates in some of our lines of business began to soften, although generally the rate decreases were more gradual than previous increases and, therefore, the business written in 2004 remains profitable. We anticipate continued underwriting profitability during 2005 and into 2006, assuming premium rate reductions are not excessive. Accordingly, in 2005 we plan to focus our efforts on the underwriting activities in our insurance company operations and retain more of the risks, applicable premiums, and expected underwriting profits.
      Through reinsurance, our insurance companies transfer or cede part of the risk we have underwritten to a reinsurance company in exchange for part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss to our insurance companies from both individual and catastrophic risks. The amount of reinsurance we purchase varies by, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business.
      When we determine to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profits. In this regard, we may purchase less proportional or quota share reinsurance applicable to that line, thus accepting more of the risk, but possibly replacing it with specific excess of loss reinsurance, where we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in some of our lines of business where there has been a favorable loss history, our policy limits are relatively low or where we determine there is a low likelihood of catastrophe exposure.
      We also acquire or make strategic investments in companies that present an opportunity for future profits or for enhancement of our business. We expect to continue to acquire complementary businesses. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations.
      Our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit and net earnings, while preserving and achieving long-term growth of shareholders’ equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

      In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business where there is an anticipation of underwriting profits based on various factors including premium rates, the availability and cost of reinsurance and market conditions;

•	limit our aggregate net loss exposure to our insurance companies from a catastrophic loss through the use of reinsurance for those lines of business which are exposed to such losses and diversification into lines of business which are not exposed to such losses; and

•	review the potential acquisition of specialty insurance operations and other strategic investments.
Industry Segment Information
      Financial information concerning our operations by industry segment is included in the Consolidated Financial Statements and the Notes thereto.
Recent Acquisitions
      We have made a series of acquisitions that have furthered our overall business strategy. Our recent major transactions are described below:
      On October 1, 2002, we acquired all of the outstanding member interests of MAG Global Financial Products, LLC, an underwriting agency specializing in directors’ and officers’ liability and professional liability insurance. The total purchase price of the acquisition is based in part on future earnings. We paid an initial $6.9 million for the acquisition in 2002, $4.1 million during 2003, $27.0 million in 2004 and expect to pay $33.8 million in 2005 based on 2004 earnings. We may pay additional amounts in the future based on the attainment of certain earnings benchmarks through September 2007. MAG Global Financial Products, LLC has been renamed HCC Global Financial Products, LLC.
      On December 24, 2002, we acquired all of the outstanding shares of Manchester Dickson Holdings Limited, the parent Company of Dickson Manchester & Company Limited, an underwriting agency and Lloyd’s broker specializing in U.K. professional indemnity products. We paid $17.0 million as an initial amount and paid an additional $12.3 million as final payment for the acquisition. Dickson Manchester & Company Limited’s underwriting operations have been renamed HCC Diversified Financial Products Limited.
      On December 31, 2002, we acquired all of the outstanding shares of St. Paul Holdings Limited, a holding company for a Spanish insurance company, St. Paul España, which we have renamed HCC Europe. We paid $8.1 million for the acquisition. HCC Europe writes surety, directors’ and officers’ liability and professional liability insurance in Spain and other countries in the European Union.
      On July 1, 2003, we acquired all of the outstanding shares of Covenant Underwriters Ltd. and Continental Underwriters Ltd., an underwriting agency and an insurance broker, respectively, specializing in commercial marine insurance. We paid $11.6 million and issued 314,537 shares of our common stock in connection with the acquisition and may pay additional amounts if certain earnings targets are reached through December 31, 2006. We expect to pay $2.1 million in 2005 based on 2004 earnings.
      On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California-domiciled surety company specializing in court, specialty contract, license and permit bonds. We paid $46.8 million for the acquisition. American Contractors Indemnity Company now operates with our other surety operations as part of our HCC Surety Group.
      On October 1, 2004, we acquired all of the shares of InsPro Corporation, a California underwriting agency specializing in professional indemnity insurance and which does business as RA&MCO Insurance Services. We paid $7.0 million and issued 49,833 shares of our common stock in connection with the acquisition. RA&MCO will operate as a division of Professional Indemnity Agency.

      On February 25, 2005, we completed the acquisition of United States Surety Company through a merger effected with its parent company, USSC Holdings, Inc. We issued 793,650 shares of our common stock in connection with the acquisition. United States Surety Company is a Maryland-domiciled surety company specializing in contract bonds and now operates as a part of our HCC Surety Group.
      We continue to evaluate possible acquisition candidates and we may complete additional acquisitions during 2005. Any future acquisitions will be designed to expand and strengthen our existing lines of business and perhaps provide access to additional specialty sectors, which we expect to contribute to our overall growth.
Recent Disposition
      On December 31, 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc. We received $62.5 million as initial consideration and expect to receive an additional $6.3 million based on the estimated 2004 earnings of the disposed operations.
Insurance Company Operations

Lines of Business
      This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands):

	2004		2003		2002

Group life, accident and health	$584,747	30%	$565,494	33%	$503,263	44%
Diversified financial products	857,299	43	553,501	32	178,653	16
London market account	178,950	9	223,149	13	199,816	17
Aviation	204,963	10	214,718	12	212,518	18
Other specialty lines	133,964	7	73,475	4	3,595	—

	1,959,923	99	1,630,337	94	1,097,845	95
Discontinued lines of business	15,230	1	109,557	6	61,404	5

Total gross written premium	$1,975,153	100%	$1,739,894	100%	$1,159,249	100%

      This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands):

	2004		2003		2002

Group life, accident and health	$343,996	31%	$299,913	35%	$244,554	45%
Diversified financial products	404,870	37	183,560	21	43,731	8
London market account	107,509	10	155,987	18	113,925	21
Aviation	144,687	13	99,447	12	99,826	18
Other specialty lines	83,980	7	36,837	4	21	—

	1,085,042	98	775,744	90	502,057	92
Discontinued lines of business	20,477	2	89,758	10	43,854	8

Total net written premium	$1,105,519	100%	$865,502	100%	$545,911	100%

      This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our continuing lines of business:

	2004	2003	2002

Group life, accident and health	59%	53%	49%
Diversified financial products	47	33	24
London market account	60	70	57
Aviation	71	46	47
Other specialty lines	63	50	1

Continuing lines of business percentage retained	55%	48%	46%

Underwriting
      We underwrite direct business produced through affiliated underwriting agencies, independent brokers and producers, affiliated reinsurance brokers and by direct marketing efforts. We also write facultative, or individual account, reinsurance, as well as some treaty reinsurance business.

Group Life, Accident and Health
      We write medical stop-loss business for employer-sponsored, self-insured health plans. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employee’s medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We also underwrite a small program of group life insurance offered to our insureds as a complement to our medical stop-loss products. In early 2005, we consolidated the operations of HCC Benefits Corporation, our underwriting agency that underwrites all of our medical stop-loss business, into HCC Life Insurance Company. In the future, HCC Benefits Corporation will operate as a division of HCC Life Insurance Company. We first began writing this business in our insurance companies in 1997. HCC Benefits Corporation began underwriting this business, on behalf of other insurance companies, in 1980 through a predecessor company. This line of business has grown both internally and through acquisitions. We are considered a market leader in medical stop-loss insurance.
      Premiums have risen substantially since 2000 and, although they are now stable to slightly down, underwriting results are still very profitable. In 2005, we determined not to purchase reinsurance on our medical stop-loss line of business and to retain all of the underwriting risk associated with this line of business. This business has relatively low limits, generally at or below $2.0 million, and we believe is relatively stable and predictable and subject to a relatively low level of catastrophe exposure.
      We began writing alternative workers’ compensation and occupational accident insurance in 1996. The business is currently written through U.S. Specialty Insurance Company. We maintain specific reinsurance on an excess of loss basis and we believe there is a relatively low level of catastrophe exposure in this business. The business in this line has relatively low limits, generally below $1.0 million and is relatively stable and predictable.

Diversified Financial Products
      We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

•	directors’ and officers’ liability

•	employment practices liability

•	errors and omissions liability or professional indemnity

•	surety

•	mortgage guaranty and title reinsurance

•	residual value insurance
      The following table presents the details of net written premium within the diversified financial products line of business (in thousands):

	2004	2003	2002

Directors’ and officers’ liability — U.S.	$121,201	$75,912	$22,628
Directors’ and officers’ liability — International	49,060	28,196	3,830
Professional Liability (E&O)	150,821	55,966	14,003
Surety	63,663	6,967	—
Other	20,125	16,519	3,270

Total diversified financial products net written premium	$404,870	$183,560	$43,731

      We began to underwrite this line of business with our acquisition of Professional Indemnity Agency in October 2001, although Professional Indemnity Agency has written this business since 1977. We have substantially increased our level of business in this area through our October 2002 acquisition of HCC Global Financial Products, our December 2002 acquisitions of Dickson Manchester & Company and HCC Europe, and our October 2004 acquisition of RA&MCO. In January 2004, we acquired American Contractors Indemnity Company, which now operates within our HCC Surety Group along with the surety operations of HCC Europe and the recently acquired United States Surety Company. We acquired United States Surety Company, a Maryland—domiciled surety company in February 2005 and plan to complete the acquisition of DeMontfort Group, a U.K. based surety company, following receipt of required regulatory approval. Each of the acquired entities has substantial experience in their respective specialty within this line of business. In July 2004, we formed HCC Indemnity Guaranty Agency, an underwriting agency based in New York, New York which specializes in mortgage guaranty and title reinsurance and residual value insurance.
      In 2002 and 2003, following several years of substantial insurance industry losses, we experienced substantial rate increases throughout our diversified financial products line of business, particularly directors’ and officers’ liability. We benefited greatly from this significant change despite the fact that we had not been involved in the past losses. Gross written premium in the diversified financial products line rose dramatically to $857.3 million in 2004 compared to $178.7 million in 2002 due to acquisitions, premium rate increases and other organic growth in all products in this line. Rates have softened in 2004 for some of the products in this line, but they are still very profitable as rates had risen so much in the prior two years that the current reductions have only had a small effect on our projected margins.
      We maintain reinsurance on our diversified financial products line of business on both a proportional and excess of loss basis. In 2005, we decided to substantially reduce our proportional reinsurance programs related to the component products within this line of business. Although individual losses, primarily in the directors’ and officers’ United States public company liability business, may have potential severity, there is a relatively low risk of catastrophe exposure in this line of business. Net premium written for United States public company directors’ and officers’ liability was approximately $90.0 million in 2004. The remainder of the business is less volatile with relatively low limits.

London Market Account
      Our London market account business consists of marine, energy, property, and accident and health business and is underwritten by Houston Casualty Company’s London branch office. This line represents most of our catastrophe exposure. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line.

      The following table presents the details of net written premium within the London market account line of business (in thousands):

	2004	2003	2002

Marine	$19,537	$14,552	$6,321
Energy	26,258	40,065	40,813
Property	19,613	24,857	17,655
Accident and health	42,101	76,513	49,136

Total London market account net written premium	$107,509	$155,987	$113,925

      We underwrite marine risks for ocean-going vessels including hull, liabilities, protection and indemnity and marine cargo. We have underwritten marine risks on both a direct and reinsurance basis since 1984 and currently write a relatively small book of business due to the competitive state of the market.
      In our energy business, we underwrite physical damage and business interruption. We have been underwriting both onshore and offshore energy risks since 1988 and are considered a market leader. Risks written include:

•	drilling rigs

•	natural gas facilities

•	petrochemical plants

•	pipelines

•	gas production and gathering platforms

•	refineries
      Despite recent increases, rates have been relatively low for an extended period of time at levels where underwriting profitability has been difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity.
      We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties including:

•	factories

•	hotels

•	industrial plants

•	office buildings

•	retail locations

•	utilities
      We have written property business since 1986, including business interruption, physical damage and catastrophe risks including flood and earthquake. Rates increased significantly following September 11, 2001, but despite the four hurricanes in 2004 have recently been softening once again. We are reducing our involvement in this business accordingly.
      We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experiences and other market factors, we decreased premiums in 2003 and 2004 as a result of our re-underwriting this business.
      Our London market account business is reinsured both proportionally and on an excess of loss basis. Catastrophe exposure is closely monitored and reinsurance is purchased accordingly to limit our net exposure to a level that any loss is not expected to impact our capital. Previous catastrophe losses from

Hurricane Andrew in 1992, Northridge Earthquake in 1994, September 11, 2001, and the four hurricanes in 2004 did not exceed net earnings in the effected quarter.

Aviation
      We are a market leader in the general aviation insurance industry. We insure aviation risks, both domestically and internationally, including:

•	antique and vintage military aircraft

•	cargo operations

•	commuter airlines

•	corporate aircraft

•	fixed base operations

•	military and law enforcement aircraft

•	private aircraft owners and pilots

•	rotor wing aircraft
      We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We do not generally insure major airlines, major manufacturers or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.
      We have been underwriting aviation risks through Houston Casualty Company since 1981 and in 1997 acquired Avemco Insurance Company and U.S. Specialty Insurance Company. Avemco Insurance Company is one of the largest writers of personal aircraft insurance in the United States and has been insuring aviation risks since 1959. Our aviation gross premium has remained relatively stable since 1998, although our retentions have changed. Our aviation net written premium for 2004 was $144.7 million.
      We maintain reinsurance on both a proportional and excess of loss basis and believe that the aviation risks we underwrite carry a relatively low level of catastrophe exposures. The majority of our aviation risks are written with small limits and have proven to be relatively stable and predictable.

Other Specialty Lines
      In addition to the above, we underwrite various other specialty lines of business, of which individual premiums by line of business are not at this time significant to our overall results of operations.

Principal Insurance Companies
      Our operating insurance companies are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. and “AA (Very Strong)” (3rd of 22 ratings) by Standard and Poor’s Corporation, two nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.

Houston Casualty Company
      Houston Casualty Company is our principal insurance company subsidiary. Houston Casualty Company operates worldwide and is domiciled and licensed in Texas and operates on a surplus lines basis in 48 states, three U.S. territories and the District of Columbia. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes aviation, London market account, diversified financial products and other specialty lines of business. Houston Casualty Company’s

2004 gross written premium, including Houston Casualty Company-London, was $927.9 million. Houston Casualty Company is also issuing carrier for our affiliated underwriting agencies.

Houston Casualty Company-London
      Houston Casualty Company operates a full branch office in London, England, in order to more closely align its underwriting operations with the London market, a historical focal point for some of the business that it underwrites. Houston Casualty Company-London underwrites diversified financial products and London market account business, some of which is produced by our affiliated underwriting agencies.

U.S. Specialty Insurance Company
      U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It is a direct subsidiary of Houston Casualty Company. U.S. Specialty Insurance Company operates on an admitted basis throughout the United States, primarily writing aviation, accident and health and diversified financial products business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2004 was $367.6 million.

HCC Life Insurance Company
      HCC Life Insurance Company is an Indiana-domiciled life insurance company and a subsidiary of Houston Casualty Company. It operates as a group life, accident and health insurer on an admitted basis in 42 states and the District of Columbia. In early 2005, we consolidated the operations of our underwriting agency, HCC Benefits Corporation, into HCC Life Insurance Company. HCC Life Insurance Company’s gross written premium in 2004 was $413.3 million.

Avemco Insurance Company
      Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of aviation business on an admitted basis throughout the United States. Avemco Insurance Company has also been an issuing carrier for accident and health business underwritten by our underwriting agencies and an unaffiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2004 was $178.2 million.

American Contractors Indemnity Company
      American Contractors Indemnity Company was acquired on January 31, 2004 and is a California-domiciled surety company. American Contractors Indemnity Company writes court, specialty contract, license and permit bonds and operates on an admitted basis in 45 states, the District of Columbia and two U.S. Territories. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2004 gross written premium since its acquisition was $66.1 million.

HCC Europe
      Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer and underwrites diversified financial products business throughout the European Union and its surety operations make up a part of our HCC Surety Group. HCC Europe is also an issuing carrier for business underwritten by our underwriting agencies and has been in operation since 1978. HCC Europe’s gross written premium in 2004 was $109.8 million.

HCC Reinsurance Company
      HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company which writes assumed reinsurance from our insurance companies and from unaffiliated insurance companies. HCC

Reinsurance Company’s gross written premium in 2004 was $43.5 million. We expect to increase the underwriting activity of HCC Reinsurance Company in 2005.

HCC Specialty Insurance Company
      HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company. HCC Specialty Insurance Company operates on a surplus lines basis in Texas and writes diversified financial products and other specialty lines business produced by our underwriting agencies. HCC Specialty Insurance Company’s gross written premium in 2004 was $14.3 million.

United States Surety Company
      United States Surety Company was acquired on February 25, 2005 and is a Maryland-domiciled surety company. The results of operations of United States Surety Company will be included in our 2005 financial results beginning on the date of acquisition. United States Surety Company writes contract bonds on an admitted basis in eleven states and the District of Columbia and has been in operation since 1996 and will operate as a part of our HCC Surety Group.
Underwriting Agency Operations
      Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business that they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. In instances where our insurance companies are not the policy issuing company, our insurance companies may reinsure the business written by the underwriting agencies. Total revenue generated by our underwriting agencies in 2004 amounted to $193.4 million. In early 2005, we consolidated the operations of our underwriting agency, HCC Benefits Corporation, into our insurer, HCC Life Insurance Company.

Professional Indemnity Agency
      Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with branch offices in San Francisco and Concord, California, acts as an underwriting manager for diversified financial products, specializing in directors’ and officers’ liability, errors and omissions liability, kidnap and ransom and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1977.

ASU International
      ASU International, Inc., with its home office in Wakefield, Massachusetts, acts as an underwriting manager for group life, accident and health and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1982. ASU International formed an entertainment division in late 2004 and now underwrites film completion bonds and entertainment insurance from offices in Los Angeles, California and New York, New York.

HCC Global Financial Products
      HCC Global Financial Products, LLC has offices in Farmington, Connecticut, Houston, Texas, Jersey City, New Jersey, Barcelona, Spain and London, England. HCC Global Financial Products acts as an underwriting manager for diversified financial products, specializing in directors’ and officers’ liability business on behalf of affiliated insurance companies.

HCC Diversified Financial Products
      HCC Diversified Financial Products Limited is an underwriting agency based in London, England and underwrites diversified financial products, specializing in professional indemnity business principally in the United Kingdom on behalf of affiliated insurance companies and has been in operation since 1997.

Covenant Underwriters
      We acquired Covenant Underwriters, Ltd. in July 2003. Covenant Underwriters is an underwriting agency based in Covington, Louisiana with an office in New York, New York specializing in commercial marine insurance underwritten on behalf of affiliated and unaffiliated insurance companies. Covenant Underwriters has been in operation through predecessor entities since 1970.

HCC Indemnity Guaranty Agency
      HCC Indemnity Guaranty Agency, Inc. was formed in 2004 to underwrite mortgage guaranty, title and residual value insurance and reinsurance on behalf of affiliated insurance companies.
Reinsurance and Insurance Broker Operations
      Our reinsurance and insurance brokers provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies, and other risk taking entities. The brokers earn commission income and, to a lesser extent, fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies, which may retain a portion of the risk. Total revenue generated by our reinsurance and insurance brokers in 2004 amounted to $32.9 million.

Rattner Mackenzie
      Rattner Mackenzie Limited is a reinsurance broker based in London, England with other operations in Hamilton, Bermuda and Mt. Kisco, New York. Rattner Mackenzie specializes in group life, accident and health reinsurance and some specialty property and casualty lines of business. Rattner Mackenzie operates as a Lloyd’s broker for reinsurance business placed on behalf of unaffiliated and affiliated insurance companies, reinsurance companies and underwriting agencies and has been in operation since 1989.

Continental Underwriters
      Continental Underwriters Ltd. is an insurance broker based in Covington, Louisiana specializing in commercial marine insurance and has been in operation since 1970.

HCC Risk Management
      HCC Risk Management Corporation, based in Houston, Texas, is a reinsurance broker specializing in placing reinsurance on behalf of affiliated and unaffiliated insurance companies.
Other Operations
      Other operating income consists of equity in the earnings of mainly insurance-related companies in which we invest; dividends and interest from certain other insurance-related investments and gains or losses from the disposition of these investments; income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments; the profit or loss from an inventory of predominantly insurance-related trading securities; and other miscellaneous income. Other operating income was $19.4 million in 2004, but can vary considerably from period to period depending on the amount of investment or disposition activity.

Reinsurance Ceded
      Annually, we analyze our overall threshold for risk in each line of business based upon a number of factors including market conditions, pricing, competition and the inherent risks associated with the business type, then structure a specific reinsurance program for each of our lines of business. Based on our analyses of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and volatility, and to achieve a desired ratio of net written premium to policyholders’ surplus. We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional insurance agreements may have maximum loss limits, which are well above a 100% combined ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year and during 2004, some of those renewals contained price increases, which were not material to our underwriting results. Our reinsurance generally does not cover war or terrorism risks, which are excluded from most of our policies.
      We decided for the 2005 underwriting year to retain more underwriting risk in certain lines of business with the intention of retaining a greater proportion of any underwriting profits. In doing so, we will necessarily purchase less reinsurance applicable to that line or choose to restructure the applicable reinsurance programs, obtaining more excess of loss reinsurance and less proportional reinsurance, which significantly reduces the amount of ceded premium. Also, we have chosen not to purchase any reinsurance on other business where volatility or catastrophe risks are considered remote.
      In our proportional reinsurance programs, we generally receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with the production of the business, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share with the reinsurers in any net profits generated under such treaties. Various reinsurance brokers, including Rattner Mackenzie and HCC Risk Management, arrange for the placement of this proportional and other reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.
      We have a reserve of $20.4 million at December 31, 2004 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Operating Ratios

Premium to Surplus Ratio
      This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2004	2003	2002	2001	2000

Gross written premium	$1,992,361	$1,746,413	$1,163,397	$1,014,833	$972,154
Net written premium	1,121,343	867,795	545,475	371,409	283,947
Policyholders’ surplus	844,851	591,889	523,807	401,393	326,249
Gross written premium ratio	235.8%	295.1%	222.1%	252.8%	298.0%
Gross written premium industry average(1)	*	219.3%	244.4%	210.8%	174.1%
Net written premium ratio	132.7%	146.6%	104.1%	92.5%	87.0%
Net written premium industry average(1)	*	117.4%	130.3%	112.0%	94.4%

(1)	Source: A.M. Best Company, Inc.

*	Not available
      While there is no statutory requirement regarding a permissible premium to policyholders’ surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders’ surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained net written premium to surplus ratios lower than such guidelines.

Combined Ratio — In Accordance With Generally Accepted Accounting Principles
      The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. Under generally accepted accounting principles, the combined ratio is a combination of the loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net earned premium), both calculated in accordance with generally accepted accounting principles. Our insurance companies’ loss ratios, expense ratios and combined ratios in accordance with generally accepted accounting principles are shown in the following table:

	2004	2003	2002	2001	2000

Loss ratio	63.8%	66.2%	60.6%	78.0%	74.2%
Expense ratio	26.9	24.8	25.4	25.7	21.0

Combined ratio	90.7%	91.0%	86.0%	103.7%	95.2%

Combined Ratio — In Accordance with Statutory Accounting Principles
      The combined ratio in accordance with statutory accounting principles is a combination of the loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium), both calculated in accordance with statutory accounting principles. Our insurance companies’ loss ratios, expense ratios and combined ratios in accordance with statutory accounting principles are shown in the following table:

	2004	2003	2002	2001	2000

Loss ratio	64.3%	66.8%	62.0%	78.0%	71.1%
Expense ratio	26.7	23.0	23.9	23.8	27.0

Combined ratio	91.0%	89.8%	85.9%	101.8%	98.1%

Industry average	*	100.1%	107.5%	115.9%	110.1%

*	Not available
      The ratio data in accordance with statutory accounting principles is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. We believe including this information is useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports on insurer performance on the basis of statutory accounting principles to provide for more standardized comparisons among individual companies, as well as overall industry performance and is not an evaluation directed at investors.
Reserves
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
      Our actuaries, in conjunction with our claims personnel, estimate the amount of our incurred but not reported reserves, which include an estimate for losses that have occurred but have not been actually reported to us, as well as an estimate of potential development in outstanding claim reserves. When there is the possibility that information related to reserves may be reported late or where there is the possibility that claims may take a long time to develop, our actuaries’ estimates are based on our historical trends in paid and incurred losses or, if we do not have enough history, on industry trends and factors. These estimates take into consideration that claims or information related to outstanding claims can be reported late or be slow in developing. This may be especially true with respect to: 1) assumed reinsurance because it takes an extended time for cedants to gather and report information, 2) excess of loss reinsurance because it may be an extended period of time before claims increase and affect the excess layers, and 3) certain insolvent cedants because their claims are being administered by state authorities or guarantee associations and they may be slow reporting the claim.
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

      With the exception of 2004 when we had negative development principally in the reserves related to our discontinued line of business, our net reserves have historically shown positive development except for the effects of losses on commutations that we have completed in the past and may negotiate in the future. Commutations can produce negative prior year development since, for generally accepted accounting principles purposes, any excess of undiscounted reserves assumed over assets received must be recorded as a loss upon commutation. However, economically, the loss generally represents the time value of money discount that will be earned over the payout of the undiscounted reserves; thus, the loss may be recouped as investment income is earned on the assets. Based on our reserving techniques, we believe that there will not be any material negative development in our December 31, 2004 consolidated net reserves.
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
      We underwrite, directly and through reinsurance, risks which are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings.
      The loss development triangles below show changes in our reserves in subsequent years from the prior loss estimates, based on experience at the end of each succeeding year, on the basis of generally accepted accounting principles. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.
      The first line of each loss development triangle presents, for the years indicated, our gross or net reserve liability including the reserve for incurred but not reported losses. The first section of each table shows, by year, the cumulative amounts of loss and loss adjustment expense paid at the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, at the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

      This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Balance sheet reserves	$2,089,199	$1,535,288	$1,155,290	$1,130,748	$944,117	$871,104	$460,511	$275,008	$229,049	$200,756	$170,957
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	5,587	—	(66,571)	(32,437)	(136)	—	—	—	—

Adjusted reserves	2,089,199	1,535,288	1,160,877	1,130,748	877,546	838,667	460,375	275,008	229,049	200,756	170,957
Cumulative paid at:
One year later		406,052	438,802	388,722	400,279	424,379	229,746	160,324	119,453	118,656	97,580
Two years later			568,942	610,619	537,354	561,246	367,512	209,724	179,117	167,459	143,114
Three years later				725,295	667,326	611,239	419,209	241,523	193,872	207,191	166,541
Four years later					720,656	686,730	435,625	259,067	212,097	214,046	192,540
Five years later						721,011	453,691	262,838	223,701	226,762	195,930
Six years later							462,565	267,038	225,595	233,831	202,844
Seven years later								270,362	227,177	235,236	208,112
Eight years later									228,621	235,950	209,056
Nine years later										236,726	209,351
Ten years later											210,318
Re-estimated liability at:
End of year	2,089,199	1,535,288	1,160,877	1,130,748	877,546	838,667	460,375	275,008	229,049	200,756	170,957
One year later		1,651,401	1,284,030	1,107,588	922,080	836,775	550,409	308,501	252,236	243,259	186,898
Two years later			1,390,170	1,239,751	925,922	868,438	545,955	316,250	249,013	248,372	207,511
Three years later				1,383,098	1,099,657	854,987	547,179	304,281	250,817	247,053	214,738
Four years later					1,102,636	900,604	537,968	305,022	247,245	248,687	220,695
Five years later						887,272	522,183	295,975	249,853	248,559	217,892
Six years later							521,399	296,816	243,015	250,176	219,196
Seven years later								292,544	242,655	246,661	219,002
Eight years later									241,904	246,159	219,478
Nine years later										245,408	219,024
Ten years later											218,622
Cumulative redundancy (deficiency)		$(116,113)	$(229,293)	$(252,350)	$(225,090)	$(48,605)	$(61,024)	$(17,536)	$(12,855)	$(44,652)	$(47,665)

      The gross deficiencies reflected in the above table for years after 1998 resulted from the following:

•	During 2004, we recorded $127.7 million in gross losses related primarily to the 2001 accident year on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	During 2003, we recorded $132.9 million in gross losses related to 1999 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	The 2000 and 1999 years in the table are also negatively affected by late reporting loss information received during 2001 for certain discontinued business.
      We incurred net losses of $27.3 million related to gross loss development during 2004. As the losses related to the other years were substantially reinsured, they caused no material effect on our net earnings.
      The gross reserves in the discontinued line of business, particularly with respect to accident and health reinsurance, have shown substantial negative development in the last few years. This business is primarily excess of loss reinsurance or reinsurance which is characterized by late reporting losses and losses that tend to develop and affect excess covers in later years. Additionally, certain primary writers of the other reinsurance that is developing negatively have experienced financial difficulty and certain of them are in liquidation, with guaranty funds now responsible for administering the business. Losses related to this business are historically late reporting. While we attempt to anticipate these conditions in setting our gross reserves, we have only been partially successful to date, and there could be additional negative development in these reserves in the future. The gross losses that have developed negatively have been substantially reinsured and have been reported to our reinsurance companies as they are reported to us. Our reinsurers are thus aware of the losses and are honoring their reinsurance obligations at this time.
      The gross deficiencies reflected in the table for the years prior to 1999 result from three principal conditions:

•	The development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. However, as these policies were substantially reinsured, there was no material effect on our net earnings.

•	During 1999, in connection with the insolvency of one of our reinsurers and the commutation of all liabilities with another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999.

•	For the years prior to 1997, the runoff of the retrocessional excess of loss business, which we underwrote between 1988 and 1991, experienced gross development. This development was due primarily to the delay in reporting of losses by the London insurance market, coupled with the unprecedented number of catastrophe losses during that period. This business was substantially reinsured and there was no material effect on our net earnings.

      The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2004	2003	2002

Reserves for loss and loss adjustment expense payable at beginning of year	$1,535,288	$1,155,290	$1,130,748
Reserve adjustments from acquisition and disposition of subsidiaries	15,537	5,587	82,289
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,173,042	922,838	627,412
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	116,113	123,153	(23,160)

Incurred loss and loss adjustment expense	1,289,155	1,045,991	604,252

Loss and loss adjustment expense payments for claims occurring during:
Current year	344,729	232,778	273,277
Prior years	406,052	438,802	388,722

Loss and loss adjustment expense payments	750,781	671,580	661,999

Reserves for loss and loss adjustment expense payable at end of year	$2,089,199	$1,535,288	$1,155,290

*	Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

      This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994

Reserves, net of reinsurance	$1,059,283	$705,200	$457,318	$313,097	$249,872	$273,606	$118,912	$119,634	$117,283	$99,259	$75,678
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	5,587	—	(6,048)	(3,343)	(410)	—	—	—	—
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	63,851	15,008	2,636	1,442	51

Adjusted reserves, net of reinsurance	1,059,283	705,200	462,905	313,097	243,824	270,263	182,353	134,642	119,919	100,701	75,729
Cumulative paid, net of reinsurance, at:
One year later		141,677	135,829	126,019	102,244	145,993	56,052	48,775	47,874	41,947	36,500
Two years later			172,834	131,244	139,659	174,534	103,580	64,213	66,030	56,803	49,283
Three years later				163,808	118,894	185,744	113,762	80,227	72,863	64,798	56,919
Four years later					138,773	180,714	121,293	81,845	81,620	67,355	60,441
Five years later						197,416	120,452	84,986	81,968	72,627	61,781
Six years later							127,254	87,626	82,681	73,501	66,591
Seven years later								89,194	84,108	73,792	66,410
Eight years later									84,847	74,836	66,749
Nine years later										75,216	66,804
Ten years later											67,138
Re-estimated liability, net of reinsurance, at:
End of year	1,059,283	705,200	462,905	313,097	243,824	270,263	182,353	134,642	119,919	100,701	75,729
One year later		735,678	486,671	306,318	233,111	260,678	186,967	120,049	116,145	95,764	72,963
Two years later			500,165	338,194	222,330	254,373	175,339	116,745	101,595	94,992	74,887
Three years later				366,819	259,160	244,650	171,165	110,673	97,353	85,484	76,474
Four years later					267,651	258,122	163,349	107,138	95,118	80,890	73,660
Five years later						254,579	155,931	103,243	93,528	79,626	69,528
Six years later							157,316	101,538	91,413	79,968	70,642
Seven years later								99,872	90,951	78,614	70,278
Eight years later									90,534	78,810	70,060
Nine years later										78,499	69,965
Ten years later											69,731
Cumulative redundancy (deficiency)		$(30,478)	$(37,260)	$(53,722)	$(23,827)	$15,684	$25,037	$34,770	$29,385	$22,202	$5,998

      During 2004 and 2003, we had net loss and loss adjustment expense deficiencies of $30.5 million and $23.8 million, respectively, relating to prior year losses, compared to a redundancy of $6.8 million in 2002. In 2004, as a result of adverse development in certain assumed accident and health business in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. The 2004 deficiency resulted primarily from losses and reserve strengthening of $27.3 million related to the assumed accident and health business, which primarily affected the 2001 accident year. The 2003 deficiency resulted from a commutation charge of $28.8 million which primarily affected the 2000 and 1999 accident years, partially offset by a net redundancy of $5.0 million from all other sources. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines, offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
      This table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2004	2003	2002

Net reserves for loss and loss adjustment expense payable at beginning of year	$705,200	$457,318	$313,097
Net reserve adjustments from acquisition and disposition of subsidiaries	11,647	5,587	79,558
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	614,752	464,886	313,270
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	30,478	23,766	(6,779)

Incurred loss and loss adjustment expense	645,230	488,652	306,491

Loss and loss adjustment expense payments for claims occurring during:
Current year	161,117	110,528	115,809
Prior years	141,677	135,829	126,019

Loss and loss adjustment expense payments	302,794	246,357	241,828

Net reserves for loss and loss adjustment expense payable at end of year	$1,059,283	$705,200	$457,318

*	Changes in loss and loss adjustment expense reserves (on the basis of generally accepted accounting principles) for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.
      We have no material exposure to environmental pollution losses because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional (dumping) and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures. Therefore, because of the types of risks covered, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.
Investments
      Insurance company investments must comply with applicable regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, corporate bonds and preferred and common equity securities. At December 31, 2004, we had $2.5 billion of investment assets. The majority of our investment assets are held by our insurance companies. All of our fixed income securities are classified as available for sale and are recorded at market value.
      Our investment policy is determined by our Board of Directors and our Investment Committee and is reviewed on a regular basis. We engage a nationally prominent investment advisor, General Re-New England Asset Management, a subsidiary of Berkshire Hathaway, Inc., to oversee our investments and to make recommendations. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based on market conditions. At December 31, 2004, our fixed income securities had a weighted average maturity of 6.6 years and a weighted average duration of 4.6 years. Our financial statements reflect an unrealized gain of $20.8 million on fixed income securities available for sale at December 31, 2004.
      We have maintained a substantial level of cash and liquid short-term instruments in our insurance companies in order to maintain the ability to fund losses of our insureds. Our underwriting agencies and reinsurance brokers typically have short-term investments, which are fiduciary funds held on behalf of others. At December 31, 2004, we had cash and short-term investments of $799.9 million, of which $332.3 million was in our underwriting agencies and reinsurance brokers.
      This table shows a profile of our investments, excluding trading securities. The table shows the average amount of investments, income earned and the yield thereon (dollars in thousands):

	2004	2003	2002

Average investments, at cost	$2,054,620	$1,403,690	$1,005,541
Net investment income*	64,885	47,335	37,755
Average short-term yield*	1.7%	1.8%	2.2%
Average long-term yield*	3.9%	4.2%	4.8%
Average long-term tax equivalent yield*	4.8%	5.0%	5.4%
Weighted average combined tax equivalent yield*	3.8%	3.8%	4.6%

*	Excluding realized and unrealized investment gains and losses.
      This table summarizes the estimated market value of our investments by type at December 31, 2004 (dollars in thousands):

	Amount	Percent of Total

Short-term investments	$729,985	30%
U.S. Treasury securities	88,126	4
Obligations of states, municipalities and political subdivisions	291,332	12
Special revenue fixed income securities	450,018	18
Corporate fixed income securities	377,336	15
Asset-backed and mortgage-backed securities	248,703	10
Foreign securities	247,656	10
Other investments	35,335	1

Total investments	$2,468,491	100%

      This table summarizes, by rating, the market value of our investments in fixed income securities at December 31, 2004 (dollars in thousands):

	Amount	Percent of Total

AAA	$1,169,662	69%
AA	280,810	16
A	233,705	14
BBB	18,316	1
BB and below	678	—

Total fixed income securities	$1,703,171	100%

      The table below indicates the expected maturity distribution of the estimated market value of our fixed income securities at December 31, 2004 (dollars in thousands):

	Amount	Percent of Total

One year or less	$91,590	5%
One year to five years	610,471	36
Five years to ten years	289,978	17
Ten years to fifteen years	273,643	16
More than fifteen years	188,786	11

Securities with fixed maturities	1,454,468	85
Asset-backed and mortgage-backed securities	248,703	15

Total fixed income securities	$1,703,171	100%

      The weighted average life of our asset-backed and mortgage-backed securities is 3.2 years. The value of our portfolio of fixed income securities is inversely correlated to changes in market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to a reinvestment risk should interest rates fall or issuers call their securities and we are forced to invest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. Some of our asset-backed securities are subject to re-evaluation and additional specialized impairment tests. Under this guidance, these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. The total amount of securities held by us at December 31, 2004 that would be subject to these tests and potential write downs is $0.7 million.
Regulation
      The business of insurance is extensively regulated by the government. At this time, the insurance business in the United States is regulated primarily by the individual states. A form of federal financial services modernization legislation enacted in 1999 has long been expected to result in additional federal regulation of the insurance industry. However, a framework of federal regulatory oversight has not been implemented to date. In addition, some insurance industry trade groups are actively lobbying for legislation that would allow an option for a separate federal charter for insurance companies. The full extent to which the federal government will decide to directly regulate the business of insurance has not been determined by lawmakers. Also, various foreign governments regulate our international operations.
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

Insurance Companies
      Our insurance companies, in common with other insurers, are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Regulation by the states varies, but generally involves regulatory and supervisory powers of a state insurance official. The regulation and supervision of our insurance operations relates primarily to:

•	approval of policy forms and premium rates;

•	licensing of insurers and their agents;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	requiring reserves for unearned premium, losses and other purposes;

•	restrictions on the ability of our insurance companies to pay dividends to us;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy; and

•	standards of solvency, including risk-based capital measurement (which is a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized).
      In the United States, state insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize accounting principles that are different from the generally accepted accounting principles we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a liquidation concept, while generally accepted accounting principles are based on a going-concern concept.
      Houston Casualty Company is domiciled in Texas. It operates on an admitted basis in Texas and may write reinsurance on all lines of business that it may write on a direct basis. Houston Casualty Company is an accredited reinsurer in 40 states and an approved surplus lines insurer or is otherwise permitted to write surplus lines insurance in 48 states, three U.S. territories and the District of Columbia. When a reinsurer obtains accreditation from a particular state, insurers within that state are permitted to obtain statutory credit for risks ceded to the reinsurer. Surplus lines insurance is offered by non-admitted companies on risks that are not insured by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer.
      Houston Casualty Company’s branch office in London, England is subject to regulation by regulatory authorities in the United Kingdom. Avemco Insurance Company is domiciled in Maryland and operates as a licensed admitted insurer in all states and the District of Columbia. U.S. Specialty Insurance Company is domiciled in Texas and operates as a licensed admitted insurer in all states and the District of Columbia. HCC Life Insurance Company is domiciled in Indiana and operates as a licensed admitted insurer in 42 states and the District of Columbia. HCC Specialty Insurance Company is domiciled in Oklahoma and operates on a surplus lines basis in Texas. American Contractors Indemnity Company is domiciled in California and operates on an admitted basis in 45 states, the District of Columbia and two U.S. territories. HCC Europe is domiciled in Spain and operates on the equivalent of an “admitted” basis throughout the European Union. United States Surety Company is domiciled in Maryland and operates on an admitted basis in eleven states and the District of Columbia.
      State insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations to the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and subject to prior regulatory approval.

Underwriting Agencies and Reinsurance and Insurance Brokers
      In addition to the regulation of insurance companies, the states impose licensing and other requirements on the insurance agency and service operations of our other subsidiaries. These regulations relate primarily to:

•	advertising and business practice rules;

•	contractual requirements;

•	financial security;

•	licensing as agents, brokers, reinsurance brokers, managing general agents or third party administrators;

•	limitations on authority; and

•	recordkeeping requirements.
      The manner of operating our underwriting agency and reinsurance and insurance broker activities in particular states may vary according to the licensing requirements of the particular state, which may require, among other things, that we operate in the state through a local corporation. In a few states, licenses are issued only to individual residents or locally-owned business entities. In such cases, we may have arrangements with residents or business entities licensed to act in the state. The majority of states, however, have recently enacted legislation in response to the Federal Gramm-Leach-Bliley Act that streamlines and makes more uniform the licensing requirements.

Statutory Accounting Principles
      The principal differences between statutory accounting principles and generally accepted accounting principles, the method by which we report our financial results to our shareholders, are:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles, whereas under generally accepted accounting principles there is no such provision unless the recoverables are deemed to be doubtful of collectibility;

•	certain assets which are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles but are included in a balance sheet prepared in accordance with generally accepted accounting principles;

•	only some of the deferred tax assets are recognized under statutory accounting principles;

•	fixed-income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles;

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles; and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and under generally accepted accounting principles such costs are deferred and amortized to expense as the related premium is earned.

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

Risk-Based Capital
      The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2004, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

Insurance Regulatory Information System
      The National Association of Insurance Commissioners has developed a rating system, the Insurance Regulatory Information System, primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. The Insurance Regulatory Information System consists of eleven key financial ratios that address various aspects of each insurer’s financial condition and stability. Our insurance companies’ Insurance Regulatory Information System ratios generally fall within the usual prescribed ranges.

Terrorism Risk Insurance Act
      The Federal Terrorism Risk Insurance Act of 2002 was enacted for the purpose of ensuring the availability of insurance coverage for terrorist acts in the United States. The law establishes a financial “backstop” program through the end of 2005 to assist the commercial property and casualty insurance industry in providing coverage related to future acts of terrorism within the United States. It is unknown at this time whether or not the Act will be extended beyond December 31, 2005 or on what terms. If it is not renewed, our current policies allow us to cancel the terrorism coverage in force at that time and we will no longer be required to offer the coverage.
      Under the Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2005, our deductible is approximately $93.7 million. Thereafter, the Federal government would provide reimbursement for 90% of our covered losses up to the maximum amount set out in the Act.

Pending or Proposed Legislation
      In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the National Association of Insurance Commissioners, which seeks to promote uniformity of and to enhance the state regulation of insurance. In addition, the National Association of Insurance Commissioners and state insurance regulators, as part of the National Association of Insurance Commissioners’ state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations, specifically focusing on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends.
      In recent years, a variety of measures have been proposed at the federal level to reform the current process of federal and state regulation of the financial services industries in the United States, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. A form of financial services modernization legislation was enacted at the federal level in 1999 through the Gramm-Leach-Bliley Act. That federal legislation was expected to have significant implications on the banking, insurance and securities industries and to result in more cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of operations. Such wide-spread cross-industry consolidation has not occurred to date. It also mandated the adoption of laws allowing reciprocity among the states in the licensing of agents and, along with other federal laws, mandated the adoption of laws and regulations dealing with the protection of the privacy of policyholder information. Also, the federal government has conducted investigations of the current condition of the insurance industry in the United States to determine whether to impose overall federal regulation of insurers. If so, we believe state regulation of the insurance business would likely continue. This could result in an additional layer of federal regulation.
      Recently, state regulators in many states have initiated or are participating in industry-wide investigations of sales and marketing practices in the insurance industry. Such investigations have resulted in restitution and settlement payments by some companies and criminal charges against some individuals. The investigations are expected to lead to changes in the structure of compensation arrangements, the offering of certain products and increased transparency in the marketing of many insurance products. We intend to cooperate fully with such investigations and, based on presently available information, do not expect any adverse results from such investigations.
      We do not know at this time the full extent to which these federal or state legislative or regulatory initiatives will or may affect our operations and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or our results of operations.
Employees
      At December 31, 2004, we had 1,268 employees. Of this number, 470 are employed by our insurance companies, 572 are employed by our underwriting agencies, 95 are employed by our reinsurance and insurance brokers and 131 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Item 2.	Properties
      Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in over 42 locations elsewhere in the United States, the United Kingdom, Spain and Bermuda. The majority of these additional locations are in leased facilities.
      Our principal office facilities are as follows:

Subsidiary	Location	Sq. Ft.	Termination Date of Lease

HCC and Houston Casualty Company	Houston, Texas	51,000	Owned
Houston Casualty Company	Houston, Texas	77,000	Owned
U.S. Specialty Insurance Company Aviation Division	Dallas, Texas	40,000	August 31, 2013
Professional Indemnity Agency	Mount Kisco, New York	38,000	Owned

Item 3.	Legal Proceedings
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
      A reinsurance broker subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. The claims in the proceedings are for unspecified damages, which are not presently quantifiable. Some of the other defendants have settled the claims made by the plaintiffs for undisclosed sums. Although we believe we have meritorious defenses to the allegations, in January 2005, we entered into a settlement agreement with two of the insurance company plaintiffs and with a third insurance company that had threatened to institute legal proceedings against our subsidiary. The settlement agreements contain a release of all claims for an amount that has no impact on our consolidated results of operations or cash flows as the claims were covered by insurance. For the remaining proceedings, we believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings.
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
      Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
      We have received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. Published press reports indicate that numerous inquiries of this nature have been sent to insurance companies as part of industry-wide investigations. We intend to cooperate fully with such investigations and, based on presently available information, do not expect any adverse results from such investigations.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”.
      The intra-day high and low sales prices for quarterly periods from January 1, 2002 through December 31, 2004, as reported by the New York Stock Exchange, were as follows:

	2004		2003		2002

	High	Low	High	Low	High	Low

First quarter	$34.75	$30.02	$26.46	$22.30	$28.95	$24.90
Second quarter	34.40	30.45	30.19	25.65	28.30	24.70
Third quarter	33.59	28.84	31.26	28.70	26.60	19.11
Fourth quarter	34.25	27.53	32.09	28.10	25.70	22.37
      On February 28, 2005, the last reported sales price of our common stock as reported by the New York Stock Exchange was $37.50 per share.
Shareholders
      We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 28, 2005, there were 69.8 million shares of issued and outstanding common stock held by approximately 900 shareholders of record; however, we estimate there are approximately 34,000 beneficial owners.
Dividend Policy
      Cash dividends declared on a quarterly basis for the three years ended December 31, 2004 were as follows:

	2004	2003	2002

First quarter	$.075	$.065	$.0625
Second quarter	.075	.065	.0625
Third quarter	.085	.075	.065
Fourth quarter	.085	.075	.065
      Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

Item 6.	Selected Financial Data
      The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)(1)
Statement of earnings data:
Revenue
Net earned premium	$1,010,692	$738,272	$505,521	$342,787	$267,647
Fee and commission income	182,349	142,615	115,919	111,016	146,999
Net investment income	64,885	47,335	37,755	39,562	39,804
Net realized investment gain (loss)	5,822	527	453	393	(5,321)
Other operating income	19,406	13,215	6,985	17,451	25,499

Total revenue	1,283,154	941,964	666,633	511,209	474,628
Expense
Loss and loss adjustment expense, net	645,230	488,652	306,491	267,390	198,470
Operating expense:
Policy acquisition costs, net	224,323	138,212	99,521	66,313	57,934
Compensation expense	88,570	82,947	58,567	50,806	62,275
Other operating expense	75,904	57,966	41,357	63,000	47,712

Total operating expense	388,797	279,125	199,445	180,119	167,921
Interest expense	8,374	7,453	8,301	8,875	20,249

Total expense	1,042,401	775,230	514,237	456,384	386,640

Earnings from continuing operations before income tax expense	240,753	166,734	152,396	54,825	87,988
Income tax expense from continuing operations	81,732	59,857	52,933	27,764	34,400

Earnings from continuing operations before accounting change	159,021	106,877	99,463	27,061	53,588
Earnings from discontinued operations, net of tax(5)	4,004	36,684	6,365	3,136	3,893
Cumulative effect of accounting change(2)	—	—	—	—	(2,013)

Net earnings	$163,025	$143,561	$105,828	$30,197	$55,468

Basic earnings per share data:
Earnings from continuing operations before accounting change	$2.45	$1.69	$1.60	$0.47	$1.05
Earnings from discontinued operations(5)	0.06	0.58	0.10	0.05	0.08
Cumulative effect of accounting change(2)	—	—	—	—	(0.04)

Net earnings	$2.51	$2.27	$1.70	$0.52	$1.09

Weighted average shares outstanding	64,838	63,279	62,225	58,321	50,742

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)(1)
Diluted earnings per share data(6):
Earnings from continuing operations before accounting change	$2.41	$1.66	$1.58	$0.46	$1.04
Earnings from discontinued operations(5)	0.06	0.57	0.10	0.05	0.07
Cumulative effect of accounting change(2)	—	—	—	—	(0.04)

Net earnings	$2.47	$2.23	$1.68	$0.51	$1.07

Weighted average shares outstanding	65,884	64,384	62,937	59,619	51,619

Cash dividends declared, per share	$0.32	$0.28	$0.255	$0.245	$0.22

Amounts adjusted for the non-amortization of goodwill(3):
Adjusted net earnings	$41,584	$67,302

Adjusted basic earnings per share	$0.71	$1.33

Adjusted diluted earnings per share	$0.70	$1.30

	December 31,

	2004	2003	2002	2001	2000

	(In thousands, except per share data)(1)
Balance sheet data:
Total investments	$2,468,491	$1,707,300	$1,177,775	$885,659	$711,113
Premium, claims and other receivables	923,638	909,941	753,527	665,965	609,716
Reinsurance recoverables	1,098,999	916,190	798,934	899,128	789,412
Ceded unearned premium	317,055	291,591	164,224	71,140	114,469
Goodwill and intangible assets	464,363	406,000	349,286	328,815	266,015
Total assets	5,933,437	4,875,206	3,704,151	3,219,120	2,790,755

Loss and loss adjustment expense payable	2,089,199	1,535,288	1,155,290	1,130,748	944,117
Unearned premium	741,706	592,311	331,050	179,530	190,550
Notes payable	311,277	310,404	230,027	181,928	212,133
Shareholders’ equity	1,323,665	1,046,920	882,907	763,453	530,930

Book value per share(4)	$19.45	$16.37	$14.15	$12.40	$10.29

(1)	Certain amounts in the 2003, 2002, 2001 and 2000 selected consolidated financial data have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on our net earnings, shareholders’ equity or cash flows.

(2)	During 2000, we changed certain of our revenue recognition methods for our underwriting agencies and reinsurance brokers to agree to guidance contained in the Securities and Exchange Commission’s Staff Accounting Bulletin Number 101, Revenue Recognition in Financial Statements.

(3)	During 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which required that goodwill and indefinite-lived intangible assets no longer be amortized. The adjusted amounts presented are amounts that we would have reported had we adopted SFAS No. 142 on January 1, 2000.

(4)	Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders’ equity.

(5)	We sold our retail brokerage operation, HCC Employee Benefits, in December 2003. The net earnings of HCC Employee Benefits, the 2003 gain on its sale and the subsequent gain in 2004 from a contractual earnout have been classified as discontinued operations in our consolidated statements of earnings. Consistent with this presentation, all revenue and expense of HCC Employee Benefits have been reclassified to discontinued operations in our consolidated statement of earnings.

(6)	In accordance with Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, we retroactively changed our calculation of diluted earnings per share in the fourth quarter of 2004. This standard had no impact on diluted earnings per share and an immaterial impact on weighted average shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We primarily receive our revenue from earned premium derived from our insurance company operations, fee and commission income generated by our agency operations, ceding commissions in excess of policy acquisition costs earned by our insurance company operations, investment income from all of our operations, and other operating income. Our core underwriting activities involve providing insurance products in the group life, accident and health, diversified financial products, London market account, aviation and other specialty lines of business, each of which is marketed by our insurance companies and our underwriting agencies either through a network of independent agents and brokers or directly to customers.
      During the past several years, we have substantially increased our shareholders’ equity through retaining our earnings, other than dividends to shareholders, and through the issuance of our common stock, thereby enabling us to increase the underwriting capacity of our insurance companies and make acquisitions. With this additional equity, we increased underwriting activity across many of our businesses adding new lines of business and emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for many of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for our individual lines of business based on market conditions and the level of risk we wish to retain.
      Market conditions improved across all of our lines of business during the period 2000 through 2003, primarily due to the extended period of severe competition during the 1990’s, resulting in extremely poor underwriting results for most of the insurance industry. This improvement accelerated after the September 11, 2001 terrorist attack and continued throughout 2003, with significant rate increases particularly evident in our diversified financial products line of business. Premium rates in some of our lines began to soften in 2004, although the rate decreases were more gradual than the prior increases so that our underwriting activities remain very profitable. We have expanded our underwriting activities and increased our retentions in response to these market conditions and plan to continue these actions as long as market conditions warrant.
      During the past three years, we acquired numerous companies in transactions that were recorded using the purchase method of accounting. Accordingly, the results of operations and cash flows of these companies are included in our operations beginning on the effective date of each transaction. The following table provides a list of our most important acquisitions.

Company	Segment	Effective Date Acquired

HCC Global Financial Products	Agency	October 1, 2002
HCC Diversified Financial Products	Agency	December 24, 2002
HCC Europe	Insurance company	December 31, 2002
Covenant Underwriters and Continental Underwriters	Agency	July 1, 2003
Surety Associates Holding Company	Insurance company	January 31, 2004
RA&MCO Insurance Services	Agency	October 1, 2004
      The following section discusses our key operating results. The reasons for any significant variations between 2003 and 2002 are the same as those discussed for 2004 and 2003, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios, and number of employees.
Results of Operations
      Net earnings increased 14% to $163.0 million, or $2.47 per diluted share, in 2004 from $143.6 million, or $2.23 per diluted share, in 2003. Net earnings in 2004 included an after-tax loss of $21.5 million, or $0.33 per diluted share, due to the combined effects of four hurricanes, discussed in more detail below. Growth in all components of revenue contributed to the increase in 2004 net earnings. Net earnings for 2004 included a $5.4 million increase from the operations of subsidiaries acquired in 2004. Net earnings increased 36% to $143.6 million, or $2.23 per diluted share, in 2003 from $105.8 million, or $1.68 per diluted share, in 2002. Net earnings in 2003 included $36.7 million (net of tax), or $0.58 per share, from discontinued operations (including a $30.1 million net of tax gain on sale of a subsidiary) and loss of $18.7 million (net of tax), or $0.29 per diluted share, due to a commutation. Net earnings in 2003 also included $20.5 million due to acquisitions made in the fourth quarter of 2002. Earnings from continuing operations grew 49% to $159.0 million, or $2.41 per diluted share in 2004, from $106.9 million, or $1.66 per diluted share in 2003. The 2003 amount represented an increase of 7% from $99.5 million, or $1.58 per diluted share in 2002.
      During the third quarter of 2004, catastrophic events occurred related to four major hurricanes: Charley, Frances, Ivan and Jeanne (collectively, the “hurricanes”). We recognized a pre-tax loss after reinsurance of $33.1 million in our insurance company segment. This loss included $23.3 million recorded in loss and loss adjustment expense and $9.8 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. The effect of the hurricanes increased our net loss ratio 2.9% and our combined ratio 3.2%.
      During 2003, we reached an agreement with various reinsurers to commute certain reinsurance recoverables relating to our assumed accident and health business in our discontinued line of business. We received a cash payment, which was less than the related recoverable, from the reinsurers in consideration for discounting the recoverables and reassuming the losses. The pre-tax loss of $28.8 million was included in loss and loss adjustment expense in our insurance company segment. The effect of the commutation increased our net loss ratio and combined ratio 3.9%.

      The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2004	2003	2002

Net earned premium	78.8%	78.4%	75.8%
Fee and commission income	14.2	15.1	17.4
Net investment income	5.1	5.6	6.2
Net realized investment gain	0.4	0.1	0.1
Other operating income	1.5	0.8	0.5

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	50.3	51.9	46.0
Total operating expense	30.3	29.6	29.9
Interest expense	0.6	0.8	1.2

Earnings from continuing operations before income tax expense	18.8	17.7	22.9
Income tax expense	6.4	6.4	8.0

Earnings from continuing operations	12.4%	11.3%	14.9%

      Total revenue increased 36% to $1.3 billion in 2004 and 41% to $942.0 million in 2003, driven by significant growth in net earned premium, fee and commission income, and investment income. Approximately 15% of the increase in 2004 revenue and 40% of the increase in 2003 revenue was due to the acquisition of subsidiaries. We expect the growth in total revenue to continue in 2005.
      Gross written premium, net written premium and net earned premium are detailed below. We have experienced significant increases in premium due to organic growth of our diversified financial products line of business and acquisitions over the past three years. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	2004	2003	2002

Gross written premium	$1,975,153	$1,739,894	$1,159,249
Net written premium	1,105,519	865,502	545,911
Net earned premium	1,010,692	738,272	505,521
      The table below shows the source of our fee and commission income.

	2004	2003	2002

Agencies	$126,971	$105,899	$86,974
Insurance companies	55,378	43,244	28,945
Other	—	(6,528)	—

Fee and commission income	$182,349	$142,615	$115,919

      Fee and commission income increased 28% to $182.3 million in 2004 and 23% to $142.6 million in 2003. Agencies increased 20% and insurance companies increased 28% year over year in 2004 and 22% and 49%, respectively, year over year in 2003. The largest increase has been in our diversified financial products line of business due to acquisitions made during late 2002, which have continued to grow their business in 2003 and 2004. Our London reinsurance broker has also contributed to the growth for each year. We expect fee and commission income to decrease in 2005 as, effective January 1, 2005, we consolidated one of our largest underwriting agencies into our life insurance company. In addition, we have increased our retentions in certain lines of business, which results in less ceded reinsurance and therefore less commissions to our insurance companies and our reinsurance brokers. However, these actions will increase our underwriting profits in our insurance company subsidiaries.

      The sources of net investment income are detailed below.

	2004	2003	2002

Fixed income securities	$55,929	$40,927	$31,773
Short-term investments	9,735	7,422	6,787
Other investments	1,366	488	222

Total investment income	67,030	48,837	38,782
Investment expense	(2,145)	(1,502)	(1,027)

Net investment income	$64,885	$47,335	$37,755

      Net investment income increased 37% to $64.9 million in 2004 and 25% in 2003, compared to the prior year. These increases were due to higher investment assets, which increased to $2.5 billion at December 31, 2004 compared to $1.7 billion at December 31, 2003 and $1.2 billion at December 31, 2002. The growth in investment assets resulted from significant cash flow from operations and increased net loss reserves in both years, our public offering of stock in 2004, commutations completed in 2004 and 2003, and, to a lesser extent, from acquisitions. Net investment income increased despite low yields on our fixed income and short-term investments. If market interest rates rise, the growth in investment income would be expected to accelerate, since our operating cash flow, short-term investments, investment income and current maturities from our long-term portfolio could be invested at higher rates. We expect investment assets and investment income to increase during 2005.
      Other operating income increased $6.2 million in both 2004 and 2003, compared to the prior year. The 2004 increase includes $4.3 million of income related to two mortgage impairment insurance policies, which are written as insurance policies but treated for accounting purposes as derivative financial instruments, and a $1.5 million gain from the sale of a building. The 2003 increase was due to increased gains on our portfolio of insurance-related trading securities and our investment in Argonaut Group, Inc. Period to period comparisons in this category may vary substantially depending on other operating investments or dispositions of such investments.
      Compensation expense increased 7% in 2004 and 42% in 2003, primarily due to the addition of employees from acquired subsidiaries and increases in incentive compensation due to increased profitability. Excluding discontinued operations, we had 1,268 employees at year-end 2004, 1,105 at year-end 2003, and 1,046 at year-end 2002. These amounts include approximately 200 employees added in December 2002, approximately 150 employees added in January 2004 and approximately 30 employees added in October 2004, due to acquisitions. The rate of increase in compensation expense for subsidiaries not acquired during the last two years was less than the rate of increase in revenue, thereby contributing to higher margins and increased net earnings.
      Other operating expense increased $17.9 million in 2004 and $16.6 million in 2003. The increases in 2004 and 2003 were principally due to additional expenses of acquired subsidiaries. During 2004, we also expensed $10.1 million to cover estimated settlement costs related to pending litigation. In 2003, there was a one-time currency gain of $1.3 million from settlement of an advance of funds to an unaffiliated entity.
      Our effective income tax rate on earnings from continuing operations was 33.9% for 2004, compared to 35.9% for 2003 and 34.7% for 2002. The effective tax rate decreased primarily because our tax exempt interest income increased as a percentage of our pre-tax income, due to the increase in the tax exempt component of our investment portfolio, and because a higher proportion of our pre-tax income was earned by our insurance company subsidiaries and not subject to state income taxes.
      In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized a gain of $52.7 million ($30.1 million after-tax) in 2003 and an estimated additional gain of $6.3 million ($4.0 million after-tax) from a contractual earnout in 2004. The after-tax earnings from discontinued operations and the after-tax gain on sale are reported as earnings from discontinued operations in the consolidated statements of earnings.

      At December 31, 2004, book value per share was $19.45, up from $16.37 at December 31, 2003. Total assets were $5.9 billion and shareholders’ equity was $1.3 billion, up from $4.9 billion and $1.0 billion, respectively, at December 31, 2003.
Segments

Insurance Company Segment
      Net earnings of our insurance company segment increased 44% to $107.4 million in 2004 compared to $74.4 million in 2003, which in turn increased 9% from $68.2 million in 2002. The 2004 net earnings included an after-tax loss of $21.5 million due to the hurricanes and the 2003 net earnings included an after-tax loss of $18.7 million due to a commutation. Offsetting the effects of the hurricanes and the commutation were higher gross premium volume, increased retentions, improved underwriting results and increased investment income, all of which contributed to the growth in segment net earnings. In addition, the acquisition of American Contractors Indemnity Company contributed $6.1 million to the increase in net earnings during 2004. We expect net earnings from our insurance companies to continue to grow in 2005.
      The following table details premium amounts and their percentages of gross written premium.

	2004		2003		2002

	Amount	%	Amount	%	Amount	%

Direct	$1,674,075	85%	$1,377,999	79%	$904,737	78%
Reinsurance assumed	301,078	15	361,895	21	254,512	22

Gross written premium	1,975,153	100	1,739,894	100	1,159,249	100
Reinsurance ceded	(869,634)	(44)	(874,392)	(50)	(613,338)	(53)

Net written premium	1,105,519	56	865,502	50	545,911	47
Change in unearned premium	(94,827)	(5)	(127,230)	(8)	(40,390)	(3)

Net earned premium	$1,010,692	51%	$738,272	42%	$505,521	44%

      The following tables provide premium information by line of business.

	Gross
	Written	Net Written	%	Net Earned
	Premium	Premium	Retained	Premium

Year ended December 31, 2004
Group life, accident and health	$584,747	$343,996	59%	$343,913
Diversified financial products	857,299	404,870	47	310,809
London market account	178,950	107,509	60	111,341
Aviation	204,963	144,687	71	127,248
Other specialty lines	133,964	83,980	63	69,089

	1,959,923	1,085,042	55	962,400
Discontinued lines	15,230	20,477	nm	48,292

Totals	$1,975,153	$1,105,519	56%	$1,010,692

Year ended December 31, 2003
Group life, accident and health	$565,494	$299,913	53%	$290,009
Diversified financial products	553,501	183,560	33	123,562
London market account	223,149	155,987	70	137,572
Aviation	214,718	99,447	46	97,536
Other specialty lines	73,475	36,837	50	12,443

	1,630,337	775,744	48	661,122
Discontinued lines	109,557	89,758	nm	77,150

Totals	$1,739,894	$865,502	50%	$738,272

Year ended December 31, 2002
Group life, accident and health	$503,263	$244,554	49%	$240,070
Diversified financial products	178,653	43,731	24	23,102
London market account	199,816	113,925	57	89,260
Aviation	212,518	99,826	47	100,960
Other specialty lines	3,595	21	1	—

	1,097,845	502,057	46	453,392
Discontinued lines	61,404	43,854	nm	52,129

Totals	$1,159,249	$545,911	47%	$505,521

nm — Not meaningful comparison.
      Gross written premium increased 14% to $2.0 billion in 2004 and 50% in 2003. Net written premium increased 28% to $1.1 billion in 2004 and 59% in 2003, and net earned premium increased 37% to $1.0 billion in 2004 and 46% in 2003. These increases were due to organic growth; a higher retention level in our group life, accident and health, diversified financial products and aviation lines of business; and the acquisitions of American Contractors Indemnity Company in January 2004, RA&MCO in October 2004, and HCC Global, HCC Diversified and HCC Europe in late 2002. Gross written premium is expected to remain relatively flat in 2005 as we maintain our underwriting discipline as rates soften and competition increases. Net written premium is expected to continue to increase in 2005, primarily due to increased retentions. The changes in premium volume and retention levels between years resulted principally from the following factors:

•	The largest premium growth, both gross and net, was in our diversified financial products line of business. We experienced organic growth in our directors’ and officers’ businesses, as well as increases in our professional indemnity and surety business due to organic growth and acquisitions. In 2004, there was increasing competition in the insurance industry and to a lesser degree in our specialty lines, but we believe that our business will remain very profitable, at least through 2005. We expect much slower growth in gross written premium in 2005 as we become more selective, although net written premium will continue to grow from higher retentions. Our increased retentions resulted from a reduction of proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	Our other specialty line of business increased significantly due to the marine business written by an underwriting agency we acquired in 2003, our quota share participation on the surplus lines business written by Argonaut Group, Inc. beginning in 2003, and our participation in a specialty Lloyd’s syndicate beginning in 2004. Growth in both gross and net premiums will slow down in 2005.

•	We reduced our London market account premium writings due to more selective underwriting in response to reduced premium rates from increased competition. Net written premium was also lower in 2004 than in 2003, due to the impact of reinstatement premiums under our catastrophe reinsurance programs as a result of the hurricane activity in the third quarter of 2004. Net written premium was reduced by $15.3 million for reinstatement premiums, compared to only $2.5 million in 2003. Risk retention in this line of business usually is lower than most of our other active lines of business, since the majority of the London market risks have catastrophe exposure; but retained premium is higher because reinsurance is predominantly on an excess of loss basis. Although the immediate effect of the hurricanes was to slow the softening of premium rates for property and energy business, at least temporarily, we cannot anticipate what impact the hurricanes will have on pricing in 2005.

•	While competition continues to result in some premium rate reductions in our aviation and group life, accident and health lines of business, profit margins are very acceptable and the markets are relatively stable. We increased our retentions in both lines in 2004 and again in 2005.

•	Overall, our retentions increased on most non-catastrophe business as underwriting profitability stayed predictable. We consider our overall market to be relatively stable, although premium rates are still softening, but as long as our margins remain well above an acceptable level, we will continue to retain more of the risk. We are very disciplined underwriters and will not hesitate to reduce our business if market conditions deteriorate below our projected level.

      We increased the overall percentage of retained risk from 47% in 2002 to 50% in 2003 to 56% in 2004, although substantially more on certain lines of business. Annually, we analyze our overall threshold for risk, then structure a specific reinsurance program for each line of business we underwrite. We purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and volatility and to achieve a desired ratio of net written premium to policyholders’ surplus. We purchase reinsurance on a proportional basis (where we pay a pro rata portion of the premium we receive) to cover loss frequency, individual risk severity and catastrophe exposure. We also purchase reinsurance on an excess of loss basis (where we pay a specific reinsurance premium) to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type, cost and limits of reinsurance we purchase vary year to year based on our perception of the particular risks inherent in the policies underwritten, our desired retention levels based on profitability, and the market availability of quality reinsurance at an acceptable price.

      The table below shows the composition of net incurred loss and loss adjustment expense.

	2004		2003		2002

	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

Hurricanes	$23,335	2.3%	$—	—%	$—	—%
Discontinued line of business adjustments	27,326	2.7	—	—	—	—
Effect of commutations	—	—	28,751	3.9	—	—
2002 third quarter charge	—	—	—	—	7,674	1.5
Other reserve development	3,152	0.3	(4,985)	(0.7)	(14,453)	(2.9)
All other net incurred loss and loss adjustment expense	591,417	58.5	464,886	63.0	313,270	62.0

Net incurred loss and loss adjustment expense	$645,230	63.8%	$488,652	66.2%	$306,491	60.6%

      The net loss ratio was 63.8% in 2004, 66.2% in 2003 and 60.6% in 2002. The 2004 net loss ratio included 2.3% due to the hurricanes. Our net loss and loss adjustment expense deficiency was $30.5 million in 2004 and $23.8 million in 2003, compared to a redundancy of $6.8 million in 2002. During 2004, as a result of adverse development in certain assumed accident and health business in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. The 2004 deficiency resulted primarily from losses and reserve strengthening of $27.3 million related to the accident and health business. The 2003 deficiency resulted from a commutation charge of $28.8 million, partially offset by a net redundancy of $5.0 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
      The table below shows the composition of gross incurred loss and loss adjustment expense.

	2004		2003		2002

	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

Hurricanes	$89,795	4.8%	$—	—%	$—	—%
Discontinued line of business adjustments	127,707	6.9	118,592	8.0	36,170	3.5
Large warehouse fire	—	—	30,000	2.0	—	—
September 11 terrorist attack	—	—	—	—	(21,500)	(2.1)
Total Oil Company loss	—	—	—	—	(14,000)	(1.4)
2002 third quarter charge	—	—	—	—	7,674	0.8
Reduced incurred but not reported losses	(17,300)	(0.9)	—	—	—	—
Other reserve development	5,706	0.3	4,561	0.3	(31,504)	(3.1)
All other gross incurred loss and loss adjustment expense	1,083,247	58.2	892,838	60.0	627,412	60.9

Gross incurred loss and loss adjustment expense	$1,289,155	69.3%	$1,045,991	70.3%	$604,252	58.6%

      The gross loss ratio was 69.3% in 2004, 70.3% in 2003 and 58.6% in 2002. Our gross loss and loss adjustment expense deficiency relating to prior year losses was $116.1 million in 2004 and $123.2 million in 2003, compared to a redundancy of $23.2 million in 2002. We increased our gross losses related to prior accident years on certain assumed accident and health reinsurance contracts reported in our discontinued line of business by $127.7 million in 2004 and $132.9 million in 2003 due to our processing of additional information received and our continuing evaluation of reserves related to this business. This re-evaluation was due to a combination of factors including: 1) late reporting by insureds, reinsureds and guaranty associations, 2) changes in our actuarial assumptions to reflect additional information received, and 3) the nature of the business, which is primarily excess of loss reinsurance business where claims can develop slowly. During 2004, we reduced gross incurred but not reported losses for prior accident years on certain of our London market account business by $17.3 million, since these reserves were determined to be redundant. During 2003, we incurred a $30.0 million gross loss on a large warehouse fire and reduced gross losses related to prior accident years on a discontinued aggregate program by $14.3 million based on revised current information. On this same program in 2002, we recorded $36.2 million of adverse gross development. Also, during 2002 we reduced our gross losses from the September 11 terrorist attacks by $21.5 million and our gross loss from the Total Oil Company loss by $14.0 million to its ultimate settlement amount, thereby lowering the 2002 gross loss ratio. The majority of the discontinued and London market business discussed above was substantially reinsured; therefore, the net development was substantially less than the gross development.
      The following table provides comparative net loss ratios by line of business.

	2004		2003		2002

	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Group life, accident and health	$343,913	66.7%	$290,009	61.6%	$240,070	62.2%
Diversified financial products	310,809	47.6	123,562	47.8	23,102	46.4
London market account	111,341	65.9	137,572	53.2	89,260	51.5
Aviation	127,248	63.2	97,536	61.5	100,960	46.3
Other specialty lines	69,089	63.5	12,443	62.1	—	—

	962,400	59.8	661,122	57.3	453,392	55.7
Discontinued lines	48,292	145.2	77,150	142.6	52,129	103.3

Totals	$1,010,692	63.8%	$738,272	66.2%	$505,521	60.6%

Expense ratio		26.9		24.8		25.4

Combined ratio		90.7%		91.0%		86.0%

      Comments on net loss ratios by line of business follow:

•	Group life, accident and health — The 2004 net loss ratio was higher than 2003 due to the increase in premium rates on recent business written being slightly lower than the trend in medical costs, as a result of increased pricing competition. However, underwriting margins in this line of business remain very acceptable.

•	Diversified financial products — The surety business of American Contractors Indemnity Company, acquired in January 2004, has a significantly lower loss ratio compared to our other products in this line. As surety business increases, it will have more impact on the diversified financial products net loss ratio. Loss ratios on the other business written in this line remained very stable.

•	London market account — In 2004, the hurricanes increased the loss ratio 14.1%. Otherwise, loss ratios improved in 2004 because we have been more selective in our underwriting and have moved to higher layer excess of loss business where there is less loss frequency.

•	Aviation — The hurricanes increased the loss ratio 6.5% for 2004. Otherwise, underwriting results have generally been better in 2004 than in 2003. The low loss ratio in 2002 was due to unusually good loss experience in that year.

•	Other specialty lines — The non-catastrophe loss ratio was as expected for new business activities commenced during the past year. The hurricanes increased the net loss ratio 6.5% for 2004.

•	Discontinued lines — All periods have been affected by reserve additions resulting from our ongoing review of outstanding claims and additional information received. The 2004 loss ratio was impacted by losses of $27.3 million on certain accident and health business. As a result of adverse development in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. The 2003 loss ratio was impacted by the $28.8 million commutation loss, and the 2002 loss ratio was increased due to a $7.7 million reserve charge.
      Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $224.3 million during 2004 from $138.2 million in 2003 and $99.5 million in 2002. These increases were proportionate to the increase in net earned premium after consideration of factors changing our expense ratio. The 2004 increase in the expense ratio was a result of reduced ceding commissions due to higher retentions, plus additional expenses of the surety business at American Contractors Indemnity Company, acquired in January 2004. As is common in the industry, our surety business has a significantly higher expense ratio than our other lines of business, although the surety business also has a much lower expected loss ratio. The 2003 decrease in the expense ratio was due to changes in the mix of business and spreading certain costs over a larger premium volume.
      Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For the year ended December 31, 2004, our statutory gross written premium to policyholders’ surplus was 235.8%. For the year ended December 31, 2004, our statutory net written premium to policyholders’ surplus was 132.7%. At December 31, 2004, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment
      Revenue from our agency segment increased 13% to $226.3 million in 2004 compared to 2003, primarily from increased new business. Acquisitions accounted for approximately one third of the $26.0 million increase in 2004 revenue. Segment net earnings increased 9% to $54.0 million in 2004. The lower percentage increase in net earnings was due to higher corporate expense allocations in 2004, plus additional incentive compensation expense based on the underwriting profitability of the business written. Revenue and net earnings from our agency operations increased 50% and 80%, respectively, in 2003 compared to 2002. These increases were primarily due to the incremental business activity of three agencies that we acquired in the fourth quarter of 2002. We expect the revenue and net earnings of this segment to decrease in 2005 as, effective January 1, 2005, we consolidated one of our largest underwriting agencies into our life insurance company. In addition, the reduced amount of ceded reinsurance due to increased retentions will result in less agency fees and commissions, but increased insurance company revenue.
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
      Cash provided by operating activities was $668.7 million in 2004, an increase of $140.6 million compared to 2003 and $493.6 compared to 2002. Our cash provided by operating activities has increased in recent years, principally due to our increasing net earnings, growth in net written premium and net loss reserves due to organic growth and increased retentions, commutations of selected reinsurance agreements and expansion of our diversified financial products line of business.
      The components of our net operating cash flows are detailed in the following table.

	2004	2003	2002

Net earnings	$163,025	$143,561	$105,828
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	2,390	(26,118)	(46,697)
Change in unearned premium, net	99,813	133,894	33,871
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	360,280	262,742	46,123
Gain on sale of subsidiary	(6,317)	(52,681)	—
Other, net	49,512	66,700	35,997

Cash provided by operating activities	$668,703	$528,098	$175,122

      Operating cash flows fluctuated due to timing differences in the payment of claims and the collection of related recoverables, and the collection of receivables and the payment of related liabilities. Over the past three years, we have increased the percentage of business we retain from 47% in 2002 to 56% in 2004. This increased our cash flow from premiums by reducing the amount of cash we paid to reinsurers. In addition, as we write more business in our diversified financial products line, our net unearned premium and reserves continue to grow due to expansion of this line and the fact that products in this line generally experience a longer time period between reporting and payment of claims. Since these claims are resolved over a longer period of time, we hold the premium dollars longer (until claims are paid) compared to our other lines of business. Other cash provided by operating activities was reduced approximately $21.0 million in 2004 for a federal income tax payment related to the gain on the subsidiary sold in December 2003.
      We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our combined cash and investment portfolio increased $734.7 million during 2004 and totaled $2.5 billion at December 31, 2004. The increase resulted from strong operating cash flows, our $100 million public stock offering and numerous commutations in the fourth quarter of 2004, and our January 2004 acquisition of American Contractors Indemnity Company. Included in short-term investments at December 31, 2004 is $244.0 million of funds held by underwriting agencies or reinsurance brokers for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.
      We invest our funds in highly rated fixed income securities. Our strategy is to maximize interest income and yield, rather than to maximize total return. Our portfolio is managed by an outside investment advisor on an active basis in compliance with investment policies promulgated by us. In accordance with this strategy, realized gains and losses from sales of investment securities are usually minimal, unless we decide to capture gains to enhance statutory capital and surplus of our insurance company subsidiaries. Our portfolio turnover will fluctuate, depending upon opportunities to increase yields by replacing one security with another higher yielding security. Information about our portfolio of fixed income securities was as follows:

	2004	2003	2002

Average yield	3.9%	4.2%	4.8%
Average tax equivalent yield	4.8%	5.0%	5.4%
Weighted average maturity	6.6 years	4.5 years	4.2 years
Weighted average duration	4.6 years	3.7 years	3.5 years
Average S&P rating	AAA	AA+	AA+

      The average duration of our claims in many of our lines of business is relatively short and, accordingly, our investment portfolio has a relatively short duration. As we expand the directors’ and officers’ liability and errors and omissions liability components of our diversified financial products lines of business, which have a longer claims duration, the average duration of our claims is expected to increase. We are taking these changes into consideration in determining the duration of our investment portfolio. We have also kept the duration of our portfolio relatively short during the recent period of very low interest rates in expectation of higher interest rates. We have started to extend the duration and maturities of our investments to take advantage of higher long-term market interest rates.
      The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments at December 31, 2004.

		Maturities/ Estimated Payment Dates

	Total	2005	2006-2007	2008-2009	Thereafter

Cash and investment maturities of insurance companies	$2,127,272	$510,234	$350,450	$257,341	$1,009,247
Estimated loss and loss adjustment expense payments, net of reinsurance	1,059,283	420,539	338,338	184,511	115,895

Estimated available cash flow	$1,067,989	$89,695	$12,112	$72,830	$893,352

      As demonstrated in the above table, we maintain sufficient liquidity to pay anticipated policyholder claims. In addition, we can use operating cash flow to pay claims as they become due. At December 31, 2004, the weighted average duration of our claims payable is approximately two years. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments, nor do we anticipate needing to use our $200.0 million Revolving Loan Facility to pay claims. However, this credit facility can provide additional liquidity if such an unexpected event was to occur.
      The market value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the market value will generally decrease and as rates decrease, the market value will generally increase. The fluctuations in market value are somewhat muted by the relatively short duration of our portfolio. During 2004, the net after tax unrealized gain on our investments recorded in other comprehensive income increased $6.4 million due to market value changes. We estimate that a 1% increase in interest rates would decrease the market value of our fixed income securities by approximately $78.9 million and a 1% decrease would increase the market value by a like amount.
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

      The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2004. To prepare this table, we made certain estimates and assumptions, which are explained in the table’s footnotes.

		Estimated Payment Dates

	Total	2005	2006-2007	2008-2009	Thereafter

Gross loss and loss adjustment expense payable(1)
Group life, accident and health	$219,369	$189,795	$19,427	$5,187	$4,960
Diversified financial products	612,243	109,225	232,292	175,294	95,432
London market account	281,115	152,964	116,517	10,324	1,310
Aviation	163,446	87,612	58,550	14,583	2,701
Other specialty lines	88,923	38,082	38,091	9,688	3,062
Discontinued lines	724,103	150,261	213,777	190,740	169,325

Total loss and loss adjustment expense payable	2,089,199	727,939	678,654	405,816	276,790
Life and annuity policy benefits	74,627	2,764	5,224	4,843	61,796
1.30% Convertible Notes(2)(3)	132,313	1,625	3,250	127,438	—
2.00% Convertible Exchange Notes(2)(3)	182,789	3,449	179,340	—	—
Other notes payable(2)	15,946	12,821	488	488	2,149
$200.0 million Revolving Loan Facility	—	—	—	—	—
Operating leases	36,860	8,822	14,176	8,977	4,885

Total obligations	$2,531,734	$757,420	$881,132	$547,562	$345,620

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next period will be relatively consistent over time. The actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	Amounts include interest payable in respective periods.

(3)	The 1.30% Convertible Notes mature in 2023, but are shown in the 2008-2009 column because of a put option on April 1, 2009. The 2.00% Convertible Exchange Notes mature in 2021, but are shown in the 2006-2007 column because of a put option on September 1, 2007. Both convertible notes have various put and redemption dates as disclosed in Note 5 to the Consolidated Financial Statements. In this table, we have included interest on these notes until the respective put dates.
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
      If a claim has not been made, we have not recorded a liability related to these indemnifications since, at this time, we do not know of any circumstances that would create a claim. We cannot estimate the maximum potential amount covered by these indemnifications as the indemnifications cover many matters, operations and possibilities, the total exposure to which is not presently quantifiable. One indemnification was given by a company we acquired, before its acquisition, in connection with the sale of a subsidiary. This indemnification, which has no time limit or cap, covers certain net losses incurred on insurance contracts entered into before the sale date. The indemnification requires that we reimburse the purchaser after it pays covered claims to policyholders. We have a liability of $5.6 million recorded at December 31, 2004 to cover our anticipated payments under this indemnification.
      The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. Historically, we have not relied on dividends from our insurance companies to meet the parent holding company’s obligations, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, as we have had sufficient cash flow from our agencies to meet our corporate cash flow requirements. However, as more profit is now expected to be earned in our insurance companies, we may have to partially depend on cash flow from our insurance companies in the future. Principal payments on our convertible notes are not required until 2021 and 2023 and any puts of these notes under their terms, which have been minimal to date, could be substantially funded by our $200.0 million Revolving Loan Facility.
      The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s three direct insurance company subsidiaries can pay an aggregate of $64.4 million in dividends in 2005 without obtaining special permission from state regulatory authorities. In 2004, one insurance company subsidiary paid HCC a $20.0 million dividend, as approved by the Maryland Insurance Administration. The funds were then contributed to another insurance company subsidiary.
      Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and guarantees entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements.
      At December 31, 2004, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $37.5 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $46.9 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (5.25% at December 31, 2004) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2004, letters of credit totaling $14.6 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $18.3 million collateralizing the lines.
      We have filed registration statements with the United States Securities and Exchange Commission that provide a shelf registration for an aggregate of $750.0 million of our securities, of which we have $525.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof. We sold 3.0 million shares of our common stock in the fourth quarter of 2004 under this shelf registration at a price of $33.25 per share. We used the net proceeds of $96.7 million to make a $75.0 million capital contribution to one of our insurance company subsidiaries and $17.0 million to pay down bank debt.
      Our debt to capital ratio was 19.0% at December 31, 2004 and 22.9% at December 31, 2003.
      We believe that our operating cash flows, investments, bank facility and shelf registration will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.
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
      A portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue, but also higher claim payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated, without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments.
      Inflation can also affect interest rates. Any significant increase in interest rates could have a material adverse effect on the market value of our investments. In addition, the interest rate payable under our $200.0 million Revolving Loan Facility fluctuates with market interest rates. Any significant increase in interest rates could have a material adverse effect on our net earnings, depending on the amount borrowed on our bank facility.
Foreign Exchange Rate Fluctuations
      We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Our gain from currency conversion was $1.2 million in 2004 compared to $4.1 million in 2003 and $1.2 million in 2002. Included in the 2003 amount was a one-time gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.
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
      The reserves for reported losses related to our direct business and certain reinsurance assumed are initially set by our claims personnel or independent claims adjusters we retain. The reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available. Reserves for reported losses related to other reinsurance assumed are recorded based on information supplied to us by the ceding company. Our claims personnel monitor these reinsurance assumed reserves on a current basis and audit ceding companies’ claims to ascertain that claims are being recorded currently and that net reserves are being set at levels that properly reflect the liability related to the claims.
      Our actuaries, in conjunction with our claims personnel, estimate the amount of our incurred but not reported reserves, which include an estimate for losses that have occurred but have not been actually reported to us, as well as an estimate of potential development in outstanding claim reserves. When there is the possibility that information related to reserves may be reported late or where there is the possibility that claims may take a long time to develop, our actuaries’ estimates are based on our historical trends in paid and incurred losses or, if we do not have enough history, on industry trends and factors. These estimates take into consideration that claims or information related to outstanding claims can be reported late or be slow in developing, especially with respect to assumed reinsurance because it takes an extended time for cedants to gather and report information and for certain insolvent cedants, especially when their claims are being administered by state authorities or guarantee associations.
      Our actuaries utilize standard actuarial techniques in making their reserve determinations. These techniques may require a high degree of judgment. Reserves are estimates, and changed conditions can cause changes in the estimates. However, we believe that our review process is effective, such that any required changes are recognized in the period of change as soon as the need for the change is evident. Reinsurance recoverables offset our gross reserves based on the contractual terms of our reinsurance agreements.
      With the exception of 2004 when we had negative development principally in the reserves related to our discontinued line of business, our net reserves have historically shown positive development except for the effects of losses on commutations which we have completed in the past and may negotiate in the future. Commutations can produce negative prior year development since, for generally accepted accounting principles purposes, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is effected. However, economically, the loss generally represents the time value of money discount that will be earned over the payout of the undiscounted reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that any future negative development will not have a material impact on our consolidated net reserves or net earnings.

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

Claims Characteristics

Speed of
				Loss	Reserve
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Major Actuarial Assumptions

Group life, accident and health	Medical stop-loss	Direct	Short	Fast	Low	Medical cost and utilization trends.

Historical loss payment and reporting patterns.

Rate changes.

Diversified financial products	Directors’ and officers’ liability	Direct	Medium	Moderate	Medium	Industry loss reporting patterns.

	Errors and omissions	Direct	Medium	Moderate	Low	Historical loss reporting patterns.

	Surety	Direct	Medium	Fast	Low	Historical loss payment and reporting patterns.

London market account	Accident and health	Direct and assumed	Medium	Slow	High	Historical loss payment and reporting patterns.

	Energy	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns.

Historical severity and frequency.

Historical large loss experience.

	Property	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns.

Historical severity and frequency.

Historical large loss experience.

Aviation	Aviation	Direct and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns.

Rate changes.

Other specialty	Surplus lines business	Assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns.

Discontinued	Accident and health reinsurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns.
      We have insignificant exposure to asbestos and environmental losses, since we did not begin business until 1981 and the type of business we wrote contained pollution exclusions or did not subject us to asbestos or environmental risks.
      The table below shows our recorded net reserves at December 31, 2004 by line of business, the actuarial reserve point estimate, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries. The point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While, from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate, and it can be thought of as the expected value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While there is still a possibility of ultimately paying an amount below the range or above the range, the actuarial probability is very small. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates. In actuarial practice, some of our lines of business are more effectively modeled by a statistical distribution that is skewed or non-symmetric. These distributions are usually skewed towards large losses, which causes the midpoint of the range to be above the actuarial point estimate or mean value of the range. This should be kept in mind when using the midpoint as a proxy for the mean. The assumptions, estimates and judgments can change based on new information and changes in conditions and, if they change, it will affect the determination of the range amounts.
      We utilize the work of our actuaries together with input from our underwriting and claims personnel and other factors in setting loss and loss adjustment expense reserves. We utilize the point and range estimates to monitor the adequacy of our reserves. Generally, we maintain our total net reserves above the actuarial point estimate.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$1,059,283	$1,027,826	$972,991	$1,114,280

Individual lines of business:
Group life, accident and health	$158,003	$159,248	$144,830	$175,113
Diversified financial products	289,538	286,654	251,841	334,711
London market account	143,776	135,067	128,182	154,798
Aviation	91,028	86,008	79,857	93,825
Other specialty lines	45,644	43,807	41,616	48,443

	727,989
Discontinued lines	331,294	317,042	284,304	374,242

Total net reserves	$1,059,283

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

				% Net
				IBNR to
				Net Total
	Gross	Ceded	Net	Reserves

At December 31, 2004
Reported loss reserves:
Group life, accident and health	$128,973	$31,235	$97,738
Diversified financial products	149,448	64,852	84,596
London market account	182,585	106,249	76,336
Aviation	108,277	48,301	59,976
Other specialty lines	26,717	14,349	12,368

Subtotal reported reserves	596,000	264,986	331,014

Incurred but not reported reserves:
Group life, accident and health	90,396	30,131	60,265	38%
Diversified financial products	462,795	257,853	204,942	71
London market account	98,530	31,090	67,440	47
Aviation	55,169	24,117	31,052	34
Other specialty lines	62,206	28,930	33,276	73

Subtotal incurred but not reported reserves	769,096	372,121	396,975	55

Discontinued lines reported reserves	453,394	241,481	211,913
Discontinued lines incurred but not reported reserves	270,709	151,328	119,381	36

Total loss and loss adjustment expense payable	$2,089,199	$1,029,916	$1,059,283	49%

At December 31, 2003
Reported loss reserves:
Group life, accident and health	$131,245	$64,935	$66,310
Diversified financial products	31,088	20,537	10,551
London market account	148,631	95,797	52,834
Aviation	111,397	54,939	56,458
Other specialty lines	6,129	5,069	1,060

Subtotal reported reserves	428,490	241,277	187,213

Incurred but not reported reserves:
Group life, accident and health	81,408	41,674	39,734	37%
Diversified financial products	216,840	135,023	81,817	89
London market account	107,721	41,026	66,695	56
Aviation	47,734	24,047	23,687	30
Other specialty lines	12,752	6,585	6,167	85

Subtotal incurred but not reported reserves	466,455	248,355	218,100	54

Discontinued lines reported reserves	293,489	184,332	109,157
Discontinued lines incurred but not reported reserves	346,854	156,124	190,730	64

Total loss and loss adjustment expense payable	$1,535,288	$830,088	$705,200	58%

      The percentage of net incurred but not reported reserves to net total reserves decreased from 58% at December 31, 2003 to 49% at December 31, 2004 as the business matured and losses were reported. The reasons for the significant decreases by line of business were:

•	Total reserves in our diversified financial products line of business increased $197.2 million from 2003 to 2004 as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business are higher than in most of our other lines, since these losses report slower and have a longer duration.

•	Total reserves in our London market account increased $24.0 million and the percentage of incurred but not reported reserves declined from 2003 to 2004, due to reported claims for the hurricanes.

•	Total net reserves for our discontinued lines, which primarily include accident and health business, increased $31.4 million in 2004. The percentage of net incurred but not reported reserves to total reserves for discontinued lines decreased to 36% as claims continued to be reported. As a result of adverse development in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate.

Reinsurance Recoverables
      Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our balance sheets. We constantly monitor the collectibility of the reinsurance recoverables of our insurance companies and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectibility of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required. The reserve was $20.4 million at December 31, 2004, compared to $14.9 million at December 31, 2003. We increased the reserve in 2004 by $5.5 million to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may not be collectible. Amounts charged against the reserve in 2004 and 2003 were immaterial.
      We are currently in negotiations with most reinsurers who have delayed or suspended payments, but if such negotiations do not result in a satisfactory resolution, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At December 31, 2004, our insurance companies have $6.8 million, mostly in excess of one year old, that has not been paid to us under contracts subject to arbitration proceedings that we initiated. We estimate there could be up to an additional $22.6 million of incurred losses and loss expenses and other balances due under the subject contracts.

Deferred Taxes
      We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe it is more likely than not that we will be able to realize the benefit of our deferred tax assets, with the exception of the benefit of certain pre-acquisition tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill
      We assess the impairment of goodwill annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts CON 7, Using Cash Flow Information And Present Values In Accounting Measurements. This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

Other Than Temporary Impairments on Investments
      Declines in the market value of invested assets below cost are evaluated for other than temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed maturity investments below cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed maturity investments with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other than temporary. At December 31, 2004, we had gross unrealized losses on fixed income securities of $5.1 million (0.3% of aggregate market value) compared to $3.7 million (0.3% of aggregate market value) at December 31, 2003.
      The following table displays the gross unrealized losses and fair value of our fixed income securities at December 31, 2004 that were in a continuous unrealized loss position for the periods indicated (in thousands):

	Less than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities	$52,473	$(197)	$489	$(17)	$52,962	$(214)
Obligations of states, municipalities and political subdivisions	170,352	(1,091)	27,500	(605)	197,852	(1,696)
Corporate fixed income securities	143,057	(1,170)	14,419	(268)	157,476	(1,438)
Asset-backed and mortgage-backed securities	140,536	(1,057)	12,096	(453)	152,632	(1,510)
Foreign securities	47,775	(252)	10,549	(21)	58,324	(273)

Total fixed income securities	$554,193	$(3,767)	$65,053	$(1,364)	$619,246	$(5,131)

Recent Accounting Pronouncements
      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning in the third quarter of 2005. We are currently reviewing the requirements of SFAS No. 123(R).
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized in 2005. We are monitoring the outcome of the EITF’s consideration of these issues.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our principal assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt, and foreign currency exchange rate risk.
      Caution should be used in evaluating overall market risk utilizing the information below. Actual results could differ materially from estimates below for a variety of reasons, including, among other things:

•	amounts and balances on which the estimates are based are likely to change over time;

•	assumptions used in the models may prove to be inaccurate;

•	market changes could be different from market changes assumed below; and

•	not all factors and balances are taken into account.

Interest Rate Risk
      To manage the exposures of our investment risks, we generally invest in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of the insurance liabilities of our insurance companies. We have not used derivatives to manage any of our investment related market risks. The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time. The fair value of our fixed income securities was $1.7 billion at December 31, 2004 and $1.2 billion at December 31, 2003. If market interest rates were to change 1% (e.g. from 5% to 6%), the fair value of our fixed income securities would have changed approximately $78.9 million at December 31, 2004. This compares to change in value of $43.1 million at December 31, 2003 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.
      Our $200.0 million Revolving Loan Facility is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. At December 31, 2004 and 2003, there was no balance outstanding under our bank loan. Our 1.30% and 2.00% convertible notes are not subject to interest rate changes.

Foreign Exchange Risk
      The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2004 and 2003 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31

	2004		2003

		Hypothetical		Hypothetical
	U.S. Dollar	10% Change in	U.S. Dollar	10% Change in
	Equivalent	Fair Value	Equivalent	Fair Value

British pound sterling	$6,163	$616	$182	$18
Canadian dollar	2,537	254	1,778	178
Euro	2,117	212	5,580	558
      See Foreign Exchange Rate Fluctuations section contained in Item 7, Management’s Discussion and Analysis, and Note 1 in the Notes to Consolidated Financial Statements for additional information.

Item 8.	Financial Statements and Supplementary Data
      The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      None.

Item 9A.	Controls and Procedures
      (a) Disclosure Controls and Procedures.
      As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act.
      (b) Management’s Report on Internal Control over Financial Reporting.
      As of December 31, 2004, our management has assessed the effectiveness of our internal control over financial reporting. In a report included on page F-1, our management has concluded that, based on its assessment, our internal control over financial reporting is effective as of December 31, 2004. In conducting our assessment, we excluded American Contractors Indemnity Company, which we acquired in 2004, from our assessment. American Contractors Indemnity Company’s total assets and revenue represented 3% and 4%, respectively, of the related amounts in our 2004 consolidated financial statements.
      (c) Changes in Internal Control over Financial Reporting.
      During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2004 in previously filed reports on Form 8-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics which applies to all employees, officers and directors of our company. The complete text of our Code of Business Conduct and Code of Ethics is available on our website at www.hcch.com and will be provided to any person free of charge upon request made to: HCC Insurance Holdings, Inc., Investor Relations Department, 13403 Northwest Freeway, Houston, Texas 77040. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which apply to the Chief Executive Officer and the Senior Financial Officers will be disclosed on our website.
      For information regarding Directors and Executive Officers of the Registrant, reference is made to the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference.

Item 11.	Executive Compensation
      For information regarding Executive Compensation, reference is made to the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, reference is made to the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      For information regarding Certain Relationships and Related Transactions, reference is made to the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      For information regarding Principal Accountant Fees and Services, reference is made to the Registrant’s definitive proxy statement for its Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2004 and which is incorporated herein by reference.

PART IV

Item 15.	Financial Statement Schedules and Exhibits

(a)	Financial Statement Schedules
      The financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.

(b)	Exhibits
      The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

Dated: March 15, 2005	By: /s/ Stephen L. Way (Stephen L. Way) Chairman of the Board and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Stephen L. Way (Stephen L. Way)		Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2005

/s/ Frank J. Bramanti* (Frank J. Bramanti)		Director	March 15, 2005

/s/ Patrick B. Collins* (Patrick B. Collins)		Director	March 15, 2005

/s/ James R. Crane* (James R. Crane)		Director	March 15, 2005

/s/ J. Robert Dickerson* (J. Robert Dickerson)		Director	March 15, 2005

/s/ Walter M. Duer* (Walter M. Duer)		Director	March 15, 2005

/s/ Edward H. Ellis, Jr. (Edward H. Ellis, Jr.)		Director, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 15, 2005

/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)		Director	March 15, 2005

/s/ Allan W. Fulkerson* (Allan W. Fulkerson)		Director	March 15, 2005

/s/ Walter J. Lack* (Walter J. Lack)		Director	March 15, 2005

/s/ Michael A. F. Roberts* (Michael A. F. Roberts)		Director	March 15, 2005

*By:	/s/ Stephen L. Way Stephen L. Way, Attorney-in-fact		March 15, 2005

INDEX TO EXHIBITS
      (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

Exhibit
Number

A 3.1	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B 3.2	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
A 4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C 10.1	—	Loan Agreement ($200,000,000 Revolving Loan Facility) dated at November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.
F 10.2	—	HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock Option Plan.
G 10.3	—	HCC Insurance Holdings, Inc. 1992 Incentive Stock Option Plan, as amended and restated.
G 10.4	—	HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.
G 10.5	—	HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.
G 10.6	—	HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.
H 10.7	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
E 10.8	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
10.9	—	Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.
I 10.10	—	HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.
E 10.11	—	Employment Agreement effective at January 10, 2002, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
E 10.12	—	Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.
D 10.13	—	Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
E 10.14	—	Employment Agreement effective at January 1, 2003 between HCC Insurance Holdings, Inc. and Christopher L. Martin.
J 10.15	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
10.16	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
K 10.17	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
K 10.18	—	First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.
L 10.19	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
M 10.19	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.

Exhibit
Number

10.20	—	Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.
12	—	Statement Regarding Computation of Ratios.
14	—	Form of HCC Insurance Holdings, Inc. Code of Ethics Statement by Chief Executive Officer and Senior Financial Officers.
21	—	Subsidiaries of HCC Insurance Holdings, Inc.
23	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated March 15, 2005.
24	—	Powers of Attorney.
31.1	—	Certification by Chief Executive Officer.
31.2	—	Certification by Chief Financial Officer.
32.1	—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed December 1, 2004.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2001.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

G	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 1999.

H	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2003.

J	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

      Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF MANAGEMENT
Management’s Responsibility for Financial Reporting
      Management of HCC Insurance Holdings, Inc. is responsible for the preparation, quality and fair presentation of the Company’s published financial statements. We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, these financial statements include judgments and estimates of the Company’s management. We also prepared the other information included in the Form 10-K, and we are responsible for its accuracy and consistency with the consolidated financial statements.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. As defined, internal control over financial reporting: 1) is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, 2) is effected by the Company’s board of directors, management and other personnel, and 3) provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of our records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of our assets;

•	provide reasonable assurance that we have recorded transactions as necessary to permit us to prepare financial statements in accordance with generally accepted accounting principles;

•	provide that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and the Company’s Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making our assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In conducting our assessment, we excluded American Contractors Indemnity Company, which we acquired in 2004, from our assessment. American Contractors Indemnity Company’s total assets and revenue represented 3% and 4%, respectively, of the related amounts in our 2004 consolidated financial statements.

      Based on our assessment using the COSO criteria, we, as the Company’s management, concluded that the Company’s internal control over financial reporting is effective as of December 31, 2004.
      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on our assessment of the Company’s effectiveness of internal control over financial reporting. This report begins on page F-3.

/s/ Stephen L. Way --------------------------------------------- Stephen L. Way Chairman of the Board and Chief Executive Officer	/s/ Edward H. Ellis, Jr. --------------------------------------------- Edward H. Ellis, Jr. Executive Vice President and Chief Financial Officer
March 15, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.
      We have completed an integrated audit of HCC Insurance Holdings, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting at December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting listed in the accompanying index, that the Company maintained effective internal control over financial reporting at December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting at December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded American Contractors Indemnity Company from its assessment of internal control over financial reporting at December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded American Contractors Indemnity Company from our audit of internal control over financial reporting. American Contractors Indemnity Company is a wholly-owned subsidiary whose total assets and total revenues represent 3% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2005

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2004	2003

ASSETS
Investments:
Fixed income securities, at market (cost: 2004 — $1,682,421; 2003 — $1,134,128)	$1,703,171	$1,164,166
Short-term investments, at cost, which approximates market	729,985	518,482
Other investments, at market (cost: 2004 — $34,137; 2003 — $24,535)	35,335	24,652

Total investments	2,468,491	1,707,300
Cash	69,933	96,416
Restricted cash and cash investments	188,510	210,301
Premium, claims and other receivables	923,638	909,941
Reinsurance recoverables	1,098,999	916,190
Ceded unearned premium	317,055	291,591
Ceded life and annuity benefits	74,627	77,548
Deferred policy acquisition costs	139,199	106,943
Goodwill	444,031	386,507
Other assets	208,954	172,469

Total assets	$5,933,437	$4,875,206

LIABILITIES
Loss and loss adjustment expense payable	$2,089,199	$1,535,288
Life and annuity policy benefits	74,627	77,548
Reinsurance balances payable	228,998	296,916
Unearned premium	741,706	592,311
Deferred ceding commissions	94,896	88,129
Premium and claims payable	795,576	756,469
Notes payable	311,277	310,404
Accounts payable and accrued liabilities	273,493	171,221

Total liabilities	4,609,772	3,828,286
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2004 — 68,038; 2003 — 63,964)	68,038	63,964
Additional paid-in capital	566,776	447,671
Retained earnings	651,216	509,159
Accumulated other comprehensive income	37,635	26,126

Total shareholders’ equity	1,323,665	1,046,920

Total liabilities and shareholders’ equity	$5,933,437	$4,875,206

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

REVENUE
Net earned premium	$1,010,692	$738,272	$505,521
Fee and commission income	182,349	142,615	115,919
Net investment income	64,885	47,335	37,755
Net realized investment gain	5,822	527	453
Other operating income	19,406	13,215	6,985

Total revenue	1,283,154	941,964	666,633
EXPENSE
Loss and loss adjustment expense, net	645,230	488,652	306,491
Operating expense:
Policy acquisition costs, net	224,323	138,212	99,521
Compensation expense	88,570	82,947	58,567
Other operating expense	75,904	57,966	41,357

Total operating expense	388,797	279,125	199,445
Interest expense	8,374	7,453	8,301

Total expense	1,042,401	775,230	514,237

Earnings from continuing operations before income tax expense	240,753	166,734	152,396
Income tax expense from continuing operations	81,732	59,857	52,933

Earnings from continuing operations	159,021	106,877	99,463
Earnings from discontinued operations, net of income taxes of $2,313 in 2004, $26,289 in 2003 and $4,418 in 2002	4,004	36,684	6,365

Net earnings	$163,025	$143,561	$105,828

Basic earnings per share data:
Earnings from continuing operations	$2.45	$1.69	$1.60
Earnings from discontinued operations	0.06	0.58	0.10

Net earnings	$2.51	$2.27	$1.70

Weighted average shares outstanding	64,838	63,279	62,225

Diluted earnings per share data:
Earnings from continuing operations	$2.41	$1.66	$1.58
Earnings from discontinued operations	0.06	0.57	0.10

Net earnings	$2.47	$2.23	$1.68

Weighted average shares outstanding	65,884	64,384	62,937

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Net earnings	$163,025	$143,561	$105,828
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,660	8,149	50
Investment gains (losses):
Investment gains (losses) during the year, net of income tax charge (benefit) of $6,091 in 2004, $(1,048) in 2003 and $8,040 in 2002	10,955	(1,962)	14,533
Less reclassification adjustment for gains included in net earnings, net of income tax charge of $2,433 in 2004, $184 in 2003 and $159 in 2002	(4,518)	(343)	(294)
Other, net of income tax charge (benefit) of $222 in 2004, $(260) in 2003 and $(13) in 2002	412	(483)	(24)

Other comprehensive income	11,509	5,361	14,265

Comprehensive income	$174,534	$148,922	$120,093

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31, 2004, 2003 and 2002
(in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-in	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2001	$61,438	$402,089	$293,426	$6,500	$763,453
Net earnings	—	—	105,828	—	105,828
Other comprehensive income	—	—	—	14,265	14,265
Issuance of 817 shares for exercise of options, including tax benefit of $4,030	817	14,420	—	—	15,237
Issuance of 103 shares of contractually issuable stock	103	(103)	—	—	—
Cash dividends declared, $0.255 per share	—	—	(15,876)	—	(15,876)

Balance at December 31, 2002	62,358	416,406	383,378	20,765	882,907
Net earnings	—	—	143,561	—	143,561
Other comprehensive income	—	—	—	5,361	5,361
Issuance of 1,240 shares for exercise of options, including tax benefit of $4,320	1,240	23,359	—	—	24,599
Issuance of 52 shares of contractually issuable stock	52	(52)	—	—	—
Issuance of 314 shares for purchased company	314	7,958	—	—	8,272
Cash dividends declared, $0.28 per share	—	—	(17,780)	—	(17,780)

Balance at December 31, 2003	63,964	447,671	509,159	26,126	1,046,920
Net earnings	—	—	163,025	—	163,025
Other comprehensive income	—	—	—	11,509	11,509
Issuance of 3,000 shares in public offering, net of costs	3,000	93,668	—	—	96,668
Issuance of 990 shares for exercise of options, including tax benefit of $3,743	990	22,861	—	—	23,851
Issuance of 84 shares for purchased company and strategic investment	84	2,576	—	—	2,660
Cash dividends declared, $0.32 per share	—	—	(20,968)	—	(20,968)

Balance at December 31, 2004	$68,038	$566,776	$651,216	$37,635	$1,323,665

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands, except per share data)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$163,025	$143,561	$105,828
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	13,822	(130,881)	(41,330)
Change in reinsurance recoverables	(178,094)	(117,256)	103,870
Change in ceded unearned premium	(22,504)	(127,367)	(88,940)
Change in loss and loss adjustment expense payable	538,374	379,998	(57,747)
Change in reinsurance balances payable	(69,647)	130,257	70,672
Change in unearned premium	122,317	261,261	122,811
Change in premium and claims payable, net of restricted cash	58,215	(25,494)	(76,039)
Gain on sale of subsidiary	(6,317)	(52,681)	—
Depreciation and amortization expense	16,139	12,828	10,808
Other, net	33,373	53,872	25,189

Cash provided by operating activities	668,703	528,098	175,122
Cash flows from investing activities:
Sales of fixed income securities	253,398	167,357	217,370
Maturity or call of fixed income securities	154,357	142,652	53,918
Sale of subsidiary and other operating investments	—	82,618	—
Cost of securities acquired	(935,053)	(694,211)	(505,099)
Change in short-term investments	(160,229)	(202,904)	84,799
Payments for purchase of subsidiaries, net of cash received	(93,543)	(16,680)	(39,227)
Other, net	268	(17,655)	(1,824)

Cash used by investing activities	(780,802)	(538,823)	(190,063)
Cash flows from financing activities:
Issuance of notes payable, net of costs	29,000	174,845	76,000
Sale of common stock, net of costs	116,776	20,279	11,207
Payments on notes payable	(40,176)	(108,813)	(31,969)
Dividends paid and other, net	(19,984)	(19,476)	(16,882)

Cash provided by financing activities	85,616	66,835	38,356

Net increase (decrease) in cash	(26,483)	56,110	23,415
Cash at beginning of year	96,416	40,306	16,891

Cash at end of year	$69,933	$96,416	$40,306

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(1)	General Information and Significant Accounting and Reporting Policies
      HCC Insurance Holdings, Inc. and its subsidiaries (collectively, “we”, “us” or “our”) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated agents and brokers. Our lines of business include group life, accident and health; diversified financial products (which includes directors’ and officers’ liability, errors and omissions, employment practices liability, and surety); our London market account (which includes energy, marine, property, and accident and health); aviation; and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope.
      Our principal insurance companies are Houston Casualty Company in Houston, Texas and London, England; HCC Life Insurance Company in Houston, Texas, Atlanta, Georgia, Costa Mesa, California, Wakefield, Massachusetts, Minneapolis, Minnesota and Dallas, Texas; U.S. Specialty Insurance Company in Houston and Dallas, Texas; Avemco Insurance Company in Frederick, Maryland; HCC Reinsurance Company Limited in Hamilton, Bermuda; HCC Europe in Madrid, Spain; American Contractors Indemnity Company in Los Angeles, California; and, in early 2005, United States Surety Company in Timonium, Maryland.
      Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies, in specialized lines of business within the property and casualty and group life, accident and health insurance sectors. Our principal agencies are ASU International, Inc. in Wakefield, Massachusetts, Los Angeles, California and New York, New York; HCC Global Financial Products, LLC in Farmington, Connecticut, Houston, Texas, Jersey City, New Jersey, Barcelona, Spain and London, England; HCC Diversified Financial Products Limited in London, England; Professional Indemnity Agency, Inc. in Mount Kisco, New York and San Francisco and Concord, California; Covenant Underwriters Ltd. in Covington, Louisiana and New York, New York; and HCC Indemnity Guaranty Agency, Inc. in New York, New York. Effective January 1, 2005, we consolidated the operations of one of our agencies, HCC Benefits Corporation, into HCC Life Insurance Company.
      Our reinsurance and insurance brokers provide brokerage, consulting and other broker services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal reinsurance brokers are Rattner Mackenzie Limited in London, England, Hamilton, Bermuda and Mt. Kisco, New York and HCC Risk Management Corporation in Houston, Texas. Our insurance broker is Continental Underwriters Ltd. in Covington, Louisiana.

Basis of Presentation
      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Management must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Certain amounts in our 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

Investments
      All fixed income securities are classified as available for sale and reported at quoted market value, if readily marketable, or at management’s estimated fair value, if not readily marketable. The change in unrealized gain or loss on these securities is recorded as a component of other comprehensive income, net of the related deferred income tax effect. We purchase fixed income securities with the intent to hold to maturity, but they may be available for sale if market conditions warrant or if our investment policies dictate, in order to maximize our investment yield.
      For asset-backed and mortgage-backed securities in our fixed income portfolio, we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life. Some of our asset-backed securities are subject to specialized impairment tests, such that these securities have to be written down in value if certain tests are met. Any write down is recouped prospectively through net investment income, if contractual cash flows are ultimately received. Our write downs were immaterial in 2004, 2003 and 2002. At December 31, 2004, we held $0.7 million of securities that are subject to these tests and potential write down.
      Short-term investments and restricted cash investments are carried at cost, which approximates market value. Trading securities (included in other investments) are carried at quoted market value. The change in unrealized gain or loss on trading securities, as well as realized gains or losses and dividend income, are included in other operating income in the consolidated statements of earnings.
      Realized gains or losses are determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other than temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established.

Derivative Financial Instruments
      During 2004, we reinsured interests in two long-term mortgage impairment insurance contracts. The exposure with respect to these two contracts is measured based on movement in a specified index. These insurance contracts thus qualify as derivative financial instruments and are reported at fair value, which was $3.0 million at December 31, 2004. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms and validated based on current market quotes. Changes in fair value are recorded each period as a component of other operating income in the consolidated statements of earnings.

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions
      Substantially all of the property and casualty and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income that portion of the premium that provides insurance coverage in the period. Written premium, net of reinsurance, is primarily recognized in earnings on a pro rata basis over the term of the related policies. However, for certain policies written, premium is recognized in earnings over the period of risk in proportion to the amount of insurance risk provided. Unearned premium represents the portion of premium written in relation to the unexpired term of coverage. Premium related to our group life policies is recognized when due.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
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

Fee and Commission Income
      Fee and commission income in our consolidated statements of earnings includes fee income from our underwriting agencies, commission income from our reinsurance brokers and proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs). When there is no significant future servicing obligation, we recognize fee and commission income from third parties on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions, which are based on the profitability of business written, at the end of each accounting period, calculated using the respective commission formula. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We record an allowance for estimated return commissions that we may be required to pay on the early termination of policies. Proceeds from ceded reinsurance are earned pro rata over the term of the underlying policy.
      When our underwriting agencies utilize one of our insurance company subsidiaries as the policy issuing company and the business is reinsured with a third-party reinsurer, we eliminate in consolidation the fee and commission income against the related insurance company’s policy acquisition costs and defer the policy acquisition costs of the underwriting agencies.

Strategic Investments and Other Operating Income
      Included in other assets are certain strategic investments in insurance-related companies. When we own a 20% to 50% equity interest in a strategic investment, the investment and income are recorded using the equity method of accounting. We carry the remaining investments that are marketable at market value and the remaining investments that are not readily marketable at management’s estimate of fair value. We record any interest, dividends and realized gains or losses in other operating income and unrealized gains or losses in other comprehensive income.

Premium, Claims and Other Receivables
      We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $3.0 million and $2.5 million at December 31, 2004 and 2003, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

Loss and Loss Adjustment Expense Payable
      Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses, and anticipated receipts from salvage and subrogation. Reserves are recorded on an undiscounted basis, except for reserves acquired in transactions recorded using the purchase method of accounting. The discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
on our experience and the industry’s experience. While we believe that amounts included in our consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in the period of the change.

Reinsurance
      We record all reinsurance recoverables and ceded unearned premium as assets, and deferred ceding commissions as liabilities. All such amounts are recorded in a manner consistent with the underlying reinsured contracts. We also record a reserve for uncollectible reinsurance. Our estimates utilized to calculate the reserve are subject to change, which could affect the level of the reserve required.

Goodwill and Intangible Assets
      When we acquire a new subsidiary, goodwill is either allocated to that particular subsidiary or, if there are synergies with other subsidiaries, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our agency segment, the reporting units are the individual subsidiaries. In our insurance company segment, the reporting units are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics.
      To determine the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts CON 7, Using Cash Flow Information and Present Value in Accounting Measurements. This approach utilizes a risk-free rate of interest, estimates of future cash flows, and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected.
      We assess the impairment of goodwill annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. Intangible assets not subject to amortization are tested for impairment annually, or sooner if an event occurs or circumstances change that indicate that an intangible asset might be impaired. Other intangible assets are amortized over their respective useful lives.

Cash and Short-term Investments
      Cash consists of cash in banks, generally in operating accounts. We classify certificates of deposit and money market funds as short-term investments. Short-term investments are classified as investments in our consolidated balance sheets as they relate principally to our investment activities.
      We generally maintain our cash deposits in major banks and invest our short-term investments in institutional money-market funds and in investment grade commercial paper and repurchase agreements. These securities typically mature within ninety days and, therefore, bear minimal risk. We have not experienced any losses on our cash deposits or our short-term investments.
      Certain fiduciary funds totaling $244.0 million and $188.7 million were included in short-term investments at December 31, 2004 and 2003, respectively. These funds are held by underwriting agencies or reinsurance brokers for the benefit of insurance or reinsurance clients. We earn the interest on these funds. At December 31, 2004 our surety company held collateral of $11.5 million in short-term investments and $39.7 million in fixed income securities. Earnings on these assets are recorded in investment income, net of amounts credited to the contract holders.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      At December 31, 2004 and 2003, we had a deposit at Lloyd’s of London of $55.4 million and $56.1 million, respectively, which serves as security for our participation in a Lloyd’s syndicate. This deposit was included in fixed income securities in 2004 and short-term investments in 2003. There are withdrawal and other restrictions on this deposit, but we direct how the deposit is invested and we earn interest on the funds.

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

Foreign Currency
      The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. The gain from currency conversion was $1.2 million, $4.1 million and $1.2 million in 2004, 2003, and 2002, respectively. The 2003 amount included a one-time gain of $1.3 million from settlement of an advance of funds to an unaffiliated entity.
      We utilize the Euro, the British pound sterling and the Canadian dollar as the functional currency in our other foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the condensed consolidated statements of cash flows.

Income Tax
      We file a consolidated Federal income tax return and include the foreign subsidiaries’ income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. Due to our history of earnings, expectations for future earnings, and taxable income in carryback years, we expect to be able to fully realize the benefit of any net deferred tax asset.
      We provide a deferred tax liability for un-repatriated earnings of our foreign subsidiaries at prevailing statutory rates when required.

Earnings Per Share
      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are considered to be

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
potential common shares in the diluted calculation. Also included are common shares, if dilutive, that would be issued for any premium in excess of the principal amount of our convertible debt. We use the treasury stock method to calculate potential common shares outstanding due to options and our convertible debt.

Stock Options
      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning in the third quarter of 2005. We are currently reviewing the requirements of SFAS No. 123(R).
      We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options have been granted at fixed exercise prices at the market price of our common stock on the grant date. Thus, no stock-based employee compensation expense is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net earnings and earnings per share if we had used the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation.

	2004	2003	2002

Reported net earnings	$163,025	$143,561	$105,828
Stock-based compensation using fair value method, net of income taxes	(4,883)	(7,705)	(6,159)

Pro forma net earnings	$158,142	$135,856	$99,669

Reported basic earnings per share	$2.51	$2.27	$1.70
Fair value stock-based compensation	(0.07)	(0.12)	(0.10)

Pro forma basic earnings per share	$2.44	$2.15	$1.60

Reported diluted earnings per share	$2.47	$2.23	$1.68
Fair value stock-based compensation	(0.07)	(0.12)	(0.10)

Pro forma diluted earnings per share	$2.40	$2.11	$1.58

      For purposes of the above presentation, we estimate the fair value of each option grant on the grant date using the Black-Scholes single option pricing model. The table below shows the average fair value of options granted and the related assumptions used in the model.

	2004	2003	2002

Average fair value of options granted	$8.78	$6.67	$7.05
Risk free interest rate	3.4%	2.8%	3.5%
Expected volatility factor	32%	32%	32%
Dividend yield	1.02%	1.07%	1.14%
Expected option life	4.5 years	4.4 years	5.5 years

Guarantee Fund and Other Assessments
      Certain of our insurance companies are subject to guarantee fund and other assessments in states where we are licensed. In some cases, the states allow for recoveries of assessments as premium tax

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
offsets, but only over a period of years. We generally accrue the liability when an insolvency or other event occurs that indicates a liability exists and the premium on which the assessment will be based has been written. We recognize an asset for the premium tax offset based on in-force policies. During 2004, 2003 and 2002, we incurred a net expense for guarantee fund and other assessments of $4.0 million, $6.8 million and $4.7 million, respectively.

Large Loss Events
      During 2004, catastrophic events occurred related to four major hurricanes: Charley, Frances, Ivan and Jeanne (collectively, the “hurricanes”). We recognized a pre-tax loss after reinsurance of $33.1 million in our insurance company segment. This loss included $23.3 million recorded in loss and loss adjustment expense and $9.8 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium.
      During 2003, we reached an agreement with various reinsurers to commute certain reinsurance recoverables relating to our discontinued accident and health line of business. We received a cash payment, which was less than the related recoverable, from the reinsurers in consideration for discounting the recoverables and reassuming the losses. The pre-tax loss of $28.8 million was included in loss and loss adjustment expense in our insurance company segment.

Recent Accounting Pronouncements
      In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized in 2005. We are monitoring the outcome of the EITF’s consideration of these issues.

(2)	Acquisitions, Goodwill and Disposition

Acquisitions
      During the past three years, we have completed numerous acquisitions. We acquired these companies to diversify into new specialty lines of business or to grow existing lines of business. The acquired companies were well known in their respective lines of business, having excellent reputations and workforces with significant expertise. The business combinations were recorded using the purchase method of accounting, and the results of operations of the acquired businesses were included in our consolidated

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
financial statements beginning on the effective date of each transaction. The following table provides additional information on our major acquisitions (in millions):

			Earnout
		Initial	Through	Goodwill	Deductible
	Effective Date	Consideration	2004	Recognized	Goodwill

HCC Global Financial Products, LLC	October 1, 2002	$6.9	$64.9	$65.3	Split
HCC Diversified Financial Products Limited	December 24, 2002	17.0	12.3	21.8	No
HCC Europe	December 31, 2002	8.1	—	4.7	No
Covenant Underwriters Ltd. and Continental Underwriters Ltd.	July 1, 2003	19.9	2.1	14.4	Yes
Surety Associates Holding Co., Inc.	January 31, 2004	46.8	—	10.5	No
RA&MCO Insurance Services	October 1, 2004	8.5	—	7.4	No
      In the above table, the initial consideration column represents cash and the value of our common stock paid for each respective acquisition. The earnout through 2004 column includes amounts paid through or accrued as of December 31, 2004 for earnout amounts based on earnings of the acquired company subsequent to its acquisition or other agreed criteria. The goodwill recognized column represents goodwill recorded through December 31, 2004 for the respective acquisition. The deductible goodwill column indicates if the goodwill is deductible for income tax purposes.
      Earnout amounts are accrued when the conditions for their accrual have been satisfied under the applicable agreement. At December 31, 2004, we had accrued $35.9 million based on terms of the respective agreements. In addition, we will pay up to a maximum of $13.9 million with respect to two of the acquisitions if certain earnings targets are reached through December 31, 2006. The purchase agreement for one acquisition includes terms requiring additional consideration based on pre-tax earnings through September 30, 2007, with no maximum amount specified. Any contingent consideration accrued or payable in future years has been or will be recorded as an increase in goodwill.
      When we acquire a new subsidiary, goodwill is either allocated to that particular subsidiary or, if there are synergies with other subsidiaries, allocated to the different reporting units based on their respective share of the estimated future cash flows. In 2004, we recorded a $5.6 million reduction in goodwill due to

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
a tax refund as a result of an adjustment to pre-acquisition taxable income of an acquired subsidiary. The changes in goodwill were as follows:

	Insurance		Discontinued
	Company	Agency	Operations	Total

Balance at December 31, 2002	$144,204	$182,810	$8,274	$335,288
Additions:
New acquisitions	(5,616)	13,793	—	8,177
Earnouts	25,130	26,186	—	51,316
Disposition	—	—	(8,274)	(8,274)

Balance at December 31, 2003	163,718	222,789	—	386,507
Additions:
New acquisitions	17,870	2,823	—	20,693
Earnouts	26,697	15,716	—	42,413
Transfer on reorganization	11,266	(11,266)	—	—
Reduction for tax settlement	(4,201)	(1,381)	—	(5,582)

Balance at December 31, 2004	$215,350	$228,681	$—	$444,031

2004 Acquisition
      On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California-domiciled surety company specializing in court, specialty contract, license and permit bonds. We completed our purchase price allocation in the fourth quarter of 2004. The following table summarizes the combined estimated fair values of assets acquired and liabilities assumed at the date of acquisition. The assets and liabilities acquired with our other 2004 and 2003 acquisitions were immaterial to our consolidated balance sheets.

Total investments	$87,873
Premium, claims and other receivables	5,665
Reinsurance recoverables	4,715
Other policy related assets	15,118
Goodwill and intangible assets	17,935
Other assets	6,183

Total assets acquired	137,489
Loss and loss adjustment expense payable	15,537
Unearned premium	27,078
Other policy related liabilities	1,729
Other liabilities	46,380

Total liabilities assumed	90,724

Assets acquired in excess of liabilities assumed	$46,765

      The following unaudited pro forma summary presents information as if the Surety Associates Holding Co., Inc. acquisition had occurred at the beginning of 2003 after giving effect to certain adjustments, including amortization of intangible assets, increased interest expense from debt issued to fund the

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
acquisition and income taxes. The pro forma summary is for information purposes only; it does not necessarily reflect the actual results that would have occurred, nor is it necessarily indicative of future results of the combined companies. Surety Associates Holding Co., Inc. incurred $2.6 million in 2004 and $10.2 million in 2003 in acquisition related expenses, primarily for bonuses and other incentive compensation and related employment taxes. The effects of our other 2004 and 2003 acquisitions are immaterial to our consolidated results of operations.

Unaudited Pro forma Information	2004	2003

Revenue	$1,287,001	$988,598
Net earnings	162,049	142,807
Basic earnings per share	$2.50	$2.26
Diluted earnings per share	2.46	2.22

Subsequent Acquisition
      On February 25, 2005, we issued 0.8 million shares of our common stock to acquire all of the shares of USSC Holdings, Inc., the parent company of United States Surety Company, a Maryland-domiciled company specializing in contract bonding for small and medium sized contractors.

Disposition
      In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized a gain of $52.7 million ($30.1 million after-tax) in 2003 and an additional gain of $6.3 million ($4.0 million after-tax) in 2004 from a contractual earnout. The after-tax earnings from discontinued operations and the gain on sale are reported as earnings from discontinued operations in the consolidated statements of earnings. Goodwill was reduced $8.3 million as a result of the disposition. Summarized financial data for discontinued operations for the two years ended December 31, 2003 are shown below. Earnings before income tax expense exclude allocated general corporate overhead expenses of $1.7 million in 2003 and $1.8 million in 2002.

	2003	2002

Revenue	$22,926	$21,930
Earnings before income tax expense	10,292	10,783

(3)	Intangible Assets
      Identifiable intangible assets related to our business acquisitions during the past three years consist of employment and non-compete agreements and the value of renewals totaling $19.2 million. We amortize certain intangible assets over periods ranging from four to ten years. Intangible assets, which are included in other assets in our consolidated balance sheets, consist of the following:

	2004	2003

Intangible assets not subject to amortization — insurance company and other licenses	$8,412	$5,992

Intangible assets subject to amortization	$24,436	$20,414
Less accumulated amortization	(12,516)	(6,913)

Net intangible assets subject to amortization	$11,920	$13,501

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Amortization expense for intangible assets subject to amortization was $6.7 million in 2004, $3.2 million in 2003 and $3.4 million in 2002. Estimated amortization expense for 2005 and future years is as follows:

2005	$4,168
2006	3,390
2007	2,035
2008	1,141
2009	407
Thereafter	779

Total estimated amortization	$11,920

(4)	Investments
      Substantially all of our fixed income securities are investment grade; 99% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss and estimated market value of investments in fixed income securities, all of which are classified as available for sale, were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value

December 31, 2004
U.S. Treasury securities	$87,652	$688	$(214)	$88,126
Obligations of states, municipalities and political subdivisions	727,437	15,609	(1,696)	741,350
Corporate fixed income securities	374,130	4,644	(1,438)	377,336
Asset-backed and mortgage-backed securities	248,449	1,764	(1,510)	248,703
Foreign securities	244,753	3,176	(273)	247,656

Total fixed income securities	$1,682,421	$25,881	$(5,131)	$1,703,171

December 31, 2003
U.S. Treasury securities	$67,125	$2,040	$(25)	$69,140
Obligations of states, municipalities and political subdivisions	392,595	15,853	(1,099)	407,349
Corporate fixed income securities	324,914	10,841	(930)	334,825
Asset-backed and mortgage-backed securities	149,612	3,914	(767)	152,759
Foreign securities	199,882	1,117	(906)	200,093

Total fixed income securities	$1,134,128	$33,765	$(3,727)	$1,164,166

      All fixed income securities were income producing during 2004, except for two fixed income securities valued at $0.7 million. The following table displays the gross unrealized losses and fair value of all

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
investments at December 31, 2004 that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

U.S. Treasury securities	$52,473	$(197)	$489	$(17)	$52,962	$(214)
Obligations of states, municipalities and political subdivisions	170,352	(1,091)	27,500	(605)	197,852	(1,696)
Corporate fixed income securities	143,057	(1,170)	14,419	(268)	157,476	(1,438)
Asset-backed and mortgage-backed securities	140,536	(1,057)	12,096	(453)	152,632	(1,510)
Foreign securities	47,775	(252)	10,549	(21)	58,324	(273)

Total securities	$554,193	$(3,767)	$65,053	$(1,364)	$619,246	$(5,131)

      The amortized cost and estimated market value of fixed income securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities is 3.2 years.

		Estimated
	Amortized	Market
	Cost	Value

Due in 1 year or less	$90,697	$91,590
Due after 1 year through 5 years	605,867	610,471
Due after 5 years through 10 years	283,172	289,978
Due after 10 years through 15 years	267,149	273,643
Due after 15 years	187,087	188,786

Securities with fixed maturities	1,433,972	1,454,468
Asset-backed and mortgage-backed securities	248,449	248,703

Total fixed income securities	$1,682,421	$1,703,171

      At December 31, 2004, our insurance companies had deposited fixed income securities with an amortized cost of approximately $31.5 million (market: $32.1 million) to meet the deposit requirements of various insurance departments.
      The sources of net investment income were as follows:

	2004	2003	2002

Fixed income securities	$55,929	$40,927	$31,773
Short-term investments	9,735	7,422	6,787
Other investments	1,366	488	222

Total investment income	67,030	48,837	38,782
Investment expense	(2,145)	(1,502)	(1,027)

Net investment income	$64,885	$47,335	$37,755

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Realized pre-tax gains (losses) on the sale or write down of investments were as follows:

	Gains	Losses	Net

Year ended December 31, 2004
Fixed income securities	$7,035	$(1,088)	$5,947
Other investments	64	(189)	(125)

Realized gain (loss)	$7,099	$(1,277)	$5,822

Year ended December 31, 2003
Fixed income securities	$3,113	$(1,230)	$1,883
Other investments	40	(1,396)	(1,356)

Realized gain (loss)	$3,153	$(2,626)	$527

Year ended December 31, 2002
Fixed income securities	$3,027	$(1,621)	$1,406
Other investments	542	(1,495)	(953)

Realized gain (loss)	$3,569	$(3,116)	$453

      Unrealized pre-tax net gains (losses) on investments were as follows:

	2004	2003	2002

Fixed income securities	$(9,288)	$(3,738)	$22,022
Strategic and other investments	19,383	201	98

Net unrealized investment gains (losses)	$10,095	$(3,537)	$22,120

(5)	Notes Payable
      Notes payable at December 31, 2004 and 2003 are shown in the table below. The aggregate estimated fair value of our 1.30% and 2.00% convertible notes ($332.8 million and $324.8 million at December 31, 2004 and 2003, respectively) is based on quoted market prices. The estimated fair value of our other debt is based on current rates offered to us for debt with similar terms and approximates the carrying value at both balance sheet dates.

	2004	2003

1.30% Convertible Notes	$125,000	$125,000
2.00% Convertible Exchange Notes	172,409	—
2.00% Convertible Notes	33	172,451
$200.0 million Revolving Loan Facility	—	—
Other debt	13,835	12,953

Total notes payable	$311,277	$310,404

      Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 29.4377 shares of our common stock, which represents an initial conversion price of $33.97 per share. The initial conversion price is subject to change under certain conditions. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($44.16 per share) of the conversion price per share of our common stock. In December 2004, we executed an irrevocable election which commits us to settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. See Note 13. We can redeem the notes for cash at any time on or after April 1, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 1, 2009. The repurchase price will equal the principal amount of the notes plus accrued and unpaid interest. In December 2004, we executed an irrevocable election which commits us to pay cash to settle any such put or change in control provisions.
      Our 2.00% Convertible Exchange Notes are due in 2021. We pay interest semi-annually on March 1 and September 1. On November 23, 2004, we exchanged substantially all of our 2.00% Convertible Notes for 2.00% Convertible Exchange Notes, which have terms economically similar to the original notes. We recorded no gain or loss for the debt exchange and expensed all debt issuance costs. Each one thousand dollar principal amount is convertible into 31.25 shares of our common stock, which represents an initial conversion price of $32.00 per share. The initial conversion price is subject to change under certain conditions. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 120% ($38.40 per share) of the conversion price per share of our common stock. In December 2004, we executed an irrevocable election which commits us to settle any conversion by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. See Note 13. We can redeem the notes for cash at any time on or after September 1, 2007. Holders may require us to repurchase the notes on September 1, 2007, 2011 or 2016, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before September 1, 2007. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
      Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and guarantees entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants which we believe are typical for similar financing arrangements.
      At December 31, 2004, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $37.5 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $46.9 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (5.25% at December 31, 2004) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2004, letters of credit totaling $14.6 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $18.3 million collateralizing the lines.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(6)	Income Taxes
      At December 31, 2004 and 2003, we had current income taxes payable of $16.6 million and $26.0 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.
      The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2004	2003	2002

Statutory tax rate	35%	35%	35%

Federal tax on continuing operations at statutory rate	$84,264	$58,356	$53,338
Nontaxable municipal bond interest and dividends received deduction	(7,076)	(4,126)	(3,391)
Other non deductible expenses	923	1,979	236
State income taxes, net of federal tax benefit	2,962	3,164	2,134
Foreign income taxes	11,380	15,272	2,921
Foreign tax credit	(11,197)	(14,795)	(2,597)
Other, net	476	7	292

Income tax expense from continuing operations	$81,732	$59,857	$52,933

Effective tax rate, continuing operations	33.9%	35.9%	34.7%

Federal tax on discontinued operations at statutory rate	$2,211	$22,041	$3,774
Book over tax basis in stock of subsidiary	—	2,896	—
Non deductible expenses	—	41	207
State income taxes	94	1,343	293
Other, net	8	(32)	144

Income tax expense on discontinued operations	$2,313	$26,289	$4,418

Effective tax rate, discontinued operations	36.6%	41.7%	41.0%

Total income tax expense	$84,045	$86,146	$57,351

Total effective tax rate	34.0%	37.5%	35.1%

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The components of income tax expense were as follows:

	2004	2003	2002

Federal current	$82,995	$58,020	$35,110
Federal deferred	(17,200)	(15,747)	9,024

Total federal	65,795	42,273	44,134
State current	7,065	7,167	3,770
State deferred	(2,508)	(1,356)	188

Total state	4,557	5,811	3,958
Foreign current	11,376	11,285	4,920
Foreign deferred	4	488	(79)

Total foreign	11,380	11,773	4,841

Income tax expense from continuing operations	$81,732	$59,857	$52,933

Federal current	$1,898	$25,038	$4,122
Federal deferred	271	(815)	(71)

Total federal	2,169	24,223	4,051
State current	110	1,792	189
State deferred	34	274	178

Total state	144	2,066	367

Income tax expense from discontinued operations	$2,313	$26,289	$4,418

Total income tax expense	$84,045	$86,146	$57,351

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2004 and 2003 was as follows:

	2004	2003

Federal tax net operating loss carryforwards	$2,354	$2,729
State tax net operating loss carryforwards	4,278	5,183
Excess of financial unearned premium over tax	27,238	19,401
Effect of loss reserve discounting and salvage and subrogation accrual for tax	21,341	16,231
Excess of financial accrued expenses over tax	19,228	8,529
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	—	546
Allowance for bad debts, not deductible for tax	7,925	6,308
Foreign branch net operating loss carryforwards	1,194	2,371
Valuation allowance	(17,533)	(17,613)

Total deferred tax assets	66,025	43,685
Unrealized gain on increase in value of securities available for sale (shareholders’ equity)	14,086	10,552
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	7,415	—
Amortizable goodwill for tax	13,012	11,603
Book basis in net assets of foreign subsidiaries in excess of tax	701	5,291
Property and equipment depreciation and other items	5,771	7,530

Total deferred tax liabilities	40,985	34,976

Net deferred tax asset	$25,040	$8,709

      Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired subsidiaries. The changes were as follows:

	2004	2003	2002

Balance at beginning of year	$17,613	$11,547	$10,435
Increase due to acquisitions	611	4,900	—
Other	(691)	1,166	1,112

Balance at end of year	$17,533	$17,613	$11,547

      At December 31, 2004, we have Federal and state tax net operating loss carryforwards of approximately $9.9 million and $61.5 million, respectively, which will expire in varying amounts through 2023. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. Approximately $3.8 million of Federal tax loss carryforwards relate to our foreign insurance companies and can only be used against future taxable income of those entities. We have recorded valuation allowances of $2.2 million against our Federal loss carryforwards, substantially all of which would reduce goodwill if the carryforwards are realized, and $2.9 million against our state loss carryforwards. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.

(7)	Segment and Geographic Data
      We have classified our activities into the following three operating business segments based on services provided: 1) insurance company, 2) agency and 3) other operations. See Note 1 for a description of the services provided by and the principal subsidiaries included in our insurance company and agency segments. Our other operations segment includes insurance-related investments that we make periodically. Corporate includes general corporate operations and those minor operations not included in a segment. Inter-segment revenue consists primarily of fee and commission income of our agency segment charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage of premium) approximates what is charged to unrelated parties for similar services.
      The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after all corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.
      In December 2003, we sold our retail brokerage subsidiary that was a significant portion of our former intermediary segment. Operationally, we combined our former underwriting agency and intermediary segments (excluding the former retail brokerage subsidiary, which is now shown as discontinued operations) in the first quarter of 2004 to form the agency segment. We have reflected this change in the presentation of our 2003 and 2002 segment information.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2004
Revenue:
Domestic	$883,886	$86,806	$13,020	$4,721	$988,433
Foreign	250,718	44,003	—	—	294,721
Inter-segment	553	95,475	—	—	96,028

Total segment revenue	$1,135,157	$226,284	$13,020	$4,721	1,379,182

Inter-segment eliminations					(96,028)

Consolidated total revenue					$1,283,154

Net earnings (loss):
Domestic	$82,591	$37,438	$7,871	$(2,323)	$125,577
Foreign	24,764	16,545	—	—	41,309

Total segment net earnings (loss)	$107,355	$53,983	$7,871	$(2,323)	166,886

Inter-segment eliminations					(7,865)
Earnings from discontinued operations, net of taxes					4,004

Consolidated net earnings					$163,025

Other items:
Net investment income	$59,073	$3,559	$1,236	$1,017	$64,885
Depreciation and amortization	4,568	9,729	531	1,311	16,139
Interest expense (benefit)	856	8,491	768	(1,741)	8,374
Capital expenditures	3,451	1,984	16	2,885	8,336
Income tax expense	50,364	31,621	2,964	2,276	87,225
Inter-segment eliminations					(5,493)

Consolidated income tax expense from continuing operations					$81,732

      For 2004, earnings before income taxes were $188.7 million for our domestic subsidiaries (including discontinued operations) and $58.4 million for our foreign subsidiaries and branches. During 2004, the insurance company segment recorded an after-tax loss of $21.5 million due to the hurricanes.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2003
Revenue:
Domestic	$606,469	$65,484	$11,725	$790	$684,468
Foreign	219,578	37,918	—	—	257,496
Inter-segment	—	96,869	—	—	96,869

Total segment revenue	$826,047	$200,271	$11,725	$790	1,038,833

Inter-segment eliminations					(96,869)

Consolidated total revenue					$941,964

Net earnings (loss):
Domestic	$56,534	$37,663	$6,014	$(5,428)	$94,783
Foreign	17,911	12,065	—	—	29,976

Total segment net earnings (loss)	$74,445	$49,728	$6,014	$(5,428)	124,759

Inter-segment eliminations					(17,882)
Earnings from discontinued operations, net of taxes					36,684

Consolidated net earnings					$143,561

Other items:
Net investment income*	$42,345	$3,796	$224	$970	$47,335
Depreciation and amortization*	3,271	6,283	664	2,435	12,653
Interest expense (benefit)	62	7,877	770	(1,256)	7,453
Capital expenditures*	2,618	2,997	—	16,047	21,662
Income tax expense	35,033	33,075	2,699	(73)	70,734
Inter-segment eliminations					(10,877)

Consolidated income tax expense from continuing operations					$59,857

*	Excludes immaterial amounts related to discontinued operations.
      For 2003, earnings before income taxes were $183.2 million for our domestic subsidiaries (including discontinued operations) and $46.5 million for our foreign subsidiaries and branches. During 2003, the insurance company segment recorded an after-tax loss of $18.7 million due to a commutation.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2002
Revenue:
Domestic	$478,279	$69,058	$4,874	$616	$552,827
Foreign	91,853	21,953	—	—	113,806
Inter-segment	—	42,493	—	—	42,493

Total segment revenue	$570,132	$133,504	$4,874	$616	709,126

Inter-segment eliminations					(42,493)

Consolidated total revenue					$666,633

Net earnings:
Domestic	$62,190	$23,113	$3,052	$2,922	$91,277
Foreign	6,040	4,466	—	—	10,506

Total segment net earnings	$68,230	$27,579	$3,052	$2,922	101,783

Inter-segment eliminations					(2,320)
Earnings from discontinued operations, net of taxes					6,365

Consolidated net earnings					$105,828

Other items:
Net investment income *	$33,587	$3,933	$41	$194	$37,755
Depreciation and amortization *	3,153	6,371	82	1,033	10,639
Interest expense (benefit)	(113)	10,342	—	(1,928)	8,301
Capital expenditures *	2,803	2,587	—	280	5,670
Income tax expense	33,074	18,313	1,566	1,368	54,321
Inter-segment eliminations					(1,388)

Consolidated income tax expense from continuing operations					$52,933

*	Excludes immaterial amounts related to discontinued operations.
      For 2002, earnings before income taxes were $144.4 million for our domestic subsidiaries (including discontinued operations) and $18.8 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The following tables present selected revenue items by line of business:

	2004	2003	2002

Group life, accident and health	$343,913	$290,009	$240,070
Diversified financial products	310,809	123,562	23,102
London market account	111,341	137,572	89,260
Aviation	127,248	97,536	100,960
Other specialty lines	69,089	12,443	—

	962,400	661,122	453,392
Discontinued lines	48,292	77,150	52,129

Net earned premium	$1,010,692	$738,272	$505,521

Property and casualty	$126,049	$85,244	$49,753
Life, accident and health	56,300	57,371	66,166

Fee and commission income	$182,349	$142,615	$115,919

      Assets by business segment and geographic location are shown in the following tables.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2004
Domestic	$3,263,509	$695,313	$109,642	$116,293	$4,184,757
Foreign	1,086,348	662,332	—	—	1,748,680

Total assets	$4,349,857	$1,357,645	$109,642	$116,293	$5,933,437

December 31, 2003
Domestic	$2,543,329	$820,443	$78,349	$94,983	$3,537,104
Foreign	744,280	593,822	—	—	1,338,102

Total assets	$3,287,609	$1,414,265	$78,349	$94,983	$4,875,206

(8)	Reinsurance
      In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although ceding for reinsurance purposes does not discharge the primary insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
catastrophic loss and diversify their business. The following table presents the effect of such reinsurance transactions on our premium and loss and loss adjustment expense.

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2004
Direct business	$1,674,075	$1,557,806	$966,163
Reinsurance assumed	301,078	302,496	322,992
Reinsurance ceded	(869,634)	(849,610)	(643,925)

Net amounts	$1,105,519	$1,010,692	$645,230

Year ended December 31, 2003
Direct business	$1,377,999	$1,189,356	$694,205
Reinsurance assumed	361,895	297,715	351,786
Reinsurance ceded	(874,392)	(748,799)	(557,339)

Net amounts	$865,502	$738,272	$488,652

Year ended December 31, 2002
Direct business	$904,737	$801,851	$504,815
Reinsurance assumed	254,512	229,287	99,437
Reinsurance ceded	(613,338)	(525,617)	(297,761)

Net amounts	$545,911	$505,521	$306,491

      Ceding commissions, which are netted with policy acquisition costs in the consolidated statements of earnings, were $113.5 million in 2004, $113.8 million in 2003 and $84.5 million in 2002.
      The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2004	2003

Reinsurance recoverable on paid losses	$89,508	$101,013
Reinsurance recoverable on outstanding losses	509,512	425,609
Reinsurance recoverable on incurred but not reported losses	520,404	404,479
Reserve for uncollectible reinsurance	(20,425)	(14,911)

Total reinsurance recoverables	$1,098,999	$916,190

      Our U.S. domiciled insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2004 and 2003.

	2004	2003

Payables to reinsurers	$350,514	$393,214
Letters of credit	265,152	195,329
Cash deposits	68,307	11,195

Total credits	$683,973	$599,738

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2004 and 2003.

	2004	2003

Loss and loss adjustment expense payable	$2,089,199	$1,535,288
Reinsurance recoverable on outstanding losses	(509,512)	(425,609)
Reinsurance recoverable on incurred but not reported losses	(520,404)	(404,479)

Net reserves	$1,059,283	$705,200

Unearned premium	$741,706	$592,311
Ceded unearned premium	(317,055)	(291,591)

Net unearned premium	$424,651	$300,720

Deferred policy acquisition costs	$139,199	$106,943
Deferred ceding commissions	(94,896)	(88,129)

Net deferred policy acquisition costs	$44,303	$18,814

      In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $25.0 million at December 31, 2004 and 2003. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2004
Hannover Rueckversicherungs AG	A	Germany	$66,961	$21,261	$45,700
Everest Reinsurance Company	A+	Delaware	55,443	12,139	43,304
Harco National Insurance Company	A-	Illinois	51,067	8,879	42,188
Lloyd’s Syndicate Number 2488	A-	United Kingdom	41,460	2,941	38,519
Lloyd’s Syndicate Number 0033	A-	United Kingdom	31,560	574	30,986
Lloyd’s Syndicate Number 1101	B-	United Kingdom	31,663	774	30,889
Lloyd’s Syndicate Number 1206	B-	United Kingdom	31,242	358	30,884
Odyssey America Reinsurance Corp.	A	Connecticut	29,551	2,637	26,914
Platinum Underwriters Reinsurance Co.	A	Maryland	36,658	10,669	25,989
December 31, 2003
Lloyd’s Syndicate Number 2488	A-	United Kingdom	$34,824	$6,631	$28,193
Arch Reinsurance Company	A-	Nebraska	36,481	8,345	28,136
Hannover Rueckversicherungs AG	A	Germany	44,095	17,159	26,936
Lloyd’s Syndicate Number 1206	C+	United Kingdom	26,567	18	26,549
Lloyd’s Syndicate Number 0033	A-	United Kingdom	26,346	271	26,075
Harco National Insurance Company	A-	Illinois	33,072	7,971	25,101

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual Lloyd’s syndicates are published by Moody’s Investors Services, Inc. Lloyd’s of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. Lloyd’s of London is rated “A” by A.M. Best Company, Inc.
      Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We are currently in negotiations with most of these parties but, if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At December 31, 2004, our insurance companies had $6.8 million, mostly in excess of one year old, that has not been paid to us under contracts subject to arbitration proceedings which we initiated. We estimate that there could be up to an additional $22.6 million of incurred losses and loss expenses and other balances due under the subject contracts.
      We have a reserve of $20.4 million at December 31, 2004 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.
      HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Life Reassurance Corporation of America (rated “A++” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $74.6 million and $77.5 million at December 31, 2004 and 2003, respectively.

(9)	Commitments and Contingencies

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
      A reinsurance broker subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. The claims in the proceedings are for unspecified damages, which are not presently quantifiable. Some of the other defendants in the various proceedings have settled the claims made by the plaintiffs for undisclosed sums. Although we believe we have meritorious defenses to the allegations, in January 2005, we entered into a settlement agreement with two of the insurance company plaintiffs and with a third insurance company that had threatened to institute legal proceedings against our subsidiary. The settlement agreements contain a release of all claims for an amount that has no impact on our consolidated results of operations or cash flows as the claims were covered by insurance. For the remaining proceedings, we believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
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
      Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
      We have received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. Published press reports indicate that numerous inquiries of this nature have been sent to insurance companies as part of industry-wide investigations. We intend to cooperate fully with such investigations and, based on the presently available information, do not expect any adverse results from such investigations.

Catastrophe Exposure
      We write business in areas exposed to catastrophic losses and have significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states (particularly Florida and Texas), the Caribbean and Mexico. We assess our overall exposures to a single catastrophic event and apply procedures, which we believe are more conservative than those typically used by the industry, to ascertain our probable maximum loss from any single event. We maintain reinsurance protection that we believe is sufficient to cover any foreseeable event.

Leases
      We lease administrative office facilities under long-term non-cancelable operating leases that expire at various dates through 2014. The agreements generally require us to pay rent, utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the terms of the leases, including free-rent periods. Rent expense under operating leases totaled to $9.3 million in 2004, $8.6 million in 2003 and $8.4 million in 2002.
      At December 31, 2004, future minimum annual rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

Years Ended December 31,	Amount Due

2005	$8,822
2006	7,563
2007	6,613
2008	5,455
2009	3,522
Thereafter	4,885

Total future minimum annual rental payments due	$36,860

Indemnification
      In conjunction with the sale of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
responsibilities to perform under the sales contract. Other indemnifications agree to reimburse the purchaser for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.
      If a claim has not been made, we have not recorded a liability related to these indemnifications since, at this time, we do not know of any circumstances that would create a claim. We cannot estimate the maximum potential amount covered by these indemnifications as the indemnifications cover many matters, operations and possibilities, the total exposure to which is not presently quantifiable.
      One indemnification was given by a company we acquired, before its acquisition, in connection with the sale of a subsidiary. This indemnification, which has no time limit or cap, covers certain net losses incurred on insurance contracts entered into before the sale date. The indemnification requires that we reimburse the purchaser after it pays covered claims to policyholders. We have a liability of $5.6 million recorded at December 31, 2004 to cover our anticipated payments under this indemnification.

Terrorist Exposure
      Under the Federal Terrorism Risk Insurance Act of 2002, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2005, our deductible is approximately $93.7 million. Thereafter, the Federal government would provide reimbursement for 90% of our covered losses up to the maximum amount set out in the Act. Currently, the Federal Terrorism Risk Insurance Act of 2002 expires on December 31, 2005. If it is not renewed, our current policies allow us to cancel the terrorism coverage in force at that time and we will no longer be required to offer the coverage.

(10)	Related Party Transactions
      We have strategic investments in a limited liability corporation and a related entity for which one of our Directors serves in management and advisory roles. The carrying value of these investments was $15.1 million at December 31, 2004 and $12.1 million at December 31, 2003. Income and realized gains (losses) from these investments totaled $0.5 million in 2004, $(0.6) million in 2003 and $(0.4) million in 2002. An entity that this Director is affiliated with serves as the investment manager for fixed income securities valued at $203.6 million at December 31, 2004. During 2004, we paid $0.1 million in investment management fees to this entity. We also have entered into an agreement with an entity owned by our Chairman and Chief Executive Officer, who is also a Director, pursuant to which we rent equipment for providing transportation services to our employees, our Directors and our clients. We provide our own employees to operate the equipment and pay all expenses related to its operation. We paid rentals of $1.0 million in 2004 and $1.2 million in 2003 and 2002 to this entity.
      At December 31, 2003 and during 2004, we held a beneficial ownership interest in Argonaut Group, Inc. which exceeded 10%. We sold 250,000 shares of Argonaut Group, Inc.’s common stock in 2004 and reduced our beneficial interest to 9.9%. We recorded gains, dividends and interest income, included in other operating income, of $3.2 million in 2004 and $2.5 million in 2003 from our investment in Argonaut Group, Inc.
      Beginning in 2003 and expiring in 2007, one of our subsidiaries provides reinsurance consulting advice to Argonaut Group, Inc. for an annual fee of $0.3 million. Effective January 1, 2003, Argonaut Insurance Company entered into two quota share reinsurance agreements with us under which we ceded a percentage

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
of our U.S. and international directors’ and officers’ business. We ceded written premium of $9.1 million in 2004 and $15.6 million in 2003. Beginning March 31, 2003, Colony Insurance Company, a subsidiary of Argonaut Group, Inc., entered into a quota share reinsurance agreement with one of our insurance companies, whereby we assume premium and losses on certain of Colony Insurance Company’s business. We assumed written premium of $61.5 million in 2004 and $32.3 million in 2003.
      At December 31, 2004 and 2003, we accrued $35.9 million and $48.9 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of our subsidiaries. These accruals represent amounts due under the terms of various acquisition agreements. We paid $41.0 million in 2004 and $15.2 million in 2003 related to such agreements.
      We own equity interests ranging from 20% to 32% in four companies for which we use the equity method of accounting. We recorded gross written premium from business originating at these entities of $18.6 million in 2004 and $2.1 million in 2003. During 2004, we also ceded written premium of $5.2 million to one of these companies under a quota share reinsurance agreement.

(11)	Shareholders’ Equity
      On November 29, 2004, we sold 3.0 million shares of our common stock in a public offering at a price of $33.25 per share. Net proceeds from the offering totaled $96.7 million after deducting the underwriting discount and offering expenses. We used $75.0 million of the proceeds to make a capital contribution to Houston Casualty Company and $17.0 million to pay down bank debt.
      At December 31, 2004, 10.0 million shares of our common stock were reserved for the exercise of options, of which 4.8 million shares were reserved for options previously granted and 5.2 million shares were reserved for future issuances. In addition, 0.8 million shares were reserved for the acquisition of United States Surety Company, which closed in February 2005.
      The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

		Unrealized		Accumulated
	Foreign	Investment		Other
	Currency	Gain		Comprehensive
	Translation	(Loss)	Other	Income

Balance at December 31, 2001	$(934)	$7,410	$24	$6,500
Net change for year	50	14,239	(24)	14,265

Balance at December 31, 2002	(884)	21,649	—	20,765
Net change for year	8,149	(2,305)	(483)	5,361

Balance at December 31, 2003	7,265	19,344	(483)	26,126
Net change for year	4,660	6,437	412	11,509

Balance at December 31, 2004	$11,925	$25,781	$(71)	$37,635

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct subsidiaries can pay in 2005 without special permission are as follows:

Maximum
Dividend

Houston Casualty Company	$60.4 million
Avemco Insurance Company	—
American Contractors Indemnity Company	4.0 million
      Avemco Insurance Company cannot pay a dividend in 2005 without special permission as a result of a special approved dividend it paid in 2004.

(12)	Stock Options
      Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options cannot be repriced under these plans.
      The following table details our stock option activity during the three years ended December 31, 2004.

	2004		2003		2002

		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding, beginning of year	5,527	$22.49	6,371	$20.99	3,305	$17.39
Granted at market value	696	30.40	475	24.42	4,116	22.45
Exercised	(996)	20.66	(1,259)	15.69	(831)	14.01
Forfeited and expired	(442)	23.88	(60)	21.52	(219)	19.84

Outstanding, end of year	4,785	$23.98	5,527	$22.49	6,371	$20.99

Exercisable, end of year	1,946	$22.89	1,871	$21.61	1,437	$17.81

      Options outstanding and exercisable at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable

		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

Under $20.50	1,246	3.9 years	$20.14	700	$19.97
$20.50 - $24.50	1,325	4.2 years	22.43	467	22.29
$24.51 - $27.00	1,245	4.1 years	25.03	594	25.12
Over $27.00	969	4.4 years	29.69	185	28.26

Total options	4,785	4.1 years	$23.98	1,946	$22.89

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(13)	Earnings Per Share
      The following table details the numerator and denominator used in the earnings per share calculations.

	2004	2003	2002

Net earnings	$163,025	$143,561	$105,828

Average common shares outstanding	64,838	63,279	62,173
Common shares contractually issuable in the future	—	—	52

Weighted average common shares outstanding	64,838	63,279	62,225
Dilutive effect of outstanding options (determined using treasury stock method)	1,046	1,105	712

Weighted average common shares and potential common shares outstanding	65,884	64,384	62,937

Anti-dilutive stock options not included in treasury stock method computation	4	204	1,105

      In the fourth quarter of 2004, the EITF issued EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings per Share, which specified when and how contingently convertible debt related to a market price trigger must be included in the diluted earnings per share calculation. We modified our 1.30% Convertible Notes and our 2.00% Convertible Exchange Notes before December 31, 2004, such that we must settle any conversion related to a market price trigger by paying cash for the principal amount of the debt and issuing our common stock for any premium in excess of the principal amount. In addition, we can settle only in cash any puts, calls, or conversion triggered by a change in control. In accordance with EITF Issue No. 04-8, only the shares associated with the conversion premium are included in our diluted earnings per share calculations using the treasury stock method, to the extent they are dilutive.
      Issue No. 04-8 requires that previously reported dilutive earnings per share amounts be restated to conform to the new requirements. Application of this requirement did not impact any of our previously reported earnings per share amounts, but it increased our previously reported weighted average common shares and potential common shares outstanding by immaterial amounts.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(14)	Liability for Unpaid Loss and Loss Adjustment Expense
      The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2004	2003	2002

Reserves for loss and loss adjustment expense payable at beginning of year	$1,535,288	$1,155,290	$1,130,748
Less reinsurance recoverables	830,088	697,972	817,651

Net reserves at beginning of year	705,200	457,318	313,097
Net reserve adjustments from acquisition and disposition of subsidiaries	11,647	5,587	79,558

Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	614,752	464,886	313,270
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	30,478	23,766	(6,779)

Incurred loss and loss adjustment expense	645,230	488,652	306,491

Loss and loss adjustment expense payments for claims occurring during:
Current year	161,117	110,528	115,809
Prior years	141,677	135,829	126,019

Loss and loss adjustment expense payments	302,794	246,357	241,828

Net reserves at end of year	1,059,283	705,200	457,318
Plus reinsurance recoverables	1,029,916	830,088	697,972

Reserves for loss and loss adjustment expense at end of year	$2,089,199	$1,535,288	$1,155,290

      During 2004 and 2003, we had net loss and loss adjustment expense deficiencies of $30.5 million and $23.8 million, respectively, relating to prior year losses, compared to a redundancy of $6.8 million in 2002. In 2004, as a result of adverse development in certain assumed accident and health business in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. The 2004 deficiency resulted primarily from losses and reserve strengthening of $27.3 million related to the accident and health business. The 2003 deficiency resulted from a commutation charge of $28.8 million, partially offset by a net redundancy of $5.0 million from all other sources. The 2002 redundancy resulted from a deficiency of $7.7 million due to a third quarter charge related to certain business included in discontinued lines, offset by a net redundancy of $14.5 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
      We have no material exposure to environmental pollution losses because Houston Casualty Company only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional (dumping) and

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

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
      Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2004	2003	2002

Statutory policyholders’ surplus	$844,851	$591,889	$523,807
Statutory net income	85,843	54,784	68,462
      The 2004 statutory net income was reduced $21.5 million due to the hurricanes; the 2003 statutory net income was reduced $18.7 million due to a commutation.
      Our statutory policyholders’ surplus includes statutory adjustments for reinsurance recoverables that, although required statutorily, have no effect on consolidated net earnings or shareholders’ equity in accordance with generally accepted accounting principles.
      The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16)	Supplemental Information
      Supplemental cash flow information was as follows:

	2004	2003	2002

Interest paid	$7,219	$6,174	$4,900
Income taxes paid	112,392	70,573	22,642
Dividends declared but not paid at year end	5,783	4,800	4,061
      The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(17)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

	2004	2003	2004	2003	2004	2003	2004	2003

Total revenue	$365,669	$257,839	$322,197	$246,313	$317,270	$237,868	$278,018	$199,944

Net earnings	$56,239	$50,460	$15,803	$36,366	$46,415	$32,968	$44,568	$23,767

Basic earnings per share data:
Earnings per share	$0.85	$0.79	$0.24	$0.57	$0.72	$0.52	$0.69	$0.38

Weighted average shares outstanding	65,866	63,875	64,679	63,717	64,538	62,867	64,249	62,637

Diluted earnings per share data:
Earnings per share	$0.84	$0.77	$0.24	$0.56	$0.71	$0.52	$0.68	$0.38

Weighted average shares outstanding	66,836	65,111	65,606	64,886	65,793	63,991	65,417	63,336

      During the third quarter of 2004, we recorded loss reserves of $55.0 million to cover projected losses from the hurricanes, which decreased net earnings by $35.7 million. During the fourth quarter of 2004, we reduced the hurricane reserves by $21.9 million based on our assessment of new and additional claim information. We also strengthened our reserves for discontinued lines. The net result of these reserve adjustments in the fourth quarter of 2004 was not material to net earnings in the quarter. During the fourth quarter of 2004, we expensed $8.4 million to cover estimated settlement costs related to pending litigation. During the fourth quarter of 2003, we recorded a $30.1 million after tax gain on sale of a subsidiary and an $18.7 million after tax loss due to a commutation.
      In accordance with EITF Issue No. 04-8, we restated our diluted weighted average shares outstanding in all periods prior to the fourth quarter of 2004. Application of this standard did not change our previously reported basic or diluted earnings per share.
      The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1
HCC INSURANCE HOLDINGS, INC.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

December 31, 2004

Column A	Column B	Column C	Column D

			Amount at
			Which Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

Fixed maturities:
Bonds — United States government and government agencies and authorities	$87,652	$88,126	$88,126
Bonds — states, municipalities and political subdivisions	285,508	291,332	291,332
Bonds — special revenue	441,929	450,018	450,018
Bonds — corporate	374,130	377,336	377,336
Asset-backed and mortgage-backed securities	248,449	248,703	248,703
Bonds — foreign	244,753	247,656	247,656

Total fixed maturities	1,682,421	$1,703,171	1,703,171

Equity securities:
Common stocks — banks, trusts and insurance companies	12,602	$13,172	13,172
Common stocks — industrial, miscellaneous and all other	2,834	2,979	2,979
Non-redeemable preferred stocks	1,033	1,038	1,038

Total equity securities	16,469	$17,189	17,189

Short-term investments	729,985		729,985
Other investments	17,668		18,146

Total investments	$2,446,543		$2,468,491

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,

	2004	2003

ASSETS
Fixed income securities, at market (cost: 2004 — $33,749)	$33,716	$—
Cash	2,242	602
Short-term investments	31,006	60,823
Investment in subsidiaries	1,389,582	1,098,192
Receivable from subsidiaries	—	28,141
Intercompany loans to subsidiaries for acquisitions	194,919	180,546
Other assets	11,867	3,827

Total assets	$1,663,332	$1,372,131

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$15,154	$—
Notes payable	297,442	297,451
Deferred Federal income tax	6,468	7,480
Accounts payable and accrued liabilities	20,603	20,280

Total liabilities	339,667	325,211
Total shareholders’ equity	1,323,665	1,046,920

Total liabilities and shareholders’ equity	$1,663,332	$1,372,131

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

Equity in earnings of subsidiaries	$166,038	$142,853	$108,833
Interest income from subsidiaries	6,531	6,827	7,277
Net investment income	994	953	171
Other income	—	2,481	10

Total revenue	173,563	153,114	116,291
Interest expense	6,733	6,296	7,880
Other operating expense	2,858	1,781	2,290

Total expense	9,591	8,077	10,170

Earnings before income tax provision	163,972	145,037	106,121
Income tax provision	947	1,476	293

Net earnings	$163,025	$143,561	$105,828

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	2004	2003	2002

Net earnings	$163,025	$143,561	$105,828
Other comprehensive income, net of tax:
Foreign currency translation adjustment	4,660	8,149	50
Investment gains (losses):
Gains during the year, net of income tax charge of $12	21	—	—
Consolidated subsidiaries’ investment gains (losses) during the year, net of income tax charge (benefit) of $6,079 in 2004, $(1,048) in 2003 and $8,040 in 2002	10,934	(1,962)	14,533
Less consolidated subsidiaries’ reclassification adjustment for gains included in net earnings, net of income tax charge of $2,433 in 2004, $184 in 2003 and $159 in 2002	(4,518)	(343)	(294)
Other, net of income tax charge (benefit) of $222 in 2004, $(260) in 2003 and $(13) in 2002	412	(483)	(24)

Other comprehensive income	11,509	5,361	14,265

Comprehensive income	$174,534	$148,922	$120,093

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net earnings	$163,025	$143,561	$105,828
Adjustment to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(134,242)	(120,953)	(74,864)
Depreciation and amortization expense	1,205	841	3,279
Increase in accrued interest receivable added to intercompany loan balances	(6,544)	(6,317)	(7,277)
Change in accounts payable and accrued liabilities	(660)	10,022	(2,663)
Tax benefit from exercise of stock options	3,743	4,320	4,030
Other, net	2,701	(19)	2,088

Cash provided by operating activities	29,228	31,455	30,421
Cash flows from investing activities:
Cash contributions to subsidiaries	(107,000)	(51,364)	(69,007)
Purchase of subsidiaries	(48,975)	(11,624)	(24,593)
Change in short-term investments	29,817	(55,986)	(3,340)
Cost of securities acquired	(33,679)	—	—
Change in receivable from subsidiaries	43,295	(14,008)	(1,379)
Intercompany loans to subsidiaries for acquisitions	(62,523)	(26,838)	(16,806)
Payments on intercompany loans to subsidiaries	54,694	54,674	31,964

Cash used by investing activities	(124,371)	(105,146)	(83,161)
Cash flows from financing activities:
Proceeds from note payable, net of costs	29,000	178,000	76,000
Payments on notes payable	(29,009)	(107,003)	(27,467)
Sale of common stock	116,776	20,279	11,207
Dividends paid	(19,984)	(17,039)	(15,663)

Cash provided by financing activities	96,783	74,237	44,077

Net change in cash	1,640	546	(8,663)
Cash at beginning of year	602	56	8,719

Cash at end of year	$2,242	$602	$56

See Notes to Condensed Financial Information.

HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2003 and 2002 condensed financial information have been reclassified to conform with the 2004 presentation. Such reclassifications had no effect on shareholders’ equity, net earnings or cash flows.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2004, the interest rate on intercompany loans was 6.0%.

(3)	Other income for 2003 includes a one-time foreign currency transaction gain of $1.3 million in settlement of an advance to an unaffiliated entity and income from our strategic investment in Argonaut Group, Inc.

SCHEDULE 3
HCC INSURANCE HOLDINGS, INC.
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K

		(1)	(1)		(2)			(3)
	December 31,			Years Ended December 31,

	Deferred	Future Policy				Benefits, Claims,
	Policy	Benefits, Losses,			Net	Losses and	Amortization of	Other
	Acquisition	Claims and	Unearned	Premium	Investment	Settlement	Deferred Policy	Operating	Premium
Segments	Costs	Loss Expenses	Premiums	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

2004
Insurance Company	$44,303	$2,163,826	$741,706	$1,010,692	$59,073	$645,230	$224,323	$67,138	$1,105,519
Agency					3,559			90,617
Other Operations					1,236			1,416
Corporate					1,017			5,303

Total	$44,303	$2,163,826	$741,706	$1,010,692	$64,885	$645,230	$224,323	$164,474	$1,105,519

2003
Insurance Company	$18,814	$1,612,836	$592,311	$738,272	$42,345	$488,652	$138,212	$55,432	$865,502
Agency					3,796			75,691
Other Operations					224			2,242
Corporate					970			7,548

Total	$18,814	$1,612,836	$592,311	$738,272	$47,335	$488,652	$138,212	$140,913	$865,502

2002
Insurance Company	$18,883	$1,234,241	$331,050	$505,521	$33,587	$306,491	$99,521	$40,008	$545,911
Agency					3,933			62,092
Other Operations					41			256
Corporate					194			(2,432)

Total	$18,883	$1,234,241	$331,050	$505,521	$37,755	$306,491	$99,521	$99,924	$545,911

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations and amortization of goodwill have been charged or credited to the individual segments.
Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4
HCC INSURANCE HOLDINGS, INC.
REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

			Assumed from		Percent of
		Ceded to Other	Other		Amount
	Direct Amount	Companies	Companies	Net Amount	Assumed to Net

Year ended December 31, 2004

Life insurance in force	$1,498,559	$435,808	$—	$1,062,751	—%

Earned premium:
Property and liability insurance	$968,444	$615,780	$274,124	$626,788	44%
Accident and health insurance	589,362	233,830	28,372	383,904	7%

Total	$1,557,806	$849,610	$302,496	$1,010,692	30%

Year ended December 31, 2003

Life insurance in force	$1,443,611	$481,870	$—	$961,741	—%

Earned premium:
Property and liability insurance	$651,893	$454,294	$205,165	$402,764	51%
Accident and health insurance	537,463	294,505	92,550	335,508	28%

Total	$1,189,356	$748,799	$297,715	$738,272	40%

Year ended December 31, 2002

Life insurance in force	$1,021,600	$529,874	$—	$491,726	—%

Earned premium:
Property and liability insurance	$293,614	$222,906	$133,736	$204,444	65%
Accident and health insurance	508,237	302,711	95,551	301,077	32%

Total	$801,851	$525,617	$229,287	$505,521	45%

SCHEDULE 5
HCC INSURANCE HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2004	2003	2002

Reserve for uncollectible reinsurance:
Balance at beginning of year	$14,991	$7,142	$5,176
Provision charged to expense	6,616	7,671	5,530
Amounts (written off) recovered	(1,182)	178	(3,564)

Balance at end of year	$20,425	$14,991	$7,142

Allowance for doubtful accounts:
Balance at beginning of year	$2,549	$2,279	$2,779
Acquisitions of subsidiaries	—	13	455
Provision charged to expense	546	167	487
Amounts (written off) recovered	(115)	90	(1,442)

Balance at end of year	$2,980	$2,549	$2,279

INDEX TO EXHIBITS
      (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

Exhibit
Number

A 3.1	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B 3.2	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
A 4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C 10.1	—	Loan Agreement ($200,000,000 Revolving Loan Facility) dated at November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.
F 10.2	—	HCC Insurance Holdings, Inc. 1994 Nonemployee Director Stock Option Plan.
G 10.3	—	HCC Insurance Holdings, Inc. 1992 Incentive Stock Option Plan, as amended and restated.
G 10.4	—	HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.
G 10.5	—	HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.
G 10.6	—	HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.
H 10.7	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
E 10.8	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
10.9	—	Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.
I 10.10	—	HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.
E 10.11	—	Employment Agreement effective at January 10, 2002, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
E 10.12	—	Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.
D 10.13	—	Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
E 10.14	—	Employment Agreement effective at January 1, 2003 between HCC Insurance Holdings, Inc. and Christopher L. Martin.
J 10.15	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
10.16	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
K 10.17	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
K 10.18	—	First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.
L 10.19	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
M 10.19	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
10.20	—	Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.
12	—	Statement Regarding Computation of Ratios.

Exhibit
Number

14	—	Form of HCC Insurance Holdings, Inc. Code of Ethics Statement by Chief Executive Officer and Senior Financial Officers.
21	—	Subsidiaries of HCC Insurance Holdings, Inc.
23	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated March 15, 2005.
24	—	Powers of Attorney.
31.1	—	Certification by Chief Executive Officer.
31.2	—	Certification by Chief Financial Officer.
32.1	—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed December 1, 2004.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2001.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2002.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 33-94472) filed July 11, 1995.

G	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 1999.

H	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the fiscal year ended December 31, 2003.

J	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.