Form 10-Q
period 2005-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2005-05-10
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number	001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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

Yes   ☒            No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes   ☒            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

On April 29, 2005, there were approximately 69.8 million shares of common stock, $1.00 par value issued and outstanding.

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

Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the occurrence of additional terrorist activities;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due and our ability to obtain adequate reinsurance;

•	catastrophic losses, including hurricanes, windstorms, earthquakes, hailstorms, explosions, severe winter weather, fires and man-made events;

•	state, federal and foreign regulations can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates, and foreign exchange rate volatility can have a significant impact on the market value of fixed maturity investments as well as the carrying value of other assets and liabilities;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in our assigned financial strength ratings;

•	our ability to receive dividends from our insurance company subsidiaries to meet our cash flow, debt, dividend and other corporate expense obligations;

•	our ability to effectively integrate acquired operations and to continue to expand our business through the acquisition of insurance industry related companies;

•	our ability to maintain adequate internal controls and procedures; and

•	the effects of state and other regulatory investigations into the practices and procedures of the insurance industry.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(unaudited, in thousands, except per share data)

	March 31, 2005	December 31, 2004
ASSETS

Investments:
Fixed income securities, at market (cost: 2005 - $1,904,630; 2004 - $1,682,421)	$1,905,297	$1,703,171
Short-term investments, at cost, which approximates market	587,151	729,985
Other investments, at market (cost: 2005 - $58,646; 2004 - $34,137)	61,795	35,335

Total investments	2,554,243	2,468,491
Cash	70,077	69,933
Restricted cash and cash investments	192,083	188,510
Premium, claims and other receivables	1,028,903	923,638
Reinsurance recoverables	1,099,439	1,098,999
Ceded unearned premium	264,755	317,055
Ceded life and annuity benefits	75,136	74,627
Deferred policy acquisition costs	135,514	139,199
Goodwill	455,999	444,031
Other assets	222,987	208,954

Total assets	$6,099,136	$5,933,437

LIABILITIES

Loss and loss adjustment expense payable	$2,142,284	$2,089,199
Life and annuity policy benefits	75,136	74,627
Reinsurance balances payable	199,933	228,998
Unearned premium	727,866	741,706
Deferred ceding commissions	81,323	94,896
Premium and claims payable	888,074	795,576
Notes payable	311,142	311,277
Accounts payable and accrued liabilities	270,495	273,493

Total liabilities	4,696,253	4,609,772

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2005 – 69,797; 2004 – 68,038)	69,797	68,038
Additional paid-in capital	610,463	566,776
Retained earnings	702,601	651,216
Accumulated other comprehensive income	20,022	37,635

Total shareholders’ equity	1,402,883	1,323,665

Total liabilities and shareholders’ equity	$6,099,136	$5,933,437

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Earnings

(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2005	2004
REVENUE

Net earned premium	$320,117	$217,063
Fee and commission income	33,076	43,843
Net investment income	22,341	14,435
Net realized investment gain (loss)	(3)	518
Other operating income	4,147	2,159

Total revenue	379,678	278,018

EXPENSE

Loss and loss adjustment expense, net	186,063	125,864
Operating expense:
Policy acquisition costs, net	59,357	44,764
Compensation expense	27,006	21,561
Other operating expense	18,943	15,086

Total operating expense	105,306	81,411
Interest expense	1,808	2,212

Total expense	293,177	209,487

Earnings from continuing operations before income tax expense	86,501	68,531
Income tax expense from continuing operations	29,183	23,729

Earnings from continuing operations	57,318	44,802
Loss from discontinued operations, net of income tax benefit of $146	—	(234)

Net earnings	$57,318	$44,568

Basic earnings per share data:
Earnings from continuing operations	$0.83	$0.70
Loss from discontinued operations	—	(0.01)

Net earnings	$0.83	$0.69

Weighted average shares outstanding	68,827	64,249

Diluted earnings per share data:
Earnings from continuing operations	$0.81	$0.68
Earnings from discontinued operations	—	—

Net earnings	$0.81	$0.68

Weighted average shares outstanding	70,489	65,417

Cash dividends declared, per share	$0.085	$0.075

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three months ended March 31, 2005

(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2004	$68,038	$566,776	$651,216	$37,635	$1,323,665

Net earnings	—	—	57,318	—	57,318
Other comprehensive income (loss)	—	—	—	(17,613)	(17,613)

Comprehensive income					39,705

Issuance of 965 shares for exercise of options, including tax benefit of $4,908	965	25,030	—	—	25,995
Issuance of 794 shares for purchased company	794	18,657	—	—	19,451
Cash dividends declared, $0.085 per share	—	—	(5,933)	—	(5,933)

Balance at March 31, 2005	$69,797	$610,463	$702,601	$20,022	$1,402,883

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings	$57,318	$44,568
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(123,893)	(108,556)
Change in reinsurance recoverables	251	(43,618)
Change in ceded unearned premium	52,300	(8,366)
Change in loss and loss adjustment expense payable	49,939	93,623
Change in reinsurance balances payable	(29,842)	37
Change in unearned premium	(16,842)	27,632
Change in premium and claims payable, net of restricted cash	88,925	103,013
Change in trading portfolio	(41,328)	(7,762)
Depreciation and amortization expense	3,710	3,390
Other, net	(6,629)	(3,096)

Cash provided by operating activities	33,909	100,865

Cash flows from investing activities:
Sales of fixed income securities	55,681	103,092
Maturity or call of fixed income securities	32,250	33,116
Cost of securities acquired	(277,000)	(213,354)
Change in short-term investments	145,025	(59,045)
Payment for purchase of subsidiary, net of cash received	—	(43,307)
Other, net	(1,118)	2,566

Cash used by investing activities	(45,162)	(176,932)

Cash flows from financing activities:
Sale of common stock	21,087	9,924
Payments on notes payable	(93)	(91)
Dividends paid	(5,783)	(4,800)
Other	(3,814)	—

Cash provided by financing activities	11,397	5,033

Net increase (decrease) in cash	144	(71,034)

Cash at beginning of period	69,933	96,416

Cash at end of period	$70,077	$25,382

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data)

(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (“we,” “us” and “our”) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated agents and brokers. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions, employment practices liability and surety); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments which, in our opinion, are necessary for a fair presentation of the results of the interim periods. All adjustments made to the interim periods are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements for periods reported herein should be read in conjunction with the annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet as of December 31, 2004 was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

Management must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. Certain amounts in our 2004 condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

See Note (2) for discussion of our 2005 acquisition. During 2004, we completed several acquisitions. The results of operations of these entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2004 do not contain any operations of the entity acquired in 2005 or of the entities acquired in 2004 prior to their acquisition dates.

Income Tax

For the three months ended March 31, 2005 and 2004, the income tax provision was calculated based on an estimated effective tax rate for each of the fiscal years. The difference between our effective tax rate and the United States federal statutory rate is primarily the result of tax exempt municipal bond interest and state income taxes.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

Stock Options

We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options have been granted at fixed exercise prices at the market price of our common stock on the grant date. Thus, no stock-based employee compensation expense is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates the effects on net earnings and earnings per share if we had used the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

	Three months ended March 31,
	2005	2004
Reported net earnings	$57,318	$44,568
Stock-based compensation using the fair value method, net of income taxes	(1,277)	(1,220)

Pro forma net earnings	$56,041	$43,348

Reported basic earnings per share	$0.83	$0.69
Fair value stock-based compensation	(0.02)	(0.02)

Pro forma basic earnings per share	$0.81	$0.67

Reported diluted earnings per share	$0.81	$0.68
Fair value stock-based compensation	(0.02)	(0.02)

Pro forma diluted earnings per share	$0.79	$0.66

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations above, compensation costs related to nonvested awards approximated $18.5 million at March 31, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 78% will be recognized through 2007.

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

(2)	ACQUISITION

On February 25, 2005, we issued 0.8 million shares of our common stock to acquire all of the shares of USSC Holdings, Inc., the parent company of United States Surety Company, a Maryland-domiciled company specializing in contract bonding for small and medium sized contractors. United States Surety Company’s results are reported in our insurance company segment. This business combination was recorded using the purchase method of accounting. The results of operations of United States Surety Company were included in our condensed consolidated financial statements beginning on the effective date of the transaction. The consideration paid and the inclusion of United States Surety Company’s financial information in our condensed consolidated financial statements are not material to our consolidated financial position, results of operations or cash flows. The approximate fair values of assets acquired and liabilities assumed were $29.8 million and $10.3 million, respectively. Goodwill resulting from this acquisition approximated $12.8 million at March 31, 2005 and will not be deductible for United States federal income tax purposes. We are still in the process of valuing certain agreements to complete the purchase price allocation.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended March 31, 2005

Direct business	$398,281	$412,095	$221,534
Reinsurance assumed	76,838	72,580	48,506
Reinsurance ceded	(117,767)	(164,558)	(83,977)

Net amounts	$357,352	$320,117	$186,063

Three months ended March 31, 2004

Direct business	$371,961	$358,079	$211,108
Reinsurance assumed	87,620	74,226	57,989
Reinsurance ceded	(223,626)	(215,242)	(143,233)

Net amounts	$235,955	$217,063	$125,864

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31, 2005	December 31, 2004
Reinsurance recoverable on paid losses	$104,424	$89,508
Reinsurance recoverable on outstanding losses	486,094	509,512
Reinsurance recoverable on incurred but not reported losses	529,606	520,404
Reserve for uncollectible reinsurance	(20,685)	(20,425)

Total reinsurance recoverables	$1,099,439	$1,098,999

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

	March 31, 2005	December 31, 2004
Payables to reinsurers	$352,098	$350,514
Letters of credit	223,244	265,152
Cash deposits	69,277	68,307

Total credits	$644,619	$683,973

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31, 2005	December 31, 2004
Loss and loss adjustment expense payable	$2,142,284	$2,089,199
Reinsurance recoverable on outstanding losses	(486,094)	(509,512)
Reinsurance recoverable on incurred but not reported losses	(529,606)	(520,404)

Net reserves	$1,126,584	$1,059,283

Unearned premium	$727,866	$741,706
Ceded unearned premium	(264,755)	(317,055)

Net unearned premium	$463,111	$424,651

Deferred policy acquisition costs	$135,514	$139,199
Deferred ceding commissions	(81,323)	(94,896)

Net deferred policy acquisition costs	$54,191	$44,303

Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. We are currently in negotiations with most of these parties but, if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At March 31, 2005, our insurance companies had $10.2 million, mostly in excess of one year old, that has not been paid to us under contracts subject to arbitration proceedings which we initiated. We estimate that there could be up to an additional $22.0 million of incurred losses and loss expenses and other balances due under the subject contracts.

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

We have a reserve of $20.7 million at March 31, 2005 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Three months ended March 31,
	2005	2004
Net earnings	$57,318	$44,568

Weighted average common shares outstanding	68,827	64,249
Dilutive effect of outstanding options (determined using the treasury stock method)	1,059	1,167
Dilutive effect of convertible debt (determined using the treasury stock method)	603	1

Weighted average common shares and potential common shares outstanding	70,489	65,417

Anti-dilutive stock options not included in treasury stock method computation	17	—

(5)	SEGMENT AND GEOGRAPHIC INFORMATION

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after all corporate expense allocations, including interest expense on debt incurred for the purchase of subsidiaries. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. Effective January 1, 2005, we consolidated our largest underwriting agency (agency segment) into our life insurance company (insurance company segment).

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2005

Revenue:
Domestic	$284,643	$12,762	$1,906	$579	$299,890
Foreign	68,837	10,951	—	—	79,788
Inter-segment	96	21,529	—	—	21,625

Total segment revenue	$353,576	$45,242	$1,906	$579	401,303

Inter-segment eliminations					(21,625)

Consolidated total revenue					$379,678

Net earnings (loss):
Domestic	$36,817	$7,044	$1,091	$(3,391)	$41,561
Foreign	11,647	1,973	—	—	13,620

Total segment net earnings (loss)	$48,464	$9,017	$1,091	$(3,391)	55,181

Inter-segment eliminations					2,137

Consolidated net earnings					$57,318

Other items:
Net investment income	$20,076	$1,356	$539	$370	$22,341
Depreciation and amortization	1,207	1,925	126	452	3,710
Interest expense (benefit)	61	2,030	189	(472)	1,808
Capital expenditures	598	590	—	402	1,590

Income tax expense	21,161	6,010	224	477	27,872
Inter-segment eliminations					1,311

Consolidated income tax expense from continuing operations					$29,183

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2004

Revenue:
Domestic	$189,901	$18,987	$2,154	$398	$211,440
Foreign	53,796	12,782	—	—	66,578
Inter-segment	—	21,696	—	—	21,696

Total segment revenue	$243,697	$53,465	$2,154	$398	299,714

Inter-segment eliminations					(21,696)

Consolidated total revenue					$278,018

Net earnings (loss):
Domestic	$24,630	$6,896	$1,193	$(731)	$31,988
Foreign	8,890	5,191	—	—	14,081

Total segment net earnings (loss)	$33,520	$12,087	$1,193	$(731)	46,069

Inter-segment eliminations					(1,267)
Loss from discontinued operations, net of taxes					(234)

Consolidated net earnings					$44,568

Other items:
Net investment income	$13,353	$840	$89	$153	$14,435
Depreciation and amortization	811	2,435	126	18	3,390
Interest expense (benefit)	348	2,040	190	(366)	2,212
Capital expenditures	853	131	4	641	1,629

Income tax expense	15,722	8,200	418	617	24,957
Inter-segment eliminations					(1,228)

Consolidated income tax expense from continuing operations					$23,729

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2005	2004
Diversified financial products	$106,851	$56,399
Group life, accident and health	128,945	79,389
Aviation	33,817	24,269
London market account	26,711	26,114
Other specialty lines	20,976	12,571

	317,300	198,742
Discontinued lines	2,817	18,321

Net earned premium	$320,117	$217,063

Property and casualty	$27,519	$30,851
Accident and health	5,557	12,992

Fee and commission income	$33,076	$43,843

(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Three months ended March 31,
	2005	2004
Interest paid	$2,106	$3,270
Income taxes paid	13,886	31,558
Comprehensive income	39,705	49,581
Ceding commissions netted with policy acquisition costs	30,700	29,892

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

(7)	COMMITMENTS AND CONTINGENCIES

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

A reinsurance broker subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. The claims in the proceedings are for unspecified damages, which are not presently quantifiable. Some of the other defendants in the various proceedings have settled the claims made by the plaintiffs for undisclosed sums. Although we believe we have meritorious defenses to the allegations, in January 2005, we entered into a settlement agreement with two of the insurance company plaintiffs and with a third insurance company that had threatened to institute legal proceedings against our subsidiary. The settlement agreements contained a release of all claims for an amount that had no impact on our consolidated results of operations or cash flows as the claims were covered by insurance. For the remaining proceedings, we believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings.

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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data, continued)

Indemnification

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contract. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.

If a claim has not been made, we have not recorded a liability related to these indemnifications since, at this time, we do not know of any circumstances that would create a claim. We cannot estimate the maximum potential amount covered by these indemnifications as the indemnifications cover many matters, operations and possibilities, the total exposure to which is not presently quantifiable.

One indemnification was given by a company we acquired, prior to our ownership, in connection with the sale of a subsidiary. This indemnification, which has no time limit or cap, covers certain net losses incurred on insurance contracts entered into before the sale date. The indemnification requires that we reimburse the purchaser after it pays covered claims to policyholders. We have a liability of $3.2 million recorded at March 31, 2005 to cover our anticipated payments under this indemnification.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We primarily receive our revenue from earned premium derived from our insurance company operations, fee and commission income generated by our agency operations, ceding commissions in excess of policy acquisition costs earned by our insurance company operations, and investment income earned by all of our operations. Our core underwriting activities involve providing insurance products in the diversified financial products, group life, accident and health, aviation, London market account and other specialty lines of business, each of which is marketed by our insurance companies and agencies either through a network of independent agents and brokers or directly to customers.

During the past several years, we have substantially increased our shareholders’ equity through retaining our earnings, other than dividends to shareholders, and through the issuance of our common stock, thereby enabling us to increase the underwriting capacity of our insurance companies and make acquisitions. With this additional equity, we increased underwriting activity across many of our businesses, adding new lines of business and emphasizing lines of business and individual opportunities with the most favorable underwriting characteristics at a particular point in the insurance cycle. As an insurer, we also purchase reinsurance for many of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for our individual lines of business based on market conditions and the level of risk we wish to retain.

After a three year period when premium rates rose substantially, particularly in our diversified financial product line of business, premium rates in several of our lines of business have softened in 2004 and 2005, although the rate decreases have been more gradual than the prior increases so that our underwriting activities remain very profitable. During the past several years, we have expanded our underwriting activities and increased our retentions in response to these market conditions. During 2005, we have again increased our retentions on most of our lines of business. We expect these increased retentions to increase our net written and earned premiums and to contribute additional underwriting profits to our net earnings.

We acquired USSC Holdings, Inc. and its subsidiary, United States Surety Company, in 2005 and several other entities in 2004. The results of operations of these companies are included in our condensed consolidated financial statements beginning on the effective date of each acquisition.

The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, and ratios.

Results of Operations

Net earnings increased 29% to $57.3 million, and net earnings per diluted share increased 19% to $0.81 in 2005 from $44.6 million, and $0.68 per diluted share, in 2004. Improved underwriting profits and growth in net investment income contributed to the increase in 2005 net earnings.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2005	2004
Net earned premium	84.3%	78.1%
Fee and commission income	8.7	15.7
Net investment income	5.9	5.2
Net realized investment gain (loss)	—	0.2
Other operating income	1.1	0.8

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	49.0	45.3
Total operating expense	27.7	29.3
Interest expense	0.5	0.8

Earnings from continuing operations before income tax expense	22.8	24.6
Income tax expense	7.7	8.5

Earnings from continuing operations	15.1%	16.1%

Total revenue increased 37% to $379.7 million in 2005, driven by significant growth in net earned premium in our two largest lines, diversified financial products and group life, accident and health. Approximately 11% of the increase in 2005 revenue was due to the acquisition of subsidiaries and startup of new operations. We expect total revenue to continue to grow throughout 2005.

Gross written premium, net written premium and net earned premium are detailed below. We have experienced increases in premium due to increased retentions, organic growth of our diversified financial products line of business, and acquisitions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2005	2004
Gross written premium	$475,119	$459,581
Net written premium	357,352	235,955
Net earned premium	320,117	217,063

The table below shows the source of our fee and commission income.

	Three months ended March 31,
	2005	2004
Agencies	$22,469	$31,094
Insurance companies	10,607	12,749

Fee and commission income	$33,076	$43,843

Fee and commission income decreased to $33.1 million in 2005, as expected, as we have decreased the level of ceded insurance by our insurance company subsidiaries in certain lines of business. These reductions reduced the revenue from our reinsurance brokers and the ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company. The higher levels of retentions resulted in increased underwriting revenue in our insurance company subsidiaries.

The sources of net investment income are detailed below.

	Three months ended March 31,
	2005	2004
Fixed income securities	$17,506	$12,795
Short-term investments	4,193	1,980
Other investments	1,767	129

Total investment income	23,466	14,904
Investment expense	(1,125)	(469)

Net investment income	$22,341	$14,435

Net investment income increased 55% to $22.3 million in 2005. This increase was due to higher investment assets, which increased to $2.6 billion at March 31, 2005 compared to $1.9 billion at March 31, 2004, and an increase in yield. The growth in investment assets resulted from significant cash flow from operations, our public offering of stock in the fourth quarter of 2004, commutations of reinsurance recoverables and the expansion of our diversified financial products line of business, which has a longer time period between reporting and payment of claims. During the past year, we shifted some funds from short-term investments to higher yielding fixed income securities and increased the mix of tax exempt municipal bonds in our portfolio. We expect investment assets to continue to increase during 2005, consistent with the expected growth in revenue. If market interest rates continue to rise, investment income will accelerate since short-term investments and current maturities from our long-term portfolio, as well as operating cash flow and investment income, could be invested at higher rates.

During the first quarter of 2005, our unrealized gain on fixed income securities was reduced to $0.7 million from $20.7 million at the end of 2004, due to rising market interest rates. During April 2005, we recovered $7.7 million of the unrealized gains. The amounts, less the related income tax effects, are recorded in other comprehensive income.

Information about our portfolio of fixed income securities was as follows:

	Three months ended March 31,
	2005	2004
Average yield	3.92%	4.08%
Average tax equivalent yield	4.82%	4.76%
Weighted average maturity	7.4 years	4.8 years
Weighted average duration	4.8 years	4.0 years

Other operating income increased in 2005 compared to the prior year, primarily from income related to two mortgage impairment insurance policies, which are written as insurance polices but treated for accounting purposes as derivative financial instruments. Period to period comparisons in this category may vary substantially depending on other operating investments or dispositions of such investments.

Compensation expense increased 25% in 2005, primarily due to increased incentive compensation related to increased profitability and to subsidiaries acquired or formed in 2004 and 2005. Our number of employees declined slightly from March 31, 2004.

Other operating expense increased $3.9 million in 2005. The increase was principally due to the operations of subsidiaries acquired or formed in 2004 and 2005, as well as higher accounting fees and litigation expense.

Our effective income tax rate on earnings from continuing operations was 33.7% for 2005, compared to 34.6% for 2004. The effective tax rate decreased primarily because our tax exempt interest income increased as a percentage of our pre-tax income.

At March 31, 2005, book value per share was $20.10, up from $19.45 at December 31, 2004. Total assets were $6.1 billion and shareholders’ equity was $1.4 billion, up from $5.9 billion and $1.3 billion, respectively, at December 31, 2004.

Segments

Insurance Company Segment

Net earnings of our insurance company segment increased 45% to $48.5 million in 2005 compared to $33.5 million in 2004. Increased retentions, which resulted in higher earned premium, and increased investment income contributed to the growth in segment net earnings. Effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company, which will reduce fee and commission income of our agency segment but increase the underwriting profitability of our insurance company segment. We expect net earnings from our insurance companies to continue to grow during 2005.

The following table details premium amounts and their percentages of gross written premium.

	Three months ended March 31,
	2005		2004
	Amount	%	Amount	%
Direct	$398,281	84%	$371,961	81%
Reinsurance assumed	76,838	16	87,620	19

Gross written premium	475,119	100	459,581	100
Reinsurance ceded	(117,767)	(25)	(223,626)	(49)

Net written premium	357,352	75	235,955	51
Change in unearned premium	(37,235)	(8)	(18,892)	(4)

Net earned premium	$320,117	67%	$217,063	47%

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Three months ended March 31, 2005

Diversified financial products	$199,072	$145,997	73%	$106,851
Group life, accident and health	150,082	129,449	86	128,945
Aviation	49,102	32,126	65	33,817
London market account	43,196	28,912	67	26,711
Other specialty lines	35,072	20,627	59	20,976

	476,524	357,111	75	317,300
Discontinued lines	(1,405)	241	nm	2,817

Totals	$475,119	$357,352	75%	$320,117

Three months ended March 31, 2004

Diversified financial products	$170,866	$71,508	42%	$56,399
Group life, accident and health	146,654	77,967	53	79,389
Aviation	43,133	20,950	49	24,269
London market account	56,700	32,717	58	26,114
Other specialty lines	31,020	18,905	61	12,571

	448,373	222,047	50	198,742
Discontinued lines	11,208	13,908	nm	18,321

Totals	$459,581	$235,955	51%	$217,063

     nm — Not meaningful comparison

Gross written premium increased 3% to $475.1 million in 2005. We expect reduced or no gross premium growth for the remainder of 2005 while we maintain our underwriting discipline if rates continue to soften and if competition increases. Net written premium increased 51% to $357.4 million and net earned premium increased 47% to $320.1 million. These increases were due to higher retention levels on most non-catastrophe business as underwriting profitability remained consistent. Net written premium is expected to continue to increase for the remainder of 2005, for the same reason. The overall percentage of retained risk increased to 75% in 2005 from 51% in 2004. We consider our overall market to be relatively stable and, as long as our margins remain above an acceptable level, we will continue to retain more of the risk. We are very disciplined underwriters and will not hesitate to reduce our net writings if market conditions deteriorate below our projected profitability targets.

The changes in premium volume and retention levels between years resulted principally from the following factors:

•	The largest gross and net premium growth was in our diversified financial products line of business. We experienced growth in our professional indemnity and surety business due to organic growth and acquisitions. Our directors’ and officers’ liability premium declined in 2005 due to our underwriting discipline following increased competition and premium rate reductions. Our growth in net written premium was due to increased retentions resulting from a reduction of proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	While competition continues to result in some premium rate reductions in our group life, accident and health and aviation lines of business, profit margins remain at acceptable levels and, therefore, we increased our retentions in 2005.

•	We reduced our London market account premium writings due to more selective underwriting in response to reduced premium rates from increased competition. Risk retention in this line of business usually is lower than most of our other active lines of business, due to the high level of catastrophe exposure. Retained premium is higher because protection is predominantly purchased on an excess of loss basis and not using proportional reinsurance.

•	Written premium in our other specialty lines of business increased incrementally between periods.

The table below shows the composition of net incurred loss and loss adjustment expense.

	Three months ended March 31,
	2005		2004
		Loss		Loss
	Amount	ratio	Amount	ratio
Deficiency / (redundancy)	$1,591	0.5%	$2,153	1.0%
All other net incurred loss and loss adjustment expense	184,472	57.6	123,711	57.0

Net incurred loss and loss and loss adjustment expense	$186,063	58.1%	$125,864	58.0%

Our net loss and loss adjustment deficiency was $1.6 million in 2005 compared to $2.2 million in 2004. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our gross loss ratio was 55.7% in 2005 and 62.2% in 2004. The following table provides comparative net loss ratios by line of business.

	Three months ended March 31,
	2005		2004
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products	$106,851	49.1%	$56,399	46.3%
Group life, accident and health	128,945	69.0	79,389	62.9
Aviation	33,817	51.6	24,269	62.5
London market account	26,711	44.6	26,114	29.6
Other specialty lines	20,976	59.5	12,571	61.2

	317,300	57.8	198,742	53.6
Discontinued lines	2,817	100.0	18,321	105.2

Totals	$320,117	58.1%	$217,063	58.0%

Expense ratio		26.4		25.3

Combined ratio		84.5%		83.3%

Comments on significant changes in net loss ratios by line of business follow:

•	Group life, accident and health — The 2005 net loss ratio was higher than 2004 as a result of increased pricing competition, which has kept the increase in premium rates lower than the trend in medical costs. However, underwriting margins in this line of business remain very acceptable.

•	Aviation — Underwriting results were better than expected in 2005 as projected losses did not materialize.

•	London market account — The loss ratio in 2004 was unusually low due to reserve redundancies.

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $59.4 million during 2005 from $44.8 million in 2004 due to the increase in net earned premium. Policy acquisition costs as a percentage of net earned premium declined to 18.5% in 2005 from 20.6% in 2004 due to a change in the mix of business. The expense ratio increased slightly in 2005 compared to 2004 due to the reduction of ceding commissions in excess of policy acquisition costs, as we reinsured less of the business.

Agency Segment

Revenue from our agency segment decreased to $45.2 million in 2005 from $53.5 million in 2004, primarily due to the consolidation of our largest underwriting agency into our life insurance company effective January 1, 2005 and the overall effect of ceding less reinsurance. As a result, segment net earnings also decreased in 2005 to $9.0 million from $12.1 million in 2004. We expect the revenue and net earnings of this segment to continue to decrease in 2005. However, while these actions will result in less fee and commission income to our agency segment, they will result in increased insurance company revenue and net earnings.

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

Our cash provided by operating activities has been strong in recent years, principally due to our increasing net earnings, growth in net written premium and net loss reserves due to organic growth and increased retentions, commutations of selected reinsurance agreements, and expansion of our diversified financial products line of business.

Cash provided by operating activities decreased in 2005 compared to 2004 due to timing differences in the payment of claims and the collection of related reinsurance recoverables and the collection of receivables and the payment of related liabilities. We expect these timing differences to reverse during the remainder of the year. In addition, the timing of transactions in our trading portfolio had a negative effect on cash provided by operating activities. Comparisons of the cash flow from trading securities may vary substantially depending on acquisitions or dispositions in any given period.

The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2005	2004
Net earnings	$57,318	$44,568
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(64,810)	(5,506)
Change in unearned premium, net	35,458	19,266
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	50,190	50,005
Change in trading portfolio	(41,328)	(7,762)
Other, net	(2,919)	294

Cash provided by operating activities	$33,909	$100,865

We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our combined cash and investment portfolio increased $85.9 million during 2005 and totaled $2.6 billion at March 31, 2005. Included in short-term investments at March 31, 2005 is $191.1 million of funds held by underwriting agencies or reinsurance brokers for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.

Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had no borrowings as of March 31, 2005. We have filed registration statements with the United States Securities and Exchange Commission that provide a shelf registration for an aggregate of $750.0 million of our securities, of which we have $525.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.

Our debt to total capital ratio was 18.2% at March 31, 2005 and 19.0% at December 31, 2004.

We believe that our operating cash flows, investments, bank facility and shelf registration will provide sufficient sources of liquidity to meet our current operating needs.

Critical Accounting Policies

We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.

Recent Accounting Pronouncements

The FASB has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations included in Note 1 in the Notes to Condensed Consolidated Financial Statements, compensation costs related to nonvested awards approximated $18.5 million at March 31, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 78% will be recognized through 2007.

In March 2004, the EITF reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued a Staff Position, FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1, and also issued an exposure draft, FSP EITF Issue 03-1a, which proposes guidance relating to debt securities that are impaired because of interest rate and/or sector spread increases. The delay in the effective date for the measurement and recognition guidance of EITF 03-1 did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. It is expected that the proposed guidance under FSP EITF Issue 03-1a will be finalized in 2005. We are monitoring the outcome of the EITF’s consideration of these issues.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. , “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.      Controls and Procedures

a.   Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“the Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission.

b.   Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

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

A reinsurance broker subsidiary has been named along with several other defendants in legal proceedings by certain insurance company members of a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. The claims in the proceedings are for unspecified damages, which are not presently quantifiable. Some of the other defendants in the various proceedings have settled the claims made by the plaintiffs for undisclosed sums. Although we believe we have meritorious defenses to the allegations, in January 2005, we entered into a settlement agreement with two of the insurance company plaintiffs and with a third insurance company that had threatened to institute legal proceedings against our subsidiary. The settlement agreements contained a release of all claims for an amount that had no impact on our consolidated results of operations or cash flows as the claims were covered by insurance. For the remaining proceedings, we believe that we have meritorious defenses to the allegations and intend to vigorously defend against the claims made in the proceedings.

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

Item 6.       Exhibits

     (a)       Exhibits

10.1	Employment Agreement effective March 1, 2005 between HCC Insurance Holdings, Inc. and Craig J. Kelbel.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with respect to quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

May 9, 2005	/s/ Stephen L. Way

(Date)	Stephen L. Way, Chairman of the Board, Chief Executive Officer and President

May 9, 2005	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer

Index to Exhibits

10.1	Employment Agreement effective March 1, 2005 between HCC Insurance Holdings, Inc. and Craig J. Kelbel.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with respect to quarterly report.