Form 10-Q
period 2005-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2005-08-09
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to
Commission file number                                                                       001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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
On July 29, 2005, there were approximately 105.6 million shares of common stock, $1.00 par value (post-split) issued and outstanding.

HCC INSURANCE HOLDINGS, INC.
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
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the occurrence of additional terrorist activities;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due and our ability to obtain adequate reinsurance;

•	catastrophic losses, including hurricanes, windstorms, earthquakes, hailstorms, tsunamis, explosions, severe winter weather, fires and man-made events;

•	state, federal and foreign regulations can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates, and foreign exchange rate volatility can have a significant impact on the fair value of fixed maturity investments as well as the carrying value of other assets and liabilities;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in our assigned financial strength ratings;

•	our ability to receive dividends from our insurance company subsidiaries to meet our cash flow, debt, dividend and other corporate expense obligations;

•	our ability to effectively integrate acquired operations and to continue to expand our business through the acquisition of insurance industry related companies;

•	our ability to maintain adequate internal controls and procedures; and

•	the effects of state and other regulatory investigations into the practices and procedures of the insurance industry.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30, 2005	December 31, 2004
ASSETS

Investments:
Fixed income securities, at fair value (cost: 2005 - $2,014,013; 2004 - $1,682,421)	$2,037,283	$1,703,171
Short-term investments, at cost, which approximates fair value	550,460	729,985
Other investments, at fair value (cost: 2005 - $69,198; 2004 - $34,137)	74,388	35,335

Total investments	2,662,131	2,468,491
Cash	71,163	69,933
Restricted cash and cash investments	183,882	188,510
Premium, claims and other receivables	985,606	923,638
Reinsurance recoverables	1,117,220	1,098,999
Ceded unearned premium	266,112	317,055
Ceded life and annuity benefits	74,075	74,627
Deferred policy acquisition costs	142,882	139,199
Goodwill	456,239	444,031
Other assets	225,762	208,954

Total assets	$6,185,072	$5,933,437

LIABILITIES

Loss and loss adjustment expense payable	$2,217,232	$2,089,199
Life and annuity policy benefits	74,075	74,627
Reinsurance balances payable	179,065	228,998
Unearned premium	770,244	741,706
Deferred ceding commissions	75,247	94,896
Premium and claims payable	789,488	795,576
Notes payable	329,779	311,277
Accounts payable and accrued liabilities	269,705	273,493

Total liabilities	4,704,835	4,609,772

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2005 – 105,207; 2004 – 102,057)	105,207	68,038
Additional paid-in capital	584,024	566,776
Retained earnings	758,769	651,216
Accumulated other comprehensive income	32,237	37,635

Total shareholders’ equity	1,480,237	1,323,665

Total liabilities and shareholders’ equity	$6,185,072	$5,933,437

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
REVENUE

Net earned premium	$657,843	$469,133	$337,726	$252,070
Fee and commission income	70,379	89,945	37,303	46,102
Net investment income	45,041	29,402	22,700	14,967
Net realized investment gain	2,000	569	2,003	51
Other operating income	9,252	6,239	5,105	4,080

Total revenue	784,515	595,288	404,837	317,270

EXPENSE

Loss and loss adjustment expense, net	384,164	273,762	198,101	147,898
Policy acquisition costs, net	119,988	102,503	60,631	57,739
Other operating expense	95,481	75,751	49,532	39,104
Interest expense	3,778	3,958	1,970	1,746

Total expense	603,411	455,974	310,234	246,487

Earnings from continuing operations before income tax expense	181,104	139,314	94,603	70,783

Income tax expense on continuing operations	59,728	48,132	30,545	24,403

Earnings from continuing operations	121,376	91,182	64,058	46,380

Earnings (loss) from discontinued operations, net of income tax	—	(199)	—	35

Net earnings	$121,376	$90,983	$64,058	$46,415

Basic earnings per share data:

Earnings from continuing operations	$1.17	$0.94	$0.61	$0.48
Earnings from discontinued operations	—	—	—	—

Net earnings	$1.17	$0.94	$0.61	$0.48

Weighted average shares outstanding	104,106	96,599	104,962	96,807

Diluted earnings per share data:

Earnings from continuing operations	$1.13	$0.92	$0.59	$0.47
Earnings from discontinued operations	—	—	—	—

Net earnings	$1.13	$0.92	$0.59	$0.47

Weighted average shares outstanding	107,042	98,408	108,269	98,690

Cash dividends declared, per share	$0.132	$0.10	$0.075	$0.05

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Six months ended June 30, 2005
(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2004	$68,038	$566,776	$651,216	$37,635	$1,323,665

Net earnings	—	—	121,376	—	121,376

Other comprehensive loss	—	—	—	(5,398)	(5,398)

Comprehensive income					115,978

Issuance of 1,960 shares for exercise of options, including tax benefit of $6,218	1,306	33,749	—	—	35,055

Issuance of 1,190 shares for purchased company	794	18,568	—	—	19,362

Three-for-two stock split	35,069	(35,069)	—	—	—

Cash dividends declared, $0.132 per share	—	—	(13,823)	—	(13,823)

Balance at June 30, 2005	$105,207	$584,024	$758,769	$32,237	$1,480,237

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net earnings	$121,376	$90,983	$64,058	$46,415
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(76,659)	(68,739)	47,234	39,817
Change in reinsurance recoverables	(17,530)	(64,772)	(17,781)	(21,154)
Change in ceded unearned premium	50,943	(6,642)	(1,357)	1,724
Change in loss and loss adjustment expense payable	124,887	169,225	74,948	75,602
Change in reinsurance balances payable	(50,710)	(28,803)	(20,868)	(28,840)
Change in unearned premium	25,536	86,183	42,378	58,551
Change in premium and claims payable, net of restricted cash	(1,460)	77,689	(90,385)	(25,324)
Change in trading portfolio	(38,054)	1,449	3,274	9,211
Depreciation and amortization expense	7,360	7,368	3,650	3,978
Other, net	(26,852)	(50,307)	(20,223)	(47,211)

Cash provided by operating activities	118,837	213,634	84,928	112,769

Cash flows from investing activities:
Sales of fixed income securities	114,770	133,694	59,089	30,602
Maturity or call of fixed income securities	98,468	72,340	66,218	39,224
Cost of securities acquired	(498,144)	(406,263)	(221,144)	(192,909)
Change in short-term investments	181,716	(8,807)	36,691	50,238
Payments for purchase of subsidiaries, net of cash received	(34,881)	(71,038)	(34,881)	(27,731)
Other, net	(11,378)	4,743	(10,260)	2,177

Cash used by investing activities	(149,449)	(275,331)	(104,287)	(98,399)

Cash flows from financing activities:
Issuance of notes payable	33,000	2,000	33,000	2,000
Payments on notes payable	(14,465)	(2,185)	(14,372)	(2,094)
Sale of common stock	28,837	13,070	7,750	3,146
Dividends paid	(11,716)	(9,636)	(5,933)	(4,836)
Other	(3,814)	—	—	—

Cash provided (used) by financing activities	31,842	3,249	20,445	(1,784)

Net increase (decrease) in cash	1,230	(58,448)	1,086	12,586

Cash at beginning of period	69,933	96,416	70,077	25,382

Cash at end of period	$71,163	$37,968	$71,163	$37,968

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (we, us and our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated agents and brokers. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions, employment practices liability and surety); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain and Bermuda, although some of our operations have a broader international scope.

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

See Note (2) for discussion of our 2005 acquisitions. During 2004, we completed several acquisitions. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the six months and three months ended June 30, 2004 do not contain any operations of the entities acquired in 2005 or 2004 prior to their acquisition dates.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
Stock Split

In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of $1.00 par value common stock, payable to shareholders of record on July 1, 2005. The distribution, which will consist of 35.1 million newly issued shares, has been reflected as of June 30, 2005 in our condensed consolidated financial statements. The distribution will have no impact on consolidated shareholders’ equity, results of operations or cash flows. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option and convertible debt data have been restated to reflect the effect of the stock split for all periods presented, unless otherwise indicated.

The terms of our convertible debt have been changed as a result of the stock split. Each $1,000 principal amount of our 1.30% Convertible Notes due 2023 will be convertible into 44.1501 (29.4377 pre-split) shares of our common stock. Holders may surrender notes for conversion under certain conditions if the closing price of our common stock is more than $29.45 ($44.16 pre-split) for a specified period. Each $1,000 principal amount of our 2.00% Convertible Exchange Notes due 2021 is convertible into 46.8823 (31.2500 pre-split) shares of our common stock. Holders may surrender notes for conversion under certain conditions if the closing price of our common stock is more than $25.60 ($38.40 pre-split) for a specified period.

Income Tax

For the six months ended June 30, 2005 and 2004, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax exempt municipal bond interest, state income taxes and a one-time tax benefit in 2005. During the second quarter of 2005, we recorded a $1.8 million tax benefit in accordance with Financial Accounting Standards Board Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This benefit resulted because we previously provided deferred taxes on certain foreign earnings at the U.S. statutory rate of 35% and the American Jobs Creation Act of 2004 now allows a rate of 5.25% on earnings to be repatriated in 2005 only. This benefit is subject to adjustment in the fourth quarter of 2005 based on actual repatriated foreign earnings for the year.
Stock Options

We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options have been granted at fixed exercise prices at the market price of our common stock on the grant date and no options have been repriced. Thus, no stock-based employee compensation expense is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date. The following table illustrates what the effect on net earnings and earnings per share would be if we had used the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Reported net earnings	$121,376	$90,983	$64,058	$46,415
Stock-based compensation using fair value method, net of income taxes	(2,690)	(2,453)	(1,413)	(1,233)

Pro forma net earnings	$118,686	$88,530	$62,645	$45,182

Reported basic earnings per share	$1.17	$0.94	$0.61	$0.48
Fair value stock-based compensation	(0.03)	(0.02)	(0.01)	(0.01)

Pro forma basic earnings per share	$1.14	$0.92	$0.60	$0.47

Reported diluted earnings per share	$1.13	$0.92	$0.59	$0.47
Fair value stock-based compensation	(0.02)	(0.02)	(0.01)	(0.01)

Pro forma diluted earnings per share	$1.11	$0.90	$0.58	$0.46

The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations above, compensation costs related to nonvested awards approximated $20.1 million at June 30, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 73% will be recognized through 2007.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (EITF) reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1. The delay in the effective date did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. The FASB is expected to issue additional guidance in the third quarter of 2005. We are monitoring the outcome of these issues.

(2)	ACQUISITIONS AND SUBSEQUENT EVENT

On February 25, 2005, we issued 1.2 million shares of our common stock to acquire all of the shares of USSC Holdings, Inc., the parent company of United States Surety Company, a Maryland-domiciled company specializing in contract bonding for small and medium sized contractors. United States Surety Company’s results are reported in our insurance company segment. This business combination was recorded using the purchase method of accounting. The results of operations of United States Surety Company were included in our condensed consolidated financial statements beginning on the effective date of the transaction. The approximate fair values of assets acquired and liabilities assumed were $29.7 million and $10.3 million, respectively. Goodwill resulting from this acquisition approximated $13.1 million at June 30, 2005 and will not be deductible for United States Federal income tax purposes. We are still in the process of valuing certain agreements to complete the purchase price allocation.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited that we did not own for $10.5 million cash and 274 thousand shares of our common stock. We acquired our 34% interest in January 2005. We recorded our share of De Montfort’s earnings through the second quarter of 2005 using the equity method of accounting. Effective July 1, 2005, we will consolidate De Montfort and include 100% of its earnings in our condensed consolidated financial statements. The business combination will be recorded using the purchase method of accounting. De Montfort provides surety and credit insurance to small and medium size companies throughout the UK and Ireland and will become part of HCC Surety Group, reported in our insurance company segment.

The financial information included in our condensed consolidated financial statements related to these two acquisitions and pro forma financial information for periods prior to the respective acquisitions are not material individually or in the aggregate to our consolidated financial position, results of operations or cash flows.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Six months ended June 30, 2005

Direct business	$864,076	$828,736	$464,367
Reinsurance assumed	150,479	150,864	98,833
Reinsurance ceded	(278,810)	(321,757)	(179,036)

Net amounts	$735,745	$657,843	$384,164

Six months ended June 30, 2004

Direct business	$828,804	$743,736	$416,885
Reinsurance assumed	151,967	148,911	129,621
Reinsurance ceded	(435,955)	(423,514)	(272,744)

Net amounts	$544,816	$469,133	$273,762

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended June 30, 2005

Direct business	$465,795	$416,641	$242,833
Reinsurance assumed	73,641	78,284	50,327
Reinsurance ceded	(161,043)	(157,199)	(95,059)

Net amounts	$378,393	$337,726	$198,101

Three months ended June 30, 2004

Direct business	$456,843	$385,657	$205,777
Reinsurance assumed	64,347	74,685	71,632
Reinsurance ceded	(212,329)	(208,272)	(129,511)

Net amounts	$308,861	$252,070	$147,898

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30, 2005	December 31, 2004
Reinsurance recoverable on paid losses	$97,447	$89,508
Reinsurance recoverable on outstanding losses	498,572	509,512
Reinsurance recoverable on incurred but not reported losses	537,808	520,404
Reserve for uncollectible reinsurance	(16,607)	(20,425)

Total reinsurance recoverables	$1,117,220	$1,098,999

    Our U.S. domiciled insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	June 30, 2005	December 31, 2004
Payables to reinsurers	$335,088	$350,514
Letters of credit	227,488	265,152
Cash deposits	68,257	68,307

Total credits	$630,833	$683,973

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30, 2005	December 31, 2004
Loss and loss adjustment expense payable	$2,217,232	$2,089,199
Reinsurance recoverable on outstanding losses	(498,572)	(509,512)
Reinsurance recoverable on incurred but not reported losses	(537,808)	(520,404)

Net reserves	$1,180,852	$1,059,283

Unearned premium	$770,244	$741,706
Ceded unearned premium	(266,112)	(317,055)

Net unearned premium	$504,132	$424,651

Deferred policy acquisition costs	$142,882	$139,199
Deferred ceding commissions	(75,247)	(94,896)

Net deferred policy acquisition costs	$67,635	$44,303

Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. We are currently in negotiations with most of these parties but, if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. In some cases, the final resolution of such disputes through arbitration or litigation may extend over several years. At June 30, 2005, our insurance companies had $8.5 million, mostly in excess of one year old, that has not been paid to us under contracts subject to litigation or arbitration proceedings which we initiated. We estimate that there could be up to an additional $21.5 million of incurred losses and loss expenses and other balances due under the subject contracts.

We have a reserve of $16.6 million at June 30, 2005 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net earnings	$121,376	$90,983	$64,058	$46,415

Weighted average common shares outstanding (pre-split)	69,404	64,399	69,974	64,538

Effect of three-for-two stock split	34,702	32,200	34,988	32,269

Weighted average common shares outstanding (post-split)	104,106	96,599	104,962	96,807

Dilutive effect of outstanding options (determined using the treasury stock method)	1,565	1,737	1,521	1,722

Dilutive effect of convertible debt (determined using the treasury stock method)	1,371	72	1,786	161

Weighted average common shares and potential common shares outstanding	107,042	98,408	108,269	98,690

Anti-dilutive stock options not included in treasury stock method computation	96	—	—	—

(5)	SEGMENT AND GEOGRAPHIC INFORMATION

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance		Other
Six months ended June 30, 2005	Company	Agency	Operations	Corporate	Total
Revenue:
Domestic	$580,426	$29,864	$6,385	$1,205	$617,880
Foreign	145,025	21,610	—	—	166,635
Inter-segment	141	44,724	—	—	44,865

Total segment revenue	$725,592	$96,198	$6,385	$1,205	829,380

Inter-segment eliminations					(44,865)

Consolidated total revenue					$784,515

Net earnings (loss):
Domestic	$75,460	$16,543	$3,895	$(2,216)	$93,682
Foreign	22,628	3,249	—	—	25,877

Total segment net earnings (loss)	$98,088	$19,792	$3,895	$(2,216)	119,559

Inter-segment eliminations					1,817

Consolidated net earnings					$121,376

Other items:
Net investment income	$40,615	$2,896	$688	$842	$45,041
Depreciation and amortization	2,336	3,895	215	914	7,360
Interest expense (benefit)	266	4,345	378	(1,211)	3,778
Capital expenditures	763	1,534	77	919	3,293

Income tax expense (benefit)	44,596	13,832	1,350	(1,116)	58,662
Inter-segment eliminations					1,066

Consolidated income tax expense from continuing operations					$59,728

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance		Other
Six months ended June 30, 2004	Company	Agency	Operations	Corporate	Total
Revenue:
Domestic	$402,632	$42,466	$4,827	$824	$450,749
Foreign	120,388	24,151	—	—	144,539
Inter-segment	351	44,207	—	—	44,558

Total segment revenue	$523,371	$110,824	$4,827	$824	639,846

Inter-segment eliminations					(44,558)

Consolidated total revenue					$595,288

Net earnings (loss):
Domestic	$48,451	$16,794	$2,857	$(861)	$67,241
Foreign	18,319	8,671	—	—	26,990

Total segment net earnings (loss)	$66,770	$25,465	$2,857	$(861)	94,231

Inter-segment eliminations					(3,049)
Loss from discontinued operations					(199)

Consolidated net earnings					$90,983

Other items:
Net investment income	$27,354	$1,508	$186	$354	$29,402
Depreciation and amortization	2,125	4,572	238	433	7,368
Interest expense (benefit)	366	4,062	377	(847)	3,958
Capital expenditures	1,527	745	16	1,535	3,823

Income tax expense	31,819	17,128	906	359	50,212
Inter-segment eliminations					(2,080)

Consolidated income tax expense from continuing operations					$48,132

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance
Three months ended June 30, 2005	Company	Agency	Other Operations	Corporate	Total
Revenue:
Domestic	$295,783	$17,102	$4,479	$626	$317,990
Foreign	76,188	10,659	—	—	86,847
Inter-segment	45	23,195	—	—	23,240

Total segment revenue	$372,016	$50,956	$4,479	$626	428,077

Inter-segment eliminations					(23,240)

Consolidated total revenue					$404,837

Net earnings (loss):
Domestic	$38,643	$9,499	$2,804	$1,175	$52,121
Foreign	10,981	1,276	—	—	12,257

Total segment net earnings (loss)	$49,624	$10,775	$2,804	$1,175	64,378

Inter-segment eliminations					(320)

Consolidated net earnings					$64,058

Other items:
Net investment income	$20,539	$1,540	$149	$472	$22,700
Depreciation and amortization	1,129	1,970	89	462	3,650
Interest expense (benefit)	205	2,315	189	(739)	1,970
Capital expenditures	165	944	77	517	1,703

Income tax expense (benefit)	23,435	7,822	1,126	(1,593)	30,790
Inter-segment eliminations					(245)

Consolidated income tax expense from continuing operations					$30,545

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance
Three months ended June 30, 2004	Company	Agency	Other Operations	Corporate	Total
Revenue:
Domestic	$212,731	$23,479	$2,673	$426	$239,309
Foreign	66,592	11,369	—	—	77,961
Inter-segment	351	22,511	—	—	22,862

Total segment revenue	$279,674	$57,359	$2,673	$426	340,132

Inter-segment eliminations					(22,862)

Consolidated total revenue					$317,270

Net earnings (loss):
Domestic	$23,821	$9,898	$1,664	$(130)	$35,253
Foreign	9,429	3,480	—	—	12,909

Total segment net earnings (loss)	$33,250	$13,378	$1,664	$(130)	48,162

Inter-segment eliminations					(1,782)
Earnings from discontinued operations					35

Consolidated net earnings					$46,415

Other items:
Net investment income	$14,001	$668	$97	$201	$14,967
Depreciation and amortization	1,314	2,137	112	415	3,978
Interest expense (benefit)	18	2,022	187	(481)	1,746
Capital expenditures	674	614	12	894	2,194

Income tax expense (benefit)	16,097	8,928	488	(258)	25,255
Inter-segment eliminations					(852)

Consolidated income tax expense from continuing operations					$24,403

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
The following tables present selected revenue items by line of business.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Diversified financial products	$228,330	$130,113	$121,479	$73,714
Group life, accident and health	255,602	159,890	126,657	80,501
Aviation	66,809	57,267	32,992	32,998
London market account	57,618	61,522	30,907	35,408
Other specialty lines	43,550	28,291	22,574	15,720

	651,909	437,083	334,609	238,341
Discontinued lines	5,934	32,050	3,117	13,729

Net earned premium	$657,843	$469,133	$337,726	$252,070

Property and casualty	$60,324	$60,350	$32,805	$29,499
Accident and health	10,055	29,595	4,498	16,603

Fee and commission income	$70,379	$89,945	$37,303	$46,102

(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Interest paid	$2,616	$3,522	$510	$252
Income taxes paid	49,559	72,009	35,673	40,451
Comprehensive income	115,978	74,509	76,273	24,928
Ceding commissions netted with policy acquisition costs	54,631	53,680	23,931	23,788

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
(7)	COMMITMENTS AND CONTINGENCIES

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

We are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is similar to other actions brought by the liquidator. We intend to vigorously contest the action.

Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A reinsurance broker subsidiary was named as a defendant in legal proceedings related to a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. In 2005, we entered into settlement agreements with the insurance company participants, which will have no impact on our consolidated results of operations or cash flows as the claims were covered by insurance.

We have received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. Published press reports indicate that numerous inquiries of this nature have been sent to insurance companies as part of industry-wide investigations. We intend to cooperate fully with all such investigations and have provided responsive information to all inquiries. Based on presently available information, we do not expect any adverse results from such investigations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
Leases

We lease administrative office facilities and transportation equipment under long-term non-cancelable operating leases that expire at various dates through 2016. Future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

Amount due
Six months ended December 31, 2005	$4,447
Year ended December 31, 2006	8,515
Year ended December 31, 2007	8,190
Year ended December 31, 2008	7,017
Year ended December 31, 2009	5,083
Thereafter	17,065

Total future minimum rental payments	$50,317

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contract. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications, since the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications, none of which has a time limit or cap, that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of June 30, 2005, we have recorded a liability of $11.2 million to cover our anticipated payments under these indemnifications.

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
During the past several years, we have substantially increased our shareholders’ equity through retaining most of our earnings. With this additional equity, we increased the underwriting capacity of our insurance companies and made acquisitions, adding new lines of business and emphasizing lines of business and individual opportunities with favorable underwriting characteristics. As an insurer, we also purchase reinsurance for some of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for our individual lines of business based on market conditions and the level of risk we wish to retain.
After a three year period in which premium rates rose substantially, premium rates in several of our lines of business have become more competitive in the past twelve months. The rate decreases have been more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we have expanded our underwriting activities and increased our retentions in response to these market conditions. During 2005, we have again increased our retentions on certain of our lines of business. We expect these higher retention levels to increase our net written and earned premium and to contribute additional underwriting profits to our net earnings.
In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of common stock, payable to shareholders of record on July 1, 2005. The distribution of the 35.1 million shares has been reflected as of June 30, 2005 in our condensed consolidated financial statements. The distribution will have no impact on our consolidated shareholders’ equity, results of operations or cash flows. All per share and weighted average share amounts have been restated to reflect the effect of the stock split on a retroactive basis, unless otherwise indicated. We also raised our annual cash dividend 32% from $0.227 per common share to $0.30 per share.
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended June 30, 2005 and 2004 are the same as those discussed below for the respective six month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, number of employees and ratios.
Results of Operations
Net earnings increased 33% to $121.4 million and net earnings per diluted share increased 23% to $1.13 in the first six months of 2005, from $91.0 million and $0.92 per diluted share in the same period of 2004. Net earnings increased 38% to $64.1 million and net earnings per diluted share increased 26% to $0.59 in the second quarter of 2005, from $46.4 million and $0.47 per diluted share in the second quarter of 2004. Improved underwriting profits and growth in net investment income contributed to the increase in 2005 net earnings.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net earned premium	83.8%	78.8%	83.4%	79.5%
Fee and commission income	9.0	15.1	9.2	14.5
Net investment income	5.7	4.9	5.6	4.7
Net realized investment gain	0.3	0.1	0.5	—
Other operating income	1.2	1.1	1.3	1.3

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	48.9	46.0	48.9	46.6
Policy acquisition costs, net	15.3	17.2	15.0	18.2
Other operating expense	12.2	12.7	12.2	12.3
Interest expense	0.5	0.7	0.5	0.6

Earnings from continuing operations before income tax expense	23.1	23.4	23.4	22.3
Income tax expense	7.6	8.1	7.6	7.7

Earnings from continuing operations	15.5%	15.3%	15.8%	14.6%

Total revenue increased 32% to $784.5 million in the first six months of 2005 and 28% to $404.8 million in the second quarter of 2005, driven by significant growth in net earned premium in our two largest lines, diversified financial products and group life, accident and health. Approximately 8% of the increase in year-to-date 2005 revenue was due to the acquisition of subsidiaries and startup of new operations. We acquired USSC Holdings, Inc. and its subsidiary, United States Surety Company, in 2005 and several other entities in 2004. The results of operations of these companies are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. We expect total revenue to continue to grow throughout 2005.
Gross written premium, net written premium and net earned premium are detailed below. We have experienced increases in premium due to increased retentions, growth of the surety business within our diversified financial products line of business, and acquisitions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Gross written premium	$1,014,555	$980,771	$539,436	$521,190
Net written premium	735,745	544,816	378,393	308,861
Net earned premium	657,843	469,133	337,726	252,070
The table below shows the source of our fee and commission income.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Agencies	$48,629	$65,201	$26,160	$34,107
Insurance companies	21,750	24,744	11,143	11,995

Fee and commission income	$70,379	$89,945	$37,303	$46,102

Fee and commission income decreased to $70.4 million in the first six months of 2005 and $37.3 million in the second quarter, as expected, since we decreased the level of ceded reinsurance by our insurance company subsidiaries in certain lines of business. These reductions reduced the revenue from our reinsurance brokers and the ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company. The higher levels of retentions resulted in increased underwriting revenue and profitability in our insurance company subsidiaries.
The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Fixed income securities	$36,162	$26,075	$18,656	$13,280
Short-term investments	8,431	4,017	4,238	2,037
Other investments	2,409	388	642	259

Total investment income	47,002	30,480	23,536	15,576
Investment expense	(1,961)	(1,078)	(836)	(609)

Net investment income	$45,041	$29,402	$22,700	$14,967

Net investment income increased 53% to $45.0 million in the first six months of 2005 and 52% to $22.7 million in the second quarter. This increase was primarily due to higher investment assets, which increased to $2.7 billion at June 30, 2005 compared to $2.0 billion at June 30, 2004. The growth in investment assets resulted from significant cash flow from operations, our public offering of stock in the fourth quarter of 2004, commutations of reinsurance recoverables, and the expansion of our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Additionally, yields on our short-term investments were higher in 2005 than 2004. During the past year, we shifted some funds from short-term investments to fixed income securities and increased the mix of tax exempt municipal bonds in our portfolio. We expect investment assets to continue to increase during 2005, consistent with our anticipated growth in revenue and possible commutation of certain reinsurance recoverables. If market interest rates rise, investment income will accelerate, since new funds and current maturities could be invested at higher rates.
During the second quarter of 2005, our unrealized gain on fixed income securities increased to $23.3 million from $0.7 million at March 31, 2005 and $20.7 million at December 31, 2004, due to movements in market interest rates. The change in the unrealized gain, net of the related income tax effect, is recorded in other comprehensive income.
Information about our portfolio of fixed income securities was as follows:

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Average yield	3.91%	4.12%	3.81%	4.03%
Average tax equivalent yield	4.78%	4.80%	4.67%	4.72%
Weighted average maturity	7.7 years	5.6 years
Weighted average duration	4.7 years	4.3 years

Other operating income increased in the first six months of 2005 compared to the prior year, primarily from income related to two mortgage impairment insurance policies, which are written as insurance polices but treated for accounting purposes as derivative financial instruments, and strategic investment income. Period to period comparisons in this category may vary substantially depending on these derivative valuations, other operating investments, or dispositions of such investments.
Other operating expense, which includes compensation expense, increased 26% in the first six months of 2005. The increase primarily related to higher incentive compensation based on increased profitability, operating expenses of subsidiaries acquired or formed in 2004 and 2005, and an expense related to an indemnification claim. We had 1,263 employees at June 30, 2005, substantially unchanged from a year earlier.
Our effective income tax rate on earnings from continuing operations was 33.0% for the six months and 32.3% for the quarter ended June 30, 2005, compared to 34.5% in the same periods of 2004. The effective tax rate decreased in 2005 because our tax exempt interest income increased as a percentage of our pre-tax income and we recorded a special $1.8 million repatriation tax benefit in the second quarter of 2005.
At June 30, 2005, book value per share was $14.07, up from $12.97 at December 31, 2004. Total assets were $6.2 billion and shareholders’ equity was $1.5 billion, up from $5.9 billion and $1.3 billion, respectively, at December 31, 2004.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 47% to $98.1 million in the first six months of 2005 compared to $66.8 million in 2004. Increased retentions, which resulted in higher earned premium, and increased investment income contributed to the growth in segment net earnings. Effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company, which will reduce fee and commission income of our agency segment but increase the underwriting profitability of our insurance company segment. We expect net earnings from our insurance companies to continue to grow during 2005.
The following table details premium amounts and their percentages of gross written premium.

	Six months ended June 30,				Three months ended June 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%

Direct	$864,076	85%	$828,804	85%	$465,795	86%	$456,843	88%
Reinsurance assumed	150,479	15	151,967	15	73,641	14	64,347	12

Gross written premium	1,014,555	100	980,771	100	539,436	100	521,190	100
Reinsurance ceded	(278,810)	(27)	(435,955)	(44)	(161,043)	(30)	(212,329)	(41)

Net written premium	735,745	73	544,816	56	378,393	70	308,861	59
Change in unearned premium	(77,902)	(8)	(75,683)	(8)	(40,667)	(7)	(56,791)	(11)

Net earned premium	$657,843	65%	$469,133	48%	$337,726	63%	$252,070	48%

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2005

Diversified financial products	$423,619	$295,474	70%	$228,330
Group life, accident and health	306,292	257,009	84	255,602
Aviation	106,356	68,282	64	66,809
London market account	91,798	65,308	71	57,618
Other specialty lines	83,114	47,661	57	43,550

	1,011,179	733,734	73	651,909
Discontinued lines	3,376	2,011	nm	5,934

Totals	$1,014,555	$735,745	73%	$657,843

Six months ended June 30, 2004

Diversified financial products	$391,663	$167,814	43%	$130,113
Group life, accident and health	293,855	161,312	55	159,890
Aviation	96,993	75,081	77	57,267
London market account	117,344	81,886	70	61,522
Other specialty lines	63,994	38,809	61	28,291

	963,849	524,902	54	437,083
Discontinued lines	16,922	19,914	nm	32,050

Totals	$980,771	$544,816	56%	$469,133

Three months ended June 30, 2005

Diversified financial products	$224,547	$149,477	67%	$121,479
Group life, accident and health	156,210	127,560	82	126,657
Aviation	57,254	36,156	63	32,992
London market account	48,602	36,396	75	30,907
Other specialty lines	48,042	27,034	56	22,574

	534,655	376,623	70	334,609
Discontinued lines	4,781	1,770	nm	3,117

Totals	$539,436	$378,393	70%	$337,726

Three months ended June 30, 2004

Diversified financial products	$220,797	$96,306	44%	$73,714
Group life, accident and health	147,201	83,345	57	80,501
Aviation	53,860	54,131	101	32,998
London market account	60,644	49,169	81	35,408
Other specialty lines	32,974	19,904	60	15,720

	515,476	302,855	59	238,341
Discontinued lines	5,714	6,006	nm	13,729

Totals	$521,190	$308,861	59%	$252,070

nm — Not meaningful comparison

Gross written premium increased 3% to $1.0 billion in the first six months of 2005. We expect reduced or no gross premium growth for the remainder of 2005, since we plan to maintain our underwriting discipline if rates continue to soften and if competition increases. Net written premium increased 35% to $735.7 million and net earned premium increased 40% to $657.8 million in the first six months of 2005 and 23% and 34%, respectively, in the second quarter. These increases were due to higher retention levels on most non-catastrophe business and are expected to continue in the last half of 2005. The overall percentage of retained premium increased to 73% in the first six months of 2005 from 56% in the same period of 2004. We consider our overall market to be relatively stable, and our margins remain at an acceptable level of profitability.
The changes in premium volume and retention levels between 2005 and 2004 resulted principally from the following factors:
•	The largest gross and net premium growth was in our diversified financial products line of business. We experienced growth in our professional indemnity and surety business due to organic growth and acquisitions. Our directors’ and officers’ liability gross written premium declined in 2005 due to our underwriting discipline following increased competition and premium rate reductions on some of our business. Our growth in net written premium was due to increased retentions resulting from a reduction of proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	While competition continues to result in some premium rate reductions in our group life, accident and health line of business, profit margins remain at acceptable levels; therefore, we increased our retentions in 2005. This line of business is generally not volatile and has very little catastrophe exposure.

•	Aviation retentions in 2005 are comparable to 2004 excluding the effect of recapture of ceded unearned premium in the second quarter of 2004. This portfolio transfer increased net, but not gross, written premium in 2004.

•	We reduced our London market account premium writings due to more selective underwriting in response to reduced premium rates from increased competition.

•	We experienced organic growth in our other specialty line of business from increased writings in two products.

The table below shows the composition of net incurred loss and loss adjustment expense.

	Six months ended June 30,				Three months ended June 30,
	2005		2004		2005		2004
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
Net reserve deficiency	$2,341	0.4%	$2,852	0.6%	$750	0.2%	$699	0.3%
All other net incurred loss and loss adjustment expense	381,823	58.0	270,910	57.8	197,351	58.5	147,199	58.4

Net incurred loss and loss adjustment expense	$384,164	58.4%	$273,762	58.4%	$198,101	58.7%	$147,898	58.7%

During the second quarter of 2005, we reduced our net loss reserves on the 2004 hurricanes by $5.8 million to reflect current estimates of our remaining liabilities. This reduction was offset by reserve increases in our London market account and group life, accident and health lines of business. During the second quarter of 2004, the group life, accident and health line of business had redundancies, which were offset by reserve increases in our discontinued lines. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 57.5% and 61.2% in the first six months of 2005 and 2004, respectively. The following table provides comparative net loss ratios by line of business.

	Six months ended June 30,				Three months ended June 30,
	2005		2004		2005		2004
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$228,330	47.8%	$130,113	45.7%	$121,479	46.7%	$73,714	45.2%
Group life, accident and health	255,602	70.1	159,890	62.7	126,657	71.3	80,501	62.5
Aviation	66,809	59.3	57,267	59.1	32,992	67.3	32,998	56.6
London market account	57,618	44.9	61,522	45.5	30,907	45.2	35,408	57.2
Other specialty lines	43,550	55.8	28,291	60.4	22,574	52.4	15,720	59.8

	651,909	58.0	437,083	54.6	334,609	58.3	238,341	55.4
Discontinued lines	5,934	98.3	32,050	109.7	3,117	96.8	13,729	115.8

Totals	$657,843	58.4%	$469,133	58.4%	$337,726	58.7%	$252,070	58.7%

Expense ratio		26.4		26.6		26.3		27.6

Combined ratio		84.8%		85.0%		85.0%		86.3%

Comments on significant changes in net loss ratios by line of business follow:
•	Group life, accident and health — Medical cost inflation is slightly higher in 2005 than previously predicted, resulting in higher projected loss ratios in the 2004 and 2005 underwriting years. Our underwriting margins in this line of business remain acceptable.

•	Aviation — The net loss ratio was higher in the second quarter of 2005 than in 2004 as a result of worse than expected underwriting experience, but comparable on a year to-date basis. The second quarter of 2005 also includes the positive impact from the release of redundant reserves related to the 2004 hurricanes.

•	London market account — The second quarter 2004 net loss ratio was high due to poor underwriting results in our accident and health product. The London market account line of business can have relatively high quarter-to-quarter volatility.

•	Other specialty lines — Improvements in the loss ratios are due to changes in the mix of business and a release of redundant reserves related to the 2004 hurricanes recorded in the second quarter of 2005.
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $120.0 million in 2005 from $102.5 million in 2004, primarily due to the increase in net earned premium. Policy acquisition costs as a percentage of net earned premium declined to 18.2% in 2005 from 21.8% in 2004 due to a change in the mix of business, reductions in commission rates on certain lines of business, and our increased retentions, which increased our net earned premium at a higher rate than our non-commission acquisition costs. The expense ratio decreased in the second quarter of 2005 compared to 2004 for the same reasons, partially offset by a reduction in ceded commissions in excess of policy acquisition costs.
Agency Segment
Revenue from our agency segment decreased to $96.2 million in 2005 from $110.8 million in 2004, primarily due to the consolidation of our largest underwriting agency into our life insurance company effective January 1, 2005, less business produced in certain lines, and the overall effect of ceding less reinsurance. As a result, segment net earnings also decreased in 2005 to $19.8 million from $25.5 million in 2004. We expect the revenue and net earnings of this segment to continue to decrease in 2005. However, while these actions will result in less fee and commission income to our agency segment, they will result in increased insurance company revenue and net earnings.
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
Cash provided by operating activities decreased in the first six months of 2005 compared to 2004 due to timing differences in the collection of premiums and the payment of losses. In addition, we have not yet realized the full benefit of increased retentions, since we are still settling 2004 reinsurance balances when we purchased considerably more reinsurance. Also, the timing of transactions in our trading portfolio, which reduced cash provided by operating activities in 2005, may vary substantially, up or down, depending on activity in any given period.

The components of our net operating cash flows are detailed in the following table.

	Six months ended June 30,		Three months ended June 30,
	2005	2004	2005	2004
Net earnings	$121,376	$90,983	$64,058	$46,415
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(128,829)	(19,853)	(64,019)	(14,347)
Change in unearned premium, net	76,479	79,541	41,021	60,275
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	107,357	104,453	57,167	54,448
Change in trading portfolio	(38,054)	1,449	3,274	9,211
Other, net	(19,492)	(42,939)	(16,573)	(43,233)

Cash provided by operating activities	$118,837	$213,634	$84,928	$112,769

We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our combined cash and investment portfolio increased $194.9 million during 2005 and totaled $2.7 billion at June 30, 2005. Included in short-term investments at June 30, 2005 is $168.8 million of funds held by underwriting agencies or reinsurance brokers for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.
In the first six months of 2005, we paid $35.1 million, which had been accrued at December 31, 2004, related to contingent consideration based on the terms of prior acquisition agreements. On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited for $10.5 million cash and 274 thousand shares of our common stock. We acquired our 34% interest in January 2005.
Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had borrowings of $20.0 million as of June 30, 2005. We have filed registration statements with the United States Securities and Exchange Commission that provide a shelf registration for an aggregate of $750.0 million of our securities, of which we have $525.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.
As a result of our common stock trading at specified price levels in the second quarter of 2005, holders may elect to surrender our 2.00% Convertible Exchange Notes (Notes) in the third quarter of 2005 for cash equal to the principal amount of the Notes ($172.4 million at June 30, 2005) and common stock for the value of the conversion premium. We expect to use the Revolving Loan Facility to fund any Notes surrendered in the third quarter. Assuming an average price of $27.00 for our stock, we would issue approximately 1.7 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share. Through July 29, 2005, no Notes have been surrendered. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.

The contractual obligations table in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K shows these Notes as maturing in 2007 due to a put option. Based on the change in our stock price, the Notes may be surrendered in the third quarter of 2005, as discussed above. In addition, at June 30, 2005, our future lease commitments have changed, as disclosed in Note 7 to the Condensed Consolidated Financial Statements.
Our debt to total capital ratio was 18.2% at June 30, 2005 and 19.0% at December 31, 2004.
We believe that our operating cash flows, investments, bank facility and shelf registration will provide sufficient sources of liquidity to meet our current operating needs.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Accounting Pronouncements
The FASB has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations included in Note 1 to the Condensed Consolidated Financial Statements, compensation costs related to nonvested awards approximated $20.1 million at June 30, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 73% will be recognized through 2007.
In March 2004, the EITF reached a consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides guidance with respect to the meaning of other-than-temporary impairment and its application to investments classified as either available for sale or held to maturity under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and investments accounted for under the cost method or the equity method. In September 2004, the FASB issued FSP EITF Issue 03-1-1, delaying the effective date for the measurement and recognition guidance included in EITF 03-1. The delay in the effective date did not suspend existing requirements for assessing whether investment impairments are other-than-temporary. The FASB is expected to issue additional guidance in the third quarter of 2005. We are monitoring the outcome of these issues.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. , “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission.
b. Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is similar to other actions brought by the liquidator. We intend to vigorously contest the action.
Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
A reinsurance broker subsidiary was named as a defendant in legal proceedings related to a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. In 2005, we entered into settlement agreements with the insurance company participants, which will have no impact on our consolidated results of operations or cash flows as the claims were covered by insurance.
We have received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. Published press reports indicate that numerous inquiries of this nature have been sent to insurance companies as part of industry-wide investigations. We intend to cooperate fully with all such investigations and have provided responsive information to all inquiries. Based on presently available information, we do not expect any adverse results from such investigations.

Item 4. Submission of Matters to a Vote of Security Holders
On May 12, 2005, we held our 2005 Annual Meeting of Shareholders. At such time, the following item was submitted to a vote of shareholders through the solicitation of proxies.
a.	Election of Directors

The following persons were elected to serve on the Board of Directors until the 2006 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

Name	Votes For	Votes Withheld

Stephen L. Way	58,200,098	3,716,579
Frank J. Bramanti	59,300,432	2,616,245
Patrick B. Collins	58,371,034	3,545,643
James R. Crane	61,330,237	586,440
J. Robert Dickerson	59,947,098	1,969,579
Walter M. Duer	59,833,114	2,083,563
Edward H. Ellis, Jr.	57,591,349	4,325,328
James C. Flagg, Ph.D.	56,925,867	4,990,810
Allan W. Fulkerson	59,308,698	2,607,979
Walter J. Lack	58,238,969	3,677,708
John N. Molbeck, Jr.	59,290,285	2,626,392
Michael A. F. Roberts	59,989,383	1,927,294
Item 6. Exhibits
a. Exhibits

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with respect to quarterly report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

August 9, 2005	/s/ Stephen L. Way

(Date)	Stephen L. Way, Chairman of the Board,
Chief Executive Officer and President

August 9, 2005	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

Index to Exhibit

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with respect to quarterly report