Form 10-Q
period 2005-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2005-11-08
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2005.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to
Commission file number 001-13790
HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.
On October 31, 2005, there were approximately 105.8 million shares of common stock, $1.00 par value issued and outstanding.

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
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the occurrence of additional terrorist activities;

•	changing legal and social trends and inherent uncertainties (including but not limited to those uncertainties associated with our reserves) in the loss estimation process can adversely impact the adequacy of loss reserves and the allowance for reinsurance recoverables;

•	industry and economic conditions can affect the ability and/or willingness of reinsurers to pay balances due and our ability to obtain adequate reinsurance;

•	catastrophic losses, including hurricanes, windstorms, earthquakes, hailstorms, tsunamis, explosions, severe winter weather, fires and man-made events;

•	state, federal and foreign regulations can impede our ability to charge adequate rates and efficiently allocate capital;

•	economic conditions, interest rates, and foreign exchange rate volatility can have a significant impact on the fair value of fixed maturity investments as well as the carrying value of other assets and liabilities;

•	assessments by states for high risk or otherwise uninsured individuals;

•	changes in our assigned financial strength ratings;

•	our ability to receive dividends from our insurance company subsidiaries to meet our cash flow, debt, dividend and other corporate expense obligations;

•	our ability to effectively integrate acquired operations and to continue to expand our business through the acquisition of insurance industry related companies;

•	assessments by the Federal or state governments based on tax audits;

•	our ability to maintain adequate internal controls and procedures; and

•	the effects of state and other regulatory investigations into the practices and procedures of the insurance industry.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	September 30, 2005	December 31, 2004
ASSETS

Investments:
Fixed income securities, at fair value (cost: 2005 - $2,115,472; 2004 - $1,682,421)	$2,114,792	$1,703,171
Short-term investments, at cost, which approximates fair value	719,077	729,985
Other investments, at fair value (cost: 2005 - $116,796; 2004 - $34,137)	118,651	35,335

Total investments	2,952,520	2,468,491
Cash	90,254	69,933
Restricted cash and cash investments	183,628	188,510
Premium, claims and other receivables	951,139	923,638
Reinsurance recoverables	1,262,604	1,098,999
Ceded unearned premium	261,340	317,055
Ceded life and annuity benefits	73,675	74,627
Deferred policy acquisition costs	154,219	139,199
Goodwill	468,601	444,031
Other assets	230,953	208,954

Total assets	$6,628,933	$5,933,437

LIABILITIES

Loss and loss adjustment expense payable	$2,629,397	$2,089,199
Life and annuity policy benefits	73,675	74,627
Reinsurance balances payable	202,820	228,998
Unearned premium	811,294	741,706
Deferred ceding commissions	71,379	94,896
Premium and claims payable	794,422	795,576
Notes payable	309,679	311,277
Accounts payable and accrued liabilities	259,083	273,493

Total liabilities	5,151,749	4,609,772

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2005 – 105,725; 2004 – 102,057)	105,725	68,038
Additional paid-in capital	593,029	566,776
Retained earnings	758,790	651,216
Accumulated other comprehensive income	19,640	37,635

Total shareholders’ equity	1,477,184	1,323,665

Total liabilities and shareholders’ equity	$6,628,933	$5,933,437

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands, except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
REVENUE

Net earned premium	$995,901	$717,323	$338,058	$248,190
Fee and commission income	102,452	135,836	32,073	45,891
Net investment income	70,039	45,614	24,998	16,212
Net realized investment gain	2,038	4,495	38	3,926
Other operating income	26,116	14,217	16,864	7,978

Total revenue	1,196,546	917,485	412,031	322,197

EXPENSE

Loss and loss adjustment expense, net	679,932	476,079	295,768	202,317
Policy acquisition costs, net	185,696	157,815	65,708	55,312
Other operating expense	135,884	114,726	40,403	38,975
Interest expense	5,848	6,018	2,070	2,060

Total expense	1,007,360	754,638	403,949	298,664

Earnings from continuing operations before income tax expense	189,186	162,847	8,082	23,533

Income tax expense on continuing operations	60,567	56,039	839	7,907

Earnings from continuing operations	128,619	106,808	7,243	15,626

Earnings (loss) from discontinued operations, net of income tax	707	(22)	707	177

Net earnings	$129,326	$106,786	$7,950	$15,803

Basic earnings per share data:

Earnings from continuing operations	$1.23	$1.10	$0.07	$0.16
Earnings from discontinued operations	0.01	—	0.01	—

Net earnings	$1.24	$1.10	$0.08	$0.16

Weighted average shares outstanding	104,617	96,740	105,623	97,019

Diluted earnings per share data:

Earnings from continuing operations	$1.19	$1.09	$0.06	$0.16
Earnings from discontinued operations	0.01	—	0.01	—

Net earnings	$1.20	$1.09	$0.07	$0.16

Weighted average shares outstanding	108,003	98,361	109,818	98,409

Cash dividends declared, per share	$0.207	$0.157	$0.075	$0.057

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Nine months ended September 30, 2005
(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2004	$68,038	$566,776	$651,216	$37,635	$1,323,665

Net earnings	—	—	129,326	—	129,326

Other comprehensive loss	—	—	—	(17,995)	(17,995)

Comprehensive income					111,331

Issuance of 2,203 shares for exercise of options, including tax benefit of $7,072	1,550	38,206	—	—	39,756

Issuance of 1,465 shares for purchased companies	1,068	23,116	—	—	24,184

Three-for-two stock split	35,069	(35,069)	—	—	—

Cash dividends declared, $0.207 per share	—	—	(21,752)	—	(21,752)

Balance at September 30, 2005	$105,725	$593,029	$758,790	$19,640	$1,477,184

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Cash flows from operating activities:
Net earnings	$129,326	$106,786	$7,950	$15,803
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(37,538)	(31,521)	39,121	37,218
Change in reinsurance recoverables	(156,477)	(192,811)	(138,947)	(128,039)
Change in ceded unearned premium	65,591	(24,795)	14,648	(18,153)
Change in loss and loss adjustment expense payable	521,365	392,111	396,478	222,886
Change in reinsurance balances payable	(34,966)	(19,412)	15,744	9,391
Change in unearned premium	42,994	109,675	17,458	23,492
Change in premium and claims payable, net of restricted cash	3,728	44,165	5,188	(33,524)
Change in trading portfolio	(54,654)	5,623	(16,600)	4,174
Depreciation and amortization expense	11,063	11,671	3,703	4,303
Other, net	(37,178)	(50,913)	(10,326)	(606)

Cash provided by operating activities	453,254	350,579	334,417	136,945

Cash flows from investing activities:
Sales of fixed income securities	163,841	199,491	49,071	65,797
Maturity or call of fixed income securities	133,391	110,425	34,923	38,085
Cost of securities acquired	(733,400)	(629,001)	(235,256)	(222,738)
Change in short-term investments	36,234	4,979	(145,482)	13,786
Payments for purchase of subsidiaries, net of cash received	(44,288)	(78,446)	(9,407)	(7,408)
Sale of subsidiary	10,448	—	10,448	—
Other, net	(6,869)	7,289	4,509	2,546

Cash used by investing activities	(440,643)	(385,263)	(291,194)	(109,932)

Cash flows from financing activities:
Issuance of notes payable	36,000	2,000	3,000	—
Payments on notes payable	(37,554)	(2,287)	(23,089)	(102)
Sale of common stock	32,684	14,639	3,847	1,569
Dividends paid	(19,606)	(14,484)	(7,890)	(4,848)
Other	(3,814)	—	—	—

Cash provided (used) by financing activities	7,710	(132)	(24,132)	(3,381)

Net increase (decrease) in cash	20,321	(34,816)	19,091	23,632

Cash at beginning of period	69,933	96,416	71,163	37,968

Cash at end of period	$90,254	$61,600	$90,254	$61,600

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

See Note (2) for discussion of our 2005 acquisitions. During 2004, we completed several acquisitions. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the nine months and three months ended September 30, 2004 do not contain any operations of the entities acquired in 2005 or 2004 prior to their acquisition dates.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
Large Loss Events

During the third quarter of 2005, catastrophic events occurred related to two major hurricanes, Katrina and Rita, and two minor ones, Dennis and Emily (collectively, the 2005 hurricanes). We recognized a pre-tax loss after reinsurance of $74.4 million in our insurance company segment. This loss included $53.7 million recorded in loss and loss adjustment expense and $20.7 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. Net earnings were reduced $48.3 million, or $0.45 per diluted share.

Also during the third quarter of 2005, we reached agreements with various reinsurers to commute certain reinsurance recoverables relating to our discontinued accident and health line of business. We received cash payments of $119.6 million, which were less than the related recoverables, from the reinsurers in consideration for discounting the recoverables and reassuming the associated loss reserves. A pre-tax loss of $26.0 million related to these commutations was included in loss and loss adjustment expense in our insurance company segment. Net earnings were reduced $16.9 million, or $0.16 per diluted share.

During the third quarter of 2004, catastrophic events occurred related to four major hurricanes: Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). We recognized a pre-tax loss after reinsurance of $55.0 million in our insurance company segment. This loss included $47.9 million recorded in loss and loss adjustment expense and $7.1 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. Net earnings were reduced $35.7 million, or $0.36 per diluted share.

Stock Split

In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of $1.00 par value common stock, payable to shareholders of record on July 1, 2005. The distribution, consisting of 35.1 million newly issued shares, was reflected as of June 30, 2005 in our condensed consolidated financial statements. The distribution had no impact on consolidated shareholders’ equity, results of operations or cash flows. All references in the financial statements and notes to the number of shares outstanding, per share amounts, and stock option and convertible debt data have been restated to reflect the effect of the stock split for all periods presented.

The terms of our convertible debt have been changed as a result of the stock split. Each $1,000 principal amount of our 1.30% Convertible Notes due 2023 will be convertible into 44.1501 shares of our common stock. Holders may surrender notes for conversion under certain conditions if the closing price of our common stock is more than $29.45 for a specified period. Each $1,000 principal amount of our 2.00% Convertible Exchange Notes due 2021 is convertible into 46.8823 shares of our common stock. Holders may surrender notes for conversion under certain conditions if the closing price of our common stock is more than $25.60 for a specified period.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
Income Tax

For the nine months ended September 30, 2005 and 2004, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax exempt municipal bond interest, state income taxes and a one-time tax benefit in 2005. During the first nine months of 2005, we recorded a $2.1 million tax benefit in accordance with Financial Accounting Standards Board Staff Position (FSP) No. FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. This benefit resulted because we previously provided deferred taxes on certain foreign earnings at the U.S. statutory rate of 35% and the American Jobs Creation Act of 2004 now allows a rate of 5.25% on earnings to be repatriated in 2005 only. This benefit is subject to adjustment in the fourth quarter of 2005 based on actual repatriated foreign earnings for the year.

Stock Options

We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. All options have been granted at fixed exercise prices at the market price of our common stock on the grant date and no options have been repriced. Thus, no stock-based employee compensation expense is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date. During the nine months ended September 30, 2005, we issued 2.2 million shares of our common stock and generated $32.7 million of cash from options exercised. In accordance with our policy of periodically granting options to our employees, during the third quarter of 2005 we granted 2.9 million options to purchase our common stock at market prices ranging from $25.88 to $27.02, and vesting over three to five years.

The following table illustrates what the effect on net earnings and earnings per share would be if we had used the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to value stock options.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Reported net earnings	$129,326	$106,786	$7,950	$15,803
Stock-based compensation using fair value method, net of income taxes	(4,617)	(3,713)	(1,927)	(1,260)

Pro forma net earnings	$124,709	$103,073	$6,023	$14,543

Reported basic earnings per share	$1.24	$1.10	$0.08	$0.16
Fair value stock-based compensation	(0.05)	(0.03)	(0.02)	(0.01)

Pro forma basic earnings per share	$1.19	$1.07	$0.06	$0.15

Reported diluted earnings per share	$1.20	$1.09	$0.07	$0.16
Fair value stock-based compensation	(0.05)	(0.04)	(0.02)	(0.01)

Pro forma diluted earnings per share	$1.15	$1.05	$0.05	$0.15

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations above, compensation costs related to nonvested awards approximated $40.6 million at September 30, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 81% will be recognized through 2008.

Recent Accounting Pronouncements

In September 2005, the Emerging Issues Task Force (EITF) approved issuance of FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to be released in the fourth quarter of 2005. The FSP will require recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other than temporary, even if the investor has not decided to sell the security. This standard will replace current guidance in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard will be effective January 1, 2006. We expect that adoption of this FSP will have an immaterial impact on our consolidated financial position, results of operations or cash flows.

(2)	ACQUISITIONS

On February 25, 2005, we issued 1.2 million shares of our common stock to acquire all of the shares of USSC Holdings, Inc., the parent company of United States Surety Company, a Maryland-domiciled company specializing in contract bonding for small and medium sized contractors. The results of operations of United States Surety Company were included in our condensed consolidated financial statements as of March 1, 2005.

On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited that we did not own for $10.5 million cash and 274 thousand shares of our common stock. We acquired our 34% interest in January 2005. We recorded our share of De Montfort’s earnings through the second quarter of 2005 using the equity method of accounting. Effective July 1, 2005, we consolidated De Montfort and included 100% of its earnings in our condensed consolidated financial statements. De Montfort provides surety and credit insurance to small and medium size companies throughout the United Kingdom and Ireland.

Both of these acquisitions were made to expand our surety business and are reported in our insurance company segment and our diversified financial products line of business. The approximate fair values of assets acquired and liabilities assumed were $124.9 million and $80.4 million, respectively. Goodwill resulting from these acquisitions approximated $25.5 million at September 30, 2005 and will not be deductible for United States Federal income tax purposes. We are still in the process of valuing certain agreements to complete the purchase price allocations.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Nine months ended September 30, 2005

Direct business	$1,322,105	$1,260,309	$977,749
Reinsurance assumed	217,897	225,010	202,306
Reinsurance ceded	(432,559)	(489,418)	(500,123)

Net amounts	$1,107,443	$995,901	$679,932

Nine months ended September 30, 2004

Direct business	$1,252,358	$1,138,226	$732,232
Reinsurance assumed	218,562	219,476	231,036
Reinsurance ceded	(670,511)	(640,379)	(487,189)

Net amounts	$800,409	$717,323	$476,079

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended September 30, 2005

Direct business	$458,029	$431,573	$513,382
Reinsurance assumed	67,418	74,146	103,473
Reinsurance ceded	(153,749)	(167,661)	(321,087)

Net amounts	$371,698	$338,058	$295,768

Three months ended September 30, 2004

Direct business	$423,554	$394,490	$315,347
Reinsurance assumed	66,595	70,565	101,415
Reinsurance ceded	(234,556)	(216,865)	(214,445)

Net amounts	$255,593	$248,190	$202,317

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30, 2005	December 31, 2004
Reinsurance recoverable on paid losses	$97,984	$89,508
Reinsurance recoverable on outstanding losses	427,741	509,512
Reinsurance recoverable on incurred but not reported losses	751,214	520,404
Reserve for uncollectible reinsurance	(14,335)	(20,425)

Total reinsurance recoverables	$1,262,604	$1,098,999

Our U.S. domiciled insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset. We are in the process of obtaining additional letters of credit for the 2005 hurricane losses that occurred in September 2005.

	September 30, 2005	December 31, 2004
Payables to reinsurers	$327,120	$350,514
Letters of credit	243,563	265,152
Cash deposits	64,289	68,307

Total credits	$634,972	$683,973

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30, 2005	December 31, 2004
Loss and loss adjustment expense payable	$2,629,397	$2,089,199
Reinsurance recoverable on outstanding losses	(427,741)	(509,512)
Reinsurance recoverable on incurred but not reported losses	(751,214)	(520,404)

Net reserves	$1,450,442	$1,059,283

Unearned premium	$811,294	$741,706
Ceded unearned premium	(261,340)	(317,055)

Net unearned premium	$549,954	$424,651

Deferred policy acquisition costs	$154,219	$139,199
Deferred ceding commissions	(71,379)	(94,896)

Net deferred policy acquisition costs	$82,840	$44,303

Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. We are currently in negotiations with most of these parties but, if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. During the third quarter of 2005, we resolved certain arbitrations. Amounts with respect to the remaining arbitration and litigation proceedings that we initiated are not material.

We have a reserve of $14.3 million at September 30, 2005 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$129,326	$106,786	$7,950	$15,803

Weighted average common shares outstanding	104,617	96,740	105,623	97,019

Dilutive effect of outstanding options (determined using the treasury stock method)	1,584	1,620	1,636	1,389

Dilutive effect of convertible debt (determined using the treasury stock method)	1,802	1	2,559	1

Weighted average common shares and potential common shares outstanding	108,003	98,361	109,818	98,409

Anti-dilutive stock options not included in treasury stock method computation	680	—	13	143

(5)	SEGMENT AND GEOGRAPHIC INFORMATION

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance			Other
	Company		Agency	Operations	Corporate	Total
Nine months ended September 30, 2005

Revenue:
Domestic	$892,697		$46,532	$22,067	$1,974	$963,270
Foreign	203,278		29,998	—	—	233,276
Inter-segment	153		65,789	—	—	65,942

Total segment revenue	$1,096,128		$142,319	$22,067	$1,974	1,262,488

Inter-segment eliminations						(65,942)

Consolidated total revenue						$1,196,546

Net earnings:
Domestic	$77,736		$20,592	$13,716	$1,378	$113,422
Foreign	9,466		3,908	—	—	13,374

Total segment net earnings	$87,202	(1)	$24,500	$13,716	$1,378	126,796

Inter-segment eliminations						1,823
Earnings from discontinued operations, net of taxes						707

Consolidated net earnings						$129,326

Other items:
Net investment income	$63,222		$4,820	$767	$1,230	$70,039
Depreciation and amortization	3,500		5,603	343	1,617	11,063
Interest expense (benefit)	313		6,859	564	(1,888)	5,848
Capital expenditures	1,520		2,745	249	2,038	6,552

Income tax expense	34,721		17,769	6,524	626	59,640
Inter-segment eliminations						927

Consolidated income tax expense on continuing operations						$60,567

(1)	Includes $48.3 million after-tax loss due to the 2005 hurricanes and $16.9 million after-tax loss due to commutations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance			Other
	Company		Agency	Operations	Corporate	Total
Nine months ended September 30, 2004

Revenue:
Domestic	$628,929		$64,946	$9,330	$2,540	$705,745
Foreign	176,838		34,902	—	—	211,740
Inter-segment	464		69,575	—	—	70,039

Total segment revenue	$806,231		$169,423	$9,330	$2,540	987,524

Inter-segment eliminations						(70,039)

Consolidated total revenue						$917,485

Net earnings (loss):
Domestic	$58,644		$27,431	$5,665	$(803)	$90,937
Foreign	8,844		12,731	—	—	21,575

Total segment net earnings (loss)	$67,488	(1)	$40,162	$5,665	$(803)	112,512

Inter-segment eliminations						(5,704)
Loss from discontinued operations						(22)

Consolidated net earnings						$106,786

Other items:
Net investment income	$41,950		$2,508	$619	$537	$45,614
Depreciation and amortization	3,864		6,564	379	864	11,671
Interest expense (benefit)	527		6,402	565	(1,476)	6,018
Capital expenditures	2,109		1,214	16	2,379	5,718

Income tax expense	30,320		26,484	2,043	1,238	60,085
Inter-segment eliminations						(4,046)

Consolidated income tax expense on continuing operations						$56,039

(1)	Includes $35.7 million after-tax loss due to the 2004 hurricanes.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance			Other
	Company		Agency	Operations	Corporate	Total
Three months ended September 30, 2005

Revenue:
Domestic	$312,271		$16,668	$15,682	$769	$345,390
Foreign	58,253		8,388	—	—	66,641
Inter-segment	12		21,065	—	—	21,077

Total segment revenue	$370,536		$46,121	$15,682	$769	433,108

Inter-segment eliminations						(21,077)

Consolidated total revenue						$412,031

Net earnings (loss):
Domestic	$2,276		$4,049	$9,821	$3,594	$19,740
Foreign	(13,162)		659	—	—	(12,503)

Total segment net earnings (loss)	$(10,886	)(1)	$4,708	$9,821	$3,594	7,237

Inter-segment eliminations						6
Earnings from discontinued operations, net of taxes						707

Consolidated net earnings						$7,950

Other items:
Net investment income	$22,607		$1,924	$79	$388	$24,998
Depreciation and amortization	1,164		1,708	128	703	3,703
Interest expense (benefit)	47		2,514	186	(677)	2,070
Capital expenditures	757		1,211	172	1,119	3,259

Income tax expense (benefit)	(9,875)		3,937	5,174	1,742	978
Inter-segment eliminations						(139)

Consolidated income tax expense on continuing operations						$839

(1)	Includes $48.3 million after-tax loss due to the 2005 hurricanes and $16.9 million after-tax loss due to commutations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2004

Revenue:
Domestic	$226,297	$22,480	$4,503	$1,716	$254,996
Foreign	56,450	10,751	—	—	67,201
Inter-segment	113	25,368	—	—	25,481

Total segment revenue	$282,860	$58,599	$4,503	$1,716	347,678

Inter-segment eliminations					(25,481)

Consolidated total revenue					$322,197

Net earnings (loss):
Domestic	$10,193	$10,637	$2,808	$58	$23,696
Foreign	(9,475)	4,060	—	—	(5,415)

Total segment net earnings	$718 (1)	$14,697	$2,808	$58	18,281

Inter-segment eliminations					(2,655)
Earnings from discontinued operations					177

Consolidated net earnings					$15,803

Other items:
Net investment income	$14,596	$1,000	$433	$183	$16,212
Depreciation and amortization	1,739	1,992	141	431	4,303
Interest expense (benefit)	161	2,340	188	(629)	2,060
Capital expenditures	582	469	—	844	1,895

Income tax expense (benefit)	(1,499)	9,356	1,137	879	9,873
Inter-segment eliminations					(1,966)

Consolidated income tax expense on continuing operations					$7,907

(1)	Includes $35.7 million after-tax loss due to the 2004 hurricanes.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
The following tables present selected revenue items by line of business.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Diversified financial products	$371,414	$207,684	$143,084	$77,571
Group life, accident and health	380,681	245,945	125,079	86,055
Aviation	101,817	92,283	35,008	35,016
London market account	66,402	83,572	8,784	22,050
Other specialty lines	69,574	46,845	25,023	18,554

	989,888	676,329	336,978	239,246
Discontinued lines	6,013	40,994	1,080	8,944

Net earned premium	$995,901	$717,323	$338,058	$248,190

Property and casualty	$87,137	$90,374	$26,813	$30,024
Accident and health	15,315	45,462	5,260	15,867

Fee and commission income	$102,452	$135,836	$32,073	$45,891

(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest paid	$5,756	$5,848	$3,140	$2,326
Income taxes paid	63,138	96,284	13,579	24,275
Comprehensive income (loss)	111,331	112,697	(4,647)	38,188
Ceding commissions netted with policy acquisition costs	80,588	80,216	25,957	26,536

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
(7)	COMMITMENTS AND CONTINGENCIES

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

We are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is similar to other actions brought by the liquidator. We continue to vigorously contest the action.

Although the ultimate outcome of the matters mentioned above cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

A reinsurance broker subsidiary was named as a defendant in legal proceedings related to a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. In 2005, we entered into settlement agreements with the insurance company participants, which will have no impact on our consolidated results of operations or cash flows as the claims were covered by insurance.

We previously received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. We received no additional inquiries during the third quarter of 2005. Published press reports indicate that numerous inquiries of this nature were sent to insurance companies as part of industry-wide investigations. We have cooperated fully with all such investigations and have provided responsive information to all inquiries. Based on presently available information, we do not expect any adverse results from such investigations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data, continued)
Leases

We lease administrative office facilities and transportation equipment under long-term non-cancelable operating leases that expire at various dates through 2016. Future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, are as follows:

Three months ended December 31, 2005	$2,224
Year ended December 31, 2006	8,515
Year ended December 31, 2007	8,190
Year ended December 31, 2008	7,017
Year ended December 31, 2009	5,083
Thereafter	17,065

Total future minimum rental payments	$48,094

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications, since the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of September 30, 2005, we have recorded a liability of $14.1 million to cover our anticipated payments under these indemnifications.

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
During the past several years, we substantially increased our shareholders’ equity through retaining most of our earnings. With this additional equity, we increased the underwriting capacity of our insurance companies and made acquisitions, adding new lines of business and emphasizing lines of business and individual opportunities with favorable underwriting characteristics. As an insurer, we also purchase reinsurance for some of our lines of business. We purchase different types of reinsurance in amounts we consider appropriate for our individual lines of business based on market conditions and the level of risk we wish to retain.
In the third quarter of both 2005 and 2004, the insurance industry suffered record losses from eight hurricanes that affected the Gulf Coast of the United States. Although we estimate we will incur gross losses of $295.0 million from the 2005 hurricanes and $85.4 million from the 2004 hurricanes, we estimate that our net ultimate losses will be reduced to $74.4 million and $27.3 million, respectively, due to our effective reinsurance programs. Despite these large hurricane losses, we generated a profit from our expanding operations in both of these quarters.
After a three year period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past two years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in response to these market conditions. During 2005, we again increased our retentions on certain of our lines of business. These higher retention levels increased our net written and earned premium and contributed additional underwriting profits to our net earnings. We expect premium rates to increase in the future, reflecting the significant losses from the increased frequency and severity of recent catastrophic events.
In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of common stock, payable to shareholders of record on July 1, 2005. The distribution of the 35.1 million shares was reflected as of June 30, 2005 in our condensed consolidated financial statements. The distribution had no impact on our consolidated shareholders’ equity, results of operations or cash flows. All per share and weighted average share amounts were restated to reflect the effect of the stock split on a retroactive basis.
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended September 30, 2005 and 2004 are the same as those discussed below for the respective nine month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, number of employees and ratios.

Results of Operations
Net earnings increased 21% to $129.3 million and net earnings per diluted share increased 10% to $1.20 in the first nine months of 2005, from $106.8 million and $1.09 per diluted share in the same period of 2004. Net earnings were $8.0 million and net earnings per diluted share were $0.07 in the third quarter of 2005, compared to $15.8 million and $0.16 per diluted share in the third quarter of 2004.
During the third quarter of 2005 and 2004, catastrophic events occurred related to eight hurricanes: Katrina, Rita, Dennis and Emily (collectively, the 2005 hurricanes) and Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). In addition, in the current quarter, we commuted certain reinsurance recoverables, primarily related to our discontinued accident and health line of business. In consideration of discounting the recoverables and reassuming the associated loss reserves, we received cash payments of $119.6 million, which were less than the related recoverables and recognized a loss for the difference. The following table shows the indicated amounts, as well as the effect of the hurricanes and commutations on those amounts.

			Effect of	Effect of
	Nine months ended	Three months ended	hurricanes	commutations
	September 30, 2005	September 30, 2005	(both periods)	(both periods)
Gross incurred loss and loss adjustment expense	$1,180,055	$616,855	$295,026	$—
Net incurred loss and loss adjustment expense	679,932	295,768	53,683	26,041
Ceded earned premium	489,418	167,661	20,746	—
Net earnings (loss)	129,326	7,950	(48,264)	(16,927)
Diluted earnings (loss) per share – year to date	1.20		(0.45)	(0.16)
Diluted earnings (loss) per share – third quarter		0.07	(0.44)	(0.15)

			Effect of
	Nine months ended	Three months ended	hurricanes
	September 30, 2004	September 30, 2004	(both periods)
Gross incurred loss and loss adjustment expense	$963,268	$416,762	$110,000
Net incurred loss and loss adjustment expense	476,079	202,317	47,918
Ceded earned premium	640,379	216,865	7,082
Net earnings (loss)	106,786	15,803	(35,673)
Diluted earnings (loss) per share	1.09	0.16	(0.36)

The following table shows our net loss, expense and combined ratios and the effect that the losses related to the hurricanes and commutations had on these ratios. To determine the effect of the hurricanes and commutations, we calculated the 2005 and 2004 net loss ratios by excluding $79.7 million and $47.9 million, respectively, of losses from the numerator and $20.7 million and $7.1 million, respectively, of reinstatement premium from the denominator of the net loss ratio.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Ratios:
Net loss ratio	68.3%	66.4%	87.5%	81.5%
Expense ratio	26.0	26.5	25.3	26.3

Combined ratio	94.3%	92.9%	112.8%	107.8%

Effect of hurricanes and commutations:
Net loss ratio	9.3%	7.3%	27.3%	21.0%
Expense ratio	0.5	0.3	1.4	0.7

Combined ratio	9.8%	7.6%	28.7%	21.7%

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earned premium	83.2%	78.2%	82.0%	77.0%
Fee and commission income	8.6	14.8	7.8	14.3
Net investment income	5.8	5.0	6.1	5.0
Net realized investment gain	0.2	0.5	—	1.2
Other operating income	2.2	1.5	4.1	2.5

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	56.8	51.9	71.8	62.8
Policy acquisition costs, net	15.5	17.2	15.9	17.2
Other operating expense	11.4	12.5	9.8	12.1
Interest expense	0.5	0.7	0.5	0.6

Earnings from continuing operations before income tax expense	15.8	17.7	2.0	7.3
Income tax expense	5.1	6.1	0.2	2.5

Earnings from continuing operations	10.7%	11.6%	1.8%	4.8%

Total revenue increased 30% to $1.2 billion in the first nine months of 2005 and 28% to $412.0 million in the third quarter of 2005, driven by significant growth in net earned premium in our two largest lines, diversified financial products and group life, accident and health. Approximately 10% of the increase in year-to-date 2005 revenue was due to the acquisition of subsidiaries and startup of new operations. We acquired United States Surety Company and De Montfort Group Limited in 2005 and several other entities in 2004. The results of operations of these companies are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. We expect total revenue to continue to grow through 2006.

Gross written premium, net written premium and net earned premium are detailed below. We have experienced increases in premium due to increased retentions, growth of the surety business within our diversified financial products line of business, and acquisitions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Gross written premium	$1,540,002	$1,470,920	$525,447	$490,149
Net written premium	1,107,443	800,409	371,698	255,593
Net earned premium	995,901	717,323	338,058	248,190
The table below shows the source of our fee and commission income.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Agencies	$72,162	$97,543	$23,533	$32,341
Insurance companies	30,290	38,293	8,540	13,550

Fee and commission income	$102,452	$135,836	$32,073	$45,891

Fee and commission income decreased to $102.5 million in the first nine months of 2005 and to $32.1 million in the third quarter of 2005, as expected, since we decreased the level of ceded reinsurance by our insurance company subsidiaries in certain lines of business. These reductions reduced the revenue from our reinsurance brokers and the ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company. The higher levels of retentions resulted in increased underwriting revenue and profitability in our insurance company subsidiaries.
The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2005	2004	2005	2004
Fixed income securities	$56,017	$40,360	$19,855	$14,285
Short-term investments	13,899	6,266	5,468	2,249
Other investments	2,891	718	482	330

Total investment income	72,807	47,344	25,805	16,864
Investment expense	(2,768)	(1,730)	(807)	(652)

Net investment income	$70,039	$45,614	$24,998	$16,212

Net investment income increased 54% to $70.0 million in the first nine months of 2005 and 54% to $25.0 million in the third quarter. These increases were primarily due to higher investment assets, which increased to $3.0 billion at September 30, 2005 compared to $2.1 billion at September 30, 2004. The growth in investment assets resulted from cash flow from operations, commutations of reinsurance recoverables, our public offering of stock in the fourth quarter of 2004 and the expansion of our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Additionally, yields on our short-term investments were higher in 2005 than 2004. During the past year, we shifted some funds from short-term investments to fixed income securities and increased the mix of tax exempt municipal bonds in our portfolio. We expect investment assets to continue to increase in the fourth quarter, consistent with our anticipated growth in revenue and possible additional commutations of reinsurance recoverables. If market interest rates rise, investment income will accelerate, since new funds and current maturities could be invested at higher rates.
During the third quarter of 2005, our unrealized loss on fixed income securities was $0.7 million, down from unrealized gains of $23.3 million at June 30, 2005 and $20.7 million at December 31, 2004, due to movements in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. During October 2005, we recorded an additional unrealized loss on fixed income securities of $19.7 million due to an increase in market interest rates.
Information about our portfolio of fixed income securities was as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Average yield	3.92%	4.07%	3.85%	3.94%
Average tax equivalent yield	4.81%	4.76%	4.75%	4.65%
Weighted average maturity	7.6 years	4.6 years
Weighted average duration	4.8 years	3.8 years
Other operating income increased in 2005 compared to the prior year, primarily from a net gain on sales of trading securities and a gain on the sale of a dormant subsidiary. Period to period comparisons in this category may vary substantially depending on market values of and transactions in trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the components of other operating income.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Trading securities	$9,210	$3,855	$7,783	$2,398
Sale of dormant subsidiary	4,271	—	4,271	—
Financial instruments	3,250	3,609	603	2,278
Other	9,385	6,753	4,207	3,302

Other operating income	$26,116	$14,217	$16,864	$7,978

Other operating expense, which includes compensation expense, increased 18% in the first nine months of 2005 and 4% in the third quarter. The increases primarily related to higher incentive compensation based on increased profitability, operating expenses of subsidiaries acquired or formed in 2004 and 2005 and an indemnification claim expensed in the second quarter of 2005. We had 1,373 employees at September 30, 2005, compared to 1,217 a year earlier. The increase in employees was primarily due to acquisitions.
Our effective income tax rate on earnings from continuing operations was 32.0% for the nine months and 10.4% for the quarter ended September 30, 2005, compared to 34.4% and 33.6%, respectively, in the same periods of 2004. The effective tax rate decreased in 2005 because our tax exempt interest income increased as a percentage of our pre-tax income, particularly in the third quarter due to the commutation and hurricane losses, and we recorded a special $2.1 million repatriation tax benefit, mainly in the second quarter.
At September 30, 2005, book value per share was $13.97, up from $12.97 at December 31, 2004. Total assets were $6.6 billion and shareholders’ equity was $1.5 billion, up from $5.9 billion and $1.3 billion, respectively, at December 31, 2004.

Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 29% to $87.2 million in the first nine months of 2005 compared to $67.5 million in 2004. The 2005 period includes $65.2 million of after-tax losses related to commutations and hurricanes, while the 2004 period includes $35.7 million of after-tax hurricane losses. Increased retentions, which resulted in higher earned premium, and increased investment income contributed to the growth in segment net earnings. Effective January 1, 2005, we consolidated the operations of our largest underwriting agency into our life insurance company, which reduced fee and commission income of our agency segment but increased the underwriting profitability of our insurance company segment. We expect net earnings from our insurance companies to continue to grow during the fourth quarter.
The following table details premium amounts and their percentages of gross written premium.

	Nine months ended September 30,				Three months ended September 30,
	2005		2004		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%
Direct	$1,322,105	86%	$1,252,358	85%	$458,029	87%	$423,554	86%
Reinsurance assumed	217,897	14	218,562	15	67,418	13	66,595	14

Gross written premium	1,540,002	100	1,470,920	100	525,447	100	490,149	100
Reinsurance ceded	(432,559)	(28)	(670,511)	(46)	(153,749)	(29)	(234,556)	(48)

Net written premium	1,107,443	72	800,409	54	371,698	71	255,593	52
Change in unearned premium	(111,542)	(7)	(83,086)	(5)	(33,640)	(7)	(7,403)	(1)

Net earned premium	$995,901	65%	$717,323	49%	$338,058	64%	$248,190	51%

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Nine months ended September 30, 2005

Diversified financial products	$665,400	$480,405	72%	$371,414
Group life, accident and health	448,378	381,367	85	380,681
Aviation	159,446	99,879	63	101,817
London market account	124,164	64,938	52	66,402
Other specialty lines	133,766	78,542	59	69,574

	1,531,154	1,105,131	72	989,888
Discontinued lines	8,848	2,312	nm	6,013

Totals	$1,540,002	$1,107,443	72%	$995,901

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Nine months ended September 30, 2004

Diversified financial products	$606,847	$267,997	44%	$207,684
Group life, accident and health	441,090	249,172	56	245,945
Aviation	149,996	109,564	73	92,283
London market account	151,993	92,587	61	83,572
Other specialty lines	105,055	61,315	58	46,845

	1,454,981	780,635	54	676,329
Discontinued lines	15,939	19,774	nm	40,994

Totals	$1,470,920	$800,409	54%	$717,323

Three months ended September 30, 2005

Diversified financial products	$241,781	$184,931	76%	$143,084
Group life, accident and health	142,086	124,358	88	125,079
Aviation	53,090	31,597	60	35,008
London market account	32,366	(370)	nm	8,784
Other specialty lines	49,991	30,220	60	25,023

	519,314	370,736	71	336,978
Discontinued lines	6,133	962	nm	1,080

Totals	$525,447	$371,698	71%	$338,058

Three months ended September 30, 2004

Diversified financial products	$215,184	$100,183	47%	$77,571
Group life, accident and health	147,235	87,860	60	86,055
Aviation	53,003	34,483	65	35,016
London market account	34,649	10,701	31	22,050
Other specialty lines	41,061	22,506	55	18,554

	491,132	255,733	52	239,246
Discontinued lines	(983)	(140)	nm	8,944

Totals	$490,149	$255,593	52%	$248,190

nm — Not meaningful comparison
Gross written premium increased 5% to $1.5 billion in the first nine months of 2005 and 7% to $525.4 million in the third quarter. We expect gross premium to continue to grow through 2006. Net written premium increased 38% to $1.1 billion and net earned premium increased 39% to $1.0 billion in the first nine months of 2005 and 45% and 36%, respectively, in the third quarter. These increases were primarily due to higher retention levels on most non-catastrophe business. The overall percentage of retained premium increased to 72% in the first nine months of 2005 from 54% in the same period of 2004. Even though there is some pricing competition in certain of our markets, due to our underwriting discipline our margins remain at an acceptable level of profitability.

The changes in premium volume and retention levels between 2005 and 2004 resulted principally from the following factors:
•	The largest gross and net premium growth was in our diversified financial products line of business. Our professional indemnity and surety business increased in 2005 due to organic growth and acquisitions. Our directors’ and officers’ liability gross written premium declined in 2005 due to our underwriting discipline following increased competition and premium rate reductions on some of our business. Our growth in net written premium was due to increased retentions resulting from a reduction of proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	While competition, principally from primary writers, continues to result in some premium rate reductions in our group life, accident and health line of business, profit margins remain at acceptable levels; therefore, we increased our retentions in 2005. This line of business generally is not volatile and has very little catastrophe exposure.

•	Aviation retentions in 2005 are comparable to 2004 excluding the effect of recapture of ceded unearned premium in the second quarter of 2004. This portfolio transfer increased net, but not gross, written premium in 2004.

•	We reduced our London market account premium writings throughout 2005, due to more selective underwriting in response to reduced premium rates from increased competition. Net written premium was reduced in the third quarter of both years by additional excess of loss premium to reinstate catastrophe reinsurance coverage, which distorts the retention percentages.

•	We experienced organic growth in our other specialty line of business from increased writings in three products.
The table below shows the composition of net incurred loss and loss adjustment expense.

	Nine months ended September 30,				Three months ended September 30,
	2005		2004		2005		2004
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
Net reserve deficiency (redundancy)	$1,471	0.2%	$7,044	1.0%	$(870)	(0.3)%	$4,192	1.7%
Hurricanes	53,683	5.4	47,918	6.7	53,683	15.9	47,918	19.3
Commutations	26,041	2.6	—	—	26,041	7.7	—	—
All other net incurred loss and loss adjustment expense	598,737	60.1`	421,117	58.7	216,914	64.2	150,207	60.5

Net incurred loss and loss adjustment expense	$679,932	68.3%	$476,079	66.4%	$295,768	87.5%	$202,317	81.5%

Our net reserve deficiencies for the nine months and three months ended September 30, 2005 were $27.5 million and $25.2 million, respectively, both of which include $26.0 million due to the commutations, which primarily affected our discontinued lines of business. We reduced our net loss reserves on the 2004 hurricanes by $5.8 million in the second quarter of 2005 to reflect current estimates of our remaining liabilities. This reduction was offset by reserve increases in our London market account and group life, accident and health business. For the nine months and three months ended September 30, 2004, net reserve deficiencies of $11.6 million and $5.1 million, respectively, were recorded on certain business in our discontinued lines. This was partially offset by some small movements in our other lines of business. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 79.4% (including 19.9% related to hurricanes) and 70.9% (including 8.1% related to hurricanes) in the first nine months of 2005 and 2004, respectively. The gross loss ratio was 122.0% (including 58.3% related to hurricanes) and 89.6% (including 23.7% related to hurricanes) in the third quarter of 2005 and 2004, respectively. The following table provides comparative net loss ratios by line of business.

	Nine months ended September 30,				Three months ended September 30,
	2005		2004		2005		2004
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$371,414	48.1%	$207,684	47.1%	$143,084	48.5%	$77,571	49.3%
Group life, accident and health	380,681	73.0	245,945	64.4	125,079	78.9	86,055	67.7
Aviation	101,817	73.3	92,283	69.6	35,008	100.0	35,016	86.9
London market account	66,402	95.1	83,572	90.3	8,784	424.3	22,050	215.5
Other specialty lines	69,574	76.1	46,845	70.1	25,023	111.2	18,554	84.8

	989,888	65.4	676,329	63.4	336,978	79.6	239,246	79.5
Discontinued lines	6,013	nm	40,994	115.3	1,080	nm	8,944	135.4

Totals	$995,901	68.3%	$717,323	66.4%	$338,058	87.5%	$248,190	81.5%

Expense ratio		26.0		26.5		25.3		26.3

Combined ratio		94.3%		92.9%		112.8%		107.8%

nm – Not meaningful comparison
Comments on significant changes in net loss ratios by line of business follow:
•	Group life, accident and health — Both competition and medical cost inflation is higher in 2005 than previously predicted, resulting in higher projected loss ratios in the 2004 and 2005 underwriting years, however, our underwriting margins in this line of business remain acceptable.

•	Aviation — The 2005 hurricanes increased the loss ratios 8.2% and 24.1% for the nine months and third quarter of 2005, respectively, and the 2004 hurricanes increased the loss ratios 11.3% and 29.9% for the nine months and third quarter of 2004, respectively. Year-to-date 2005 also includes the positive impact from the release of redundant reserves related to the 2004 hurricanes. Excluding the impact of the hurricanes, the third quarter of 2005 had worse than expected underwriting experience due to some large international losses.

•	London market account — The 2005 hurricanes increased the loss ratios 54.9% and 393.3% for the nine months and third quarter of 2005, respectively, and the 2004 hurricanes increased the loss ratios 43.3% and 165.2% for the nine months and third quarter of 2004, respectively. The London market account line of business can have relatively high quarter-to-quarter volatility due to catastrophe exposure.

•	Other specialty lines —The 2005 hurricanes increased the net loss ratios 18.6% and 51.8% for the nine months and third quarter of 2005, respectively, and the 2004 hurricanes increased the loss ratios 9.9% and 25.0% for the nine months and third quarter of 2004, respectively.

•	Discontinued lines — The 2005 commutation losses primarily affected this line of business.
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $185.7 million in 2005 from $157.8 million in 2004, primarily due to the increase in net earned premium. Policy acquisition costs as a percentage of net earned premium declined to 18.6% in 2005 from 22.0% in 2004 due to a change in the mix of business, reductions in commission rates on certain lines of business, and our increased retentions, which increased our net earned premium at a higher rate than our non-commission acquisition costs. The expense ratio decreased in 2005 compared to 2004 for the same reasons, partially offset by a reduction in ceded commissions in excess of policy acquisition costs.
Agency Segment
Revenue from our agency segment decreased to $142.3 million in 2005 from $169.4 million in 2004, primarily due to the consolidation of our largest underwriting agency into our life insurance company effective January 1, 2005, less business produced in certain lines, and the overall effect of ceding less reinsurance. As a result, segment net earnings also decreased in 2005 to $24.5 million from $40.2 million in 2004. We expect the revenue and net earnings of this segment to continue to decrease in the fourth quarter of 2005 and then should stabilize in 2006. However, while these actions will result in less fee and commission income to our agency segment, they will result in increased insurance company revenue and net earnings.
Liquidity and Capital Resources
We receive substantial cash from premiums, reinsurance recoverables, commutations, fee and commission income and, to a lesser extent, investment income and proceeds from sales and redemptions of investments. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes and dividends.
Our cash provided by operating activities has been strong in recent years, principally due to our increasing net earnings, growth in net written premium and net loss reserves due to organic growth and increased retentions, commutations of selected reinsurance agreements, and expansion of our diversified financial products line of business.
Cash provided by operating activities increased $102.7 million in the nine months and $197.5 million in the third quarter of 2005 compared to comparable periods in 2004. Both increases include $119.6 million of cash we received for commutations in the third quarter of 2005. Excluding the commutations, cash provided by operating activities decreased $16.9 million year-to-date and increased $77.9 million in the third quarter. This represents an improved trend compared to the second quarter of 2005. At that time, we had not yet realized the full benefit of our increased retentions, since we were still settling reinsurance balances from 2004 when we purchased considerably more reinsurance. Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and the payment of losses. In addition, the timing of transactions in our trading portfolio, which reduced cash provided by operating activities to a greater extent in 2005, may vary substantially, up or down, depending on activity in any given period.

The components of our net operating cash flows are detailed in the following table.

	Nine months ended		Three months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net earnings	$129,326	$106,786	$7,950	$15,803
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(68,776)	(6,768)	60,053	13,085
Change in unearned premium, net	108,585	84,880	32,106	5,339
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	364,888	199,300	257,531	94,847
Change in trading portfolio	(54,654)	5,623	(16,600)	4,174
Other, net	(26,115)	(39,242)	(6,623)	3,697

Cash provided by operating activities	$453,254	$350,579	$334,417	$136,945

We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our combined cash and investment portfolio increased $504.4 million during 2005 and totaled $3.0 billion at September 30, 2005. Included in short-term investments at September 30, 2005 is $192.2 million of funds held by underwriting agencies or reinsurance brokers for the benefit of insurance or reinsurance clients. We earn the interest income on these funds.
In the first nine months of 2005, we paid $35.1 million, which had been accrued at December 31, 2004, related to contingent consideration based on the terms of prior acquisition agreements. On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited for $10.5 million cash and 274 thousand shares of our common stock.
Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had no borrowings at September 30, 2005. We have filed registration statements with the United States Securities and Exchange Commission that provide a shelf registration for an aggregate of $750.0 million of our securities, of which we have $525.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof.
As a result of our common stock trading at specified price levels in the third quarter, holders may elect to surrender our 2.00% Convertible Exchange Notes (Notes) in the fourth quarter for cash equal to the principal amount of the Notes ($172.4 million at September 30, 2005) and common stock for the value of the conversion premium. No Notes were surrendered in the third quarter. We expect to use the Revolving Loan Facility to fund any Notes surrendered in the fourth quarter. Assuming an average price of $28.00 for our stock, we would issue approximately 1.9 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share in all periods. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.
The contractual obligations table in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K shows these Notes as maturing in 2007 due to a put option. Based on the change in our stock price, the Notes may be surrendered in the fourth quarter of 2005, as discussed above. In addition, as of September 30, 2005, our future lease commitments have changed, as disclosed in Note 7 to the Condensed Consolidated Financial Statements.
Our debt to total capital ratio was 17.3% at September 30, 2005 and 19.0% at December 31, 2004.
We believe that our operating cash flows, investments, bank facility and shelf registration will provide sufficient sources of liquidity to meet our current operating needs.

Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2004.
Recent Accounting Pronouncements
The FASB has issued SFAS No. 123(R), Share-Based Payment, which requires stock-based employee compensation to be deducted from net income beginning January 1, 2006. We are currently reviewing the requirements of SFAS No. 123(R), including the valuation methods permitted. Using the Black-Scholes single option pricing model that we utilized for the SFAS No. 123 calculations included in Note 1 to the Condensed Consolidated Financial Statements, compensation costs related to nonvested awards approximated $40.6 million at September 30, 2005. If we ultimately utilize the Black-Scholes model for purposes of SFAS No. 123(R), this cost will be recognized through the last vesting period in 2010, although approximately 81% will be recognized through 2008.
In September 2005, the Emerging Issues Task Force (EITF) approved issuance of FASB Staff Position (FSP) FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” to be released in the fourth quarter of 2005. The FSP will require recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other than temporary, even if the investor has not decided to sell the security. This standard will replace current guidance in Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard will be effective January 1, 2006. We expect that adoption of this FSP will have an immaterial impact on our consolidated financial position, results of operations or cash flows.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. , “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission.
b. Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We are presently engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. Our understanding is that such litigation is similar to other actions brought by the liquidator. We continue to vigorously contest the action.
Although the ultimate outcome of the matters mentioned above cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
A reinsurance broker subsidiary was named as a defendant in legal proceedings related to a discontinued workers’ compensation reinsurance facility commonly known as the Unicover Pool. In 2005, we entered into settlement agreements with the insurance company participants, which will have no impact on our consolidated results of operations or cash flows as the claims were covered by insurance.
We previously received subpoenas and other inquiries from various state officials and regulatory bodies concerning on-going investigations of insurance marketing and sales practices. We received no additional inquiries during the third quarter of 2005. Published press reports indicate that numerous inquiries of this nature were sent to insurance companies as part of industry-wide investigations. We have cooperated fully with all such investigations and have provided responsive information to all inquiries. Based on presently available information, we do not expect any adverse results from such investigations.
Item 6. Exhibits

a.	Exhibits
	31.1	Certification by Chief Executive Officer

	31.2	Certification by Chief Financial Officer

	32.1	Certification with respect to quarterly report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

November 8, 2005	/s/ Stephen L. Way

(Date)	Stephen L. Way, Chairman of the Board,
Chief Executive Officer and President

November 8, 2005	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with respect to quarterly report