Form 10-K
period 2005-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-03-16
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2005

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
Securities registered pursuant to Section 12(g) of the Act: NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes ☑         No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐         No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
     Large accelerated filer ☑         Accelerated filer ☐         Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
     The aggregate market value on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion. For purposes of the determination of the above stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.
     The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 28, 2006 was 111.1 million.
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
      Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	our ability to receive dividends from our insurance company subsidiaries in needed amounts;

•	fluctuations in foreign exchange rates; and

•	failures of our information technology systems, which could adversely affect our business.
      These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements which are included in this report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.
      Our forward-looking statements speak only at the date made and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this report may not occur.

PART I

Item 1.	Business
Business Overview
      HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040, and our telephone number is (713) 690-7300. We maintain an Internet web-site at www.hcc.com. The reference to our Internet web-site address in this report does not constitute the incorporation by reference of the information contained at this site in this report. We will make available, free of charge through publication on our Internet web-site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed or furnished to the Securities and Exchange Commission as soon as reasonably practicable after we have filed or furnished such materials with the Securities and Exchange Commission.
      As used in this report, unless otherwise required by the context, the terms “we,” “us” and “our” refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries and the term “HCC” refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.
      We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We concentrate our activities in selected, narrowly defined, specialty lines of business. We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland. Some of our operations have a broader international scope. We underwrite insurance both on a primary basis, where we insure a risk in exchange for a premium, and on a reinsurance basis, where we insure all or a portion of another insurance company’s risk in exchange for all or a portion of the premium. We market our products both directly to customers and through a network of independent and affiliated brokers, producers and agents.
      Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2001 through 2004, which is the latest period for which industry information is available, we had an average statutory combined ratio of 92.1% versus the less favorable 105.5% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2001 through 2005, our gross written premium increased from $1.0 billion to $2.0 billion, an increase of 102%, while net written premium increased 303% from $373.0 million to $1.5 billion. During this period, our revenue increased from $511.2 million to $1.6 billion, an increase of 222%. During the period December 31, 2001 through December 31, 2005, our shareholders’ equity increased 122% from $763.5 million to $1.7 billion and our assets increased 118% from $3.2 billion to $7.0 billion.
      Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

•	Diversified financial products
•	Group life, accident and health
•	Aviation
•	London market account
•	Other specialty lines
      Our operating insurance companies are rated “AA (Very Strong)” (3rd of 22 ratings) by Standard & Poor’s Corporation. Avemco Insurance Company, HCC Life Insurance Company, Houston Casualty Company and U.S. Specialty Insurance Company are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. American Contractors Indemnity Company, Perico Life Insurance Company and United States Surety Company are rated “A (Excellent)” (3rd of 16 ratings). Standard & Poor’s and A.M. Best are nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.
      Our underwriting agencies underwrite on behalf of our insurance companies and in certain situations for other non-affiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based on fee income and profit commissions and specialize in contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; marine; professional indemnity; mortgage and residual value insurance; and other specialty lines of business. Our principal underwriting agencies are Covenant Underwriters, HCC Global Financial Products, HCC Indemnity Guaranty Agency, HCC Specialty Underwriters and Professional Indemnity Agency.
      Our brokers provide reinsurance and insurance brokerage services for our insurance companies and our clients and receive fees for their services. A reinsurance broker structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance brokers do not bear any of the insurance risks of their client companies. They earn commission income, and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. Insurance broker operations consist of consulting with retail and wholesale clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks. Our brokers specialize in placing insurance and reinsurance for group life, accident and health, surety and property and casualty lines of business. Our brokers are Rattner Mackenzie, HCC Risk Management and Continental Underwriters.
Our Strategy
      Our business philosophy is to maximize underwriting profits and produce non-risk-bearing fee and commission income while limiting risk in order to preserve shareholders’ equity and maximize earnings. We concentrate our insurance writings in selected, narrowly defined, specialty lines of business where we believe we can achieve an underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to achieve our strategic objectives. We market our insurance products both directly to customers and through affiliated and independent brokers, agents and producers.
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
      In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business and also to shift the emphasis from our insurance risk-bearing business to our non-insurance, fee-based business, allows us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of increased competition. In addition, we believe that our underwriting agencies and brokers complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and reinsurance brokers permits us to retain a greater portion of the gross revenue derived from written premium.
      After a three-year period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past two years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in response to these market conditions. During 2005, we again increased our retentions on certain of our lines of business that were not generally exposed to catastrophe risk and where profit margins were usually more predictable.

These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profits and net earnings.
      Through reinsurance, our insurance companies transfer or cede all or part of the risk we have underwritten to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss to our insurance companies from both individual and catastrophic risks. The amount of reinsurance we purchase varies by, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business.
      When we determine to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profits without increasing our exposure to severe or catastrophe losses. In this regard, we may purchase less proportional or quota share reinsurance applicable to that line, thus accepting more of the risk but possibly replacing it with specific excess of loss reinsurance, where we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in a line of business where we believe there has been a favorable loss history, our policy limits are relatively low or we determine there is a low likelihood of catastrophe exposure.
      We also acquire or make strategic investments in companies that present an opportunity for future profits or for the enhancement of our business. We expect to continue to acquire complementary businesses. We believe that we can enhance acquired businesses through the synergies created by our underwriting capabilities and our other operations.
      Our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit and net earnings while preserving and achieving long-term growth of shareholders’ equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.
      In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business where there is an anticipation of underwriting profits based on various factors including premium rates, the availability and cost of reinsurance and market conditions;

•	limit our insurance companies’ aggregate net loss exposure from a catastrophic loss through the use of reinsurance for those lines of business exposed to such losses and diversification into lines of business not exposed to such losses; and

•	consider the potential acquisition of specialty insurance operations and other strategic investments.
Industry Segment and Geographic Information
      Financial information concerning our operations by industry segment and geographic data is included in the Consolidated Financial Statements and Notes thereto.
Recent Acquisitions
      We have made a series of acquisitions that have furthered our overall business strategy. Our recent major transactions are described below:
      On July 1, 2003, we acquired all of the outstanding shares of Covenant Underwriters Ltd. and Continental Underwriters Ltd., an underwriting agency and an insurance broker, respectively, specializing in commercial marine insurance. We initially paid $11.6 million and issued 471,806 shares of our common stock in connection with the acquisition. We paid an additional $1.6 million in 2005 related to a contractual earnout and may pay additional amounts if certain earnings targets are reached through December 31, 2006. We expect to pay $4.7 million in 2006 based on 2005 earnings.

      On January 31, 2004, we acquired all of the shares of Surety Associates Holding Co., Inc., the parent company of American Contractors Indemnity Company, a California-domiciled surety company. We paid $46.8 million for the acquisition. American Contractors Indemnity Company now operates with our other surety operations as part of our HCC Surety Group.
      On October 1, 2004, we acquired all of the shares of InsPro Corporation, a California underwriting agency specializing in professional indemnity insurance and which does business as RA&MCO Insurance Services. We paid $7.0 million and issued 74,750 shares of our common stock in connection with the acquisition. RA&MCO operates as a division of Professional Indemnity Agency.
      On February 25, 2005, we acquired United States Surety Company through a merger effected with its parent company, USSC Holdings, Inc. We issued 1.2 million shares of our common stock in connection with the acquisition. United States Surety Company is a Maryland-domiciled surety company and now operates as a part of our HCC Surety Group.
      On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited that we did not own for $10.5 million and 274,000 shares of our common stock. We acquired our initial 34% interest in January 2005. The key operating subsidiary, De Montfort Insurance Company, provides surety and credit insurance. It has been renamed HCC International Insurance Company and a significant amount of our other United Kingdom operations will be combined with this company in 2006.
      On December 1, 2005, we acquired Perico Ltd., a medical stop-loss insurance underwriting agency headquartered in St. Louis, Missouri. We paid $30.0 million and issued 158,599 shares of our common stock in connection with the acquisition.
      On December 13, 2005, we acquired MIC Life Insurance Corporation, a Delaware-domiciled insurance company, for $20.0 million. MIC has been renamed Perico Life Insurance Company and operations will be located in St. Louis, Missouri.
      We continue to evaluate acquisition opportunities and we may complete additional acquisitions during 2006. Any future acquisitions will be designed to expand and strengthen our existing lines of business or to provide access to additional specialty sectors, which we expect to contribute to our overall growth.
Recent Disposition
      On December 31, 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc. We received $73.2 million in total consideration related to the sale.
Insurance Company Operations

Lines of Business
      This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands):

	2005		2004		2003

Diversified financial products	$908,526	45%	$857,299	43%	$553,501	32%
Group life, accident and health	593,382	29	584,747	30	565,494	33
Aviation	210,530	10	204,963	10	214,718	12
London market account	144,425	7	178,950	9	223,149	13
Other specialty lines	176,139	9	133,964	7	73,475	4
Discontinued lines of business	5,284	—	15,230	1	109,557	6

Total gross written premium	$2,038,286	100%	$1,975,153	100%	$1,739,894	100%

      This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands):

	2005		2004		2003

Diversified financial products	$675,942	45%	$404,870	37%	$183,560	21%
Group life, accident and health	502,805	34	343,996	31	299,913	35
Aviation	130,743	9	144,687	13	99,447	12
London market account	78,809	5	107,509	10	155,987	18
Other specialty lines	109,106	7	83,980	7	36,837	4
Discontinued lines of business	3,819	—	20,477	2	89,758	10

Total net written premium	$1,501,224	100%	$1,105,519	100%	$865,502	100%

      This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our continuing lines of business:

	2005	2004	2003

Diversified financial products	74%	47%	33%
Group life, accident and health	85	59	53
Aviation	62	71	46
London market account	55	60	70
Other specialty lines	62	63	50

Continuing lines of business percentage retained	74%	55%	48%

Underwriting
      We underwrite primary business produced through affiliated underwriting agencies, independent and affiliated brokers and producers and by direct marketing efforts. We also write facultative or individual account reinsurance as well as some treaty reinsurance business.

Diversified Financial Products
      We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

•	directors’ and officers’ liability
•	employment practices liability
•	mortgage guaranty
•	professional indemnity
•	residual value insurance
•	surety and credit
•	other financial products
      We began to underwrite this line of business through a predecessor company in 1977. Our insurance companies started participating in this business in 2001. We have substantially increased our level of business in this area through the acquisition of a number of agencies and insurance companies that operate in this line, both domestically and internationally. Each of the acquired entities has significant experience in their respective specialties within this line of business. We have also formed entities which offer products in this line of business developed around teams of experienced underwriters.

      In 2002 and 2003, following several years of insurance industry losses, significant rate increases were experienced throughout our diversified financial products line of business, particularly directors’ and officers’ liability, which we began underwriting opportunistically in 2002. We benefited greatly from these improved conditions despite the fact that we had not been involved in the past losses. Gross written premium in the diversified financial products line rose to $908.5 million in 2005 compared to $857.3 million in 2004 due to acquisitions, premium rate increases and other organic growth in all products in this line. Rates have softened in 2004 and 2005 for some of the products in this line, but our underwriting margins are still very profitable. There is also considerable investment income derived from this line of business due to the extended periods involved in claims resolution.
      We had previously maintained reinsurance on our diversified financial products line of business, primarily on a proportional basis, but over the past two years have substantially increased our retentions. Although individual losses primarily in the directors’ and officers’ public company liability business may have potential severity, there is a relatively low risk of catastrophe exposure in this line of business and a reasonable expectation of underwriting profitability. Net premium written for the public company directors’ and officers’ liability was approximately $196.8 million in 2005. The remainder of the diversified financial products business is less volatile with relatively low limits.

Group Life, Accident and Health
      We write medical stop-loss business through HCC Life Insurance Company and, since its December 2005 acquisition, Perico Life Insurance Company. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employees’ medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We first began writing this business through a predecessor company in 1980. Our insurance companies started participating in this business in 1997. This line of business has grown both organically and through acquisitions. We are considered a market leader in medical stop-loss insurance. We also underwrite a small program of group life insurance offered to our insureds as a complement to our medical stop-loss products.
      Premium rates rose substantially beginning in 2000 and although competition has increased in recent years, underwriting results have remained profitable. Medical stop-loss business has relatively low limits, a low level of catastrophe exposure and a generally predictable result. Therefore, we have increased our retentions annually since 2001 and currently buy no reinsurance for this line of business.
      We began writing alternative workers’ compensation and occupational accident insurance in 1996 and this business is currently written through U.S. Specialty Insurance Company. The business in this line has relatively low limits, a relatively low level of catastrophe exposure and a generally predictable result.

Aviation
      We are a market leader in the general aviation insurance industry insuring aviation risks, both domestically and internationally. Types of aviation business include:

•	antique and vintage military aircraft
•	cargo operators
•	commuter airlines
•	corporate aircraft
•	fixed base operations
•	military and law enforcement aircraft
•	private aircraft owners
•	rotor wing aircraft
      We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We generally do not insure major airlines, major manufacturers or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.

      We have been underwriting aviation risks through Houston Casualty Company since 1981 and since 1959 in Avemco Insurance Company and U.S. Specialty Insurance Company, which were acquired in 1997. We are one of the largest writers of personal aircraft insurance in the United States. Our aviation gross premium has remained relatively stable since 1998, although we have increased our retentions as this business is predominantly written with small limits and has generally predictable results.
     London Market Account
      Our London market account business consists of accident and health, marine, energy and property business, and has been primarily underwritten by Houston Casualty Company’s London branch office. In the future, we intend to utilize HCC International Insurance Company to underwrite the non-U.S. based risks which comprise this line of business. This line represents some of our accident and health business and most of our catastrophe exposure. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line. The following table presents the details of net premium written within the London market account line of business (in thousands):

	2005	2004	2003

Marine	$23,799	$19,537	$14,552
Energy	15,621	26,258	40,065
Property	18,379	19,613	24,857
Accident and health	21,010	42,101	76,513

Total London market account net written premium	$78,809	$107,509	$155,987

      We underwrite marine risks for ocean-going vessels including hull, protection and indemnity, liabilities and cargo. We have underwritten marine risks since 1984 in varying amounts depending on market conditions.
      In our energy business, we underwrite physical damage and business interruption. We have been underwriting both onshore and offshore energy risks since 1988. This business includes:

•	drilling rigs

•	gas production and gathering platforms

•	natural gas facilities

•	petrochemical plants

•	pipelines

•	refineries
      Rates were relatively low for an extended period of time reaching levels where underwriting profitability was difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Underwriting profitability was adversely impacted by the 2004 and 2005 hurricane activity, but this has resulted in rates increasing substantially and policy conditions becoming more stringent. However, we continue to reinsure much of our catastrophe exposure, buying substantial amounts of reinsurance on both a proportional and excess basis.
      We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties including:

•	factories

•	hotels

•	industrial plants

•	office buildings

•	retail locations

•	utilities
      We have written property business since 1986, including business interruption, physical damage and catastrophe risks including flood and earthquake. Rates increased significantly following September 11, 2001, but had trended downward by 2005 despite the hurricane activity of 2004. The massive losses from hurricanes in 2005 have resulted in substantial rate increases but still due to over capacity, policy conditions have remained unchanged unlike energy risks. Accordingly, we are substantially reducing our involvement in policies with exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance which, unlike many industry participants, has shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While seriously affecting our earnings in the third quarter of each year, we still were able to produce record annual earnings.

      We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experience and other market factors, we significantly decreased premiums starting in 2004, although our business is now much more stable.
      Our London market account is reinsured both proportionally and on an excess of loss basis. Catastrophe exposure is closely monitored and reinsurance is purchased accordingly to limit our net exposure to a level that any loss is not expected to impact our capital. Previous net catastrophe losses from Hurricane Andrew in 1992, the Northridge Earthquake in 1994, the terrorist attacks on September 11, 2001 and the hurricanes of 2004 and 2005 did not exceed net earnings in the affected quarter.

Other Specialty Lines
      In addition to the above, we underwrite various other specialty lines of business, for which individual premiums by line of business are not at this time significant to our overall results of operations.

Principal Insurance Companies

Houston Casualty Company
      Houston Casualty Company is our largest insurance company subsidiary. It is domiciled in Texas and insures risks worldwide. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes diversified financial products, aviation, London market account and other specialty lines of business. It is also an issuing carrier for our affiliated underwriting agencies. Houston Casualty Company’s 2005 gross written premium, including Houston Casualty Company-London, was $833.6 million.

Houston Casualty Company-London
      Houston Casualty Company operates a branch office in London, England, in order to more closely align its underwriting operations with the London market, a historical focal point for some of the business that it underwrites. Houston Casualty Company-London underwrites diversified financial products and London market account business, some of which is produced by our affiliated underwriting agencies. Beginning in 2006, we intend to focus the underwriting activities of Houston Casualty Company-London’s office on risks based in the United States. We intend to use HCC International Insurance Company as a platform for much of the European and other international risks previously underwritten by Houston Casualty Company-London.

U.S. Specialty Insurance Company
      U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It primarily writes diversified financial products, aviation, accident and health business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2005 was $449.6 million.

HCC Life Insurance Company
      HCC Life Insurance Company is an Indiana-domiciled life insurance company. It operates as a group life, accident and health insurer. In early 2005, we consolidated the operations of our underwriting agency, HCC Benefits Corporation, into HCC Life Insurance Company. HCC Life Insurance Company’s gross written premium in 2005 was $482.6 million.

Avemco Insurance Company
      Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of general aviation business. It has also been an issuing carrier for accident and health business and some other lines of business underwritten by our underwriting agencies and an unaffiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2005 was $149.7 million.

American Contractors Indemnity Company
      American Contractors Indemnity Company is a California-domiciled surety company. It writes court, specialty contract, license and permit bonds. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2005 gross written premium was $76.3 million.

HCC Europe
      Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer. It underwrites diversified financial products business. HCC Europe’s surety operations make up a part of our HCC Surety Group. HCC Europe is also an issuing carrier for business underwritten by our underwriting agencies and has been in operation since 1978. HCC Europe’s gross written premium in 2005 was $130.6 million.

HCC Reinsurance Company
      HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company which writes assumed reinsurance from our insurance companies and from unaffiliated insurance companies and a limited amount of primary insurance. HCC Reinsurance Company is an issuing carrier for diversified financial products business underwritten by our underwriting agency, HCC Indemnity Guaranty. HCC Reinsurance Company’s gross written premium in 2005 was $70.0 million.

HCC Specialty Insurance Company
      HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company in operation since 2002. It writes diversified financial products and other specialty lines of business produced by our underwriting agencies. HCC Specialty Insurance Company’s gross written premium in 2005 was $17.6 million.

United States Surety Company
      United States Surety Company was acquired in February 2005 and is a Maryland-domiciled surety company that has been in operation since 1996. The results of operations of United States Surety Company were included in our 2005 financial results as of March 1, 2005. It writes contract bonds and operates as a part of our HCC Surety Group. United States Surety Company’s 2005 gross written premium since its acquisition was $14.5 million.

Perico Life Insurance Company
      Perico Life Insurance Company was a previously dormant company acquired in December 2005 and is a Delaware-domiciled life insurance company. Perico Life Insurance Company now operates as a group life, accident and health insurer. In 2006, we intend to consolidate the operations of our recently acquired underwriting agency, Perico Ltd., into Perico Life Insurance Company.

HCC International Insurance Company
      HCC International Insurance Company PLC, formerly known as De Montfort Insurance Company, was acquired in 2005 and writes diversified financial products business, primarily in the surety and credit insurance areas. HCC International Insurance Company has been in operation since 1982 and is domiciled in the United Kingdom. The results of operations of HCC International Insurance Company were consolidated with our 2005 financial results as of July 1, 2005, and its 2005 gross written premium since its acquisition was $17.7 million. We intend to significantly expand the underwriting activities of HCC International Insurance Company beyond surety and credit insurance and to use it as an integral part of a European platform for our international insurance operations.
Underwriting Agency Operations
      Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure the business written by our underwriting agencies. Total revenue generated by our underwriting agencies in 2005 amounted to $157.4 million.

Professional Indemnity Agency
      Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with branch offices in San Francisco and Concord, California, acts as an underwriting manager for diversified financial products specializing in directors’ and officers’ liability and professional indemnity, kidnap and ransom, employment practice liability and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1977.

HCC Specialty Underwriters
      HCC Specialty Underwriters Inc., formerly known as ASU International, Inc., with its home office in Wakefield, Massachusetts and with branch offices in London, England, Los Angeles, California and New York, New York, acts as an underwriting manager for group life, accident and health and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1982.

HCC Global Financial Products
      HCC Global Financial Products, LLC acts as an underwriting manager for diversified financial products, specializing in directors’ and officers’ liability business on behalf of affiliated insurance companies. It has been in operation since 1999, underwriting domestic business from Farmington, Connecticut and international business from Barcelona, Spain and London, England.

HCC Diversified Financial Products
      HCC Diversified Financial Products Limited is an underwriting agency based in London, England and underwrites diversified financial products, specializing in professional indemnity business principally in the United Kingdom on behalf of affiliated insurance companies. It has been in operation since 1997. In 2006, we intend to consolidate the operations of HCC Diversified Financial Products into HCC International Insurance Company.

Covenant Underwriters
      Covenant Underwriters, Ltd. is an underwriting agency based in Covington, Louisiana with an office in New York, New York specializing in commercial marine insurance underwritten on behalf of affiliated and unaffiliated insurance companies. It has been in operation through predecessor entities since 1993.

HCC Indemnity Guaranty Agency
      HCC Indemnity Guaranty Agency, Inc. underwrites mortgage guaranty, structured products and residual value insurance and reinsurance on behalf of affiliated insurance companies. It has been in operation since 2004.

Illium Insurance Group
      In December 2005, we completed the acquisition of Illium Insurance Group, Ltd., the parent of a managing agent for a syndicate at Lloyd’s of London, which specializes in United Kingdom third party liability, employers’ liability and commercial motor risks. We previously had a minority ownership in Illium and provided underwriting capacity, along with other parties, to its Lloyd’s syndicate. We expect to use Illium and its managed syndicate as a platform for expanding our operations within the Lloyd’s market and to continue with the additional non-affiliated capacity for the syndicate.
Reinsurance and Insurance Broker Operations
      Our reinsurance and insurance brokers provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies, and other risk taking entities. The brokers earn commission income and, to a lesser extent, fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies and they may retain a portion of the risk. Total revenue generated by our brokers in 2005 amounted to $31.9 million.

Rattner Mackenzie
      Rattner Mackenzie Limited is a reinsurance broker based in London, England with additional operations in Hamilton, Bermuda and Mt. Kisco, New York. Rattner Mackenzie specializes in group life, accident and health reinsurance and some specialty property and casualty lines of business. It operates as a Lloyd’s broker for insurance and reinsurance business placed on behalf of unaffiliated and affiliated insurance companies, reinsurance companies and underwriting agencies and has been in operation since 1989.

Continental Underwriters
      Continental Underwriters Ltd. is an insurance broker based in Covington, Louisiana specializing in commercial marine insurance and has been in operation since 1970.

HCC Risk Management
      HCC Risk Management Corporation, based in Houston, Texas, is a reinsurance broker specializing in placing reinsurance on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1991.
Other Operations
      Other operating income consists of 1) equity in the earnings of mainly insurance-related companies in which we invest, 2) dividends and interest from certain other insurance-related strategic investments and gains or losses from the disposition of these investments, 3) income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments, 4) the profit or loss from an inventory of generally insurance-related trading securities and 5) other miscellaneous income. Other operating income was $39.8 million in 2005, but can vary considerably from period to period depending on the amount of investment or disposition activity.
Operating Ratios

Premium to Surplus Ratio
      This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2005	2004	2003	2002	2001

Gross written premium	$2,049,116	$1,992,361	$1,746,413	$1,163,397	$1,014,833
Net written premium	1,495,931	1,121,343	867,795	545,475	371,409
Policyholders’ surplus	1,110,268	844,851	591,889	523,807	401,393
Gross written premium ratio	184.6%	235.8%	295.1%	222.1%	252.8%
Gross written premium industry average(1)	*	201.6%	219.3%	244.4%	210.8%
Net written premium ratio	134.7%	132.7%	146.6%	104.1%	92.5%
Net written premium industry average(1)	*	108.5%	117.4%	130.3%	112.0%

(1)	Source: A.M. Best Company, Inc.

*	Not available
      While there is no statutory requirement regarding a permissible premium to policyholders’ surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders’ surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained ratios lower than such guidelines.

Combined Ratio — GAAP
      The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The GAAP combined ratio is a combination of the loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net earned premium). We calculate the GAAP combined ratio using financial data derived from our consolidated financial statements reported under accounting principles generally accepted in the United States of America (generally accepted accounting principles). Our insurance companies’ GAAP loss ratios, expense ratios and combined ratios are shown in the following table:

	2005	2004	2003	2002	2001

Loss ratio	67.2%	63.8%	66.2%	60.6%	78.0%
Expense ratio	25.9	26.9	24.8	25.4	25.7

Combined ratio — GAAP	93.1%	90.7%	91.0%	86.0%	103.7%

Combined Ratio — Statutory
      The statutory combined ratio is a combination of the loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium). We calculate the statutory combined ratio using financial data derived from the combined financial statements of our insurance company subsidiaries reported in accordance with statutory accounting principles. Our insurance companies’ statutory loss ratios, expense ratios and combined ratios are shown in the following table:

	2005	2004	2003	2002	2001

Loss ratio	67.1%	64.3%	66.8%	62.0%	78.0%
Expense ratio	25.5	26.7	23.0	23.9	23.8

Combined ratio — Statutory	92.6%	91.0%	89.8%	85.9%	101.8%

Industry average	*	98.3%	100.1%	107.5%	115.9%

*	Not available
      The statutory ratio data is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. We believe including this information is useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports insurer performance based on statutory financial data to provide more standardized comparisons among individual companies and to provide overall industry performance; this data is not an evaluation directed at investors.
Reserves
      Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses, less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.
      The process of estimating our loss and loss adjustment expense reserves involves a considerable degree of judgment by management and is inherently uncertain. The recorded reserves represent management’s best estimate of unpaid loss and loss adjustment expense by line of business. Because we provide insurance coverage in specialized lines of business that often lack statistical stability, management considers many factors and not just actuarial point estimates in determining ultimate expected losses and the level of net reserves required and recorded.
      To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following: 1) information used to price the applicable policies, 2) historical loss information where available, 3) any public industry data for that line or similar lines of business and 4) an assessment of current market conditions. Management also considers the point estimates and ranges calculated by our actuaries, together with input from our experienced underwriting and claims personnel. Because of the nature and complexities of the specialized types of business we insure, management may give greater weight to the expectations of our underwriting and claims personnel, who often perform a claim by claim review, rather than to the actuarial estimates. However, we utilize the actuarial point and range estimates to monitor the adequacy and reasonableness of our recorded reserves.
      Each quarter-end, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Generally, we maintain total consolidated net reserves above the total actuarial point estimate but within the actuarial range.
      Our actuaries utilize standard actuarial techniques in making their actuarial point estimates. These techniques require a high degree of judgment and changing conditions can cause fluctuations in the reserve estimates. We believe that our review process is effective, such that any required changes are recognized in the period of change as soon as the need for the change is evident. Reinsurance recoverables offset our gross reserves based upon the contractual terms of our reinsurance agreements.
      With the exception of 2004, our net reserves historically have shown positive development except for the effects of losses from commutations, which we have completed in the past and may negotiate in the future. Commutations can produce negative prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout of the reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that our net reserves are adequate.
      The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. There is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may impact another.
      We underwrite primary and reinsurance risks which are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings.
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

      This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Balance sheet reserves	$2,813,720	$2,089,199	$1,535,288	$1,155,290	$1,130,748	$944,117	$871,104	$460,511	$275,008	$229,049	$200,756
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	5,587	—	(66,571)	(32,437)	(136)	—	—	—

Adjusted reserves	2,813,720	2,089,199	1,535,288	1,160,877	1,130,748	877,546	838,667	460,375	275,008	229,049	200,756
Cumulative paid at:
One year later		511,766	406,052	438,802	388,722	400,279	424,379	229,746	160,324	119,453	118,656
Two years later			597,324	568,934	610,619	537,354	561,246	367,512	209,724	179,117	167,459
Three years later				679,561	725,295	667,326	611,239	419,209	241,523	193,872	207,191
Four years later					801,642	720,656	686,730	435,625	259,067	212,097	214,046
Five years later						758,126	721,011	453,691	262,838	223,701	226,762
Six years later							725,639	462,565	267,038	225,595	233,831
Seven years later								462,126	270,362	227,177	235,236
Eight years later									268,939	228,621	235,950
Nine years later										230,745	236,726
Ten years later											236,996
Re-estimated liability at:
End of year	2,813,720	2,089,199	1,535,288	1,160,877	1,130,748	877,546	838,667	460,375	275,008	229,049	200,756
One year later		2,118,471	1,651,401	1,284,030	1,107,588	922,080	836,775	550,409	308,501	252,236	243,259
Two years later			1,676,906	1,390,170	1,239,751	925,922	868,438	545,955	316,250	249,013	248,372
Three years later				1,461,475	1,383,098	1,099,657	854,987	547,179	304,281	250,817	247,053
Four years later					1,453,536	1,102,636	900,604	537,968	305,022	247,245	248,687
Five years later						1,135,143	887,272	522,183	295,975	249,853	248,559
Six years later							894,307	521,399	296,816	243,015	250,176
Seven years later								513,918	292,544	242,655	246,661
Eight years later									291,164	241,904	246,159
Nine years later										244,687	245,408
Ten years later											245,970
Cumulative redundancy (deficiency)		$(29,272)	$(141,618)	$(300,598)	$(322,788)	$(257,597)	$(55,640)	$(53,543)	$(16,156)	$(15,638)	$(45,214)

      The gross deficiencies reflected in the above table for years after 1998 resulted from the following:

•	During 2005 and 2004, we recorded $49.8 million and $127.7 million, respectively, in gross losses related to the 2001 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	During 2005, we reduced our gross reserves on the 2004 hurricanes by $13.4 million to reflect current estimates of our remaining liabilities, which partially offset the 2005 adverse development discussed above.

•	During 2003, we recorded $132.9 million in gross losses related to 1999 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	The 2000 and 1999 years in the table were also negatively affected by late reporting loss information received during 2001 for certain discontinued business.
      The gross development in 2004 resulted in a $30.5 million negative effect on our net losses. The remainder of the gross development discussed above did not have a material effect on our net losses because the majority of the gross losses were reinsured.
      The gross reserves in the discontinued line of business, particularly with respect to accident and health reinsurance, have shown substantial negative development in the last few years. This assumed accident and health reinsurance is primarily excess coverage for large losses related to workers’ compensation policies. Losses tend to develop and affect excess covers considerably after the original loss was incurred. Additionally, certain primary insurance companies that we reinsured have experienced financial difficulty and some of them are in liquidation, with guaranty funds now responsible for administering the business. Losses related to this business are historically late reporting. While we attempt to anticipate these conditions in setting our gross reserves, we have only been partially successful to date and there could be additional negative development in these reserves in the future. The gross losses that have developed negatively have been substantially reinsured and therefore have little effect on our net earnings.
      The gross deficiencies reflected in the table for the years prior to 1999 resulted from two principal conditions:

•	We had development of large claims on individual policies which were either reported late or for which reserves were increased as subsequent information became available. As these policies were substantially reinsured, there was no material effect on our net earnings.

•	During 1999, in connection with the insolvency of one of the insurance companies that we reinsured and the commutation of all liabilities with another, we re-evaluated all loss reserves and incurred but not reported loss reserves related to business placed with these reinsurers to determine the ultimate losses we might conservatively expect. These reserves were then used as the basis for the determination of the provision for reinsurance recorded in 1999.

      The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2005	2004	2003

Reserves for loss and loss adjustment expense payable at beginning of year	$2,089,199	$1,535,288	$1,155,290
Reserve additions from acquisition of subsidiaries	19,236	15,537	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,567,501	1,173,042	922,838
Increase in estimated loss and loss adjustment expense for claims occurring in prior years*	29,272	116,113	123,153

Incurred loss and loss adjustment expense	1,596,773	1,289,155	1,045,991

Loss and loss adjustment expense payments for claims occurring during:
Current year	379,722	344,729	232,778
Prior years	511,766	406,052	438,802

Loss and loss adjustment expense payments	891,488	750,781	671,580

Reserves for loss and loss adjustment expense payable at end of year	$2,813,720	$2,089,199	$1,535,288

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

      This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995

Reserves, net of reinsurance	$1,534,933	$1,059,283	$705,200	$457,318	$313,097	$249,872	$273,606	$118,912	$119,634	$117,283	$99,259
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	5,587	—	(6,048)	(3,343)	(410)	—	—	—
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	—	63,851	15,008	2,636	1,442

Adjusted reserves, net of reinsurance	1,534,933	1,059,283	705,200	462,905	313,097	243,824	270,263	182,353	134,642	119,919	100,701
Cumulative paid, net of reinsurance, at:
One year later		172,224	141,677	135,829	126,019	102,244	145,993	56,052	48,775	47,874	41,947
Two years later			135,623	172,834	131,244	139,659	174,534	103,580	64,213	66,030	56,803
Three years later				135,374	163,808	118,894	185,744	113,762	80,227	72,863	64,798
Four years later					93,405	138,773	180,714	121,293	81,845	81,620	67,355
Five years later						158,935	197,416	120,452	84,986	81,968	72,627
Six years later							200,833	127,254	87,626	82,681	73,501
Seven years later								131,631	89,194	84,108	73,792
Eight years later									88,061	84,847	74,836
Nine years later										84,770	75,216
Ten years later											74,782
Re-estimated liability, net of reinsurance, at:
End of year	1,534,933	1,059,283	705,200	462,905	313,097	243,824	270,263	182,353	134,642	119,919	100,701
One year later		1,084,677	735,678	486,671	306,318	233,111	260,678	186,967	120,049	116,145	95,764
Two years later			770,497	500,165	338,194	222,330	254,373	175,339	116,745	101,595	94,992
Three years later				570,671	366,819	259,160	244,650	171,165	110,673	97,353	85,484
Four years later					418,781	267,651	258,122	163,349	107,138	95,118	80,890
Five years later						296,396	254,579	155,931	103,243	93,528	79,626
Six years later							271,563	157,316	101,538	91,413	79,968
Seven years later								156,376	99,872	90,951	78,614
Eight years later									97,965	90,534	78,810
Nine years later										90,011	78,499
Ten years later											77,732
Cumulative redundancy (deficiency)		$(25,394)	$(65,297)	$(107,766)	$(105,684)	$(52,572)	$(1,300)	$25,977	$36,677	$29,908	$22,969

      The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2005	2004	2003

Net reserves for loss and loss adjustment expense payable at beginning of year	$1,059,283	$705,200	$457,318
Net reserve additions from acquisition of subsidiaries	12,491	11,647	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	895,803	614,752	464,886
Increase in estimated loss and loss adjustment expense for claims occurring in prior years*	25,394	30,478	23,766

Incurred loss and loss adjustment expense	921,197	645,230	488,652

Loss and loss adjustment expense payments for claims occurring during:
Current year	285,814	161,117	110,528
Prior years	172,224	141,677	135,829

Loss and loss adjustment expense payments	458,038	302,794	246,357

Net reserves for loss and loss adjustment expense payable at end of year	$1,534,933	$1,059,283	$705,200

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.
      We had net loss and loss adjustment expense adverse development relating to prior year losses of $25.4 million in 2005, $30.5 million in 2004 and $23.8 million in 2003. The 2005 development resulted from a commutation charge of $26.0 million, which primarily related to the 2001 and 2000 accident years, and a net redundancy of $0.6 million from all other sources. In 2004, as a result of adverse development in certain assumed accident and health business in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. Our 2004 deficiency included $27.3 million related to this charge, which primarily affected the 2001 and 2000 accident years, and we had a net deficiency of $3.2 million from all other sources. The 2003 development resulted from a commutation charge of $28.8 million, which primarily affected the 1999 and 2000 accident years, partially offset by a net redundancy of $5.0 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
      We have no material exposure to environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.
Regulation
      The business of insurance is extensively regulated by the government. At this time, the insurance business in the United States is regulated primarily by the individual states. Additional federal regulation of the insurance industry may occur in the future.

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

Insurance Companies
      Our insurance companies are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Regulation by the states varies, but generally involves regulatory and supervisory powers of a state insurance official. In the United States, the regulation and supervision of our insurance operations relates primarily to:

•	approval of policy forms and premium rates;

•	licensing of insurers and their agents;

•	periodic examinations of our operations and finances;

•	prescribing the form and content of records of financial condition required to be filed;

•	requiring deposits for the benefit of policyholders;

•	requiring certain methods of accounting;

•	requiring reserves for unearned premium, losses and other purposes;

•	restrictions on the ability of our insurance companies to pay dividends;

•	restrictions on the nature, quality and concentration of investments;

•	restrictions on transactions between insurance companies and their affiliates;

•	restrictions on the size of risks insurable under a single policy; and

•	standards of solvency, including risk-based capital measurement (which is a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized).
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
      In the United States, state insurance regulators classify primary insurance companies and some individual lines of business as “admitted,” also known as “licensed,” insurance, or “non-admitted,” also known as “surplus lines,” insurance. Surplus lines insurance is offered by non-admitted companies on risks that are not insured in the particular state by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and follow specific state laws prior to placing a risk with a surplus lines insurer. Our insurance companies offer products on both an admitted and surplus lines basis.
      In the United Kingdom, the Financial Services Authority supervises all securities, banking and insurance businesses, including Lloyd’s of London. The Financial Services Authority oversees compliance with established periodic auditing and reporting requirements, risk assessment reviews, minimum solvency margins, dividend restrictions, restrictions governing the appointment of key officers, restrictions governing controlling ownership interests and various other requirements. All of our United Kingdom operations, including Houston Casualty Company-London, are authorized and regulated by the Financial Services Authority.
      HCC Europe is domiciled in Spain and operates on the equivalent of an “admitted” basis throughout the European Union. HCC Europe’s primary regulator is the General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda).
      U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations to the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and subject to prior regulatory approval.

Underwriting Agencies and Reinsurance and Insurance Brokers
      In addition to the regulation of insurance companies, the states impose licensing and other requirements on the underwriting agency and service operations of our other subsidiaries. These regulations relate primarily to:

•	advertising and business practice rules;

•	contractual requirements;

•	financial security;

•	licensing as agents, brokers, reinsurance brokers, managing general agents or third party administrators;

•	limitations on authority; and

•	recordkeeping requirements.

Statutory Accounting Principles
      The principal differences between statutory accounting principles for our domestic insurance company subsidiaries and generally accepted accounting principles, the method by which we report our financial results to our shareholders, are as follows:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles whereas, under generally accepted accounting principles, there is no such provision unless the recoverables are deemed to be doubtful of collection;

•	certain assets which are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles but are included in a balance sheet prepared in accordance with generally accepted accounting principles;

•	only some of the deferred tax asset is recognized under statutory accounting principles;

•	fixed-income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles;

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles; and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and, under generally accepted accounting principles, such costs are deferred and amortized to expense as the related premium is earned.

      Our international insurance company subsidiaries’ accounting principles are prescribed by regulatory authorities in each country. The prescribed principles do not vary significantly from generally accepted accounting principles.

Insurance Holding Company Acts
      Because we are an insurance holding company, we are subject to the insurance holding company system regulatory requirements of a number of states. Under these regulations, we are required to report information regarding our capital structure, financial condition and management. We are also required to provide prior notice to, or seek the prior approval of, insurance regulatory authorities of certain agreements and transactions between our affiliated companies. These agreements and transactions must satisfy certain regulatory requirements.

Assessments
      Many states require insurers licensed to do business in their state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers or to bear a portion of the cost of insurance for “high-risk” or otherwise uninsured individuals. Depending upon state law, insurers can be assessed an amount that is generally limited to between 1% and 2% of premiums written for the relevant lines of insurance in that state. Part of these payments may be recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit policy surcharges or repeal the tax offset provisions. We cannot predict the extent to which such assessments may increase or whether there may be limits imposed on our ability to recover or offset such assessments.

Insurance Regulations Concerning Change of Control
      Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change of control of an insurance company that is domiciled or, in some cases, has substantial business in that state. “Control” is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. HCC owns, directly or indirectly, all of the shares of stock of insurance companies domiciled in a number of states. Any purchaser of shares of common stock representing 10% or more of the voting power of our common stock will be presumed to have acquired control of our domestic insurance subsidiaries unless, following application by that purchaser, the relevant state insurance regulators determine otherwise. Any transactions that would constitute a change in control of any of our individual insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiary is domiciled. Also, one of our insurance subsidiaries is domiciled in the United Kingdom and another in Spain. Insurers in those countries are also subject to change of control restrictions under their individual regulatory frameworks. These requirements may deter or delay possible significant transactions in our common stock or the disposition of our insurance companies to third parties, including transactions which could be beneficial to our shareholders.

Risk-Based Capital
      The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of a company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2005, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Terrorism Risk Insurance Act
      The Federal Terrorism Risk Insurance Act was initially enacted in 2002, and subsequently extended through the end of 2007, for the purpose of ensuring the availability of insurance coverage for terrorist acts in the United States. The law establishes a financial backstop program to assist the commercial property and casualty insurance industry in providing coverage related to future acts of terrorism within the United States. It is unknown at this time whether or not the law will be extended beyond December 31, 2007 or on what terms. If it is not renewed, our current policies allow us to cancel the terrorism coverage in force at that time and we will no longer be required to offer the coverage.
      Under the Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2006, our deductible is approximately $91.9 million. The Federal government would provide reimbursement for 90% of any additional covered losses in 2006 up to the maximum amount set out in the Act.

Legislative Initiatives
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
      In recent years, a variety of measures have been proposed at the federal level to reform the current process of federal and state regulation of the financial services industries in the United States, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective the elimination or modification of regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. A form of financial services modernization legislation was enacted at the federal level in 1999 through the Gramm-Leach-Bliley Act. That federal legislation was expected to have significant implications on the banking, insurance and securities industries and to result in more cross-industry consolidations among banks, insurance companies and securities firms and increased competition in many of the areas of operations. Such wide-spread cross-industry consolidation has not occurred to date. It also mandated the adoption of laws allowing reciprocity among the states in the licensing of agents and, along with other federal laws, mandated the adoption of laws and regulations dealing with the protection of the privacy of policyholder information. Also, the federal government has from time to time considered whether to impose overall federal regulation of insurers. If so, we believe state regulation of the insurance business would likely continue. This could result in an additional layer of federal regulation. In addition, some insurance industry trade groups are actively lobbying for legislation that would allow an option for a separate federal charter for insurance companies. The full extent to which the federal government could decide to directly regulate the business of insurance has not been determined by lawmakers.
      Recently, state regulators in many states have initiated or are participating in industry-wide investigations of sales and marketing practices in the insurance industry. Such investigations have resulted in restitution and settlement payments by some companies and criminal charges against some individuals. The investigations are expected to lead to changes in the structure of compensation arrangements, the offering of certain products and increased transparency in the marketing of many insurance products, some of which changes may be legally required. We have cooperated fully with any such investigations and, based on presently available information, do not expect any adverse results from such investigations.
      We do not know at this time the full extent to which these federal or state legislative or regulatory initiatives will or may affect our operations and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or our results of operations.
Employees
      At December 31, 2005, we had 1,448 employees. Of this number, 770 are employed by our insurance companies, 433 are employed by our underwriting agencies, 101 are employed by our reinsurance and insurance brokers and 144 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Item 1A.	Risk Factors
Risks Relating to our Industry

Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophic losses.
      Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, we experienced a significant loss as a result of the September 11, 2001 terrorist attack. Most of our exposure to catastrophes comes from our London market account. Although we typically purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, the nature or magnitude of losses attributed to a catastrophic event or events may result in losses which exceed our reinsurance protection. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our financial position, results of operations and liquidity.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates, which could cause our results to fluctuate.
      The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable premium levels. An increase in premium levels is often over time offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. These factors may also cause the price of our common stock to be volatile.

Our loss reserves are based on an estimate of our future liability, which may prove to be inadequate.
      We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events, such as changes in claims handling procedures, inflation, judicial trends and legislative changes. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events. If actual claims prove to be greater than our reserves, our financial position, results of operations and liquidity may be adversely affected.

The effects of emerging claim and coverage issues on our business are uncertain.
      As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended issues related to claims and coverage may emerge. These issues may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued and our financial position and results of operations may be adversely affected.

We are subject to extensive governmental regulation, which could adversely affect our business.
      We are subject to extensive governmental regulation and supervision. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework which applies to our operations in that jurisdiction. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our results of operations. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business. Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could adversely affect our results of operations.

Our reliance on brokers subjects us to their credit risk.
      In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.
Risks Relating to our Business

Our increased retentions in various lines of business means that we are exposed to a greater portion of potential losses.
      Over the past few years, we have significantly increased our retentions in a number of the lines of business underwritten by our insurance companies. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in the subject line of business and could have a material adverse effect on our financial position, results of operations and cash flows in the event of significant losses associated with such risks or lines of business.

If we are unable to purchase adequate reinsurance protection for some of the risks we have underwritten, we will be exposed to any resulting losses.
      We purchase reinsurance for a portion of the risks underwritten by our insurance companies, especially volatile and catastrophe-exposed risks. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what effect catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and at favorable rates in particular. If we are unable to renew or to obtain new reinsurance facilities, either our net exposures would increase or, if we are unwilling to bear such an increase, we would have to reduce the level of our underwriting commitments, especially in catastrophe-exposed risks. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows. The lack of available reinsurance may also adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance broker operations.

If the companies that provide our reinsurance do not pay all of our claims, we could incur severe losses.
      We purchase reinsurance by transferring, or ceding, part of the risk we have assumed as a primary insurer to a reinsurance company in exchange for part of the premium we receive in connection with the risk. The part of the risk we retain for our own account is known as the retention. Through reinsurance, we have the contractual right to collect the amount above our retention from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. Additionally, catastrophic losses from multiple primary insurers may accumulate within the more concentrated reinsurance market and result in claims which adversely impact the financial condition of such reinsurers and thus their ability to pay such claims. If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

As a primary insurer, we may have significant exposure for terrorist acts.
      To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a primary insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under The Terrorism Risk Insurance Act, originally enacted in 2002 and subsequently extended, for up to 90% of our losses in 2006. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Act during 2006 is $91.9 million. If the Act is not extended beyond its currently stated termination date of December 31, 2007 or replaced by a similar program, our liability for terrorist acts could be a material amount.

We may be unsuccessful in competing against larger or more well established business rivals.
      In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors’ and officers’ liability (diversified financial products), employer sponsored, self-insured medical plans (medical stop-loss), professional indemnity (diversified financial products) and surety (diversified financial products), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s, ACE and XL in our London market business; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health, Symetra Financial Corp. and Hartford Life in our group life, accident and health business; and American International Group, The Chubb Corporation, ACE, St. Paul Travelers and XL in our diversified financial products business. We face competition from specialty insurance companies, underwriting agencies and reinsurance brokers, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

If the rating agencies downgrade us, our business and competitive position in the industry may suffer.
      Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by A.M. Best Company, Inc. and Standard & Poor’s Corporation, whose ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continuation of those ratings cannot be assured. If our ratings are reduced from their current levels by those entities, our results of operations could be adversely affected.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
      Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and in any case such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital on favorable terms or at all, our business, results of operations and liquidity could be adversely affected.

We may be unable to attract and retain qualified employees.
      We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our business.

We invest a significant amount of our assets in fixed income securities that have experienced market fluctuations, which may greatly reduce the value of our investment portfolio.
      At December 31, 2005, $2.3 billion of our $3.3 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Although we maintain an investment grade portfolio (99% are rated “A” or better), our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. Unrealized pre-tax net investment losses on investments in fixed income securities were $29.3 million in 2005, $9.3 million in 2004 and $3.7 million in 2003.

Our strategy of acquiring other companies for growth may not succeed.
      Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: 1) the diversion of our management’s attention, 2) our ability to assimilate the operations and personnel of the acquired companies, 3) the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies, 4) the need to expand management, administration and operational systems and 5) increased competition for suitable acquisition opportunities and qualified employees. We cannot predict whether we will be able to acquire additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations.

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.
      Historically, we have had sufficient cash flow from our non-insurance company subsidiaries to meet our corporate cash flow requirements for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. However, in the future we may rely on dividends from our insurance companies to meet these requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, should our other sources of funds prove to be inadequate, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations, which could adversely affect our financial position and liquidity.

Because we operate internationally, fluctuations in currency exchange rates may affect our receivable and payable balances and our reserves.
      We underwrite insurance coverages that are denominated in a number of foreign currencies and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our results of operations.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.
      Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, as well as to process and make claims payments. We have a highly trained staff that is committed to the development and maintenance of these systems. However, the failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.
      In addition, a security breach of our computer systems could damage our reputation or result in liability. We retain confidential information regarding our business dealings in our computer systems. We may be required to spend significant capital and other resources to protect against security breaches or to alleviate problems caused by such breaches. It is critical that these facilities and infrastructure remain secure. Despite the implementation of security measures, this infrastructure may be vulnerable to physical break-ins, computer viruses, programming errors, attacks by third parties or similar disruptive problems. In addition, we could be subject to liability if hackers were able to penetrate our network security or otherwise misappropriate confidential information.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in over 45 locations elsewhere in the United States, the United Kingdom, Spain, Bermuda and Ireland. The majority of these additional locations are in leased facilities.
      Our principal office facilities are as follows:

Subsidiary	Location	Sq. Ft.	Termination Date of Lease

Houston Casualty Company	Houston, Texas	77,000	Owned
HCC and Houston Casualty Company	Houston, Texas	51,000	Owned
Professional Indemnity Agency	Mount Kisco, New York	38,000	Owned
U.S. Specialty Insurance Company Aviation Division	Dallas, Texas	28,000	August 31, 2013
HCC Specialty Underwriters	Wakefield, Massachusetts	28,000	December 31, 2010
HCC Life Insurance Company	Atlanta, Georgia	27,000	December 31, 2011

Item 3.	Legal Proceedings
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
      There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
      Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”.
      The intra-day high and low sales prices for quarterly periods from January 1, 2003 through December 31, 2005, as reported by the New York Stock Exchange, were as follows:

	2005		2004		2003

	High	Low	High	Low	High	Low

First quarter	$26.17	$21.31	$23.17	$20.01	$17.64	$14.87
Second quarter	26.96	23.05	22.93	20.30	20.13	17.10
Third quarter	28.89	25.11	22.39	19.23	20.84	19.13
Fourth quarter	32.95	26.91	22.83	18.35	21.39	18.73
      On February 28, 2006, the last reported sales price of our common stock as reported by the New York Stock Exchange was $32.19 per share.
Shareholders
      We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 28, 2006, there were 111.1 million shares of issued and outstanding common stock held by 853 shareholders of record; however, we estimate there are approximately 55,000 beneficial owners.
Dividend Policy
      Cash dividends declared on a quarterly basis for the three years ended December 31, 2005 were as follows:

	2005	2004	2003

First quarter	$.057	$.050	$.043
Second quarter	.075	.050	.043
Third quarter	.075	.057	.050
Fourth quarter	.075	.057	.050
      Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan facility, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any fiscal year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

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

	Years Ended December 31,

	2005	2004	2003	2002	2001(4)

	(in thousands, except per share data)(1)(2)
Statement of earnings data:
Revenue
Net earned premium	$1,369,988	$1,010,692	$738,272	$505,521	$342,787
Fee and commission income	134,282	182,349	142,615	115,919	111,016
Net investment income	98,851	64,885	47,335	37,755	39,562
Net realized investment gain	1,448	5,822	527	453	393
Other operating income	39,773	19,406	13,215	6,985	17,451

Total revenue	1,644,342	1,283,154	941,964	666,633	511,209

Expense
Loss and loss adjustment expense, net	921,197	645,230	488,652	306,491	267,390
Policy acquisition costs, net	257,725	224,323	138,212	99,521	66,313
Other operating expense	178,989	164,474	140,913	99,924	113,806
Interest expense	7,684	8,374	7,453	8,301	8,875

Total expense	1,365,595	1,042,401	775,230	514,237	456,384

Earnings from continuing operations before income tax expense	278,747	240,753	166,734	152,396	54,825
Income tax expense on continuing operations	85,647	81,732	59,857	52,933	27,764

Earnings from continuing operations	193,100	159,021	106,877	99,463	27,061
Earnings from discontinued operations, net of income taxes(3)	2,760	4,004	36,684	6,365	3,136

Net earnings	$195,860	$163,025	$143,561	$105,828	$30,197

Basic earnings per share data:
Earnings from continuing operations	$1.83	$1.64	$1.12	$1.06	$0.31
Earnings from discontinued operations(3)	0.03	0.04	0.39	0.07	0.04

Net earnings	$1.86	$1.68	$1.51	$1.13	$0.35

Weighted average shares outstanding	105,463	97,257	94,919	93,338	87,482

Diluted earnings per share data:
Earnings from continuing operations	$1.76	$1.61	$1.11	$1.05	$0.30
Earnings from discontinued operations(3)	0.03	0.04	0.38	0.07	0.04

Net earnings	$1.79	$1.65	$1.49	$1.12	$0.34

Weighted average shares outstanding	109,437	98,826	96,576	94,406	89,429

Cash dividends declared, per share	$0.282	$0.213	$0.187	$0.170	$0.163

	December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)(1)(2)
Balance sheet data:
Total investments	$3,257,428	$2,468,491	$1,707,300	$1,177,775	$885,659
Premium, claims and other receivables	884,654	889,800	932,417	772,772	665,965
Reinsurance recoverables	1,360,483	1,104,026	916,190	798,934	899,128
Ceded unearned premium	239,416	317,055	291,591	164,224	71,140
Goodwill	532,947	444,031	386,507	335,288	315,318
Total assets	7,026,066	5,904,626	4,897,682	3,723,396	3,219,120
Loss and loss adjustment expense payable	2,813,720	2,089,199	1,535,288	1,155,290	1,130,748
Unearned premium	807,109	741,706	592,311	331,050	179,530
Premium and claims payable	753,859	766,765	768,035	750,046	717,159
Notes payable	309,543	311,277	310,404	230,027	181,928
Shareholders’ equity	1,693,696	1,323,665	1,046,920	882,907	763,453
Book value per share(5)	$15.29	$12.97	$10.91	$9.43	$8.27

(1)	In 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of $1.00 par value common stock. All shares outstanding and per share amounts have been restated to reflect the effect of the stock split for all periods presented.

(2)	Certain amounts in the 2001-2004 selected consolidated financial data have been reclassified to conform to the 2005 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

(3)	We sold our retail brokerage operation, HCC Employee Benefits, in 2003. The net earnings of HCC Employee Benefits, the 2003 gain on sale and the subsequent gains in 2004 and 2005 from a contractual earnout are classified as discontinued operations. Consistent with this presentation, all pre-sale revenue and expense of HCC Employee Benefits was reclassified to discontinued operations.

(4)	During 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required that goodwill and indefinite-lived intangible assets no longer be amortized. The adjusted amounts that we would have reported in 2001 had we adopted SFAS 142 on January 1, 2001 are as follows:

Adjusted net earnings	$41,584

Adjusted basic earnings per share	$0.48

Adjusted diluted earnings per share	$0.47

(5)	Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
      We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and intermediaries. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.6 billion at February 28, 2006. We earned $195.9 million or $1.79 per diluted share in 2005 compared to $163.0 million or $1.65 earned in 2004, despite higher losses from hurricanes, a loss from a commutation in 2005 and the dilution from a $96.7 million common stock offering in December 2004. We grew shareholders’ equity by 28% in 2005 to $1.7 billion at December 31, 2005, principally from a combination of net earnings and a $150.0 million equity offering in November 2005.
      In 2005 and 2004, the property and casualty insurance industry suffered record losses from nine major hurricanes that affected the Atlantic and Gulf Coasts of the United States. We estimate our gross losses were $394.6 million from the 2005 hurricanes and $89.8 million from the 2004 hurricanes which, after recoveries expected from our reinsurance programs, reduces our net losses to $89.7 million in 2005 and $33.1 million in 2004. In 2005, we also opportunistically commuted a large block of reinsurance recoverables. As a result of this transaction, we recognized a loss of $26.0 million which is principally the discount for the time value of money on the recoverable amount. We expect to recoup this loss over future years as we earn interest on the cash proceeds from the commutation prior to the related claims being paid. Despite the large losses from the hurricanes and the commutation, we generated a 20% increase to a record level of net earnings in 2005.
      We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, either through a network of independent agents and brokers, or directly to customers. With the exception of our public company directors’ and officers’ liability business, certain international aviation risks and our London market business, the majority of our business is generally lower limit, smaller premium business that is less susceptible to price competition, severity of loss or catastrophe risk. Our major insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “A+ (Superior)” by A.M. Best Company, Inc.
      We generate our revenue from four primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations and 4) investment income earned by all of our operations. We produced $1.6 billion of revenue in 2005, an increase of 28% over 2004, primarily from higher net earned premium as a result of increased retentions, recent acquisitions, organic growth, increased investment income and increases in other operating income.
      During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.

      Our acquisitions during the past three years are listed below. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

Company	Segment	Effective date acquired

Covenant Underwriters and Continental Underwriters	Agency	July 1, 2003
American Contractors Indemnity Company	Insurance company	January 31, 2004
RA&MCO Insurance Services	Agency	October 1, 2004
United States Surety Company	Insurance company	March 1, 2005
HCC International Insurance Company (formerly De Montfort Insurance Company)	Insurance company	July 1, 2005
Perico Life Insurance Company (formerly MIC Life Insurance Corporation)	Insurance company	November 30, 2005
Perico Ltd.	Agency	December 1, 2005
Illium Insurance Group	Agency	December 31, 2005
      The following section discusses our key operating results. The reasons for any significant variations between 2004 and 2003 are the same as those discussed for variations between 2005 and 2004, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
      Net earnings increased 20% to $195.9 million ($1.79 per diluted share) in 2005 from $163.0 million ($1.65 per diluted share) in 2004. Net earnings in 2005 included after-tax losses of $58.2 million ($0.53 per diluted share) due to the combined effects of five hurricanes and $16.9 million ($0.15 per diluted share) due to a reinsurance commutation. Earnings from continuing operations grew 21% to $193.1 million ($1.76 per diluted share) in 2005 from $159.0 million ($1.61 per diluted share) in 2004. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2005 earnings. Net earnings increased 14% to $163.0 million ($1.65 per diluted share) in 2004 from $143.6 million ($1.49 per diluted share) in 2003. Net earnings in 2004 included an after-tax loss of $21.5 million ($0.22 per diluted share) due to the combined effects of four hurricanes. Earnings from continuing operations grew 49% to $159.0 million ($1.61 per diluted share) in 2004 from $106.9 million ($1.11 per diluted share) in 2003. Growth in all segments contributed to the increase in 2004 net earnings. Net earnings in 2003 included an after-tax loss of $18.7 million ($0.19 per diluted share) due to a commutation and after-tax earnings from discontinued operations of $36.7 million ($0.38 per diluted share), which included an after-tax gain of $30.1 million from the sale of a subsidiary.
      During 2005 and 2004, catastrophic events occurred related to three major hurricanes, Katrina, Rita and Wilma, and two others (collectively, the 2005 hurricanes) and four major hurricanes, Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). We recognized pre-tax losses after reinsurance recoveries and including the cost of premiums to reinstate our reinsurance protection of $89.7 million in 2005 and $33.1 million in 2004 in our insurance company segment.
      During the past three years, we reached agreements with various reinsurers to commute certain reinsurance recoverables, some of which related to our discontinued accident and health line of business. In 2005 and 2003, we received cash payments that were less than the related recoverables, from certain reinsurers, in consideration for discounting the recoverables and reassuming the associated loss reserves. We recorded pre-tax losses of $26.0 million in 2005 and $28.8 million in 2003 related to these commutations, which were included in loss and loss adjustment expense in our insurance company segment.

      The following table shows the reported amounts, as well as the effect of the hurricanes and commutations on those amounts. The impact on ceded earned premium relates to the effect of premiums to reinstate our excess of loss reinsurance, which reduced net earned premium.

				Effect of hurricanes and commutations

	2005	2004	2003	2005	2004	2003

Gross incurred loss and loss adjustment expense	$1,596,773	$1,289,155	$1,045,991	$394,625	$89,795	$—
Net incurred loss and loss adjustment expense	921,197	645,230	488,652	99,226	23,335	28,751
Ceded earned premium	617,402	849,610	748,799	16,533	9,806	—
Net earnings (loss)	195,860	163,025	143,561	(75,171)	(21,464)	(18,688)
Diluted earnings (loss) per share	1.79	1.65	1.49	(0.69)	(0.22)	(0.19)
      The following table shows our net loss, expense and combined ratios and the effect that the losses related to the hurricanes and commutations had on these ratios. To determine the effect of the hurricanes and commutations, we calculated the 2005, 2004 and 2003 net loss ratios by excluding $99.2 million, $23.3 million and $28.8 million, respectively, of losses from the numerator of the net loss ratio and $16.5 million and $9.8 million of reinstatement premium from the denominator of both the net loss ratio and the expense ratio in 2005 and 2004, respectively.

	2005	2004	2003

Ratios:
Net loss ratio	67.2%	63.8%	66.2%
Expense ratio	25.9	26.9	24.8

Combined ratio	93.1%	90.7%	91.0%

Effect of hurricanes and commutations:
Net loss ratio	7.9%	2.9%	3.9%
Expense ratio	0.3	0.3	—

Combined ratio	8.2%	3.2%	3.9%

      The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2005	2004	2003

Net earned premium	83.3%	78.8%	78.4%
Fee and commission income	8.2	14.2	15.1
Net investment income	6.0	5.1	5.0
Net realized investment gain	0.1	0.4	0.1
Other operating income	2.4	1.5	1.4

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	56.0	50.3	51.9
Policy acquisition costs, net	15.7	17.5	14.7
Other operating expense	10.9	12.8	14.9
Interest expense	0.5	0.6	0.8

Earnings from continuing operations before income tax expense	16.9	18.8	17.7
Income tax expense	5.2	6.4	6.4

Earnings from continuing operations	11.7%	12.4%	11.3%

      Total revenue increased 28% to $1.6 billion in 2005 and 36% to $1.3 billion in 2004, driven by significant growth in net earned premium and investment income, which more than offset the expected decrease in fee and commission income in 2005. Approximately 6% of the increase in 2005 revenue and 16% of the increase in 2004 revenue was due to the acquisition of subsidiaries. We expect total revenue to continue to grow in 2006.
      Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth, particularly in our diversified financial products line of business, acquisitions and, with respect to net premiums, from increased retentions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	2005	2004	2003

Gross written premium	$2,038,286	$1,975,153	$1,739,894
Net written premium	1,501,224	1,105,519	865,502
Net earned premium	1,369,988	1,010,692	738,272
      The table below shows the source of our fee and commission income.

	2005	2004	2003

Agencies	$95,454	$126,971	$105,899
Insurance companies	38,828	55,378	43,244
Other	—	—	(6,528)

Fee and commission income	$134,282	$182,349	$142,615

      Fee and commission income decreased to $134.3 million in 2005, as expected, resulting from a decrease in the level of ceded reinsurance by our insurance company subsidiaries, which resulted in reduced revenue from our reinsurance brokers and reduced ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into one of our life insurance company subsidiaries. This higher retention of our premium and the consolidation of operations resulted in increased underwriting revenue and profitability in our insurance company subsidiaries. Fee and commission income increased 28% in 2004, primarily due to new business from subsidiaries acquired in 2003.
      The sources of net investment income are detailed below.

	2005	2004	2003

Fixed income securities	$77,842	$55,929	$40,927
Short-term investments	21,208	9,735	7,422
Other investments	3,615	1,366	488

Total investment income	102,665	67,030	48,837
Investment expense	(3,814)	(2,145)	(1,502)

Net investment income	$98,851	$64,885	$47,335

      Net investment income increased 52% in 2005 and 37% in 2004. These increases were primarily due to higher investment assets, which increased to $3.3 billion at December 31, 2005 compared to $2.5 billion at December 31, 2004 and $1.7 billion at December 31, 2003. The growth in investment assets resulted from: 1) cash flow from operations, 2) higher retentions, 3) commutations of reinsurance recoverables, 4) our public offerings of common stock in 2005 and 2004 and 5) the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Additionally, average yields on our short-term investments increased from 1.7% in 2004 to 2.7% in 2005. We continue to invest our funds primarily in fixed income securities, extending their duration to 4.9 years at the end of 2005 from 4.6 years and 3.7 years at the end of 2004 and 2003, respectively, and have increased the percentage of tax-exempt municipal bonds in our investment portfolio. We expect investment assets to continue to increase in 2006, consistent with our anticipated growth in revenue and earnings. If market interest rates rise, investment income will accelerate, since new funds and current maturities could be invested at higher rates.
      At December 31, 2005, our unrealized loss on fixed income securities was $8.5 million, down from an unrealized gain of $20.7 million at December 31, 2004, due to increases in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. This loss is unlikely to affect net earnings as we typically hold our fixed income securities to maturity when we receive the full principal amount.
      Other operating income increased $20.4 million in 2005 and $6.2 million in 2004. The 2005 increase related primarily to gains from strategic investments, higher gains on sales of trading securities and a $4.3 million gain on the sale of a dormant subsidiary. The 2004 increase included $4.3 million income from two mortgage impairment insurance policies treated as derivatives and a $1.5 million gain from the sale of a building. Period to period comparisons in this category may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the components of other operating income.

	2005	2004	2003

Trading securities	$16,619	$2,604	$5,583
Strategic investments	10,241	5,103	3,212
Sale of non-operating assets	4,271	1,531	—
Financial instruments	3,898	4,297	—
Other	4,744	5,871	4,420

Other operating income	$39,773	$19,406	$13,215

      Loss and loss adjustment expense increased 43% in 2005 and 32% in 2004 due to the 2005 and 2004 hurricane losses and the 2005 commutation, as well as growth in net retained premium in both years. Policy acquisition costs increased 15% in 2005 and 62% in 2004, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
      Other operating expense, which includes compensation expense, increased 9% in 2005 and 17% in 2004. The increases primarily related to higher incentive compensation based on increased profitability, operating expenses of subsidiaries acquired or formed, and the expensing of $8.9 million for an indemnification claim in 2005 and $10.1 million to cover estimated settlement costs related to pending litigation in 2004. We had 1,448 employees at December 31, 2005, compared to 1,268 a year earlier. The increase in employees was primarily due to acquisitions.
      Our effective income tax rate on earnings from continuing operations was 30.7% for 2005, compared to 33.9% for 2004 and 35.9% for 2003. The effective tax rate decreased because our tax exempt interest income increased as a percentage of our pre-tax income in both 2004 and 2005, and we recorded a special $2.8 million repatriation tax benefit in 2005.
      In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized a gain of $52.7 million ($30.1 million after-tax) in 2003 and additional gains of $6.3 million ($4.0 million after-tax) in 2004 and $4.4 million ($2.8 million after-tax) in 2005 from a contractual earnout, which is now completed. The after-tax earnings from discontinued operations and the after-tax gain on sale are reported as earnings from discontinued operations in the consolidated statements of earnings. Cash flows from the subsidiary’s 2003 operations are included with cash flows from continuing operations within each major category of the consolidated statements of cash flows. Cash flows from the sale and earnout are included in investing activities.

      At December 31, 2005, book value per share was $15.29, up from $12.97 at December 31, 2004 and $10.91 at December 31, 2003. Total assets were $7.0 billion and shareholders’ equity was $1.7 billion, up from $5.9 billion and $1.3 billion, respectively, at December 31, 2004.
Segments
      We operate our businesses in three segments: 1) insurance company, 2) agency and 3) other operations. Our Chairman and Chief Executive Officer, as chief decision maker, monitors and evaluates the individual financial results of each subsidiary in the insurance company and agency segments. Each subsidiary provides monthly reports of its actual and budgeted results, which are aggregated on a segment basis for management review and monitoring. The operating results of our insurance company and agency segments are discussed below.

Insurance Company Segment
      Net earnings of our insurance company segment increased 20% to $128.5 million in 2005 compared to $107.4 million in 2004, which in turn increased 44% from $74.4 million in 2003. The 2005 net earnings included $75.2 million of after-tax losses related to hurricanes and a commutation, while 2004 net earnings included $21.5 million of after-tax hurricane losses and 2003 net earnings included an $18.7 million after-tax commutation loss. The growth in segment net earnings was driven by: 1) improved underwriting results, 2) increased retentions, which resulted in higher earned premium, 3) increased investment income and 4) the operations of acquired subsidiaries. Effective January 1, 2005, we consolidated the operations of our largest underwriting agency into one of our life insurance companies, which reduced fee and commission income of our agency segment but increased the underwriting profitability of our insurance company segment. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in 2006.

Premium
      Gross written premium increased 3% to $2.0 billion in 2005 and 14% in 2004. We expect gross written premium to be relatively flat in 2006. Net written premium increased 36% to $1.5 billion and net earned premium increased 36% to $1.4 billion in 2005 compared to increases of 28% and 37%, respectively, in 2004. These increases were primarily due to higher retention levels on most non-catastrophe business, acquisitions and the mix of business due to increased premium in lines where we had greater retentions. The overall percentage of retained premium increased to 74% in 2005 from 56% in 2004 and 50% in 2003. Net written and net earned premium are expected to continue to grow in 2006.
      The following table details premium amounts and their percentages of gross written premium.

	2005		2004		2003

	Amount	%	Amount	%	Amount	%

Primary	$1,768,284	87%	$1,674,075	85%	$1,377,999	79%
Reinsurance assumed	270,002	13	301,078	15	361,895	21

Gross written premium	2,038,286	100	1,975,153	100	1,739,894	100
Reinsurance ceded	(537,062)	(26)	(869,634)	(44)	(874,392)	(50)

Net written premium	1,501,224	74	1,105,519	56	865,502	50
Change in unearned premium	(131,236)	(7)	(94,827)	(5)	(127,230)	(8)

Net earned premium	$1,369,988	67%	$1,010,692	51%	$738,272	42%

      The following tables provide premium information by line of business.

	Gross		NWP
	Written	Net Written	as % of	Net Earned
	Premium	Premium	GWP	Premium

Year ended December 31, 2005
Diversified financial products	$908,526	$675,942	74%	$531,136
Group life, accident and health	593,382	502,805	85	504,382
Aviation	210,530	130,743	62	136,197
London market account	144,425	78,809	55	93,017
Other specialty lines	176,139	109,106	62	97,721
Discontinued lines	5,284	3,819	nm	7,535

Totals	$2,038,286	$1,501,224	74%	$1,369,988

Year ended December 31, 2004
Diversified financial products	$857,299	$404,870	47%	$310,809
Group life, accident and health	584,747	343,996	59	343,913
Aviation	204,963	144,687	71	127,248
London market account	178,950	107,509	60	111,341
Other specialty lines	133,964	83,980	63	69,089
Discontinued lines	15,230	20,477	nm	48,292

Totals	$1,975,153	$1,105,519	56%	$1,010,692

Year ended December 31, 2003
Diversified financial products	$553,501	$183,560	33%	$123,562
Group life, accident and health	565,494	299,913	53	290,009
Aviation	214,718	99,447	46	97,536
London market account	223,149	155,987	70	137,572
Other specialty lines	73,475	36,837	50	12,443
Discontinued lines	109,557	89,758	nm	77,150

Totals	$1,739,894	$865,502	50%	$738,272

nm — Not meaningful comparison
      The changes in premium volume and retention levels between years resulted principally from the following factors:

•	Diversified financial products — The largest gross and net premium growth in 2005 and 2004 was in our diversified financial products line of business. We experienced significant growth in our directors’ and officers’ liability gross written premium in 2004. In response to some increased competition and a reduction in available reinsurance at an acceptable cost, we scaled back our writing of this business in 2005. Rates for the other products in this line have been relatively stable with the exception of surety for which rates have been increasing. Our professional indemnity and surety business increased in 2005 due to organic growth and acquisitions. The growth in net written and net earned premium in both years was due to increased retentions resulting from a reduction in proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	Group life, accident and health — Profit margins remain at acceptable levels despite increased competition from the fully insured market. We increased our retentions in 2005 and 2004 as this line of business generally is not volatile and has very little catastrophe exposure.

•	Aviation — Our aviation premium retention levels were mostly unchanged in 2005 after excluding the effects of a portfolio transfer that occurred in 2004. This 2004 portfolio transfer recaptured ceded unearned premium and increased net written premium, but not gross written premium, as a result of a reduction in ceded reinsurance. There has been increasing competition in the international aviation component of this line, but margins are still acceptable. Our domestic business is very stable.

•	London market account — We reduced our London market account premium writings in 2004 and again in 2005, due to more selective underwriting in response to reduced premium rates from increased competition. Premium rates have generally increased in 2006 as a result of the hurricane losses. Net written premium was reduced by $18.7 million in 2005 and $15.3 million in 2004 for additional excess of loss premium to reinstate catastrophe reinsurance coverage, which distorts the retention percentages. Because of the catastrophe exposure, we purchase excess of loss reinsurance at a significant cost. Since there generally is a fixed minimum cost, the retention percentage decreases as our written premium decreases.

•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The mix of products will affect the retention percentages. Rates in this line have been relatively stable.

Reinsurance
      Annually, we analyze our overall threshold for risk in each line of business based upon a number of factors including market conditions, pricing, competition and the inherent risks associated with the business type, then structure a specific reinsurance program for each of our lines of business. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks, to protect against catastrophe losses and volatility and to achieve a desired ratio of net written premium to policyholders’ surplus. We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional insurance agreements may have maximum loss limits, which are currently well above a 100% combined ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year and, during 2005, some of those renewals contained price increases, which were not material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks, which are excluded from most of our policies.
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
      In our proportional reinsurance programs, we generally receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with the production of the business, the servicing of the business during the term of the policies ceded and the costs associated with the placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers, including subsidiaries, arrange for the placement of this proportional and other reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.
      We have a reserve of $12.1 million at December 31, 2005 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Losses and Loss Adjustment Expenses
      The table below shows the composition of gross incurred loss and loss adjustment expense.

	2005		2004		2003

	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$394,625	19.9%	$—	—%	$—	—%
2004 hurricanes	(13,423)	(0.7)	89,795	4.8	—	—
Other reserve redundancies	(7,080)	(0.4)	(11,594)	(0.6)	(9,771)	(0.7)
Discontinued line of business adjustments	49,775	2.5	127,707	6.9	132,924	8.9
All other gross incurred loss and loss adjustment expense	1,172,876	59.0	1,083,247	58.2	922,838	62.1

Gross incurred loss and loss expense adjustment	$1,596,773	80.3%	$1,289,155	69.3%	$1,045,991	70.3%

      Our gross reserve development relating to prior year losses was $29.3 million in 2005, $116.1 million in 2004 and $123.2 million in 2003.
      We increased our gross losses related to prior accident years on certain assumed accident and health reinsurance contracts reported in our discontinued line of business by $49.8 million in 2005, $127.7 million in 2004 and $132.9 million in 2003 due to our processing of additional information received and our continuing evaluation of gross and net reserves related to this business. We considered a combination of factors including: 1) the nature of the business, which is primarily excess of loss reinsurance, 2) late reported losses by insureds, reinsureds and state guaranty associations and 3) changes in our actuarial assumptions to reflect additional information received during the year. The assumed accident and health business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take as many as twenty years to pay out. Primary losses must develop first before the excess coverage attaches. Thus, the losses are reported to excess of loss reinsurers later in the life cycle of the claim. Compounding this late reporting is the fact that a number of large insurance companies that were cedants of this business failed and were taken over by state regulatory authorities in 2002 and 2003. The state guaranty associations covering these failed companies have been slow to report losses to us. Based on the higher amount of actual losses reported, we revised the expected loss ratios used in our actuarial calculations. After consideration of all available information, we increased our gross and net reserves to amounts that management determined were appropriate to cover losses projected, given the risk inherent in this type of business. Reserves at December 31, 2005, although in excess of the actuarial point estimate, are within the actuarial range for this business.

      The table below shows the composition of net incurred loss and loss adjustment expense.

	2005		2004		2003

	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$73,185	5.3%	$—	—%	$—	—%
2004 hurricanes	(7,167)	(0.5)	23,335	2.3	—	—
Commutations	26,041	1.9	—	—	28,751	3.9
Discontinued line of business adjustments	8,929	0.7	27,326	2.7	—	—
Other reserve deficiencies (redundancies)	(2,409)	(0.2)	3,152	0.3	(4,985)	(0.7)
All other net incurred loss and loss adjustment expense	822,618	60.0	591,417	58.5	464,886	63.0

Net incurred loss and loss adjustment expense	$921,197	67.2%	$645,230	63.8%	$488,652	66.2%

      The discontinued line of business and hurricane losses were substantially reinsured; therefore, the net losses are substantially less than the gross losses in each year. Our net adverse development relating to prior year losses was $25.4 million in 2005, $30.5 million in 2004 and $23.8 million in 2003, including $26.0 million in 2005 and $28.8 million in 2003 due to commutations, which primarily affected our discontinued line of business. The commutation losses primarily represent the discount for the time value of money on the reinsurance recoverables commuted. We reduced our net loss reserves on the 2004 hurricanes by $7.2 million in 2005 to reflect current estimates of our remaining liabilities. In 2004 and 2005, as a result of adverse development of certain assumed accident and health business in our discontinued line of business, we strengthened our reserves for this line to bring them above our actuarial point estimate. See our discussion of factors that caused the deficiencies in the section covering gross losses above. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
      The following table provides comparative net loss ratios by line of business.

	2005		2004		2003

	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Diversified financial products	$531,136	48.1%	$310,809	47.6%	$123,562	47.8%
Group life, accident and health	504,382	71.6	343,913	66.7	290,009	61.6
Aviation	136,197	67.3	127,248	63.2	97,536	61.5
London market account	93,017	106.0	111,341	65.9	137,572	53.2
Other specialty lines	97,721	74.1	69,089	63.5	12,443	62.1
Discontinued lines	7,535	551.3	48,292	145.2	77,150	142.6

Totals	$1,369,988	67.2%	$1,010,692	63.8%	$738,272	66.2%

Expense ratio		25.9		26.9		24.8

Combined ratio		93.1%		90.7%		91.0%

      Comments on significant changes in net loss ratios by line of business follow:

•	Group life, accident and health — Rate pressure from competition as well as medical cost inflation have resulted in increasing loss ratios in this line of business, however our underwriting margins remain satisfactory.

•	Aviation — The 2005 hurricanes increased the net loss ratio 5.0% and the 2004 hurricanes increased the net loss ratio 6.5%. The 2005 net loss ratio also includes the positive impact from the release of redundant reserves related to the 2004 hurricanes. Excluding the impact of the hurricanes, 2005 had worse than expected underwriting experience due to some unusually large international losses.

•	London market account — The 2005 hurricanes increased the net loss ratio 63.2% and the 2004 hurricanes increased the net loss ratio 14.1%. The London market account line of business can have relatively high year-to-year volatility due to catastrophe exposure.

•	Other specialty lines — The 2005 hurricanes increased the net loss ratio 14.0% and the 2004 hurricanes increased the net loss ratio 6.5%.

•	Discontinued lines — The commutation losses in 2005 and 2003 affected the net loss ratios for those years. In addition, the 2005 and 2004 net loss ratios were impacted by loss reserve strengthening of $8.9 million and $27.3 million, respectively, on certain assumed accident and health reinsurance contracts.

Policy Acquisition Costs
      Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $257.7 million in 2005 from $224.3 million in 2004 and $138.2 million in 2003. Policy acquisition costs as a percentage of net earned premium declined to 18.8% in 2005 from 22.2% in 2004 due to a change in the mix of business, reductions in commission rates on certain lines of business and our increased retentions, which increased our net earned premium at a higher rate than our non-commission acquisition costs. The expense ratio decreased in 2005 compared to 2004 for the same reasons. Policy acquisition costs as a percentage of net earned premium were 18.7% in 2003 and lower than 2004 due to changes in the mix of business.

Statutory
      Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For 2005, our statutory gross written premium to policyholders’ surplus was 184.6% and our statutory net written premium to policyholders’ surplus was 134.7%. At December 31, 2005, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment
      Revenue from our agency segment decreased to $189.3 million in 2005 from $226.3 million in 2004, primarily due to the consolidation of our largest underwriting agency into one of our life insurance companies effective January 1, 2005, less business produced in certain lines and the overall effect of ceding less reinsurance. As a result, segment net earnings also decreased in 2005 to $38.1 million from $54.0 million in 2004. While these actions resulted in less fee and commission income to our agency segment, they resulted in increased insurance company revenue and net earnings. Segment revenue increased 13% and net earnings increased 9% in 2004, primarily from increased new business and acquisitions. We expect the revenue and net earnings of this segment will decline slightly in 2006 due to continuing changes in the mix of business.

Liquidity and Capital Resources

Cash Flow
      We receive substantial cash from premiums, reinsurance recoverables, commutations, fee and commission income, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes and dividends.
      Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business as a result of which we retain premium longer due to the longer duration of claims liabilities.
      The components of our net operating cash flows are detailed in the following table.

	2005	2004	2003

Net earnings	$195,860	$163,025	$143,561
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(72,337)	7,417	(26,118)
Change in unearned premium, net	126,324	99,813	133,894
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	456,359	355,253	262,742
Gain on sale of subsidiaries	(8,717)	(6,317)	(52,681)
Change in trading portfolio	(66,809)	25,673	12,741
Other, net	(6,690)	23,839	53,959

Cash provided by operating activities	$623,990	$668,703	$528,098

      Cash provided by operating activities decreased $44.7 million in 2005 and increased $140.6 million in 2004. Cash received from commutations, included in cash provided by operating activities, totaled $180.8 million, $79.5 million and $49.0 million in 2005, 2004 and 2003, respectively. Excluding the commutations, cash provided by operating activities decreased $146.0 million in 2005 compared to an increase of $110.1 million in 2004. The decrease in 2005 was principally due to an increase in paid claims in 2005 as a result of payments of 2004 hurricane losses and claims related to business commuted in 2004, the timing of receipt of premiums and payment of payables, and the effect of our trading portfolio activity. Cash flows increased in 2004 principally due to increasing retentions, the growth of our diversified financial products line of business and an increase in earnings from continuing operations, net of a $21.0 million tax payment in 2004 on the 2003 gain on the sale of a subsidiary. Cash flows are expected to be strong again in 2006.

Investments
      At December 31, 2005, we had $3.3 billion of investment assets, an increase of $788.9 million from the end of 2004. The increase resulted from strong operating cash flows and our $150.0 million common stock offering. The majority of our investment assets are held by our insurance companies. All of our fixed income securities are classified as available for sale and are recorded at market value.
      Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. Our policy for each of our insurance company subsidiaries must comply with applicable State and Federal regulations which prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, obligations of foreign countries, corporate bonds and preferred and common equity securities. The regulations generally allow certain other types of investments subject to maximum limitations.
      We engage independent investment advisors to oversee our fixed income investments and to make investment recommendations. We invest our funds principally in highly rated fixed income securities. Our historical investment strategy is to maximize interest income and yield, rather than to maximize total return. In accordance with our strategy, realized gains and losses from sales of investment securities are usually minimal, unless we decide to capture gains to enhance statutory capital and surplus of our insurance company subsidiaries. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based on market conditions. Our portfolio turnover will fluctuate, depending upon opportunities to increase yields by replacing one security with another higher yielding security.
      At December 31, 2005, we had cash and short-term investments of $913.5 million, of which $589.2 million is held by our insurance companies. We maintain cash and liquid short-term instruments in our insurance companies in order to be able to fund losses of our insureds. Cash and short-term investments were higher than normal at December 31, 2005 and 2004 due to proceeds from common stock offerings and commutations that were consummated close to each year end. Those proceeds had not yet been invested on a longer term basis.
      This table shows a profile of our fixed income and short-term investments. The table shows the average amount of investments, income earned and the yield thereon.

	2005	2004	2003

Average investments, at cost	$2,822,686	$2,054,620	$1,403,690
Net investment income*	98,851	64,885	47,335
Average short-term yield*	2.7%	1.7%	1.8%
Average long-term yield*	4.0%	3.9%	4.2%
Average long-term tax equivalent yield*	4.9%	4.8%	5.0%
Weighted average combined tax equivalent yield*	4.1%	3.8%	3.8%
Weighted average maturity	7.6 years	6.6 years	4.5 years
Weighted average duration	4.9 years	4.6 years	3.7 years
Average S&P rating	AAA	AAA	AA+

*	Excluding realized and unrealized investment gains and losses.
      This table summarizes the estimated market value of our investments by type at December 31, 2005.

	Amount	%

Short-term investments	$839,581	26%
U.S. government	89,724	3
States, municipalities and political subdivisions	418,873	13
Special revenue fixed income securities	723,101	22
Corporate fixed income securities	375,582	11
Asset-backed and mortgage-backed securities	355,372	11
Foreign securities	305,972	9
Other investments	149,223	5

Total investments	$3,257,428	100%

      This table summarizes, by rating, the market value of our investments in fixed income securities at December 31, 2005.

	Amount	%

AAA	$1,593,663	70%
AA	273,714	12
A	390,074	17
BBB	10,526	1
BB and below	647	—

Total fixed income securities	$2,268,624	100%

      This table indicates the expected maturity distribution of the estimated market value of our fixed income securities at December 31, 2005.

	Amount	%

One year or less	$146,924	6%
One year to five years	561,240	25
Five years to ten years	467,542	21
Ten years to fifteen years	301,264	13
More than fifteen years	436,282	19

Securities with fixed maturities	1,913,252	84
Asset-backed and mortgage-backed securities	355,372	16

Total fixed income securities	$2,268,624	100%

      The weighted average life of our asset-backed and mortgage-backed securities is 2.6 years.
      The market value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the market value will generally decrease and as rates decrease, the market value will generally increase. The fluctuations in market value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. During 2005, the net pre-tax unrealized gain on our fixed income securities decreased $29.3 million due to market value changes. We estimate that a 1% increase in interest rates would decrease the market value of our fixed income securities by approximately $111.2 million and a 1% decrease would increase the market value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. In our current position, higher interest rates would have a positive effect on net earnings.
      Some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.
      The average duration of claims in many of our lines of business is relatively short and, accordingly, our investment portfolio had a relatively short duration. In recent years we have expanded the directors’ and officers’ liability and professional indemnity components of our diversified financial products line of business, which have a longer claims duration than our other lines of business. We are taking these changes into consideration in determining the duration of our investment portfolio. We have also kept the duration of our portfolio relatively short in recent years when rates were very low, in expectation of higher interest rates. We have recently extended the duration and maturities of our investments to take advantage of higher long-term market interest rates.

      The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments at December 31, 2005.

		Maturities/Estimated Payment Dates

	Total	2006	2007-2008	2009-2010	Thereafter

Cash and investment maturities of insurance companies	$2,969,277	$897,421	$469,980	$380,460	$1,221,416
Estimated loss and loss adjustment expense payments, net of reinsurance	1,534,933	538,662	553,304	259,909	183,058

Estimated available cash flow	$1,434,344	$358,759	$(83,324)	$120,551	$1,038,358

      As demonstrated in the above table, we maintain sufficient liquidity to pay anticipated policyholder claims on their expected payment dates. In addition, we can use current operating cash flow to pay claims as they become due. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments, nor do we anticipate needing to use our $200.0 million Revolving Loan Facility to pay claims. However, this credit facility can provide additional short-term liquidity if an unexpected event was to occur.

Contractual Obligations
      The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2005.

		Estimated Payment Dates

	Total	2006	2007-2008	2009-2010	Thereafter

Gross loss and loss adjustment expense payable(1)
Diversified financial products	$953,131	$199,984	$388,204	$238,847	$126,096
Group life, accident and health	204,100	169,698	26,734	6,077	1,591
Aviation	193,242	95,036	65,946	21,309	10,951
London market account	578,253	239,558	284,154	48,084	6,457
Other specialty lines	195,918	93,245	75,064	22,276	5,333
Discontinued lines	689,076	146,469	222,988	122,863	196,756

Total loss and loss adjustment expense payable	2,813,720	943,990	1,063,090	459,456	347,184
Life and annuity policy benefits	73,415	1,859	3,577	3,397	64,582
1.30% Convertible Notes(2)(3)	125,812	125,812	—	—	—
2.00% Convertible Exchange Notes(2)(3)	174,120	174,120	—	—	—
Other notes payable(3)	13,899	1,003	11,753	508	635
$200.0 million Revolving Loan Facility	—	—	—	—	—
Operating leases	59,123	10,582	18,936	12,150	17,455
Earnout liabilities	32,318	32,318	—	—	—
Indemnifications	20,748	13,294	1,968	2,172	3,314

Total obligations	$3,313,155	$1,302,978	$1,099,324	$477,683	$433,170

      In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	The 1.30% Convertible Notes mature in 2023 and the 2.00% Convertible Exchange Notes mature in 2021, but are shown in the 2006 column since they may be surrendered for cash at the option of the holders in the first quarter of 2006 because our stock traded at specified price levels in 2005. Both convertible notes have various put and redemption dates as disclosed in Note 6 to the Consolidated Financial Statements.

(3)	Amounts include interest payable in respective periods.
      The purchase agreements for two of our acquisitions provide for earnout payments. The above table includes the amounts earned in 2005, which are payable in 2006.
      In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.
      We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2005, we have recorded a liability of $20.7 million and have provided $8.1 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Subsidiary Dividends
      The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. Historically, we have not relied on dividends from our insurance companies to meet the parent holding company’s obligations, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, since we have had sufficient cash flow from our agencies and intermediaries to meet our corporate cash flow requirements. However, as more profit is now expected to be earned in our insurance companies, we may have to partially depend on cash flow from our insurance companies in the future.
      The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct domestic insurance company subsidiaries can pay an aggregate of $90.3 million in dividends in 2006 without obtaining special permission from state regulatory authorities. In 2005 and 2004, one insurance company subsidiary paid HCC a dividend of $50.0 million and $20.0 million, respectively. The funds were then contributed to another insurance company subsidiary.

Lines of Credit
      Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and guarantees entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. We had no borrowings under this facility at December 31, 2005.
      In 2006, we entered into a $34.0 million Standby Letter of Credit Facility, which allows us to replace a portion of our funds at Lloyd’s of London with standby letters of credit. Any letters of credit issued under the Standby Letter of Credit Facility will be unsecured commitments of HCC. The Standby Letter of Credit Facility contains standard restrictive covenants, which in many cases are identical to or incorporate by reference the restrictive covenants from our Revolving Loan Facility.
      At December 31, 2005, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $45.2 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $56.5 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (7.25% at December 31, 2005) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2005, letters of credit totaling $16.7 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $20.9 million collateralizing the lines.

Other
      In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of common stock, payable to shareholders of record on July 1, 2005. The distribution of the 35.1 million shares had no impact on our consolidated shareholders’ equity, results of operations or cash flows.
      We have filed registration statements with the United States Securities and Exchange Commission that provide a shelf registration for an aggregate of $750.0 million of our securities, of which we have $375.0 million available to be issued. These securities may be debt securities, equity securities or a combination thereof. We sold 4.7 million and 4.5 million shares of our common stock at prices of $32.05 and $22.17 per share in 2005 and 2004, respectively, under this shelf registration. Net proceeds of $150.0 million in 2005 were used to make $108.0 million of capital contributions to our insurance company subsidiaries and to fund acquisitions. We used the net proceeds of $96.7 million in 2004 to make a $75.0 million capital contribution to an insurance company subsidiary and $17.0 million to pay down bank debt.
      Our debt to total capital ratio was 15.5% at December 31, 2005 and 19.0% at December 31, 2004.
      We believe that our operating cash flows, investments, Revolving Loan Facility and shelf registration will provide sufficient sources of liquidity to meet our operating needs for the foreseeable future.
Impact of Inflation
      Our operations, like those of other property and casualty insurers, are susceptible to the effects of inflation, as premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, for competitive reasons, such premiums may not fully offset the effects of inflation. However, because the majority of our business is comprised of lines which have relatively short lead times between the occurrence of an insured event, reporting of the claims to us and the final settlement of the claims or have claims that are not significantly impacted by inflation, the effects of inflation are minimized.

      A portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue but also higher claim payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claim settlements than may originally have been estimated, without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments.
      Inflation can also affect interest rates. Any significant increase in interest rates could have a material adverse effect on the market value of our investments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. Any significant increase in interest rates could have a material adverse effect on our net earnings, depending on the amount borrowed on that facility.
Foreign Exchange Rate Fluctuations
      We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Our gain (loss) from currency conversion was $(1.0) million in 2005 compared to $1.2 million in 2004 and $4.1 million in 2003. Included in the 2003 amount was a one-time gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.
Critical Accounting Policies
      The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) requires us to make estimates and assumptions when applying our accounting policies. The following sections provide information about our estimation processes related to certain of our critical accounting policies.

Loss and Loss Adjustment Expense
      Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses, less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.
      The process of estimating our loss and loss adjustment expense reserves involves a considerable degree of judgment by management and is inherently uncertain. The recorded reserves represent management’s best estimate of unpaid loss and loss adjustment expense by line of business. Because we provide insurance coverage in specialized lines of business that often lack statistical stability, management considers many factors, and not just the actuarial point estimates discussed below, in determining ultimate expected losses and the level of net reserves required and recorded.
      To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following: 1) information used to price the applicable policies, 2) historical loss information where available, 3) any public industry data for that line or similar lines of business and 4) an assessment of current market conditions. Management also considers the point estimates and ranges calculated by our actuaries, together with input from our experienced underwriting and claims personnel. Because of the nature and complexities of the specialized types of business we insure, management may give greater weight to the expectations of our underwriting and claims personnel, who often perform a claim by claim review, rather than to the actuarial estimates. However, we utilize the actuarial point and range estimates to monitor the adequacy and reasonableness of our recorded reserves.
      Each quarter-end, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Generally, we maintain total consolidated net reserves above the total actuarial point estimate but within the actuarial range.
      The table below shows our recorded net reserves at December 31, 2005 by line of business, the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$1,534,933	$1,510,649	$1,419,599	$1,649,515

Individual lines of business:
Diversified financial products	$551,350	$548,060	$477,296	$644,673
Group life, accident and health	162,076	165,545	151,301	181,882
Aviation	104,727	97,998	91,060	106,615
London market account	197,142	192,228	182,571	217,638
Other specialty lines	106,520	99,612	94,369	110,647
Discontinued lines	413,118	407,206	358,389	490,719

Total net reserves	$1,534,933

      The actuarial point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While, from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate, and it can be thought of as the expected value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While there is still a possibility of ultimately paying an amount below the range or above the range, the actuarial probability is very small. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates.
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
      In actuarial practice, some of our lines of business are more effectively modeled by a statistical distribution that is skewed or non-symmetric. These distributions are usually skewed towards large losses, which causes the midpoint of the range to be above the actuarial point estimate or mean value of the range. This should be kept in mind when using the midpoint as a proxy for the mean. Our assumptions, estimates and judgments can change based on new information and changes in conditions and, if they change, it will affect the determination of the range amounts.

      The following table details the characteristics and major actuarial assumptions by major products within our lines of business utilized by our actuaries in the determination of actuarial point estimates and ranges. We considered all major lines of business written by the insurance industry when determining the relative characteristics of claims duration, speed of loss reporting and reserve volatility. Other companies may classify their own insurance products in different lines of business or utilize different actuarial assumptions.

Claims Characteristics

Speed of
				Loss	Reserve
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Major Actuarial Assumptions

Diversified financial products	Directors’ and officers’ liability	Primary	Medium	Moderate	Medium	Historical and industry loss reporting patterns

	Professional indemnity	Primary	Medium	Moderate	Low	Historical loss reporting patterns

	Surety	Primary	Medium	Fast	Low	Historical loss payment and reporting patterns

Group life, accident and health	Medical stop-loss	Primary	Short	Fast	Low	Medical cost and utilization trends

Historical loss payment and reporting patterns

Rate changes

Aviation	Aviation	Primary and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns

Rate changes

London market account	Accident and health	Primary and assumed	Medium to Long	Slow	High	Historical loss payment and reporting patterns

	Energy*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns

Historical severity and frequency

Historical large loss experience

	Property*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns

Historical severity and frequency

Historical large loss experience

Other specialty	Surplus lines business	Assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns

Discontinued	Accident and health reinsurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns

*	Includes catastrophe losses
      Assumed reinsurance represented 13% of our gross written premium in 2005 and 35% of our gross reserves at December 31, 2005. Approximately 55% of the assumed reinsurance reserves related to assumed accident and health business in our discontinued line, 20% related to assumed reinsurance in our London market account and 13% related to assumed reinsurance in our aviation and diversified financial products lines of business. The remaining assumed reinsurance reserves covered various minor reinsurance programs. The table above recaps the underwriting, claims characteristics and major actuarial assumptions for our assumed reinsurance business.
      The assumed accident and health business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. As discussed previously, we recorded $8.9 million of adverse development, net of reinsurance, in 2005 and $27.3 million in 2004. These losses resulted from late reporting of claims by cedants and state guaranty associations and changes in our actuarial assumptions related to this business. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ claims processing functions to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with insureds related to claims or coverage issues are administered in the normal course of business or settled through arbitration. Based on the negative factors we experienced in the past two years and the higher risk of this discontinued line of business relative to our continuing lines of business, management believes there may be a greater likelihood of future adverse development in this assumed accident and health business than in our other lines of business. We periodically reassess loss reserves for this assumed business and adjust them, if needed. We are pursuing commutations with certain cedants to limit our future exposure to unanticipated losses from this business.
      The majority of the assumed reinsurance in our London market account, aviation and diversified financial products lines of business is facultative reinsurance. This business involves reinsurance of a company’s entire captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. In all cases, we underwrite the business and administer the claims, which are reported without a lag by the brokers. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business. We establish loss reserves for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable primary business.

      The following tables show the composition of our gross, ceded and net reserves at the respective balance sheet dates.

				% Net
				IBNR to
				Net Total
	Gross	Ceded	Net	Reserves

At December 31, 2005
Reported loss reserves:
Diversified financial products	$319,000	$126,665	$192,335
Group life, accident and health	129,601	6,366	123,235
Aviation	118,122	55,602	62,520
London market account	345,605	260,473	85,132
Other specialty lines	51,634	26,090	25,544

Subtotal reported reserves	963,962	475,196	488,766

Incurred but not reported reserves:
Diversified financial products	634,131	275,116	359,015	65%
Group life, accident and health	74,499	35,658	38,841	24
Aviation	75,120	32,913	42,207	40
London market account	232,648	120,638	112,010	57
Other specialty lines	144,284	63,308	80,976	76

Subtotal incurred but not reported reserves	1,160,682	527,633	633,049	56

Discontinued lines reported reserves	437,681	159,529	278,152
Discontinued lines incurred but not reported reserves	251,395	116,429	134,966	33

Total loss and loss adjustment expense payable	$2,813,720	$1,278,787	$1,534,933	50%

At December 31, 2004
Reported loss reserves:
Diversified financial products	$149,448	$64,852	$84,596
Group life, accident and health	128,973	31,235	97,738
Aviation	108,277	48,301	59,976
London market account	182,585	106,249	76,336
Other specialty lines	26,717	14,349	12,368

Subtotal reported reserves	596,000	264,986	331,014

Incurred but not reported reserves:
Diversified financial products	462,795	257,853	204,942	71%
Group life, accident and health	90,396	30,131	60,265	38
Aviation	55,169	24,117	31,052	34
London market account	98,530	31,090	67,440	47
Other specialty lines	62,206	28,930	33,276	73

Subtotal incurred but not reported reserves	769,096	372,121	396,975	55

Discontinued lines reported reserves	453,394	241,481	211,913
Discontinued lines incurred but not reported reserves	270,709	151,328	119,381	36

Total loss and loss adjustment expense payable	$2,089,199	$1,029,916	$1,059,283	49%

      We determine our incurred but not reported reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and reported loss reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of incurred but not reported reserves in relation to total reserves depends upon the characteristics of the particular line of business, particularly with respect to the speed by which losses are reported and outstanding claims reserves are adjusted. Lines for which losses are reported fast will have a lower percentage incurred but not reported reserve than slower reporting lines, and lines for which reserve volatility is low will have a lower percentage incurred but not reported loss reserve than high volatility lines.
      The reserves for reported losses related to our primary business and certain reinsurance assumed are initially set by our claims personnel or independent claims adjusters we retain. The reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available. Reserves for reported losses related to other reinsurance assumed are recorded based on information supplied to us by the ceding company. Our claims personnel monitor these reinsurance assumed reserves on a current basis and audit ceding companies’ claims to ascertain that claims are being recorded currently and that net reserves are being set at levels that properly reflect the liability related to the claims.
      The percentage of net incurred but not reported reserves to net total reserves increased slightly from 49% at December 31, 2004 to 50% at December 31, 2005. The reasons for the significant changes in net reserves by line of business follow:

•	Diversified financial products — Total net reserves in our diversified financial products line of business increased $261.8 million from 2004 to 2005 as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business is higher than in most of our other lines, since these losses report slower and have a longer duration.

•	Group life, accident and health — Incurred but not reported reserves have decreased and reported reserves have increased due to a speed up in the reporting of medical stop-loss claims.

•	London market account — Total net reserves in our London market account increased $53.4 million and the percentage of incurred but not reported reserves increased in 2005, due to estimated unreported claims for the 2005 hurricanes.

•	Discontinued lines — Total net reserves for our discontinued lines increased $81.8 million in 2005 primarily as a result of a commutation. The percentage of net incurred but not reported reserves to total reserves for discontinued lines decreased to 33% as claims continued to be reported and reported reserves were reassessed.
      With the exception of 2004 when we had negative development principally in the reserves related to our discontinued line of business, our net reserves historically have shown positive development except for the effects of losses on commutations, which we have completed in the past and may negotiate in the future. Commutations can produce negative prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout of the reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that our net reserves are adequate.
      We have no material exposure to environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

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
      The reserve was $12.1 million at December 31, 2005, compared to $20.4 million at December 31, 2004. We increased the reserve in 2005 by $5.8 million to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may not be collectible. Amounts charged against the reserve in 2005 were $5.0 million and in 2004 were immaterial. We also reclassified $9.0 million to our liability for indemnifications during the year. We recently assessed the collectibility of our year-end recoverables related to our hurricane losses and believe amounts are collectible based on currently available information.
      We are currently in negotiations with most reinsurers who have delayed or suspended payments, but if such negotiations do not result in a satisfactory resolution, we may seek or be involved in litigation or arbitration. We resolved certain arbitrations in 2005; amounts with respect to the remaining arbitration and litigation proceedings that we initiated are not material.

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

Other-Than-Temporary Impairments on Investments
      Declines in the market value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed income securities below cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed income securities with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. At December 31, 2005, we had gross unrealized losses on fixed income securities of $22.1 million (1.0% of aggregate market value) compared to $5.1 million (0.3% of aggregate market value) at December 31, 2004.
Recent Accounting Pronouncements

Share-Based Payment
      The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires companies to charge the fair value of stock-based compensation to earnings, with adoption required as of January 1, 2006. SFAS 123(R) allows either a prospective or retrospective adoption method. We will adopt SFAS 123(R) in 2006 using the modified prospective method, whereby results for prior periods will not be restated. Compensation expense recognized going forward will be based on our unvested stock options granted before January 1, 2006 and all options granted after that date. We will use the Black-Scholes option pricing model to determine the fair value of an option on its grant date and will expense that value over the option’s vesting period. At December 31, 2005, there was approximately $38.1 million of total unrecognized compensation expense related to unvested options that is expected to be recognized through 2010, of which we expect to recognize approximately $11.7 million in 2006.
      Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the pro forma net income and earnings per share amounts calculated under SFAS 123, as disclosed in Note 1 to the Consolidated Financial Statements. The ultimate impact of adoption of SFAS 123(R) in future periods will depend on the following: 1) the amount and timing of options granted, exercised and forfeited, 2) the assumptions used to model fair value and 3) certain tax reporting requirements. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that, in future periods, we report the benefit of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow. We cannot estimate what the tax benefits or cash flow amounts will be in the future because they depend on a variety of factors, including when employees exercise stock options. However, we recognized operating cash flows of $10.0 million, $3.7 million and $4.3 million in 2005, 2004 and 2003, respectively, for tax deductions associated with options exercised.

Other-Than-Temporary Impairments
      The FASB has issued FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP requires recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other-than-temporary, even if the investor has not decided to sell the security. This standard replaces current guidance in Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard is effective January 1, 2006. We expect that adoption of this FSP will have an immaterial impact on our consolidated financial position and results of operations.

Accounting Changes and Corrections
      The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires restatement of all prior period financial statements if a company makes an accounting change or corrects an error. The standard is effective January 1, 2006. We will apply the standard, if applicable, in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our principal assets and liabilities are financial instruments which are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt, and foreign currency exchange rate risk.
      Caution should be used in evaluating overall market risk utilizing the information below. Actual results could differ materially from estimates below for a variety of reasons, including: 1) amounts and balances on which the estimates are based are likely to change over time, 2) assumptions used in the models may prove to be inaccurate, 3) market changes could be different from market changes assumed below and 4) not all factors and balances are taken into account.

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
      The fair value of our fixed income securities was $2.3 billion at December 31, 2005 and $1.7 billion at December 31, 2004. If market interest rates were to change 1% (e.g. from 5% to 6%), the fair value of our fixed income securities would have changed approximately $111.2 million at December 31, 2005. This compares to a change in value of $78.9 million at December 31, 2004 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.
      Our $200.0 million Revolving Loan Facility is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. At December 31, 2005 and 2004, there was no balance outstanding under this line of credit. Our 1.30% and 2.00% convertible notes are not subject to interest rate changes.

Foreign Exchange Risk
      The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2005 and 2004 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,

	2005		2004

		Hypothetical		Hypothetical
	U.S. Dollar	10% Change	U.S. Dollar	10% Change in
	Equivalent	in Fair Value	Equivalent	Fair Value

British pound sterling	$11,590	$1,159	$6,163	$616
Euro	2,291	229	2,117	212
Canadian dollar	522	52	2,537	254
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
      (a) Disclosure Controls and Procedures
      As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act.
      (b) Management’s Report on Internal Control over Financial Reporting
      As of December 31, 2005, our management has assessed the effectiveness of our internal control over financial reporting. In a report included on page F-1, our management has concluded that, based on its assessment, our internal control over financial reporting was effective as of December 31, 2005. In conducting our assessment, we excluded from our assessment the five companies that we acquired in purchase business combinations in 2005. The combined total assets and total revenue of these subsidiaries represented 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
      (c) Changes in Internal Control over Financial Reporting
      During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
      We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2005 in previously filed reports on Form 8-K.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Code of Business Conduct and Ethics
      We have adopted a Code of Business Conduct and Ethics which applies to all employees, officers and directors of our company. The complete text of our Code of Business Conduct and Code of Ethics is available on our website at www.hcc.com and will be provided to any person free of charge upon request made to: HCC Insurance Holdings, Inc., Investor Relations Department, 13403 Northwest Freeway, Houston, Texas 77040. Any amendments to, or waivers of, the Code of Business Conduct and Ethics which apply to the Chief Executive Officer and the Senior Financial Officers will be disclosed on our website.

      For information regarding our Directors and Executive Officers, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.
      On June 10, 2005, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this report on Form 10-K and to the report on Form 10-K for the year ended December 31, 2004, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation
      For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
      For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      For information regarding Certain Relationships and Related Transactions, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005 and which is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
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

HCC Insurance Holdings, Inc.
_______________________________________ (Registrant)

Dated: March 15, 2006	By: /s/ Stephen L. Way (Stephen L. Way) Chairman of the Board, Chief Executive Officer and President
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Stephen L. Way (Stephen L. Way)	Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2006

/s/ Frank J. Bramanti* (Frank J. Bramanti)	Director	March 15, 2006

/s/ Patrick B. Collins* (Patrick B. Collins)	Director	March 15, 2006

/s/ James R. Crane* (James R. Crane)	Director	March 15, 2006

/s/ J. Robert Dickerson* (J. Robert Dickerson)	Director	March 15, 2006

/s/ Walter M. Duer* (Walter M. Duer)	Director	March 15, 2006

/s/ Edward H. Ellis, Jr. (Edward H. Ellis, Jr.)	Director, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	March 15, 2006

/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)	Director	March 15, 2006

/s/ Allan W. Fulkerson* (Allan W. Fulkerson)	Director	March 15, 2006

/s/ Walter J. Lack* (Walter J. Lack)	Director	March 15, 2006

/s/ John N. Molbeck, Jr.* (John N. Molbeck, Jr.)	Director	March 15, 2006

Name		Title	Date

/s/ Michael A. F. Roberts* (Michael A. F. Roberts)		Director	March 15, 2006

*By:	/s/ Stephen L. Way Stephen L. Way, Attorney-in-fact

      Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF MANAGEMENT
Management’s Responsibility for Financial Reporting
      Management of HCC Insurance Holdings, Inc. (the Company) is responsible for the preparation, quality and fair presentation of the Company’s published financial statements. We prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. As such, these financial statements include judgments and estimates of the Company’s management. We also prepared the other information included in the Form 10-K, and we are responsible for its accuracy and consistency with the consolidated financial statements.
Management’s Report on Internal Control over Financial Reporting
      Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. As defined, internal control over financial reporting: 1) is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, 2) is effected by the Company’s board of directors, management and other personnel and 3) provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that:

•	pertain to the maintenance of our records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of our assets;

•	provide reasonable assurance that we have recorded transactions as necessary to permit us to prepare financial statements in accordance with generally accepted accounting principles and that the Company’s receipts and expenditures are being made only in accordance with authorizations of our management and the Company’s board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our consolidated financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may also become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making our assessment, we used the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. In conducting our assessment, we excluded from our assessment the five companies that we acquired in purchase business combinations in 2005. The combined total assets and total revenue of these subsidiaries represented 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
      Based on our assessment using the COSO criteria, we, as the Company’s management, concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005.

      Our independent registered public accounting firm, PricewaterhouseCoopers LLP, issued a report on our assessment of the Company’s effectiveness of internal control over financial reporting. This report begins on page F-3.

/s/ Stephen L. Way Stephen L. Way Chairman of the Board, Chief Executive Officer and President	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr. Executive Vice President and Chief Financial Officer
March 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:
      We have completed integrated audits of HCC Insurance Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
      Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
      As described in Management’s Report on Internal Control over Financial Reporting, management has excluded from its assessment of internal control over financial reporting as of December 31, 2005 the five companies that it acquired in purchase business combinations in 2005. We have also excluded these five companies from our audit of internal control over financial reporting. These companies are wholly-owned subsidiaries whose combined total assets and total revenues represent 3% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.
/s/ PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2006

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,

	2005	2004

ASSETS
Investments:
Fixed income securities, at fair value (amortized cost: 2005 — $2,277,139; 2004 — $1,682,421)	$2,268,624	$1,703,171
Short-term investments, at cost, which approximates fair value	839,581	729,985
Other investments, at fair value (cost: 2005 — $144,897; 2004 — $34,137)	149,223	35,335

Total investments	3,257,428	2,468,491
Cash	73,935	69,933
Restricted cash and cash investments	170,978	188,510
Premium, claims and other receivables	884,654	889,800
Reinsurance recoverables	1,360,483	1,104,026
Ceded unearned premium	239,416	317,055
Ceded life and annuity benefits	73,415	74,627
Deferred policy acquisition costs	156,253	139,199
Goodwill	532,947	444,031
Other assets	276,557	208,954

Total assets	$7,026,066	$5,904,626

LIABILITIES
Loss and loss adjustment expense payable	$2,813,720	$2,089,199
Life and annuity policy benefits	73,415	74,627
Reinsurance balances payable	176,954	228,998
Unearned premium	807,109	741,706
Deferred ceding commissions	65,702	94,896
Premium and claims payable	753,859	766,765
Notes payable	309,543	311,277
Accounts payable and accrued liabilities	332,068	273,493

Total liabilities	5,332,370	4,580,961
SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2005 — 110,803; 2004 — 102,057)	110,803	68,038
Additional paid-in capital	747,568	566,776
Retained earnings	817,013	651,216
Accumulated other comprehensive income	18,312	37,635

Total shareholders’ equity	1,693,696	1,323,665

Total liabilities and shareholders’ equity	$7,026,066	$5,904,626

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,

	2005	2004	2003

REVENUE
Net earned premium	$1,369,988	$1,010,692	$738,272
Fee and commission income	134,282	182,349	142,615
Net investment income	98,851	64,885	47,335
Net realized investment gain	1,448	5,822	527
Other operating income	39,773	19,406	13,215

Total revenue	1,644,342	1,283,154	941,964

EXPENSE
Loss and loss adjustment expense, net	921,197	645,230	488,652
Policy acquisition costs, net	257,725	224,323	138,212
Other operating expense	178,989	164,474	140,913
Interest expense	7,684	8,374	7,453

Total expense	1,365,595	1,042,401	775,230

Earnings from continuing operations before income tax expense	278,747	240,753	166,734
Income tax expense on continuing operations	85,647	81,732	59,857

Earnings from continuing operations	193,100	159,021	106,877
Earnings from discontinued operations, net of income taxes of $1,686 in 2005, $2,313 in 2004 and $26,289 in 2003	2,760	4,004	36,684

Net earnings	$195,860	$163,025	$143,561

Basic earnings per share data:
Earnings from continuing operations	$1.83	$1.64	$1.12
Earnings from discontinued operations	0.03	0.04	0.39

Net earnings	$1.86	$1.68	$1.51

Weighted average shares outstanding	105,463	97,257	94,919

Diluted earnings per share data:
Earnings from continuing operations	$1.76	$1.61	$1.11
Earnings from discontinued operations	0.03	0.04	0.38

Net earnings	$1.79	$1.65	$1.49

Weighted average shares outstanding	109,437	98,826	96,576

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Net earnings	$195,860	$163,025	$143,561
Other comprehensive income (loss):
Investment gains (losses):
Investment gains (losses) during the year, net of income tax charge (benefit) of $(2,946) in 2005, $6,091 in 2004 and $(1,048) in 2003	(4,257)	10,955	(1,962)
Less reclassification adjustment for gains included in net earnings, net of income tax charge of $2,479 in 2005, $2,433 in 2004 and $184 in 2003	(4,605)	(4,518)	(343)
Foreign currency translation adjustment	(10,461)	5,072	7,666

Other comprehensive income (loss)	(19,323)	11,509	5,361

Comprehensive income	$176,537	$174,534	$148,922

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2005, 2004 and 2003
(in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2002	$62,358	$416,406	$383,378	$20,765	$882,907
Net earnings	—	—	143,561	—	143,561
Other comprehensive income	—	—	—	5,361	5,361
Issuance of 1,860 shares for exercise of options, including tax benefit of $4,320	1,240	23,359	—	—	24,599
Issuance of 78 shares of contractually issuable stock	52	(52)	—	—	—
Issuance of 472 shares for purchased company	314	7,958	—	—	8,272
Cash dividends declared, $0.187 per share	—	—	(17,780)	—	(17,780)

Balance at December 31, 2003	63,964	447,671	509,159	26,126	1,046,920
Net earnings	—	—	163,025	—	163,025
Other comprehensive income	—	—	—	11,509	11,509
Issuance of 4,500 shares in public offering, net of costs	3,000	93,668	—	—	96,668
Issuance of 1,485 shares for exercise of options, including tax benefit of $3,743	990	22,861	—	—	23,851
Issuance of 126 shares for purchased company and strategic investment	84	2,576	—	—	2,660
Cash dividends declared, $0.213 per share	—	—	(20,968)	—	(20,968)

Balance at December 31, 2004	68,038	566,776	651,216	37,635	1,323,665
Net earnings	—	—	195,860	—	195,860
Other comprehensive loss	—	—	—	(19,323)	(19,323)
Issuance of 4,688 shares in public offering, net of costs	4,688	145,276	—	—	149,964
Issuance of 2,439 shares for exercise of options, including tax benefit of $10,001	1,785	44,355	—	—	46,140
Issuance of 1,624 shares for purchased companies and convertible debt	1,227	26,226	—	—	27,453
Three-for-two stock split	35,065	(35,065)	—	—	—
Cash dividends declared, $0.282 per share	—	—	(30,063)	—	(30,063)

Balance at December 31, 2005	$110,803	$747,568	$817,013	$18,312	$1,693,696

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$195,860	$163,025	$143,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(7,654)	70,136	(134,112)
Change in reinsurance recoverables	(249,329)	(183,121)	(117,256)
Change in ceded unearned premium	87,515	(22,504)	(127,367)
Change in loss and loss adjustment expense payable	705,688	538,374	379,998
Change in reinsurance balances payable	(60,832)	(69,647)	130,257
Change in unearned premium	38,809	122,317	261,261
Change in premium and claims payable, net of restricted cash	(3,851)	6,928	(22,263)
Gain on sale of subsidiaries	(8,717)	(6,317)	(52,681)
Change in trading portfolio	(66,809)	25,673	12,741
Depreciation and amortization expense	14,647	16,139	12,828
Other, net	(21,337)	7,700	41,131

Cash provided by operating activities	623,990	668,703	528,098

Cash flows from investing activities:
Sales of fixed income securities	237,480	253,398	167,357
Maturity or call of fixed income securities	186,075	154,357	142,652
Cost of securities acquired	(1,054,529)	(935,053)	(694,211)
Change in short-term investments	(72,703)	(160,229)	(202,904)
Payments for purchase of subsidiaries, net of cash received	(94,056)	(93,543)	(16,680)
Sale of subsidiaries and other operating investments	21,116	—	82,618
Other, net	3,637	268	(17,655)

Cash used by investing activities	(772,980)	(780,802)	(538,823)

Cash flows from financing activities:
Issuance of notes payable, net of costs	46,528	29,000	174,845
Payments on notes payable	(48,181)	(40,176)	(108,813)
Sale of common stock, net of costs	186,103	116,776	20,279
Dividends paid and other, net	(31,458)	(19,984)	(19,476)

Cash provided by financing activities	152,992	85,616	66,835

Net increase (decrease) in cash	4,002	(26,483)	56,110
Cash at beginning of year	69,933	96,416	40,306

Cash at end of year	$73,935	$69,933	$96,416

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(1)	General Information and Significant Accounting and Reporting Policies
      HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers and agents. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability and surety); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.
      Our principal domestic insurance companies are Houston Casualty Company, U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company and American Contractors Indemnity Company. These companies operate throughout the United States with headquarters in Houston, Texas, Atlanta, Georgia and Los Angeles, California. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company and the London branch of Houston Casualty Company. These companies operate from the United Kingdom, Spain, Bermuda and Ireland.
      Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies, in specialized lines of business within the property and casualty and group life, accident and health insurance sectors. Our principal domestic agencies are Professional Indemnity Agency, Inc., HCC Specialty Underwriters, HCC Global Financial Products, Covenant Underwriters and HCC Indemnity Guaranty Agency. Our agencies operate throughout the United States. Our principal foreign agency is HCC Global Financial Products, with headquarters in Barcelona, Spain. In 2006, we intend to consolidate the operations of one of our foreign agencies, HCC Diversified Financial Products, into HCC International Insurance Company.
      Our reinsurance and insurance brokers provide brokerage, consulting and other broker services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal reinsurance brokers are Rattner Mackenzie and HCC Risk Management, operating principally in London, England, Hamilton, Bermuda and Houston, Texas. Our insurance broker is Continental Underwriters.

Basis of Presentation
      Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Management must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.
      We have reclassified certain amounts in our 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances in the consolidated balance sheet and reclassification

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
of the corresponding lines in the consolidated statements of cash flows. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

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
      Short-term investments and restricted cash investments are carried at cost, which approximates fair value. Other investments includes trading securities, which are carried at quoted market value. The change in unrealized gain or loss on trading securities, as well as realized gains or losses and dividend income thereon, are included in other operating income in the consolidated statements of earnings.
      Realized gains or losses are determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established. Declines in the market value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed income securities below cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed income securities with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Derivative Financial Instruments
      We have reinsured interests in two long-term mortgage impairment insurance contracts. The exposure with respect to these two contracts is measured based on movement in a specified index. These insurance contracts qualify as derivative financial instruments, are unhedged and are reported in other assets at fair value, which was $6.4 million and $3.0 million at December 31, 2005 and 2004, respectively. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms and validated based on current market quotes. Changes in fair value are recorded each period as a component of other operating income in the consolidated statements of earnings.

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions
      Substantially all of the property and casualty and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance coverage in the period. Written premium, net of reinsurance, is primarily recognized in earnings on a pro rata basis over the term of the related policies. However, for certain policies, written premium is recognized in earnings over the period of risk in proportion to the amount of

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
insurance risk provided. Unearned premium represents the portion of premium written in relation to the unexpired term of coverage. Premium related to our group life policies is recognized when due. When coverage under a specific excess of loss reinsurance layer has been utilized, we effectively expense the remaining initial premium and defer and amortize the reinstatement premium over the period of risk.
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

Strategic Investments and Other Operating Income
      Included in other assets are certain strategic investments in insurance-related companies. When we own a 20% to 50% equity interest in a strategic investment, the investment and income are recorded using the equity method of accounting. We carry the remaining investments that are marketable at fair value and the remaining investments that are not readily marketable at management’s estimate of fair value. We record any interest, dividends and realized gains or losses in other operating income and unrealized gains or losses in other comprehensive income.

Premium, Claims and Other Receivables
      We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $7.4 million and $4.9 million at December 31, 2005 and 2004, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Loss and Loss Adjustment Expense Payable
      Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses, and anticipated receipts from salvage and subrogation. Reserves are recorded on an undiscounted basis, except for reserves of acquired companies. The discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry’s experience. While we believe that amounts included in our consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in the period of the change.

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
      To determine the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts CON 7, Using Cash Flow Information and Present Value in Accounting Measurements. This approach utilizes a risk-free rate of interest, estimates of future cash flows, and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.
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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Certain fiduciary funds totaling $286.1 million and $295.2 million were included in cash, short-term investments and fixed income securities at December 31, 2005 and 2004, respectively. These funds are held by underwriting agencies, reinsurance brokers, or surety companies for the benefit of insurance or reinsurance clients. We earn the interest on these funds net of expenses.

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

Foreign Currency
      The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. The gain (loss) from currency conversion was $(1.0) million, $1.2 million and $4.1 million in 2005, 2004 and 2003, respectively. The 2003 amount included a one-time gain of $1.3 million from settlement of an advance of funds to an unaffiliated entity.
      We utilize the Euro, the British pound sterling and the Canadian dollar as the functional currency in our other foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment within accumulated other comprehensive income. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the consolidated statements of cash flows.

Income Taxes
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

Earnings Per Share
      Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding plus potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are considered to be potential common shares in the diluted calculation. Also included are common shares that would be issued for any premium in excess of the principal amount of our convertible debt. We use the treasury stock method to calculate potential common shares outstanding due to options and our convertible debt.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Stock Options
      We account for stock options granted to employees using the intrinsic value method, in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. All options were granted at fixed exercise prices at the market price of our common stock on the grant date and no options have been repriced. Thus, no stock-based compensation expense is reflected in our reported net earnings. Options vest over a period of up to seven years and expire four to ten years after grant date.
      The following table illustrates what the effect on net earnings and earnings per share would be if we had used the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to value stock options.

	2005	2004	2003

Reported net earnings	$195,860	$163,025	$143,561
Stock-based compensation using fair value method, net of income taxes	(6,916)	(4,883)	(7,705)

Pro forma net earnings	$188,944	$158,142	$135,856

Reported basic earnings per share	$1.86	$1.68	$1.51
Fair value stock-based compensation	(0.07)	(0.05)	(0.08)

Pro forma basic earnings per share	$1.79	$1.63	$1.43

Reported diluted earnings per share	$1.79	$1.65	$1.49
Fair value stock-based compensation	(0.06)	(0.05)	(0.08)

Pro forma diluted earnings per share	$1.73	$1.60	$1.41

      For purposes of the above presentation, we estimate the fair value of each option grant on the grant date using the Black-Scholes single option pricing model. The table below shows the average fair value of options granted and the related assumptions used in the model.

	2005	2004	2003

Average fair value of options granted	$7.87	$5.85	$4.45
Risk free interest rate	4.0%	3.4%	2.8%
Expected volatility factor	32%	32%	32%
Dividend yield	1.11%	1.02%	1.07%
Expected option life	4.8 years	4.5 years	4.4 years
      The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), Share-Based Payment, which requires companies to charge the fair value of stock-based compensation to earnings, with adoption required as of January 1, 2006. SFAS 123(R) allows either a prospective or retrospective adoption method. We will adopt SFAS 123(R) in 2006 using the modified prospective method, whereby results for prior periods will not be restated. Compensation expense recognized going forward will be based on our unvested stock options granted before January 1, 2006 and all options granted after that date. We will use the Black-Scholes option pricing model to determine the fair value of an option on its grant date and will expense that value over the option’s vesting period. At December 31, 2005, there was approximately $38.1 million of total unrecognized compensation expense related to unvested options that is expected to be recognized through 2010, of which we expect to recognize approximately $11.7 million in 2006.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the pro forma net income and earnings per share amounts calculated under SFAS 123, as disclosed above. The ultimate impact of adoption of SFAS 123(R) in future periods will depend on the following: 1) the amount and timing of options granted, exercised and forfeited, 2) the assumptions used to model fair value and 3) certain tax reporting requirements. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that, in future periods, we report the benefit of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow. We cannot estimate what the tax benefits or cash flow amounts will be in the future because they depend on a variety of factors, including when employees exercise stock options. However, we recognized operating cash flows of $10.0 million, $3.7 million and $4.3 million in 2005, 2004 and 2003, respectively, for tax deductions associated with options exercised.

Stock Split
      In May 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of $1.00 par value common stock, payable to shareholders of record on July 1, 2005. The distribution, consisting of 35.1 million newly issued shares, was reflected as of June 30, 2005 in our consolidated financial statements. The distribution had no impact on consolidated shareholders’ equity, results of operations or cash flows. All references in the Consolidated Financial Statements and Notes to the number of shares outstanding, per share amounts, and stock option and convertible debt data have been restated to reflect the effect of the stock split for all periods presented.

Large Loss Events
      During 2005 and 2004, catastrophic events occurred related to three major hurricanes, Katrina, Rita and Wilma, and two minor ones (collectively, the 2005 hurricanes) and four major hurricanes, Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). As a result of these events, we recognized a pre-tax loss, after reinsurance, of $89.7 million in 2005 and $33.1 million in 2004 in our insurance company segment. The 2005 loss included $73.2 million recorded in loss and loss adjustment expense and $16.5 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. The 2004 loss included $23.3 million of loss and loss adjustment expense and $9.8 million of reinstatement premium. Net earnings were reduced $58.2 million in 2005 and $21.5 million in 2004.
      During the past three years, we reached agreements with various reinsurers to commute certain reinsurance recoverables, some of which related to our discontinued accident and health line of business. In 2005 and 2003, we received cash payments that were less than the related recoverables, from certain reinsurers, in consideration for discounting the recoverables and reassuming the associated loss reserves. We recorded a pre-tax loss of $26.0 million in 2005 and $28.8 million in 2003 related to these commutations, which were included in loss and loss adjustment expense in our insurance company segment. Net earnings were reduced $16.9 million in 2005 and $18.7 million in 2003.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The following table shows the reported amounts, as well as the effect of the hurricanes and commutations on those amounts.

				Effect of Hurricanes and
				Commutations

	2005	2004	2003	2005	2004	2003

Gross incurred loss and loss adjustment expense	$1,596,773	$1,289,155	$1,045,991	$394,625	$89,795	$—
Net incurred loss and loss adjustment expense	921,197	645,230	488,652	99,226	23,335	28,751
Ceded earned premium	617,402	849,610	748,799	16,533	9,806	—
Net earnings (loss)	195,860	163,025	143,561	(75,171)	(21,464)	(18,688)

Recent Accounting Pronouncements
      The FASB has issued FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The FSP requires recognition of an impairment loss on a debt security no later than when the investor deems the impairment is other-than-temporary, even if the investor has not decided to sell the security. This standard replaces current guidance in Emerging Issues Task Force Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The new standard is effective January 1, 2006. We expect that adoption of this FSP will have an immaterial impact on our consolidated financial position and results of operations.
      The FASB has issued SFAS No. 154, Accounting Changes and Error Corrections, as a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires restatement of all prior period financial statements if a company makes an accounting change or corrects an error. The standard is effective January 1, 2006. We will apply the standard, if applicable, in the future.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(2)	Acquisitions, Goodwill and Disposition

Acquisitions
      During the past three years, we have completed numerous acquisitions. We acquired these companies to diversify into new specialty lines of business or to grow existing lines of business. The business combinations were recorded using the purchase method of accounting, and the results of operations of the acquired businesses were included in our consolidated financial statements beginning on the effective date of each transaction. The following table provides additional information on these acquisitions (in millions):

		Initial	Goodwill	Deductible
	Effective Date	Consideration	Recognized	Goodwill

Covenant Underwriters and Continental Underwriters	July 1, 2003	$19.9	$19.1	Yes
American Contractors Indemnity Company	January 31, 2004	46.8	10.5	No
RA&MCO Insurance Services	October 1, 2004	8.5	7.7	No
United States Surety Company	March 1, 2005	19.4	12.6	No
HCC International Insurance Company (formerly De Montfort Insurance Company)	July 1, 2005	24.6	15.8	No
Perico Life Insurance Company (formerly MIC Life Insurance Corporation)	November 30, 2005	20.0	—	Yes
Perico Ltd.	December 1, 2005	33.4	31.8	Yes
Illium Insurance Group	December 31, 2005	3.0	1.5	No
      In the above table, the initial consideration column represents cash and the value of our common stock paid for the acquisition. The goodwill recognized column represents goodwill recorded through December 31, 2005, including earnout amounts based on earnings of the acquired company subsequent to its acquisition. The deductible goodwill column indicates if the goodwill is deductible for income tax purposes.
      We accrue earnout amounts when the conditions for their accrual have been satisfied under the applicable agreement. At December 31, 2005, accrued earnouts totaled $32.3 million. In addition, we will pay up to a maximum of $9.2 million with respect to two of the acquisitions if certain earnings targets are reached through December 31, 2006. The purchase agreement for one acquisition includes terms requiring additional consideration based on pre-tax earnings through September 30, 2007, with no maximum amount specified. Any contingent consideration accrued or payable in future years has been or will be recorded as an increase in goodwill.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      When we acquire a new subsidiary, goodwill is either allocated to that particular subsidiary or, if there are synergies with other subsidiaries, allocated to the different reporting units based on their respective share of the estimated future cash flows. In 2005, we eliminated a tax valuation allowance, which we had established when we acquired a subsidiary in 2002, and reversed the subsidiary’s remaining $4.7 million of goodwill. In 2004, we recorded a $5.6 million reduction in goodwill due to a tax refund as a result of an adjustment to pre-acquisition taxable income of an acquired subsidiary. The changes in goodwill were as follows:

	Insurance
	Company	Agency	Total

Balance at December 31, 2003	$163,718	$222,789	$386,507
Additions:
New acquisitions	17,870	2,823	20,693
Earnouts	26,697	15,716	42,413
Transfer on reorganization	11,266	(11,266)	—
Reduction for tax settlement	(4,201)	(1,381)	(5,582)

Balance at December 31, 2004	215,350	228,681	444,031
Additions:
New acquisitions	59,881	1,628	61,509
Earnouts	24,162	7,922	32,084
Transfer on reorganization	45,353	(45,353)	—
Reduction for tax adjustment	(4,677)	—	(4,677)

Balance at December 31, 2005	$340,069	$192,878	$532,947

Disposition
      In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized a gain of $52.7 million ($30.1 million after-tax) in 2003 and additional gains of $6.3 million ($4.0 million after-tax) in 2004 and $4.4 million ($2.8 million after-tax) in 2005 from a contractual earnout, which is now completed. The after-tax earnings from discontinued operations and the gain on sale are reported as earnings from discontinued operations in the consolidated statements of earnings. Goodwill was reduced $8.3 million as a result of the disposition. Discontinued operations for the year ended December 31, 2003 consisted of revenue of $22.9 million and earnings before income tax expense of $10.3 million. Earnings before income tax expense in 2003 excluded allocated general corporate overhead expenses of $1.7 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(3)	Investments
      Substantially all of our fixed income securities are investment grade and 99% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss and estimated fair value of investments in fixed income securities, all of which are classified as available for sale, were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2005
U.S. government	$90,404	$167	$(847)	$89,724
States, municipalities and political subdivisions	1,138,499	10,109	(6,634)	1,141,974
Corporate fixed income securities	381,917	340	(6,675)	375,582
Asset-backed and mortgage-backed securities	361,456	562	(6,646)	355,372
Foreign securities	304,863	2,412	(1,303)	305,972

Total fixed income securities	$2,277,139	$13,590	$(22,105)	$2,268,624

December 31, 2004
U.S. government	$87,652	$688	$(214)	$88,126
States, municipalities and political subdivisions	727,437	15,609	(1,696)	741,350
Corporate fixed income securities	374,130	4,644	(1,438)	377,336
Asset-backed and mortgage-backed securities	248,449	1,764	(1,510)	248,703
Foreign securities	244,753	3,176	(273)	247,656

Total fixed income securities	$1,682,421	$25,881	$(5,131)	$1,703,171

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      All fixed income securities were income producing during 2005, except for one security valued at $0.4 million. The following table displays the gross unrealized losses and fair value of all investments that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total

		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2005
U.S. government	$50,108	$(449)	$28,585	$(398)	$78,693	$(847)
States, municipalities and political subdivisions	464,533	(4,614)	95,327	(2,020)	559,860	(6,634)
Corporate fixed income securities	119,762	(2,175)	194,057	(4,500)	313,819	(6,675)
Asset-backed and mortgage-backed securities	162,251	(2,078)	147,552	(4,568)	309,803	(6,646)
Foreign securities	72,365	(832)	43,465	(471)	115,830	(1,303)

Total securities	$869,019	$(10,148)	$508,986	$(11,957)	$1,378,005	$(22,105)

December 31, 2004
U.S. government	$52,473	$(197)	$489	$(17)	$52,962	$(214)
States, municipalities and political subdivisions	170,352	(1,091)	27,500	(605)	197,852	(1,696)
Corporate fixed income securities	143,057	(1,170)	14,419	(268)	157,476	(1,438)
Asset-backed and mortgage-backed securities	140,536	(1,057)	12,096	(453)	152,632	(1,510)
Foreign securities	47,775	(252)	10,549	(21)	58,324	(273)

Total securities	$554,193	$(3,767)	$65,053	$(1,364)	$619,246	$(5,131)

      We regularly review our investments for possible impairments based on the criteria in Note 1. The determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires management judgment and a continual review of our investments. We considered all of the losses at December 31, 2005 and 2004 shown above to be temporary based on the results of our review.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The amortized cost and estimated fair value of fixed income securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities was 2.6 years.

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$147,717	$146,924
Due after 1 year through 5 years	565,851	561,240
Due after 5 years through 10 years	468,075	467,542
Due after 10 years through 15 years	299,078	301,264
Due after 15 years	434,962	436,282

Securities with fixed maturities	1,915,683	1,913,252
Asset-backed and mortgage-backed securities	361,456	355,372

Total fixed income securities	$2,277,139	$2,268,624

      At December 31, 2005, our domestic insurance companies had deposited fixed income securities of $37.4 million (amortized cost of $37.3 million) to meet the deposit requirements of various insurance departments. In addition, we had a deposit of fixed income securities of $60.3 million (amortized cost of $60.9 million) at Lloyd’s of London, which serves as security for our participation in a Lloyd’s syndicate. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.
      The sources of net investment income were as follows:

	2005	2004	2003

Fixed income securities	$77,842	$55,929	$40,927
Short-term investments	21,208	9,735	7,422
Other investments	3,615	1,366	488

Total investment income	102,665	67,030	48,837
Investment expense	(3,814)	(2,145)	(1,502)

Net investment income	$98,851	$64,885	$47,335

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Realized pre-tax gains (losses) on the sale or write down of investments were as follows:

	Gains	Losses	Net

Year ended December 31, 2005
Fixed income securities	$3,562	$(1,475)	$2,087
Other investments	156	(795)	(639)

Realized gain (loss)	$3,718	$(2,270)	$1,448

Year ended December 31, 2004
Fixed income securities	$7,035	$(1,088)	$5,947
Other investments	64	(189)	(125)

Realized gain (loss)	$7,099	$(1,277)	$5,822

Year ended December 31, 2003
Fixed income securities	$3,113	$(1,230)	$1,883
Other investments	40	(1,396)	(1,356)

Realized gain (loss)	$3,153	$(2,626)	$527

      Unrealized pre-tax net gains (losses) on investments were as follows:

	2005	2004	2003

Fixed income securities	$(29,265)	$(9,288)	$(3,738)
Strategic and other investments	14,978	19,383	201

Net unrealized investment gains (losses)	$(14,287)	$10,095	$(3,537)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(4)	Reinsurance
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

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2005
Primary business	$1,768,284	$1,694,446	$1,329,931
Reinsurance assumed	270,002	292,944	266,842
Reinsurance ceded	(537,062)	(617,402)	(675,576)

Net amounts	$1,501,224	$1,369,988	$921,197

Year ended December 31, 2004
Primary business	$1,674,075	$1,557,806	$966,163
Reinsurance assumed	301,078	302,496	322,992
Reinsurance ceded	(869,634)	(849,610)	(643,925)

Net amounts	$1,105,519	$1,010,692	$645,230

Year ended December 31, 2003
Primary business	$1,377,999	$1,189,356	$694,205
Reinsurance assumed	361,895	297,715	351,786
Reinsurance ceded	(874,392)	(748,799)	(557,339)

Net amounts	$865,502	$738,272	$488,652

      Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings were $98.0 million in 2005, $113.5 million in 2004 and $113.8 million in 2003.
      The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2005	2004

Reinsurance recoverable on paid losses	$93,837	$94,535
Reinsurance recoverable on outstanding losses	634,725	509,512
Reinsurance recoverable on incurred but not reported losses	644,062	520,404
Reserve for uncollectible reinsurance	(12,141)	(20,425)

Total reinsurance recoverables	$1,360,483	$1,104,026

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      Our U.S. domiciled insurance companies require reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2005 and 2004.

	2005	2004

Payables to reinsurers	$291,826	$350,514
Letters of credit	350,135	265,152
Cash deposits	64,150	68,307

Total credits	$706,111	$683,973

      The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2005 and 2004.

	2005	2004

Loss and loss adjustment expense payable	$2,813,720	$2,089,199
Reinsurance recoverable on outstanding losses	(634,725)	(509,512)
Reinsurance recoverable on incurred but not reported losses	(644,062)	(520,404)

Net reserves	$1,534,933	$1,059,283

Unearned premium	$807,109	$741,706
Ceded unearned premium	(239,416)	(317,055)

Net unearned premium	$567,693	$424,651

Deferred policy acquisition costs	$156,253	$139,199
Deferred ceding commissions	(65,702)	(94,896)

Net deferred policy acquisition costs	$90,551	$44,303

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $25.0 million at December 31, 2005 and 2004. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2005
Hannover Rueckversicherungs AG	A	Germany	$147,589	$28,232	$119,357
Lloyd’s Syndicate Number 0033	A-	United Kingdom	43,756	681	43,075
Arch Reinsurance Ltd.	A-	Bermuda	52,226	11,544	40,682
Everest Reinsurance Company	A+	Delaware	53,344	13,741	39,603
Odyssey America Reinsurance Corp.	A	Connecticut	39,973	3,474	36,499
Swiss Reinsurance America Corp.	A+	New York	43,470	7,749	35,721
Platinum Underwriters Reinsurance Co.	A	Maryland	38,159	4,422	33,737
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	31,139	2,036	29,103
Harco National Insurance Company	A-	Illinois	29,873	3,657	26,216
Transatlantic Reinsurance Company	A+	New York	26,661	1,331	25,330
Lloyd’s Syndicate Number 0958	B	United Kingdom	26,332	1,091	25,241
December 31, 2004
Hannover Rueckversicherungs AG	A	Germany	$66,961	$21,261	$45,700
Everest Reinsurance Company	A+	Delaware	55,443	12,139	43,304
Harco National Insurance Company	A-	Illinois	51,067	8,879	42,188
Lloyd’s Syndicate Number 2488	A-	United Kingdom	41,460	2,941	38,519
Lloyd’s Syndicate Number 0033	A-	United Kingdom	31,560	574	30,986
Lloyd’s Syndicate Number 1101	B-	United Kingdom	31,663	774	30,889
Lloyd’s Syndicate Number 1206	B-	United Kingdom	31,242	358	30,884
Odyssey America Reinsurance Corp.	A	Connecticut	29,551	2,637	26,914
Platinum Underwriters Reinsurance Co.	A	Maryland	36,658	10,669	25,989
      Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual Lloyd’s syndicates are published by Moody’s Investors Services, Inc. Lloyd’s of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. Lloyd’s of London is rated “A” by A.M. Best Company, Inc.
      Certain reinsurers have delayed or suspended payment of amounts recoverable under reinsurance contracts to which we are a party. We limit our liquidity exposure by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our consolidated balance sheets. We are currently in negotiations with most of these parties but, if such negotiations do not result in a satisfactory resolution of the matters in question, we may seek or be involved in litigation or arbitration. We resolved certain arbitrations in 2005; amounts with respect to the remaining arbitration and litigation proceedings that we initiated are not material.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      We have a reserve of $12.1 million at December 31, 2005 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss. We assessed the collectibility of our year-end recoverables related to our hurricane losses and believe the recoverables are collectible based on currently available information.
      HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $73.4 million and $74.6 million at December 31, 2005 and 2004, respectively.

(5)	Liability for Unpaid Loss and Loss Adjustment Expense
      The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2005	2004	2003

Reserves for loss and loss adjustment expense payable at beginning of year	$2,089,199	$1,535,288	$1,155,290
Less reinsurance recoverables	1,029,916	830,088	697,972

Net reserves at beginning of year	1,059,283	705,200	457,318
Net reserve addition from acquisition of subsidiaries	12,491	11,647	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	895,803	614,752	464,886
Increase in estimated loss and loss adjustment expense for claims occurring in prior years	25,394	30,478	23,766

Incurred loss and loss adjustment expense	921,197	645,230	488,652

Loss and loss adjustment expense payments for claims occurring during:
Current year	285,814	161,117	110,528
Prior years	172,224	141,677	135,829

Loss and loss adjustment expense payments	458,038	302,794	246,357

Net reserves at end of year	1,534,933	1,059,283	705,200
Plus reinsurance recoverables	1,278,787	1,029,916	830,088

Reserves for loss and loss adjustment expense at end of year	$2,813,720	$2,089,199	$1,535,288

      We had net loss and loss adjustment expense adverse development relating to prior year losses of $25.4 million in 2005, $30.5 million in 2004 and $23.8 million in 2003. The 2005 development resulted from a commutation charge of $26.0 million and a net redundancy of $0.6 million from all other sources. Our 2004 deficiency included a charge of $27.3 million related to adverse development in certain assumed accident and health business, and we had a net deficiency of $3.2 million from all other sources. The 2003

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
development resulted from a commutation charge of $28.8 million, partially offset by a net redundancy of $5.0 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
      We have no material exposure to environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981 and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered. Therefore, we do not expect to experience any material loss development for environmental pollution claims. Likewise, we have no material exposure to asbestos claims.

(6)	Notes Payable
      Notes payable at December 31, 2005 and 2004 are shown in the table below. The aggregate estimated fair value of our 1.30% and 2.00% convertible notes ($399.5 million and $332.8 million at December 31, 2005 and 2004, respectively) is based on quoted market prices. The estimated fair value of our other debt is based on current rates offered to us for debt with similar terms and approximates the carrying value at both balance sheet dates.

	2005	2004

1.30% Convertible Notes	$125,000	$125,000
2.00% Convertible Exchange Notes	172,400	172,442
$200.0 million Revolving Loan Facility	—	—
Other debt	12,143	13,835

Total notes payable	$309,543	$311,277

      Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to change under certain conditions. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after April 1, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 1, 2009. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
      Our 2.00% Convertible Exchange Notes are due in 2021. We pay interest semi-annually on March 1 and September 1. In November 2004, we exchanged substantially all of our 2.00% Convertible Notes for 2.00% Convertible Exchange Notes, which have terms economically similar to the original notes. We recorded no gain or loss for the debt exchange and expensed all debt issuance costs. Each one thousand dollar principal amount is convertible into 46.8823 shares of our common stock, which represents an initial conversion price of $21.33 per share. The initial conversion price is subject to change under certain

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
conditions. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 120% ($25.60 per share) of the conversion price per share of our common stock. We must settle any conversion by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after September 1, 2007. Holders may require us to repurchase the notes on September 1, 2007, 2011 or 2016, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before September 1, 2007. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
      Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and guaranties entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants which we believe are typical for similar financing arrangements.
      In 2006, we entered into a $34.0 million Standby Letter of Credit Facility, which allows us to replace a portion of our funds at Lloyd’s of London with standby letters of credit. Any letters of credit issued under the Standby Letter of Credit Facility will be unsecured commitments of HCC. The Standby Letter of Credit Facility contains standard restrictive covenants, which in many cases are identical to or incorporate by reference the restrictive covenants from our Revolving Loan Facility.
      At December 31, 2005, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $45.2 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $56.5 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (7.25% at December 31, 2005) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2005, letters of credit totaling $16.7 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $20.9 million collateralizing the lines.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(7)	Income Taxes
      At December 31, 2005 and 2004, we had current income taxes payable of $16.5 million and $16.6 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.
      The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2005	2004	2003

Statutory tax rate	35%	35%	35%

Federal tax on continuing operations at statutory rate	$97,561	$84,264	$58,356
Nontaxable municipal bond interest and dividends received deduction	(12,267)	(7,076)	(4,126)
Other non deductible expenses	1,620	923	1,979
State income taxes, net of federal tax benefit	3,591	2,962	3,164
Foreign income taxes	14,869	11,380	15,272
Foreign tax credit	(14,826)	(11,197)	(14,795)
Dividends received deduction on repatriated foreign earnings	(2,784)	—	—
Other, net	(2,117)	476	7

Income tax expense from continuing operations	$85,647	$81,732	$59,857

Effective tax rate, continuing operations	30.7%	33.9%	35.9%

Federal tax on discontinued operations at statutory rate	$1,556	$2,211	$22,041
Book over tax basis in stock of subsidiary	—	—	2,896
State income taxes, net of federal tax benefit, and other	130	102	1,352

Income tax expense on discontinued operations	$1,686	$2,313	$26,289

Effective tax rate, discontinued operations	37.9%	36.6%	41.7%

Total income tax expense	$87,333	$84,045	$86,146

Total effective tax rate	30.8%	34.0%	37.5%

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The components of income tax expense were as follows:

	2005	2004	2003

Federal current	$67,423	$82,995	$58,020
Federal deferred	(2,170)	(17,200)	(15,747)

Total federal	65,253	65,795	42,273

State current	4,266	7,065	7,167
State deferred	1,259	(2,508)	(1,356)

Total state	5,525	4,557	5,811

Foreign current	15,155	11,376	11,285
Foreign deferred	(286)	4	488

Total foreign	14,869	11,380	11,773

Income tax expense from continuing operations	$85,647	$81,732	$59,857

Federal current	$3,528	$1,898	$25,038
Federal deferred	(2,042)	271	(815)

Total federal	1,486	2,169	24,223

State current	475	110	1,792
State deferred	(275)	34	274

Total state	200	144	2,066

Income tax expense from discontinued operations	$1,686	$2,313	$26,289

Total income tax expense	$87,333	$84,045	$86,146

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2005 and 2004 was as follows:

	2005	2004

Excess of financial unearned premium over tax	$32,932	$27,238
Effect of loss reserve discounting and salvage and subrogation accrual for tax	34,903	21,341
Excess of financial accrued expenses over tax	22,331	19,228
Allowance for bad debts, not deductible for tax	7,047	7,925
Federal tax net operating loss carryforwards	1,581	2,354
State tax net operating loss carryforwards	4,321	4,278
Foreign branch net operating loss carryforwards	3,244	1,194
Valuation allowance	(10,704)	(17,533)

Total deferred tax assets	95,655	66,025

Unrealized gain on increase in value of securities available for sale (shareholders’ equity)	9,927	14,086
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	11,326	2,762
Amortizable goodwill for tax	18,953	13,012
Book basis in net assets of foreign subsidiaries in excess of tax	8,794	5,354
Property and equipment depreciation and other items	6,519	5,771

Total deferred tax liabilities	55,519	40,985

Net deferred tax asset	$40,136	$25,040

      Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired subsidiaries. In 2005, we eliminated a valuation allowance that we had established when we acquired a subsidiary in 2002. Changes in the valuation allowance were as follows:

	2005	2004	2003

Balance at beginning of year	$17,533	$17,613	$11,547
Increase due to acquisitions	—	611	4,900
Reduction related to 2002 acquisition	(5,511)	—	—
Other	(1,318)	(691)	1,166

Balance at end of year	$10,704	$17,533	$17,613

      At December 31, 2005, we have Federal and state tax net operating loss carryforwards of approximately $13.8 million and $70.5 million, respectively, which will expire in varying amounts through 2025. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. Approximately $9.3 million of Federal tax loss carryforwards relate to our foreign insurance companies and can only be used against future taxable income of those entities. We have recorded valuation allowances of $1.6 million against our Federal loss carryforwards, substantially all of which would reduce goodwill if the carryforwards are realized, and $3.5 million against our state loss carryforwards. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.
      The American Jobs Creation Act of 2004 provided U.S. corporations with a one time opportunity to repatriate earnings of certain foreign subsidiaries at materially reduced tax rates by allowing a temporary “dividends received deduction” if the repatriated amounts were reinvested in the United States in accordance with the provision of the law. We had previously recorded deferred taxes on the undistributed earnings of our foreign subsidiaries at the U.S. statutory rate of 35%. In 2005, we repatriated $14.2 million from certain foreign subsidiaries and recognized a $2.8 million tax benefit in accordance with FASB Staff Position No. 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.

(8)	Shareholders’ Equity
      In 2005 and 2004, we sold 4.7 million and 4.5 million shares of our common stock in public offerings at prices of $32.05 and $22.17 per share, respectively. Net proceeds from the offerings totaled $150.0 million in 2005 and $96.7 million in 2004, after deducting the underwriting discount and offering expenses. In 2005, we used $108.0 million of the proceeds to make capital contributions to our insurance company subsidiaries and used the remainder for acquisitions. In 2004, we used $75.0 million of the proceeds to make a capital contribution to an insurance company subsidiary and $17.0 million to pay down bank debt.
      At December 31, 2005, 12.5 million shares of our common stock were reserved for the exercise of options, of which 8.2 million shares were reserved for options previously granted and 4.3 million shares were reserved for future issuances.
      The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

			Accumulated
	Unrealized	Foreign	Other
	Investment	Currency	Comprehensive
	Gain (Loss)	Translation	Income

Balance at December 31, 2002	$21,649	$(884)	$20,765
Net change for year	(2,305)	7,666	5,361

Balance at December 31, 2003	19,344	6,782	26,126
Net change for year	6,437	5,072	11,509

Balance at December 31, 2004	25,781	11,854	37,635
Net change for year	(8,862)	(10,461)	(19,323)

Balance at December 31, 2005	$16,919	$1,393	$18,312

      U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2006 without special permission is $90.3 million. One of our insurance companies cannot pay a dividend in 2006 without special permission because it paid a special approved dividend in 2005.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(9)	Earnings Per Share
      The following table details the numerator and denominator used in the earnings per share calculations.

	2005	2004	2003

Net earnings	$195,860	$163,025	$143,561

Weighted average common shares outstanding	105,463	97,257	94,919
Dilutive effect of outstanding options (determined using the treasury stock method)	1,659	1,569	1,657
Dilutive effect of convertible debt (determined using the treasury stock method)	2,315	—	—

Weighted average common shares and potential common shares outstanding	109,437	98,826	96,576

Anti-dilutive stock options not included in treasury stock method computation	118	6	306

(10)	Stock Options
      Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options cannot be repriced under these plans.
      The following table details our stock option activity during the three years ended December 31, 2005.

	2005		2004		2003

		Average		Average		Average
	Number	Exercise	Number	Exercise	Number	Exercise
	of Shares	Price	of Shares	Price	of Shares	Price

Outstanding, beginning of year	7,178	$15.99	8,291	$14.99	9,557	$13.99
Granted at market value	3,814	25.63	1,044	20.27	713	16.28
Exercised	(2,459)	14.91	(1,494)	13.77	(1,889)	10.46
Forfeited and expired	(314)	17.97	(663)	15.92	(90)	14.35

Outstanding, end of year	8,219	20.71	7,178	15.99	8,291	14.99

Exercisable, end of year	1,766	16.90	2,919	15.26	2,807	14.41

      Options outstanding and exercisable at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable

		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of Exercise Prices	Shares	Contractual Life	Price	Shares	Price

Under $16.36	1,963	3.5 years	$14.50	562	$14.54
$16.36 - $20.05	2,115	3.4 years	17.64	1,000	17.34
$20.06 - $25.50	1,156	4.8 years	22.80	204	21.22
Over $25.50	2,985	5.6 years	26.17	—	—

Total options	8,219	4.4 years	20.71	1,766	16.90

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(11)	Segment and Geographic Data
      We classify our activities into the following three operating business segments based on services provided: 1) insurance company, 2) agency and 3) other operations. See Note 1 for a description of the principal subsidiaries included in and the services provided by our insurance company and agency segments. Our other operations segment includes insurance-related investments that we make periodically. Corporate includes general corporate operations and those minor operations not included in a segment. Inter-segment revenue consists primarily of fee and commission income of our agency segment charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage of premium) approximates what is charged to unrelated parties for similar services. Effective January 1, 2005, we consolidated our largest underwriting agency (agency segment) into HCC Life Insurance Company (insurance company segment) and, in 2006, we intend to consolidate our London underwriting agency (agency segment) into HCC International Insurance Company (insurance segment).
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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2005
Revenue:
Domestic	$1,218,066	$62,111	$35,324	$6,784	$1,322,285
Foreign	281,697	40,360	—	—	322,057
Inter-segment	158	86,877	—	—	87,035

Total segment revenue	$1,499,921	$189,348	$35,324	$6,784	1,731,377

Inter-segment eliminations					(87,035)

Consolidated total revenue					$1,644,342

Net earnings:
Domestic	$122,010	$31,158	$22,605	$2,981	$178,754
Foreign	6,488	6,957	—	—	13,445

Total segment net earnings	$128,498	$38,115	$22,605	$2,981	192,199

Inter-segment eliminations					901
Earnings from discontinued operations, net of income taxes					2,760

Consolidated net earnings					$195,860

Other items:
Net investment income	$88,397	$7,437	$794	$2,223	$98,851
Depreciation and amortization	4,825	7,381	459	1,982	14,647
Interest expense (benefit)	445	9,173	699	(2,633)	7,684
Capital expenditures	2,134	3,046	716	4,937	10,833

Income tax expense (benefit)	50,606	25,993	10,282	(1,662)	85,219
Inter-segment eliminations					428

Consolidated income tax expense on continuing operations					$85,647

      For 2005, earnings before income taxes were $264.5 million for our domestic subsidiaries (including discontinued operations) and $18.7 million for our foreign subsidiaries and branches. During 2005, the insurance company segment recorded after-tax losses of $58.2 million due to the 2005 hurricanes and $16.9 million due to commutations.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2004
Revenue:
Domestic	$883,886	$86,806	$13,020	$4,721	$988,433
Foreign	250,718	44,003	—	—	294,721
Inter-segment	553	95,475	—	—	96,028

Total segment revenue	$1,135,157	$226,284	$13,020	$4,721	1,379,182

Inter-segment eliminations					(96,028)

Consolidated total revenue					$1,283,154

Net earnings (loss):
Domestic	$82,591	$37,438	$7,871	$(2,323)	$125,577
Foreign	24,764	16,545	—	—	41,309

Total segment net earnings (loss)	$107,355	$53,983	$7,871	$(2,323)	166,886

Inter-segment eliminations					(7,865)
Earnings from discontinued operations, net of income taxes					4,004

Consolidated net earnings					$163,025

Other items:
Net investment income	$59,073	$3,559	$1,236	$1,017	$64,885
Depreciation and amortization	4,568	9,729	531	1,311	16,139
Interest expense (benefit)	856	8,491	768	(1,741)	8,374
Capital expenditures	3,451	1,984	16	2,885	8,336

Income tax expense	50,364	31,621	2,964	2,276	87,225
Inter-segment eliminations					(5,493)

Consolidated income tax expense on continuing operations					$81,732

      For 2004, earnings before income taxes were $188.7 million for our domestic subsidiaries (including discontinued operations) and $58.4 million for our foreign subsidiaries and branches. During 2004, the insurance company segment recorded an after-tax loss of $21.5 million due to the 2004 hurricanes.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2003
Revenue:
Domestic	$606,469	$65,484	$11,725	$790	$684,468
Foreign	219,578	37,918	—	—	257,496
Inter-segment	—	96,869	—	—	96,869

Total segment revenue	$826,047	$200,271	$11,725	$790	1,038,833

Inter-segment eliminations					(96,869)

Consolidated total revenue					$941,964

Net earnings (loss):
Domestic	$56,534	$37,663	$6,014	$(5,428)	$94,783
Foreign	17,911	12,065	—	—	29,976

Total segment net earnings (loss)	$74,445	$49,728	$6,014	$(5,428)	124,759

Inter-segment eliminations					(17,882)
Earnings from discontinued operations, net of income taxes					36,684

Consolidated net earnings					$143,561

Other items:
Net investment income *	$42,345	$3,796	$224	$970	$47,335
Depreciation and amortization *	3,271	6,283	664	2,435	12,653
Interest expense (benefit)	62	7,877	770	(1,256)	7,453
Capital expenditures *	2,618	2,997	—	16,047	21,662

Income tax expense	35,033	33,075	2,699	(73)	70,734
Inter-segment eliminations					(10,877)

Consolidated income tax expense on continuing operations					$59,857

*	Excludes immaterial amounts related to discontinued operations.
      For 2003, earnings before income taxes were $183.2 million for our domestic subsidiaries (including discontinued operations) and $46.5 million for our foreign subsidiaries and branches. During 2003, the insurance company segment recorded an after-tax loss of $18.7 million due to a commutation.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      The following tables present selected revenue items by line of business:

	2005	2004	2003

Diversified financial products	$531,136	$310,809	$123,562
Group life, accident and health	504,382	343,913	290,009
Aviation	136,197	127,248	97,536
London market account	93,017	111,341	137,572
Other specialty lines	97,721	69,089	12,443
Discontinued lines	7,535	48,292	77,150

Net earned premium	$1,369,988	$1,010,692	$738,272

Property and casualty	$115,379	$126,049	$85,244
Accident and health	18,903	56,300	57,371

Fee and commission income	$134,282	$182,349	$142,615

      Assets by business segment and geographic location are shown in the following tables.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2005
Domestic	$3,980,535	$634,263	$170,620	$150,957	$4,936,375
Foreign	1,464,306	625,385	—	—	2,089,691

Total assets	$5,444,841	$1,259,648	$170,620	$150,957	$7,026,066

December 31, 2004
Domestic	$3,275,186	$710,386	$109,642	$116,293	$4,211,507
Foreign	1,030,787	662,332	—	—	1,693,119

Total assets	$4,305,973	$1,372,718	$109,642	$116,293	$5,904,626

(12)	Commitments and Contingencies

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

Catastrophe Exposure
      We write business in areas exposed to catastrophic losses and have significant exposures to this type of loss in California, the Atlantic Coast of the United States, certain United States Gulf Coast states (particularly Louisiana, Florida and Texas), the Caribbean and Mexico. We assess our overall exposures to a single catastrophic event and apply procedures to ascertain our probable maximum loss from any single event. We maintain reinsurance protection that we believe is sufficient to cover any foreseeable event.

Indemnifications
      In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009.
      We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2005, we have recorded a liability of $20.7 million and have provided $8.1 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Terrorist Exposure
      Under the Federal Terrorism Risk Extension Insurance Act of 2005, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business written in the United States, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2006, our deductible is approximately $91.9 million. The Federal government would provide reimbursement for 90% of any additional covered losses in 2006 up to the maximum amount set out in the Act. Currently, the law expires on December 31, 2007.

Leases
      We lease administrative office facilities and transportation equipment under long-term non-cancelable operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $9.8 million in 2005, $9.3 million in 2004 and $8.6 million in 2003.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)
      At December 31, 2005, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

Years Ended December 31,
2006	$10,582
2007	10,139
2008	8,797
2009	6,461
2010	5,689
Thereafter	17,455

Total future minimum rental payments	$59,123

(13)	Related Party Transactions
      We have strategic investments in a limited liability corporation and a related entity for which one of our Directors previously served in management and advisory roles. The carrying value of these investments was $15.1 million at December 31, 2004. Income and realized gains (losses) from these investments totaled $0.5 million in 2004 and $(0.6) million in 2003. An entity that this Director is affiliated with serves as the investment manager for fixed income securities valued at $207.9 million and $203.6 million at December 31, 2005 and 2004, respectively. During 2005 and 2004, we paid $0.2 million and $0.1 million, respectively, in investment management fees to this entity. We also have entered into an agreement with an entity owned by our Chairman and Chief Executive Officer, who is also a Director, pursuant to which we rent equipment and facilities to provide transportation services to our employees, our Directors and our clients. We provide our own employees to operate the equipment and pay all expenses related to its operation. We paid rentals of $1.1 million in 2005, $1.0 million in 2004 and $1.2 million in 2003.
      In 2004, we owned an interest in a company at a level that the company qualified as a related party. That interest has now been reduced below the qualifying amount. In 2004, we recorded $3.2 million of other operating income related to this company and ceded $9.1 million of written premium to and assumed $61.5 million of written premium from this company.
      At December 31, 2005 and 2004, we accrued $32.3 million and $35.9 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of our subsidiaries. These accruals represent amounts due under the terms of various acquisition agreements. We paid $35.1 million in 2005, $41.0 million in 2004 and $15.2 million in 2003 related to such agreements.
      We own equity interests ranging from 20% to 31% in three companies for which we use the equity method of accounting. During 2005, we acquired the remaining interest in two other companies we owned a minority interest in and included 100% of their earnings in our consolidated financial statements beginning on the effective date of the acquisitions. We recorded gross written premium from business originating at the five companies (until the acquisition date for the two companies that are now subsidiaries) of $40.2 million in 2005, $21.7 million in 2004 and $2.1 million in 2003. During 2005 and 2004, we also ceded written premium of $8.0 million and $5.6 million, respectively, to one of these companies under a quota share reinsurance agreement.

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
      Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2005	2004	2003

Statutory policyholders’ surplus	$1,110,268	$844,851	$591,889
Statutory net income	112,231	85,843	54,784
      The 2005 statutory net income was reduced $58.2 million due to the 2005 hurricanes and $20.3 million due to commutations. The 2004 statutory net income was reduced $21.5 million due to the 2004 hurricanes. The 2003 statutory net income was reduced $18.7 million due to a commutation.
      The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(15)	Supplemental Information
      Supplemental cash flow information was as follows:

	2005	2004	2003

Cash received from commutations	$180,789	$79,462	$48,983
Income taxes paid	78,309	112,392	70,573
Interest paid	6,168	7,219	6,174
Dividends declared but not paid at year end	8,310	5,783	4,800
      The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(16)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter

	2005	2004	2005	2004	2005	2004	2005	2004

Total revenue	$447,796	$365,669	$412,031	$322,197	$404,837	$317,270	$379,678	$278,018

Net earnings	$66,534	$56,239	$7,950	$15,803	$64,058	$46,415	$57,318	$44,568

Basic earnings per share data:
Earnings per share	$0.62	$0.57	$0.08	$0.16	$0.61	$0.48	$0.56	$0.46

Weighted average shares outstanding	107,970	98,799	105,623	97,019	104,962	96,807	103,241	96,374

Diluted earnings per share data:
Earnings per share	$0.59	$0.56	$0.07	$0.16	$0.59	$0.47	$0.54	$0.45

Weighted average shares outstanding	113,566	100,254	109,818	98,409	108,269	98,690	105,734	98,126

      During the fourth and third quarters of 2005, losses from the 2005 hurricanes reduced net earnings $9.9 million and $48.3 million, respectively. Also in the third quarter of 2005, we recorded a $16.9 million after-tax loss due to a commutation. During the third quarter of 2004, losses from the 2004 hurricanes decreased net earnings $35.7 million. During the fourth quarter of 2004, we reduced the hurricane reserves by $14.2 million after-tax based on our assessment of new and additional claim information, and also strengthened our reserves for discontinued lines by a similar amount.
      The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1
HCC INSURANCE HOLDINGS, INC.
SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

December 31, 2005

Column A	Column B	Column C	Column D

			Amount at
			Which Shown in
			the Balance
Type of Investment	Cost	Value	Sheet

Fixed maturities:
Bonds — United States government and government agencies and authorities	$90,404	$89,724	$89,724
Bonds — states, municipalities and political subdivisions	418,179	418,873	418,873
Bonds — special revenue	720,320	723,101	723,101
Bonds — corporate	381,917	375,582	375,582
Asset-backed and mortgage-backed securities	361,456	355,372	355,372
Bonds — foreign	304,863	305,972	305,972

Total fixed maturities	2,277,139	2,268,624	2,268,624

Equity securities:
Common stocks — banks, trusts and insurance companies	28,766	$36,926	36,926
Common stocks — industrial, miscellaneous and all other	40,764	36,095	36,095
Non-redeemable preferred stocks	1,033	1,013	1,013

Total equity securities	70,563	$74,034	74,034

Short-term investments	839,581		839,581
Other investments	74,334		75,189

Total investments	$3,261,617		$3,257,428

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,

	2005	2004

ASSETS
Fixed income securities, at fair value (amortized cost: 2005 — $31,023; 2004 — $33,749)	$30,622	$33,716
Cash	3,610	2,242
Short-term investments	38,182	31,006
Investment in subsidiaries	1,794,797	1,389,582
Intercompany loans to subsidiaries for acquisitions	184,706	194,919
Receivable from subsidiaries	37,364	39,997
Other assets	14,056	11,867

Total assets	$2,103,337	$1,703,329

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$85,821	$55,151
Notes payable	297,400	297,442
Deferred Federal income tax	14,310	6,468
Accounts payable and accrued liabilities	12,110	20,603

Total liabilities	409,641	379,664
Total shareholders’ equity	1,693,696	1,323,665

Total liabilities and shareholders’ equity	$2,103,337	$1,703,329

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Equity in earnings of subsidiaries	$192,870	$166,038	$142,853
Interest income from subsidiaries	6,799	6,531	6,827
Net investment income	2,082	994	953
Other operating income	525	—	2,481

Total revenue	202,276	173,563	153,114

Interest expense	6,552	6,733	6,296
Other operating expense	3,404	2,858	1,781

Total expense	9,956	9,591	8,077

Earnings before income tax expense	192,320	163,972	145,037
Income tax expense (benefit)	(3,540)	947	1,476

Net earnings	$195,860	$163,025	$143,561

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Net earnings	$195,860	$163,025	$143,561
Other comprehensive income (loss):
Investment gains (losses):
Gains (losses) during the year, net of income tax charge (benefit) of $(129) in 2005 and $12 in 2004	(239)	21	—
Consolidated subsidiaries’ investment gains (losses) during the year, net of income tax charge (benefit) of $(2,817) in 2005, $6,079 in 2004 and $(1,048) in 2003	(4,018)	10,934	(1,962)
Less consolidated subsidiaries’ reclassification adjustment for gains included in net earnings, net of income tax charge of $2,479 in 2005, $2,433 in 2004 and $184 in 2003	(4,605)	(4,518)	(343)
Foreign currency translation adjustment	(10,461)	5,072	7,666

Other comprehensive income (loss)	(19,323)	11,509	5,361

Comprehensive income	$176,537	$174,534	$148,922

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net earnings	$195,860	$163,025	$143,561
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(120,790)	(134,242)	(120,953)
Change in accrued interest receivable added to intercompany loan balances	(6,712)	(6,544)	(6,317)
Change in accounts payable and accrued liabilities	(10,999)	(660)	10,022
Tax benefit from exercise of stock options	10,001	3,743	4,320
Other, net	(8,587)	3,906	822

Cash provided by operating activities	58,773	29,228	31,455

Cash flows from investing activities:
Cash contributions to subsidiaries	(162,872)	(107,000)	(51,364)
Payments for purchase of subsidiaries, net of cash received	(98,829)	(48,975)	(11,624)
Change in short-term investments	(7,176)	29,817	(55,986)
Sales and maturities of fixed income securities	6,200	—	—
Cost of securities acquired	(3,400)	(33,679)	—
Change in receivable/payable from subsidiaries	33,303	43,295	(14,008)
Intercompany loans to subsidiaries for acquisitions	(39,685)	(62,523)	(26,838)
Payments on intercompany loans to subsidiaries	56,610	54,694	54,674

Cash used by investing activities	(215,849)	(124,371)	(105,146)

Cash flows from financing activities:
Proceeds from note payable, net of costs	36,000	29,000	178,000
Payments on notes payable	(36,015)	(29,009)	(107,003)
Sale of common stock, net of costs	186,103	116,776	20,279
Dividends paid	(27,644)	(19,984)	(17,039)

Cash provided by financing activities	158,444	96,783	74,237

Net increase in cash	1,368	1,640	546
Cash at beginning of year	2,242	602	56

Cash at end of year	$3,610	$2,242	$602

See Notes to Condensed Financial Information.

HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2004 and 2003 condensed financial information have been reclassified to conform with the 2005 presentation. Such reclassifications had no effect on shareholders’ equity, net earnings or cash flows.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2005, the interest rate on intercompany loans was 6.0%.

(3)	Other income for 2003 includes a one-time foreign currency transaction gain of $1.3 million in settlement of an advance to an unaffiliated entity and income from a strategic investment.

SCHEDULE 3
HCC INSURANCE HOLDINGS, INC.
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K

		(1)	(1)		(2)			(3)
	December 31,			Years Ended December 31,

	Deferred	Future Policy				Benefits, Claims,
	Policy	Benefits, Losses,			Net	Losses and	Amortization of	Other
	Acquisition	Claims and	Unearned	Premium	Investment	Settlement	Deferred Policy	Operating	Premium
Segments	Costs	Loss Expenses	Premiums	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

2005
Insurance Company	$90,551	$2,887,135	$807,109	$1,369,988	$88,397	$921,197	$257,725	$84,838	$1,501,224
Agency					7,437			85,107
Other Operations					794			1,732
Corporate					2,223			7,312

Total	$90,551	$2,887,135	$807,109	$1,369,988	$98,851	$921,197	$257,725	$178,989	$1,501,224

2004
Insurance Company	$44,303	$2,163,826	$741,706	$1,010,692	$59,073	$645,230	$224,323	$67,138	$1,105,519
Agency					3,559			90,617
Other Operations					1,236			1,416
Corporate					1,017			5,303

Total	$44,303	$2,163,826	$741,706	$1,010,692	$64,885	$645,230	$224,323	$164,474	$1,105,519

2003
Insurance Company	$18,814	$1,612,836	$592,311	$738,272	$42,345	$488,652	$138,212	$55,432	$865,502
Agency					3,796			75,691
Other Operations					224			2,242
Corporate					970			7,548

Total	$18,814	$1,612,836	$592,311	$738,272	$47,335	$488,652	$138,212	$140,913	$865,502

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.
Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4
HCC INSURANCE HOLDINGS, INC.
REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

			Assumed from		Percent of
	Primary	Ceded to Other	Other		Amount
	Amount	Companies	Companies	Net Amount	Assumed to Net

Year Ended December 31, 2005

Life insurance in force	$1,359,529	$404,228	$—	$955,301	—%

Earned premium:
Property and liability insurance	$1,116,713	$546,275	$266,651	$837,089	32%
Accident and health insurance	577,733	71,127	26,293	532,899	5%

Total	$1,694,446	$617,402	$292,944	$1,369,988	21%

Year ended December 31, 2004

Life insurance in force	$1,498,559	$435,808	$—	$1,062,751	—%

Earned premium:
Property and liability insurance	$968,444	$615,780	$274,124	$626,788	44%
Accident and health insurance	589,362	233,830	28,372	383,904	7%

Total	$1,557,806	$849,610	$302,496	$1,010,692	30%

Year ended December 31, 2003

Life insurance in force	$1,443,611	$481,870	$—	$961,741	—%

Earned premium:
Property and liability insurance	$651,893	$454,294	$205,165	$402,764	51%
Accident and health insurance	537,463	294,505	92,550	335,508	28%

Total	$1,189,356	$748,799	$297,715	$738,272	40%

SCHEDULE 5
HCC INSURANCE HOLDINGS, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2005	2004	2003

Reserve for uncollectible reinsurance:
Balance at beginning of year	$20,425	$14,991	$7,142
Provision charged to expense	5,750	6,616	7,671
Reclassification to indemnification liability	(9,000)	—	—
Amounts (written off) recovered	(5,034)	(1,182)	178

Balance at end of year	$12,141	$20,425	$14,991

Allowance for doubtful accounts:
Balance at beginning of year	$4,911	$2,549	$2,279
Acquisition of subsidiaries	—	1,931	13
Provision charged to expense	1,917	546	167
Amounts (written off) recovered and other	566	(115)	90

Balance at end of year	$7,394	$4,911	$2,549

INDEX TO EXHIBITS
      (Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

Exhibit
Number

A 3.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
B 3.2	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B 4.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C 4.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
C 4.3	—	First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.
D 4.4	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
E 4.5	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
F 4.6	—	Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.
G 10.1	—	Loan Agreement ($200,000,000 Revolving Loan Facility) dated at November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.
H 10.2	—	HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.
H 10.3	—	HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.
H 10.4	—	HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.
I 10.5	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
J 10.6	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
K 10.7	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
F 10.8	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
F 10.9	—	Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.
L 10.10	—	HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.
M 10.11	—	Employment Agreement effective at March 1, 2005, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
J 10.12	—	Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.
N 10.13	—	Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
12	—	Statement Regarding Computation of Ratios.
14	—	Form of HCC Insurance Holdings, Inc. Code of Ethics Statement by Chief Executive Officer and Senior Financial Officers.
21	—	Subsidiaries of HCC Insurance Holdings, Inc.

Exhibit
Number

23	—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated March 15, 2006.
24	—	Powers of Attorney.
31.1	—	Certification by Chief Executive Officer.
31.2	—	Certification by Chief Financial Officer.
32.1	—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2004.

G	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed December 1, 2004.

H	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 1999.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

J	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2002.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2003.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2005.

N	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2001.