Form 10-Q
period 2006-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-05-10
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________
Commission file number    001-13790
HCC Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
On April 30, 2006, there were approximately 111.2 million shares of common stock, $1.00 par value issued and outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2006 - $2,573,727; 2005 - $2,277,139)	$2,541,316	$2,268,624
Short-term investments, at cost, which approximates fair value	592,831	839,581
Other investments, at fair value (cost: 2006 - $216,020; 2005 - $144,897)	230,187	149,223

Total investments	3,364,334	3,257,428
Cash	51,111	73,935
Restricted cash and cash investments	182,568	170,978
Premium, claims and other receivables	855,880	884,654
Reinsurance recoverables	1,349,351	1,360,483
Ceded unearned premium	239,530	239,416
Ceded life and annuity benefits	73,213	73,415
Deferred policy acquisition costs	161,329	156,253
Goodwill	531,286	532,947
Other assets	297,716	276,557

Total assets	$7,106,318	$7,026,066

LIABILITIES

Loss and loss adjustment expense payable	$2,837,495	$2,813,720
Life and annuity policy benefits	73,213	73,415
Reinsurance balances payable	149,897	176,954
Unearned premium	825,375	807,109
Deferred ceding commissions	66,900	65,702
Premium and claims payable	735,131	753,859
Notes payable	309,426	309,543
Accounts payable and accrued liabilities	350,578	332,068

Total liabilities	5,348,015	5,332,370

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2006 – 111,173; 2005 – 110,803)	111,173	110,803
Additional paid-in capital	757,850	747,568
Retained earnings	887,226	817,013
Accumulated other comprehensive income	2,054	18,312

Total shareholders’ equity	1,758,303	1,693,696

Total liabilities and shareholders’ equity	$7,106,318	$7,026,066

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
REVENUE

Net earned premium	$380,571	$320,117
Fee and commission income	31,468	33,076
Net investment income	36,581	22,341
Net realized investment loss	(1,298)	(3)
Other operating income	18,750	4,147

Total revenue	466,072	379,678

EXPENSE

Loss and loss adjustment expense, net	220,567	186,063
Policy acquisition costs, net	78,215	59,357
Other operating expense	46,803	45,949
Interest expense	2,154	1,808

Total expense	347,739	293,177

Earnings before income tax expense	118,333	86,501

Income tax expense	39,782	29,183

Net earnings	$78,551	$57,318

Basic earnings per share data:

Net earnings per share	$0.71	$0.56

Weighted average shares outstanding	111,014	103,241

Diluted earnings per share data:

Net earnings per share	$0.67	$0.54

Weighted average shares outstanding	116,896	105,734

Cash dividends declared, per share	$0.075	$0.057

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Three months ended March 31, 2006
(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2005	$110,803	$747,568	$817,013	$18,312	$1,693,696

Net earnings	—	—	78,551	—	78,551

Other comprehensive loss	—	—	—	(16,258)	(16,258)

Comprehensive income					62,293

Issuance of 370 shares for exercise of options, including tax benefit of $1,904	370	7,422	—	—	7,792

Stock-based compensation	—	2,860	—	—	2,860

Cash dividends declared, $0.075 per share	—	—	(8,338)	—	(8,338)

Balance at March 31, 2006	$111,173	$757,850	$887,226	$2,054	$1,758,303

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$78,551	$57,318
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	44,362	(133,768)
Change in reinsurance recoverables	11,132	(824)
Change in ceded unearned premium	(114)	52,300
Change in loss and loss adjustment expense payable	23,775	49,939
Change in reinsurance balances payable	(27,057)	(29,842)
Change in unearned premium	18,266	(16,842)
Change in premium and claims payable, net of restricted cash	(30,318)	99,875
Change in trading portfolio	(47,994)	(41,328)
Depreciation and amortization expense	3,825	3,710
Other, net	3,509	(6,629)

Cash provided by operating activities	77,937	33,909

Cash flows from investing activities:
Sales of fixed income securities	65,654	55,681
Maturity or call of fixed income securities	59,226	32,250
Cost of securities acquired	(471,614)	(277,000)
Change in short-term investments	246,750	145,025
Sale of strategic investment	17,363	—
Earnout payment for purchase of subsidiary	(24,000)	—
Other, net	(2,047)	(1,118)

Cash used by investing activities	(108,668)	(45,162)

Cash flows from financing activities:
Issuance of notes payable	11,000	—
Payments on notes payable	(11,107)	(93)
Sale of common stock	7,792	21,087
Dividends paid	(8,310)	(5,783)
Other	8,532	(3,814)

Cash provided by financing activities	7,907	11,397

Net increase (decrease) in cash	(22,824)	144

Cash at beginning of period	73,935	69,933

Cash at end of period	$51,111	$70,077

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent brokers, producers and agents. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability and surety); group life, accident and health; aviation; London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2005 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2005 condensed consolidated financial statements to conform to the 2006 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances and reclassification of the corresponding lines in our 2005 condensed statement of cash flows. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

During 2005, we completed several acquisitions. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2005 do not contain any operations of the entities acquired in 2005 prior to their acquisition date.

Income Tax

For the three months ended March 31, 2006 and 2005, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(2)	STOCK OPTIONS

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. All options are granted at fixed exercise prices at the market price of our common stock on the grant date and no options have been repriced. Options vest over a period of up to seven years, which is the requisite service period, and expire four to ten years after grant date.

Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requires companies to charge the fair value of stock-based compensation to earnings. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. Compensation expense will be recognized in 2006 and thereafter based on our unvested stock options granted before January 1, 2006 and all options granted after that date. The 2005 and prior period financial statements were not restated. We will use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and will expense that value on a straight-line basis over the option’s vesting period. We made no modifications to our stock option plans in conjunction with our adoption of SFAS 123(R). In 2005, we accounted for stock options granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and no stock-based compensation expense was recorded.

In the first quarter of 2006, we expensed $2.3 million ($1.7 million after tax or $0.01 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. At March 31, 2006, there was approximately $33.6 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $10.4 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

The table below shows the weighted-average fair value of options granted and the related weighted-average assumptions used in the Black-Scholes model. The risk-free interest rate is based on the U.S. Treasury rate that most closely approximates each option’s expected term. We based our expected volatility on the historical volatility of our stock over a period matching each option’s expected term. Our dividend yield is based on an average of our historical dividend payments divided by the stock price. We used historical exercise patterns by grant type to estimate the expected option life.

	Three months ended March 31,
	2006	2005
Fair value of options granted	$6.65	$7.09
Risk free interest rate	4.5%	3.8%
Expected volatility	22%	32%
Expected dividend yield	1.0%	1.0%
Expected option life	3.5 years	4.9 years

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table details our stock option activity during the three months ended March 31, 2006.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value
Outstanding, beginning of year	8,219	$20.71
Granted at market value	463	31.64
Exercised	(373)	15.87
Forfeited and expired	(106)	20.58

Outstanding, end of period	8,203	21.55	4.3 years	$108,701

Exercisable, end of period	1,660	17.36	3.0 years	28,953

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during the first quarter of 2006 and 2005 was $6.0 million and $13.8 million, respectively. At March 31, 2006, 12.1 million shares of our common stock were authorized and reserved for the exercise of options, of which 8.2 million shares were reserved for options previously granted and 3.9 million shares were reserved for future issuance.

Exercise of options during the first quarter of 2006 and 2005 resulted in cash receipts of $5.9 million and $21.1 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB 25. We recorded a $1.9 million benefit as financing cash flow in the first quarter of 2006 and $4.9 million as operating cash flow in the first quarter of 2005.

Prior to adoption of SFAS 123(R), we were required to disclose the effect on net earnings and earnings per share if we had used the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, to value stock options. The effect on our consolidated financial results in the first quarter of 2005 if we had valued our options using the fair value method under SFAS 123 and the assumptions listed above for the three months ended March 31, 2005 is as follows:

Reported net earnings	$57,318
Stock-based compensation using fair value method, net of income taxes	(1,277)

Pro forma net earnings	$56,041

Reported basic earnings per share	$0.56
Fair value stock-based compensation	(0.02)

Pro forma basic earnings per share	$0.54

Reported diluted earnings per share	$0.54
Fair value stock-based compensation	(0.01)

Pro forma diluted earnings per share	$0.53

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(3)	REINSURANCE

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended March 31, 2006

Primary business	$410,191	$422,510	$227,250
Reinsurance assumed	95,867	70,880	45,791
Reinsurance ceded	(113,007)	(112,819)	(52,474)

Net amounts	$393,051	$380,571	$220,567

Three months ended March 31, 2005

Primary business	$398,281	$412,095	$221,534
Reinsurance assumed	76,838	72,580	48,506
Reinsurance ceded	(117,767)	(164,558)	(83,977)

Net amounts	$357,352	$320,117	$186,063

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $10.0 million in 2006 and $30.7 million in 2005.

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31,	December 31,
	2006	2005
Reinsurance recoverable on paid losses	$102,200	$93,837
Reinsurance recoverable on outstanding losses	730,451	634,725
Reinsurance recoverable on incurred but not reported losses	527,012	644,062
Reserve for uncollectible reinsurance	(10,312)	(12,141)

Total reinsurance recoverables	$1,349,351	$1,360,483

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Our reserve for uncollectible reinsurance covers potential collectibility issues, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained which may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

We limit the liquidity exposure related to our reinsurance recoverables by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. Additionally, our U.S. domiciled insurance companies require their reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	March 31,	December 31,
	2006	2005
Payables to reinsurers	$293,480	$291,826
Letters of credit	348,292	350,135
Cash deposits	58,025	64,150

Total credits	$699,797	$706,111

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2006	2005
Loss and loss adjustment expense payable	$2,837,495	$2,813,720
Reinsurance recoverable on outstanding losses	(730,451)	(634,725)
Reinsurance recoverable on incurred but not reported losses	(527,012)	(644,062)

Net reserves	$1,580,032	$1,534,933

Unearned premium	$825,375	$807,109
Ceded unearned premium	(239,530)	(239,416)

Net unearned premium	$585,845	$567,693

Deferred policy acquisition costs	$161,329	$156,253
Deferred ceding commissions	(66,900)	(65,702)

Net deferred policy acquisition costs	$94,429	$90,551

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Three months ended March 31,
	2006	2005
Net earnings	$78,551	$57,318

Weighted average common shares outstanding	111,014	103,241
Dilutive effect of outstanding options (determined using the treasury stock method)	1,528	1,589
Dilutive effect of convertible debt (determined using the treasury stock method)	4,354	904

Weighted average common shares and potential common shares outstanding	116,896	105,734

Anti-dilutive stock options not included in treasury stock method computation	2,563	26

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(5)	SEGMENT AND GEOGRAPHIC INFORMATION

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after all corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. Effective January 1, 2005, we consolidated our largest underwriting agency (agency segment) into HCC Life Insurance Company (insurance company segment).

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2006

Revenue:
Domestic	$343,487	$14,769	$19,781	$1,177	$379,214
Foreign	76,849	10,009	—	—	86,858
Inter-segment	6	17,958	—	—	17,964

Total segment revenue	$420,342	$42,736	$19,781	$1,177	484,036

Inter-segment eliminations					(17,964)

Consolidated total revenue					$466,072

Net earnings (loss):
Domestic	$49,018	$4,825	$12,989	$(1,937)	$64,895
Foreign	9,801	3,569	—	—	13,370

Total segment net earnings (loss)	$58,819	$8,394	$12,989	$(1,937)	78,265

Inter-segment eliminations					286

Consolidated net earnings					$78,551

Other items:
Net investment income	$32,007	$2,296	$1,635	$643	$36,581
Depreciation and amortization	1,138	2,013	127	547	3,825
Interest expense (benefit)	375	2,846	114	(1,181)	2,154
Capital expenditures	461	815	438	1,366	3,080

Income tax expense (benefit)	27,430	6,383	6,141	(470)	39,484
Inter-segment eliminations					298

Consolidated income tax expense					$39,782

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2005

Revenue:
Domestic	$284,643	$12,762	$1,906	$579	$299,890
Foreign	68,837	10,951	—	—	79,788
Inter-segment	96	21,529	—	—	21,625

Total segment revenue	$353,576	$45,242	$1,906	$579	401,303

Inter-segment eliminations					(21,625)

Consolidated total revenue					$379,678

Net earnings (loss):
Domestic	$36,817	$7,044	$1,091	$(3,391)	$41,561
Foreign	11,647	1,973	—	—	13,620

Total segment net earnings (loss)	$48,464	$9,017	$1,091	$(3,391)	55,181

Inter-segment eliminations					2,137

Consolidated net earnings					$57,318

Other items:
Net investment income	$20,076	$1,356	$539	$370	$22,341
Depreciation and amortization	1,207	1,925	126	452	3,710
Interest expense (benefit)	61	2,030	189	(472)	1,808
Capital expenditures	598	590	—	402	1,590

Income tax expense	21,161	6,010	224	477	27,872
Inter-segment eliminations					1,311

Consolidated income tax expense					$29,183

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2006	2005
Diversified financial products	$169,112	$106,851
Group life, accident and health	127,761	128,945
Aviation	33,197	33,817
London market account	21,928	26,711
Other specialty lines	28,640	21,225
Discontinued lines	(67)	2,568

Net earned premium	$380,571	$320,117

Property and casualty	$25,206	$27,519
Accident and health	6,262	5,557

Fee and commission income	$31,468	$33,076

(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Three months ended March 31,
	2006	2005
Cash received from commutations	$—	$32,635
Income taxes paid	16,038	13,886
Interest paid	2,935	2,106
Comprehensive income	62,293	39,705

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(7)	COMMITMENTS AND CONTINGENCIES

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

In April 2006, we were named as a defendant in a complaint related to insurance marketing and producer compensation practices. The lawsuit was filed in Federal District Court in Georgia by a number of corporate plaintiffs against approximately 100 insurance entity defendants. The complaint alleges violations of Federal antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various state anti-fraud laws. The lawsuit seeks unspecified damages. We intend to vigorously contest the action.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses incurred in periods prior to our sale of certain subsidiaries. As of March 31, 2006, we have recorded a liability of $19.9 million and have provided $8.1 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.9 billion at March 31, 2006. We earned $78.6 million or $0.67 per diluted share in the first quarter of 2006 compared to $57.3 million or $0.54 in 2005, despite the dilution from a $150.0 million common stock offering in November 2005. Shareholders’ equity increased by 25% from a year ago to $1.8 billion at March 31, 2006, principally from a combination of net earnings and the 2005 equity offering.
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
We generate our revenue from four primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations and 4) investment income earned by all of our operations. We produced $466.1 million of revenue in the first quarter of 2006, an increase of 23% over the first quarter of 2005. The increase was due to higher net earned premium from increased retentions in our diversified financial products line of business, organic growth in certain lines of business and from acquisitions, increased investment income from a 32% growth in total investments and an increase in interest rates, and an increase in other operating income.
During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.
Our 2005 acquisitions are listed below. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

Company	Segment	Effective date acquired
United States Surety Company	Insurance company	March 1, 2005
HCC International Insurance Company	Insurance company	July 1, 2005
Perico Life Insurance Company	Insurance company	November 30, 2005
Perico Ltd.	Agency	December 1, 2005
Illium Insurance Group	Agency	December 31, 2005
The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to first quarter 2006 compared to first quarter 2005.

Results of Operations
Net earnings increased 37% to $78.6 million ($0.67 per diluted share) in 2006 from $57.3 million ($0.54 per diluted share) in 2005. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2006 earnings.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2006	2005
Net earned premium	81.7%	84.3%
Fee and commission income	6.8	8.7
Net investment income	7.8	5.9
Net realized investment loss	(0.3)	—
Other operating income	4.0	1.1

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	47.3	49.0
Policy acquisition costs, net	16.8	15.6
Other operating expense	10.0	12.1
Interest expense	0.5	0.5

Earnings before income tax expense	25.4	22.8
Income tax expense	8.5	7.7

Net earnings	16.9%	15.1%

Total revenue increased 23% to $466.1 million in 2006, driven by significant growth in net earned premium, investment income and other operating income, which more than offset the expected decrease in fee and commission income. We expect total revenue to continue to grow throughout 2006.
Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth in certain lines of business and from acquisitions. Increased retentions, particularly in our diversified financial products line of business, contributed to the growth in net written and earned premiums. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2006	2005
Gross written premium	$506,058	$475,119

Net written premium	393,051	357,352

Net earned premium	380,571	320,117

Fee and commission income are shown in the table below. Fee and commission income decreased slightly due to our insurance company subsidiaries ceding less insurance, thereby reducing ceding commissions earned by them and reinsurance commissions earned by our reinsurance intermediaries.

	Three months ended March 31,
	2006	2005
Agency	$23,061	$22,469
Insurance companies	8,407	10,607

Fee and commission income	$31,468	$33,076

The sources of net investment income are detailed below.

	Three months ended March 31,
	2006	2005
Fixed income securities	$24,305	$17,506
Short-term investments	7,540	4,193
Other investments	6,412	1,767

Total investment income	38,257	23,466
Investment expense	(1,676)	(1,125)

Net investment income	$36,581	$22,341

Net investment income increased 64% in 2006. This increase was primarily due to higher investment assets, which increased to $3.4 billion at March 31, 2006 compared to $2.6 billion at March 31, 2005, increasing interest rates and a better than expected yield on alternative investments. The growth in investment assets resulted from: 1) higher net earnings, 2) higher retentions, 3) commutations of reinsurance recoverables in late 2005, 4) our public offering of common stock in 2005 and 5) the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between occurrence and payment of claims. We continue to invest our funds primarily in fixed income securities, slightly extending their duration to 5.0 years at March 31, 2006 from 4.8 years at March 31, 2005 and increasing the percentage of tax-exempt municipal bonds in our investment portfolio. We expect investment assets and investment income to continue to increase in 2006.
At March 31, 2006, our unrealized loss on fixed income securities was $32.4 million, compared to an unrealized loss of $8.5 million at December 31, 2005, due to increases in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. This loss is unlikely to affect future net earnings as we often hold our fixed income securities to maturity when we receive the full principal amount.
Information about our portfolio of fixed income securities is as follows:

	Three months ended March 31,
	2006	2005
Average yield	4.12%	3.92%
Average tax equivalent yield	5.04%	4.82%
Weighted-average maturity	7.8 years	7.4 years
Weighted-average duration	5.0 years	4.8 years
The average yield on our short-term investments increased from 2.5% in 2005 to 4.2% in 2006.

Other operating income increased $14.6 million in 2006. The increase related primarily to a gain from the partial sale of a strategic investment and net gains from trading securities. Period to period comparisons of other operating income may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the source of our other operating income.

	Three months ended March 31,
	2006	2005
Strategic investments	$12,205	$1,073
Trading securities	4,686	(269)
Financial instruments	823	2,289
Other	1,036	1,054

Other operating income	$18,750	$4,147

Loss and loss adjustment expense increased 19% and policy acquisition costs increased 32% in 2006 primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 2% in 2006. The increase primarily related to stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R) and operating expenses of subsidiaries acquired in the second half of 2005, partially offset by lower legal and accounting expenses. We had 1,458 employees at March 31, 2006 compared to 1,262 a year earlier, with the increase due to acquisitions. See the Recent Accounting Changes section below for further discussion of our adoption of SFAS 123(R) in 2006.
Our effective income tax rate was 33.6% for 2006, compared to 33.7% for 2005.
At March 31, 2006, book value per share was $15.82, up from $15.29 at December 31, 2005. Total assets were $7.1 billion and shareholders’ equity was $1.8 billion, up from $7.0 billion and $1.7 billion, respectively, at December 31, 2005.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 21% to $58.8 million in the first quarter of 2006 compared to $48.5 million in the first quarter of 2005. The growth in segment net earnings was driven by an increase in underwriting income, increased investment income and the operations of acquired subsidiaries. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow during 2006.
Premium
Gross written premium increased 7% to $506.1 million in 2006. Net written premium increased 10% to $393.1 million and net earned premium increased 19% to $380.6 million in 2006. These increases were primarily due to higher retention levels on non-catastrophe business, acquisitions and the mix of business due to increased premium in lines where we had greater retentions. The overall percentage of retained premium increased to 78% in 2006 from 75% in 2005. Net written and net earned premium are expected to continue to grow in 2006.

The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Three months ended March 31, 2006

Diversified financial products	$197,246	$161,645	82%	$169,112
Group life, accident and health	134,154	129,443	96	127,761
Aviation	56,234	35,425	63	33,197
London market account	74,507	38,723	52	21,928
Other specialty lines	43,889	27,900	64	28,640
Discontinued lines	28	(85)	nm	(67)

Totals	$506,058	$393,051	78%	$380,571

Three months ended March 31, 2005

Diversified financial products	$199,072	$145,997	73%	$106,851
Group life, accident and health	150,082	129,449	86	128,945
Aviation	49,102	32,126	65	33,817
London market account	43,196	28,912	67	26,711
Other specialty lines	35,519	21,074	59	21,225
Discontinued lines	(1,852)	(206)	nm	2,568

Totals	$475,119	$357,352	75%	$320,117

nm — Not meaningful comparison
The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — Gross written premium was flat. Growth in our surety line of business from both organic growth and our 2005 acquisitions was offset by lower premium volume in our international directors’ and officers’ liability and professional indemnity books of business due to competitive pricing pressure, although profit margins on these lines remain at acceptable levels. The growth in net written and net earned premium was due to increased retentions resulting from a reduction in proportional reinsurance.

•	Group life, accident and health — Gross written premium declined primarily because we non-renewed a book of business which was 100% reinsured. Profit margins remain at acceptable levels despite competition from the fully insured market.

•	London market account — Gross written premium increased due to the substantial increase in rates in the energy sector as a result of the 2005 hurricane losses, more than offsetting a reduction in our property premium. Net written premium increased for the same reason and will be reflected in increases in our net earned premium later in 2006 and into 2007. In 2006, to increase our capacity and spread our risk in the energy sector, we entered into a new quota share reinsurance agreement, which resulted in a decrease in our retention although net written premium has still increased. Although the cost of our 2006 excess of loss reinsurance increased, our potential profitability is greater on the increased gross written premium. The reduction in property premium has reduced our aggregate exposure in Florida and the Gulf of Mexico.

•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The mix of products affected the retention percentages. Rates in this line have been relatively stable.
Losses and Loss Adjustment Expenses
Our net adverse development relating to prior year losses included in net incurred loss and loss adjustment expense was $2.6 million in 2006 and $1.6 million in 2005. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 55.3% in 2006 and 55.7% in 2005. The following table provides comparative net loss ratios by line of business, which were relatively consistent with the prior year ratios.

	Three months ended March 31,
	2006		2005
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products	$169,112	50.8%	$106,851	49.1%
Group life, accident and health	127,761	69.7	128,945	69.0
Aviation	33,197	54.3	33,817	51.6
London market account	21,928	48.1	26,711	44.6
Other specialty lines	28,640	58.7	21,225	59.7
Discontinued lines	(67)	nm	2,568	102.1

Totals	$380,571	58.0%	$320,117	58.1%

Expense ratio		27.2		26.4

Combined ratio		85.2%		84.5%

nm – Not meaningful comparison
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $78.2 million in the first quarter of 2006 from $59.4 million in the first quarter of 2005. Policy acquisition costs as a percentage of net earned premium increased to 20.6% in 2006 from 18.5% in 2005 due to a change in the mix of business and higher retention rates. The expense ratio increased in 2006 compared to 2005 for the same reasons.
Agency Segment
Revenue from our agency segment decreased to $42.7 million in the first quarter of 2006 from $45.2 million in the first quarter of 2005, primarily due to less business produced in certain lines and the overall effect of ceding less reinsurance. In addition, we consolidated our largest underwriting agency into one of our life insurance companies effective January 1, 2005. As a result, segment net earnings also decreased in 2006 to $8.4 million from $9.0 million in 2005. While increased retentions result in less fee and commission income to our agency segment, they generate increased insurance company revenue and net earnings. We expect the revenue and net earnings of this segment will stabilize in 2006 and only decline slightly due to continuing changes in the mix of business, but should begin to increase again in 2007.

Other Operations Segment
Revenue and net earnings from our other operations segment increased to $19.8 million and $13.0 million, respectively, in 2006 compared to 2005 primarily due to the partial sale of a strategic investment and net gains from trading securities. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio. The trading portfolio represents less than 3% of our total investments.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business as a result of which we retain premium longer due to the longer duration of claims liabilities.
The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2006	2005
Net earnings	$78,551	$57,318
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(13,013)	(63,735)
Change in unearned premium, net	18,152	35,458
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	34,907	49,115
Change in trading portfolio	(47,994)	(41,328)
Other, net	7,334	(2,919)

Cash provided by operating activities	$77,937	$33,909

Cash provided by operating activities increased $44.0 million in 2006. Cash received from commutations, included in cash provided by operating activities, totaled $32.6 million in 2005. Cash flow from operations was unusually low in 2005 due to the timing of receipt of premiums and payment of payables.
Our combined cash and investment portfolio increased by $84.1 million during 2006 to a total of $3.4 billion at March 31, 2006. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
In 2006, we paid $24.0 million, which had been accrued at December 31, 2005, related to an earnout consideration based on the terms of a prior acquisition agreement.

Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had no borrowings at March 31, 2006. We have filed registration statements with the United States Securities and Exchange Commission that provide for the issuance of an aggregate of $750.0 million of our securities, of which $375.0 million remains available to be issued. These securities may be debt securities, equity securities or a combination thereof.
As a result of our common stock trading at specified price levels in the first quarter, holders may elect to surrender our 1.30% Convertible Notes and 2.00% Convertible Exchange Notes (Notes) in the second quarter for cash equal to the principal amount of the Notes ($297.4 million at March 31, 2006) and common stock for the value of the conversion premium. We expect to use the Revolving Loan Facility to fund any Notes surrendered in the second quarter, which have been minimal to date. Assuming an average price of $34.00 for our stock, we would issue approximately 4.9 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share in all periods despite the fact that no material conversions have been made and none are expected at this time. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.
Our debt to total capital ratio was 15.0% at March 31, 2006 and 15.5% at December 31, 2005.
We believe that our operating cash flows, investments, Revolving Loan Facility and shelf registration will provide sufficient sources of liquidity to meet our current operating needs for the foreseeable future.
Recent Accounting Changes
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. In 2006 and thereafter, we will expense the fair value of our unvested stock options granted before January 1, 2006 and all options granted after that date. Prior to adoption, we accounted for our stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Under APB 25, we did not record compensation expense because the exercise price of our options granted equaled the market price of our stock on the grant date. Under the modified prospective method of SFAS 123(R), the 2005 and prior period financial statements were not restated. We made no modifications to our stock option plans in conjunction with the adoption of SFAS 123(R).
In the first quarter of 2006, we expensed $2.3 million ($1.7 million after tax or $0.01 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. At March 31, 2006, there was approximately $33.6 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $10.4 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures
(a) Disclosure Controls and Procedures
As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In April 2006, we were named as a defendant in a complaint related to insurance marketing and producer compensation practices. The lawsuit was filed in Federal District Court in Georgia by a number of corporate plaintiffs against approximately 100 insurance entity defendants. The complaint alleges violations of Federal antitrust law, the Racketeer Influenced and Corrupt Organizations Act and various state anti-fraud laws. The lawsuit seeks unspecified damages. We intend to vigorously contest the action.
Although the ultimate outcome of the matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits
a. Exhibits

31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Certification with Respect to Quarterly Report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

May 9, 2006	/s/ Stephen L. Way

(Date)	Stephen L. Way, Chairman of the Board
and Chief Executive Officer

May 9, 2006	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

Exhibit Index

31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Certification with respect to quarterly report