Form 10-K/A
period 2005-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-12-27
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
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
Yes ☐ No ☑
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
Yes ☐ No ☑

The aggregate market value on June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $2.6 billion. For purposes of the determination of the above-stated amount, only directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.
The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 28, 2006 was 111.1 million.
Documents incorporated by reference: Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.
As used in this report, unless otherwise required by the context, the terms “we,” “us” and “our” refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries and the term “HCC” refers only to HCC Insurance Holdings, Inc.

EXPLANATORY NOTE — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
In light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, in the second quarter of 2006 we undertook a voluntary internal review of our past practices related to grants of stock options. The voluntary review by our management concluded that the actual accounting measurement dates for certain past stock option grants differed from the originally stated grant dates, which were also utilized as the measurement dates for such awards. In August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. The Special Committee was composed of the members of the Audit Committee of the Board of Directors. The Special Committee retained the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP as its independent legal counsel and LECG as forensic accountants to aid in the investigation.
On November 17, 2006, we announced that the Special Committee had made certain determinations as a result of its review of our past stock option granting practices. The Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date; thus recipients of the options could exercise at a strike price lower than the actual measurement date price. To determine the actual measurement dates, the Special Committee utilized the following sources of information:
•	The dates on documentation such as e-mails, regulatory form filings, acquisition agreements and other correspondence;

•	The date that the relevant stock option grant was entered into Equity Edge, our stock option tracking and accounting system;

•	Requirements of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations; and

•	Guidance from the Office of Chief Accountant of the Securities and Exchange Commission (SEC) contained in a letter dated September 19, 2006.
The Special Committee concluded that mis-priced option grants, the effect of which, together with certain other adjustments, resulted in a cumulative net decrease in shareholders’ equity at December 31, 2005 of $3.3 million, affected all levels of employees. The Special Committee found that Stephen L. Way, Chief Executive Officer, retroactively priced options, that he should have known he was granting options in a manner that conflicted with our stock option plans and public statements, and that this constituted a failure to align the stock option granting process with our stock option plans and public statements. Although finding his actions were inconsistent with the duties and obligations of a chief executive officer of a publicly-traded company, the Special Committee also found that Mr. Way’s motivation appeared to be the attraction and retention of talent and to provide employees with the best option price. The Special Committee also concluded that Christopher L. Martin, Executive Vice President and General Counsel, was aware that options were being retroactively priced in a manner inconsistent with applicable plan terms and the procedures memoranda that he had prepared, that granting in-the-money options had accounting implications, and that he did not properly document our Compensation Committee’s informal delegation of authority to Mr. Way. The Special Committee also found that there was no evidence that Mr. Way or Mr. Martin intended to falsify the consolidated financial statements.
Before the Board of Directors reviewed the results of the investigation, the Chairman of our Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.
For more information on these matters, including a detailed discussion of the financial effects of these matters, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings” and to Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings,” of the Notes to Consolidated Financial Statements.
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded on December 19, 2006 that we needed to amend this Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the Original Filing), to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. However, the impact of the restatement in any of the restated periods is not material. We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied;

•	Other adjustments that were not recorded in the originally filed financial statements due to their immateriality; and

•	Related tax effects for all items.
We also concluded we did not maintain an effective control environment as our controls were not adequate to prevent or detect management override by certain former members of senior management related to our stock option granting practices and procedures. Accordingly, we have restated our report on internal control over financial reporting to reflect this material weakness.
This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which we are filing concurrently with this Form 10-K/A. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
We were unable to timely file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, primarily due to not knowing the financial impact of the Special Committee’s investigation. Our Form 10-Q’s for these quarters are being filed concurrently with this Form 10-K/A. We have also restated the June 30, 2005 and September 30, 2005 financial statements included in our quarterly reports on Form 10-Q for the respective 2006 quarters.

The cumulative effect of the restatement for the period 1997 through 2005 was as follows (in thousands):

Increase (decrease) in net earnings and retained earnings:
Non-cash compensation expense related to stock option grants (including $994 recorded as accrued expenses)	$(26,608)
Net adjustments for immaterial items previously unrecorded	1,316

Reduction in earnings from continuing operations before income tax expense	(25,292)
Related income tax benefit	6,667

Reduction in net earnings from continuing operations and net earnings		$(18,625)
Increase (decrease) to additional paid-in capital:
Increase related to non-cash compensation expense	$25,614
Reduction related to tax effects previously credited to additional paid-in capital	(11,012)

Net increase in additional paid-in capital		14,602
Increase in other comprehensive income for immaterial items previously unrecorded		762

Net decrease in shareholders’ equity at December 31, 2005		$(3,261)

In order to further enhance investor understanding of the effects of the matters described above and to provide context for the composition of the cumulative adjustment to shareholders’ equity at December 31, 2002, we have provided the information below which shows the years to which the stock option compensation adjustments relate. Our consolidated financial statements and the related SEC reports for such periods have not been amended, except for the consolidated financial statements included in this Form 10-K/A. In addition to the stock option compensation adjustments, we also included the effect of other immaterial adjustments which were previously unrecorded and the related tax effects of all adjustments. The increase (decrease) in net earnings for each type of adjustment was as follows (in thousands):

		Non-cash
		stock option
	Net earnings as	compensation				Net earnings
	previously reported	expense	Other	Tax effect	Total adjustments	as restated
Years ended December 31, 1997	$50,083	$(3,789)	$—	$1,326	$(2,463)	$47,620
1998	73,110	(3,664)	—	1,273	(2,391)	70,719
1999	26,572	(1,474)	—	(148)	(1,622)	24,950
2000	55,468	(4,586)	(1,124)	1,830	(3,880)	51,588
2001	30,197	(2,201)	1,881	88	(232)	29,965
2002	105,828	(2,043)	(27)	561	(1,509)	104,319

Cumulative effect at December 31, 2002	341,258	(17,757)	730	4,930	(12,097)	329,161
2003	143,561	(3,279)	1,270	475	(1,534)	142,027
2004	163,025	(2,571)	2,453	(208)	(326)	162,699
2005	195,860	(3,001)	(3,137)	1,470	(4,668)	191,192

Cumulative effect at December 31, 2005	$843,704	$(26,608)	$1,316	$6,667	$(18,625)	$825,079

All information in this Form 10-K/A is as of December 31, 2005 and does not reflect events occurring after the date of the Original Filing, other than the restatement and updating of certain disclosures affected by events subsequent to the date of the Original Filing. For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following sections of this Form 10-K/A were amended to reflect the determinations of the Special Committee and the restatement:
Part I — Item 1 — Business;
Part I — Item 1A — Risk Factors;
Part I — Item 3 — Legal Proceedings;
Part II — Item 6 — Selected Financial Data;
Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
Part II — Item 8 — Financial Statements and Supplementary Data;
Part II — Item 9A — Controls and Procedures;
Part III — Item 13 — Certain Relationships and Related Transactions; and
Part IV — Item 15 — Exhibits and Financial Statement Schedules.
This Form 10-K/A should be read in conjunction with our periodic filings made with the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our current Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

FORWARD-LOOKING STATEMENTS
This report on Form 10-K/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	our ability to receive dividends from our insurance company subsidiaries in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems, which could adversely affect our business;

•	developments in the SEC’s informal inquiry related to our past practices in connection with grants of stock options;

•	potential issues related to the effects of Sections 409A and 162(m) of the Internal Revenue Code and any expenses associated therewith;

•	changes to improve our internal controls related to the process of granting, documenting and accounting for stock option awards;

•	additional expenses and taxes associated with our stock option investigation and related matters;

•	potential litigation that could result from our stock option investigation;

•	the ability of our Executive Officers to define and implement a strategic business plan; and

•	our ability to cure all defaults or events of default under our outstanding loan agreements.
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
Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2001 through 2004, which is the latest period for which industry information is available, we had an average statutory combined ratio of 92.1% versus the less favorable 105.5% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2001 through 2005, our gross written premium increased from $1.0 billion to $2.0 billion, an increase of 102%, while net written premium increased 303% from $373.0 million to $1.5 billion. During this period, our revenue increased from $512.5 million to $1.6 billion, an increase of 221%. During the period December 31, 2001 through December 31, 2005, our shareholders’ equity increased 121% from $765 million to $1.7 billion and our assets increased 115% from $3.3 billion to $7.0 billion.
Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:
•	Diversified financial products

•	Group life, accident and health

•	Aviation

•	London market account

•	Other specialty lines
Our operating insurance companies are rated “AA (Very Strong)” (3rd of 22 ratings) by Standard & Poor’s Corporation and AA- (Very Strong) by Fitch Ratings (4th of 24 ratings). Avemco Insurance Company, HCC Life Insurance Company, Houston Casualty Company and U.S. Specialty Insurance Company are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. American Contractors Indemnity Company, Perico Life Insurance Company and United States Surety Company are rated “A (Excellent)” (3rd of 16 ratings). A. M. Best placed our ratings under review with negative implications following our announcement on November 17, 2006 concerning the results of the independent investigation of our stock option granting practices and, at the same time, Standard & Poor’s and Fitch Ratings affirmed our ratings with a stable outlook. Standard & Poor’s, Fitch Ratings and A.M. Best are nationally recognized independent rating agencies. These ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.

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
Group Life, Accident and Health
We write medical stop-loss business through HCC Life Insurance Company and since its December 2005 acquisition, Perico Life Insurance Company. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employees’ medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We first began writing this business through a predecessor company in 1980. Our insurance companies started participating in this business in 1997. This line of business has grown both organically and through acquisitions. We are considered a market leader in medical stop-loss insurance. We also underwrite a small program of group life insurance offered to our insureds as a complement to our medical stop-loss products.
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

Rates were relatively low for an extended period of time reaching levels where underwriting profitability was difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Underwriting profitability was adversely impacted by the 2004 and 2005 hurricane activity, but this has resulted in rates increasing substantially and policy conditions becoming more stringent. However, we continue to reinsure much of our catastrophe exposure, buying substantial amounts of reinsurance both on a proportional and excess basis.
We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties including:

•	factories

•	hotels

•	industrial plants
•	office buildings

•	retail locations

•	utilities

We have written property business since 1986, including business interruption, physical damage and catastrophe risks, including flood and earthquake. Rates increased significantly following September 11, 2001, but had trended downward by 2005 despite the hurricane activity of 2004. The massive losses from hurricanes in 2005 have resulted in substantial rate increases, but due to over capacity, policy conditions have remained unchanged, unlike energy risks. Accordingly, we are substantially reducing our involvement in policies with exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance which, unlike many industry participants, has shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While seriously affecting our earnings in the third quarter of each year, we still were able to produce record annual earnings.

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
Other Specialty Lines
In addition to the above, we underwrite various other specialty lines of business for which individual premiums by line of business are not at this time significant to our overall results of operations.
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

Underwriting Agency Operations
Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure the business written by our underwriting agencies. Total revenue generated by our underwriting agencies in 2005 amounted to $157.0 million.
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

Operating Ratios
Premium to Surplus Ratio
This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2005	2004	2003	2002	2001
Gross written premium	$2,049,116	$1,992,361	$1,746,413	$1,163,397	$1,014,833
Net written premium	1,495,931	1,121,343	867,795	545,475	371,409
Policyholders’ surplus	1,110,268	844,851	591,889	523,807	401,393
Gross written premium ratio	184.6%	235.8%	295.1%	222.1%	252.8%
Gross written premium industry average (1)	*	201.6%	219.3%	244.4%	210.8%
Net written premium ratio	134.7%	132.7%	146.6%	104.1%	92.5%
Net written premium industry average (1)	*	108.5%	117.4%	130.3%	112.0%

(1)	Source: A.M. Best Company, Inc.

*	Not available
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

	2005	2004	2003	2002	2001
	(As restated)	(As restated)	(As restated)	(As restated)	(As restated)

Loss ratio	67.1%	63.8%	66.1%	60.8%	78.0%
Expense ratio	26.1	26.7	24.6	25.5	25.4

Combined ratio — GAAP	93.2%	90.5%	90.7%	86.3%	103.4%

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
We underwrite primary and reinsurance risks that are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings.
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

This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
			(As restated)	(As restated)	(As restated)
Balance sheet reserves	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117	$871,104	$460,511	$275,008	$229,049	$200,756
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	5,587	—	(66,571)	(32,437)	(136)	—	—	—
Adjusted reserves	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008	229,049	200,756
Cumulative paid at:
One year later		511,766	396,077	441,775	390,232	400,279	424,379	229,746	160,324	119,453	118,656
Two years later			587,349	571,907	612,129	537,354	561,246	367,512	209,724	179,117	167,459
Three years later				682,534	726,805	667,326	611,239	419,209	241,523	193,872	207,191
Four years later					803,152	720,656	686,730	435,625	259,067	212,097	214,046
Five years later						758,126	721,011	453,691	262,838	223,701	226,762
Six years later							725,639	462,565	267,038	225,595	233,831
Seven years later								462,126	270,362	227,177	235,236
Eight years later									268,939	228,621	235,950
Nine years later										230,745	236,726
Ten years later											236,996
Re-estimated liability at:
End of year	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008	229,049	200,756
One year later		2,118,471	1,641,426	1,287,003	1,109,098	922,080	836,775	550,409	308,501	252,236	243,259
Two years later			1,666,931	1,393,143	1,241,261	925,922	868,438	545,955	316,250	249,013	248,372
Three years later				1,464,448	1,384,608	1,099,657	854,987	547,179	304,281	250,817	247,053
Four years later					1,455,046	1,102,636	900,604	537,968	305,022	247,245	248,687
Five years later						1,135,143	887,272	522,183	295,975	249,853	248,559
Six years later							894,307	521,399	296,816	243,015	250,176
Seven years later								513,918	292,544	242,655	246,661
Eight years later									291,164	241,904	246,159
Nine years later										244,687	245,408
Ten years later											245,970
Cumulative redundancy (deficiency)		$(29,272)	$(141,618)	$(299,946)	$(322,788)	$(257,597)	$(55,640)	$(53,543)	$(16,156)	$(15,638)	$(45,214)

The gross deficiencies reflected in the above table for years after 1998 resulted from the following:
•	During 2005 and 2004, we recorded $49.8 million and $127.7 million, respectively, in gross losses related to the 2001 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	During 2005, we reduced our gross reserves on the 2004 hurricanes by $13.4 million to reflect current estimates of our remaining liabilities, which partially offset the 2005 adverse development discussed above.

•	During 2003, we recorded $132.9 million in gross losses related to 1999 and 2000 accident years on certain assumed accident and health reinsurance contracts reported in discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business.

•	The 2000 and 1999 years in the table were also negatively affected by late reporting loss information received during 2001 for certain discontinued business.
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

The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2005	2004	2003
		(As restated)	(As restated)
Reserves for loss and loss adjustment expense payable at beginning of year	$2,089,199	$1,525,313	$1,158,915
Reserve additions from acquisition of subsidiaries	19,236	15,537	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,567,501	1,173,042	922,838
Increase in estimated loss and loss adjustment expense for claims occurring in prior years *	29,272	116,113	122,501

Incurred loss and loss adjustment expense	1,596,773	1,289,155	1,045,339

Loss and loss adjustment expense payments for claims occurring during:
Current year	379,722	344,729	242,753
Prior years	511,766	396,077	441,775

Loss and loss adjustment expense payments	891,488	740,806	684,528

Reserves for loss and loss adjustment expense payable at end of year	$2,813,720	$2,089,199	$1,525,313

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996	1995
	(As restated)			(As restated)
Reserves, net of reinsurance	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872	$273,606	$118,912	$119,634	$117,283	$99,259
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	5,587	—	(6,048)	(3,343)	(410)	—	—	—
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	—	63,851	15,008	2,636	1,442

Adjusted reserves, net of reinsurance	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642	119,919	100,701
Cumulative paid, net of reinsurance, at:
One year later		172,224	141,677	136,561	126,019	102,244	145,993	56,052	48,775	47,874	41,947
Two years later			135,623	173,566	131,244	139,659	174,534	103,580	64,213	66,030	56,803
Three years later				136,106	163,808	118,894	185,744	113,762	80,227	72,863	64,798
Four years later					93,405	138,773	180,714	121,293	81,845	81,620	67,355
Five years later						158,935	197,416	120,452	84,986	81,968	72,627
Six years later							200,833	127,254	87,626	82,681	73,501
Seven years later								131,631	89,194	84,108	73,792
Eight years later									88,061	84,847	74,836
Nine years later										84,770	75,216
Ten years later											74,782
Re-estimated liability, net of reinsurance, at:
End of year	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642	119,919	100,701
One year later		1,084,677	735,678	487,403	306,318	233,111	260,678	186,967	120,049	116,145	95,764
Two years later			770,497	500,897	338,194	222,330	254,373	175,339	116,745	101,595	94,992
Three years later				571,403	366,819	259,160	244,650	171,165	110,673	97,353	85,484
Four years later					418,781	267,651	258,122	163,349	107,138	95,118	80,890
Five years later						296,396	254,579	155,931	103,243	93,528	79,626
Six years later							271,563	157,316	101,538	91,413	79,968
Seven years later								156,376	99,872	90,951	78,614
Eight years later									97,965	90,534	78,810
Nine years later										90,011	78,499
Ten years later											77,732
Cumulative redundancy (deficiency)		$(25,394)	$(65,297)	$(107,114)	$(105,684)	$(52,572)	$(1,300)	$25,977	$36,677	$29,908	$22,969

The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2005	2004	2003
	(As restated)		(As restated)
Net reserves for loss and loss adjustment expense payable at beginning of year	$1,059,283	$705,200	$458,702
Net reserve additions from acquisition of subsidiaries	12,491	11,647	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	894,303	614,752	464,886
Increase in estimated loss and loss adjustment expense for claims occurring in prior years *	25,394	30,478	23,114

Incurred loss and loss adjustment expense	919,697	645,230	488,000

Loss and loss adjustment expense payments for claims occurring during:
Current year	285,814	161,117	110,528
Prior years	172,224	141,677	136,561

Loss and loss adjustment expense payments	458,038	302,794	247,089

Net reserves for loss and loss adjustment expense payable at end of year	$1,533,433	$1,059,283	$705,200

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.
We had net loss and loss adjustment expense adverse development relating to prior year losses of $25.4 million in 2005, $30.5 million in 2004 and $23.1 million in 2003. The 2005 development resulted from a commutation charge of $26.0 million, which primarily related to the 2001 and 2000 accident years, and a net redundancy of $0.6 million from all other sources. In 2004, as a result of adverse development in certain assumed accident and health business in our discontinued line of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. Our 2004 deficiency included $27.3 million related to this charge, which primarily affected the 2001 and 2000 accident years, and we had a net deficiency of $3.2 million from all other sources. The 2003 development resulted from a commutation charge of $28.8 million, which primarily affected the 1999 and 2000 accident years, partially offset by a net redundancy of $5.7 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.
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
U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations to the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval.
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
Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company, Inc. whose ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continuation of those ratings cannot be assured. A. M. Best placed our insurance company ratings under review with negative implications as a result of the Special Committee’s investigation of our stock option granting practices and subsequent non-compliance with financial reporting and other information delivery requirements under our debt instruments. Standard & Poor’s and Fitch Ratings affirmed their ratings of our insurance companies with a stable outlook, after considering our announcement of the substantial completion of the Special Committee’s investigation. If our ratings are reduced from their current levels, our financial position and results of operations could be adversely affected.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital on favorable terms or at all, our business, results of operations and liquidity could be adversely affected.
As a result of our delayed filing of our Form 10-Q’s for the quarters ended June 30, 2006 and September 30, 2006, we are ineligible to register our securities on Form S-3 or use our previously filed shelf registration statement until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital and borrow money utilizing public debt or complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner. In addition, the financial strength ratings of our insurance companies and our debt ratings, which A.M. Best placed under review with negative implications and Fitch Ratings and Standard & Poor’s affirmed with a stable outlook, if reduced, might significantly impede our ability to raise capital and borrow money.
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
Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: 1) the diversion of our management’s attention, 2) our ability to assimilate the operations and personnel of the acquired companies, 3) the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies, 4) the need to expand management, administration and operational systems and 5) increased competition for suitable acquisition opportunities and qualified employees. We cannot predict whether we will be able to acquire additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations. Moreover, our ability to use equity securities or to incur additional debt for acquisitions may be negatively affected by the effects of our options pricing investigation.
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
The SEC’s informal inquiry related to our stock option granting procedures is on-going, and the scope and outcome could have a negative impact on the price of our securities and on our business.
As described in Note 2 to our Consolidated Financial Statements included in this Form 10-K/A, based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of the informal inquiry, but it may result in substantial legal, tax, accounting and other professional services costs, may continue to occupy the time and attention of our management team, could have a material adverse impact on our stock price, including increased stock price volatility, and could negatively impact our business and our ability to raise and borrow additional funds in the future.

If we do not maintain compliance with the listing requirements of the New York Stock Exchange (NYSE), our common stock could be delisted, which would reduce the price of our common stock and the levels of liquidity available to our shareholders.
In connection with the Special Committee’s investigation of our option granting practices and the restatement of our consolidated financial statements, we were delinquent in filing certain of our periodic reports with the SEC. These circumstances could lead to a delisting of our common stock from the NYSE. If we are delisted from the NYSE, the price of our common stock and levels of liquidity available to our stockholders could be reduced. In addition, a delisting from the NYSE could result in other negative implications, including the potential loss of confidence by customers and employees and the loss of institutional investor interest in our company.
The matters relating to the Special Committee of the Board of Directors’ investigation of our historical stock option granting practices and the restatement of our consolidated financial statements may result in future litigation, which could harm our business and financial condition.
As a result of the Special Committee’s investigation of our historical stock option granting practices, we had to record non-cash compensation expense in each year for the period 1997 through 2005 and increase such expense in 2006. To correct these accounting errors, we are amending our Annual Report on Form 10-K for the year ended December 31, 2005 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to restate the consolidated financial statements and condensed consolidated financial statements, respectively, contained in those reports. Our historical stock option granting practices and the restatement of our prior consolidated financial statements have exposed us to greater risks associated with litigation. Publicity resulting from these actions may materially adversely affect us, regardless of the cause or effect of the actions. We cannot assure you that any future litigation will result in the same conclusions reached by the Special Committee. The conduct and resolution of litigation could be time consuming, expensive and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.
The loss of Stephen L. Way as our Chief Executive Officer could weaken our strategic leadership and have a material adverse effect on our business and development.
Since our founding, Stephen L. Way’s leadership and strategic direction have been critical elements to our success. On November 17, 2006, Mr. Way resigned as our Chief Executive Officer. However, Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and as a paid consultant. Although our executive officers have experience in the insurance industry, they do not have the same breadth of experience as Mr. Way in providing the strategic direction for our future growth and development. As a result, the loss of Mr. Way’s services as Chief Executive Officer could weaken our strategic leadership and have a material adverse effect upon our business and continuing development.
Our failure to comply with any of the covenants in the indentures for our convertible notes and in our revolving loan facility could have a material adverse impact on our business and our financial condition.
On October 30, 2006, we received a registered letter from U.S. Bank, as trustee for the holders of our 2.00% Convertible Notes due 2021, 1.30% Convertible Notes due 2023 and 2.00% Convertible Exchange Notes due 2021, stating that U.S. Bank, as trustee, had not received our consolidated financial statements for the quarter ended June 30, 2006. If we do not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC and deliver the report to the trustee within sixty days from the date notice was received from the trustee, such failure to file and deliver will be considered an “Event of Default” under the indenture governing the notes. If an “Event of Default” were to occur under the indentures for any series of the notes, the trustee or holders of at least 25% of the aggregate principal of such series then outstanding could declare all the unpaid principal on such series of notes then outstanding to be immediately due and payable. Likewise, we have not timely delivered our Form 10-Q’s for the quarters ended June 30 and September 30, 2006 as required by the terms of our Revolving Loan Facility. The banks that are a party to the agreement waived certain “Defaults” or “Events of Default” until January 31, 2007. In addition, our restatement of our prior year financial statements might be considered an “Event of Default”, which has been waived until January 31, 2007 under our Revolving Loan Facility. Our failure to comply with the covenants in the indentures for our convertible notes and our Revolving Loan Facility in the future could have a material adverse effect on our stock price, business and financial condition if we would not have available funds at that time to repay any defaulted debt. A default and acceleration under the indentures for our convertible notes and loan agreement may also trigger cross-acceleration under our other debt instruments.
Our certificate of incorporation and our bylaws do not have provisions that could delay or prevent a change in control.
Our certificate of incorporation and bylaws do not have provisions that could make it more difficult for a third party to acquire a majority of our outstanding common stock. As a result, we may be more susceptible to an inadequate or coercive offer that could result in a change in control than a company whose charter documents have provisions that could delay or prevent a change in control.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in over 45 locations elsewhere in the United States, the United Kingdom, Spain, Bermuda and Ireland. The majority of these additional locations are in leased facilities. We are not dependent on our facilities to conduct business and such office space is suitable for the conduct of our business.
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
See also Note 13 to our Consolidated Financial Statements included in this Form 10-K/A.
ITEM 3. LEGAL PROCEEDINGS
As described in Note 2 to our Consolidated Financial Statements included in this Form 10-K/A, based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal inquiry.
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
In April 2006, we were named as a defendant in a complaint related to insurance marketing and producer compensation practices. The lawsuit was filed in Federal District Court in Georgia by a number of corporate plaintiffs against approximately 100 insurance entity defendants. The suit has been transferred to the multi-district litigation proceeding pending in the United States District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings with suits previously transferred that appear to the court to involve common questions of fact. The complaint alleges violations of Federal antitrust law, the Racketeering Influence and Corrupt Organization Act and various state anti-fraud laws. The lawsuit seeks unspecified damages. We are vigorously contesting this action.
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

ITEM 6. SELECTED FINANCIAL DATA
The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Annual Report on Form 10-K/A.
As described in Note 2 to the audited Consolidated Financial Statements referred to above, our Consolidated Financial Statements have been restated to record adjustments for stock compensation expense and related taxes in connection with stock options that were granted during the period 1997 through 2005 and for other minor adjustments and related taxes that were not recorded in the originally filed financial statements due to their immateriality. These adjustments resulted in after-tax charges of $ 4.7 million, $ 0.3 million, $ 1.5 million, $ 1.5 million and $ 0.2 million for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, respectively. Additionally, the cumulative effect of the related after-tax charges for periods prior to 2001 was $ 10.4 million.

Years ended December 31,
(in thousands, except per share data) (1) (4) (5)

	2005	2004	2003	2002(2)			2001(2)(7)
				(As previously			(As previously
	(As restated)	(As restated)	(As restated)	reported)	(Adjustments)	(As restated)	reported)	(Adjustments)	(As restated)
Statement of earnings data:
Revenue
Net earned premium	$1,369,988	$1,010,692	$738,272	$505,521	$—	$505,521	$342,787	$—	$342,787
Fee and commission income	132,628	183,802	142,615	115,919	171	116,090	111,016	(171)	110,845
Net investment income	98,851	64,885	47,335	37,755	—	37,755	39,562	—	39,562
Net realized investment gain	1,448	5,822	527	453	—	453	393	1,019	1,412
Other operating income	39,773	19,406	13,215	6,985	—	6,985	17,451	481	17,932

Total revenue	1,642,688	1,284,607	941,964	666,633	171	666,804	511,209	1,329	512,538

Expense
Loss and loss adjustment expense, net	919,697	645,230	488,000	306,491	652	307,143	267,390	—	267,390
Policy acquisition costs, net	261,708	222,323	137,212	99,521	—	99,521	66,313	(1,000)	65,313
Other operating expense	180,990	168,045	144,574	99,924	1,589	101,513	113,806	2,273	116,079
Interest expense	7,684	8,374	7,453	8,301	—	8,301	8,875	376	9,251

Total expense	1,370,079	1,043,972	777,239	514,237	2,241	516,478	456,384	1,649	458,033

Earnings from continuing operations before income tax expense	272,609	240,635	164,725	152,396	(2,070)	150,326	54,825	(320)	54,505
Income tax expense on continuing operations	84,177	81,940	59,382	52,933	(561)	52,372	27,764	(88)	27,676

Earnings from continuing operations	188,432	158,695	105,343	99,463	(1,509)	97,954	27,061	(232)	26,829
Earnings from discontinued operations, net of income taxes (6)	2,760	4,004	36,684	6,365	—	6,365	3,136	—	3,136

Net earnings	$191,192	$162,699	$142,027	$105,828	$(1,509)	$104,319	$30,197	$(232)	$29,965

Basic earnings per share data:
Earnings from continuing operations	$1.78	$1.63	$1.11	$1.06	$(0.01)	$1.05	$0.31	$(0.01)	$0.30
Earnings from discontinued operations (6)	0.03	0.04	0.39	0.07	—	0.07	0.04	—	0.04

Net earnings	$1.81	$1.67	$1.50	$1.13	$(0.01)	$1.12	$0.35	$(0.01)	$0.34

Weighted average shares outstanding	105,463	97,257	94,919	93,338	—	93,338	87,482	—	87,482

Diluted earnings per share data:
Earnings from continuing operations	$1.72	$1.61	$1.09	$1.05	$(0.01)	$1.04	$0.30	$—	$.030
Earnings from discontinued operations (6)	0.03	0.04	0.38	0.07	—	0.07	0.04	—	0.04

Net earnings	$1.75	$1.65	$1.47	$1.12	$(0.01)	$1.11	$0.34	$—	$0.34

Weighted average shares outstanding	109,437	98,826	96,576	94,406	—	94,406	89,429	—	89,429

Cash dividends declared, per share	$0.282	$0.213	$0.187	$0.170	$—	$0.170	$0.163	$—	$0.163

December 31,
(in thousands, except per share data) (1) (3) (4) (5)

	2005	2004	2003(2)			2002(2)			2001(2)
			(As			(As			(As
			previously			previously			previously
	(As restated)	(As restated)	reported)	(Adjustments)	(As restated)	reported)	(Adjustments)	(As restated)	reported)	(Adjustments)	(As restated)
Balance sheet data:
Total investments	$3,257,428	$2,468,491	$1,707,300	$—	$1,707,300	$1,777,775	$—	$1,177,775	$885,659	$—	$885,659
Premium, claims and other receivables	884,654	891,360	932,417	1,835	934,252	772,772	16,454	789,226	665,965	18,589	684,554
Reinsurance recoverables	1,361,983	1,104,026	916,190	(15,415)	900,775	798,934	(1,739)	797,195	899,128	19,068	918,196
Ceded unearned premium	239,416	311,973	291,591	—	291,591	164,224	—	164,224	71,140	813	71,953
Goodwill	532,947	444,031	386,507	1,516	388,023	335,288	—	335,288	315,318	—	315,318
Total assets	7,028,800	5,900,568	4,897,682	(14,337)	4,883,345	3,723,396	15,567	3,738,963	3,219,120	46,390	3,265,510
Loss and loss adjustment expense payable	2,813,720	2,089,199	1,535,288	(9,975)	1,525,313	1,155,290	3,625	1,158,915	1,130,748	1,510	1,132,258
Unearned premium	807,109	741,706	592,311	—	592,311	331,050	—	331,050	179,530	—	179,530
Premium and claims payable	753,859	766,765	778,945	5,093	784,038	750,046	9,864	759,910	717,159	15,500	732,659
Notes payable	309,543	311,277	310,404	—	310,404	230,027	—	230,027	181,928	—	181,928
Shareholders’ equity	1,690,435	1,325,498	1,046,920	(515)	1,046,405	882,907	1,764	884,671	763,453	1,894	765,347
Book value per share (8)	$15.26	$12.99	$10.91	$—	$10.91	$9.43	$0.02	$9.45	$8.27	$0.02	$8.29

(1)	See Note 2 — “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” to our Consolidated Financial Statements for a discussion of these adjustments.

(2)	The consolidated statement of earnings data for 2002 and 2001, and the consolidated balance sheet data for 2003, 2002 and 2001, have been revised to reflect adjustments related to the restatement described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings” and Note 2 of the Notes to Consolidated Financial Statements. Pre-tax adjustments recorded in 2002 and 2001 included non-cash stock-based compensation expense totaling $2.0 million and $2.2 million, respectively. The cumulative after-tax impact of all restatement adjustments related to years prior to 2001 totaled $10.4 million and has been reflected as an adjustment to shareholders’ equity at December 31, 2000.

On a pre-tax basis, the cumulative net impact of all restatement adjustments related to years prior to 2001 totaled $14.6 million. These adjustments consisted primarily of the following:
•	The pre-tax impact of charges related to stock option grant measurement date errors in the period 1997 through 2000 totaling $3.8 million, $3.7 million, $1.5 million, and $4.6 million, respectively;

•	The pre-tax income decrease of other previously unrecorded adjustments in 2000 totaling $1.1 million; and

•	Income tax expense (benefit) of $(1.3) million $(1.3) million, $0.1 million and $(1.8) million in the period 1997 through 2000.
The impact on previously reported net income of these adjustments was a decrease of $3.9 million, $1.6 million, $2.4 million and $2.5 million, or 7%, 6%, 3% and 5%, for 2000, 1999, 1998 and 1997, respectively. The impact on previously reported diluted income per share of these adjustments was a decrease of $0.05, $0.02, $0.04 and $0.03 for 2000, 1999, 1998 and 1997, respectively.

(3)	The consolidated balance sheet data has been adjusted to reflect the cumulative restatement adjustments. See Note 2 — “Restatement of Consolidated Financial Statements, Special Committee and Company Findings” to our Consolidated Financial Statements for a discussion of these statements.

(4)	In 2005, the Board of Directors declared a three-for-two stock split in the form of a 50% stock dividend on our shares of $1.00 par value common stock. All shares outstanding and per share amounts have been adjusted to reflect the effect of the stock split for all periods presented.

(5)	Certain amounts in the 2001-2004 selected consolidated financial data have been reclassified to conform to the 2005 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

(6)	We sold our retail brokerage operation, HCC Employee Benefits, Inc., in 2003. The net earnings of HCC Employee Benefits, the 2003 gain on sale and the subsequent gains in 2004 and 2005 from a contractual earnout are classified as discontinued operations. Consistent with this presentation, all pre-sale revenue and expense of HCC Employee Benefits was reclassified to discontinued operations.

(7)	During 2002, we adopted SFAS No. 142, Goodwill and Other Intangible Assets, which required that goodwill and indefinite-lived intangible assets no longer be amortized. The adjusted amounts that we would have reported in 2001 had we adopted SFAS 142 on January 1, 2001 are as follows:

Adjusted net earnings	$41,352

Adjusted basic earnings per share	$0.47

Adjusted diluted earnings per share	$0.46

(8)	Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders’ equity.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements, the related Notes thereto and the discussions under “Critical Accounting Estimates” and “Safe Harbor Disclosure.” As further described below, in Note 2 to our Consolidated Financial Statements and in our Selected Financial Data, we restated our Consolidated Financial Statements as of and for the years ended December 31, 1997 through 2005. The effects of these restatements are reflected in our Consolidated Financial Statements and the related Notes thereto. Management’s Discussion and Analysis has been updated to reflect the effects of the restatement.
Restatement of Consolidated Financial Statements, Special Committee and Company Findings
In light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, in the second quarter of 2006 we undertook a voluntary internal review of our past practices related to grants of stock options. The voluntary review by our management concluded that the actual accounting measurement dates for certain past stock option grants differed from the originally stated grant dates, which were also utilized as the measurement dates for such awards. In August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. The Special Committee was composed of the members of the Audit Committee of the Board of Directors. The Special Committee retained the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP as its independent legal counsel and LECG as forensic accountants to aid in the investigation.
On November 17, 2006, we announced that the Special Committee had made certain determinations as a result of its review of our past stock option granting practices. The Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date; thus recipients of the options could exercise at a strike price lower than the actual measurement date price. To determine the actual measurement dates, the Special Committee utilized the following sources of information:
•	The dates on documentation such as e-mails, regulatory form filings, acquisition agreements and other correspondence;

•	The date that the relevant stock option grant was entered into Equity Edge, our stock option tracking and accounting system;

•	Requirements of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations; and

•	Guidance from the Office of Chief Accountant of the Securities and Exchange Commission (SEC) contained in a letter dated September 19, 2006.
The Special Committee concluded that mis-priced option grants, the effect of which, together with certain other adjustments, resulted in a cumulative net decrease in shareholders’ equity at December 31, 2005 of $3.3 million, affected all levels of employees. The Special Committee found that Stephen L. Way, Chief Executive Officer, retroactively priced options, that he should have known he was granting options in a manner that conflicted with our stock option plans and public statements, and that this constituted a failure to align the stock option granting process with our stock option plans and public statements. Although finding his actions were inconsistent with the duties and obligations of a chief executive officer of a publicly-traded company, the Special Committee also found that Mr. Way’s motivation appeared to be the attraction and retention of talent and to provide employees with the best option price. The Special Committee also concluded that Christopher L. Martin, Executive Vice President and General Counsel, was aware that options were being retroactively priced in a manner inconsistent with applicable plan terms and the procedures memoranda that he had prepared, that granting in-the-money options had accounting implications, and that he did not properly document our Compensation Committee’s informal delegation of authority to Mr. Way. The Special Committee also found that there was no evidence that Mr. Way or Mr. Martin intended to falsify the consolidated financial statements.

Before the Board of Directors reviewed the results of the investigation, the Chairman of our Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend this Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the Original Filing), to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. However, the impact of the restatement in any of the restated periods is immaterial. We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied;

•	Other adjustments that were not recorded in the originally filed financial statements due to their immateriality; and

•	Related tax effects for all items.
This Form 10-K/A also includes the restatement of selected financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and the unaudited quarterly financial data for each of the quarters in the years ended December 31, 2005 and 2004. We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, which we are filing concurrently with this Form 10-K/A. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
We were unable to timely file our quarterly reports on Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, primarily due to not knowing the financial impact of the Special Committee’s investigation. Our Form 10-Q’s for these quarters are being filed concurrently with this Form 10-K/A. We have also restated the June 30, 2005 and September 30, 2005 financial statements included in our quarterly reports on Form 10-Q for the respective 2006 quarters.
Based on the determinations of the Special Committee and our voluntary internal review, we identified a number of occasions during the period 1997 through 2005 and into 2006 on which we used an incorrect measurement date for financial accounting and reporting purposes for options granted. In accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these options for the excess of the market price of our stock on the actual measurement date over the exercise price of the option. For periods commencing January 1, 2006, compensation expense is being recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised), Share-Based Payment. However, we determined an incremental amount related to the mis-priced options must be recorded.

The types of errors identified were as follows:
•	We determined that many block grants to employees during the period 1997 through 2005 were subject to a retroactive look-back period. In all such cases, the price of our stock at the end of the look-back period, which was generally 30 days or less, was higher than the price of our stock on the stated grant date.

•	In addition to being subject to the retroactive pricing discussed above, we determined that the strike price of block grants in 1999, 2002 and 2005 was determined prior to the final determination of the identity of the employee and/or the number of options to be granted. Further, proper approval, in most cases, had not been given until after the grant date. In all such cases, the price of our stock at the time when all required determinations were final and proper approval had been obtained was higher than the price of our stock on the stated grant date. The time lag between the stated grant date and the finalization of the awards was typically 30-45 days, except in the case of the 2002 grant which was finalized several months subsequent to the stated grant date.

•	For the period from 1997 to 2005 and into 2006, we determined that there was a regular practice of granting options to newly hired employees and existing employees being promoted after the end of a 30-45 day period following the hire or promotion date. This practice included the use of the 30-45 day period as a look-back period during which the date with the lowest price during that period was selected as the stated grant date.

•	In several instances, grants to senior executives were determined at a date subsequent to the stated grant date. In most cases, this resulted from extended negotiations of employment agreements and, in some cases, administrative delays. In virtually all cases, the price of our stock at the time the grants were made and properly approved was higher than the price of our stock on the stated grant date.

•	In a few cases, options were granted and then repriced downward. As a result, variable accounting should have been applied to these options.

•	We lacked timely or adequate documentation to support the stated grant date in the case of certain of the above errors.
The gross compensation expense recorded to correct the above errors was a non-cash charge and had no impact on our reported net revenue, cash, cash flow or shareholders’ equity.
In connection with the investigation, we determined that a number of executive officers received in-the-money options. If such options are ultimately determined to be in-the-money grants for tax purposes, pursuant to Section 162(m) of the Internal Revenue Code and, if in the year of exercise the officers’ compensation, including proceeds from options exercised, exceeded $1.0 million, we would not be entitled to a tax deduction for any amount in excess of such $1.0 million for officers covered by Section 162(m). We estimate the effect of the tax deduction was $4.6 million, substantially all of which was recorded as a reduction to shareholders’ equity.
There were immaterial adjustments that were not made in the originally filed consolidated financial statements. We have taken the opportunity presented by this restatement to record these adjustments, which amounted to a net $2.4 million increase in earnings from continuing operations before income tax expense, for the years 2001 through 2005.

The cumulative effect of the restatement for the period 1997 through 2005 was as follows (in thousands):

Increase (decrease) in net earnings and retained earnings:
Non-cash compensation expense related to stock option grants (including $994 recorded as accrued expenses)	$(26,608)
Net adjustments for immaterial items previously unrecorded	1,316

Reduction in earnings from continuing operations before income tax expense	(25,292)
Related income tax benefit	6,667

Reduction in net earnings from continuing operations and net earnings		$(18,625)
Increase (decrease) to additional paid-in capital:
Increase related to non-cash compensation expense	$25,614
Reduction related to tax effects previously credited to additional paid-in capital	(11,012)

Net increase in additional paid-in capital		14,602
Increase in other comprehensive income for immaterial items previously unrecorded		762

Net decrease in shareholders’ equity at December 31, 2005		$(3,261)

In order to further enhance investor understanding of the effects of the matters described above and to provide context for the composition of the cumulative adjustment to shareholders’ equity at December 31, 2002, we have provided the information below which shows the years to which the stock option compensation adjustments relate. Our consolidated financial statements and the related SEC reports for such periods have not been amended, except for the consolidated financial statements included in this Form 10-K/A. In addition to the stock option compensation adjustments, we also included the effect of other immaterial adjustments which were previously unrecorded and the related tax effects of all adjustments. The increase (decrease) in net earnings for each type of adjustment was as follows (in thousands):

		Non-cash
		stock option
	Net earnings as	compensation				Net earnings
	previously reported	expense	Other	Tax effect	Total adjustments	as restated
Years ended December 31, 1997	$50,083	$(3,789)	$—	$1,326	$(2,463)	$47,620
1998	73,110	(3,664)	—	1,273	(2,391)	70,719
1999	26,572	(1,474)	—	(148)	(1,622)	24,950
2000	55,468	(4,586)	(1,124)	1,830	(3,880)	51,588
2001	30,197	(2,201)	1,881	88	(232)	29,965
2002	105,828	(2,043)	(27)	561	(1,509)	104,319

Cumulative effect at December 31, 2002	341,258	(17,757)	730	4,930	(12,097)	329,161
2003	143,561	(3,279)	1,270	475	(1,534)	142,027
2004	163,025	(2,571)	2,453	(208)	(326)	162,699
2005	195,860	(3,001)	(3,137)	1,470	(4,668)	191,192

Cumulative effect at December 31, 2005	$843,704	$(26,608)	$1,316	$6,667	$(18,625)	$825,079

The restatement adjustments reduced previously reported diluted net earnings per share by $0.04, $0.00, $0.02, $0.01 and $0.00 for 2005, 2004, 2003, 2002 and 2001, respectively.
We are also amending certain other stock option disclosures in the accompanying notes to the consolidated financial statements.
Enacted October 22, 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions and taxes on stock awards that constitute deferred compensation. Section 409A relates specifically to the personal tax liabilities of our employees that have received discounted options. We are currently reviewing the implications of Section 409A on grants awarded with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004 along with potential remedial actions.
As of December 15, 2006, we have paid direct costs of approximately $6.0 million for costs associated with the Special Committee’s investigation and additional related professional services and consulting fees associated with the restatement effort. We expect to pay up to several million dollars of additional expense in the next few months associated with the conclusion of the investigation and restatement of our consolidated financial statements.

Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and intermediaries. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.6 billion at February 28, 2006. We earned $191.2 million or $1.75 per diluted share in 2005 compared to $162.7 million or $1.65 earned in 2004, despite higher losses from hurricanes, a loss from a commutation in 2005 and the dilution from a $96.7 million common stock offering in December 2004. We grew shareholders’ equity by 28% in 2005 to $1.7 billion at December 31, 2005, principally from a combination of net earnings and a $150.0 million equity offering in November 2005.
In 2005 and 2004, the property and casualty insurance industry suffered record losses from nine major hurricanes that affected the Atlantic and Gulf Coasts of the United States. We estimate our gross losses were $394.6 million from the 2005 hurricanes and $89.8 million from the 2004 hurricanes which, after recoveries expected from our reinsurance programs, reduces our net losses to $89.7 million in 2005 and $33.1 million in 2004. In 2005, we also opportunistically commuted a large block of reinsurance recoverables. As a result of this transaction, we recognized a loss of $26.0 million which is principally the discount for the time value of money on the recoverable amount. We expect to recoup this loss over future years as we earn interest on the cash proceeds from the commutation prior to the related claims being paid. Despite the large losses from the hurricanes and the commutation, we generated a 18% increase to a record level of net earnings in 2005.
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
Our major insurance companies are rated “AA (Very strong)” by Standard & Poor’s Corporation, “AA- (Very Strong)” by Fitch Ratings and “A+ (Superior)” by A.M. Best Company, Inc. A.M. Best placed our ratings under review with negative implications following our announcement on November 17, 2006 concerning the results of the independent investigation of our stock option granting practices and, at the same time, Standard & Poor’s and Fitch Ratings affirmed our ratings with a stable outlook.
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
Results of Operations
Net earnings increased 18% to $191.2 million ($1.75 per diluted share) in 2005 from $162.7 million ($1.65 per diluted share) in 2004. Net earnings in 2005 included after-tax losses of $58.2 million ($0.53 per diluted share) due to the combined effects of five hurricanes and $16.9 million ($0.15 per diluted share) due to a reinsurance commutation. Earnings from continuing operations grew 19% to $188.4 million ($1.72 per diluted share) in 2005 from $158.7 million ($1.61 per diluted share) in 2004. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2005 earnings. Net earnings increased 15% to $162.7 million ($1.65 per diluted share) in 2004 from $142.0 million ($1.47 per diluted share) in 2003. Net earnings in 2004 included an after-tax loss of $21.5 million ($0.22 per diluted share) due to the combined effects of four hurricanes. Earnings from continuing operations grew 51% to $158.7 million ($1.61 per diluted share) in 2004 from $105.3 million ($1.09 per diluted share) in 2003. Growth in all segments contributed to the increase in 2004 net earnings. Net earnings in 2003 included an after-tax loss of $18.7 million ($0.19 per diluted share) due to a commutation and after-tax earnings from discontinued operations of $36.7 million ($0.38 per diluted share), which included an after-tax gain of $30.1 million from the sale of a subsidiary.
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

				Effect of hurricanes and commutations
	2005	2004	2003	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Gross incurred loss and loss adjustment expense	$1,596,773	$1,289,155	$1,045,339	$394,625	$89,795	$—
Net incurred loss and loss adjustment expense	919,697	645,230	488,000	99,226	23,335	28,751
Ceded earned premium	617,402	849,610	748,799	16,533	9,806	—
Net earnings (loss)	191,192	162,699	142,027	(75,171)	(21,464)	(18,688)
Diluted earnings (loss) per share	1.75	1.65	1.47	(0.69)	(0.22)	(0.19)
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

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Ratios:
Net loss ratio	67.1%	63.8%	66.1%
Expense ratio	26.1	26.7	24.6

Combined ratio	93.2%	90.5%	90.7%

Effect of hurricanes and commutations:
Net loss ratio	7.9%	2.9%	3.9%
Expense ratio	0.3	0.3	—

Combined ratio	8.2%	3.2%	3.9%

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Net earned premium	83.4%	78.7%	78.4%
Fee and commission income	8.1	14.3	15.1
Net investment income	6.0	5.1	5.0
Net realized investment gain	0.1	0.4	0.1
Other operating income	2.4	1.5	1.4

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	56.0	50.2	51.8
Policy acquisition costs, net	15.9	17.3	14.6
Other operating expense	11.0	13.1	15.3
Interest expense	0.5	0.7	0.8

Earnings from continuing operations before income tax expense	16.6	18.7	17.5
Income tax expense	5.1	6.3	6.3

Earnings from continuing operations	11.5%	12.4%	11.2%

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

	2005	2004	2003
Gross written premium	$2,038,286	$1,975,153	$1,739,894
Net written premium	1,501,224	1,105,519	865,502
Net earned premium	1,369,988	1,010,692	738,272
The table below shows the source of our fee and commission income.

	2005	2004	2003
	(As restated)	(As restated)
Agencies	$94,972	$127,453	$105,899
Insurance companies	37,656	56,349	43,244
Other	—	—	(6,528)

Fee and commission income	$132,628	$183,802	$142,615

Fee and commission income decreased to $132.6 million in 2005, as expected, resulting from a decrease in the level of ceded reinsurance by our insurance company subsidiaries, which resulted in reduced revenue from our reinsurance brokers and reduced ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into one of our life insurance company subsidiaries. This higher retention of our premium and the consolidation of operations resulted in increased underwriting revenue and profitability in our insurance company subsidiaries. Fee and commission income increased 29% in 2004, primarily due to new business from subsidiaries acquired in 2003.
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

Loss and loss adjustment expense increased 43% in 2005 and 32% in 2004 due to the 2005 and 2004 hurricane losses and the 2005 commutation, as well as growth in net retained premium in both years. Policy acquisition costs increased 18% in 2005 and 62% in 2004, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 8% in 2005 and 16% in 2004. The increases primarily related to higher incentive compensation based on increased profitability, operating expenses of subsidiaries acquired or formed, and the expensing of $8.9 million for an indemnification claim in 2005 and $10.1 million to cover estimated settlement costs related to pending litigation in 2004. We had 1,448 employees at December 31, 2005, compared to 1,268 a year earlier. The increase in employees was primarily due to acquisitions.
Our effective income tax rate on earnings from continuing operations was 30.9% for 2005, compared to 34.1% for 2004 and 36.0% for 2003. The effective tax rate decreased because our tax exempt interest income increased as a percentage of our pre-tax income in both 2004 and 2005, and we recorded a special $2.8 million repatriation tax benefit in 2005.
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
At December 31, 2005, book value per share was $15.26, up from $12.99 at December 31, 2004 and $10.91 at December 31, 2003. Total assets were $7.0 billion and shareholders’ equity was $1.7 billion, up from $5.9 billion and $1.3 billion, respectively, at December 31, 2004.
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
Insurance Company Segment
Net earnings of our insurance company segment increased 15% to $126.1 million in 2005 compared to $109.3 million in 2004, which in turn increased 45% from $75.3 million in 2003. The 2005 net earnings included $75.2 million of after-tax losses related to hurricanes and a commutation, while 2004 net earnings included $21.5 million of after-tax hurricane losses and 2003 net earnings included an $18.7 million after-tax commutation loss. The growth in segment net earnings was driven by: 1) improved underwriting results, 2) increased retentions, which resulted in higher earned premium, 3)

increased investment income and 4) the operations of acquired subsidiaries. Effective January 1, 2005, we consolidated the operations of our largest underwriting agency into one of our life insurance companies, which reduced fee and commission income of our agency segment but increased the underwriting profitability of our insurance company segment. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in 2006.
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
The following table details premium amounts and their percentages of gross written premium.

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Primary	$1,768,284	87%	$1,674,075	85%	1,377,999	$79%
Reinsurance assumed	270,002	13	301,078	15	361,895	21

Gross written premium	2,038,286	100	1,975,153	100	1,739,894	100
Reinsurance ceded	(537,062)	(26)	(869,634)	(44)	(874,392)	(50)

Net written premium	1,501,224	74	1,105,519	56	865,502	50
Change in unearned premium	(131,236)	(7)	(94,827)	(5)	(127,230)	(8)

Net earned premium	$1,369,988	67%	$1,010,692	51%	$738,272	42%

The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Year ended December 31, 2005
Diversified financial products	$908,526	$675,942	74%	$531,136
Group life, accident and health	593,382	502,805	85	504,382
Aviation	210,530	130,743	62	136,197
London market account	144,425	78,809	55	93,017
Other specialty lines	176,139	109,106	62	97,721
Discontinued lines	5,284	3,819	nm	7,535

Totals	$2,038,286	$1,501,224	74%	$1,369,988

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Year ended December 31, 2004
Diversified financial products	$857,299	$404,870	47%	$310,809
Group life, accident and health	584,747	343,996	59	343,913
Aviation	204,963	144,687	71	127,248
London market account	178,950	107,509	60	111,341
Other specialty lines	133,964	83,980	63	69,089
Discontinued lines	15,230	20,477	nm	48,292

Totals	$1,975,153	$1,105,519	56%	$1,010,692

Year ended December 31, 2003
Diversified financial products	$553,501	$183,560	33%	$123,562
Group life, accident and health	565,494	299,913	53	290,009
Aviation	214,718	99,447	46	97,536
London market account	223,149	155,987	70	137,572
Other specialty lines	73,475	36,837	50	12,443
Discontinued lines	109,557	89,758	nm	77,150

Totals	$1,739,894	$865,502	50%	$738,272

nm — Not meaningful comparison
The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — The largest gross and net premium growth in 2005 and 2004 was in our diversified financial products line of business. We experienced significant growth in our directors’ and officers’ liability gross written premium in 2004. In response to some increased competition and a reduction in available reinsurance at an acceptable cost, we scaled back our writing of this business in 2005. Rates for the other products in this line have been relatively stable with the exception of surety for which rates have been increasing. Our professional indemnity and surety business increased in 2005 due to organic growth and acquisitions. The growth in net written and net earned premium in both years was due to increased retentions resulting from a reduction in proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	Group life, accident and health — Profit margins remain at acceptable levels despite increased competition from the fully insured market. We increased our retentions in 2005 and 2004 as this line of business generally is not volatile and has very little catastrophe exposure.

•	Aviation — Our aviation premium retention levels were mostly unchanged in 2005 after excluding the effects of a portfolio transfer that occurred in 2004. This 2004 portfolio transfer recaptured ceded unearned premium and increased net written premium, but not gross written premium, as a result of a reduction in ceded reinsurance. There has been increasing competition in the international aviation component of this line, but margins are still acceptable. Our domestic business is very stable.

•	London market account — We reduced our London market account premium writings in 2004 and again in 2005, due to more selective underwriting in response to reduced premium rates from increased competition. Premium rates have generally increased in 2006 as a result of the hurricane losses. Net written premium was reduced by $18.7 million in 2005 and $15.3 million in 2004 for additional excess of loss premium to reinstate catastrophe reinsurance coverage, which distorts the retention percentages. Because of the catastrophe exposure, we purchase excess of loss reinsurance at a significant cost. Since there generally is a fixed minimum cost, the retention percentage decreases as our written premium decreases.

•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The mix of products will affect the retention percentages. Rates in this line have been relatively stable.
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

Losses and Loss Adjustment Expenses
The table below shows the composition of gross incurred loss and loss adjustment expense.

	2005		2004		2003
					(As restated)
		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio
2005 hurricanes	$394,625	19.9%	$—	—%	$—	—%
2004 hurricanes	(13,423)	(0.7)	89,795	4.8	—	—
Other reserve redundancies	(7,080)	(0.4)	(11,594)	(0.6)	(10,423)	(0.7)
Discontinued line of business adjustments	49,775	2.5	127,707	6.9	132,924	8.9
All other gross incurred loss and loss adjustment expense	1,172,876	59.0	1,083,247	58.2	922,838	62.1

Gross incurred loss and loss expense adjustment	$1,596,773	80.3%	$1,289,155	69.3%	$1,045,339	70.3%

Our gross reserve development relating to prior year losses was $29.3 million in 2005, $116.1 million in 2004 and $122.5 million in 2003.
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

The table below shows the composition of net incurred loss and loss adjustment expense.

	2005		2004		2003
	(As restated)				(As restated)
		Loss				Loss
	Amount	ratio	Amount	Loss ratio	Amount	ratio
2005 hurricanes	$73,185	5.3%	$—	—%	$—	—%
2004 hurricanes	(7,167)	(0.5)	23,335	2.3	—	—
Commutations	26,041	1.9	—	—	28,751	3.9
Discontinued line of business adjustments	8,929	0.7	27,326	2.7	—	—
Other reserve deficiencies (redundancies)	(2,409)	(0.2)	3,152	0.3	(5,637)	(0.8)
All other net incurred loss and loss adjustment expense	821,118	59.9	591,417	58.5	464,886	63.0

Net incurred loss and loss adjustment expense	$919,697	67.1%	$645,230	63.8%	$488,000	66.1%

The discontinued line of business and hurricane losses were substantially reinsured; therefore, the net losses are substantially less than the gross losses in each year. Our net adverse development relating to prior year losses was $25.4 million in 2005, $30.5 million in 2004 and $23.1 million in 2003, including $26.0 million in 2005 and $28.8 million in 2003 due to commutations, which primarily affected our discontinued line of business. The commutation losses primarily represent the discount for the time value of money on the reinsurance recoverables commuted. We reduced our net loss reserves on the 2004 hurricanes by $7.2 million in 2005 to reflect current estimates of our remaining liabilities. In 2004 and 2005, as a result of adverse development of certain assumed accident and health business in our discontinued line of business, we strengthened our reserves for this line to bring them above our actuarial point estimate. See our discussion of factors that caused the deficiencies in the section covering gross losses above. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
The following table provides comparative net loss ratios by line of business.

	2005		2004		2003
	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio
		(As		(As		(As
		restated)		restated)		restated)
Diversified financial products	$531,136	48.1%	$310,809	47.6%	$123,562	47.8%
Group life, accident and health	504,382	71.6	343,913	66.7	290,009	61.6
Aviation	136,197	67.3	127,248	63.2	97,536	61.5
London market account	93,017	106.0	111,341	65.9	137,572	52.8
Other specialty lines	97,721	72.6	69,089	63.5	12,443	62.1
Discontinued lines	7,535	551.3	48,292	145.2	77,150	142.6

Totals	$1,369,988	67.1%	$1,010,692	63.8%	$738,272	66.1%

Expense ratio		26.1		26.7		24.6

Combined ratio		93.2%		90.5%		90.7%

Comments on significant changes in net loss ratios by line of business follow:
•	Group life, accident and health — Rate pressure from competition as well as medical cost inflation have resulted in increasing loss ratios in this line of business, however our underwriting margins remain satisfactory.

•	Aviation — The 2005 hurricanes increased the net loss ratio 5.0% and the 2004 hurricanes increased the net loss ratio 6.5%. The 2005 net loss ratio also includes the positive impact from the release of redundant reserves related to the 2004 hurricanes. Excluding the impact of the hurricanes, 2005 had worse than expected underwriting experience due to some unusually large international losses.

•	London market account — The 2005 hurricanes increased the net loss ratio 63.2% and the 2004 hurricanes increased the net loss ratio 14.1%. The London market account line of business can have relatively high year-to-year volatility due to catastrophe exposure.

•	Other specialty lines —The 2005 hurricanes increased the net loss ratio 14.0% and the 2004 hurricanes increased the net loss ratio 6.5%.

•	Discontinued lines — The commutation losses in 2005 and 2003 affected the net loss ratios for those years. In addition, the 2005 and 2004 net loss ratios were impacted by loss reserve strengthening of $8.9 million and $27.3 million, respectively, on certain assumed accident and health reinsurance contracts.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $261.7 million in 2005 from $222.3 million in 2004 and $137.2 million in 2003. Policy acquisition costs as a percentage of net earned premium declined to 19.1% in 2005 from 22.0% in 2004 due to a change in the mix of business, reductions in commission rates on certain lines of business and our increased retentions, which increased our net earned premium at a higher rate than our non-commission acquisition costs. The expense ratio decreased in 2005 compared to 2004 for the same reasons. Policy acquisition costs as a percentage of net earned premium were 18.6% in 2003 and lower than 2004 due to changes in the mix of business.
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
Agency Segment
Revenue from our agency segment decreased to $188.9 million in 2005 from $226.8 million in 2004, primarily due to the consolidation of our largest underwriting agency into one of our life insurance companies effective January 1, 2005, less business produced in certain lines and the overall effect of ceding less reinsurance. As a result, segment net earnings also decreased in 2005 to $38.5 million from $53.6 million in 2004. While these actions resulted in less fee and commission income to our agency segment, they resulted in increased insurance company revenue and net earnings. Segment revenue increased 13% and net earnings increased 8% in 2004, primarily from increased new business and acquisitions. We expect the revenue and net earnings of this segment will decline slightly in 2006 due to continuing changes in the mix of business.

Liquidity and Capital Resources
Cash Flow
The restatement of previously issued financial statements discussed in Note 2 to our Consolidated Financial Statements had no impact on our reported net cash flows.
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
The components of our net operating cash flows are detailed in the following table.

	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Net earnings	$191,192	$162,699	$142,027
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(59,717)	237	(26,513)
Change in unearned premium, net	121,242	104,895	133,894
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	454,859	349,813	262,818
Gain on sale of subsidiaries	(8,717)	(6,317)	(52,681)
Change in trading portfolio	(66,809)	25,673	12,741
Other, net	(8,060)	31,703	55,812

Cash provided by operating activities	$623,990	$668,703	$528,098

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

	2005		2004		2003
Average investments, at cost	$2,822,686		$2,054,620		$1,403,690
Net investment income *	98,851		64,885		47,335
Average short-term yield *	2.7%		1.7%		1.8%
Average long-term yield *	4.0%		3.9%		4.2%
Average long-term tax equivalent yield *	4.9%		4.8%		5.0%
Weighted average combined tax equivalent yield *	4.1%		3.8%		3.8%
Weighted average maturity	7.6	years	6.6	years	4.5	years
Weighted average duration	4.9	years	4.6	years	3.7	years
Average S&P rating	AAA		AAA		AA+

*	Excluding realized and unrealized investment gains and losses.

This table summarizes the estimated market value of our investments by type at December 31, 2005.

	Amount	%
Short-term investments	$839,581	26%
U.S. government	89,724	3
States, municipalities and political subdivisions	418,873	13
Special revenue fixed income securities	723,101	22
Corporate fixed income securities	375,582	11
Asset-backed and mortgage-backed securities	355,372	11
Foreign securities	305,972	9
Other investments	149,223	5

Total investments	$3,257,428	100%

This table summarizes, by rating, the market value of our investments in fixed income securities at December 31, 2005.

	Amount	%
AAA	$1,593,663	70%
AA	273,714	12
A	390,074	17
BBB	10,526	1
BB and below	647	—

Total fixed income securities	$2,268,624	100%

This table indicates the expected maturity distribution of the estimated market value of our fixed income securities at December 31, 2005.

	Amount	%
One year or less	$146,924	6%
One year to five years	561,240	25
Five years to ten years	467,542	21
Ten years to fifteen years	301,264	13
More than fifteen years	436,282	19

Securities with fixed maturities	1,913,252	84
Asset-backed and mortgage-backed securities	355,372	16

Total fixed income securities	$2,268,624	100%

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

		Maturities / Estimated payment dates
	Total	2006	2007-2008	2009-2010	Thereafter
Cash and investment maturities of insurance companies	$2,969,277	$897,421	$469,980	$380,460	$1,221,416
Estimated loss and loss adjustment expense payments, net of reinsurance	1,533,433	537,968	552,721	259,741	183,003

Estimated available cash flow	$1,435,844	$359,453	$(82,741)	$120,719	$1,038,413

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

Contractual Obligations
The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2005.

		Estimated Payment Dates
	Total	2006	2007-2008	2009-2010	Thereafter
Gross loss and loss adjustment expense payable (1)
Diversified financial products	$953,131	$199,984	$388,204	$238,847	$126,096
Group life, accident and health	204,100	169,698	26,734	6,077	1,591
Aviation	193,242	95,036	65,946	21,309	10,951
London market account	578,253	239,558	284,154	48,084	6,457
Other specialty lines	195,918	93,245	75,064	22,276	5,333
Discontinued lines	689,076	146,469	222,988	122,863	196,756

Total loss and loss adjustment expense payable	2,813,720	943,990	1,063,090	459,456	347,184
Life and annuity policy benefits	73,415	1,859	3,577	3,397	64,582
1.30% Convertible Notes (2) (3)	125,812	125,812	—	—	—
2.00% Convertible Exchange Notes (2) (3)	174,120	174,120	—	—	—
Other notes payable (3)	13,899	1,003	11,753	508	635
$200.0 million Revolving Loan Facility	—	—	—	—	—
Operating leases	59,123	10,582	18,936	12,150	17,455
Earnout liabilities	32,318	32,318	—	—	—
Indemnifications	20,748	13,294	1,968	2,172	3,314

Total obligations	$3,313,155	$1,302,978	$1,099,324	$477,683	$433,170

In preparing the previous table, we made the following estimates and assumptions.
(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	The 1.30% Convertible Notes mature in 2023 and the 2.00% Convertible Exchange Notes mature in 2021, but are shown in the 2006 column since they may be surrendered for cash at the option of the holders in the first quarter of 2006 because our stock traded at specified price levels in 2005. Both convertible notes have various put and redemption dates as disclosed in Note 6 to the Consolidated Financial Statements.

(3)	Amounts include interest payable in respective periods.
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
In the second quarter of 2006, we filed a “Universal Shelf” registration statement with the Securities and Exchange Commission, which replaced our previously filed registration statements and provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. We sold 4.7 million and 4.5 million shares of our common stock at prices of $32.05 and $22.17 per share in 2005 and 2004, respectively, under this shelf registration. Net proceeds of $150.0 million in 2005 were used to make $108.0 million of capital contributions to our insurance company subsidiaries and to fund acquisitions. We used the net proceeds of $96.7 million in 2004 to make a $75.0 million capital contribution to an insurance company subsidiary and $17.0 million to pay down bank debt.
As a result of our delayed filing of our Form 10-Q’s for the quarters ended June 30, 2006 and September 30, 2006, we are ineligible to register our securities on Form S-3 or use our previously filed shelf registration statement until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital and borrow money utilizing public debt or complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner. In addition, the financial strength ratings of our insurance companies and our debt ratings, which A.M. Best placed under review with negative implications and Fitch Ratings and Standard & Poor’s affirmed with a stable outlook, if reduced, might significantly impede our ability to raise capital and borrow money.
On October 30, 2006, we received a registered letter from U.S. Bank, as trustee for the holders of our 2.00% Convertible Notes due 2021, 1.30% Convertible Notes due 2023 and 2.00% Convertible Exchange Notes due 2021, stating that U.S. Bank, as trustee, had not received our consolidated financial statements for the quarter ended June 30, 2006. If we do not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC and deliver the report to the trustee within sixty days from the date notice was received from the trustee, such failure to file and deliver will be considered an “Event of Default” under the indenture governing the notes. If an “Event of Default” were to occur under the indentures for any series of the notes, the trustee or holders of at least 25% of the aggregate principal of such series then outstanding could declare all the unpaid principal on such series of notes then outstanding to be immediately due and payable. Likewise, we have not timely delivered our Form 10-Q’s for the quarters ended June 30 and September 30, 2006 as required by the terms of our Revolving Loan Facility. The banks that are a party to the agreement waived certain “Defaults” or “Events of Default” until January 31, 2007. In addition, our restatement of our prior year financial statements might be considered an “Event of Default”, which has been waived until January 31, 2007 under our Revolving Loan Facility. Our failure to comply with the covenants in the indentures for our convertible notes and our Revolving Loan Facility in the future could have a material adverse effect on our stock price, business and financial condition if we would not have available funds at that time to repay any defaulted debt. A default and acceleration under the indentures for our convertible notes and loan agreement may also trigger cross-acceleration under our other debt instruments.
In December 2006, our existing Revolving Loan Facility was increased by $100.0 million to $300.0 million. Pursuant to the terms of the agreement, the Company can borrow up to $25 million in addition to what is currently borrowed for working capital purposes. However, the full unfunded amount of the facility would be available to pay any potential convertible note conversion or put.
As described in Note 2 to our Consolidated Financial Statements included in this Form 10-K/A, based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal inquiry.

Our debt to total capital ratio was 15.5% at December 31, 2005 and 19.0% at December 31, 2004.
We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity are sufficient to meet our operating needs for the foreseeable future.
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
Foreign Exchange Rate Fluctuations
We underwrite risks which are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Our gain (loss) from currency conversion was $(1.0) million in 2005 compared to $1.2 million in 2004 and $3.7 million in 2003. Included in the 2003 amount was a one-time gain of $1.3 million from the settlement of an advance of funds to an unaffiliated entity.
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

	Recorded	Actuarial	Low end of	High end of
	net reserves	point estimate	actuarial range	actuarial range
Total net reserves	$1,533,433	$1,509,149	$1,418,139	$1,647,937

Individual lines of business:
Diversified financial products	$551,350	$548,060	$477,296	$644,673
Group life, accident and health	162,076	165,545	151,301	181,882
Aviation	104,727	97,998	91,060	106,615
London market account	197,142	192,228	182,571	217,638
Other specialty lines	105,020	98,112	92,944	108,997
Discontinued lines	413,118	407,206	358,389	490,719

Total net reserves	$1,533,433

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

Claims
Characteristics
Speed of
				loss	Reserve	Major actuarial
Line of Business	Products	Underwriting	Duration	reporting	volatility	assumptions
Diversified financial products	Directors’ and officers’ liability	Primary	Medium	Moderate	Medium	Historical and industry loss reporting patterns

	Professional indemnity	Primary	Medium	Moderate	Low	Historical loss reporting patterns

	Surety	Primary	Medium	Fast	Low	Historical loss payment and reporting patterns

Group life, accident and health	Medical stop-loss	Primary	Short	Fast	Low	Medical cost and utilization trends Historical loss payment and reporting patterns Rate changes

Aviation	Aviation	Primary and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns Rate changes

London market account	Accident and health	Primary and assumed	Medium to Long	Slow	High	Historical loss payment and reporting patterns

	Energy *	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns Historical severity and frequency Historical large loss experience

	Property *	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns Historical severity and frequency Historical large loss experience

Other specialty	Surplus lines business	Assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns

Discontinued	Accident and health reinsurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns

*	Includes catastrophe losses

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

				% Net IBNR
				to net total
	Gross	Ceded	Net	reserves
		(As restated)	(As restated)
At December 31, 2005

Reported loss reserves:
Diversified financial products	$319,000	$126,665	$192,335
Group life, accident and health	129,601	6,366	123,235
Aviation	118,122	55,602	62,520
London market account	345,605	260,473	85,132
Other specialty lines	51,634	27,590	24,044

Subtotal reported reserves	963,962	476,696	487,266

Incurred but not reported reserves:
Diversified financial products	634,131	275,116	359,015	65%
Group life, accident and health	74,499	35,658	38,841	24
Aviation	75,120	32,913	42,207	40
London market account	232,648	120,638	112,010	57
Other specialty lines	144,284	63,308	80,976	77

Subtotal incurred but not reported reserves	1,160,682	527,633	633,049	57

Discontinued lines reported reserves	437,681	159,529	278,152
Discontinued lines incurred but not reported reserves	251,395	116,429	134,966	33

Total loss and loss adjustment expense payable	$2,813,720	$1,280,287	$1,533,433	50%

				% Net IBNR
				to net total
	Gross	Ceded	Net	reserves
At December 31, 2004

Reported loss reserves:
Diversified financial products	$149,448	$64,852	$84,596
Group life, accident and health	128,973	31,235	97,738
Aviation	108,277	48,301	59,976
London market account	182,585	106,249	76,336
Other specialty lines	26,717	14,349	12,368

Subtotal reported reserves	596,000	264,986	331,014

Incurred but not reported reserves:
Diversified financial products	462,795	257,853	204,942	71%
Group life, accident and health	90,396	30,131	60,265	38
Aviation	55,169	24,117	31,052	34
London market account	98,530	31,090	67,440	47
Other specialty lines	62,206	28,930	33,276	73

Subtotal incurred but not reported reserves	769,096	372,121	396,975	55

Discontinued lines reported reserves	453,394	241,481	211,913
Discontinued lines incurred but not reported reserves	270,709	151,328	119,381	36

Total loss and loss adjustment expense payable	$2,089,199	$1,029,916	$1,059,283	49%

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
The reserve was $12.1 million at December 31, 2005, compared to $20.4 million at December 31, 2004. We increased the reserve in 2005 by $5.8 million to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may not be collectible. Amounts charged against the reserve in 2005 were $5.0 million and in 2004 were immaterial. We also reclassified $9.0 million to our liability for indemnifications during the year. We recently assessed the collectibility of our year-end recoverables related to our hurricane losses and believe amounts are collectible or adequately reserved based on currently available information.
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
Recent Accounting Pronouncements
Share-Based Payment
The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, which requires companies to recognize the fair value of stock-based compensation with adoption required as of January 1, 2006. SFAS 123(R) allows either a prospective or retrospective adoption method. We will adopt SFAS 123(R) in 2006 using the modified prospective method, whereby results for prior periods will not be restated for the adoption of SFAS 123(R). Compensation expense recognized going forward will be based on our unvested stock options granted before January 1, 2006 and all options granted after that date. We will use the Black-Scholes option pricing model to determine the fair value of an option on its grant date and will expense that value over the option’s vesting period. At December 31, 2005, there was approximately $43.7 million of total unrecognized compensation expense related to unvested options that is expected to be recognized through 2010, of which we expect to recognize approximately $13.6 million in 2006.
Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the pro forma net income and earnings per share amounts calculated under SFAS 123, as disclosed in Note 1 to the Consolidated Financial Statements. The ultimate impact of adoption of SFAS 123(R) in future periods will depend on the following: 1) the amount and timing of options granted, exercised and forfeited, 2) the assumptions used to model fair value and 3) certain tax reporting requirements. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R)

requires that, in future periods, we report the benefit of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow. We cannot estimate what the tax benefits or cash flow amounts will be in the future because they depend on a variety of factors, including when employees exercise stock options. However, we recognized operating cash flows of $6.2 million, $3.0 million and $1.8 million in 2005, 2004 and 2003, respectively, for tax deductions associated with options exercised.
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
Uncertainty in Income Taxes
The FASB has issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. Effective January 1, 2007, FIN 48 clarifies the accounting for uncertain income tax positions. We are currently reviewing the requirements of FIN 48 to determine the effect it will have on our consolidated financial statements.
Fair Value Measurements
The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective January 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our consolidated financial statements.
Prior Year Misstatements
The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 establishes a standard approach for quantifying the materiality of errors to current and prior period financial statements. SAB 108’s guidelines must be applied in the fourth quarter of 2006, and adjustments, if any, will be recorded either by restating prior year financial statements or recording a cumulative effect adjustment as of January 1, 2006. We believe the requirements of SAB 108 will have no effect on our consolidated financial statements.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
None.
ITEM 9A. CONTROLS AND PROCEDURES
a. Disclosure Controls and Procedures
Background of Restatement
As disclosed in Explanatory Note — Restatement of Consolidated Financial Statements on page 4 of this Form 10-K/A and in Note 2 to the Consolidated Financial Statements, in August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. On November 17, 2006, we announced that the Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date.

The Special Committee concluded that mis-priced option grants, the effect of which, together with certain other adjustments, resulted in a cumulative net decrease in shareholders’ equity at December 31, 2005 of $3.3 million, affected all levels of employees. The Special Committee found that Stephen L. Way, Chief Executive Officer, retroactively priced options, that he should have known he was granting options in a manner that conflicted with our stock option plans and public statements, and that this constituted a failure to align the stock option granting process with our stock option plans and public statements. Although finding his actions were inconsistent with the duties and obligations of a chief executive officer of a publicly-traded company, the Special Committee also found that Mr. Way’s motivation appeared to be the attraction and retention of talent and to provide employees with the best option price. The Special Committee also concluded that Christopher L. Martin, Executive Vice President and General Counsel, was aware that options were being retroactively priced in a manner inconsistent with applicable plan terms and the procedures memoranda that he had prepared, that granting in-the-money options had accounting implications, and that he did not properly document our Compensation Committee’s informal delegation of authority to Mr. Way. The Special Committee also found that there was no evidence that Mr. Way or Mr. Martin intended to falsify the consolidated financial statements.
Before the Board of Directors reviewed the results of the investigation, the Chairman of our Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006.
We determined that, in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these mis-priced options for the excess of the market price of our stock on the actual accounting measurement date over the exercise price of the option. As a result, we concluded that we needed to amend this Annual Report on Form 10-K for the year ended December 31, 2005 to restate our consolidated financial statements and the related disclosures for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and to record an adjustment to the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. In addition, as discussed below, we concluded that we had a material weakness in our internal control over financial reporting as of December 31, 2005 and through the third quarter of 2006.
As part of the restatement process, we recorded other adjustments in the period 2000 through 2005 that were not recorded in the originally filed financial statements due to their immateriality. We evaluated the control deficiencies that resulted in these adjustments and concluded that these immaterial errors were the result of control deficiencies that did not constitute a material weakness, individually or in the aggregate, in our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in rules set forth by the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.
At the time that our Annual Report on Form 10-K for the year ended December 31, 2005 was filed on March 16, 2006, our former CEO and our CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005. Subsequent to that evaluation, our management, including our current CEO and our CFO, concluded that our disclosure controls and procedures were not effective as of December 31, 2005 because of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting (Restated). Notwithstanding this material weakness, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K/A are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Management’s Report on Internal Control Over Financial Reporting (Restated)
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.
Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
Management, including our current CEO and our CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our current management identified the following material weakness in our internal control over financial reporting as of December 31, 2005 and through the third quarter of 2006:
We did not maintain an effective control environment based on the criteria established in the COSO framework. We did not maintain adequate controls to prevent or detect management override by certain former members of senior management related to our stock option granting practices and procedures. This lack of an effective control environment permitted certain former members of senior management to override controls and retroactively price stock option grants, resulting in ineffective controls over our stock option granting practices and procedures. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, valuation and presentation of activity related to our stock option granting practices and procedures. This control deficiency resulted in misstatement of our stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and the adjustment of the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. This control deficiency could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness.
In conducting our assessment, we excluded from our assessment the five companies that we acquired in purchase business combinations in 2005. These companies are wholly owned subsidiaries whose combined total assets and total revenue represented 3% and 1%, respectively, of the related consolidated financial statements as of and for the year ended December 31, 2005.
In Management’s Report on Internal Control Over Financial Reporting included in our original Annual Report on Form 10-K for the year ended December 31, 2005, our former CEO and our CFO concluded that we maintained effective internal control over financial reporting as of December 31, 2005. Our current CEO and our CFO have subsequently concluded that the material weakness described above existed as of December 31, 2005 and through the third quarter of 2006. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2005, based on the criteria in Internal Control-Integrated Framework. Accordingly, management has restated our report on internal control over financial reporting as of December 31, 2005 and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the last quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation Plans
We are committed to remediating the material weakness identified above by implementing changes to our internal control over financial reporting to enhance our control environment. During 2006, we implemented or are in the process of implementing new policies and controls related to our stock option granting practices and procedures, as follows:
•	Before the Board of Directors reviewed the results of the investigation, the Chairman of our Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, our Board of Directors determined that it would be appropriate to accept the resignations of our former CEO and General Counsel, which both tendered on November 17, 2006. Our Board of Directors has appointed a new Chairman of our Compensation Committee and a new CEO who, together with other members of our senior management, are committed to achieving transparency through effective corporate governance, a strong control environment, application of business standards reflected in our Code of Business Conduct and Ethics, and completeness and integrity of our financial reporting and disclosure.

•	We have changed our option granting approval policies and procedures to require Compensation Committee approval of all new option grants on the day of each Compensation Committee meeting preceding the regularly scheduled quarterly Board of Directors meeting. All grants will be appropriately approved and documented in minutes of the meeting, taken contemporaneously with the meeting. All grants will be priced at the market closing price on the day of each such Compensation Committee meeting. We have established processes and procedures to increase the level of communication between the Compensation Committee, senior management and our financial reporting and accounting personnel regarding stock option grants.
We are actively engaged in the implementation of other remediation efforts to address the material weakness identified in our internal control over financial reporting. Although we have not fully remediated the material weakness as of the date of this Form 10-K/A filing, we believe we have made substantial progress.
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
Stephen L. Way has resigned as Chief Executive Officer effective November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors. On November 17, 2006, HCC entered into a consulting agreement with Mr. Way to provide assistance to the Company’s new CEO Frank J. Bramanti and guidance to HCC with respect to strategic planning (the Consulting Agreement). Under the terms of the Consulting Agreement, Mr. Way agreed to terminate his employment agreement with the loss of any further compensation including any 2006 bonus and, regarding options that Mr. Way had already exercised at any time, Mr. Way agreed to reimburse HCC for all gains or profit he received or obtained resulting from any difference between the exercise price at which Mr. Way exercised any option and the exercise price on the accurate grant date as determined by HCC with the concurrence of its independent auditors. In addition, with respect to unexercised vested options, Mr. Way also agreed that each new strike price would be based on the new measurement date as determined by HCC. Unvested options have been terminated.

Christopher L. Martin has resigned as Executive Vice President and General Counsel effective November 17, 2006. On November 28, 2006, HCC entered into a Separation Agreement and Release with Mr. Martin effective as of November 17, 2006, pursuant to which Mr. Martin’s employment agreement with HCC dated April 1, 2006, was terminated and, regarding options that Mr. Martin had already exercised at any time, Mr. Martin agreed to reimburse HCC for all gains or profit he received or obtained resulting from any difference between the exercise price at which Mr. Martin exercised any option and the exercise price on the accurate grant date as determined by HCC with the concurrence of its independent auditors. In addition, with respect to unexercised vested options, Mr. Martin also agreed that each new strike price will be based on the new measurement date as determined by HCC. Unvested options have been terminated.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statement Schedules
The restated financial statements and financial statement schedules listed in the accompanying Index to Consolidated Financial Statements and Schedules are filed as part of this Report.
(b) Exhibits
The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)
Dated: December 26, 2006	By:	/s/ FRANK J. BRAMANTI
(Frank J. Bramanti)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ FRANK J. BRAMANTI (Frank J. Bramanti)	Director, Chief Executive Officer and Principal Executive Officer	December 26, 2006
/s/ PATRICK B. COLLINS* (Patrick B. Collins)	Director	December 26, 2006
/s/ JAMES R. CRANE* (James R. Crane)	Director	December 26, 2006
/s/ J. ROBERT DICKERSON* (J. Robert Dickerson)	Director	December 26, 2006
/s/ WALTER M. DUER* (Walter M. Duer)	Director	December 26, 2006
/s/ EDWARD H. ELLIS, JR. (Edward H. Ellis, Jr.)	Director, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	December 26, 2006
/s/ JAMES C. FLAGG, PH.D.* (James C. Flagg, Ph.D.)	Director	December 26, 2006
/s/ ALLAN W. FULKERSON* (Allan W. Fulkerson)	Director	December 26, 2006
/s/ JOHN N. MOLBECK, JR.* (John N. Molbeck, Jr.)	Director, President and Chief Operating Officer	December 26, 2006
/s/ MICHAEL A. F. ROBERTS* (Michael A. F. Roberts)	Director	December 26, 2006
(Stephen L. Way)	Chairman of the Board, Director

By:	*/s/ EDWARD H. ELLIS, JR.
Edward H. Ellis, Jr., Attorney-in-fact

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:
We have completed integrated audits of HCC Insurance Holdings, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions on HCC Insurance Holdings Inc.’s 2005, 2004, and 2003 consolidated financial statements and on its internal control over financial reporting as of December 31, 2005, based on our audits, are presented below.
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
As discussed in Note 2 to the consolidated financial statements, the Company has restated its 2005, 2004, and 2003 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting (restated) appearing under Item 9A, that HCC Insurance Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of not maintaining an effective control environment, resulting in ineffective controls over stock option granting practices and procedures, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2005, management has concluded the Company did not maintain an effective control environment based on the criteria established in the COSO framework. The Company did not maintain adequate controls to prevent or detect management override by certain former members of senior management related to the Company’s stock option granting practices and procedures. This lack of an effective control environment permitted certain former members of senior management to override controls and retroactively price stock option grants, resulting in ineffective controls over the Company’s stock option granting practices and procedures. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, valuation and presentation of activity related to the Company’s stock option granting practices and procedures. This control deficiency resulted in misstatement of the Company’s stock-based compensation expense, additional paid-in capital and related income tax accounts and related disclosures, and in the restatement of the Company’s consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and the adjustment of the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. This control deficiency could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the Company’s annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined this control deficiency constitutes a material weakness. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005. However, management has subsequently determined that the material weakness described above existed as of December 31, 2005. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that HCC Insurance Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, HCC Insurance Holdings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
PricewaterhouseCoopers LLP
Houston, Texas
March 15, 2006, except for the restatement discussed in Note 2 to the consolidated financial statements and the matter discussed in the penultimate paragraph of Management’s Report on Internal Control over Financial Reporting, as to which the date is December 22, 2006.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31,
	2005	2004
	(As restated)	(As restated)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost: 2005 - $2,277,139; 2004 - $1,682,421)	$2,268,624	$1,703,171
Short-term investments, at cost, which approximates fair value	839,581	729,985
Other investments, at fair value (cost: 2005 - $144,897; 2004 - $34,137)	149,223	35,335

Total investments	3,257,428	2,468,491
Cash	73,935	69,933
Restricted cash and cash investments	170,978	188,510
Premium, claims and other receivables	884,654	891,360
Reinsurance recoverables	1,361,983	1,104,026
Ceded unearned premium	239,416	311,973
Ceded life and annuity benefits	73,415	74,627
Deferred policy acquisition costs	156,253	139,199
Goodwill	532,947	444,031
Other assets	277,791	208,418

Total assets	$7,028,800	$5,900,568

LIABILITIES

Loss and loss adjustment expense payable	$2,813,720	$2,089,199
Life and annuity policy benefits	73,415	74,627
Reinsurance balances payable	176,954	217,938
Unearned premium	807,109	741,706
Deferred ceding commissions	67,886	93,480
Premium and claims payable	753,859	766,765
Notes payable	309,543	311,277
Accounts payable and accrued liabilities	335,879	280,078

Total liabilities	5,338,365	4,575,070

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2005 - 110,803; 2004 - 102,057)	110,803	68,038
Additional paid-in capital	762,170	582,566
Retained earnings	798,388	637,259
Accumulated other comprehensive income	19,074	37,635

Total shareholders’ equity	1,690,435	1,325,498

Total liabilities and shareholders’ equity	$7,028,800	$5,900,568

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings
(in thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)
REVENUE
Net earned premium	$1,369,988	$1,010,692	$738,272
Fee and commission income	132,628	183,802	142,615
Net investment income	98,851	64,885	47,335
Net realized investment gain	1,448	5,822	527
Other operating income	39,773	19,406	13,215

Total revenue	1,642,688	1,284,607	941,964

EXPENSE
Loss and loss adjustment expense, net	919,697	645,230	488,000
Policy acquisition costs, net	261,708	222,323	137,212
Other operating expense	180,990	168,045	144,574
Interest expense	7,684	8,374	7,453

Total expense	1,370,079	1,043,972	777,239

Earnings from continuing operations before income tax expense	272,609	240,635	164,725
Income tax expense on continuing operations	84,177	81,940	59,382

Earnings from continuing operations	188,432	158,695	105,343
Earnings from discontinued operations, net of income taxes of $1,686 in 2005, $2,313 in 2004 and $26,289 in 2003	2,760	4,004	36,684

Net earnings	$191,192	$162,699	$142,027

Basic earnings per share data:
Earnings from continuing operations	$1.78	$1.63	$1.11
Earnings from discontinued operations	0.03	0.04	0.39

Net earnings	$1.81	$1.67	$1.50

Weighted average shares outstanding	105,463	97,257	94,919

Diluted earnings per share data:
Earnings from continuing operations	$1.72	$1.61	$1.09
Earnings from discontinued operations	0.03	0.04	0.38

Net earnings	$1.75	$1.65	$1.47

Weighted average shares outstanding	109,437	98,826	96,576

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(in thousands)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Net earnings	$191,192	$162,699	$142,027

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during the year, net of income tax charge (benefit) of $(2,946) in 2005, $6,091 in 2004 and $(1,048) in 2003	(4,257)	10,955	(1,962)

Less reclassification adjustment for gains included in net earnings, net of income tax charge of $2,479 in 2005, $2,433 in 2004 and $184 in 2003	(4,605)	(4,518)	(343)

Foreign currency translation adjustment	(9,699)	6,287	6,451

Other comprehensive income (loss)	(18,561)	12,724	4,146

Comprehensive income	$172,631	$175,423	$146,173

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
Years ended December 31, 2005, 2004 and 2003
(As restated)
(in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2002 — As previously reported	$62,358	$416,406	$383,378	$20,765	$882,907
Cumulative effect of restatement (Note 2)	—	13,861	(12,097)	—	1,764

Balance at December 31, 2002, as restated	62,358	430,267	371,281	20,765	884,671
Net earnings	—	—	142,027	—	142,027
Other comprehensive income	—	—	—	4,146	4,146
Issuance of 1,860 shares for exercise of options, including tax benefit of $1,811	1,240	20,850	—	—	22,090
Issuance of 78 shares of contractually issuable stock	52	(52)	—	—	—
Issuance of 472 shares for purchased company	314	7,958	—	—	8,272
Stock-based compensation	—	2,979	—	—	2,979
Cash dividends declared, $0.187 per share	—	—	(17,780)	—	(17,780)

Balance at December 31, 2003	63,964	462,002	495,528	24,911	1,046,405
Net earnings	—	—	162,699	—	162,699
Other comprehensive income	—	—	—	12,724	12,724
Issuance of 4,500 shares in public offering, net of costs	3,000	93,668	—	—	96,668
Issuance of 1,485 shares for exercise of options, including tax benefit of $2,969	990	22,087	—	—	23,077
Issuance of 126 shares for purchased company and strategic investment	84	2,576	—	—	2,660
Stock-based compensation	—	2,233	—	—	2,233
Cash dividends declared, $0.213 per share	—	—	(20,968)	—	(20,968)

Balance at December 31, 2004	68,038	582,566	637,259	37,635	1,325,498
Net earnings	—	—	191,192	—	191,192
Other comprehensive loss	—	—	—	(18,561)	(18,561)
Issuance of 4,688 shares in public offering, net of costs	4,688	145,276	—	—	149,964
Issuance of 2,439 shares for exercise of options, including tax benefit of $6,168	1,785	40,522	—	—	42,307
Issuance of 1,624 shares for purchased companies and convertible debt	1,227	26,226	—	—	27,453
Stock-based compensation	—	2,645	—	—	2,645
Three-for-two stock split	35,065	(35,065)	—	—	—
Cash dividends declared, $0.282 per share	—	—	(30,063)	—	(30,063)

Balance at December 31, 2005	$110,803	$762,170	$798,388	$19,074	$1,690,435

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(in thousands)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Cash flows from operating activities:
Net earnings	$191,192	$162,699	$142,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(6,094)	70,411	(121,834)
Change in reinsurance recoverables	(250,829)	(198,536)	(103,580)
Change in ceded unearned premium	82,433	(17,422)	(127,367)
Change in loss and loss adjustment expense payable	705,688	548,349	366,398
Change in reinsurance balances payable	(49,772)	(72,009)	120,064
Change in unearned premium	38,809	122,317	261,261
Change in premium and claims payable, net of restricted cash	(3,851)	1,835	(24,743)
Gain on sale of subsidiaries	(8,717)	(6,317)	(52,681)
Change in trading portfolio	(66,809)	25,673	12,741
Depreciation and amortization expense	14,647	16,139	12,828
Stock-based compensation expense	2,645	2,233	2,979
Other, net	(25,352)	13,331	40,005

Cash provided by operating activities	623,990	668,703	528,098

Cash flows from investing activities:
Sales of fixed income securities	237,480	253,398	167,357
Maturity or call of fixed income securities	186,075	154,357	142,652
Cost of securities acquired	(1,054,529)	(935,053)	(694,211)
Change in short-term investments	(72,703)	(160,229)	(202,904)
Payments for purchase of subsidiaries, net of cash received	(94,056)	(93,543)	(16,680)
Sale of subsidiaries and other operating investments	21,116	—	82,618
Other, net	3,637	268	(17,655)

Cash used by investing activities	(772,980)	(780,802)	(538,823)

Cash flows from financing activities:
Issuance of notes payable, net of costs	46,528	29,000	174,845
Payments on notes payable	(48,181)	(40,176)	(108,813)
Sale of common stock, net of costs	186,103	116,776	20,279
Dividends paid and other, net	(31,458)	(19,984)	(19,476)

Cash provided by financing activities	152,992	85,616	66,835

Net increase (decrease) in cash	4,002	(26,483)	56,110

Cash at beginning of year	69,933	96,416	40,306

Cash at end of year	$73,935	$69,933	$96,416

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
We have reclassified certain amounts in our 2004 and 2003 consolidated financial statements to conform to the 2005 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances in the consolidated balance sheet and reclassification of the corresponding lines in the consolidated statements of cash flows. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.
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
Foreign Currency
The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. The gain (loss) from currency conversion was $(1.0) million, $1.2 million and $3.7 million in 2005, 2004 and 2003, respectively. The 2003 amount included a one-time gain of $1.3 million from settlement of an advance of funds to an unaffiliated entity.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
Stock-Based Compensation
As allowed under SFAS No. 123, Accounting for Stock-Based Compensation, we account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Under APB No. 25, compensation cost is measured as of the date the number of shares and exercise price become fixed. The terms of an award are generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense is measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards is recognized ratably over the vesting period using the straight-line single option method.
If the number of shares or exercise price is not fixed upon the date of grant, the award is accounted for as a variable award until the number of shares or the exercise price become fixed, or until the award is exercised, canceled, or expires unexercised. For variable awards, intrinsic value is remeasured each period and is equal to the fair market value of our stock as of the end of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuates based on change in our closing price from the end of the previous reporting period to the end of the current reporting period. In cases when our closing stock price does not exceed the recipient’s exercise price, no compensation expense results. Compensation expense for variable awards, if any, is recognized in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25.
We account for modifications to stock options under APB No. 25, as subsequently interpreted by FIN No. 44 Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25. Modifications include, but are not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense for modified awards is recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurs while not providing substantive services, after the date of modification. The intrinsic value of the award is the difference between the fair market value of our common stock on the date of modification and the recipient’s exercise price.
Stock options issued to non-employees are accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock options issued to non-employees is valued using the Black-Scholes model and is amortized over the vesting period in accordance with FIN No. 28.

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

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Reported net earnings	$191,192	$162,699	$142,027
Stock-based compensation included in reported net earnings, net of income taxes	2,114	1,920	2,359
Stock-based compensation using fair value method, net of income taxes	(8,258)	(6,140)	(9,031)

Pro forma net earnings	$185,048	$158,479	$135,355

Reported basic earnings per share	$1.81	$1.67	$1.50
Fair value stock-based compensation	(0.06)	(0.04)	(0.07)

Pro forma basic earnings per share	$1.75	$1.63	$1.43

Reported diluted earnings per share	$1.75	$1.65	$1.47
Fair value stock-based compensation	(0.06)	(0.05)	(0.07)

Pro forma diluted earnings per share	$1.69	$1.60	$1.40

For purposes of the above presentation, we estimate the fair value of each option grant on the grant date using the Black-Scholes single option pricing model. The table below shows the average fair value of options granted and the related assumptions used in the model.

	2005	2004	2003
Average fair value of options (As restated):
Granted at market value	$7.17	$6.34	$4.38
Granted below market value	8.96	6.11	4.90
Risk free interest rate	4.0%	3.4%	2.8%
Expected volatility factor	32%	32%	32%
Dividend yield	1.11%	1.02%	1.07%
Expected option life	4.8 years	4.5 years	4.4 years
The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), Share-Based Payment, which requires companies to recognize the fair value of stock-based compensation cost, with adoption required as of January 1, 2006. SFAS 123(R) allows either a prospective or retrospective adoption method. We will adopt SFAS 123(R) in 2006 using the modified prospective method, whereby results for prior periods will not be restated. Compensation expense recognized going forward will be based on our unvested stock options granted before January 1, 2006 and all options granted after that date. We will use the Black-Scholes option pricing model to determine the fair value of an option on its grant date and will expense that value over the option’s vesting period. At December 31, 2005, there was approximately $43.7 million of total unrecognized compensation expense related to unvested options that is expected to be recognized through 2010, of which we expect to recognize approximately $13.6 million in 2006.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
Had we adopted SFAS 123(R) in prior periods, the impact would have approximated the pro forma net income and earnings per share amounts calculated under SFAS 123, as disclosed above. The ultimate impact of adoption of SFAS 123(R) in future periods will depend on the following: 1) the amount and timing of options granted, exercised and forfeited, 2) the assumptions used to model fair value and 3) certain tax reporting requirements. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that, in future periods, we report the benefit of tax deductions in excess of recognized compensation expense as a financing cash flow, rather than as an operating cash flow. We cannot estimate what the tax benefits or cash flow amounts will be in the future because they depend on a variety of factors, including when employees exercise stock options. However, we recognized operating cash flows of $6.2 million, $3.0 million and $1.8 million in 2005, 2004 and 2003, respectively, for tax deductions associated with options exercised.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The following table shows the reported amounts, as well as the effect of the hurricanes and commutations on those amounts.

				Effect of hurricanes and commutations
	2005	2004	2003	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Gross incurred loss and loss adjustment expense	$1,596,773	$1,289,155	$1,045,339	$394,625	$89,795	$—
Net incurred loss and loss adjustment expense	919,697	645,230	488,000	99,226	23,335	28,751
Ceded earned premium	617,402	849,610	748,799	16,533	9,806	—
Net earnings (loss)	191,192	162,699	142,027	(75,171)	(21,464)	(18,688)
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(2)	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS, SPECIAL COMMITTEE AND COMPANY FINDINGS

In light of published reports concerning the pricing of stock options and the timing of stock option grants at numerous other companies, in the second quarter of 2006 we undertook a voluntary internal review of our past practices related to grants of stock options. The voluntary review by our management concluded that the actual accounting measurement dates for certain past stock option grants differed from the originally stated grant dates, which were also utilized as the measurement dates for such awards. In August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. The Special Committee was composed of the members of the Audit Committee of the Board of Directors. The Special Committee retained the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP as its independent legal counsel and LECG as forensic accountants to aid in the investigation.

On November 17, 2006, we announced that the Special Committee had made certain determinations as a result of its review of our past stock option granting practices. The Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date; thus recipients of the options could exercise at a strike price lower than the actual measurement date price. To determine the actual measurement dates, the Special Committee utilized the following sources of information:

•	The dates on documentation such as e-mails, regulatory form filings, acquisition agreements and other correspondence;

•	The date that the relevant stock option grant was entered into Equity Edge, our stock option tracking and accounting system;

•	Requirements of Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations; and

•	Guidance from the Office of Chief Accountant of the Securities and Exchange Commission (SEC) contained in a letter dated September 19, 2006.

The Special Committee concluded that mis-priced option grants, the effect of which, together with certain other adjustments, resulted in a cumulative net decrease in shareholders’ equity at December 31, 2005 of $3.3 million, affected all levels of employees. The Special Committee found that Stephen L. Way, Chief Executive Officer, retroactively priced options, that he should have known he was granting options in a manner that conflicted with our stock option plans and public statements, and that this constituted a failure to align the stock option granting process with our stock option plans and public statements. Although finding his actions were inconsistent with the duties and obligations of a chief executive officer of a publicly-traded company, the Special Committee also found that Mr. Way’s motivation appeared to be the attraction and retention of talent and to provide employees with the best

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
option price. The Special Committee also concluded that Christopher L. Martin, Executive Vice President and General Counsel, was aware that options were being retroactively priced in a manner inconsistent with applicable plan terms and the procedures memoranda that he had prepared, that granting in-the-money options had accounting implications, and that he did not properly document our Compensation Committee’s informal delegation of authority to Mr. Way. The Special Committee also found that there was no evidence that Mr. Way or Mr. Martin intended to falsify the consolidated financial statements.

Before the Board of Directors reviewed the results of the investigation, the Chairman of our Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.

As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend this Annual Report on Form 10-K for the year ended December 31, 2005 as filed on March 16, 2006 (the Original Filing), to restate our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and the related disclosures. However, the impact of the restatement in any of the periods is not material. We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied.

•	Other adjustments that were not recorded in the originally filed financial statements due to their immateriality. These minor adjustments primarily relate to fee and commission income, loss and loss adjustment expense, policy acquisition costs and other operating expense. In addition, balance sheet reclassifications have been recorded to appropriately present certain reinsurance recoverables and payables.

•	Related tax benefits associated with the recognition of non-cash compensation expense and other adjustments as well as additional taxes that may be due and payable.
Based on the determinations of the Special Committee and our voluntary internal review, we identified a number of occasions during the period 1997 through 2005 and into 2006 on which we used an incorrect measurement date for financial accounting and reporting purposes for options granted. In accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these options for the excess of the market price of our stock on the actual measurement date over the exercise price of the option. For periods commencing January 1, 2006, compensation expense is being recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R) (revised), Share-Based Payment. However, we determined an incremental amount related to the mis-priced options must be recorded.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The types of errors identified were as follows:
•	We determined that many block grants to employees during the period 1997 through 2005 were subject to a retroactive look-back period. In all such cases, the price of our stock at the end of the look-back period, which was generally 30 days or less, was higher than the price of our stock on the stated grant date.

•	In addition to being subject to the retroactive pricing discussed above, we determined that the strike price of block grants in 1999, 2002 and 2005 was determined prior to the final determination of the identity of the employee and/or the number of options to be granted. Further, proper approval, in most cases, had not been given until after the grant date. In all such cases, the price of our stock at the time when all required determinations were final and proper approval had been obtained was higher than the price of our stock on the stated grant date. The time lag between the stated grant date and the finalization of the awards was typically 30-45 days, except in the case of the 2002 grant which was finalized several months subsequent to the stated grant date.

•	For the period from 1997 to 2005 and into 2006, we determined that there was a regular practice of granting options to newly hired employees and existing employees being promoted after the end of a 30-45 day period following the hire or promotion date. This practice included the use of the 30-45 day period as a look-back period during which the date with the lowest price during that period was selected as the stated grant date.

•	In several instances, grants to senior executives were determined at a date subsequent to the stated grant date. In most cases, this resulted from extended negotiations of employment agreements and, in some cases, administrative delays. In virtually all cases, the price of our stock at the time the grants were made and properly approved was higher than the price of our stock on the stated grant date.

•	In a few cases, options were granted and then repriced downward. As a result, variable accounting should have been applied to these options.

•	We lacked timely or adequate documentation to support the stated grant date in the case of certain of the above errors.
The gross compensation expense recorded to correct the above errors was a non-cash charge and had no impact on our reported net revenue, cash, cash flow or shareholders’ equity.
In connection with the investigation, we determined that a number of executive officers received in-the-money options. If such options are ultimately determined to be in-the-money grants for tax purposes, pursuant to Section 162(m) of the Internal Revenue Code and, if in the year of exercise the officers’ compensation, including proceeds from options exercised, exceeded $1.0 million, we would not be entitled to a tax deduction for any amount in excess of such $1.0 million for officers covered by Section 162(m). We estimate the tax effect of the deduction was $4.6 million, substantially all of which was recorded as a reduction to shareholders’ equity.
There were immaterial adjustments that were not made in the originally filed consolidated financial statements. We have taken the opportunity presented by this restatement to record these adjustments, which amounted to a net $2.4 million increase in earnings from continuing operations before income tax expense, for the years 2001 through 2005.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The cumulative effect of the restatement for the period 1997 through 2005 was as follows (in thousands):

Increase (decrease) in net earnings and retained earnings:
Non-cash compensation expense related to stock option grants (including $994 recorded as accrued expenses)	$(26,608)
Net adjustments for immaterial items previously unrecorded	1,316

Reduction in earnings from continuing operations before income tax expense	(25,292)
Related income tax benefit	6,667

Reduction in net earnings from continuing operations and net earnings		$(18,625)
Increase (decrease) to additional paid-in capital:
Increase related to non-cash compensation expense	$25,614
Reduction related to tax effects previously credited to additional paid-in capital	(11,012)

Net increase in additional paid-in capital		14,602
Increase in other comprehensive income for immaterial items previously unrecorded		762

Net decrease in shareholders’ equity at December 31, 2005		$(3,261)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
In order to further enhance investor understanding of the effects of the matters described above and to provide context for the composition of the cumulative adjustment to shareholders’ equity at December 31, 2002, we have provided the information below which shows the years to which the stock option compensation adjustments relate. Our consolidated financial statements and the related SEC reports for such periods have not been amended, except for the consolidated financial statements included in this Form 10-K/A. In addition to the stock option compensation adjustments, we also included the effect of other immaterial adjustments which were previously unrecorded and the related tax effects of all adjustments. The increase (decrease) in net earnings for each type of adjustment was as follows (in thousands):

		Non-cash
		stock option
	Net earnings as	compensation				Net earnings
	previously reported	expense	Other	Tax effect	Total adjustments	as restated
Years ended December 31, 1997		$(3,789)	$—	$1,326	$(2,463)
1998		(3,664)	—	1,273	(2,391)
1999		(1,474)	—	(148)	(1,622)
2000		(4,586)	(1,124)	1,830	(3,880)
2001		(2,201)	1,881	88	(232)
2002		(2,043)	(27)	561	(1,509)

Cumulative effect at December 31, 2002		(17,757)	730	4,930	(12,097)
2003	143,561	(3,279)	1,270	475	(1,534)	142,027
2004	163,025	(2,571)	2,453	(208)	(326)	162,699
2005	195,860	(3,001)	(3,137)	1,470	(4,668)	191,192

Cumulative effect at December 31, 2005		$(26,608)	$1,316	$6,667	$(18,625)

The restatement adjustments reduced previously reported diluted net earnings per share by $0.04, $0.00, $0.02, $0.01 and $0.00 for 2005, 2004, 2003, 2002 and 2001, respectively.
We are also amending certain other stock option disclosures in the accompanying notes to the consolidated financial statements.
Enacted October 22, 2004, Section 409A of the Internal Revenue Code significantly changed the rules for nonqualified deferred compensation plans. Section 409A imposes certain restrictions and taxes on stock awards that constitute deferred compensation. Section 409A relates specifically to the personal tax liabilities of our employees that have received discounted options. We are currently reviewing the implications of Section 409A on grants awarded with intrinsic value that vested after December 31, 2004 and modifications made to existing grants after October 3, 2004 along with potential remedial actions.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
For explanatory purposes and to assist in analysis of our consolidated financial statements, we have summarized the effect of each type of adjustment by period as follows (in thousands).

					Cumulative
		Years Ended December 31,			January 1, 1997
					through
				1997 through	December 31,
	2005	2004	2003	2002	2005
Non-cash compensation expense, related to stock option grants (including $994 recorded as accrued expenses)	$(3,001)	$(2,571)	$(3,279)	$(17,757)	$(26,608)
Net adjustments for immaterial items previously unrecorded	(3,137)	2,453	1,270	730	1,316

Reduction in earnings from continuing operations before income tax expense	(6,138)	(118)	(2,009)	(17,027)	(25,292)
Related income tax (expense) benefit	1,470	(208)	475	4,930	6,667

Reduction in net earnings from continuing operations	$(4,668)	$(326)	$(1,534)	$(12,097)	$(18,625)

The effect of these pre-tax adjustments on our previously reported consolidated statements of earnings was as follows:

					Cumulative
		Years Ended December 31,			January 1, 1997
					through
				1997 through	December 31,
	2005	2004	2003	2002	2005
Revenue	$(1,654)	$1,453	$—	$—	$(201)
Loss and loss adjustment expense, net	1,500	—	652	(652)	1,500
Policy acquisition costs, net	(3,983)	2,000	1,000	1,000	17
Other operating expense	(2,001)	(3,571)	(3,661)	(17,375)	(26,608)

Total reductions in earnings from continuing operations before income tax	$(6,138)	$(118)	$(2,009)	$(17,027)	$(25,292)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical statements of earnings for each of the three years ended December 31, 2005.

	Year ended December 31, 2005			Year ended December 31, 2004			Year ended December 31, 2003
	As previously			As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated	reported	Adjustments	As restated
REVENUE
Net earned premium	$1,369,988	$—	$1,369,988	$1,010,692	$—	$1,010,692	$738,272	$—	$738,272
Fee and commission income	134,282	(1,654)	132,628	182,349	1,453	183,802	142,615	—	142,615
Net investment income	98,851	—	98,851	64,885	—	64,885	47,335	—	47,335
Net realized investment gain	1,448	—	1,448	5,822	—	5,822	527	—	527
Other operating income	39,773	—	39,773	19,406	—	19,406	13,215	—	13,215

Total revenue	1,644,342	(1,654)	1,642,688	1,283,154	1,453	1,284,607	941,964	—	941,964

EXPENSE
Loss and loss adjustment expense, net	921,197	(1,500)	919,697	645,230	—	645,230	488,652	(652)	488,000
Policy acquisition costs, net	257,725	3,983	261,708	224,323	(2,000)	222,323	138,212	(1,000)	137,212
Other operating expense	178,989	2,001	180,990	164,474	3,571	168,045	140,913	3,661	144,574
Interest expense	7,684	—	7,684	8,374	—	8,374	7,453	—	7,453

Total expense	1,365,595	4,484	1,370,079	1,042,401	1,571	1,043,972	775,230	2,009	777,239

Earnings from continuing operations before income tax expense	278,747	(6,138)	272,609	240,753	(118)	240,635	166,734	(2,009)	164,725
Income tax expense on continuing operations	85,647	(1,470)	84,177	81,732	208	81,940	59,857	(475)	59,382

Earnings from continuing operations	193,100	(4,668)	188,432	159,021	(326)	158,695	106,877	(1,534)	105,343
Earnings from discontinued operations, net of income taxes	2,760	—	2,760	4,004	—	4,004	36,684	—	36,684

Net earnings	$195,860	$(4,668)	$191,192	$163,025	$(326)	$162,699	$143,561	$(1,534)	$142,027

Basic earnings per share data:
Earnings from continuing operations	$1.83	$(0.05)	$1.78	$1.64	$(0.01)	$1.63	$1.12	$(0.01)	$1.11
Earnings from discontinued operations	0.03	—	0.03	0.04	—	0.04	0.39	—	0.39

Net earnings	$1.86	$(0.05)	$1.81	$1.68	$(0.01)	$1.67	$1.51	$(0.01)	$1.50

Weighted average shares outstanding	105,463	—	105,463	97,257	—	97,257	94,919	—	94,919

Diluted earnings per share data:
Earnings from continuing operations	$1.76	$(0.04)	$1.72	$1.61	$—	$1.61	$1.11	$(0.02)	$1.09
Earnings from discontinued operations	0.03	—	0.03	0.04	—	0.04	0.38	—	0.38

Net earnings	$1.79	$(0.04)	$1.75	$1.65	$—	$1.65	$1.49	$(0.02)	$1.47

Weighted average shares outstanding	109,437	—	109,437	98,826	—	98,826	96,576	—	96,576

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical consolidated balance sheets as of December 31, 2005 and 2004.

	December 31, 2005				December 31, 2004
	As				As
	previously			As	previously			As
	reported	Adjustments		restated	reported	Adjustments		restated
ASSETS
Investments:
Fixed income securities	$2,268,624		$—	$2,268,624	$1,703,171		$—	$1,703,171
Short-term investments	839,581		—	839,581	729,985		—	729,985
Other investments	149,223		—	149,223	35,335		—	35,335

Total investments	3,257,428		—	3,257,428	2,468,491		—	2,468,491
Cash	73,935		—	73,935	69,933		—	69,933
Restricted cash and cash investments	170,978		—	170,978	188,510		—	188,510
Premium, claims and other receivables	884,654		—	884,654	889,800		1,560	891,360
Reinsurance recoverables	1,360,483		1,500	1,361,983	1,104,026		—	1,104,026
Ceded unearned premium	239,416		—	239,416	317,055		(5,082)	311,973
Ceded life and annuity benefits	73,415		—	73,415	74,627		—	74,627
Deferred policy acquisition costs	156,253		—	156,253	139,199		—	139,199
Goodwill	532,947		—	532,947	444,031		—	444,031
Other assets	276,557		1,234	277,791	208,954		(536)	208,418

Total assets	$7,026,066		$2,734	$7,028,800	$5,904,626		$(4,058)	$5,900,568

LIABILITIES
Loss and loss adjustment expense payable	$2,813,720	$		$2,813,720	$2,089,199	$		$2,089,199
Life and annuity policy benefits	73,415		—	73,415	74,627		—	74,627
Reinsurance balances payable	176,954		—	176,954	228,998		(11,060)	217,938
Unearned premium	807,109		—	807,109	741,706		—	741,706
Deferred ceding commissions	65,702		2,184	67,886	94,896		(1,416)	93,480
Premium and claims payable	753,859		—	753,859	766,765		—	766,765
Notes payable	309,543		—	309,543	311,277		—	311,277
Accounts payable and accrued liabilities	332,068		3,811	335,879	273,493		6,585	280,078

Total liabilities	5,332,370		5,995	5,338,365	4,580,961		(5,891)	4,575,070
SHAREHOLDERS’ EQUITY
Common stock	110,803		—	110,803	68,038		—	68,038
Additional paid-in capital	747,568		14,602	762,170	566,776		15,790	582,566
Retained earnings	817,013		(18,625)	798,388	651,216		(13,957)	637,259
Accumulated other comprehensive income	18,312		762	19,074	37,635		—	37,635

Total shareholders’ equity	1,693,696		(3,261)	1,690,435	1,323,665		1,833	1,325,498

Total liabilities and shareholders’ equity	$7,026,066		$2,734	$7,028,800	$5,904,626		$(4,058)	$5,900,568

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
Our restated consolidated balance sheets for 2005 and 2004 reflect a $18.6 million and $14.0 million, respectively, decrease to retained earnings and a $14.6 million and $15.8 million, respectively, increase to additional paid-in capital primarily due to additional non-cash stock-based compensation recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above. In 2005 and 2004, the $1.2 million and $(0.5) million, respectively, increase (decrease) to deferred tax assets (included in other assets) and $5.8 million and $2.1 million, respectively, increase to income taxes payable (included in accounts payable and accrued liabilities) resulted primarily due to the non-deductibility of certain stock-based compensation costs recorded in connection with the restatement.
The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were affected by the restatement adjustments. The following table shows the effect of the restatement on our previously reported cash flows:

	Years Ended December 31,
	2005		2004		2003
	As		As		As
	previously		previously	As	previously	As
	reported	As restated	reported	restated	reported	restated
Net earnings	$195,860	$191,192	$163,025	$162,699	$143,561	$142,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(7,654)	(6,094)	70,136	70,411	(134,112)	(121,834)
Change in reinsurance recoverables	(249,329)	(250,829)	(183,121)	(198,536)	(117,256)	(103,580)
Change in ceded unearned premium	87,515	82,433	(22,504)	(17,422)	(127,367)	(127,367)
Change in loss and loss adjustment expense payable	705,688	705,688	538,374	548,349	379,998	366,398
Change in reinsurance balances payable	(60,832)	(49,772)	(69,647)	(72,009)	130,257	120,064
Change in premium and claims payable, net of restricted cash	(3,851)	(3,851)	6,928	1,835	(22,263)	(24,743)
Stock-based compensation expense	—	2,645	—	2,233	—	2,979
Other, net	(21,337)	(25,352)	7,700	13,331	41,131	40,005
In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation included in Note 1 of the Notes to Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect on the consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options on the date of grant. We have corrected these errors in Note 1 to the consolidated financial statements. These corrections do not affect our consolidated balance sheets, consolidated statements of earnings or consolidated statements of cash flows for any period.

The following table presents the effect of these corrections on our pro forma calculation of our net income and earnings per share for the years ended December 31, 2005, 2004, and 2003.

	2005		2004		2003
	As		As		As
	previously	As	previously	As	previously	As
	reported	restated	reported	restated	reported	restated
Reported net earnings	$195,860	$191,192	$163,025	$162,699	$143,561	$142,027
Stock-based compensation included in reported net earnings, net of income taxes	—	2,114	—	1,920	—	2,359
Stock-based compensation using fair value method, net of income taxes	(6,916)	(8,258)	(4,883)	(6,140)	(7,705)	(9,031)

Pro forma net earnings	$188,944	$185,048	$158,142	$158,479	$135,856	$135,355

Reported basic earnings per share	$1.86	$1.81	$1.68	$1.67	$1.51	$1.50
Fair value stock-based compensation	(0.07)	(0.06)	(0.05)	(0.04)	(0.08)	(0.07)

Pro forma basic earnings per share	$1.79	$1.75	$1.63	$1.63	$1.43	$1.43

Reported diluted earnings per share	$1.79	$1.75	$1.65	$1.65	$1.49	$1.47
Fair value stock-based compensation	(0.06)	(0.06)	(0.05)	(0.05)	(0.08)	(0.07)

Pro forma diluted earnings per share	$1.73	$1.69	$1.60	$1.60	$1.41	$1.40

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(3)	ACQUISITIONS, GOODWILL AND DISPOSITION

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

	Insurance
	Company	Agency	Total
Balance at December 31, 2003 (As restated)	$165,234	$222,789	$388,023
Additions:
New acquisitions (As restated)	16,354	2,823	19,177
Earnouts	26,697	15,716	42,413
Transfer on reorganization	11,266	(11,266)	—
Reduction for tax settlement	(4,201)	(1,381)	(5,582)

Balance at December 31, 2004	215,350	228,681	444,031
Additions:
New acquisitions	59,881	1,628	61,509
Earnouts	24,162	7,922	32,084
Transfer on reorganization	45,353	(45,353)	—
Reduction for tax adjustment	(4,677)	—	(4,677)

Balance at December 31, 2005	$340,069	$192,878	$532,947

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

Substantially all of our fixed income securities are investment grade and 99% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss and estimated fair value of investments in fixed income securities, all of which are classified as available for sale, were as follows:

		Gross	Gross
	Cost or	unrealized	unrealized	Estimated
	amortized cost	gain	loss	fair value
December 31, 2005

U.S. government	$90,404	$167	$(847)	$89,724
States, municipalities and political subdivisions	1,138,499	10,109	(6,634)	1,141,974
Corporate fixed income securities	381,917	340	(6,675)	375,582
Asset-backed and mortgage-backed securities	361,456	562	(6,646)	355,372
Foreign securities	304,863	2,412	(1,303)	305,972

Total fixed income securities	$2,277,139	$13,590	$(22,105)	$2,268,624

December 31, 2004

U.S. government	$87,652	$688	$(214)	$88,126
States, municipalities and political subdivisions	727,437	15,609	(1,696)	741,350
Corporate fixed income securities	374,130	4,644	(1,438)	377,336
Asset-backed and mortgage-backed securities	248,449	1,764	(1,510)	248,703
Foreign securities	244,753	3,176	(273)	247,656

Total fixed income securities	$1,682,421	$25,881	$(5,131)	$1,703,171

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
Realized pre-tax gains (losses) on the sale or write down of investments were as follows:

	Gains	Losses	Net
Year ended December 31, 2005

Fixed income securities	$3,562	$(1,475)	$2,087
Other investments	156	(795)	(639)

Realized gain (loss)	$3,718	$(2,270)	$1,448

Year ended December 31, 2004

Fixed income securities	$7,035	$(1,088)	$5,947
Other investments	64	(189)	(125)

Realized gain (loss)	$7,099	$(1,277)	$5,822

Year ended December 31, 2003

Fixed income securities	$3,113	$(1,230)	$1,883
Other investments	40	(1,396)	(1,356)

Realized gain (loss)	$3,153	$(2,626)	$527

Unrealized pre-tax net gains (losses) on investments were as follows:

	2005	2004	2003
Fixed income securities	$(29,265)	$(9,288)	$(3,738)
Strategic and other investments	14,978	19,383	201

Net unrealized investment gains (losses)	$(14,287)	$10,095	$(3,537)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(5)	REINSURANCE

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

	Written	Earned	Loss and loss
	premium	premium	adjustment expense
			(As restated)
Year ended December 31, 2005

Primary business	$1,768,284	$1,694,446	$1,329,931
Reinsurance assumed	270,002	292,944	266,842
Reinsurance ceded	(537,062)	(617,402)	(677,076)

Net amounts	$1,501,224	$1,369,988	$919,697

Year ended December 31, 2004

Primary business	$1,674,075	$1,557,806	$966,163
Reinsurance assumed	301,078	302,496	322,992
Reinsurance ceded	(869,634)	(849,610)	(643,925)

Net amounts	$1,105,519	$1,010,692	$645,230

Year ended December 31, 2003

Primary business	$1,377,999	$1,189,356	$693,553
Reinsurance assumed	361,895	297,715	351,786
Reinsurance ceded	(874,392)	(748,799)	(557,339)

Net amounts	$865,502	$738,272	$488,000

Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings were $96.0 million in 2005, $113.5 million in 2004 and $113.8 million in 2003.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2005	2004
	(As restated)
Reinsurance recoverable on paid losses	$93,837	$94,535
Reinsurance recoverable on outstanding losses	636,225	509,512
Reinsurance recoverable on incurred but not reported losses	644,062	520,404
Reserve for uncollectible reinsurance	(12,141)	(20,425)

Total reinsurance recoverables	$1,361,983	$1,104,026

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

	2005	2004
	(As restated)	(As restated)
Loss and loss adjustment expense payable	$2,813,720	$2,089,199
Reinsurance recoverable on outstanding losses	(636,225)	(509,512)
Reinsurance recoverable on incurred but not reported losses	(644,062)	(520,404)

Net reserves	$1,533,433	$1,059,283

Unearned premium	$807,109	$741,706
Ceded unearned premium	(239,416)	(311,973)

Net unearned premium	$567,693	$429,733

Deferred policy acquisition costs	$156,253	$139,199
Deferred ceding commissions	(67,886)	(93,480)

Net deferred policy acquisition costs	$88,367	$45,719

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(6)	LIABILITY FOR UNPAID LOSS AND LOSS ADJUSTMENT EXPENSE

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Reserves for loss and loss adjustment expense payable at beginning of year	$2,089,199	$1,525,313	$1,158,915
Less reinsurance recoverables	1,029,916	820,113	700,213

Net reserves at beginning of year	1,059,283	705,200	458,702
Net reserve addition from acquisition of subsidiaries	12,491	11,647	5,587
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	894,303	614,752	464,886
Increase in estimated loss and loss adjustment expense for claims occurring in prior years	25,394	30,478	23,114

Incurred loss and loss adjustment expense	919,697	645,230	488,000

Loss and loss adjustment expense payments for claims occurring during:
Current year	285,814	161,117	110,528
Prior years	172,224	141,677	136,561

Loss and loss adjustment expense payments	458,038	302,794	247,089

Net reserves at end of year	1,533,433	1,059,283	705,200
Plus reinsurance recoverables	1,280,287	1,029,916	820,113

Reserves for loss and loss adjustment expense at end of year	$2,813,720	$2,089,199	$1,525,313

We had net loss and loss adjustment expense adverse development relating to prior year losses of $25.4 million in 2005, $30.5 million in 2004 and $23.1 million in 2003. The 2005 development resulted from a commutation charge of $26.0 million and a net redundancy of $0.6 million from all other sources. Our 2004 deficiency included a charge of $27.3 million related to adverse development in certain assumed accident and health business, and we had a net deficiency of $3.2 million from all other sources. The 2003 development resulted from a commutation charge of $28.8 million, partially offset by a net redundancy of $5.7 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

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

(7)	NOTES PAYABLE

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(8)	INCOME TAXES

At December 31, 2005 and 2004, we had current income taxes payable of $21.3 million and $18.1 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Statutory tax rate	35%	35%	35%

Federal tax on continuing operations at statutory rate	$95,413	$84,223	$57,653
Nontaxable municipal bond interest and dividends received deduction	(12,267)	(7,076)	(4,126)
Non-deductible compensation	969	775	1,481
Other non deductible expenses	816	394	725
State income taxes, net of federal tax benefit	3,591	2,962	3,164
Foreign income taxes	15,024	12,639	15,076
Foreign tax credit	(14,981)	(12,456)	(14,599)
Dividends received deduction on repatriated foreign earnings	(2,784)	—	—
Other, net	(1,604)	479	8

Income tax expense from continuing operations	$84,177	$81,940	$59,382

Effective tax rate, continuing operations	30.9%	34.1%	36.1%

Federal tax on discontinued operations at statutory rate	$1,556	$2,211	$22,041
Book over tax basis in stock of subsidiary	—	—	2,896
State income taxes, net of federal tax benefit, and other	130	102	1,352

Income tax expense on discontinued operations	$1,686	$2,313	$26,289

Effective tax rate, discontinued operations	37.9%	36.6%	41.7%

Total income tax expense	$85,863	$84,253	$85,671

Total effective tax rate	31.0%	34.1%	37.6%

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The components of income tax expense were as follows:

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Federal current	$69,113	$82,856	$57,961
Federal deferred	(5,485)	(18,112)	(16,359)

Total federal	63,628	64,744	41,602

State current	4,266	7,065	7,167
State deferred	1,259	(2,508)	(1,356)

Total state	5,525	4,557	5,811

Foreign current	15,155	11,462	11,285
Foreign deferred	(131)	1,177	684

Total foreign	15,024	12,639	11,969

Income tax expense from continuing operations	$84,177	$81,940	$59,382

Federal current	$3,528	$1,898	$25,038
Federal deferred	(2,042)	271	(815)

Total federal	1,486	2,169	24,223

State current	475	110	1,792
State deferred	(275)	34	274

Total state	200	144	2,066

Income tax expense from discontinued operations	$1,686	$2,313	$26,289

Total income tax expense	$85,863	$84,253	$85,671

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2005 and 2004 was as follows:

	2005	2004
	(As restated)	(As restated)
Excess of financial unearned premium over tax	$32,932	$27,238
Effect of loss reserve discounting and salvage and subrogation accrual for tax	34,903	21,341
Excess of financial accrued expenses over tax	23,264	20,602
Allowance for bad debts, not deductible for tax	7,047	7,925
Federal tax net operating loss carryforwards	1,581	2,354
State tax net operating loss carryforwards	3,910	4,103
Foreign branch net operating loss carryforwards	3,244	1,194
Valuation allowance	(10,293)	(17,358)

Total deferred tax assets	96,588	67,399

Unrealized gain on increase in value of securities available for sale (shareholders’ equity)	9,927	14,086
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	11,087	3,970
Amortizable goodwill for tax	18,953	13,012
Book basis in net assets of foreign subsidiaries in excess of tax	8,032	5,354
Property and equipment depreciation and other items	6,519	5,771

Total deferred tax liabilities	54,518	42,193

Net deferred tax asset	$42,070	$25,206

Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired subsidiaries. In 2005, we eliminated a valuation allowance that we had established when we acquired a subsidiary in 2002. Changes in the valuation allowance were as follows:

	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Balance at beginning of year	$17,358	$17,444	$11,547
Increase due to acquisitions	—	611	4,900
Reduction related to 2002 acquisition	(5,511)	—	—
Other	(1,554)	(697)	997

Balance at end of year	$10,293	$17,358	$17,444

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
At December 31, 2005, we have Federal and state tax net operating loss carryforwards of approximately $13.8 million and $61.5 million, respectively, which will expire in varying amounts through 2025. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. Approximately $9.3 million of Federal tax loss carryforwards relate to our foreign insurance companies and can only be used against future taxable income of those entities. We have recorded valuation allowances of $1.6 million against our Federal loss carryforwards, substantially all of which would reduce goodwill if the carryforwards are realized, and $3.1 million against our state loss carryforwards. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.

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

(9)	SHAREHOLDERS’ EQUITY

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

			Accumulated
	Unrealized	Foreign	other
	investment	currency	comprehensive
	gain (loss)	translation	income
		(As restated)	(As restated)
Balance at December 31, 2002	$21,649	$(884)	$20,765
Net change for year	(2,305)	6,451	4,146

Balance at December 31, 2003	19,344	5,567	24,911
Net change for year	6,437	6,287	12,724

Balance at December 31, 2004	25,781	11,854	37,635
Net change for year	(8,862)	(9,699)	(18,561)

Balance at December 31, 2005	$16,919	$2,155	$19,074

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2006 without special permission is $90.3 million. One of our insurance companies cannot pay a dividend in 2006 without special permission because it paid a special approved dividend in 2005.

(10)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	2005	2004	2003
Net earnings (As restated)	$191,192	$162,699	$142,027

Weighted average common shares outstanding	105,463	97,257	94,919
Dilutive effect of outstanding options (determined using the treasury stock method)	1,659	1,569	1,657
Dilutive effect of convertible debt (determined using the treasury stock method)	2,315	—	—

Weighted average common shares and potential common shares outstanding	109,437	98,826	96,576

Anti-dilutive stock options not included in treasury stock method computation	118	6	306

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(11)	STOCK OPTIONS

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options cannot be repriced downward under these plans.

The following table details our stock option activity during the three years ended December 31, 2005.

	2005		2004		2003
		Average		Average		Average
	Number	exercise	Number	exercise	Number	exercise
	of shares	price	of shares	price	of shares	price
Outstanding, beginning of year	7,178	$15.99	8,291	$14.99	9,557	$13.99
Granted at market value	143	23.27	382	20.26	23	14.99
Granted below market value	3,671	25.72	662	20.27	690	16.35
Exercised	(2,459)	14.91	(1,494)	13.77	(1,889)	10.46
Forfeited and expired	(314)	17.97	(663)	15.92	(90)	14.35

Outstanding, end of year	8,219	20.71	7,178	15.99	8,291	14.99

Exercisable, end of year	1,766	16.90	2,919	15.26	2,807	14.41

Options outstanding and exercisable at December 31, 2005 were as follows:

	Options outstanding			Options exercisable
			Average		Average
Range of	Number of	Average remaining	exercise	Number of	exercise
exercise prices	shares	contractual life	price	shares	price
Under $16.36	1,963	3.5 years	$14.50	562	$14.54
$16.36-$20.05	2,115	3.4 years	17.64	1,000	17.34
$20.06-$25.50	1,156	4.8 years	22.80	204	21.22
Over $25.50	2,985	5.6 years	26.17	—	—

Total options	8,219	4.4 years	20.71	1,766	16.90

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(12)	SEGMENT AND GEOGRAPHIC DATA
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

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after all corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment since it is not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Year ended December 31, 2005 (As restated)
Revenue:
Domestic	$1,216,894	$62,111	$35,324	$6,784	$1,321,113
Foreign	281,697	39,878	—	—	321,575
Inter-segment	158	86,877	—	—	87,035

Total segment revenue	$1,498,749	$188,866	$35,324	$6,784	1,729,723

Inter-segment eliminations					(87,035)

Consolidated total revenue					$1,642,688

Net earnings:
Domestic	$119,634	$31,158	$22,605	$352	$173,749
Foreign	6,488	7,294	—	—	13,782

Total segment net earnings	$126,122	$38,452	$22,605	$352	187,531

Inter-segment eliminations					901
Earnings from discontinued operations, net of income taxes					2,760

Consolidated net earnings					$191,192

Other items:
Net investment income	$88,397	$7,437	$794	$2,223	$98,851
Depreciation and amortization	4,825	7,381	459	1,982	14,647
Interest expense (benefit)	445	9,173	699	(2,633)	7,684
Capital expenditures	2,134	3,046	716	4,937	10,833
Income tax expense (benefit)	49,327	26,174	10,282	(2,034)	83,749
Inter-segment eliminations					428

Consolidated income tax expense on continuing operations					$84,177

For 2005, earnings before income taxes were $257.8 million for our domestic subsidiaries (including discontinued operations) and $19.3 million for our foreign subsidiaries and branches. During 2005, the insurance company segment recorded after-tax losses of $58.2 million due to the 2005 hurricanes and $16.9 million due to commutations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Year ended December 31, 2004 (As restated)
Revenue:
Domestic	$884,857	$86,806	$13,020	$4,721	$989,404
Foreign	250,718	44,485	—	—	295,203
Inter-segment	553	95,475	—	—	96,028

Total segment revenue	$1,136,128	$226,766	$13,020	$4,721	1,380,635

Inter-segment eliminations					(96,028)

Consolidated total revenue					$1,284,607

Net earnings (loss):
Domestic	$84,522	$37,438	$7,871	$(4,243)	$125,588
Foreign	24,764	16,208	—	—	40,972

Total segment net earnings (loss)	$109,286	$53,646	$7,871	$(4,243)	$166,560

Inter-segment eliminations					(7,865)
Earnings from discontinued operations, net of income taxes					4,004

Consolidated net earnings					$162,699

Other items:
Net investment income	$59,073	$3,559	$1,236	$1,017	$64,885
Depreciation and amortization	4,568	9,729	531	1,311	16,139
Interest expense (benefit)	856	8,491	768	(1,741)	8,374
Capital expenditures	3,451	1,984	16	2,885	8,336
Income tax expense	51,404	31,440	2,964	1,625	87,433
Inter-segment eliminations					(5,493)

Consolidated income tax expense on continuing operations					$81,940

For 2004, earnings before income taxes were $189.1 million for our domestic subsidiaries (including discontinued operations) and $57.9 million for our foreign subsidiaries and branches. During 2004, the insurance company segment recorded an after-tax loss of $21.5 million due to the 2004 hurricanes.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Year ended December 31, 2003 (As restated)
Revenue:
Domestic	$606,469	$65,484	$11,725	$790	$684,468
Foreign	219,578	37,918	—	—	257,496
Inter-segment	—	96,869	—	—	96,869

Total segment revenue	$826,047	$200,271	$11,725	$790	1,038,833

Inter-segment eliminations					(96,869)

Consolidated total revenue					$941,964

Net earnings (loss):
Domestic	$56,935	$37,663	$6,014	$(7,787)	$92,825
Foreign	18,335	12,065	—	—	30,400

Total segment net earnings (loss)	$75,270	$49,728	$6,014	$(7,787)	123,225

Inter-segment eliminations					(17,882)
Earnings from discontinued operations, net of income taxes					36,684

Consolidated net earnings					$142,027

Other items:
Net investment income *	$42,345	$3,796	$224	$970	$47,335
Depreciation and amortization *	3,271	6,283	664	2,435	12,653
Interest expense (benefit)	62	7,877	770	(1,256)	7,453
Capital expenditures *	2,618	2,997	—	16,047	21,662
Income tax expense	35,478	33,075	2,699	(993)	70,259
Inter-segment eliminations					(10,877)

Consolidated income tax expense
on continuing operations					$59,382

*	Excludes immaterial amounts related to discontinued operations.
For 2003, earnings before income taxes were $180.5 million for our domestic subsidiaries (including discontinued operations) and $47.2 million for our foreign subsidiaries and branches. During 2003, the insurance company segment recorded an after-tax loss of $18.7 million due to a commutation.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
The following tables present selected revenue items by line of business:

	2005	2004	2003
Diversified financial products	$531,136	$310,809	$123,562
Group life, accident and health	504,382	343,913	290,009
Aviation	136,197	127,248	97,536
London market account	93,017	111,341	137,572
Other specialty lines	97,721	69,089	12,443
Discontinued lines	7,535	48,292	77,150

Net earned premium	$1,369,988	$1,010,692	$738,272

	(As restated)	(As restated)

Property and casualty	$113,725	$127,502	$85,244
Accident and health	18,903	56,300	57,371

Fee and commission income	$132,628	$183,802	$142,615

Assets by business segment and geographic location are shown in the following tables.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
December 31, 2005 (As restated)
Domestic	$3,981,574	$634,263	$170,620	$152,652	$4,939,109
Foreign	1,464,306	625,385	—	—	2,089,691

Total assets	$5,445,880	$1,259,648	$170,620	$152,652	$7,028,800

December 31, 2004 (As restated)
Domestic	$3,262,639	$710,386	$109,642	$117,317	$4,199,984
Foreign	1,032,089	668,495	—	—	1,700,584

Total assets	$4,294,728	$1,378,881	$109,642	$117,317	$5,900,568

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(13)	COMMITMENTS AND CONTINGENCIES

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

At December 31, 2005, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

Years ended December 31,
2006	$10,582
2007	10,139
2008	8,797
2009	6,461
2010	5,689
Thereafter	17,455

Total future minimum rental payments	$59,123

(14)	RELATED PARTY TRANSACTIONS

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(16)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows:

	2005	2004	2003
Cash received from commutations	$180,789	$79,462	$48,983
Income taxes paid	78,309	112,392	70,573
Interest paid	6,168	7,219	6,174
Dividends declared but not paid at year end	8,310	5,783	4,800
The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

(17)	QUARTERLY FINANCIAL DATA (UNAUDITED)

The quarterly financial data has been restated for the adjustments discussed in Note 2.

	Fourth quarter 2005			Fourth quarter 2004
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Total revenue	$447,796	$(201)	$447,595	$365,669	$1,388	$367,057

Net earnings	$66,534	$(1,498)	$65,036	$56,239	$1,079	$57,318

Basic earnings per share data:
Earnings per share	$0.62	$(0.02)	$0.60	$0.57	$0.01	$0.58

Weighted average shares outstanding	107,970	—	107,970	98,799	—	98,799

Diluted earnings per share data:
Earnings per share	$0.59	$(0.02)	$0.57	$0.56	$0.01	$0.57

Weighted average shares outstanding	113,566	—	113,566	100,254	—	100,254

	Third quarter 2005			Third quarter 2004
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Total revenue	$412,031	$—	$412,031	$322,197	$65	$322,262

Net earnings	$7,950	$(538)	$7,412	$15,803	$(337)	$15,466

Basic earnings per share data:
Earnings per share	$0.08	$(0.01)	$0.07	$0.16	$—	$0.16

Weighted average shares outstanding	105,623	—	105,623	97,019	—	97,019

Diluted earnings per share data:
Earnings per share	$0.07	$—	$0.07	$0.16	$—	$0.16

Weighted average shares outstanding	109,818	—	109,818	98,409	—	98,409

	Second quarter 2005			Second quarter 2004
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Total revenue	$404,837	$—	$404,837	$317,270	$335	$317,605

Net earnings	$64,058	$(702)	$63,356	$46,415	$(641)	$45,774

Basic earnings per share data:
Earnings per share	$0.61	$(0.01)	$0.60	$0.48	$(0.01)	$0.47

Weighted average shares outstanding	104,962	—	104,962	96,807	—	96,807

Diluted earnings per share data:
Earnings per share	$0.59	$—	$0.59	$0.47	$(0.01)	$0.46

Weighted average shares outstanding	108,269	—	108,269	98,690	—	98,690

	First quarter 2005			First quarter 2004
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
Total revenue	$379,678	$(1,453)	$378,225	$278,018	$(335)	$277,683

Net earnings	$57,318	$(1,930)	$55,388	$44,568	$(427)	$44,141

Basic earnings per share data:
Earnings per share	$0.56	$(0.02)	$0.54	$0.46	$—	$0.46

Weighted average shares outstanding	103,241	—	103,241	96,374	—	96,374

Diluted earnings per share data:
Earnings per share	$0.54	$(0.02)	$0.52	$0.45	$—	$0.45

Weighted average shares outstanding	105,734	—	105,734	98,126	—	98,126

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
(18)	SUBSEQUENT EVENTS

Based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively repriced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal inquiry.

On October 30, 2006, we received a registered letter from U.S. Bank, as trustee for the holders of our 2.00% Convertible Notes due 2021, 1.30% Convertible Notes due 2023 and 2.00% Convertible Exchange Notes due 2021, stating that U.S. Bank, as trustee, had not received our consolidated financial statements for the quarter ended June 30, 2006. If we do not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC and deliver the report to the trustee within sixty days from the date notice was received from the trustee, such failure to file and deliver will be considered an “Event of Default” under the indenture governing the notes. If an “Event of Default” were to occur under the indentures for any series of the notes, the trustee or holders of at least 25% of the aggregate principal of such series then outstanding could declare all the unpaid principal on such series of notes then outstanding to be immediately due and payable. Likewise, we have not timely delivered our Form 10-Q’s for the quarters ended June 30 and September 30, 2006 as required by the terms of our Revolving Loan Facility. The banks that are a party to the agreement waived certain “Defaults” or “Events of Default” until January 31, 2007. In addition, our restatement of our prior year financial statements might be considered an “Event of Default”, which has been waived until January 31, 2007 under our Revolving Loan Facility. Our failure to comply with the covenants in the indentures for our convertible notes and our Revolving Loan Facility in the future could have a material adverse effect on our stock price, business and financial condition if we would not have available funds at that time to repay any defaulted debt. A default and acceleration under the indentures for our convertible notes and loan agreement may also trigger cross-acceleration under our other debt instruments.

In December 2006, our existing Revolving Loan Facility was increased by $100.0 million to $300.0 million. Pursuant to the terms of the agreement, the Company can borrow up to $25 million in addition to what is currently borrowed for working capital purposes. However, the full unfunded amount of the facility would be available to pay any potential convertible note conversion or put.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(continued, tables in thousands, except per share data)
In April 2006, we were named as a defendant in a complaint related to insurance marketing and producer compensation practices. The lawsuit was filed in Federal District Court in Georgia by a number of corporate plaintiffs against approximately 100 insurance entity defendants. The suit has been transferred to the multi-district litigation proceeding pending in the United States District Court for the District of New Jersey for coordinated or consolidated pre-trial proceedings with suits previously transferred that appear to the court to involve common questions of fact. The complaint alleges violations of Federal antitrust law, the Racketeering Influence and Corrupt Organization Act and various state anti-fraud laws. The lawsuit seeks unspecified damages. We are vigorously contesting this action.

The Financial Accounting Standards Board (FASB) has issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. Effective January 1, 2007, FIN 48 clarifies the accounting for uncertain income tax positions. We are currently reviewing the requirements of FIN 48 to determine the effect it will have on our consolidated financial statements.

The FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which clarified the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our consolidated financial statements.

The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No.108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 establishes a standard approach for quantifying the materiality of errors to current and prior period financial statements. SAB 108’s guidelines must be applied in the fourth quarter, and adjustments, if any, will be recorded either by restating prior year financial statements or recording a cumulative effect adjustment as of January 1, 2006. We believe the requirements of SAB 108 will have no effect on our consolidated financial statements.

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

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2005	2004

	(As restated)	(As restated)
ASSETS

Fixed income securities, at fair value (amortized cost: 2005 — $31,023; 2004 — $33,749)	$30,622	$33,716
Cash	3,610	2,242
Short-term investments	38,182	31,006
Investment in subsidiaries	1,790,774	1,391,415
Intercompany loans to subsidiaries for acquisitions	184,706	194,919
Receivable from subsidiaries	37,364	39,997
Other assets	14,056	11,867

Total assets	$2,099,314	$1,705,162

LIABILITIES AND SHAREHOLDERS’ EQUITY

Payable to subsidiaries	$85,821	$55,151
Notes payable	297,400	297,442
Deferred Federal income tax	13,548	6,468
Accounts payable and accrued liabilities	12,110	20,603

Total liabilities	408,879	379,664
Total shareholders’ equity	1,690,435	1,325,498

Total liabilities and shareholders’ equity	$2,099,314	$1,705,162

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Equity in earnings of subsidiaries	$188,202	$165,712	$141,319
Interest income from subsidiaries	6,799	6,531	6,827

Net investment income	2,082	994	953
Other operating income	525	—	2,481

Total revenue	197,608	173,237	151,580

Interest expense	6,552	6,733	6,296
Other operating expense	3,404	2,858	1,781

Total expense	9,956	9,591	8,077

Earnings before income tax expense	187,652	163,646	143,503

Income tax expense (benefit)	(3,540)	947	1,476

Net earnings	$191,192	$162,699	$142,027

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)

Net earnings	$191,192	$162,699	$142,027

Other comprehensive income (loss):

Investment gains (losses):
Gains (losses) during the year, net of income tax charge (benefit) of $(129) in 2005 and $12 in 2004	(239)	21	—

Consolidated subsidiaries’ investment gains (losses) during the year, net of income tax charge (benefit) of $(2,817) in 2005, $6,079 in 2004 and $(1,048) in 2003	(4,018)	10,934	(1,962)

Less consolidated subsidiaries’ reclassification adjustment for gains included in net earnings, net of income tax charge of $2,479 in 2005, $2,433 in 2004 and $184 in 2003	(4,605)	(4,518)	(343)

Foreign currency translation adjustment	(9,699)	6,287	6,451

Other comprehensive income (loss)	(18,561)	12,724	4,146

Comprehensive income	$172,631	$175,423	$146,173

See Notes to Condensed Financial Information.

SCHEDULE 2
HCC INSURANCE HOLDINGS, INC.
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2005	2004	2003
	(As restated)	(As restated)	(As restated)
Cash flows from operating activities:
Net earnings	$191,192	$162,699	$142,027
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(116,122)	(133,916)	(119,419)
Change in accrued interest receivable added to intercompany loan balances	(6,712)	(6,544)	(6,317)
Change in accounts payable and accrued liabilities	(10,999)	(660)	10,022
Tax benefit from exercise of stock options	6,168	2,969	1,811
Other, net	(4,754)	4,680	3,331

Cash provided by operating activities	58,773	29,228	31,455

Cash flows from investing activities:
Cash contributions to subsidiaries	(162,872)	(107,000)	(51,364)
Payments for purchase of subsidiaries, net of cash received	(98,829)	(48,975)	(11,624)
Change in short-term investments	(7,176)	29,817	(55,986)
Sales and maturities of fixed income securities	6,200	—	—
Cost of securities acquired	(3,400)	(33,679)	—
Change in receivable/payable from subsidiaries	33,303	43,295	(14,008)
Intercompany loans to subsidiaries for acquisitions	(39,685)	(62,523)	(26,838)
Payments on intercompany loans to subsidiaries	56,610	54,694	54,674

Cash used by investing activities	(215,849)	(124,371)	(105,146)

Cash flows from financing activities:
Proceeds from note payable, net of costs	36,000	29,000	178,000
Payments on notes payable	(36,015)	(29,009)	(107,003)
Sale of common stock, net of costs	186,103	116,776	20,279
Dividends paid	(27,644)	(19,984)	(17,039)

Cash provided by financing activities	158,444	96,783	74,237

Net increase in cash	1,368	1,640	546
Cash at beginning of year	2,242	602	56

Cash at end of year	$3,610	$2,242	$602

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

The restatement adjustments discussed in Note 2 in the consolidated financial statements related to mis-priced options were recorded at a subsidiary of HCC Insurance Holdings. Accordingly, these entries are reflected in the condensed financial information as adjustments to equity in earnings of subsidiaries on the condensed income statement and investment in subsidiaries on the condense balance sheet. The condensed financial information also reflects other minor adjustments that were made as part of the restatement.

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

SCHEDULE 3
HCC INSURANCE HOLDINGS, INC.
SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)		(2)			(3)

	December 31,			Years ended December 31,
	Deferred	Future policy				Benefits, claims,
	policy	benefits, losses,				losses and	Amortization of	Other
	acquisition	claims and loss	Unearned	Premium	Net investment	settlement	deferred policy	operating	Premium
Segments	costs	expenses	premiums	revenue	income	expenses	acquisition costs	expenses	written
2005	(As restated)	(As restated)				(As restated)	(As restated)	(As restated)

Insurance Company	$88,367	$2,887,135	$807,109	$1,369,988	$88,397	$919,697	$261,708	$84,838	$1,501,224
Agency					7,437			84,107
Other Operations					794			1,732
Corporate					2,223			10,313

Total	$88,367	$2,887,135	$807,109	$1,369,988	$98,851	$919,697	$261,708	$180,990	$1,501,224

2004

Insurance Company	$45,719	$2,163,826	$741,706	$1,010,692	$59,073	$645,230	$222,323	$67,138	$1,105,519
Agency					3,559			91,617
Other Operations					1,236			1,416
Corporate					1,017			7,874

Total	$45,719	$2,163,826	$741,706	$1,010,692	$64,885	$645,230	$222,323	$168,045	$1,105,519

2003

Insurance Company	$18,814	$1,602,861	$592,311	$738,272	$42,345	$488,000	$137,212	$55,814	$865,502
Agency					3,796			75,691
Other Operations					224			2,242
Corporate					970			10,827

Total	$18,814	$1,602,861	$592,311	$738,272	$47,335	$488,000	$137,212	$144,574	$865,502

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.
Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4
HCC INSURANCE HOLDINGS, INC.
REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F

			Assumed from		Percent of
		Ceded to other	other		amount
	Primary amount	companies	companies	Net amount	assumed to net

Year ended December 31, 2005

Life insurance in force	$1,359,529	$404,228	$—	$955,301	—%

Earned premium:

Property and liability insurance	$1,116,713	$546,275	$266,651	$837,089	32%
Accident and health insurance	577,733	71,127	26,293	532,899	5%

Total	$1,694,446	$617,402	$292,944	$1,369,988	21%

Year ended December 31, 2004

Life insurance in force	$1,498,559	$435,808	$—	$1,062,751	—%

Earned premium:

Property and liability insurance	$968,444	$615,780	$274,124	$626,788	44%
Accident and health insurance	589,362	233,830	28,372	383,904	7%

Total	$1,557,806	$849,610	$302,496	$1,010,692	30%

Year ended December 31, 2003

Life insurance in force	$1,443,611	$481,870	$—	$961,741	—%

Earned premium:

Property and liability insurance	$651,893	$454,294	$205,165	$402,764	51%
Accident and health insurance	537,463	294,505	92,550	335,508	28%

Total	$1,189,356	$748,799	$297,715	$738,272	40%

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

Exhibit
Number
A3.1
-Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.

B3.2	-Bylaws of HCC Insurance Holdings, Inc., as amended.

B4.1	-Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.

C4.2	-Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).

C4.3	-First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.

D4.4
-Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.

E4.5	-First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.

F4.6	-Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.

G10.1
-Loan Agreement ($200,000,000 Revolving Loan Facility) dated at November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.

H10.2	-HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.

H10.3	-HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.

H10.4	-HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.

I10.5	-HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.

Exhibit
Number
J10.6	-Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.

K10.7	-HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.

F10.8	-Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.

F10.9	-Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.

L10.10	-HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.

M10.11	-Employment Agreement effective at March 1, 2005, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.

J10.12	-Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.

N10.13	-Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.

P10.14	-Consulting Agreement and Resignation effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.

Q10.15	-Separation Agreement and Release effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Christopher L. Martin.

12	-Statement Regarding Computation of Ratios.

O 14	-Form of HCC Insurance Holdings, Inc. Code of Ethics Statement by Chief Executive Officer and Senior Financial Officers.

O 21	-Subsidiaries of HCC Insurance Holdings, Inc.

24	-Powers of Attorney.

31.1	-Certification by Chief Executive Officer.

31.2	-Certification by Chief Financial Officer.

32.1	-Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2004.

G	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed December 1, 2004.

H	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 1999.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

J	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2002.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2003.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2005.

N	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2001.

O	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2005.

P	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 17, 2006.

Q	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 28, 2006.