Form 10-Q/A
period 2006-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-12-27
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A

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

EXPLANATORY NOTE — RESTATEMENT OF FINANCIAL STATEMENTS
HCC Insurance Holdings, Inc. is amending its quarterly report on Form 10-Q for the quarter ended March 31, 2006 (the “Form 10-Q” or the “Original Filing”). We are restating our condensed consolidated financial statements to reflect certain adjustments as discussed below. The amendment reflects the restatement of our condensed consolidated financial statements as of and for the three months ended March 31, 2006 and 2005.
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

Before the Board of Directors reviewed the results of the investigation, the Chairman of the Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.
For more information on these matters, including a detailed discussion of the financial effects of these matters, refer to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Consolidated Financial Statements, Special Committee and Company Findings” and to Note 2, “Restatement of Consolidated Financial Statements, Special Committee and Company Findings,” of the Notes to Condensed Consolidated Financial Statements.
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed on May 10, 2006 (the Original Filing), to restate our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 and the related disclosures. For this reason, the condensed consolidated financial statements and related financial information contained in such previously filed report should no longer be relied upon. We are making the restatement in accordance with generally accepted accounting principles to record the following:
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
The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
	Net earnings as	stock option
	previously	compensation				Net earnings
	reported	expense	Other	Tax effect	Total adjustments	as restated

Three months ended March 31,
2006	$78,551	$(530)	$684	$437	$591	$79,142
2005	57,318	(728)	(2,153)	951	(1,930)	55,388

The restatement adjustments increased (reduced) previously reported diluted net earnings per share by $0.01 and $(0.02) for the three months ended March 31, 2006 and 2005, respectively.

All information in this Form 10-Q/A is as of March 31, 2006 and does not reflect events occurring after the date of the Original Filing, other than the restatement, and updating of disclosures affected by events subsequent to the date of the Original Filing. For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety, as amended and modified to reflect the restatement. The following sections of this Form 10-Q/A were amended to reflect the determinations of the Special Committee and the restatement:
     Part I — Item 1 — Financial Statements;
     Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations;
     Part I — Item 4 — Controls and Procedures;
     Part II — Item 1 — Legal Proceedings; and
     Part II — Item 6 — Exhibits
This Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC, subsequent to the date of the Original Filing, including any amendments to those filings, as well as any Current Reports filed on Form 8-K subsequent to the date of the Original Filing. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-Q/A includes updated certifications from our current Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2 and 32.1.
This report on Form 10-Q/A contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as future capital expenditures, business strategy, competitive strengths, goals, growth of our business and operations, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	March 31, 2006	December 31, 2005
	(As restated)	(As restated)
ASSETS
Investments:
Fixed income securities, at fair value (amortized cost: 2006 — $2,573,727; 2005 — $2,277,139)	$2,541,316	$2,268,624
Short-term investments, at cost, which approximates fair value	592,831	839,581
Other investments, at fair value (cost: 2006 — $216,020; 2005 — $144,897)	230,187	149,223

Total investments	3,364,334	3,257,428
Cash	51,111	73,935
Restricted cash and cash investments	182,568	170,978
Premium, claims and other receivables	855,880	884,654
Reinsurance recoverables	1,349,351	1,361,983
Ceded unearned premium	239,530	239,416
Ceded life and annuity benefits	73,213	73,415
Deferred policy acquisition costs	161,329	156,253
Goodwill	531,286	532,947
Other assets	298,604	277,791

Total assets	$7,107,206	$7,028,800

LIABILITIES

Loss and loss adjustment expense payable	$2,837,495	$2,813,720
Life and annuity policy benefits	73,213	73,415
Reinsurance balances payable	149,897	176,954
Unearned premium	825,375	807,109
Deferred ceding commissions	66,900	67,886
Premium and claims payable	735,131	753,859
Notes payable	309,426	309,543
Accounts payable and accrued liabilities	354,132	335,879

Total liabilities	5,351,569	5,338,365

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2006 — 111,173; 2005 — 110,803)	111,173	110,803
Additional paid-in capital	772,718	762,170
Retained earnings	869,192	798,388
Accumulated other comprehensive income	2,554	19,074

Total shareholders’ equity	1,755,637	1,690,435

Total liabilities and shareholders’ equity	$7,107,206	$7,028,800

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands, except per share data)

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)
REVENUE

Net earned premium	$380,571	$320,117
Fee and commission income	31,669	31,623
Net investment income	36,581	22,341
Net realized investment loss	(1,298)	(3)
Other operating income	18,750	4,147

Total revenue	466,273	378,225

EXPENSE

Loss and loss adjustment expense, net	222,067	185,975
Policy acquisition costs, net	76,232	61,145
Other operating expense	47,333	45,677
Interest expense	2,154	1,808

Total expense	347,786	294,605

Earnings before income tax expense	118,487	83,620
Income tax expense	39,345	28,232

Net earnings	$79,142	$55,388

Basic earnings per share data:

Net earnings per share	$0.71	$0.54

Weighted average shares outstanding	111,014	103,241

Diluted earnings per share data:

Net earnings per share	$0.68	$0.52

Weighted average shares outstanding	116,896	105,734

Cash dividends declared, per share	$0.075	$0.057

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Three months ended March 31, 2006
(As restated)
(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders'
	stock	capital	earnings	income	equity

Balance at December 31, 2005 (As previously reported)	$110,803	$747,568	$817,013	$18,312	$1,693,696
Cumulative effect of restatement (Note 2)	—	14,602	(18,625)	762	(3,261)

Balance at December 31, 2005 (As restated)	110,803	762,170	798,388	19,074	1,690,435
Net earnings	—	—	79,142	—	79,142
Other comprehensive loss	—	—	—	(16,520)	(16,520)

Comprehensive income					62,622
Issuance of 370 shares for exercise of options, including tax benefit of $1,750	370	7,268	—	—	7,638
Stock-based compensation	—	3,280	—	—	3,280
Cash dividends declared, $0.075 per share	—	—	(8,338)	—	(8,338)

Balance at March 31, 2006	$111,173	$772,718	$869,192	$2,554	$1,755,637

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)

Cash flows from operating activities:
Net earnings	$79,142	$55,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	44,362	(132,208)
Change in reinsurance recoverables	12,632	(824)
Change in ceded unearned premium	(114)	47,218
Change in loss and loss adjustment expense payable	23,775	49,851
Change in reinsurance balances payable	(27,057)	(18,782)
Change in unearned premium	18,266	(16,842)
Change in premium and claims payable, net of restricted cash	(30,318)	99,875
Change in trading portfolio	(47,994)	(41,328)
Depreciation and amortization expense	3,825	3,710
Stock-based compensation expense	2,703	597
Other, net	(1,131)	(12,746)

Cash provided by operating activities	78,091	33,909

Cash flows from investing activities:
Sales of fixed income securities	65,654	55,681
Maturity or call of fixed income securities	59,226	32,250
Cost of securities acquired	(471,614)	(277,000)
Change in short-term investments	246,750	145,025
Sale of strategic investment	17,363	—
Earnout payment for purchase of subsidiary	(24,000)	—
Other, net	(2,047)	(1,118)

Cash used by investing activities	(108,668)	(45,162)

Cash flows from financing activities:
Issuance of notes payable	11,000	—
Payments on notes payable	(11,107)	(93)
Sale of common stock	7,638	21,087
Dividends paid	(8,310)	(5,783)
Other	8,532	(3,814)

Cash provided by financing activities	7,753	11,397

Net increase (decrease) in cash	(22,824)	144

Cash at beginning of period	73,935	69,933

Cash at end of period	$51,111	$70,077

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(2)	RESTATEMENT OF FINANCIAL STATEMENTS, SPECIAL COMMITTEE AND COMPANY FINDINGS

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
Before the Board of Directors reviewed the results of the investigation, the Chairman of the Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed on May 10, 2006 (the Original Filing), to restate our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 and the related disclosures. However, the impact of the restatement in any of the restated periods is not material. We are making the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied.

•	Other adjustments that were not recorded in the originally filed financial statements due to their immateriality. These minor adjustments primarily relate to fee and commission income, loss and loss adjustment expense, policy acquisition costs and other operating expense. In addition, balance sheet reclassifications have been recorded to appropriately present certain reinsurance recoverables and payables.

•	Related tax effects associated with the recognition of non-cash compensation expense and other adjustments as well as additional taxes that may be due and payable.

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
The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
	Net earnings as	stock option
	previously	compensation				Net earnings
	reported	expense	Other	Tax effect	Total adjustments	as restated
Three months ended March 31,
2006	$78,551	$(530)	$684	$437	$591	$79,142
2005	57,318	(728)	(2,153)	951	(1,930)	55,388
The restatement adjustments increased (reduced) previously reported diluted net earnings per share by $0.01 and $(0.02) for the three months ended March 31, 2006 and 2005, respectively.
We are also amending certain other stock option disclosures in the accompanying notes to the condensed consolidated financial statements.
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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005.

	March 31, 2006			December 31, 2005
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

ASSETS
Investments:
Fixed income securities	$2,541,316	$—	$2,541,316	$2,268,624	$—	$2,268,624
Short-term investments	592,831	—	592,831	839,581	—	839,581
Other investments	230,187	—	230,187	149,223	—	149,223

Total investments	3,364,334	—	3,364,334	3,257,428	—	3,257,428
Cash	51,111	—	51,111	73,935	—	73,935
Restricted cash and cash investments	182,568	—	182,568	170,978	—	170,978
Premium, claims and other receivables	855,880	—	855,880	884,654	—	884,654
Reinsurance recoverables	1,349,351	—	1,349,351	1,360,483	1,500	1,361,983
Ceded unearned premium	239,530	—	239,530	239,416	—	239,416
Ceded life and annuity benefits	73,213	—	73,213	73,415	—	73,415
Deferred policy acquisition costs	161,329	—	161,329	156,253	—	156,253
Goodwill	531,286	—	531,286	532,947	—	532,947
Other assets	297,716	888	298,604	276,557	1,234	277,791

Total assets	$7,106,318	$888	$7,107,206	$7,026,066	$2,734	$7,028,800

LIABILITIES

Loss and loss adjustment expense payable	$2,837,495	$—	$2,837,495	$2,813,720	$—	$2,813,720
Life and annuity policy benefits	73,213	—	73,213	73,415	—	73,415
Reinsurance balances payable	149,897	—	149,897	176,954	—	176,954
Unearned premium	825,375	—	825,375	807,109	—	807,109
Deferred ceding commissions	66,900	—	66,900	65,702	2,184	67,886
Premium and claims payable	735,131	—	735,131	753,859	—	753,859
Notes payable	309,426	—	309,426	309,543	—	309,543
Accounts payable and accrued liabilities	350,578	3,554	354,132	332,068	3,811	335,879

Total liabilities	5,348,015	$3,554	$5,351,569	5,332,370	$5,995	$5,338,365

SHAREHOLDERS’ EQUITY
Common stock	111,173	—	111,173	110,803	—	110,803
Additional paid-in capital	757,850	14,868	772,718	747,568	14,602	762,170
Retained earnings	887,226	(18,034)	869,192	817,013	(18,625)	798,388
Accumulated other comprehensive income	2,054	500	2,554	18,312	762	19,074

Total shareholders’ equity	$1,758,303	$(2,666)	1,755,637	$1,693,696	$(3,261)	1,690,435

Total liabilities and shareholders’ equity	$7,106,318	$888	$7,107,206	$7,026,066	$2,734	$7,028,800

Our restated condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 reflect a $18.0 million and $18.6 million, respectively, decrease to retained earnings and a $14.9 million and $14.6 million, respectively, increase to additional paid-in capital primarily due to additional non-cash stock-based compensation and related tax effect recorded in connection with this restatement to correct prior year stock option-related accounting errors as described above. In 2006 and 2005, the $0.9 million and $1.2 million, respectively, increase to deferred tax assets (included in other assets) and $5.6 million and $5.8 million, respectively, increase to income taxes payable (included in accounts payable and accrued liabilities) resulted primarily due to the timing of the deductibility of certain stock-based compensation costs recorded in connection with the restatement.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical statements of earnings for the three months ended March 31, 2006 and 2005.

	Quarter ended March 31, 2006			Quarter ended March 31, 2005
	As			As
	previously			previously
	reported	Adjustments	As restated	reported	Adjustments	As restated

REVENUE
Net earned premium	$380,571	—	$380,571	$320,117	—	$320,117
Fee and commission income	31,468	201	31,669	33,076	(1,453)	31,623
Net investment income	36,581	—	36,581	22,341	—	22,341
Net realized investment gain	(1,298)	—	(1,298)	(3)	—	(3)
Other operating income	18,750	—	18,750	4,147	—	4,147

Total revenue	466,072	201	466,273	379,678	(1,453)	378,225

EXPENSE
Loss and loss adjustment expense, net	220,567	1500	$222,067	186,063	(88)	$185,975
Policy acquisition costs, net	78,215	(1,983)	76,232	59,357	1,788	61,145
Other operating expense	46,803	530	47,333	45,949	(272)	45,677
Interest expense	2,154	—	2,154	1,808	—	1,808

Total expense	347,739	47	347,786	293,177	1,428	294,605

Earnings from continuing operations before income tax expense	118,333	154	118,487	86,501	(2,881)	83,620
Income tax expense on continuing operations	39,782	(437)	39,345	29,183	(951)	28,232

Earnings from continuing operations	78,551	591	79,142	57,318	(1,930)	55,388
Earnings from discontinued operations, net of income taxes	—	—	—	—	—	—

Net earnings	$78,551	$591	$79,142	$57,318	$(1,930)	$55,388

Basic earnings per share data:

Earnings from continuing operations	$0.71	$—	$0.71	$0.56	$(0.02)	0.54
Earnings from discontinued operations	—	—	—	—	—	—

Net earnings	$0.71	$—	$0.71	$0.56	$(0.02)	0.54

Weighted average shares outstanding	111,014	—	111,014	103,241	—	103,241

Diluted earnings per share data:

Earnings from continuing operations	$0.67	$0.01	$0.68	$0.54	$(0.02)	$0.52
Earnings from discontinued operations	—	—	—	—	—	—

Net earnings	$0.67	$0.01	$0.68	$0.54	$(0.02)	$0.52

Weighted average shares outstanding	116,896	—	116,896	105,734	—	105,734

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The restatement created a small change in net cash flows from our operating and financing activities. The following table shows the effect of the restatement on our previously reported cash flows:

	Quarter ended March 31, 2006		Quarter ended March 31, 2005
	As		As
	previously		previously	As
	reported	As restated	reported	restated

Net earnings	$78,551	$79,142	$57,318	$55,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	44,362	44,362	(133,768)	(132,208)
Change in reinsurance recoverables	11,132	12,632	(824)	(824)
Change in ceded unearned premium	(114)	(114)	52,300	47,218
Change in loss and loss adjustment expense payable	23,775	23,775	49,939	49,851
Change in reinsurance balances payable	(27,057)	(27,057)	(29,842)	(18,782)
Stock-based compensation expense	—	2,703	—	597
Other, net	3,509	(1,131)	(6,629)	(12,746)
Cash provided by operating activities	77,937	78,091	33,909	33,909
Cash flows from financing activities:
Sale of common stock	7,792	7,638	21,087	21,087
Cash provided by financing activities	7,907	7,753	11,397	11,397
In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense for the three months ended March 31, 2005 required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation included in Note 3 of the Notes to Condensed Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect on the consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options on the date of grant. We have corrected these errors in Note 3 to the consolidated financial statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table presents the effect of these corrections on our pro forma calculation of our net income and earnings per share for the three months ended March 31, 2005:

	March 31, 2005
	(As
	previously
	reported)	(As restated)
Reported net earnings	$57,318	$55,388
Stock-based compensation included in reported net earnings, net of income taxes	—	531
Stock-based compensation using fair value method, net of income taxes	(1,277)	(1,610)

Pro forma net earnings	$56,041	$54,309

Reported basic earnings per share	$0.56	$0.54
Fair value stock-based compensation	(0.02)	(0.01)

Pro forma basic earnings per share	$0.54	$0.53

Reported diluted earnings per share	$0.54	$0.52
Fair value stock-based compensation	(0.01)	(0.01)

Pro forma diluted earnings per share	$0.53	$0.51

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(3)	STOCK OPTIONS

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options vest over a period of up to seven years, which is the requisite service period, and expire four to ten years after grant date.

Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requires companies to charge the fair value of stock-based compensation to earnings. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. We are recognizing compensation expense in 2006 and thereafter based on our unvested stock options granted before January 1, 2006 and all options granted after that date. The 2005 and prior period financial statements were not restated to reflect the implementation of SFAS 123(R). We will use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and will expense that value on a straight-line basis over the option’s vesting period. We made no modifications to our stock option plans in conjunction with our adoption of SFAS 123(R). In 2005, we accounted for stock options granted to employees in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.

In the first quarter of 2006, we expensed $2.7 million ($1.9 million after tax or $0.02 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. At March 31, 2006, there was approximately $38.2 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.1 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

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

	Three months ended March 31,
	2006	2005
Fair value of options granted (As restated)	$7.04	$7.85
Risk free interest rate	4.5%	3.8%
Expected volatility	22%	32%
Expected dividend yield	1.0%	1.0%
Expected option life	3.5 years	4.9 years

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table details our stock option activity during the three months ended March 31, 2006.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value
Outstanding, beginning of year	8,219	$20.71
Granted	463	31.64
Exercised	(373)	15.87
Forfeited and expired	(106)	20.58

Outstanding, end of period	8,203	21.55	4.3 years	$108,701

Exercisable, end of period	1,660	17.36	3.0 years	28,953

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
Exercise of options during the first quarter of 2006 and 2005 resulted in cash receipts of $5.9 million and $21.1 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB Opinion No. 25. We recorded a $1.8 million benefit as financing cash flow in the first quarter of 2006 and $1.8 million as operating cash flow in the first quarter of 2005.
Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Under APB Opinion No. 25, compensation cost was measured as of the date the number of shares and exercise price became fixed. The terms of an award were generally fixed on the date of grant, requiring the stock option to be accounted for as a fixed award. For fixed awards, compensation expense was measured as the excess, if any, of the quoted market price of our stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards, if any, was recognized ratably over the vesting period using the straight-line single option method.
If the number of shares or exercise price was not fixed upon the date of grant, the award was accounted for as a variable award until the number of shares or the exercise price became fixed, or until the award was exercised, canceled, or expired unexercised. For variable awards, intrinsic value was remeasured each period and was equal to the fair market value of our stock as of the end of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit to be recognized each period fluctuated based on changes in our closing price from the end of the previous reporting period to the end of the current reporting period. In cases when our closing stock price did not exceed the recipient’s exercise price, no compensation expense resulted. Compensation expense for variable awards, if any, was recognized in accordance with FIN No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plan, An Interpretation of APB Opinions No. 15 and 25.
We accounted for modifications to stock options under APB No. 25, as subsequently interpreted by FIN No. 44. Modifications included, but were not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense for modified awards was recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurred while not providing substantive services, after the date of modification. The intrinsic value of the award was the difference between the fair market value of our common stock on the date of modification and the recipient’s exercise price.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Stock options issued to non-employees were accounted for in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock options issued to non-employees was valued using the Black-Scholes model and was amortized over the vesting period in accordance with FIN No. 28.
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

(As restated)
Reported net earnings	$55,388
Stock-based compensation included in reported net earnings, net of income taxes	531
Stock-based compensation using fair value method, net of income taxes	(1,610)

Pro forma net earnings	$54,309

Reported basic earnings per share	$0.54
Fair value stock-based compensation	(0.01)

Pro forma basic earnings per share	$0.53

Reported diluted earnings per share	$0.52
Fair value stock-based compensation	(0.01)

Pro forma diluted earnings per share	$0.51

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(4)	REINSURANCE

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
			(As restated)

Three months ended March 31, 2006

Primary business	$410,191	$422,510	$227,250
Reinsurance assumed	95,867	70,880	45,791
Reinsurance ceded	(113,007)	(112,819)	(50,974)

Net amounts	$393,051	$380,571	$222,067

Three months ended March 31, 2005

Primary business	$398,281	$412,095	$221,446
Reinsurance assumed	76,838	72,580	48,506
Reinsurance ceded	(117,767)	(164,558)	(83,977)

Net amounts	$357,352	$320,117	$185,975

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $10.0 million in 2006 and $30.7 million in 2005.
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31,	December 31,
	2006	2005
		(As restated)

Reinsurance recoverable on paid losses	$102,200	$93,837
Reinsurance recoverable on outstanding losses	730,451	636,225
Reinsurance recoverable on incurred but not reported losses	527,012	644,062
Reserve for uncollectible reinsurance	(10,312)	(12,141)

Total reinsurance recoverables	$1,349,351	$1,361,983

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

	March 31,	December 31,
	2006	2005

Payables to reinsurers	$293,480	$291,826
Letters of credit	348,292	350,135
Cash deposits	58,025	64,150

Total credits	$699,797	$706,111

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2006	2005
		(As restated)

Loss and loss adjustment expense payable	$2,837,495	$2,813,720
Reinsurance recoverable on outstanding losses	(730,451)	(636,225)
Reinsurance recoverable on incurred but not reported losses	(527,012)	(644,062)

Net reserves	$1,580,032	$1,533,433

Unearned premium	$825,375	$807,109
Ceded unearned premium	(239,530)	(239,416)

Net unearned premium	$585,845	$567,693

Deferred policy acquisition costs	$161,329	$156,253
Deferred ceding commissions	(66,900)	(67,886)

Net deferred policy acquisition costs	$94,429	$88,367

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

(5)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)

Net earnings	$79,142	$55,388

Weighted average common shares outstanding	111,014	103,241
Dilutive effect of outstanding options (determined using the treasury stock method)	1,528	1,589
Dilutive effect of convertible debt (determined using the treasury stock method)	4,354	904

Weighted average common shares and potential common shares outstanding	116,896	105,734

Anti-dilutive stock options not included in treasury stock method computation	2,563	26

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

(6)	SEGMENT AND GEOGRAPHIC INFORMATION

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Three months ended March 31, 2006 (As restated)

Revenue:
Domestic	$343,688	$14,769	$19,781	$1,177	$379,415
Foreign	76,849	10,009	—	—	86,858
Inter-segment	6	17,958	—	—	17,964

Total segment revenue	$420,543	$42,736	$19,781	$1,177	484,237

Inter-segment eliminations					(17,964)

Consolidated total revenue					$466,273

Net earnings (loss):
Domestic	$49,969	$5,235	$12,989	$(3,114)	$65,079
Foreign	10,088	3,689	—	—	13,777

Total segment net earnings (loss)	$60,057	$8,924	$12,989	$(3,114)	78,856

Inter-segment eliminations					286

Consolidated net earnings					$79,142

Other items:
Net investment income	$32,007	$2,296	$1,635	$643	$36,581
Depreciation and amortization	1,138	2,013	127	547	3,825
Interest expense (benefit)	375	2,846	114	(1,181)	2,154
Capital expenditures	461	815	438	1,366	3,080

Income tax expense (benefit)	28,096	6,668	6,141	(1,858)	39,047
Inter-segment eliminations					298

Consolidated income tax expense					$39,345

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Three months ended March 31, 2005 (As restated)

Revenue:
Domestic	$283,672	$12,762	$1,906	$579	$298,919
Foreign	68,837	10,469	—	—	79,306
Inter-segment	96	21,529	—	—	21,625

Total segment revenue	$352,605	$44,760	$1,906	$579	399,850

Inter-segment eliminations					(21,625)

Consolidated total revenue					$378,225

Net earnings (loss):
Domestic	$35,081	$7,044	$1,091	$(3,922)	$39,294
Foreign	11,647	2,310	—	—	13,957

Total segment net earnings (loss)	$46,728	$9,354	$1,091	$(3,922)	53,251

Inter-segment eliminations					2,137

Consolidated net earnings					$55,388

Other items:
Net investment income	$20,076	$1,356	$539	$370	$22,341
Depreciation and amortization	1,207	1,925	126	452	3,710
Interest expense (benefit)	61	2,030	189	(472)	1,808
Capital expenditures	598	590	—	402	1,590

Income tax expense	20,226	6,191	224	280	26,921
Inter-segment eliminations					1,311

Consolidated income tax expense					$28,232

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)

Diversified financial products	$169,112	$106,851
Group life, accident and health	127,761	128,945
Aviation	33,197	33,817
London market account	21,928	26,711
Other specialty lines	28,640	21,225
Discontinued lines	(67)	2,568

Net earned premium	$380,571	$320,117

Property and casualty	$25,407	$26,066
Accident and health	6,262	5,557

Fee and commission income	$31,669	$31,623

(7)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Three months ended March 31,
	2006	2005

Cash received from commutations	$—	$32,635
Income taxes paid	16,038	13,886
Interest paid	2,935	2,106
Comprehensive income (As restated)	62,622	37,775

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(8)	COMMITMENTS AND CONTINGENCIES

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
Stock Option Investigation Matters

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

(9) SUBSEQUENT EVENTS

On October 30, 2006, we received a registered letter from U.S. Bank, as trustee for the holders of our 2.00% Convertible Notes due 2021, 1.30% Convertible Notes due 2023 and 2.00% Convertible Exchange Notes due 2021, stating that U.S. Bank, as trustee, had not received our consolidated financial statements for the quarter ended June 30, 2006. If we do not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC and deliver the report to the trustee within sixty days from the date notice was received from the trustee, such failure to file and deliver will be considered an “Event of Default” under the indenture governing the notes. If an “Event of Default” were to occur under the indentures for any series of the notes, the trustee or holders of at least 25% of the aggregate principal of such series then outstanding could declare all the unpaid principal on such series of notes then outstanding to be immediately due and payable. Likewise, we have not timely delivered our Form 10-Q’s for the quarters ended June 30 and September 30, 2006 as required by the terms of our Revolving Loan Facility agreement. The banks that are a party to the agreement waived certain “Defaults” or “Events of Default” until January 31, 2007. In addition, our restatement of our prior year financial statements might be considered an “Event of Default” which has been waived until January 31, 2007. Our failure to comply with the covenants in the indentures for our convertible notes and our Revolving Loan Facility loan agreement in the future could have a material adverse effect on our stock price, business and financial condition if we would not have available funds at that time to repay any defaulted debt. A default and acceleration under the indentures for our convertible notes and loan agreement may also trigger cross-acceleration under our other debt instruments.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
On August 3, 2006, we reached an agreement to acquire the assets of the Health Products Division (the Division) of Allianz Life Insurance Company of North America for cash consideration of $140.0 million and to assume the Division’s outstanding loss reserves. The Division’s operations include medical stop loss insurance for self-insured corporations and groups; excess insurance for HMOs; provider excess insurance for integrated delivery systems; excess medical reinsurance to small and regional insurance carriers; and Life Trac, a network for providing organ and bone marrow transplants. The Division currently writes more than $300.0 million in annual gross premium. We plan to integrate the Division’s operations into HCC Life Insurance Company, within our insurance company segment. Internal funds were utilized to make the acquisition, which was consummated on October 2, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto. As further described below in Note 2 to our Condensed Consolidated Financial Statements, we restated our Consolidated Financial Statements as of and for the years ended December 31, 1997 through 2005 and as of and for the quarters ended March 31, 2005 and 2006. The effects of these restatements are reflected in our Condensed Consolidated Financial Statements and the related Notes thereto. Management’s Discussion and Analysis has been updated to reflect the effects of the restatement.
RESTATEMENT OF FINANCIAL STATEMENTS, SPECIAL COMMITTEE COMPANY FINDINGS
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
Before the Board of Directors reviewed the results of the investigation, the Chairman of the Compensation Committee tendered his resignation from the Board of Directors on November 8, 2006. After reviewing the results of the investigation, the Board of Directors determined that it would be appropriate to accept the resignations of Mr. Way and Mr. Martin, which both tendered on November 17, 2006. Mr. Way will remain a director of HCC and serve as the non-executive Chairman of the Board of Directors and has entered into a consulting agreement with us to assist in the transition of leadership and to provide strategic guidance. We have entered into agreements with Mr. Way and Mr. Martin which, among other things, require them to disgorge an amount equal to the difference between the actual measurement date prices determined by HCC and the prices at which these individuals exercised mis-priced options since 1997.
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend this Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 as filed on May 10, 2006 (the Original Filing), to restate our condensed consolidated financial statements for the three months ended March 31, 2006 and 2005 and the related disclosures. However, the impact of the restatement in any of the restated periods is not material. We are making the restatement in accordance with generally accepted accounting principles to record the following:
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
In connection with the investigation, we determined that a number of executive officers received in-the-money options. If such options are ultimately determined to be in-the-money grants for tax purposes, pursuant to Section 162(m) of the Internal Revenue Code and, if in the year of exercise the officers’ compensation, including proceeds from options exercised, exceeded $1.0 million, we would not be entitled to a tax effect of the deduction for any amount in excess of such $1.0 million for officers covered by Section 162(m). We estimate the tax effect of the deduction was $4.6 million, substantially all of which was recorded as a reduction to shareholders’ equity.
There were immaterial adjustments that were not made in the originally filed consolidated financial statements. We have taken the opportunity presented by this restatement to record these adjustments, which amounted to a net $2.4 million increase in earnings from continuing operations before income tax expense, for the years 2001 through 2005.
The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
	Net earnings as	stock option
	previously	compensation			Total	Net earnings
	reported	expense	Other	Tax effect	adjustments	as restated

Three months ended March 31,
2006	$78,551	$(530)	$684	$437	$591	$79,142
2005	57,318	(728)	(2,153)	951	(1,930)	55,388
The restatement adjustments increased (reduced) previously reported diluted net earnings per share by $0.01 and $(0.02) for the three months ended March 31, 2006 and 2005, respectively.
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
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.9 billion at March 31, 2006. We earned $79.1 million or $0.68 per diluted share in the first quarter of 2006 compared to $55.3 million or $0.52 in 2005, despite the dilution from a $150.0 million common stock offering in November 2005. Shareholders’ equity increased by 25% from a year ago to $1.8 billion at March 31, 2006, principally from a combination of net earnings and the 2005 equity offering.
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
Results of Operations
Net earnings increased 43% to $79.1 million ($0.68 per diluted share) in 2006 from $55.4 million ($0.52 per diluted share) in 2005. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2006 earnings.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)
Net earned premium	81.7%	84.6%
Fee and commission income	6.8	8.4
Net investment income	7.8	5.9
Net realized investment loss	(0.3)	—
Other operating income	4.0	1.1

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	47.6	49.1
Policy acquisition costs, net	16.3	16.2
Other operating expense	10.2	12.1
Interest expense	0.5	0.5

Earnings before income tax expense	25.4	22.1
Income tax expense	8.4	7.5

Net earnings	17.0%	14.6%

Total revenue increased 23% to $466.3 million in 2006, driven by significant growth in net earned premium, investment income and other operating income, which more than offset the expected decrease in fee and commission income. We expect total revenue to continue to grow throughout 2006.

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

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)

Agency	$23,061	$21,987
Insurance companies	8,608	9,636

Fee and commission income	$31,669	$31,623

The sources of net investment income are detailed below.

	Three months ended March 31,
	2006	2005

Fixed income securities	$24,305	$17,506
Short-term investments	7,540	4,193
Other investments	6,412	1,767

Total investment income	38,257	23,466
Investment expense	(1,676)	(1,125)

Net investment income	$36,581	$22,341

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

Loss and loss adjustment expense increased 19% and policy acquisition costs increased 25% in 2006 primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 4% in 2006. The increase primarily related to stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R) and operating expenses of subsidiaries acquired in the second half of 2005, partially offset by lower legal and accounting expenses. We had 1,458 employees at March 31, 2006 compared to 1,262 a year earlier, with the increase due to acquisitions. See the Recent Accounting Changes section below for further discussion of our adoption of SFAS 123(R) in 2006.
Our effective income tax rate was 33.2% for 2006, compared to 33.8% for 2005.
At March 31, 2006, book value per share was $15.79, up from $15.26 at December 31, 2005. Total assets were $7.1 billion and shareholders’ equity was $1.8 billion, up from $7.0 billion and $1.7 billion, respectively, at December 31, 2005.

Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 29% to $60.1 million in the first quarter of 2006 compared to $46.7 million in the first quarter of 2005. The growth in segment net earnings was driven by an increase in underwriting income, increased investment income and the operations of acquired subsidiaries. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow during 2006.
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
Losses and Loss Adjustment Expenses
Our net adverse development relating to prior year losses included in net incurred loss and loss adjustment expense was $4.1 million in 2006 and $1.6 million in 2005. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 55.3% in 2006 and 55.7% in 2005. The following table provides comparative net loss ratios by line of business, which were relatively consistent with the prior year ratios.

		Three months ended March 31,
	2006		2005
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
		(As restated)		(As restated)

Diversified financial products	$169,112	50.8%	$106,851	49.0%
Group life, accident and health	127,761	69.7	128,945	69.0
Aviation	33,197	54.3	33,817	51.6
London market account	21,928	48.1	26,711	44.6
Other specialty lines	28,640	63.9	21,225	59.7
Discontinued lines	(67)	nm	2,568	102.1

Totals	$380,571	58.4%	$320,117	58.1%

Expense ratio		27.1		26.9

Combined ratio		85.5%		85.0%

nm — Not meaningful comparison

Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $76.2 million in the first quarter of 2006 from $61.1 million in the first quarter of 2005. Policy acquisition costs as a percentage of net earned premium increased to 20.0% in 2006 from 19.1% in 2005 due to a change in the mix of business and higher retention rates. The expense ratio also increased slightly in 2006 compared to 2005 for the same reasons.
Agency Segment
Revenue from our agency segment decreased to $42.7 million in the first quarter of 2006 from $44.8 million in the first quarter of 2005, primarily due to less business produced in certain lines and the overall effect of ceding less reinsurance. In addition, we consolidated our largest underwriting agency into one of our life insurance companies effective January 1, 2005. As a result, segment net earnings also decreased in 2006 to $8.9 million from $9.4 million in 2005. While increased retentions result in less fee and commission income to our agency segment, they generate increased insurance company revenue and net earnings. We expect the revenue and net earnings of this segment will stabilize in 2006 and only decline slightly due to continuing changes in the mix of business, but should begin to increase again in 2007.
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

The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2006	2005
	(As restated)	(As restated)

Net earnings	$79,142	$55,388
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(13,013)	(51,115)
Change in unearned premium, net	18,152	30,376
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	36,407	49,027
Change in trading portfolio	(47,994)	(41,328)
Other, net	5,397	(8,439)

Cash provided by operating activities	$78,091	$33,909

Cash provided by operating activities increased $44.2 million in 2006. Cash received from commutations, included in cash provided by operating activities, totaled $32.6 million in 2005. Cash flow from operations was unusually low in 2005 due to the timing of receipt of premiums and payment of payables.
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
As a result of our delayed filing of our Form 10-Q for the quarters ended June 30, 2006 and September 30, 2006, we are ineligible to register our securities on Form S-3 or use our previously filed shelf registration statement for sale of our securities by us or resale of our securities by others until we have timely filed all periodic reports under the Securities Exchange Act of 1934 for one year. We may use Form S-1 to raise capital and borrow money utilizing public debt or complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner. In addition, the financial strength ratings of our insurance companies and our debt ratings, which A.M. Best placed under review with negative implications and Fitch Ratings and Standard & Poor’s affirmed with a stable outlook, if reduced, might significantly impede our ability to raise capital and borrow money.

On October 30, 2006, we received a registered letter from U.S. Bank, as trustee for the holders of our 2.00% Convertible Notes due 2021, 1.30% Convertible Notes due 2023 and 2.00% Convertible Exchange Notes due 2021, stating that U.S. Bank, as trustee, had not received our consolidated financial statements for the quarter ended June 30, 2006. If we do not file our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 with the SEC and deliver the report to the trustee within sixty days from the date notice was received from the trustee, such failure to file and deliver will be considered an “Event of Default” under the indenture governing the notes. If an “Event of Default” were to occur under the indentures for any series of the notes, the trustee or holders of at least 25% of the aggregate principal of such series then outstanding could declare all the unpaid principal on such series of notes then outstanding to be immediately due and payable. Likewise, we have not timely delivered our Form 10-Q’s for the quarters ended June 30 and September 30, 2006 as required by the terms of our Revolving Loan Facility agreement. The banks that are a party to the agreement waived certain “Defaults” or “Events of Default” until January 31, 2007. In addition, our restatement of our prior year financial statements might be considered an “Event of Default” which has been waived until January 31, 2007. Our failure to comply with the covenants in the indentures for our convertible notes and our Revolving Loan Facility loan agreement in the future could have a material adverse effect on our stock price, business and financial condition if we would not have available funds at that time to repay any defaulted debt. A default and acceleration under the indentures for our convertible notes and loan agreement may also trigger cross-acceleration under our other debt instruments.
In December 2006, our existing Revolving Loan Facility was increased by $100.0 million to $300.0 million. Pursuant to the terms of the agreement, the Company can borrow up to $25 million in addition to what is currently borrowed for working capital purposes. However, the full unfunded amount of the facility would be available to pay any potential convertible note conversion or put.
Based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively repriced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future cost related to the informal inquiry.
Our debt to total capital ratio was 15.0% at March 31, 2006 and 15.5% at December 31, 2005.
We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity will provide sufficient sources of liquidity to meet our current operating needs for the foreseeable future.
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
In the first quarter of 2006, we expensed $2.7 million ($1.9 million after tax or $0.02 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. At March 31, 2006, there was approximately $38.2 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.1 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding. In the first quarter of 2005 we expensed $0.7 million of stock-based compensation under APB Opinion No. 25.
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
The Securities and Exchange Commission has issued Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 establishes a standard approach for quantifying the materiality of errors to current and prior period financial statements. SAB 108’s guidelines must be applied in the fourth quarter, and adjustments, if any, will be recorded either by restating prior year financial statements or recording a cumulative effect adjustment as of January 1, 2006. We believe the requirements of SAB 108 will have no effect on our consolidated financial statements.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies, except for the adoption of SFAS No. 123(R) as discussed above, from the information provided in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
Background of Restatement
As disclosed in Explanatory Note — Restatement of Consolidated Financial Statements on page 3 of this Form 10-Q/A and in Note 2 to the Condensed Consolidated Financial Statements, in August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. On November 17, 2006, we announced that the Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date.
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
We determined that, in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these mis-priced options for the excess of the market price of our stock on the actual accounting measurement date over the exercise price of the option. As a result, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005 to restate our consolidated financial statements and the related disclosures for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and to record an adjustment to the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. In addition, as discussed below, we concluded that we had a material weakness in our internal control over financial reporting as of March 31, 2006.
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
As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act because of the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our current management identified the following material weakness in our internal control over financial reporting as of March 31, 2006.
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
We are actively engaged in the implementation of other remediation efforts to address the material weakness identified in our internal control over financial reporting. Although we have not fully remediated the material weakness as of the date of this Form 10-Q/A filing, we believe we have made substantial progress.
Part II — Other Information
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 6. Exhibits
a. Exhibits
31.1 Certification by Chief Executive Officer
31.2 Certification by Chief Financial Officer
32.1 Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

December 26, 2006	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti Chief Executive Officer

December 26, 2006	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

Index to Exhibits
31.1 Certification by Chief Executive Officer
31.2 Certification by Chief Financial Officer
32.1 Certification with Respect to Quarterly Report