Form 10-Q
period 2006-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-12-27
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended June 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from _______ to __________

Commission file number	001-13790
HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
On July 31, 2006, there were approximately 111.3 million shares of common stock, $1.00 par value issued and outstanding.

HCC INSURANCE HOLDINGS, INC.

EXPLANATORY NOTE — LATE FILING OF QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006
A Special Committee of our Board of Directors conducted an investigation of our past stock option granting practices and announced its findings on November 17, 2006. Because we did not know the financial impact of the Special Committee’s investigation, we were not able to timely file our quarterly report on Form 10-Q for our second quarter ended June 30, 2006. We have completed calculating the financial effect utilizing the results of the investigation and are now filing this Form 10-Q for our second quarter. See Note 2 “Restatement of Financial Statements” of the notes to the Condensed Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements, Special Committee and Company Findings” for more information on the investigation and its financial effects.
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as growth of our business and operations, business strategy, competitive strengths, acquisitions, capital expenditures, goals, plans and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2006 - $2,741,514; 2005 - $2,277,139)	$2,687,441	$2,268,624
Short-term investments, at cost, which approximates fair value	623,138	839,581
Other investments, at fair value (cost: 2006 - $242,526; 2005 - $144,897)	257,022	149,223

Total investments	3,567,601	3,257,428
Cash	44,342	73,935
Restricted cash and cash investments	167,073	170,978
Premium, claims and other receivables	896,983	884,654
Reinsurance recoverables	1,353,288	1,361,983
Ceded unearned premium	238,281	239,416
Ceded life and annuity benefits	72,782	73,415
Deferred policy acquisition costs	177,982	156,253
Goodwill	531,760	532,947
Other assets	321,559	277,791

Total assets	$7,371,651	$7,028,800

LIABILITIES

Loss and loss adjustment expense payable	$2,918,441	$2,813,720
Life and annuity policy benefits	72,782	73,415
Reinsurance balances payable	154,248	176,954
Unearned premium	910,188	807,109
Deferred ceding commissions	67,325	67,886
Premium and claims payable	735,120	753,859
Notes payable	337,274	309,543
Accounts payable and accrued liabilities	345,675	335,879

Total liabilities	5,541,053	5,338,365
SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2006 — 111,253; 2005 — 110,803)	111,253	110,803
Additional paid-in capital	778,128	762,170
Retained earnings	947,211	798,388
Accumulated other comprehensive income (loss)	(5,994)	19,074

Total shareholders’ equity	1,830,598	1,690,435

Total liabilities and shareholders’ equity	$7,371,651	$7,028,800

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands, except per share data)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
REVENUE

Net earned premium	$783,891	$657,843	$403,320	$337,726
Fee and commission income	65,547	68,926	33,878	37,303
Net investment income	72,754	45,041	36,173	22,700
Net realized investment gain (loss)	(1,497)	2,000	(199)	2,003
Other operating income	38,795	9,252	20,045	5,105

Total revenue	959,490	783,062	493,217	404,837

EXPENSE

Loss and loss adjustment expense, net	453,092	384,164	231,025	198,189
Policy acquisition costs, net	152,809	121,988	76,577	60,843
Other operating expense	97,002	95,871	49,669	50,194
Interest expense	4,437	3,778	2,283	1,970

Total expense	707,340	605,801	359,554	311,196

Earnings before income tax expense	252,150	177,261	133,663	93,641
Income tax expense	83,864	58,517	44,519	30,285

Net earnings	$168,286	$118,744	$89,144	$63,356

Basic earnings per share data:

Net earnings per share	$1.51	$1.14	$0.80	$0.60

Weighted average shares outstanding	111,117	104,106	111,218	104,962

Diluted earnings per share data:

Net earnings per share	$1.44	$1.11	$0.76	$0.59

Weighted average shares outstanding	116,885	107,042	116,860	108,269

Cash dividends declared, per share	$0.175	$0.132	$0.100	$0.075

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Six months ended June 30, 2006
(unaudited, in thousands, except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income (loss)	equity
Balance at December 31, 2005	$110,803	$762,170	$798,388	$19,074	$1,690,435
Net earnings	—	—	168,286	—	168,286
Other comprehensive loss	—	—	—	(25,068)	(25,068)

Comprehensive income					143,218
Issuance of 450 shares for exercise of options, including tax benefit of $2,264	450	9,210	—	—	9,660
Stock-based compensation	—	6,748	—	—	6,748
Cash dividends declared, $0.175 per share	—	—	(19,463)	—	(19,463)

Balance at June 30, 2006	$111,253	$778,128	$947,211	$(5,994)	$1,830,598

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Cash flows from operating activities:
Net earnings	$168,286	$118,744	$89,144	$63,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(10,298)	(90,611)	(54,660)	41,597
Change in reinsurance recoverables	8,695	(19,014)	(3,937)	(18,190)
Change in ceded unearned premium	1,135	45,861	1,249	(1,357)
Change in loss and loss adjustment expense payable	104,721	124,887	80,946	75,036
Change in reinsurance balances payable	(22,706)	(39,650)	4,351	(20,868)
Change in unearned premium	103,079	25,536	84,813	42,378
Change in premium and claims payable, net of restricted cash	(17,222)	15,536	13,096	(84,339)
Change in trading portfolio	(84,491)	(38,054)	(36,497)	3,274
Depreciation and amortization expense	7,644	7,360	3,819	3,650
Stock-based compensation expense	6,090	1,170	3,387	573
Other, net	(4,992)	(32,928)	(3,861)	(20,182)

Cash provided by operating activities	259,941	118,837	181,850	84,928

Cash flows from investing activities:
Sales of fixed income securities	164,097	114,770	98,443	59,089
Maturity or call of fixed income securities	117,698	98,468	58,472	66,218
Cost of securities acquired	(791,385)	(498,144)	(319,771)	(221,144)
Change in short-term investments	218,856	181,716	(27,894)	36,691
Sale of strategic investment	17,363	—	—	—
Payments for purchase of subsidiaries, net of cash received	(37,457)	(34,881)	(13,457)	(34,881)
Other, net	(5,097)	(11,378)	(3,050)	(10,260)

Cash used by investing activities	(315,925)	(149,449)	(207,257)	(104,287)

Cash flows from financing activities:
Issuance of notes payable	39,000	33,000	28,000	33,000
Payments on notes payable	(11,249)	(14,465)	(142)	(14,372)
Sale of common stock	9,660	28,837	2,022	7,750
Dividends paid	(16,648)	(11,716)	(8,338)	(5,933)
Other	5,628	(3,814)	(2,904)	—

Cash provided by financing activities	26,391	31,842	18,638	20,445

Net increase (decrease) in cash	(29,593)	1,230	(6,769)	1,086
Cash at beginning of period	73,935	69,933	51,111	70,077

Cash at end of period	$44,342	$71,163	$44,342	$71,163

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

Management must make estimates and assumptions that affect amounts reported in our financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2005 condensed consolidated financial statements to conform to the 2006 presentation. The reclassifications included the elimination of certain intercompany premium receivable and premium payable balances and reclassification of the corresponding lines in our 2005 condensed statements of cash flows. None of these reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

During 2006 and 2005, we completed several acquisitions. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the six months and three months ended June 30, 2006 and 2005 do not contain any operations of the entities acquired in 2006 or 2005 prior to their acquisition date.

Income Tax

For the six months ended June 30, 2006 and 2005, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest, state income taxes and a special $1.8 million U.S. repatriation tax benefit in 2005.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Recent Accounting Change

The Financial Accounting Standards Board (FASB) has issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. Effective January 1, 2007, FIN 48 clarifies the accounting for uncertain income tax positions. We are currently reviewing the requirements of FIN 48 to determine the effect it will have on our consolidated financial statements.

The FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarified the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us on January 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our consolidated financial statements.

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

(2)	RESTATEMENT OF FINANCIAL STATEMENTS

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend our 2005 Annual Report filed with the SEC on Form 10-K and our first quarter 2006 quarterly report filed with the SEC on Form 10-Q, to restate our consolidated financial statements and disclosures. The amended Forms 10-K/A and 10-Q/A have been filed with the SEC. We made the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied.

•	Other minor adjustments that were not recorded in the originally filed financial statements due to their immateriality. These minor adjustments primarily relate to fee and commission income, loss and loss adjustment expense, policy acquisition costs and other operating expense. In addition, balance sheet reclassifications have been recorded to appropriately present certain reinsurance recoverables and payables.

•	Related tax effects associated with the recognition of non-cash compensation expense and other adjustments as well as additional taxes that may be due and payable.
We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than noted above. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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

The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
		stock option
	Net earnings as	compensation				Net earnings
	previously reported	expense	Other	Tax effect	Total adjustments	as restated
Six months ended June 30, 2005	$121,376	$(1,390)	$(2,453)	$1,211	$(2,632)	$118,744
Three months ended June 30, 2005	$64,058	$(662)	$(300)	$260	$(702)	$63,356
The restatement adjustments reduced previously reported diluted net earnings per share by $0.02 and $0.00 for the six and three months ended June 30, 2005, respectively.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical statements of earnings for the six and three months ended June 30, 2005.

	Six months ended June 30 , 2005			Three months ended June 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
REVENUE
Net earned premium	$657,843	$—	$657,843	$337,726	$—	$337,726
Fee and commission income	70,379	(1,453)	68,926	37,303	—	37,303
Net investment income	45,041	—	45,041	22,700	—	22,700
Net realized investment gain	2,000	—	2,000	2,003	—	2,003
Other operating income	9,252	—	9,252	5,105	—	5,105

Total revenue	784,515	(1,453)	783,062	404,837	—	404,837

EXPENSE
Loss and loss adjustment expense, net	384,164	—	384,164	198,101	88	198,189
Policy acquisition costs, net	119,988	2,000	121,988	60,631	212	60,843
Other operating expense	95,481	390	95,871	49,532	662	50,194
Interest expense	3,778		3,778	1,970		1,970

Total expense	603,411	2,390	605,801	310,234	962	311,196

Earnings from continuing operations before income tax expense	181,104	(3,843)	177,261	94,603	(962)	93,641
Income tax expense on continuing operations	59,728	(1,211)	58,517	30,545	(260)	30,285

Earnings from continuing operations	121,376	(2,632)	118,744	64,058	(702)	63,356
Earnings from discontinued operations, net of income taxes	—	—	—	—	—	—

Net earnings	$121,376	$(2,632)	$118,744	$64,058	$(702)	$63,356

Basic earnings per share data:
Earnings from continuing operations	$1.17	$(0.03)	$1.14	$0.61	$(0.01)	$0.60
Earnings from discontinued operations	—	—	—	—	—	—

Net earnings	$1.17	$(0.03)	$1.14	$0.61	$(0.01)	$0.60

Weighted average shares outstanding	104,106	—	104,106	104,962	—	104,962

Diluted earnings per share data:
Earnings from continuing operations	$1.13	$(0.02)	$1.11	$0.59	$—	$0.59
Earnings from discontinued operations	—	—	—	—	—	—

Net earnings	$1.13	$(0.02)	$1.11	$0.59	$—	$0.59

Weighted average shares outstanding	107,042	—	107,042	108,269	—	108,269

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were affected by the restatement adjustments. The following table shows the effect of the restatement on our previously reported cash flows:

	Six months ended June 30, 2005		Three months ended June 30, 2005
	As		As
	previously		previously
	reported	As restated	reported	As restated
Net earnings	$121,376	$118,744	$64,058	$63,356
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(76,659)	(90,611)	47,234	41,597
Change in reinsurance recoverables	(17,530)	(19,014)	(17,781)	(18,190)
Change in ceded unearned premium	50,943	45,861	(1,357)	(1,357)
Change in loss and loss adjustment expense payable	124,887	124,887	74,948	75,036
Change in reinsurance balances payable	(50,710)	(39,650)	(20,868)	(20,868)
Change in premium and claims payable, net of restricted cash	(1,460)	15,536	(90,385)	(84,339)
Stock-based compensation expense	—	1,170	—	573
Other, net	(26,852)	(32,928)	(20,223)	(20,182)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense for the six and three months ended June 30, 2005 required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation included in Note 3 of the Notes to Condensed Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect on the consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options on the date of grant. We have corrected these errors in Note 3 to the consolidated financial statements.
The following table presents the effect of those corrections on our pro forma calculation of our net income and earnings per share for the six months and three months ended June 30, 2005:

	Six months ended		Three months ended
	June 30, 2005		June 30, 2005
	As		As
	previously	As	previously	As
	reported	restated	reported	restated
Reported net earnings	$121,376	$118,744	$64,058	$63,356
Stock-based compensation included in reported net earnings, net of income taxes	—	1,038	—	507
Stock-based compensation using fair value method, net of income taxes	(2,690)	(3,338)	(1,413)	(1,728)

Pro forma net earnings	$118,686	$116,444	$62,645	$62,135

Reported basic earnings per share	$1.17	$1.14	$0.61	$0.60
Fair value stock-based compensation	(0.03)	(0.02)	(0.01)	(0.01)

Pro forma basic earnings per share	$1.14	$1.12	$0.60	$0.59

Reported diluted earnings per share	$1.13	$1.11	$0.59	$0.59
Fair value stock-based compensation	(0.02)	(0.02)	(0.01)	(0.02)

Pro forma diluted earnings per share	$1.11	$1.09	$0.58	$0.57

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(3)	STOCK OPTIONS

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options vest over a period of up to seven years, which is the requisite service period, and expire four to ten years after grant date.

Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requires companies to charge the fair value of stock-based compensation to earnings. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. We are recognizing compensation expense in 2006 and thereafter based on our unvested stock options granted before January 1, 2006 and all options granted after that date. The 2005 and prior period financial statements were not restated to reflect the implementation of SFAS 123(R). We use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. We made no modifications to our stock option plans in conjunction with our adoption of SFAS 123(R). In 2005, we accounted for stock options granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employee.

In the first six months of 2006, we expensed $6.1 million ($4.3 million after tax or $0.04 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. We expensed $3.4 million ($2.4 million after tax or $0.02 per diluted share) in the second quarter of 2006. At June 30, 2006, there was approximately $36.2 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.8 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

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

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Fair value of options granted	$7.08	$7.94	$7.15	$7.98
Risk free interest rate	4.7%	3.9%	5.0%	3.9%
Expected volatility	21.9%	32.0%	21.1%	32.0%
Expected dividend yield	1.0%	1.0%	1.1%	1.0%
Expected option life	3.6 years	4.8 years	3.9 years	4.7 years

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table details our stock option activity during the six months ended June 30, 2006.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value
Outstanding, beginning of year	8,219	$20.71
Granted	698	31.78
Exercised	(452)	16.43
Forfeited and expired	(112)	20.21

Outstanding, end of period	8,353	21.87	4.1 years	$64,893

Exercisable, end of period	1,737	17.51	2.8 years	20,725

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during the first six months of 2006 and 2005 was $7.1 million and $19.2 million, respectively. At June 30, 2006, 12.1 million shares of our common stock were authorized and reserved for the exercise of options, of which 8.4 million shares were reserved for options previously granted and 3.7 million shares were reserved for future issuance.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Exercise of options during the first six months of 2006 and 2005 resulted in cash receipts of $7.4 million and $28.8 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB 25. We recorded a $2.3 million benefit as financing cash flow in the first six months of 2006 and $2.7 million as operating cash flow in the first six months of 2005.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Prior to adoption of SFAS 123(R), we were required to disclose the effect on net earnings and earnings per share if we had used the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, to value stock options. The effect on our consolidated financial results in 2005 if we had valued our options using the fair value method under SFAS 123 and the assumptions listed above is as follows:

	Six months	Three months
	ended June 30,	ended June 30,
	2005	2005
	(As restated)	(As restated)
Reported net earnings	$118,744	$63,356
Stock-based compensation included in reported net earnings, net of income taxes	1,038	507
Stock-based compensation using fair value method, net of income taxes	(3,338)	(1,728)

Pro forma net earnings	$116,444	$62,135

Reported basic earnings per share	$1.14	$0.60
Fair value stock-based compensation	(0.02)	(0.01)

Pro forma basic earnings per share	$1.12	$0.59

Reported diluted earnings per share	$1.11	$0.59
Fair value stock-based compensation	(0.02)	(0.02)

Pro forma diluted earnings per share	$1.09	$0.57

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(4)	REINSURANCE

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
			(As restated)
Six months ended June 30, 2006

Primary business	$932,332	$866,566	$476,183
Reinsurance assumed	159,780	135,596	83,123
Reinsurance ceded	(215,579)	(218,271)	(106,214)

Net amounts	$876,533	$783,891	$453,092

Six months ended June 30, 2005

Primary business	$864,076	$828,736	$464,367
Reinsurance assumed	150,479	150,864	98,833
Reinsurance ceded	(278,810)	(321,757)	(179,036)

Net amounts	$735,745	$657,843	$384,164

Three months ended June 30, 2006

Primary business	$522,141	$444,056	$248,933
Reinsurance assumed	63,913	64,716	37,332
Reinsurance ceded	(102,572)	(105,452)	(55,240)

Net amounts	$483,482	$403,320	$231,025

Three months ended June 30, 2005

Primary business	$465,795	$416,641	$242,921
Reinsurance assumed	73,641	78,284	50,327
Reinsurance ceded	(161,043)	(157,199)	(95,059)

Net amounts	$378,393	$337,726	$198,189

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $22.5 million in the first six months of 2006 and $54.6 million in the first six months of 2005.
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30,	December 31,
	2006	2005
		(As restated)
Reinsurance recoverable on paid losses	$119,364	$93,837
Reinsurance recoverable on outstanding losses	720,102	636,225
Reinsurance recoverable on incurred but not reported losses	525,715	644,062
Reserve for uncollectible reinsurance	(11,893)	(12,141)

Total reinsurance recoverables	$1,353,288	$1,361,983

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

	June 30,	December 31,
	2006	2005
Payables to reinsurers	$274,754	$291,826
Letters of credit	354,204	350,135
Cash deposits	58,666	64,150

Total credits	$687,624	$706,111

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2006	2005
		(As restated)
Loss and loss adjustment expense payable	$2,918,441	$2,813,720
Reinsurance recoverable on outstanding losses	(720,102)	(636,225)
Reinsurance recoverable on incurred but not reported losses	(525,715)	(644,062)

Net reserves	$1,672,624	$1,533,433

Unearned premium	$910,188	$807,109
Ceded unearned premium	(238,281)	(239,416)

Net unearned premium	$671,907	$567,693

Deferred policy acquisition costs	$177,982	$156,253
Deferred ceding commissions	(67,325)	(67,886)

Net deferred policy acquisition costs	$110,657	$88,367

(7)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earnings	$168,286	$118,744	$89,144	$63,356

Weighted average common shares outstanding	111,117	104,106	111,218	104,962
Dilutive effect of outstanding options (determined using the treasury stock method)	1,492	1,565	1,442	1,521
Dilutive effect of convertible debt (determined using the treasury stock method)	4,276	1,371	4,200	1,786

Weighted average common shares and potential common shares outstanding	116,885	107,042	116,860	108,269

Anti-dilutive stock options not included in treasury stock method computation	2,733	96	2,914	—

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(7)	SEGMENT AND GEOGRAPHIC INFORMATION
The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after all corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment since it is not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. Effective April 1, 2006 and January 1, 2005, we consolidated two underwriting agencies into two insurance companies and all operations after those dates have been reported in our insurance company segment.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Six months ended June 30, 2006

Revenue:
Domestic	$703,602	$29,675	$38,894	$2,514	$774,685
Foreign	164,999	19,806	—	—	184,805
Inter-segment	13	37,169	—	—	37,182

Total segment revenue	$868,614	$86,650	$38,894	$2,514	996,672

Inter-segment eliminations					(37,182)

Consolidated total revenue					$959,490

Net earnings (loss):
Domestic	$104,695	$13,373	$25,115	$(6,044)	$137,139
Foreign	24,798	6,244	—	—	31,042

Total segment net earnings (loss)	$129,493	$19,617	$25,115	$(6,044)	168,181

Inter-segment eliminations					105

Consolidated net earnings					$168,286

Other items:
Net investment income	$65,381	$4,576	$1,878	$919	$72,754
Depreciation and amortization	2,271	4,037	254	1,082	7,644
Interest expense (benefit)	720	5,868	264	(2,415)	4,437
Capital expenditures	1,179	1,189	495	3,267	6,130

Income tax expense (benefit)	60,457	14,077	12,459	(3,291)	83,702
Inter-segment eliminations					162

Consolidated income tax expense					$83,864

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Six months ended June 30, 2005 (As restated)

Revenue:
Domestic	$579,455	$29,864	$6,385	$1,205	$616,909
Foreign	145,025	21,128	—	—	166,153
Inter-segment	141	44,724	—	—	44,865

Total segment revenue	$724,621	$95,716	$6,385	$1,205	827,927

Inter-segment eliminations					(44,865)

Consolidated total revenue					$783,062

Net earnings (loss):
Domestic	$73,529	$16,543	$3,895	$(3,254)	$90,713
Foreign	22,628	3,586	—	—	26,214

Total segment net earnings (loss)	$96,157	$20,129	$3,895	$(3,254)	116,927

Inter-segment eliminations					1,817

Consolidated net earnings					$118,744

Other items:
Net investment income	$40,615	$2,896	$688	$842	$45,041
Depreciation and amortization	2,336	3,895	215	914	7,360
Interest expense (benefit)	266	4,345	378	(1,211)	3,778
Capital expenditures	763	1,534	77	919	3,293

Income tax expense (benefit)	43,556	14,013	1,350	(1,468)	57,451
Inter-segment eliminations					1,066

Consolidated income tax expense					$58,517

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Three months ended June 30, 2006

Revenue:
Domestic	$359,914	$14,906	$19,113	$1,337	$395,270
Foreign	88,150	9,797	—	—	97,947
Inter-segment	7	19,211	—	—	19,218

Total segment revenue	$448,071	$43,914	$19,113	$1,337	512,435

Inter-segment eliminations					(19,218)

Consolidated total revenue					$493,217

Net earnings (loss):
Domestic	$54,726	$8,138	$12,126	$(2,930)	$72,060
Foreign	14,710	2,555	—	—	17,265

Total segment net earnings (loss)	$69,436	$10,693	$12,126	$(2,930)	89,325

Inter-segment eliminations					(181)

Consolidated net earnings					$89,144

Other items:
Net investment income	$33,374	$2,280	$243	$276	$36,173
Depreciation and amortization	1,133	2,024	127	535	3,819
Interest expense (benefit)	345	3,022	150	(1,234)	2,283
Capital expenditures	718	374	57	1,901	3,050

Income tax expense (benefit)	32,361	7,409	6,318	(1,433)	44,655
Inter-segment eliminations					(136)

Consolidated income tax expense					$44,519

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Three months ended June 30, 2005 (As restated)

Revenue:
Domestic	$295,783	$17,102	$4,479	$626	$317,990
Foreign	76,188	10,659	—	—	86,847
Inter-segment	45	23,195	—	—	23,240

Total segment revenue	$372,016	$50,956	$4,479	$626	428,077

Inter-segment eliminations					(23,240)

Consolidated total revenue					$404,837

Net earnings:
Domestic	$38,448	$9,499	$2,804	$668	$51,419
Foreign	10,981	1,276	—	—	12,257

Total segment net earnings	$49,429	$10,775	$2,804	$668	63,676

Inter-segment eliminations					(320)

Consolidated net earnings					$63,356

Other items:
Net investment income	$20,539	$1,540	$149	$472	$22,700
Depreciation and amortization	1,129	1,970	89	462	3,650
Interest expense (benefit)	205	2,315	189	(739)	1,970
Capital expenditures	165	944	77	517	1,703

Income tax expense (benefit)	23,330	7,822	1,126	(1,748)	30,530
Inter-segment eliminations					(245)

Consolidated income tax expense					$30,285

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following tables present selected revenue items by line of business.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)

Diversified financial products	$348,319	$228,330	$179,207	$121,479
Group life, accident and health	256,023	255,602	128,262	126,657
Aviation	72,231	66,809	39,034	32,992
London market account	48,865	57,618	26,937	30,907
Other specialty lines	58,536	44,551	29,896	23,326
Discontinued lines	(83)	4,933	(16)	2,365

Net earned premium	$783,891	$657,843	$403,320	$337,726

Property and casualty	$53,451	$58,871	$28,044	$32,805
Accident and health	12,096	10,055	5,834	4,498

Fee and commission income	$65,547	$68,926	$33,878	$37,303

(7)	SUPPLEMENTAL INFORMATION
Supplemental information was as follows.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)

Cash received from commutations	$—	$34,457	$—	$1,822
Income taxes paid	74,874	49,559	58,836	35,673
Interest paid	3,488	2,616	553	510
Comprehensive income	143,218	113,346	80,596	75,571

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(8)	COMMITMENTS AND CONTINGENCIES

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

We have been engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. We reached an agreement in principle with the liquidator to resolve this matter in the third quarter of 2006. The expected resolution will not have a material effect on our consolidated financial position, results of operations or cash flows.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses incurred in periods prior to our sale of certain subsidiaries. As of June 30, 2006, we have recorded a liability of $14.3 million and have provided $8.1 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

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
RESTATEMENT OF FINANCIAL STATEMENTS
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
As a result of the determinations of the Special Committee and because the resulting cumulative charge would be material to the second quarter and full year 2006 consolidated net earnings, we concluded that we needed to amend our 2005 Annual Report filed with the SEC on Form 10-K and our first quarter 2006 quarterly report filed with the SEC on Form 10-Q, to restate our consolidated financial statements and disclosures. However, the impact of the restatement in any of the restated periods is not material. The amended Forms 10-K/A and 10-Q/A have been filed with the SEC. We made the restatement in accordance with generally accepted accounting principles to record the following:
•	Non-cash compensation expense for the difference between the stock price on the stated grant date and the actual measurement date and for the fluctuations in stock price in certain instances where variable accounting should have been applied;

•	Other minor adjustments that were not recorded in the originally filed financial statements due to their immateriality; and

•	Related tax effects for all items.
We have not amended any of our other previously filed annual reports on Form 10-K or quarterly reports on Form 10-Q for the periods affected by the restatement other than noted above. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
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

The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
	Net earnings as	stock option
	previously	compensation			Total	Net earnings
	reported	expense	Other	Tax effect	adjustments	as restated

Six months ended June 30, 2005	$121,376	$(1,390)	$(2,453)	$1,211	$(2,632)	$118,744
Three months ended June 30, 2005	$64,058	$(662)	$(300)	$260	$(702)	$63,356
The restatement adjustments reduced previously reported diluted net earnings per share by $0.02 and $0.00 for the six and three months ended June 30, 2005, respectively.
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
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Bermuda transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.3 billion at June 30, 2006. We earned $168.3 million or $1.44 per diluted share in the first six months of 2006 compared to $118.7 million or $1.11 per share in the first six months of 2005, and $89.1 million or $0.76 per share in the second quarter of 2006 compared to $63.4 million or $0.59 per share in the second quarter of 2005. The 2006 per share amounts include the effect of dilution from a $150.0 million common stock offering in November 2005. Shareholders’ equity increased by 24% from a year ago to $1.8 billion at June 30, 2006, principally from a combination of net earnings and the 2005 equity offering.
We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, either through a network of independent agents and brokers or directly to customers. With the exception of our public company directors’ and officers’ liability business, certain international aviation risks and our London market business, we focus on lower limit, smaller premium business that is less susceptible to price competition, severity of loss or catastrophe risk. Our principal insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “A+ (Superior)” by A.M. Best Company, Inc.
We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations and 5) other operating income. We produced $959.5 million of revenue in the first six months of 2006, an increase of 23% over 2005. Net earned premium increased due to greater retentions, predominantly in our diversified financial products line of business, organic growth in certain lines of business and from acquisitions. Investment income increased due to a 34% growth in total investments and an increase in interest rates. Other operating income increased due to activity in our strategic investments and trading portfolio.

During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.
Our 2006 and 2005 acquisitions are listed below. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

Company	Segment	Effective date acquired
G.B. Kenrick & Associates, Inc.	Agency	July 1, 2006
Novia Underwriters, Inc.	Agency	June 30, 2006
Illium Insurance Group	Agency	December 31, 2005
Perico Ltd.	Agency	December 1, 2005
Perico Life Insurance Company	Insurance company	November 30, 2005
HCC International Insurance Company	Insurance company	July 1, 2005
United States Surety Company	Insurance company	March 1, 2005
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended June 30, 2006 and 2005 are the same as those discussed below for the respective six month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Net earnings increased 42% to $168.3 million ($1.44 per diluted share) in the first six months of 2006 from $118.7 million ($1.11 per diluted share) in the same period of 2005. Net earnings increased 41% to $89.1 million ($0.76 per diluted share) in the second quarter of 2006 from $63.4 million ($0.59 per diluted share) in the second quarter of 2005. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2006 earnings.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earned premium	81.7%	84.0%	81.8%	83.4%
Fee and commission income	6.8	8.8	6.9	9.2
Net investment income	7.6	5.7	7.3	5.6
Net realized investment gain (loss)	(0.2)	0.3	(0.1)	0.5
Other operating income	4.1	1.2	4.1	1.3

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	47.2	49.1	46.8	49.0
Policy acquisition costs, net	15.9	15.6	15.5	15.0
Other operating expense	10.1	12.2	10.1	12.4
Interest expense	0.5	0.5	0.5	0.5

Earnings before income tax expense	26.3	22.6	27.1	23.1
Income tax expense	8.8	7.5	9.0	7.5

Net earnings	17.5%	15.1%	18.1%	15.6%

Total revenue increased 23% to $959.5 million in 2006, driven by significant growth in net earned premium, investment income and other operating income, which more than offset the expected decrease in fee and commission income. We expect total revenue to continue to grow throughout 2006.

Gross written premium, net written premium and net earned premium are detailed below. Gross written premium increased from organic growth in certain lines of business and from acquisitions. Increased retentions, particularly in our diversified financial products line of business, contributed to the growth in net written and earned premiums. In addition, following an increase in our retentions at the renewal of certain reinsurance programs of our aviation line, a transfer of in force business from reinsurers resulted in increased net written premium and net earned premium in the second quarter of 2006. See the Insurance Company Segment section below for further discussion of the changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Gross written premium	$1,092,112	$1,014,555	$586,054	$539,436

Net written premium	876,533	735,745	483,482	378,393

Net earned premium	783,891	657,843	403,320	337,726
Fee and commission income are shown in the table below. Fee and commission income decreased due to our insurance company subsidiaries ceding less insurance, thereby reducing ceding commissions earned by them and reinsurance commissions earned by our reinsurance intermediaries. Partially offsetting this decline was $2.8 million of profit commissions from reinsurers recognized in the second quarter of 2006.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)

Agency	$45,931	$48,147	$22,870	$26,160
Insurance companies	19,616	20,779	11,008	11,143

Fee and commission income	$65,547	$68,926	$33,878	$37,303

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Fixed income securities	$51,491	$36,162	$27,186	$18,656
Short-term investments	14,025	8,431	6,485	4,238
Other investments	10,252	2,409	3,840	642

Total investment income	75,768	47,002	37,511	23,536
Investment expense	(3,014)	(1,961)	(1,338)	(836)

Net investment income	$72,754	$45,041	$36,173	$22,700

Net investment income increased 62% in the first six months of 2006 and 59% in the second quarter of 2006, compared to the prior year periods. The increase was primarily due to higher investment assets, which increased to $3.6 billion at June 30, 2006 compared to $2.7 billion at June 30, 2005 and increasing interest rates. The growth in investment assets resulted from: 1) higher net earnings, 2) higher retentions, 3) commutations of reinsurance recoverables in late 2005, 4) our public offering of common stock in 2005 and 5) the increase in net loss reserves particularly from our diversified financial products line of business, which generally have a longer time period between occurrence and payment of claims. We continue to invest our funds primarily in fixed income securities, slightly extending their duration to 4.9 years at June 30, 2006 from 4.7 years at June 30, 2005 and increasing the percentage of tax-exempt municipal bonds in our investment portfolio. We expect investment assets and investment income to continue to increase in 2006.

At June 30, 2006, our unrealized loss on fixed income securities was $54.1 million, compared to an unrealized loss of $8.5 million at December 31, 2005, due to increases in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized loss on our fixed income securities declined to $33.0 million at July 31, 2006.
Information about our portfolio of fixed income securities is as follows:

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005

Average yield	4.1%	3.9%	4.1%	3.8%
Average tax equivalent yield	5.0%	4.8%	5.0%	4.7%
Weighted average maturity	8.0 years	7.7 years
Weighted average duration	4.9 years	4.7 years
The average yield on our short-term investments increased from 2.6% in 2005 to 3.8% in 2006.
Other operating income increased in 2006 compared to the prior year, primarily due to net gains from trading securities and a gain from the partial disposition of a strategic investment. Period to period comparisons of other operating income may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the sources of other operating income.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
Trading securities	$21,854	$1,427	$17,168	$1,696
Strategic investments	12,749	3,213	544	2,140
Financial instruments	1,992	2,647	1,169	358
Other	2,200	1,965	1,164	911

Other operating income	$38,795	$9,252	$20,045	$5,105

Loss and loss adjustment expense increased 18% and policy acquisition costs increased 25% over the prior year six-month amounts primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, was flat compared to prior year periods. The 2006 amounts include stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R) and operating expenses of subsidiaries acquired in the second half of 2005. We had 1,505 employees at June 30, 2006 compared to 1,263 a year earlier, with the increase due to acquisitions. See the Recent Accounting Changes section below for further discussion of our adoption of SFAS 123(R) in 2006. The second quarter of 2005 included expense related to an indemnification claim.
Our effective income tax rate was 33.3% for 2006, compared to 33.0% for 2005. We recorded a special $1.8 million U.S. repatriation tax benefit in the second quarter of 2005. The effect of the new Texas margin tax was immaterial.
At June 30, 2006, book value per share was $16.45 up from $15.26, total assets were $7.4 billion up from $7.0 billion, and shareholders’ equity was $1.8 billion up from $1.7 billion, all compared to December 31, 2005.

Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 35% to $129.5 million in the first six months of 2006 compared to $96.2 million in the same period of 2005. The growth in segment net earnings was driven by an increase in underwriting income, increased investment income and the operations of acquired subsidiaries. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow during 2006.
Premium
Gross written premium increased 8% to $1.1 billion in the first six months of 2006 compared to 2005. Net written premium increased 19% to $876.5 million and net earned premium increased 19% to $783.9 million for the same period. The increase in gross written premium was due to higher writings in the energy sector of our London market account and in diversified financial products, partially offset by the non-renewal of a book of accident and health business that was 100% reinsured. The increases in net written and net earned premium were primarily due to growth in the energy sector, although our retention percentage on this line was reduced in 2006 to spread the risk, and higher retention levels on non-catastrophe business. The overall percentage of retained premium increased to 80% in 2006 from 73% in 2005. Net written and net earned premium are expected to continue to grow in 2006.
The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2006

Diversified financial products	$450,733	$373,765	83%	$348,319
Group life, accident and health	272,758	258,888	95	256,023
Aviation	115,096	90,364	79	72,231
London market account	158,165	90,517	57	48,865
Other specialty lines	95,123	63,093	66	58,536
Discontinued lines	237	(94)	nm	(83)

Totals	$1,092,112	$876,533	80%	$783,891

Six months ended June 30, 2005
Diversified financial products	$423,619	$295,474	70%	$228,330
Group life, accident and health	306,292	257,009	84	255,602
Aviation	106,356	68,282	64	66,809
London market account	91,798	65,308	71	57,618
Other specialty lines	83,775	48,322	58	44,551
Discontinued lines	2,715	1,350	nm	4,933

Totals	$1,014,555	$735,745	73%	$657,843

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Three months ended June 30, 2006
Diversified financial products	$253,487	$212,120	84%	$179,207
Group life, accident and health	138,604	129,445	93	128,262
Aviation	58,862	54,939	93	39,034
London market account	83,658	51,794	62	26,937
Other specialty lines	51,234	35,193	69	29,896
Discontinued lines	209	(9)	nm	(16)

Totals	$586,054	$483,482	82%	$403,320

Three months ended June 30, 2005
Diversified financial products	$224,547	$149,477	67%	$121,479
Group life, accident and health	156,210	127,560	82	126,657
Aviation	57,254	36,156	63	32,992
London market account	48,602	36,396	75	30,907
Other specialty lines	48,256	27,248	56	23,326
Discontinued lines	4,567	1,556	nm	2,365

Totals	$539,436	$378,393	70%	$337,726

nm — Not meaningful comparison
      The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — Growth in our surety and credit products was strong from both organic growth and our 2005 acquisitions. The growth in net written and net earned premium was due to increased retentions resulting from a reduction in proportional reinsurance.
•	Group life, accident and health — Gross written premium declined primarily because we non-renewed a book of business which was 100% reinsured. Profit margins remain at acceptable levels despite competition from the fully insured market.
•	Aviation — The growth in net written and net earned premium was due to the effect of recapture of ceded unearned premium from a transfer of in force business, which increased net written premium by $11.3 million and net earned premium by $5.6 million in the second quarter of 2006. In addition, retentions increased from a reduction in proportional reinsurance.
•	London market account — Gross written premium increased due to the substantial increase in rates in the energy sector as a result of the 2005 hurricane losses, more than offsetting a reduction in our property sector premium. Net written premium increased for the same reason and will be reflected in increases in our net earned premium later in 2006 and into 2007. In 2006, to increase our capacity and spread our risk in the energy sector, we entered into a new quota share reinsurance agreement, which resulted in a decrease in our retention percentage although net written premium has still increased. Although the cost of our 2006 excess of loss reinsurance increased, our potential profitability is greater on the increased gross written premium. Our aggregate exposure in Florida and the Gulf of Mexico is lower in 2006 than it was in 2005.
•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The mix of products affected the retention percentages. Rates in this line have been relatively stable.

Losses and Loss Adjustment Expenses
The net deficiency relating to prior year losses included in our net incurred loss and loss adjustment expense was $0.7 million in the first six months of 2006, compared to a net deficiency of $2.3 million in the first six months of 2005. We had a net redundancy of $3.3 million in the second quarter of 2006 and a net deficiency of $0.8 million in the second quarter of 2005. During the second quarter of 2005, we reduced our net loss reserves on the 2004 hurricanes by $5.8 million to reflect revised estimates of our remaining liabilities. This reduction was offset by reserve increases in our London market account and group life, accident and health lines of business. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 55.8% in the first six months of 2006 and 57.5% in the same period of 2005. The following table provides comparative net loss ratios, by line of business, which were relatively consistent with the prior year ratios, other than a higher ratio for aviation in the second quarter of 2005 as a result of worse than expected underwriting experience.

	Six months ended June 30,				Three months ended June 30,
	2006		2005		2006		2005
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
				(As restated)				(As restated)
Diversified financial products	$348,319	50.4%	$228,330	47.8%	$179,207	50.0%	$121,479	46.7%
Group life, accident and health	256,023	70.1	255,602	70.1	128,262	70.5	126,657	71.3
Aviation	72,231	56.4	66,809	59.3	39,034	58.1	32,992	67.3
London market account	48,865	45.5	57,618	44.9	26,937	43.4	30,907	45.2
Other specialty lines	58,536	59.6	44,551	56.4	29,896	55.5	23,326	53.4
Discontinued lines	(83)	nm	4,933	101.7	(16)	nm	2,365	101.2

Totals	$783,891	57.8%	$657,843	58.4%	$403,320	57.3%	$337,726	58.7%

Expense ratio		26.4		26.7		25.7		26.4

Combined ratio		84.2%		85.1%		83.0%		85.1%

nm — Not meaningful comparison
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $152.8 million in the first six months of 2006 from $122.0 million in the first six months of 2005. Policy acquisition costs as a percentage of net earned premium increased to 19.5% in 2006 from 18.5% in 2005 due to changes in the mix of business. The expense ratio was relatively flat compared to 2005.

Agency Segment
Revenue from our agency segment decreased to $86.7 million in the first six months of 2006 from $95.7 million in the first six months of 2005, primarily due to less business produced in certain lines and the overall effect of ceding less insurance. In addition, we consolidated two underwriting agencies into insurance companies in 2005 and 2006. As a result, segment net earnings also decreased in 2006 to $19.6 million from $20.1 million in 2005. While increased retentions result in less fee and commission income to our agency segment, they generate increased insurance company revenue and net earnings. We expect the revenue and net earnings of this segment will stabilize in 2006 and begin to increase again in 2007.
Other Operations Segment
Revenue and net earnings from our other operations segment increased to $38.9 million and $25.1 million, respectively, in the first six months of 2006 compared to 2005 primarily due to net gains from trading securities and the partial sale of a strategic investment. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business wherein we retain premium longer due to the longer duration of claims liabilities.
The components of our net operating cash flows are detailed in the following table.

	Six months ended June 30,		Three months ended June 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earnings	$168,286	$118,744	$89,144	$63,356
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(50,226)	(114,725)	(37,213)	(63,610)
Change in unearned premium, net	104,214	71,397	86,062	41,021
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	113,416	105,873	77,009	56,846
Change in trading portfolio	(84,491)	(38,054)	(36,497)	3,274
Other, net	8,742	(24,398)	3,345	(15,959)

Cash provided by operating activities	$259,941	$118,837	$181,850	$84,928

Cash provided by operating activities increased $141.1 million in 2006. Cash received from commutations, included in cash provided by operating activities, totaled $34.5 million in 2005. Cash flow from operations increased in 2006 due to higher net written premium, combined with slow submission of hurricane-related claims for payment. Cash flow from operations was unusually low in 2005 due to the timing of receipt of premiums and payment of payables.
Our combined cash and investment portfolio increased by $280.6 million during 2006 to a total of $3.6 billion at June 30, 2006. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
In 2006, we paid $32.3 million, which had been accrued at December 31, 2005, related to earnout consideration based on the terms of prior acquisition agreements. In June and July 2006, we acquired Novia Underwriters, Inc. and G.B. Kenrick & Associates, Inc. for cash consideration.
Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had borrowings of $28.0 million as of June 30, 2006.
In the second quarter of 2006, we filed a “Universal Shelf” registration statement with the Securities and Exchange Commission, which replaced our previously filed registration statements and provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof.
As a result of our common stock trading at specified price levels in the second quarter of 2006, holders may elect to surrender our 2.00% Convertible Exchange Notes (Notes) in the third quarter for cash equal to the principal amount of the Notes ($172.4 million at June 30, 2006) and common stock for the value of the conversion premium. We expect to use operating cash flow and the Revolving Loan Facility to fund any Notes surrendered, which have been minimal to date. Assuming an average price of $30.00 for our stock, we would issue approximately 2.3 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share in all periods despite the fact that no material conversions have been made and none are expected at this time. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter. Our 1.30% Convertible Notes are not eligible for conversion in the third quarter.
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
Our debt to total capital ratio was 15.6% at June 30, 2006 and 15.5% at December 31, 2005.
On August 3, 2006, we reached an agreement to acquire the assets of the Health Products Division (the Division) of Allianz Life Insurance Company of North America for cash consideration of $140.0 million and to assume the Division’s outstanding loss reserves. The Division’s operations include medical stop loss insurance for self-insured corporations and groups; excess insurance for HMOs; provider excess insurance for integrated delivery systems; excess medical reinsurance to small and regional insurance carriers; and Life Trac, a network for providing organ and bone marrow transplants. The Division currently writes more than $300.0 million in annual gross premium. We plan to integrate the Division’s operations into HCC Life Insurance Company, within our insurance company segment. The transaction is expected to close in the third quarter of 2006, subject to regulatory approval. We will use our Revolving Loan Facility to fund a portion of the purchase price. The acquisition was consummated on October 2, 2006.
We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity will provide sufficient sources of liquidity to meet our current operating needs for the foreseeable future.
Recent Accounting Changes
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. In 2006 and thereafter, we will expense the fair value of our unvested stock options granted before January 1, 2006 and all options granted after that date. Prior to adoption, we accounted for our stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and did not recognize compensation expense for options granted. Under the modified prospective method of SFAS 123(R), the 2005 and prior period financial statements were not restated. We made no modifications to our stock option plans in conjunction with the adoption of SFAS 123(R).
In the first six months of 2006, we expensed $6.1 million ($4.3 million after tax or $0.04 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. We expensed $3.4 million ($2.4 million after tax or $0.02 per diluted share) in the second quarter of 2006. At June 30, 2006, there was approximately $36.2 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.8 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding. In accordance with the requirements of APB Opinion No. 25 we recorded $1.4 million and $0.7 million of stock-based compensation expense in the six and three months ended June 30, 2005, respectively.
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
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
Background of Restatement
As disclosed in Explanatory Note — Late Filing of Quarterly Report on page 2 of this Form 10-Q and in Note 2 to the Condensed Consolidated Financial Statements, in August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. On November 17, 2006, we announced that the Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date.
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
We determined that, in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these mis-priced options for the excess of the market price of our stock on the actual accounting measurement date over the exercise price of the option. As a result, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005 to restate our consolidated financial statements and the related disclosures for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and to record an adjustment to the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. In addition, as discussed below, we concluded that we had a material weakness in our internal control over financial reporting as of June 30, 2006.
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
As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act because of the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.
Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our current management identified the following material weakness in our internal control over financial reporting as of June 30, 2006.
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
We are actively engaged in the implementation of other remediation efforts to address the material weakness identified in our internal control over financial reporting. Although we have not fully remediated the material weakness as of the date of this Form 10-Q filing, we believe we have made substantial progress.
Part II — Other Information
Item 1. Legal Proceedings
As described in Note 2 to our Consolidated Financial Statements included in this Form 10-Q, based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively repriced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal inquiry.
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

Item 4. Submission of Matters to a Vote of Security Holders
On May 11, 2006, we held our 2006 Annual Meeting of Shareholders. At such time, the following item was submitted to a vote of shareholders through the solicitation of proxies.
a.     Election of Directors
The following persons were elected to serve on the Board of Directors until the 2007 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

Name	Votes For	Votes Withheld

Stephen L. Way	93,071,974	8,224,691
Frank J. Bramanti	96,375,271	4,921,394
Patrick B. Collins	94,897,820	6,398,845
James R. Crane	95,533,654	5,763,011
J. Robert Dickerson	96,030,159	5,266,506
Walter M. Duer	96,181,419	5,115,246
Edward H. Ellis, Jr.	94,941,406	6,355,259
James C. Flagg, Ph.D.	93,567,882	7,728,783
Allan W. Fulkerson	95,952,679	5,343,986
Walter J. Lack	92,937,951	8,358,714
John N. Molbeck, Jr.	95,862,348	5,434,317
Michael A. F. Roberts	92,927,117	8,369,548
Item 6. Exhibits
a. Exhibits

10.1	Employment Agreement effective March 23, 2006, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
10.2	Employment Agreement effective April 1, 2006, between HCC Insurance Holdings, Inc. and Christopher L. Martin
10.3	Master Agreement dated August 3, 2006, by and among Allianz Life Insurance Company of North America, Allianz Life Insurance Company of New York and HCC Life Insurance Company
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

December 26, 2006	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti, Chief Executive Officer

December 26, 2006	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

10.1	Employment Agreement effective March 23, 2006, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
10.2	Employment Agreement effective April 1, 2006, between HCC Insurance Holdings, Inc. and Christopher L. Martin
10.3	Master Agreement dated August 3, 2006, by and among Allianz Life Insurance Company of North America, Allianz Life Insurance Company of New York and HCC Life Insurance Company
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Certification with Respect to Quarterly Report