Form 10-Q
period 2006-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2006-12-27
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended September 30, 2006.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from ___to ___

Commission file number	001-13790

HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)

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
On November 30, 2006, there were approximately 111.7 million shares of common stock, $1.00 par value issued and outstanding.

HCC INSURANCE HOLDINGS, INC.

EXPLANATORY NOTE — LATE FILING OF QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2006
A Special Committee of our Board of Directors conducted an investigation of our past stock option granting practices and announced its findings on November 17, 2006. Because we did not know the financial impact of the Special Committee’s investigation, we were not able to timely file our quarterly report on Form 10-Q for our third quarter ended September 30, 2006. We have completed calculating the financial effect utilizing the results of the investigation and are now filing this Form 10-Q for our third quarter. See Note 2 “Restatement of Financial Statements” of the notes to the Condensed Consolidated Financial Statements and Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Restatement of Financial Statements” for more information on the investigation and its financial effects.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2006	2005
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2006 — $2,840,047; 2005 — $2,277,139)	$2,840,610	$2,268,624
Short-term investments, at cost, which approximates fair value	673,406	839,581
Other investments, at fair value (cost: 2006 - $275,644; 2005 - $144,897)	290,363	149,223

Total investments	3,804,379	3,257,428
Cash	59,638	73,935
Restricted cash and cash investments	171,501	170,978
Premium, claims and other receivables	867,127	884,654
Reinsurance recoverables	1,305,952	1,361,983
Ceded unearned premium	244,003	239,416
Ceded life and annuity benefits	72,429	73,415
Deferred policy acquisition costs	181,111	156,253
Goodwill	554,430	532,947
Other assets	283,669	277,791

Total assets	$7,544,239	$7,028,800

LIABILITIES

Loss and loss adjustment expense payable	$2,907,626	$2,813,720
Life and annuity policy benefits	72,429	73,415
Reinsurance balances payable	139,384	176,954
Unearned premium	924,518	807,109
Deferred ceding commissions	67,231	67,886
Premium and claims payable	684,660	753,859
Notes payable	393,167	309,543
Accounts payable and accrued liabilities	394,016	335,879

Total liabilities	5,583,031	5,338,365

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2006 — 111,491; 2005 — 110,803)	111,491	110,803
Additional paid-in capital	786,759	762,170
Retained earnings	1,029,318	798,388
Accumulated other comprehensive income	33,640	19,074

Total shareholders’ equity	1,961,208	1,690,435

Total liabilities and shareholders’ equity	$7,544,239	$7,028,800

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
REVENUE
Net earned premium	$1,204,941	$995,901	$421,050	$338,058
Fee and commission income	104,409	100,999	38,862	32,073
Net investment income	108,959	70,039	36,205	24,998
Net realized investment gain (loss)	(1,193)	2,038	304	38
Other operating income	59,071	26,116	20,276	16,864

Total revenue	1,476,187	1,195,093	516,697	412,031

EXPENSE
Loss and loss adjustment expense, net	689,122	679,932	236,030	295,768
Policy acquisition costs, net	231,012	187,696	78,203	65,708
Other operating expense	156,279	137,077	59,277	41,206
Interest expense	7,912	5,848	3,475	2,070

Total expense	1,084,325	1,010,553	376,985	404,752

Earnings from continuing operations before income tax expense	391,862	184,540	139,712	7,279
Income tax expense on continuing operations	130,319	59,091	46,455	574

Earnings from continuing operations	261,543	125,449	93,257	6,705
Earnings from discontinued operations, net of income tax expense	—	707	—	707

Net earnings	$261,543	$126,156	$93,257	$7,412

Basic earnings per share data:
Earnings from continuing operations	$2.35	$1.20	$0.84	$0.06
Earnings from discontinued operations	—	0.01	—	0.01

Net earnings per share	$2.35	$1.21	$0.84	$0.07

Weighted average shares outstanding	111,198	104,617	111,359	105,623

Diluted earnings per share data:
Earnings from continuing operations	$2.24	$1.16	$0.80	$0.06
Earnings from discontinued operations	—	0.01	—	0.01

Net earnings per share	$2.24	$1.17	$0.80	$0.07

Weighted average shares outstanding	116,986	108,003	117,003	109,818

Cash dividends declared, per share	$0.275	$0.207	$0.100	$0.075

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Nine months ended September 30, 2006
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders'
	stock	capital	earnings	income	equity
Balance at December 31, 2005	$110,803	$762,170	$798,388	$19,074	$1,690,435
Net earnings	—	—	261,543	—	261,543
Other comprehensive income	—	—	—	14,566	14,566

Comprehensive income	—	—	—	—	276,109
Issuance of 688 shares for exercise of options, including tax benefit of $3,291	688	14,285	—	—	14,973
Stock-based compensation	—	10,304	—	—	10,304
Cash dividends declared, $0.275 per share	—	—	(30,613)	—	(30,613)

Balance at September 30, 2006	$111,491	$786,759	$1,029,318	$33,640	$1,961,208

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Cash flows from operating activities:
Net earnings	$261,543	$126,156	$93,257	$7,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	36,626	(74,007)	46,924	16,604
Change in reinsurance recoverables	56,031	(145,305)	47,336	(126,291)
Change in ceded unearned premium	(4,587)	60,509	(5,722)	14,648
Change in loss and loss adjustment expense payable	93,906	521,365	(10,815)	396,478
Change in reinsurance balances payable	(37,509)	(23,906)	(14,803)	15,744
Change in unearned premium	113,638	42,994	10,559	17,458
Change in premium and claims payable, net of restricted cash	(78,293)	30,585	(61,071)	15,049
Change in trading portfolio	(99,193)	(54,654)	(14,702)	(16,600)
Depreciation and amortization expense	12,242	11,063	4,598	3,703
Stock-based compensation expense	9,463	1,920	3,373	750
Other, net	(4,161)	(43,466)	831	(10,538)

Cash provided by operating activities	359,706	453,254	99,765	334,417

Cash flows from investing activities:
Sales of fixed income securities	184,175	163,841	20,078	49,071
Maturity or call of fixed income securities	174,758	133,391	57,060	34,923
Cost of securities acquired	(958,822)	(733,400)	(167,437)	(235,256)
Change in short-term investments	171,198	36,234	(47,658)	(145,482)
Sale of strategic investment	40,354	7,758	22,991	7,758
Payments for purchase of subsidiaries, net of cash received	(55,290)	(44,288)	(17,833)	(9,407)
Sale of subsidiary	—	10,448	—	10,448
Other, net	(8,612)	(14,627)	(3,515)	(3,249)

Cash used by investing activities	(452,239)	(440,643)	(136,314)	(291,194)

Cash flows from financing activities:
Issuance of notes payable	140,000	36,000	101,000	3,000
Payments on notes payable	(56,346)	(37,554)	(45,097)	(23,089)
Sale of common stock	14,973	32,684	5,313	3,847
Dividends paid	(27,774)	(19,606)	(11,126)	(7,890)
Other	7,383	(3,814)	1,755	—

Cash provided (used) by financing activities	78,236	7,710	51,845	(24,132)

Net increase (decrease) in cash	(14,297)	20,321	15,296	19,091
Cash at beginning of period	73,935	69,933	44,342	71,163

Cash at end of period	$59,638	$90,254	$59,638	$90,254

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
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

During 2006 and 2005, we completed several acquisitions. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the nine months and three months ended September 30, 2006 and 2005 do not contain any operations of the entities acquired in 2006 or 2005 prior to their acquisition date.

Large Loss Events

During the third quarter of 2005, catastrophic events occurred related to two major hurricanes, Katrina and Rita, and two minor ones (collectively, the 2005 hurricanes). We recognized a pre-tax loss, after reinsurance, of $74.4 million in our insurance company segment in that quarter with respect to the 2005 hurricanes. This loss included $53.7 million recorded in loss and loss adjustment expense and $20.7 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. Net earnings were reduced $48.3 million, or $0.45 per diluted share.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Also during the third quarter of 2005, we reached agreements with various reinsurers to commute certain reinsurance recoverables related to our discontinued accident and health line of business. The reinsurers paid us $119.6 million of cash, which was less than the related recoverables, in consideration for discounting the recoverables and reassuming the associated loss reserves. We recorded a pre-tax loss of $26.0 million, which was included in loss and loss adjustment expense in our insurance company segment. Net earnings were reduced $16.9 million, or $0.16 per diluted share.

Income Tax

For the nine months ended September 30, 2006 and 2005, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest, state income taxes and a special $2.1 million U.S. repatriation tax benefit in 2005.

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
(unaudited, tables in thousands except per share data)
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
(unaudited, tables in thousands except per share data)
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
(unaudited, tables in thousands except per share data)
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
(unaudited, tables in thousands except per share data)
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

The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
	Net earnings	stock option
	as previously	compensation			Total	Net earnings
	reported	expense	Other	Tax effect	adjustments	as restated
Nine months ended September 30, 2005	$129,326	$(2,193)	$(2,453)	$1,476	$(3,170)	$126,156
Three months ended September 30, 2005	$7,950	$(803)	$—	$265	$(538)	$7,412
The restatement adjustments reduced previously reported diluted net earnings per share by $0.03 and $0.00 for the nine and three months ended September 30, 2005, respectively.

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

As of December 15, 2006, we have paid direct costs of approximately $6.0 million, of which $2.5 million was incurred through September 30, 2006, for costs associated with the Special Committee’s investigation and additional related professional services and consulting fees associated with the restatement effort.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The following table sets forth the impact of the above adjustments and the related tax effects on our historical statements of earnings for the nine and three months ended September 30, 2005.

	Nine Months ended September 30, 2005			Three Months ended September 30, 2005
	As previously			As previously
	reported	Adjustments	As restated	reported	Adjustments	As restated
REVENUE
Net earned premium	$995,901	$—	$995,901	$338,058	$—	$338,058
Fee and commission income	102,452	(1,453)	100,999	32,073	—	32,073
Net investment income	70,039	—	70,039	24,998	—	24,998
Net realized investment gain	2,038	—	2,038	38	—	38
Other operating income	26,116	—	26,116	16,864	—	16,864

Total revenue	1,196,546	(1,453)	1,195,093	412,031	—	412,031

EXPENSE
Loss and loss adjustment expense, net	679,932	—	679,932	295,768	—	295,768
Policy acquisition costs, net	185,696	2,000	187,696	65,708	—	65,708
Other operating expense	135,884	1,193	137,077	40,403	803	41,206
Interest expense	5,848	—	5,848	2,070	—	2,070

Total expense	1,007,360	3,193	1,010,553	403,949	803	404,752

Earnings from continuing operations before income tax expense	189,186	(4,646)	184,540	8,082	(803)	7,279
Income tax expense on continuing operations	60,567	(1,476)	59,091	839	(265)	574

Earnings from continuing operations	128,619	(3,170)	125,449	7,243	(538)	6,705
Earnings from discontinued operations, net of income taxes	707	—	707	707	—	707

Net earnings	$129,326	$(3,170)	$126,156	$7,950	$(538)	$7,412

Basic earnings per share data:

Earnings from continuing operations	$1.23	$(0.03)	$1.20	$0.07	$(0.01)	$0.06
Earnings from discontinued operations	0.01	—	0.01	0.01	—	0.01

Net earnings	$1.24	$(0.03)	$1.21	$0.08	$(0.01)	$0.07

Weighted average shares outstanding	104,617	—	104,617	105,623	—	105,623

Diluted earnings per share data:

Earnings from continuing operations	$1.19	$(0.03)	$1.16	$0.06	$—	$0.06
Earnings from discontinued operations	0.01	—	0.01	0.01	—	0.01

Net earnings	$1.20	$(0.03)	$1.17	$0.07	$—	$0.07

Weighted average shares outstanding	108,003	—	108,003	109,818	—	109,818

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
The restatement did not impact our net cash flows from operating, investing, or financing activities. However, certain items within net cash provided by operating activities were affected by the restatement adjustments. The following table shows the effect of the restatement on our previously reported cash flows:

	Nine months ended		Three months ended
	September 30, 2005		September 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
Net earnings	$129,326	$126,156	$7,950	$7,412
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(37,538)	(74,007)	39,121	16,604
Change in reinsurance recoverables	(156,477)	(145,305)	(138,947)	(126,291)
Change in ceded unearned premium	65,591	60,509	14,648	14,648
Change in reinsurance balances payable	(34,966)	(23,906)	15,744	15,744
Change in premium and claims payable, net of restricted cash	3,728	30,585	5,188	15,049
Stock-based compensation expense	—	1,920	—	750
Other, net	(37,178)	(43,466)	(10,326)	(10,538)
In connection with the preparation of our restated financial statements, we also determined that the pro forma disclosures for stock-based compensation expense for the nine and three months ended September 30, 2005 required under Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation included in Note 3 of the Notes to Condensed Consolidated Financial Statements, were incorrect. Specifically, the errors related to the effect on the consolidated financial statements resulting from the improper application of APB No. 25 to certain stock option transactions and the use of assumptions for determining the fair value of our stock options on the date of grant. We have corrected these errors in Note 3 to the consolidated financial statements. These corrections do not affect our consolidated balance sheets, consolidated statements of earnings or consolidated statements of cash flows for any period.
The following table presents the effect of these corrections on our pro forma calculation of our net income and earnings per share for the nine months and three months ended September 30, 2005:

	Nine months ended		Three months ended
	September 30, 2005		September 30, 2005
	As previously		As previously
	reported	As restated	reported	As restated
Reported net earnings	$129,326	$126,156	$7,950	$7,412
Stock-based compensation included in reported net earnings, net of income taxes	—	1,576	—	538
Stock-based compensation using fair value method, net of income taxes	(4,617)	(5,585)	(1,927)	(2,247)

Pro forma net earnings	$124,709	$122,147	$6,023	$5,703

Reported basic earnings per share	$1.24	$1.21	$0.08	$0.07
Fair value stock-based compensation	(0.05)	(0.04)	(0.02)	(0.02)

Pro forma basic earnings per share	$1.19	$1.17	$0.06	$0.05

Reported diluted earnings per share	$1.20	$1.17	$0.07	$0.07
Fair value stock-based compensation	(0.05)	(0.04)	(0.02)	(0.02)

Pro forma diluted earnings per share	$1.15	$1.13	$0.05	$0.05

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands, except per share data)
(3)	STOCK OPTIONS

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. The plans require that all options be granted at fixed exercise prices at the market price of our common stock on the grant date and do not allow repricing of options. Options vest over a period of up to seven years, which is the requisite service period, and expire four to ten years after grant date.

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

In the first nine months of 2006, we expensed $9.5 million ($6.8 million after-tax or $0.06 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. We expensed $3.4 million ($2.4 million after-tax or $0.02 per diluted share) in the third quarter of 2006. At September 30, 2006, there was approximately $33.0 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.9 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
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

	Nine months ended September 30,		Three months ended September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Fair value of options granted	$7.05	$8.86	$6.74	$9.11
Risk free interest rate	4.7%	4.0%	5.1%	4.1%
Expected volatility	21.9%	32.0%	21.4%	32.0%
Expected dividend yield	1.1%	1.1%	1.3%	1.2%
Expected option life	3.7 years	4.8 years	4.1 years	4.8 years
The following table details our stock option activity during the nine months ended September 30, 2006.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value
Outstanding, beginning of year	8,219	$20.71
Granted	748	31.66
Exercised	(690)	16.97
Forfeited and expired	(145)	20.89

Outstanding, end of period	8,132	22.03	3.9 years	$88,305

Exercisable, end of period	2,458	19.55	3.1 years	32,750

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during the first nine months of 2006 and 2005 was $10.4 million and $21.9 million, respectively. At September 30, 2006, 11.8 million shares of our common stock were authorized and reserved for the exercise of options, of which 8.1 million shares were reserved for options previously granted and 3.7 million shares were reserved for future issuance.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Exercise of options during the first nine months of 2006 and 2005 resulted in cash receipts of $11.7 million and $32.7 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB 25. We recorded a $3.3 million benefit as financing cash flow in the first nine months of 2006 and $3.4 million as operating cash flow in the first nine months of 2005.

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
(unaudited, tables in thousands except per share data)
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

	Nine months	Three months
	ended September 30,	ended September 30,
	2005	2005
	(As restated)	(As restated)
Reported net earnings	$126,156	$7,412
Stock-based compensation included in reported net earnings, net of income taxes	1,576	538
Stock-based compensation using fair value method, net of income taxes	(5,585)	(2,247)

Pro forma net earnings	$122,147	$5,703

Reported basic earnings per share	$1.21	$0.07
Fair value stock-based compensation	(0.04)	(0.02)

Pro forma basic earnings per share	$1.17	$0.05

Reported diluted earnings per share	$1.17	$0.07
Fair value stock-based compensation	(0.04)	(0.02)

Pro forma diluted earnings per share	$1.13	$0.05

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(4)	REINSURANCE

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
			(As restated)
Nine months ended September 30, 2006

Primary business	$1,399,831	$1,326,392	$756,316
Reinsurance assumed	228,382	205,139	112,321
Reinsurance ceded	(329,099)	(326,590)	(179,515)

Net amounts	$1,299,114	$1,204,941	$689,122

Nine months ended September 30, 2005

Primary business	$1,322,105	$1,260,309	$977,749
Reinsurance assumed	217,897	225,010	202,306
Reinsurance ceded	(432,559)	(489,418)	(500,123)

Net amounts	$1,107,443	$995,901	$679,932

Three months ended September 30, 2006

Primary business	$467,499	$459,826	$280,133
Reinsurance assumed	68,602	69,543	29,198
Reinsurance ceded	(113,520)	(108,319)	(73,301)

Net amounts	$422,581	$421,050	$236,030

Three months ended September 30, 2005

Primary business	$458,029	$431,573	$513,382
Reinsurance assumed	67,418	74,146	103,473
Reinsurance ceded	(153,749)	(167,661)	(321,087)

Net amounts	$371,698	$338,058	$295,768

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $35.1 million in the first nine months of 2006 and $80.6 million in the first nine months of 2005.

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30,	December 31,
	2006	2005
		(As restated)
Reinsurance recoverable on paid losses	$164,681	$93,837
Reinsurance recoverable on outstanding losses	615,486	636,225
Reinsurance recoverable on incurred but not reported losses	540,178	644,062
Reserve for uncollectible reinsurance	(14,393)	(12,141)

Total reinsurance recoverables	$1,305,952	$1,361,983

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

	September 30,	December 31,
	2006	2005
Payables to reinsurers	$254,530	$291,826
Letters of credit	348,103	350,135
Cash deposits	58,985	64,150

Total credits	$661,618	$706,111

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2006	2005
		(As restated)
Loss and loss adjustment expense payable	$2,907,626	$2,813,720
Reinsurance recoverable on outstanding losses	(615,486)	(636,225)
Reinsurance recoverable on incurred but not reported losses	(540,178)	(644,062)

Net reserves	$1,751,962	$1,533,433

Unearned premium	$924,518	$807,109
Ceded unearned premium	(244,003)	(239,416)

Net unearned premium	$680,515	$567,693

Deferred policy acquisition costs	$181,111	$156,253
Deferred ceding commissions	(67,231)	(67,886)

Net deferred policy acquisition costs	$113,880	$88,367

(5)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earnings	$261,543	$126,156	$93,257	$7,412

Weighted average common shares outstanding	111,198	104,617	111,359	105,623
Dilutive effect of outstanding options (determined using the treasury stock method)	1,558	1,584	1,511	1,636
Dilutive effect of convertible debt (determined using the treasury stock method)	4,230	1,802	4,133	2,559

Weighted average common shares and potential common shares outstanding	116,986	108,003	117,003	109,818

Anti-dilutive stock options not included in treasury stock method computation	2,823	680	1,803	13

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6)	SEGMENT AND GEOGRAPHIC INFORMATION

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2006

Revenue:
Domestic	$1,077,065	$49,256	$57,792	$4,413	$1,188,526
Foreign	260,526	27,135	—	—	287,661
Inter-segment	19	54,473	—	—	54,492

Total segment revenue	$1,337,610	$130,864	$57,792	$4,413	1,530,679

Inter-segment eliminations					(54,492)

Consolidated total revenue					$1,476,187

Net earnings (loss):
Domestic	$159,617	$21,858	$37,336	$(13,909)	$204,902
Foreign	48,625	6,939	—	—	55,564

Total segment net earnings (loss)	$208,242	$28,797	$37,336	$(13,909)	260,466

Inter-segment eliminations					1,077

Consolidated net earnings					$261,543

Other items:
Net investment income	$98,492	$6,916	$1,839	$1,712	$108,959
Depreciation and amortization	3,425	6,792	381	1,644	12,242
Interest expense (benefit)	838	8,875	423	(2,224)	7,912
Capital expenditures	2,837	1,629	498	4,681	9,645

Income tax expense (benefit)	97,240	20,607	18,459	(6,629)	129,677
Inter-segment eliminations					642

Consolidated income tax expense					$130,319

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance			Other
	Company		Agency	Operations	Corporate	Total
Nine months ended September 30, 2005 (As restated)
Revenue:
Domestic	$891,726		$46,532	$22,067	$1,974	$962,299
Foreign	203,278		29,516	—	—	232,794
Inter-segment	153		65,789	—	—	65,942

Total segment revenue	$1,095,157		$141,837	$22,067	$1,974	1,261,035

Inter-segment eliminations						(65,942)

Consolidated total revenue						$1,195,093

Net earnings:
Domestic	$75,805		$20,592	$13,716	$(198)	$109,915
Foreign	9,466		4,245	—	—	13,711

Total segment net earnings	$85,271	(1)	$24,837	$13,716	$(198)	123,626

Inter-segment eliminations						1,823
Earnings from discontinued operations, net of income taxes						707

Consolidated net earnings						$126,156

Other items:
Net investment income	$63,222		$4,820	$767	$1,230	$70,039
Depreciation and amortization	3,500		5,603	343	1,617	11,063
Interest expense (benefit)	313		6,859	564	(1,888)	5,848
Capital expenditures	1,520		2,745	249	2,038	6,552

Income tax expense	33,681		17,950	6,524	9	58,164
Inter-segment eliminations						927

Consolidated income tax expense on continuing operations						$59,091

(1)	Includes $48.3 million after-tax loss due to the 2005 hurricanes and $16.9 million after-tax loss due to commutations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2006

Revenue:
Domestic	$373,463	$19,581	$18,898	$1,899	$413,841
Foreign	95,527	7,329	—	—	102,856
Inter-segment	6	17,304	—	—	17,310

Total segment revenue	$468,996	$44,214	$18,898	$1,899	534,007

Inter-segment eliminations					(17,310)

Consolidated total revenue					$516,697

Net earnings (loss):
Domestic	$54,922	$8,485	$12,221	$(7,865)	$67,763
Foreign	23,827	695	—	—	24,522

Total segment net earnings (loss)	$78,749	$9,180	$12,221	$(7,865)	92,285

Inter-segment eliminations					972

Consolidated net earnings					$93,257

Other items:
Net investment income (loss)	$33,111	$2,340	$(39)	$793	$36,205
Depreciation and amortization	1,154	2,755	127	562	4,598
Interest expense	118	3,007	159	191	3,475
Capital expenditures	1,658	440	3	1,414	3,515
Income tax expense (benefit)	36,783	6,530	6,000	(3,338)	45,975
Inter-segment eliminations					480

Consolidated income tax expense					$46,455

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance			Other
	Company		Agency	Operations	Corporate	Total
Three months ended September 30, 2005 (As restated)

Revenue:
Domestic	$312,271		$16,668	$15,682	$769	$345,390
Foreign	58,253		8,388	—	—	66,641
Inter-segment	12		21,065	—	—	21,077

Total segment revenue	$370,536		$46,121	$15,682	$769	433,108

Inter-segment eliminations						(21,077)

Consolidated total revenue						$412,031

Net earnings (loss):
Domestic	$2,276		$4,049	$9,821	$3,056	$19,202
Foreign	(13,162)		659	—	—	(12,503)

Total segment net earnings (loss)	$(10,886	)(1)	$4,708	$9,821	$3,056	6,699

Inter-segment eliminations						6
Earnings from discontinued operations, net of income taxes						707

Consolidated net earnings						$7,412

Other items:
Net investment income	$22,607		$1,924	$79	$388	$24,998
Depreciation and amortization	1,164		1,708	128	703	3,703
Interest expense (benefit)	47		2,514	186	(677)	2,070
Capital expenditures	757		1,211	172	1,119	3,259

Income tax expense (benefit)	(9,875)		3,937	5,174	1,477	713
Inter-segment eliminations						(139)

Consolidated income tax expense on continuing operations						$574

(1)	Includes $48.3 million after-tax loss due to the 2005 hurricanes and $16.9 million after-tax loss due to commutations.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)
Diversified financial products	$538,063	$371,414	$189,744	$143,084
Group life, accident and health	385,257	380,681	129,234	125,079
Aviation	112,661	101,817	40,430	35,008
London market account	80,455	66,402	31,590	8,784
Other specialty lines	88,569	69,574	30,033	25,023
Discontinued lines	(64)	6,013	19	1,080

Net earned premium	$1,204,941	$995,901	$421,050	$338,058

Property and casualty	$86,016	$85,684	$32,565	$26,813
Accident and health	18,393	15,315	6,297	5,260

Fee and commission income	$104,409	$100,999	$38,862	$32,073

(6)	SUPPLEMENTAL INFORMATION

Supplemental information was as follows.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Cash received from commutations	$12,750	$154,078	$12,750	$119,621
Income taxes paid	125,228	63,138	50,354	13,579
Interest paid	7,044	5,756	3,556	3,140
Comprehensive income (loss)	276,109	108,161	132,891	(5,185)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(7)	COMMITMENTS AND CONTINGENCIES

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

We have been engaged in litigation initiated by the appointed liquidator of a former reinsurer concerning payments made to us prior to the date of appointment of the liquidator. The disputed payments, totaling $10.3 million, were made by the now insolvent reinsurer in connection with a commutation agreement. We reached an agreement in principle with the liquidator to resolve this matter and are in the process of finalizing the agreements. The expected resolution will not have a material effect on our consolidated financial position, results of operations or cash flows.

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
(unaudited, tables in thousands except per share data)
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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses incurred in periods prior to our sale of certain subsidiaries. As of September 30, 2006, we have recorded a liability of $13.9 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

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

(8)	SUBSEQUENT EVENTS

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
(unaudited, tables in thousands except per share data)
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

The increase (decrease) on net earnings of each type of adjustment was as follows (in thousands):

		Non-cash
		stock option
	Net earnings as	compensation				Net earnings
	previously reported	expense	Other	Tax effect	Total adjustments	as restated
Nine months ended September 30, 2005	$129,326	$(2,193)	$(2,453)	$1,476	$(3,170)	$126,156
Three months ended September 30, 2005	$7,950	$(803)	$—	$265	$(538)	$7,412
The restatement adjustments reduced previously reported diluted net earnings per share by $0.03 and $0.00 for the nine and three months ended September 30, 2005, respectively.
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
As of December 15, 2006, we have paid direct costs of approximately $6.0 million, of which $2.5 million was incurred through September 30, 2006, for costs associated with the Special Committee’s investigation and additional related professional services and consulting fees associated with the restatement effort. We expect to pay up to several million dollars of additional expense in the next few months associated with the conclusion of the investigation and restatement of our consolidated financial statements.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Bermuda transacting business in more than 50 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.7 billion at September 30, 2006. We earned $261.5 million or $2.24 per diluted share in the first nine months of 2006 compared to $126.2 million or $1.17 per diluted share in the first nine months of 2005, and $93.3 million or $0.80 per diluted share in the third quarter of 2006 compared to $7.4 million or $0.07 per diluted share in the third quarter of 2005. The 2005 year-to-date and quarterly periods include a $48.3 million ($0.45 per diluted share) after-tax loss due to hurricanes and $16.9 million ($0.16 per diluted share) after-tax loss due to commutations. The 2006 per share amounts include the effect of dilution from a $150.0 million common stock offering in November 2005. Shareholders’ equity increased 33% from a year ago to $2.0 billion at September 30, 2006, principally from a combination of net earnings and the 2005 equity offering.
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
We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations and 5) other operating income. We produced $1.5 billion of revenue in the first nine months of 2006, an increase of 24% over the same period in 2005. Net earned premium increased due to greater retentions, predominantly in our diversified financial products line of business, organic growth in certain lines of business, acquisitions and payment of reinstatement premium in 2005, which reduced net written and net earned premium. Investment income increased due to a 29% growth in total investments and an increase in interest rates. Other operating income increased due to activity in our strategic investments and trading portfolio.
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

Company	Segment	Effective date acquired
Allianz Life Insurance Company Health Products Division	Insurance company	October 2, 2006
G.B. Kenrick & Associates, Inc.	Agency	July 1, 2006
Novia Underwriters, Inc.	Agency	June 30, 2006
Illium Insurance Group	Agency	December 31, 2005
Perico Ltd.	Agency	December 1, 2005
Perico Life Insurance Company	Insurance company	November 30, 2005
HCC International Insurance Company	Insurance company	July 1, 2005
United States Surety Company	Insurance company	March 1, 2005
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended September 30, 2006 and 2005 are the same as those discussed below for the respective nine month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Net earnings increased to $261.6 million ($2.24 per diluted share) in the first nine months of 2006 from $126.2 million ($1.17 per diluted share) in the same period of 2005. Net earnings increased to $93.3 million ($0.80 per diluted share) in the third quarter of 2006 from $7.0 million ($0.07 per diluted share) in the third quarter of 2005. The 2005 year-to-date and quarterly periods include a $48.3 million ($0.45 per diluted share) after-tax loss due to hurricanes and $16.9 million ($0.16 per diluted share) after-tax loss due to commutations. Growth in underwriting profits, net investment income and other operating income contributed to the increase in 2006 earnings.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earned premium	81.6%	83.3%	81.5%	82.0%
Fee and commission income	7.1	8.4	7.5	7.8
Net investment income	7.4	5.9	7.0	6.1
Net realized investment gain (loss)	(0.1)	0.2	0.1	—
Other operating income	4.0	2.2	3.9	4.1

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	46.7	56.9	45.7	71.8
Policy acquisition costs, net	15.7	15.7	15.1	15.9
Other operating expense	10.6	11.5	11.5	10.0
Interest expense	0.5	0.5	0.7	0.5

Earnings from continuing operations before income tax expense	26.5	15.4	27.0	1.8
Income tax expense	8.8	4.9	9.0	0.2

Earnings from continuing operations	17.7%	10.5%	18.0%	1.6%

Total revenue increased 24% to $1.5 billion in 2006, driven by growth in net earned premium, investment income and other operating income. We expect total revenue to continue to grow in the fourth quarter.
Gross written premium, net written premium and net earned premium are detailed below. Gross written premium increased from organic growth in certain lines of business and from acquisitions. Increased retentions, particularly in our diversified financial products line of business, and the payment of reinstatement premiums in the third quarter of 2005 contributed to the growth in net written and earned premium. In addition, following an increase in our retentions at the renewal of certain reinsurance programs of our aviation line, a transfer of in force business from reinsurers resulted in increased net written premium and net earned premium in 2006. See the Insurance Company Segment section below for further discussion of the changes in premium revenue.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross written premium	$1,628,213	$1,540,002	$536,101	$525,447

Net written premium	1,299,114	1,107,443	422,581	371,698

Net earned premium	1,204,941	995,901	421,052	338,058

Fee and commission income are shown in the table below. Fee and commission income increased as a result of profit commissions from reinsurers, which were triggered by reserve releases in the second and third quarter of 2006. Partially offsetting this increase was the effect of insurance company subsidiaries ceding less insurance, thereby reducing ceding commissions earned by them and reinsurance commissions earned by our reinsurance intermediaries.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)
Agency	$70,712	$71,680	$24,781	$23,533
Insurance companies	33,697	29,319	14,081	8,540

Fee and commission income	$104,409	$100,999	$38,862	$32,073

The sources of net investment income are detailed below.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Fixed income securities	$81,349	$56,017	$29,858	$19,855
Short-term investments	21,817	13,899	7,792	5,468
Other investments	9,870	2,891	(382)	482

Total investment income	113,036	72,807	37,268	25,805
Investment expense	(4,077)	(2,768)	(1,063)	(807)

Net investment income	$108,959	$70,039	$36,205	$24,998

Net investment income increased 56% in the first nine months of 2006 and 45% in the third quarter of 2006, compared to the prior year periods. The increase was primarily due to higher investment assets, which increased to $3.8 billion at September 30, 2006 compared to $3.0 billion at September 30, 2005, and increasing interest rates. The growth in investment assets resulted from: 1) higher net earnings, 2) higher retentions, 3) commutations of reinsurance recoverables in late 2005, 4) our public offering of common stock in 2005 and 5) the increase in net loss reserves particularly from our diversified financial products line of business, which generally have a longer time period between occurrence and payment of claims. We continue to invest our funds primarily in fixed income securities, with a duration of 4.8 years at September 30, 2006. We expect investment assets and investment income to continue to increase through year-end.
At September 30, 2006, our unrealized gain on fixed income securities was $0.6 million, compared to an unrealized loss of $54.1 million at June 30, 2006 and $8.5 million at December 31, 2005, due to decreases in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized gain on our fixed income securities increased to $19.8 million at November 30, 2006.

Information about our portfolio of fixed income securities is as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Average yield	4.2%	3.9%	4.3%	3.9%
Average tax equivalent yield	5.2%	4.8%	5.1%	4.8%
Weighted average maturity	7.0 years	7.6 years
Weighted average duration	4.8 years	4.8 years
The average yield on our short-term investments increased from 2.7% in 2005 to 4.2% in 2006.
Other operating income increased in 2006 compared to the prior year, primarily due to net gains from trading securities and gains from the partial sale of a strategic investment. Period to period comparisons of other operating income may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the sources of other operating income.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Strategic investments	$28,057	$10,085	$15,308	$6,872
Trading securities	24,161	9,210	2,307	7,783
Financial instruments	3,265	3,250	1,273	603
Other	3,588	3,571	1,388	1,606

Other operating income	$59,071	$26,116	$20,276	$16,864

Loss and loss adjustment expense increased 1% (15% excluding losses related to the hurricanes and commutations) and policy acquisition costs increased 23% over the prior year nine-month amounts primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 14% compared to the 2005 year-to-date period and 44% quarter over quarter. The 2006 amounts increased for stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R), a higher provision for reinsurance, higher professional and legal costs, and operating expenses of subsidiaries acquired in the second half of 2005. We had 1,547 employees at September 30, 2006 compared to 1,373 a year earlier, with the increase due to acquisitions. See the Recent Accounting Changes section below for further discussion of our adoption of SFAS 123(R) in 2006. The first nine months of 2005 included expense related to an indemnification claim.
Our effective income tax rate was 33.3% for 2006, compared to 32.0% for 2005. We recorded a special $2.1 million U.S. repatriation tax benefit in 2005.
At September 30, 2006, book value per share was $17.59 up from $15.26, total assets were $7.5 billion up from $7.0 billion, and shareholders’ equity was $2.0 billion up from $1.7 billion, all compared to December 31, 2005.

Segments
Insurance Company Segment
Net earnings of our insurance company segment increased to $208.2 million in the first nine months of 2006 compared to $85.3 million in the same period of 2005. The 2005 period included $65.2 million of after-tax losses related to commutations and hurricanes. The growth in segment net earnings was driven by an increase in underwriting income, increased investment income and the operations of acquired subsidiaries. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in the fourth quarter.
Premium
Gross written premium increased 6% to $1.6 billion in the first nine months of 2006 compared to 2005. Net written premium increased 17% to $1.3 billion and net earned premium increased 21% to $1.2 billion for the same period. The increase in gross written premium was due to higher writings in the energy sector of our London market account, diversified financial products and other specialty lines of business, partially offset by the non-renewal of a book of accident and health business that was 100% reinsured. The increases in net written and net earned premium were primarily due to higher retention levels on non-catastrophe business and growth in the energy sector, although our retention percentage on this line was reduced in 2006 to spread the risk. The overall percentage of retained premium increased to 80% in 2006 from 72% in 2005.
Gross written, net written and net earned premium increased 2%, 14% and 25%, respectively, quarter over quarter. We had reduced writings of international directors and officers insurance in 2006. In addition, the 2005 net written and net earned premium were reduced by $20.7 million for premium to reinstate our excess of loss reinsurance protection following the 2005 hurricanes. Net written and net earned premium are expected to continue to grow in the fourth quarter of 2006.

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Nine months ended September 30, 2006

Diversified financial products	$690,779	$574,098	83%	$538,063
Group life, accident and health	415,215	388,895	94	385,257
Aviation	166,072	128,810	78	112,661
London market account	202,964	111,278	55	80,455
Other specialty lines	152,960	96,056	63	88,569
Discontinued lines	223	(23)	nm	(64)

Totals	$1,628,213	$1,299,114	80%	$1,204,941

Nine months ended September 30, 2005

Diversified financial products	$665,400	$480,405	72%	$371,414
Group life, accident and health	453,558	381,367	84	380,681
Aviation	159,446	99,879	63	101,817
London market account	124,134	64,938	52	66,402
Other specialty lines	133,766	78,542	59	69,574
Discontinued lines	3,698	2,312	nm	6,013

Totals	$1,540,002	$1,107,443	72%	$995,901

Three months ended September 30, 2006

Diversified financial products	$240,046	$200,333	83%	$189,744
Group life, accident and health	142,457	130,007	91	129,234
Aviation	50,976	38,446	75	40,430
London market account	44,799	20,761	46	31,590
Other specialty lines	57,837	32,963	57	30,033
Discontinued lines	(14)	71	nm	19

Totals	$536,101	$422,581	79%	$421,050

Three months ended September 30, 2005

Diversified financial products	$241,781	$184,931	76%	$143,084
Group life, accident and health	147,236	124,358	84	125,079
Aviation	53,090	31,597	60	35,008
London market account	32,366	(370)	nm	8,784
Other specialty lines	49,991	30,220	60	25,023
Discontinued lines	983	962	nm	1,080

Totals	$525,447	$371,698	71%	$338,058

nm — Not meaningful comparison
The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — Growth in our surety and credit products was strong from both organic growth and our 2005 acquisitions. The growth in net written and net earned premium was due to increased retentions resulting from a reduction in proportional reinsurance.

•	Group life, accident and health — Gross written premium declined primarily because we non-

renewed a book of business which was 100% reinsured. Profit margins remain at acceptable levels despite competition from the fully insured market.
•	Aviation — The growth in net written and net earned premium was due to the effect of recapture of ceded unearned premium from a transfer of in force business in the second quarter of 2006. In addition, retentions increased from a reduction in proportional reinsurance.

•	London market account — Gross written premium increased due to the substantial increase in rates in the energy sector as a result of the 2005 hurricane losses, more than offsetting a reduction in our property sector premium. Net written premium increased for the same reason and will be reflected in increases in our net earned premium later in 2006 and into 2007. In 2006, to increase our capacity and spread our risk in the energy sector, we entered into a new quota share reinsurance agreement. Although the cost of our 2006 excess of loss reinsurance increased, our potential profitability is greater on the increased gross written premium. Our aggregate exposure in Florida and the Gulf of Mexico is lower in 2006 than it was in 2005. Net written premium and net earned premium were reduced in 2005 by additional excess of loss premium to reinstate catastrophe reinsurance coverage, which distorts the retention percentages.

•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The mix of products affected the retention percentages. Rates in this line have been relatively stable.
Losses and Loss Adjustment Expenses
The net redundancy relating to prior year losses included in our net incurred loss and loss adjustment expense was $6.0 million in the first nine months of 2006, compared to a net deficiency of $27.5 million (including $26.0 million due to commutations) in the first nine months of 2005. We had a net redundancy of $6.8 million in the third quarter of 2006 and a net deficiency of $25.2 million (including $26.0 million due to commutations) in the third quarter of 2005. During the third quarter of 2006, following a review of ultimate loss ratios, we reduced our net loss reserves by $4.8 million, primarily related to aviation and by $1.9 million related to one large 2005 hurricane claim that was settled for an amount less than reserved. During the second quarter of 2005, we reduced our net loss reserves on the 2004 hurricanes by $5.8 million to reflect revised estimates of our remaining liabilities. This reduction was offset by reserve increases in our London market account and group life, accident and health lines of business. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our gross loss ratio was 56.7% in the first nine months of 2006 and 79.4% (including 19.9% related to the 2005 hurricanes) in the same period of 2005. The following table provides comparative net loss ratios, by line of business, which reflect better than expected aviation underwriting results in 2006 and the effects of hurricanes and commutations in 2005. The net loss ratios excluding hurricanes and commutations were 59.0% and 60.2% in the nine months and third quarter of 2005, respectively.

	Nine months ended September 30,				Three months ended September 30,
	2006		2005		2006		2005
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
				(As restated)
Diversified financial products	$538,063	49.0%	$371,414	48.1%	$189,744	46.5%	$143,084	48.5%
Group life, accident and health	385,257	71.3	380,681	73.0	129,234	73.7	125,079	78.9
Aviation	112,661	55.9	101,817	73.3	40,430	55.0	35,008	100.0
London market account	80,455	44.5	66,402	95.1	31,590	42.9	8,784	424.3
Other specialty lines	88,569	58.1	69,574	76.1	30,033	55.2	25,023	111.2
Discontinued lines	(64)	nm	6,013	nm	19	nm	1,080	nm

Totals	$1,204,941	57.2%	$995,901	68.3%	$421,050	56.1%	$338,058	87.5%

Expense ratio		25.7		26.2		24.5		25.3

Combined ratio		82.9%		94.5%		80.6%		112.8%

nm — Not meaningful comparison
Comments on significant changes in net loss ratios by line of business follow:
•	Aviation — Underwriting results have been better than expected in 2006. The 2005 hurricanes increased the loss ratios 8.2% and 24.1% for the nine months and third quarter of 2005, respectively.

•	London market account — The 2005 hurricanes increased the loss ratios 54.9% and 393.3% for the nine months and third quarter of 2005, respectively. The London market account line of business can have relatively high quarter-to-quarter volatility due to catastrophe exposure.

•	Other specialty lines — The 2005 hurricanes increased the net loss ratios 18.6% and 51.8% for the nine months and third quarter of 2005, respectively.

•	Discontinued lines — The 2005 commutation losses primarily affected this line of business.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $231.0 million in the first nine months of 2006 from $187.7 million in the first nine months of 2005. Policy acquisition costs as a percentage of net earned premium increased to 19.2% in 2006 from 18.8% in 2005 due to changes in the mix of business. The expense ratio was lower than 2005 due to the higher level of net earned premium in 2006 and the effect of reinstatement premiums in 2005.

Agency Segment
Revenue from our agency segment decreased to $130.9 million in the first nine months of 2006 from $141.8 million in the first nine months of 2005, primarily due to less business produced in certain lines and the overall effect of ceding less insurance. In addition, we consolidated two underwriting agencies into insurance companies in 2005 and 2006. However, segment net earnings increased in 2006 to $28.8 million from $24.8 million in 2005 due to higher foreign earnings from brokering directors’ and officers’ liability business. While increased retentions result in less fee and commission income to our agency segment, they generate increased insurance company revenue and net earnings.
Other Operations Segment
Revenue and net earnings from our other operations segment increased to $57.8 million and $37.3 million, respectively, in the first nine months of 2006 compared to 2005 primarily due to net gains from trading securities and the partial sale of a strategic investment. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business, where we retain premium longer due to the longer duration of claims liabilities.

The components of our net operating cash flows are detailed in the following table.

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As restated)		(As restated)
Net earnings	$261,543	$126,156	$93,257	$7,412
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(79,176)	(67,328)	(28,950)	47,397
Change in unearned premium, net	109,051	103,503	4,837	32,106
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	149,937	376,060	36,521	270,187
Change in trading portfolio	(99,193)	(54,654)	(14,702)	(16,600)
Other, net	17,544	(30,483)	8,802	(6,085)

Cash provided by operating activities	$359,706	$453,254	$99,765	$334,417

Cash provided by operating activities decreased $93.5 million in the first nine months of 2006 and $234.7 million quarter over quarter. Cash received from commutations, included in cash provided by operating activities, totaled $12.8 million in 2006 and $154.1 million in 2005 ($119.6 million in third quarter 2005). Cash flow from operations decreased in 2006 primarily due to payment of 2005 hurricane claims in 2006, the timing of receipt of receivables and payment of related payables, and commutations, partially offset by an increase in net earnings.
Our combined cash and investment portfolio increased by $532.7 million during 2006 to a total of $3.9 billion at September 30, 2006. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
In 2006, we paid $32.3 million, which had been accrued at December 31, 2005, related to earnout consideration based on the terms of prior acquisition agreements. In June and July 2006, we acquired Novia Underwriters, Inc. and G.B. Kenrick and Associates, Inc. for a cash consideration.
Our $200.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. We had borrowings of $84.0 million as of September 30, 2006. We have a commitment for a new $300.0 million facility with more favorable terms, which will replace our current facility.
In the second quarter of 2006, we filed a “Universal Shelf” registration statement with the Securities and Exchange Commission, which replaced our previously filed registration statements and provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof.
As a result of our common stock trading at specified price levels in the third quarter of 2006, holders may elect to surrender our 1.30% Convertible Notes and 2.00% Convertible Exchange Notes (Notes) in the fourth quarter for cash equal to the principal amount of the Notes ($297.3 million at September 30, 2006) and common stock for the value of the conversion premium. We expect to use operating cash flow and the Revolving Loan Facility to fund any Notes surrendered, which have been minimal to date. Assuming an average price of $33.00 for our stock, we would issue approximately 4.6 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.
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
Based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively repriced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal investigation.
Our debt to total capital ratio was 16.7% at September 30, 2006 and 15.5% at December 31, 2005.

On October 2, 2006, we completed our acquisition of the assets of Allianz Life Insurance Company’s Health Products Division for cash consideration of $140.0 million and assumption of $151.5 million of loss reserves. The transaction was completed using existing capital resources and without incurring any additional debt.
We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity will provide sufficient sources of liquidity to meet our current operating needs for the foreseeable future.
Recent Accounting Changes
Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. In 2006 and thereafter, we will expense the fair value of our unvested stock options granted before January 1, 2006 and all options granted after that date. Prior to adoption, we accounted for our stock options in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and did not recognize compensation expense for options granted. Under the modified prospective method of SFAS 123(R), the 2005 and prior period financial statements were not restated when we adopted SFAS 123(R). We made no modifications to our stock option plans in conjunction with the adoption of SFAS 123(R).
In the first nine months of 2006, we expensed $9.5 million ($6.8 million after-tax or $0.06 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. We expensed $3.4 million ($2.4 million after-tax or $0.02 per diluted share) in the third quarter of 2006. At September 30, 2006, there was approximately $33.0 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of three years. In 2006, we expect to recognize $12.9 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding. In accordance with the requirements of APB Opinion No. 25, we recorded $2.2 million and $0.8 million of stock-based compensation in the nine and three months ended September 30, 2005, respectively.
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

Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
Background of Restatement
As disclosed in Explanatory Note — Late Filing of Quarterly Report on page 3 of this Form 10-Q and in Note 2 to the Condensed Consolidated Financial Statements, in August 2006, our Board of Directors formed a Special Committee of independent directors to commence an investigation of our past stock option granting practices for the period 1995 through 2005. On November 17, 2006, we announced that the Special Committee found that we had used incorrect accounting measurement dates for stock option grants covering a significant number of employees and members of our Board of Directors during the period 1997 through 2005 and that certain option grants were retroactively priced. Additionally, at the direction of the Special Committee, we reviewed our stock option granting practices from 1992, the year of our initial public stock offering, through 1994 and in 2006 and found incorrect measurement dates due to retroactive pricing were used in 2006. In substantially all of these instances, the price on the actual measurement date was higher than the price on the stated grant date.
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
We determined that, in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and its related interpretations, we should have recorded compensation expense related to these mis-priced options for the excess of the market price of our stock on the actual accounting measurement date over the exercise price of the option. As a result, we concluded that we needed to amend our Annual Report on Form 10-K for the year ended December 31, 2005 to restate our consolidated financial statements and the related disclosures for the years ended December 31, 2005, 2004 and 2003 and the condensed consolidated financial statements for the quarter ended March 31, 2006 and all quarters for the years ended December 31, 2005 and 2004, and to record an adjustment to the condensed consolidated financial statements for the quarters ended June 30, 2006 and September 30, 2006. In addition, as discussed below, we concluded that we had a material weakness in our internal control over financial reporting as of September 30, 2006.
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
As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us to comply with our disclosure obligations under the Act is recorded, processed, summarized and reported by us within the timeframes specified by the Securities and Exchange Commission in order to comply with our disclosure obligations under the Act because of the material weakness in internal control over financial reporting described below. Notwithstanding this material weakness, our current management has concluded that our consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and fairly present, in all material respects, our financial position, results of operations and cash flows for each of the periods presented herein.

Material Weakness in Internal Control Over Financial Reporting
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Our current management identified the following material weakness in our internal control over financial reporting as of September 30, 2006.
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
Part II — Other Information
Item 1. Legal Proceedings
As described in Note 2 to our Consolidated Financial Statements included in this Form 10-K/A, based on the Special Committee’s voluntary independent investigation of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants during the period 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively repriced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The SEC has commenced an informal inquiry. In connection with its inquiry, we received a document request from the SEC. We intend to fully cooperate with the informal inquiry. We are unable to predict the outcome of or the future costs related to the informal investigation.
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
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2005.
Item 6. Exhibits

a.	Exhibits
	23	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated December 22, 2006
	31.1	Certification by Chief Executive Officer
	31.2	Certification by Chief Financial Officer
	32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

December 26, 2006	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti, Chief Executive Officer

December 26, 2006	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

23	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated December 22, 2006
31.1	Certification by Chief Executive Officer
31.2	Certification by Chief Financial Officer
32.1	Certification with Respect to Quarterly Report