Form 10-K
period 2006-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2007-03-01
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

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

The aggregate market value on June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $3.2 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 16, 2007 was 111.9 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

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

Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	our ability to receive dividends from our insurance company subsidiaries in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems, which could adversely affect our business;

•	impairment of goodwill;

•	developments in the SEC’s informal inquiry related to our stock option granting procedures;

•	litigation related to our stock option investigation;

•	the loss of our Founder as a Director, Chairman of the Board and Chief Executive Officer; and

•	change of control.

We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors.

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

Our forward-looking statements speak only at the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Report may not occur.

PART I

Item 1.	Business

Business Overview

HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040, and our telephone number is (713) 690-7300. We maintain an Internet web-site at www.hcc.com. The reference to our Internet web-site address in this Report does not constitute the incorporation by reference of the information contained at the web-site in this Report. We will make available, free of charge through publication on our Internet web-site, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed with or furnished to the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we have filed or furnished such materials with the SEC.

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

Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2002 through 2005, which is the latest period for which industry information is available, we had an average statutory combined ratio of 89.8% versus the less favorable 101.7% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2002 through 2006, our gross written premium increased from $1.2 billion to $2.2 billion, an increase of 83%, while net written premium increased 232% from $545.9 million to $1.8 billion. During this period, our revenue increased from $666.8 million to $2.1 billion, an increase of 211%. During the period December 31, 2002 through December 31, 2006, our shareholders’ equity increased 131% from $884.7 million to $2.0 billion and our assets increased 105% from $3.7 billion to $7.6 billion.

Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

•	Diversified financial products

•	Group life, accident and health

•	Aviation

•	London market account

•	Other specialty lines

Our operating insurance companies are rated “AA (Very Strong)” (3rd of 22 ratings) by Standard & Poor’s Corporation and AA− (Very Strong) by Fitch Ratings (4th of 24 ratings). Avemco Insurance Company, HCC Life Insurance Company, Houston Casualty Company and U.S. Specialty Insurance Company are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. American Contractors Indemnity Company, Perico Life Insurance Company, United States Surety Company and HCC Insurance Company are rated “A (Excellent)” (3rd of 16 ratings). Standard & Poor’s, Fitch Ratings and A.M. Best are nationally recognized independent rating agencies. These financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.

Our underwriting agencies underwrite on behalf of our insurance companies and in certain situations for other non-affiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based on fee income and profit commissions and specialize in contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; marine; professional indemnity; public entity; mortgage, residual value and title insurance; and other specialty lines of business. Our principal underwriting agencies are Covenant Underwriters, G.B. Kenrick & Associates, HCC Global Financial Products, HCC Indemnity Guaranty Agency, HCC Specialty Underwriters, Professional Indemnity Agency, and RA&MCO Insurance Services.

Our brokers provide reinsurance and insurance brokerage services for our insurance companies, agencies and our clients and receive fees for their services. A reinsurance broker structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance brokers do not bear any of the insurance risks of their client companies. They earn commission income, and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. Insurance broker operations consist of consulting with retail and wholesale clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks. Our brokers specialize in placing insurance and reinsurance for group life, accident and health, surety, marine, and property and casualty lines of business. Our brokers are Rattner Mackenzie, HCC Risk Management and Continental Underwriters.

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

After a period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past three years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in response to these market conditions. During 2005 and 2006, we again increased our retentions on certain of our lines of business that were not generally exposed to catastrophe risk and where profit margins were usually more predictable. These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profits and net earnings.

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

In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business where there is an anticipation of underwriting profits based on various factors including premium rates, the availability and cost of reinsurance, policy terms and conditions, and market conditions;

•	limit our insurance companies’ aggregate net loss exposure from a catastrophic loss through the use of reinsurance for those lines of business exposed to such losses and diversification into lines of business not exposed to such losses; and

•	consider the potential acquisition of specialty insurance operations and other strategic investments.

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

On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited that we did not own for $10.5 million and 274,000 shares of our common stock. We acquired our initial 34% interest in January 2005. The key operating subsidiary, De Montfort Insurance Company, provides surety and credit insurance. It has been renamed HCC International Insurance Company, and a significant amount of our other United Kingdom operations were combined with this company in 2006.

On December 1, 2005, we acquired Perico Ltd., a medical stop-loss insurance underwriting agency headquartered in St. Louis, Missouri. We paid $30.0 million and issued 158,599 shares of our common stock in connection with the acquisition.

On December 13, 2005, we acquired MIC Life Insurance Corporation, a Delaware-domiciled insurance company, for $20.0 million. MIC has been renamed Perico Life Insurance Company and operations are located in St. Louis, Missouri.

On December 21, 2005, we acquired the remaining 80% of Illium Insurance Group, Ltd. that we did not own for $2.5 million. We acquired our initial 20% interest in March 2004. Illium Insurance Group Ltd. is the parent of a managing agent for a syndicate at Lloyd’s of London, which specializes in United Kingdom third party liability, employers’ liability and commercial motor risks. One of our insurance companies has been and will continue to be a substantial participant in this syndicate.

On June 30, 2006, we acquired Novia Underwriters, Inc., an underwriting agency based in Indianapolis, Indiana, specializing in medical stop-loss insurance, for $5.5 million cash. Novia’s business has been absorbed into Perico Life.

On July 1, 2006, we acquired G.B. Kenrick & Associates, Inc., an underwriting agency located in Auburn Hills, Michigan, recognized as a premier underwriter of public entity insurance, for $18.0 million cash. Kenrick operates as a subsidiary of Professional Indemnity Agency.

On October 2, 2006, we acquired the assets of the Health Products Division of Allianz Life Insurance Company of North America (the Health Products Division) for cash consideration of $140.0 million and assumed the outstanding loss reserves. The Health Products Division’s operations include medical stop-loss insurance for self-insured corporations and groups; medical excess insurance for HMOs; provider excess insurance for integrated delivery systems; excess medical reinsurance to small and regional insurance carriers; and LifeTrac, a network for providing organ and bone marrow transplants. The Health Products Division currently writes approximately $250.0 million in annual gross premium. We integrated the Health Products Division’s operations into HCC Life Insurance Company.

We continue to evaluate acquisition opportunities and we may complete additional acquisitions during 2007. Any future acquisitions will be designed to expand and strengthen our existing lines of business or to provide access to additional specialty sectors, which we expect to contribute to our overall growth.

Insurance Company Operations

Lines of Business

This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands):

	2006		2005		2004

Diversified financial products	$956,057	43%	$908,526	45%	$857,299	43%
Group life, accident and health	621,639	28	593,382	29	584,747	30
Aviation	216,208	10	210,530	10	204,963	10
London market account	234,868	10	144,425	7	178,950	9
Other specialty lines	205,651	9	176,139	9	133,964	7
Discontinued lines of business	1,225	—	5,284	—	15,230	1

Total gross written premium	$2,235,648	100%	$2,038,286	100%	$1,975,153	100%

This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands):

	2006		2005		2004

Diversified financial products	$794,232	44%	$675,942	45%	$404,870	37%
Group life, accident and health	590,811	33	502,805	34	343,996	31
Aviation	166,258	9	130,743	9	144,687	13
London market account	127,748	7	78,809	5	107,509	10
Other specialty lines	133,481	7	109,106	7	83,980	7
Discontinued lines of business	22	—	3,819	—	20,477	2

Total net written premium	$1,812,552	100%	$1,501,224	100%	$1,105,519	100%

This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our continuing lines of business:

	2006	2005	2004

Diversified financial products	83%	74%	47%
Group life, accident and health	95	85	59
Aviation	77	62	71
London market account	54	55	60
Other specialty lines	65	62	63

Continuing lines of business percentage retained	81%	74%	55%

Underwriting

We underwrite primary business produced through affiliated underwriting agencies, through independent and affiliated brokers and producers and by direct marketing efforts. We also write facultative or individual account reinsurance as well as some treaty reinsurance business.

Diversified Financial Products

We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

•	directors’ and officers’ liability
•	employment practices liability
•	mortgage guaranty
•	professional indemnity
•	residual value insurance
•	surety and credit
•	other financial products

We began to underwrite this line of business through a predecessor company in 1977. Our insurance companies started participating in this business in 2001. We have substantially increased our level of business through the acquisition of a number of agencies and insurance companies that operate in this line of business, both domestically and internationally. Each of the acquired entities has significant experience in its respective specialty within this line of business. We have also formed entities developed around teams of experienced underwriters, which offer these products.

In 2002 and 2003, following several years of insurance industry losses, significant rate increases were experienced throughout our diversified financial products line of business, particularly directors’ and officers’ liability, which we began underwriting opportunistically in 2002. We benefited greatly from these improved conditions despite the fact that we had not been involved in the past losses. Rates have softened in 2004, 2005 and 2006 for some of the products in this line, but our underwriting margins are still very profitable. There is also considerable investment income derived from diversified financial products due to the extended periods involved in claims resolution.

We had previously maintained reinsurance on our diversified financial products line of business, primarily on a proportional basis, but over the past two years have substantially increased our retentions. Although individual losses primarily in the directors’ and officers’ public company liability business may have potential severity, there is a relatively low risk of catastrophe exposure in this line of business and a reasonable expectation of underwriting profitability. Net premium written for the United States public company directors’ and officers’ liability was approximately $244.3 million in 2006. The remainder of the diversified financial products business is less volatile with relatively low limits.

Group Life, Accident and Health

We write medical stop-loss business through HCC Life Insurance Company and since its December 2005 acquisition, Perico Life Insurance Company. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employees’ medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We first began writing this business through a predecessor company in 1980. Our insurance companies started participating in this business in 1997. This line of business has grown both organically and through acquisitions. We are considered a market leader in medical stop-loss insurance. We also underwrite a small program of group life insurance offered to our insureds as a complement to our medical stop-loss products and we began writing medical excess insurance for various insureds, an operation we acquired in the acquisition of the Health Products Division in 2006.

Premium rates rose substantially beginning in 2000 and, although competition has increased in recent years and the amount of premium rate increases has decreased, underwriting results have remained profitable. Premium rate increases together with deductible increases are still adequate to cover medical cost trends. Medical stop-loss business has relatively low limits, a low level of catastrophe exposure and a generally predictable result. Therefore, we have increased our retentions annually since 2001 and currently buy no reinsurance for this line of business.

We began writing alternative workers’ compensation and occupational accident insurance in 1996. This business is currently written through U.S. Specialty Insurance Company. These products have relatively low limits, a relatively low level of catastrophe exposure and a generally predictable result.

Aviation

We are a market leader in the general aviation insurance industry insuring aviation risks, both domestically and internationally. Types of aviation business include:

•	antique and vintage military aircraft
•	cargo operators
•	commuter airlines
•	corporate aircraft
•	fixed base operations
•	military and law enforcement aircraft
•	private aircraft owners
•	rotor wing aircraft

We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We generally do not insure major airlines, major manufacturers, products or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during the spring and summer months.

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

London Market Account

Our London market account business consists of marine, energy, property, and accident and health business, and has been primarily underwritten by Houston Casualty Company’s London branch office. During 2006, we began to utilize HCC International Insurance Company to underwrite the non-U.S. based risks that comprise this line of business. This line includes most of our catastrophe exposure. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line. The following table presents the details of net premium written within the London market account line of business (in thousands):

	2006	2005	2004

Marine	$26,664	$23,799	$19,537
Energy	57,619	15,621	26,258
Property	18,049	18,379	19,613
Accident and health	25,416	21,010	42,101

Total London market account net written premium	$127,748	$78,809	$107,509

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

Rates were relatively low for an extended period of time, reaching levels where underwriting profitability was difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Underwriting profitability was adversely impacted by the 2004 and 2005 hurricane activity, but this has resulted in rates increasing substantially and policy conditions becoming more stringent. The business was very profitable in 2006 as there were no catastrophe losses. However, we continue to reinsure much of our catastrophe exposure, buying substantial amounts of reinsurance both on a proportional and excess basis.

We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties including:

•	factories
•	hotels
•	industrial plants
•	office buildings
•	retail locations
•	utilities

We have written property business since 1986, including business interruption, physical damage and catastrophe risks, including flood and earthquake. Rates increased significantly following September 11, 2001, but had trended downward by 2005 despite the hurricane activity of 2004. The massive losses from hurricanes in 2005 resulted in substantial rate increases, but due to over capacity, policy conditions have remained unchanged, unlike energy risks. Accordingly, we substantially reduced our involvement in policies with exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance, unlike many industry participants, which has shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While seriously affecting our earnings in the third quarters of 2004 and 2005, we still were able to produce record annual earnings in those years, and this business was profitable in 2006 as there were no significant catastrophe losses.

We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experience and other market factors, we significantly decreased premiums starting in 2004, although our business is now much more stable and profitable.

Our London market account is reinsured both proportionally and on an excess of loss basis. Catastrophe exposure is closely monitored and reinsurance is purchased accordingly to limit our net exposure to a level that any loss is not expected to impact our capital. Previous net catastrophe losses from Hurricane Andrew in 1992, the Northridge Earthquake in 1994, the terrorist attacks on September 11, 2001, and the hurricanes of 2004 and 2005 did not exceed net earnings in the affected quarter.

Other Specialty Lines

In addition to the above, we underwrite various other specialty lines of business, including different types of property and liability business, for which individual premiums by type of business are not at this time significant to our overall results of operations.

Insurance Companies

Houston Casualty Company

Houston Casualty Company is our largest insurance company subsidiary. It is domiciled in Texas and insures risks worldwide. Houston Casualty Company receives business through independent agents and brokers, our underwriting agencies and reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes diversified financial products, aviation, London market account and other specialty lines of business. It is also an issuing carrier for our affiliated underwriting agencies. Houston Casualty Company’s 2006 gross written premium, including Houston Casualty Company-London, was $738.6 million.

Houston Casualty Company-London

Houston Casualty Company operates a branch office in London, England, in order to more closely align its underwriting operations with the London market, a historical focal point for some of the business that it underwrites. Houston Casualty Company-London underwrites diversified financial products and London market account business, some of which is produced by our affiliated underwriting agencies. In 2006, we focused the underwriting activities of Houston Casualty Company-London’s office on risks based in the United States. We began to use HCC International Insurance Company as a platform for much of the European and other international risks previously underwritten by Houston Casualty Company-London.

HCC International Insurance Company

HCC International Insurance Company PLC, writes diversified financial products business, primarily surety, credit and professional indemnity products, and non-United States based London market account risks. HCC International Insurance Company has been in operation since 1982 and is domiciled in the United Kingdom. HCC International Insurance Company’s 2006 gross written premium was $156.3 million. We intend to continue to expand the underwriting activities of HCC International Insurance Company and to use it as an integral part of a European platform for our international insurance operations.

U.S. Specialty Insurance Company

U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It primarily writes diversified financial products, aviation and accident and health business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2006 was $497.8 million.

HCC Life Insurance Company

HCC Life Insurance Company is an Indiana-domiciled life insurance company. It operates as a group life, accident and health insurer. In early 2005, we consolidated the operations of our underwriting agency, HCC Benefits Corporation, into HCC Life Insurance Company. In 2006, the Health Products Division was acquired and integrated into HCC Life Insurance Company. HCC Life Insurance Company’s gross written premium in 2006 was $539.0 million.

Avemco Insurance Company

Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of general aviation business. It has also been an issuing carrier for accident and health business and some other lines of business underwritten by our underwriting agencies and an unaffiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2006 was $92.2 million.

American Contractors Indemnity Company

American Contractors Indemnity Company is a California-domiciled surety company. It writes court, specialty contract, license and permit and bail bonds. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2006 gross written premium was $83.3 million.

HCC Europe

Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer. It underwrites diversified financial products business. HCC Europe is also an issuing carrier for business underwritten by our underwriting agencies and has been in operation since 1978. HCC Europe’s gross written premium in 2006 was $165.5 million.

HCC Reinsurance Company

HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company that writes assumed reinsurance from our insurance companies and from unaffiliated insurance companies and a limited amount of primary insurance. HCC Reinsurance Company is an issuing carrier for diversified financial products business underwritten by our underwriting agency, HCC Indemnity Guaranty. HCC Reinsurance Company also reinsures our proportional interest in Lloyds of London Syndicate 4040, which is managed by our subsidiary Illium Managing Agency, Ltd. Illium Managing Agency was acquired in December 2005. It writes business included in our other specialty line of business. HCC Reinsurance Company’s gross written premium in 2006 was $81.7 million.

HCC Specialty Insurance Company

HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company in operation since 2002. It writes diversified financial products and other specialty lines of business produced by our underwriting agencies. HCC Specialty Insurance Company’s gross written premium in 2006 was $19.0 million and is 100% ceded to Houston Casualty Company.

United States Surety Company

United States Surety Company is a Maryland-domiciled surety company that has been in operation since 1996. It writes contract bonds and operates as a part of our HCC Surety Group. United States Surety Company’s 2006 gross written premium was $21.1 million.

Perico Life Insurance Company

Perico Life Insurance Company was a previously dormant company acquired in December 2005 and is a Delaware-domiciled life insurance company. Perico Life Insurance Company now operates as a group life, accident and health insurer. In 2006, we consolidated the operations of our recently acquired underwriting agencies, Novia Underwriters, Inc. and Perico Ltd., into Perico Life Insurance Company. Perico Life Insurance Company’s 2006 gross written premium was $32.4 million.

HCC Insurance Company

HCC Insurance Company is an Indiana-domiciled property and casualty insurance company. It writes business included in our other specialty lines of business produced by one of our underwriting agencies. HCC Insurance Company’s gross written premium in 2006 was $5.9 million and is 100% ceded to Houston Casualty Company.

Underwriting Agency Operations

Our underwriting agencies act on behalf of affiliated and non-affiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure the business written by our underwriting agencies. Total revenue generated by our underwriting agencies in 2006 amounted to $148.7 million.

Professional Indemnity Agency

Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with operations in San Francisco, California, Concord, California, and Auburn Hills, Michigan, acts as an underwriting manager for diversified financial products specializing in directors’ and officers’ liability and professional indemnity, kidnap and ransom, employment practice liability, public entity and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1977.

HCC Specialty Underwriters

HCC Specialty Underwriters Inc., with its home office in Wakefield, Massachusetts and with branch offices in London, England, Los Angeles, California and New York, New York, acts as an underwriting manager for sports disability, contingency and other group life, accident and health and specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1982.

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

Covenant Underwriters

Covenant Underwriters, Ltd. is an underwriting agency based in Covington, Louisiana with an office in New York, New York, specializing in commercial marine insurance underwritten on behalf of affiliated and unaffiliated insurance companies. It has been in operation through predecessor entities since 1993.

HCC Indemnity Guaranty Agency

HCC Indemnity Guaranty Agency, Inc. is an underwriting agency based in New York, New York, specializing in mortgage guaranty, structured products, title and residual value insurance and reinsurance on behalf of affiliated insurance companies. It has been in operation since 2004.

Illium Insurance Group

Illium Insurance Group, Ltd. is the parent of a managing agent for a syndicate at Lloyd’s of London, which specializes in United Kingdom third party liability, employers’ liability and commercial motor risks. One of our insurance companies is a substantial participant in this syndicate. We may use Illium and its managed syndicate as a platform for expanding our operations within the Lloyd’s market. It has been in operation since 2004.

Reinsurance and Insurance Broker Operations

Our reinsurance and insurance brokers provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies, and other risk-taking entities. The brokers earn commission income and, to a lesser extent, fees for certain services, generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies and they may retain a portion of the risk. Total revenue generated by our brokers in 2006 amounted to $31.3 million.

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

Continental Underwriters

Continental Underwriters Ltd. is an insurance broker based in Covington, Louisiana, specializing in commercial marine insurance and has been in operation since 1970.

HCC Risk Management

HCC Risk Management Corporation, based in Houston, Texas, is a reinsurance broker specializing in placing reinsurance on behalf of affiliated and unaffiliated insurance companies and has been in operation since 1991.

Other Operations

Other operating income consists of 1) equity in the earnings of mainly insurance-related companies in which we invest, 2) dividends and interest from certain other insurance-related strategic investments and gains or losses from the disposition of these investments, 3) income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments, 4) the profit or loss from a portfolio of trading securities and 5) other miscellaneous income. Other operating income was $77.0 million in 2006, but can vary considerably from period to period depending on the amount of investment or disposition activity. In the fourth quarter of 2006, we began liquidating our trading portfolio, a process that will be completed in 2007, investing the proceeds primarily in fixed income securities.

Operating Ratios

Premium to Surplus Ratio

This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2006	2005	2004	2003	2002

Gross written premium	$2,243,843	$2,049,116	$1,992,361	$1,746,413	$1,163,397
Net written premium	1,812,896	1,495,931	1,121,343	867,795	545,475
Policyholders’ surplus	1,342,054	1,110,268	844,851	591,889	523,807
Gross written premium ratio	167.2%	184.6%	235.8%	295.1%	222.1%
Gross written premium industry average(1)	*	192.7%	201.6%	219.3%	244.4%
Net written premium ratio	135.1%	134.7%	132.7%	146.6%	104.1%
Net written premium industry average(1)	*	99.8%	108.5%	117.4%	130.3%

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

	2006	2005	2004	2003	2002

Loss ratio	59.2%	67.1%	63.8%	66.1%	60.8%
Expense ratio	25.0	26.1	26.7	24.6	25.5

Combined ratio — GAAP	84.2%	93.2%	90.5%	90.7%	86.3%

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

	2006	2005	2004	2003	2002

Loss ratio	60.0%	67.1%	64.3%	66.8%	62.0%
Expense ratio	24.0	25.5	26.7	23.0	23.9

Combined ratio — Statutory	84.0%	92.6%	91.0%	89.8%	85.9%

Industry average	*	100.7%	98.3%	100.1%	107.5%

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

Each quarter-end, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. We consistently maintain total consolidated net reserves above the total actuarial point estimate but within the actuarial range.

Our actuaries utilize standard actuarial techniques in making their actuarial point estimates. These techniques require a high degree of judgment, and changing conditions can cause fluctuations in the reserve estimates. We believe that our review process is effective, such that any required changes are recognized in the period of change as soon as the need for the change is evident. Reinsurance recoverables offset our gross reserves based upon the contractual terms of our reinsurance agreements.

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

This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Balance sheet reserves	$3,097,051	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117	$871,104	$460,511	$275,008	$229,049
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	—	5,587	—	(66,571)	(32,437)	(136)	—	—

Adjusted reserves	3,097,051	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008	229,049
Cumulative paid at:
One year later		689,126	511,766	396,077	418,809	390,232	400,279	424,379	229,746	160,324	119,453
Two years later			780,130	587,349	548,941	612,129	537,354	561,246	367,512	209,724	179,117
Three years later				772,095	659,568	726,805	667,326	611,239	419,209	241,523	193,872
Four years later					823,760	803,152	720,656	686,730	435,625	259,067	212,097
Five years later						921,920	758,126	721,011	453,691	262,838	223,701
Six years later							835,994	725,639	462,565	267,038	225,595
Seven years later								752,733	462,126	270,362	227,177
Eight years later									464,748	268,939	228,621
Nine years later										269,751	230,745
Ten years later											232,169
Re-estimated liability at:
End of year	3,097,051	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008	229,049
One year later		2,810,419	2,118,471	1,641,426	1,287,003	1,109,098	922,080	836,775	550,409	308,501	252,236
Two years later			2,112,303	1,666,931	1,393,143	1,241,261	925,922	868,438	545,955	316,250	249,013
Three years later				1,690,729	1,464,448	1,384,608	1,099,657	854,987	547,179	304,281	250,817
Four years later					1,506,360	1,455,046	1,102,636	900,604	537,968	305,022	247,245
Five years later						1,480,193	1,135,143	887,272	522,183	295,975	249,853
Six years later							1,137,652	894,307	521,399	296,816	243,015
Seven years later								899,212	513,918	292,544	242,655
Eight years later									511,323	291,164	241,904
Nine years later										287,021	244,687
Ten years later											242,651
Cumulative redundancy (deficiency)		$3,301	$(23,104)	$(165,416)	$(341,858)	$(347,935)	$(260,106)	$(60,545)	$(50,948)	$(12,013)	$(13,602)

The gross deficiencies reflected in the above table for years 1998 through 2004 resulted from the following:

•	During 2005 and 2004, we recorded $49.8 million and $127.7 million, respectively, in gross losses related to the 2001 and 2000 accident years on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business. The recording of these losses also affected the 2003 and 2002 years in the above table.

•	During 2005, we reduced our gross reserves on the 2004 hurricanes by $13.4 million to reflect current estimates of our remaining liabilities, which partially offset the 2005 adverse development discussed above.

•	During 2003, we recorded $132.9 million in gross losses related to 1999 and 2000 accident years on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business. The recording of these losses also affected the 2002 and 2001 years in the above table.

•	The 2000 and 1999 years in the table were also negatively affected by late reporting loss information received during 2001 for certain discontinued business.

The gross development in 2004 resulted in a $30.5 million negative effect on our net losses. The remainder of the gross development discussed above did not have a material effect on our net losses because the majority of the gross losses were reinsured.

The gross reserves in the discontinued lines of business, particularly with respect to run-off assumed accident and health reinsurance business, produced substantial negative development from 2003 through 2005. This assumed accident and health reinsurance is primarily excess coverage for large losses related to workers’ compensation policies. Losses tend to develop and affect excess covers considerably after the original loss was incurred. Additionally, certain primary insurance companies that we reinsured have experienced financial difficulty and some of them are in liquidation, with guaranty funds now responsible for administering the business. Losses related to this business are historically late reporting. While we attempt to anticipate these conditions in setting our gross reserves, we have only been partially successful to date and there could be additional negative development in these reserves in the future. The gross losses that have developed negatively have been substantially reinsured and therefore have little effect on our net earnings.

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

The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2006	2005	2004

Reserves for loss and loss adjustment expense payable at beginning of year	$2,813,720	$2,089,199	$1,525,313
Reserve additions from acquired businesses	146,811	19,236	15,537
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,222,139	1,567,501	1,173,042
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	(3,301)	29,272	116,113

Incurred loss and loss adjustment expense	1,218,838	1,596,773	1,289,155

Loss and loss adjustment expense payments for claims occurring during:
Current year	393,192	379,722	344,729
Prior years	689,126	511,766	396,077

Loss and loss adjustment expense payments	1,082,318	891,488	740,806

Reserves for loss and loss adjustment expense payable at end of year	$3,097,051	$2,813,720	$2,089,199

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997	1996

Reserves, net of reinsurance	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872	$273,606	$118,912	$119,634	$117,283
Reserve adjustments from acquisition (disposition) of subsidiaries	—	—	—	—	5,587	—	(6,048)	(3,343)	(410)	—	—
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	—	—	63,851	15,008	2,636

Adjusted reserves, net of reinsurance	2,108,961	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642	119,919
Cumulative paid, net of reinsurance, at:
One year later		222,336	172,224	141,677	115,669	126,019	102,244	145,993	56,052	48,775	47,874
Two years later			195,663	135,623	152,674	131,244	139,659	174,534	103,580	64,213	66,030
Three years later				124,522	115,214	163,808	118,894	185,744	113,762	80,227	72,863
Four years later					88,998	93,405	138,773	180,714	121,293	81,845	81,620
Five years later						59,936	158,935	197,416	120,452	84,986	81,968
Six years later							137,561	200,833	127,254	87,626	82,681
Seven years later								188,901	131,631	89,194	84,108
Eight years later									132,614	88,061	84,847
Nine years later										88,229	84,770
Ten years later											85,253
Re-estimated liability, net of reinsurance, at:
End of year	2,108,961	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642	119,919
One year later		1,526,907	1,084,677	735,678	487,403	306,318	233,111	260,678	186,967	120,049	116,145
Two years later			1,083,955	770,497	500,897	338,194	222,330	254,373	175,339	116,745	101,595
Three years later				792,099	571,403	366,819	259,160	244,650	171,165	110,673	97,353
Four years later					585,741	418,781	267,651	258,122	163,349	107,138	95,118
Five years later						453,537	296,396	254,579	155,931	103,243	93,528
Six years later							305,841	271,563	157,316	101,538	91,413
Seven years later								277,841	156,376	99,872	90,951
Eight years later									155,016	97,965	90,534
Nine years later										96,205	90,011
Ten years later											89,235
Cumulative redundancy (deficiency)		$6,526	$(24,672)	$(86,899)	$(121,452)	$(140,440)	$(62,017)	$(7,578)	$27,337	$38,437	$30,684

The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2006	2005	2004

Net reserves for loss and loss adjustment expense payable at beginning of year	$1,533,433	$1,059,283	$705,200
Net reserve additions from acquired businesses	146,811	12,491	11,647
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,018,382	894,303	614,752
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years *	(6,526)	25,394	30,478

Incurred loss and loss adjustment expense	1,011,856	919,697	645,230

Loss and loss adjustment expense payments for claims occurring during:
Current year	360,803	285,814	161,117
Prior years	222,336	172,224	141,677

Loss and loss adjustment expense payments	583,139	458,038	302,794

Net reserves for loss and loss adjustment expense payable at end of year	$2,108,961	$1,533,433	$1,059,283

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

We had net loss and loss adjustment expense adverse development (redundancy) relating to prior year losses of $(6.5) million in 2006, $25.4 million in 2005 and $30.5 million in 2004. The 2006 redundancy resulted from reductions of $17.7 million of prior year hurricane reserves plus $9.0 million redundancy primarily from our aviation and energy lines, partially offset by a commutation charge of $20.2 million, which primarily related to the 2001 accident years. The 2005 development resulted from a commutation charge of $26.0 million, which primarily related to the 2001 and 2000 accident years, and a net redundancy of $0.6 million from all other sources. In 2004, as a result of adverse development in run-off assumed accident and health reinsurance business in our discontinued lines of business, we strengthened our reserves on this line to bring them above our actuarial point estimate. Our 2004 deficiency included $27.3 million related to this charge, which primarily affected the 2001 and 2000 accident years, and we had a net deficiency of $3.2 million from all other sources. Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

Enterprise Risk Management

We are in the process of formalizing an Enterprise Risk Management (ERM) strategy to manage risks appropriately throughout our organization. Within ERM, we are creating an event and risk repository for managing and maintaining our risk profile, so it remains current and supports a “no surprises” environment. ERM will ensure that our internal controls framework is effective in design and operation and aligned with our business risk. We are implementing processes and practices that will allow us to assess risks in a more transparent, structured and consistent manner and provide clarity to our risk response process, resulting in our improved management of risks. ERM will also identify potential opportunities for our business. To support our ERM objective, we have assigned the responsibility for implementation to an Executive Vice President and invested in professional expertise and technology. With ERM, we strive to implement superior risk management practices at all levels of the organization.

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

In the United States, state insurance regulators classify primary insurance companies and some individual lines of business as “admitted” (also known as “licensed”) insurance or “non-admitted” (also known as “surplus lines”) insurance. Surplus lines insurance is offered by non-admitted companies on risks that are not insured in the particular state by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and to follow specific state laws prior to placing a risk with a surplus lines insurer. Our insurance companies offer products on both an admitted and surplus lines basis.

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

U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations in the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval. Many states require prior regulatory approval for all dividends.

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

Statutory Accounting Principles

The principal differences between statutory accounting principles for our domestic insurance company subsidiaries and generally accepted accounting principles, the method by which we report our consolidated financial results to our shareholders, are as follows:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles whereas, under generally accepted accounting principles, there is no such provision unless the recoverables are deemed to be doubtful of collection;

•	certain assets that are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles but are included in a balance sheet prepared in accordance with generally accepted accounting principles;

•	only some of the deferred tax asset is recognized under statutory accounting principles;

•	fixed income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles;

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles; and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and, under generally accepted accounting principles, such costs are deferred and amortized to expense as the related premium is earned.

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

Risk-Based Capital

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2006, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Under the Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2007, our deductible is approximately $106.3 million. The Federal Government would provide reimbursement for 85% of any additional covered losses in 2007 up to the maximum amount set out in the Act.

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

State regulators in many states have initiated or are participating in industry-wide investigations of sales and marketing practices in the insurance industry. Such investigations have resulted in restitution and settlement payments by some companies and criminal charges against some individuals. The investigations have led to changes in the structure of compensation arrangements, the offering of certain products and increased transparency in the marketing of many insurance products. We have cooperated fully with any such investigations and, based on presently available information, do not expect any adverse results from such investigations.

We do not know at this time the full extent to which these Federal or state legislative or regulatory initiatives will or may affect our operations and no assurance can be given that they would not, if adopted, have a material adverse effect on our business or our results of operations.

Employees

At December 31, 2006, we had 1,660 employees. Of this number, 929 are employed by our insurance companies, 471 are employed by our underwriting agencies, 99 are employed by our reinsurance and insurance brokers and 161 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Item 1A.  Risk Factors

Risks Relating to our Industry

Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophic losses.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, windstorms, earthquakes, hailstorms, explosions, severe winter weather and fires and may include man-made events, such as terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, we experienced a significant loss as a result of the September 11, 2001 terrorist attack. Most of our exposure to catastrophes comes from our London market account. Although we typically purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, the nature or magnitude of losses attributed to a catastrophic event or events may result in losses that exceed our reinsurance protection. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our financial position, results of operations and liquidity.

The insurance and reinsurance business is historically cyclical, and we expect to experience periods with excess underwriting capacity and unfavorable premium rates, which could cause our results to fluctuate.

The insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity, as well as periods when shortages of capacity permitted an increase in pricing and, thus, more favorable premium levels. An increase in premium levels is often, over time, offset by an increasing supply of insurance and reinsurance capacity, either by capital provided by new entrants or by the commitment of additional capital by existing insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and fewer opportunities to underwrite insurance risks, which could have a material adverse effect on our results of operations and cash flows. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly. These factors may also cause the price of our common stock to be volatile.

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

We are subject to extensive governmental regulation and supervision. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework that applies to our operations in that jurisdiction. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our results of operations. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business. Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could adversely affect our results of operations.

Our reliance on brokers subjects us to their credit risk.

In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers, and these brokers, in turn, pay these amounts to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, we might remain liable to the insured or ceding insurer for the deficiency. Conversely, in certain jurisdictions, when the insured or ceding insurer pays premiums for these policies to brokers for payment over to us, these premiums might be considered to have been paid and the insured or ceding insurer will no longer be liable to us for those amounts, whether or not we have actually received the premiums from the broker. Consequently, we assume a degree of credit risk associated with brokers with whom we transact business. However, due to the unsettled and fact-specific nature of the law, we are unable to quantify our exposure to this risk. To date, we have not experienced any material losses related to these credit risks.

Risks Relating to our Business

Our inability to accurately assess underwriting risk could reduce our net income.

Our underwriting success is dependent on our ability to accurately assess the risks associated with the business on which the risk is retained. We rely on the experience of our underwriting staff in assessing these risks. If we fail to assess accurately the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net income. The underwriting process is further complicated by our exposure to unpredictable developments, including earthquakes,weather-related events and other natural catastrophes, as well as war and acts of terrorism.

Our increased retentions in various lines of business expose us to a greater portion of potential losses.

Over the past few years, we have significantly increased our retentions, or the part of the risk we retain for our own account, in a number of the lines of business underwritten by our insurance companies. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in the subject line of business and could have a material adverse effect on our financial position, results of operations and cash flows in the event of significant losses associated with such risks or lines of business.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a primary insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under The Terrorism Risk Insurance Act, originally enacted in 2002 and subsequently extended, for up to 85% of our losses in 2007. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Act during 2007 is $106.3 million. If the Act is not extended beyond its currently stated termination date of December 31, 2007 or replaced by a similar program, our liability for terrorist acts could be a material amount.

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

If rating agencies downgrade our financial strength ratings, our business and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company, Inc. whose financial strength ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continuation of those ratings cannot be assured. If our ratings are reduced from their current levels, our financial position and results of operations could be adversely affected.

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

As a result of the delayed filing of our Quarterly Reports on Form 10-Q for the second and third quarters of 2006, we are ineligible to register our securities on Form S-3 or use our previously filed shelf registration statement for one year after December 27, 2006, the date these reports were filed with the SEC. We may use Form S-1 to raise capital and borrow money utilizing public debt or to complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner.

Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company rate our credit strength. If our credit ratings are reduced, it might significantly impede our ability to raise capital and borrow money.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. Certain of our senior underwriters and other skilled employees have employment agreements that are for definite terms, and there is no assurance we will retain these employees beyond the current terms of their agreements. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could adversely affect our business.

We invest a significant amount of our assets in fixed income securities that have experienced market fluctuations, which may greatly reduce the value of our investment portfolio.

At December 31, 2006, $3.0 billion of our $3.9 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions. With respect to our investments in fixed income securities, the fair value of these investments generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk (such as mortgage-backed and other asset-backed securities) may differ from those anticipated at the time of investment as a result of interest rate fluctuations. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Although we maintain an investment grade portfolio (98% are rated “A” or better), our fixed income securities are also subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. Historically, the impact of market fluctuations has affected our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. Unrealized pre-tax net investment gains (losses) on investments in fixed income securities were $6.9 million in 2006, $(29.3) million in 2005 and $(9.3) million in 2004.

Our strategy of acquiring other companies for growth may not succeed.

Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could have a material adverse effect on our business and financial performance, including: 1) the diversion of our management’s attention, 2) our ability to assimilate the operations and personnel of the acquired companies, 3) the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies, 4) the need to expand management, administration and operational systems and 5) increased competition for suitable acquisition opportunities and qualified employees. We cannot predict whether we will be able to acquire additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and/or the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could adversely affect our financial position and results of operations. Moreover, our ability to use equity securities or to incur additional debt for acquisitions may be negatively affected by our inability to use Form S-3 or our previously filed shelf registration for one year after December 27, 2006.

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

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. Our net earnings could be adversely affected by exchange rate fluctuations, which would adversely affect receivable and payable balances and reserves. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our results of operations.

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

We are exposed to goodwill impairment risk as part of our business acquisition strategy.

We have recorded goodwill in connection with the majority of our business acquisitions. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that a portion of the goodwill carrying value needs to be written down to fair value, which could adversely affect our financial position and results of operations.

The SEC’s informal inquiry related to our stock option granting procedures is ongoing, and the scope and outcome could have a negative impact on the price of our securities and on our business.

In connection with a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an informal inquiry into our option pricing practices. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to informal requests for documents and additional information. We intend to fully cooperate with the SEC. We are unable to predict the outcome of the informal inquiry, but it may result in additional professional fees, including our advancement of attorneys’ fees incurred by our Directors, certain officers and certain former executives and Directors; may continue to occupy the time and attention of our management team; could have a material adverse impact on our stock price, including increased stock price volatility; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

The matters relating to the Special Committee of the Board of Directors’ investigation of our historical stock option granting practices and the restatement of our consolidated financial statements have resulted in our being named as a party in two derivative legal actions and may result in future litigation, which could harm our business and financial condition.

As a result of the Special Committee’s voluntary independent investigation of our historical stock option granting practices, we had to record non-cash compensation expense in each year from 1997 through 2006. To correct these accounting errors, we restated our consolidated financial statements for the applicable periods and filed our Annual Report on Form 10-K/A for 2005 and our Quarterly Report on Form 10-Q/A for the first quarter of 2006. The investigation and restatements have exposed us to greater risks associated with litigation. Publicity resulting from these actions may materially adversely affect us, regardless of the cause or effect of the actions. Since December 31, 2006, two derivative actions have been filed naming a number of current and former officers and Directors as defendants. The Company is a nominal defendant. We cannot assure you about the outcome of these two derivative lawsuits or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to pay legal expenses in certain instances to current and former officers and Directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.

The loss of our Founder, Stephen L. Way, as a Director, Chairman of the Board and Chief Executive Officer could weaken our strategic leadership and may have a material adverse effect on our business and development.

Since our founding, Stephen L. Way’s leadership and strategic direction have been critical elements to our success. On November 17, 2006, Mr. Way resigned as Chief Executive Officer and on February 20, 2007, he resigned as a Director and Chairman of the Board. Although our executive officers have experience in the insurance industry, they do not have the same breadth of experience as Mr. Way in providing the strategic direction for our future growth and development. As a result, the loss of Mr. Way’s services as a Director, Chairman of the Board and Chief Executive Officer could weaken our strategic leadership and may have a material adverse effect on our business and continuing development.

We may not be able to delay or prevent an inadequate or coercive offer for change in control and regulatory rules and required approvals might delay or deter a favorable change of control.

Our certificate of incorporation and bylaws do not have provisions that could make it more difficult for a third party to acquire a majority of our outstanding common stock. As a result, we may be more susceptible to an inadequate or coercive offer that could result in a change in control than a company whose charter documents have provisions that could delay or prevent a change in control.

Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change of control of an insurance company that is domiciled or, in some cases, has substantial business in that state. “Control” is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. We own, directly or indirectly, all of the shares of stock of insurance companies domiciled in a number of states. Any purchaser of shares of common stock representing 10% or more of the voting power of our common stock will be presumed to have acquired control of our domestic insurance subsidiaries unless, following application by that purchaser, the relevant state insurance regulators determine otherwise. Any transactions that would constitute a change in control of any of our individual insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiary is domiciled. Also, one of our insurance subsidiaries is domiciled in the United Kingdom and another in Spain. Insurers in those countries are also subject to change of control restrictions under their individual regulatory frameworks. These requirements may deter or delay possible significant transactions in our common stock or the disposition of our insurance companies to third parties, including transactions that could be beneficial to our shareholders.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in 50 locations elsewhere in the United States, the United Kingdom, Spain, Bermuda and Ireland. The majority of these additional locations are in leased facilities. We are not dependent on our facilities to conduct business and such office space is suitable for the conduct of our business.

Our principal office facilities are as follows:

Subsidiary	Location	Sq. Ft.	Termination Date of Lease

Houston Casualty Company	Houston, Texas	77,000	Owned
HCC and Houston Casualty Company	Houston, Texas	51,000	Owned
Professional Indemnity Agency	Mount Kisco, New York	38,000	Owned
HCC Life Insurance Company	Atlanta, Georgia	31,000	December 31, 2011
U.S. Specialty Insurance Company Aviation Division	Dallas, Texas	28,000	August 31, 2013
HCC Specialty Underwriters	Wakefield, Massachusetts	28,000	December 31, 2010
G. B. Kenrick & Associates, Inc.	Auburn Hills, Michigan	27,000	May 31, 2012
HCC Surety Group	Los Angeles, California	26,000	May 31, 2009
Health Products Division	Minneapolis, Minnesota	25,000	September 30, 2012
HCC International and Rattner MacKenzie	London, England	17,000	December 24, 2015

See also Note 12 to our Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006 and took specific actions as a result thereof. The Securities and Exchange Commission (SEC) had previously commenced an informal inquiry upon notification by us of the initiation of our investigation. In connection with its inquiry, we received document requests from the SEC and the SEC is reviewing the work of the independent investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the informal inquiry.

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

Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The following lawsuits related to the outcome of the stock option investigation have recently been filed:

Civil Action No. 07-456; Bacas, derivatively on behalf of HCC Insurance Holdings, Inc. (HCC) v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  The action was filed on February 1, 2007. HCC is named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of HCC against several current and former officers and Directors alleging improper manipulation of grant dates for option grants from 1995 through 2006. The complaint purports to allege causes of action for accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, imposition of a constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Section 14(a) of the Securities Exchange Act. Plaintiff seeks on behalf of HCC, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in HCC’s corporate governance and internal controls, as well as attorneys’ fees and costs. HCC has not yet responded to the complaint.

Civil Action No. 07-550; International Brotherhood of Electrical Workers Local 98 Pension Fund, derivatively on behalf of nominal defendant HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  The action was filed on February 8, 2007. HCC is named as a nominal defendant in this putative derivative action. Plaintiff alleges claims against current and former Directors of HCC alleging improper manipulation of grant dates for option grants for the period from 1997 through 2006. The complaint alleges that defendants violated HCC’s shareholder-approved stock option plans, improperly accounted for allegedly backdated stock options, took improper tax deductions based on allegedly backdated stock options, issued false financial statements and improperly exercised previously backdated options. The complaint purports to allege causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, constructive fraud, corporate waste, disgorgement, rescission and imposition of a constructive trust, as well as claims under Sections 14(a) and 10(b) of the Securities Exchange Act. Plaintiff seeks, on behalf of HCC, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in HCC’s corporate governance and internal controls as well as attorneys’ fees and costs. HCC has not yet responded to the complaint.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	Market For The Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”.

The intra-day high and low sales prices for quarterly periods from January 1, 2004 through December 31, 2006, as reported by the New York Stock Exchange, were as follows:

	2006		2005		2004
	High	Low	High	Low	High	Low

First quarter	$34.89	$29.25	$26.17	$21.31	$23.17	$20.01
Second quarter	34.92	28.51	26.96	23.05	22.93	20.30
Third quarter	33.99	28.82	28.89	25.11	22.39	19.23
Fourth quarter	35.15	28.81	32.95	26.91	22.83	18.35

On February 23, 2007, the last reported sales price of our common stock as reported by the New York Stock Exchange was $32.23 per share.

Shareholders

We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 16, 2007, there were 111.9 million shares of issued and outstanding common stock held by 822 shareholders of record; however, we estimate there are approximately 62,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis for the three years ended December 31, 2006 were as follows:

	2006	2005	2004

First quarter	$.075	$.057	$.050
Second quarter	.100	.075	.050
Third quarter	.100	.075	.057
Fourth quarter	.100	.075	.057

Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan facility, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2006, with respect to equity compensation plans approved by shareholders under which HCC’s common stock is authorized for issuance (shares in thousands). All outstanding stock options have been issued under plans approved by shareholders.

Number of
	Number of		common shares
	common shares	Weighted	available for
	to be issued	average	future issuance
	upon exercise	exercise price	under equity
	of outstanding	of outstanding	compensation
Plan Category	stock options	stock options	plans

Equity compensation plans approved by shareholders	7,181	$22.23	4,412

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2001 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s 1500 Super Composite Index and the Standard & Poor’s Midcap 400 Index. The graph assumes that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return to Shareholders
(Includes reinvestment of dividends)

Company/Index	2001	2002	2003	2004	2005	2006
HCC Insurance Holdings, Inc.	$100.00	$90.18	$117.71	$123.82	$168.59	$184.42
S&P 1500 Super Composite Index	100.00	78.69	101.97	113.98	120.43	138.90
S&P Midcap 400 Index	100.00	85.49	115.94	135.05	152.00	167.69

Item 6.	Selected Financial Data

The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements, the related Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data) (1)

Statement of earnings data:
Revenue
Net earned premium	$1,709,189	$1,369,988	$1,010,692	$738,272	$505,521
Fee and commission income	137,131	132,628	183,802	142,615	116,090
Net investment income	152,804	98,851	64,885	47,335	37,755
Net realized investment gain (loss)	(841)	1,448	5,822	527	453
Other operating income	77,012	39,773	19,406	13,215	6,985

Total revenue	2,075,295	1,642,688	1,284,607	941,964	666,804

Expense
Loss and loss adjustment expense, net	1,011,856	919,697	645,230	488,000	307,143
Policy acquisition costs, net	319,885	261,708	222,323	137,212	99,521
Other operating expense	222,324	180,990	168,045	144,574	101,513
Interest expense	11,396	7,684	8,374	7,453	8,301

Total expense	1,565,461	1,370,079	1,043,972	777,239	516,478

Earnings from continuing operations before income tax expense	509,834	272,609	240,635	164,725	150,326
Income tax expense on continuing operations	167,549	84,177	81,940	59,382	52,372

Earnings from continuing operations	342,285	188,432	158,695	105,343	97,954
Earnings from discontinued operations, net of income taxes(2)	—	2,760	4,004	36,684	6,365

Net earnings	$342,285	$191,192	$162,699	$142,027	$104,319

Basic earnings per share data:
Earnings from continuing operations	$3.08	$1.78	$1.63	$1.11	$1.05
Earnings from discontinued operations(2)	—	0.03	0.04	0.39	0.07

Net earnings	$3.08	$1.81	$1.67	$1.50	$1.12

Weighted average shares outstanding	111,309	105,463	97,257	94,919	93,338

Diluted earnings per share data:
Earnings from continuing operations	$2.93	$1.72	$1.61	$1.09	$1.04
Earnings from discontinued operations(2)	—	0.03	0.04	0.38	0.07

Net earnings	$2.93	$1.75	$1.65	$1.47	$1.11

Weighted average shares outstanding	116,736	109,437	98,826	96,576	94,406

Cash dividends declared, per share	$0.375	$0.282	$0.213	$0.187	$0.170

	December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data) (1)

Balance sheet data:
Total investments	$3,927,995	$3,257,428	$2,468,491	$1,707,300	$1,177,775
Premium, claims and other receivables	864,705	884,654	891,360	934,252	789,226
Reinsurance recoverables	1,169,934	1,361,983	1,104,026	900,775	797,195
Ceded unearned premium	226,125	239,416	311,973	291,591	164,224
Goodwill	742,677	532,947	444,031	388,023	335,288
Total assets	7,630,132	7,028,800	5,900,568	4,883,345	3,738,963
Loss and loss adjustment expense payable	3,097,051	2,813,720	2,089,199	1,525,313	1,158,915
Unearned premium	920,350	807,109	741,706	592,311	331,050
Premium and claims payable	646,224	753,859	766,765	784,038	759,910
Notes payable	308,887	309,543	311,277	310,404	230,027
Shareholders’ equity	2,042,803	1,690,435	1,325,498	1,046,405	884,671
Book value per share(3)	$18.28	$15.26	$12.99	$10.91	$9.45

(1)	Certain amounts in the 2002-2005 selected consolidated financial data have been reclassified to conform to the 2006 presentation. Such reclassifications had no effect on our consolidated net earnings, shareholders’ equity or cash flows.

(2)	We sold our retail brokerage operation, HCC Employee Benefits, Inc., in 2003. The net earnings of HCC Employee Benefits, the 2003 gain on sale and the subsequent gains in 2004 and 2005 from a contractual earnout are classified as discontinued operations. Consistent with this presentation, all pre-sale revenue and expense of HCC Employee Benefits was reclassified to discontinued operations.

(3)	Book value per share is calculated by dividing the sum of outstanding shares plus contractually issuable shares into total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the related Notes thereto.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, underwriting agencies and intermediaries. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.5 billion at January 31, 2007. We earned $342.3 million or $2.93 per diluted share in 2006, compared to $191.2 million or $1.75 per diluted share earned in 2005. The increase in earnings in 2006 was due to increased revenue and the impact of hurricane losses on our 2005 results. We grew shareholders’ equity by 21% in 2006 to $2.0 billion at December 31, 2006, principally due to net earnings.

In 2005 and 2004, the property and casualty insurance industry suffered record losses from nine major hurricanes that affected the Atlantic and Gulf Coasts of the United States. We recorded gross losses of $394.6 million from the 2005 hurricanes and $89.8 million from the 2004 hurricanes in the year they occurred. Recoveries expected from our reinsurance programs reduced these gross losses to net losses of $89.7 million in 2005 and $33.1 million in 2004. There were no hurricane losses in 2006. In 2006 and 2005, we also opportunistically commuted two large reinsurance contracts related to run-off assumed accident and health reinsurance business included in our discontinued lines, for which we had $120.2 million in 2006 and

$145.7 million in 2005 of reinsurance recoverables as of the date of commutation. As a result of these commutations, we recognized losses of $20.2 million in 2006 and $26.0 million in 2005, which principally represent the discount for the time value of money on the reinsurance recoverables. We expect to recoup these losses over future years as we earn interest on the cash proceeds from the commutations prior to the related claims being paid.

We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, either through a network of independent agents and brokers, or directly to customers. With the exception of our public company directors’ and officers’ liability business, certain international aviation and special financial product risks, and our London market business, the majority of our business is generally lower limit, smaller premium business that is less susceptible to price competition, severity of loss or catastrophe risk.

Our major insurance companies are rated “AA (Very strong)” by Standard & Poor’s Corporation, “AA- (Very Strong)” by Fitch Ratings and “A+ (Superior),” by A.M. Best Company, Inc.

We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations and 5) other operating income. We produced $2.1 billion of revenue in 2006, an increase of 26% over 2005, primarily from higher net earned premium as a result of increased retentions, recent acquisitions, organic growth, increased investment income and increases in other operating income.

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

Company	Segment	Effective Date Acquired

American Contractors Indemnity Company	Insurance company	January 31, 2004
RA&MCO Insurance Services	Agency	October 1, 2004
United States Surety Company	Insurance company	March 1, 2005
HCC International Insurance Company	Insurance company	July 1, 2005
Perico Life Insurance Company	Insurance company	November 30, 2005
Perico Ltd.	Agency	December 1, 2005
Illium Insurance Group	Agency	December 31, 2005
Novia Underwriters, Inc.	Agency	June 30, 2006
G.B. Kenrick & Associates, Inc.	Agency	July 1, 2006
Health Products Division	Insurance company	October 2, 2006

The following section discusses our key operating results. The reasons for any significant variations between 2005 and 2004 are the same as those discussed for variations between 2006 and 2005, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Net earnings increased 79% to $342.3 million ($2.93 per diluted share) in 2006 from $191.2 million ($1.75 per diluted share) in 2005. Net earnings in 2006 included after-tax losses of $13.1 million ($0.11 per diluted share) due to a large reinsurance commutation and $9.3 million ($0.08 per diluted share) for costs related to our stock option investigation. Net earnings in 2005 included after-tax losses of $58.2 million ($0.53 per diluted share) due to the combined effects of five hurricanes and $16.9 million ($0.15 per diluted share) due to a reinsurance commutation. Growth in underwriting profits, net investment income, other operating income and the lack of hurricane losses contributed to the increase in 2006 earnings. Net earnings increased 18% to $191.2 million ($1.75 per diluted share) in 2005 from $162.7 million ($1.65 per diluted share) in 2004. Net earnings in 2004 included an after-tax loss of $21.5 million ($0.22 per diluted share) due to the combined effects of four hurricanes.

During 2006 and 2005, we reached agreements with various reinsurers to commute two large reinsurance contracts related to run-off assumed accident and health reinsurance business included in our discontinued lines, for which we had $120.2 million in 2006 and $145.7 million in 2005 of reinsurance recoverables at the date of commutation. In consideration for discounting the recoverables and reassuming the associated loss reserves, we agreed to accept cash payments that were less than the related recoverables. We recorded a pre-tax loss of $20.2 million in 2006 and $26.0 million in 2005 related to these commutations, which were included in loss and loss adjustment expense in our insurance company segment.

During 2005 and 2004, catastrophic events occurred related to three major hurricanes, Katrina, Rita and Wilma, and two others (collectively, the 2005 hurricanes) and four major hurricanes, Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). We recognized pre-tax losses after reinsurance recoveries and including the cost of premiums to reinstate our reinsurance protection of $89.7 million in 2005 and $33.1 million in 2004 in our insurance company segment as a result of these hurricanes.

The following table shows the reported amounts, as well as the effect on those amounts of the two commutations and the hurricanes in the year they occurred. The table does not include reserve reductions related to prior year hurricanes as follows: $17.7 million in 2006 ($15.2 million for the 2005 hurricanes and $2.5 million for the 2004 hurricanes) and $7.2 million in 2005 for the 2004 hurricanes. The impact on ceded earned premium relates to the effect of premiums to reinstate our excess of loss reinsurance, which reduced net earned premium.

				Effect of Commutations and Hurricanes
	2006	2005	2004	2006	2005	2004

Gross incurred loss and loss adjustment expense	$1,218,838	$1,596,773	$1,289,155	$—	$394,625	$89,795
Net incurred loss and loss adjustment expense	1,011,856	919,697	645,230	20,199	99,226	23,335
Ceded earned premium	439,246	617,402	849,610	—	16,533	9,806
Net earnings (loss)	342,285	191,192	162,699	(13,129)	(75,171)	(21,464)
Diluted earnings (loss) per share	2.93	1.75	1.65	(0.11)	(0.69)	(0.22)

The following table shows our net loss, expense and combined ratios and the effect that the losses related to the hurricanes in the year they occurred and of the two commutations had on these ratios. To determine the effect of the hurricanes and commutations, we calculated the 2006, 2005 and 2004 net loss ratios by excluding $20.2 million, $99.2 million and $23.3 million, respectively, of losses from the numerator of the net loss ratio and zero, $16.5 million and $9.8 million, respectively, of reinstatement premium from the denominator of both the net loss ratio and the expense ratio.

	2006	2005	2004

Ratios:
Net loss ratio	59.2%	67.1%	63.8%
Expense ratio	25.0	26.1	26.7

Combined ratio	84.2%	93.2%	90.5%

Effect of hurricanes and commutations:
Net loss ratio	1.2%	7.9%	2.9%
Expense ratio	—	0.3	0.3

Combined ratio	1.2%	8.2%	3.2%

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2006	2005	2004

Net earned premium	82.3%	83.4%	78.7%
Fee and commission income	6.6	8.1	14.3
Net investment income	7.4	6.0	5.1
Net realized investment gain	—	0.1	0.4
Other operating income	3.7	2.4	1.5

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	48.8	56.0	50.2
Policy acquisition costs, net	15.4	15.9	17.3
Other operating expense	10.7	11.0	13.1
Interest expense	0.5	0.5	0.7

Earnings from continuing operations before income tax expense	24.6	16.6	18.7
Income tax expense	8.1	5.1	6.3

Earnings from continuing operations	16.5%	11.5%	12.4%

Total revenue increased 26% to $2.1 billion in 2006 and 28% to $1.6 billion in 2005, driven by significant growth in net earned premium and investment income, offset by the expected decrease in fee and commission income in 2005. Approximately 28% of the increase in revenue in 2006 and 6% in 2005 was due to the acquisition of businesses. We expect total revenue to continue to grow in 2007.

Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth, particularly in our diversified financial products line of business, acquisitions and, with respect to net premiums, from increased retentions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	2006	2005	2004

Gross written premium	$2,235,648	$2,038,286	$1,975,153
Net written premium	1,812,552	1,501,224	1,105,519
Net earned premium	1,709,189	1,369,988	1,010,692

The table below shows the source of our fee and commission income.

	2006	2005	2004

Agencies	$92,566	$94,972	$127,453
Insurance companies	44,565	37,656	56,349

Fee and commission income	$137,131	$132,628	$183,802

Fee and commission income increased $4.5 million in 2006 as a result of profit commissions from reinsurers, which were triggered by reserve releases. Fee and commission income decreased to $132.6 million in 2005, as expected, resulting from a decrease in the level of ceded reinsurance by our insurance company subsidiaries, which resulted in reduced revenue from our reinsurance brokers and reduced ceding commissions earned by our insurance companies and underwriting agencies. Also, effective January 1, 2005, we consolidated the operations of our largest underwriting agency into one of our life insurance company subsidiaries. This higher retention of our premium and the consolidation of operations resulted in increased underwriting revenue and profitability in our insurance company subsidiaries.

The sources of net investment income are detailed below.

	2006	2005	2004

Fixed income securities	$112,878	$77,842	$55,929
Short-term investments	30,921	21,208	9,735
Other investments	14,178	3,615	1,366

Total investment income	157,977	102,665	67,030
Investment expense	(5,173)	(3,814)	(2,145)

Net investment income	$152,804	$98,851	$64,885

Net investment income increased 55% in 2006 and 52% in 2005. These increases were primarily due to higher investment assets, which increased to $3.9 billion at December 31, 2006 compared to $3.3 billion at December 31, 2005 and $2.5 billion at December 31, 2004, and higher interest rates. The growth in investment assets resulted from: 1) cash flow from operations, 2) higher retentions, 3) commutations of reinsurance recoverables, 4) our public offerings of common stock in 2005 and 2004 and 5) the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Average yields on our short-term investments increased from 2.7% in 2005 to 4.5% in 2006 and our long-term tax equivalent yield increased from 4.9% in 2005 to 5.2% in 2006. We continue to invest our funds primarily in fixed income securities, with a weighted average duration of 4.6 years at December 31, 2006. We expect investment assets to continue to increase in 2007, consistent with our anticipated growth in revenue and earnings.

At December 31, 2006, our unrealized loss on fixed income securities was $1.6 million, down from an unrealized loss of $8.5 million at December 31, 2005, due to fluctuations in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized loss on our fixed income securities increased to $14.9 million at January 31, 2007 due to an increase in interest rates.

Other operating income increased $37.2 million in 2006 and $20.4 million in 2005. The 2006 increase was due to net gains from trading securities and gains from the sales of strategic investments. The 2005 increase related primarily to gains from strategic investments, higher net gains from trading securities and a $4.3 million gain on the sale of a dormant subsidiary. Period to period comparisons in this category may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the components of other operating income.

	2006	2005	2004

Strategic investments	$43,627	$10,241	$5,103
Trading securities	24,100	16,619	2,604
Financial instruments	4,772	3,898	4,297
Sale of non-operating assets	—	4,271	1,531
Other	4,513	4,744	5,871

Other operating income	$77,012	$39,773	$19,406

Loss and loss adjustment expense increased 10% in 2006, and 43% in 2005. Both years increased due to growth in net retained premium. Additionally, hurricane losses and a commutation loss affect the increase in losses in 2005 over 2004. Policy acquisition costs increased 22% in 2006 and 18% in 2005, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.

Other operating expense, which includes compensation expense, increased 23% in 2006 and 8% in 2005. The 2006 amount increased for stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R); higher professional fees, legal costs and other expenses related to the stock option investigation; and operating expenses of subsidiaries acquired in 2006 and the second half of 2005. The 2005 increase primarily related to higher incentive compensation based on increased profitability, operating expenses of subsidiaries acquired or formed, and the expensing of $8.9 million for an indemnification claim. We had 1,660 employees at December 31, 2006, compared to 1,448 a year earlier. The increase in employees was primarily due to acquisitions.

In 2006, we expensed $13.1 million ($9.4 million after tax or $0.08 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. We are recognizing compensation expense in 2006 and thereafter for all previously granted but unvested stock options as of January 1, 2006, and all options granted after that date. Prior to adoption, we accounted for our stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognized compensation expense of $3.0 million in 2005 and $2.6 million in 2004. We made no modifications to our stock option plans in conjunction with our implementation of SFAS 123(R). The 2005 and 2004 consolidated financial statements were not restated to reflect our adoption of SFAS 123(R). During adoption, we reviewed our Black-Scholes assumptions and established a policy to align our assumptions with the individual grant terms for all future grants. This resulted in lower assumptions for expected volatility and expected option life for our 2006 grants. At December 31, 2006, there was approximately $32.4 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 2.8 years. In 2007, we expect to recognize $10.9 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

Our effective income tax rate on earnings from continuing operations was 32.9% for 2006, compared to 30.9% for 2005 and 34.1% for 2004. The effective tax rate was lower in 2005 because our tax exempt interest income increased as a percentage of our pre-tax income and we recorded a special $2.8 million repatriation tax benefit. The 2006 rate is a more normalized rate.

In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized gains of $6.3 million ($4.0 million after-tax) in 2004 and $4.4 million ($2.8 million after-tax) in 2005 from a contractual earnout, which is now completed. The after-tax gains on earnout are reported as earnings from discontinued operations in the consolidated statements of earnings. Cash flows from earnout are included in investing activities.

At December 31, 2006, book value per share was $18.28, up from $15.26 at December 31, 2005 and $12.99 at December 31, 2004. Total assets were $7.6 billion and shareholders’ equity was $2.0 billion, up from $7.0 billion and $1.7 billion, respectively, at December 31, 2005.

Segments

We operate our businesses in three segments: 1) insurance company, 2) agency and 3) other operations. Our Chief Executive Officer, as chief decision maker, monitors and evaluates the individual financial results of each subsidiary in the insurance company and agency segments. Each subsidiary provides monthly reports of its actual and budgeted results, which are aggregated on a segment basis for management review and monitoring. The operating results of our insurance company and agency segments are discussed below.

Insurance Company Segment

Net earnings of our insurance company segment increased 116% to $272.0 million in 2006 compared to $126.1 million in 2005, which in turn increased 15% from $109.3 million in 2004. The 2006 net earnings included $13.1 million of after-tax losses related to a commutation. The 2005 net earnings included $75.2 million of after-tax losses related to hurricanes and a commutation, while 2004 net earnings included $21.5 million of after-tax hurricane losses. The growth in segment net earnings was driven by: 1) improved underwriting results, 2) increased retentions, which resulted in higher earned premium, 3) increased investment income and 4) the operations of acquired subsidiaries. Effective April 1, 2006 and January 1, 2005, we consolidated two underwriting agencies into two insurance companies; all operations after those dates have been reported in our insurance company segment. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in 2007.

Premium

Gross written premium increased 10% to $2.2 billion in 2006 and 3% in 2005. We expect gross written premium to continue to grow in 2007. Net written premium increased 21% to $1.8 billion and net earned premium increased 25% to $1.7 billion in 2006 compared to increases of 36% and 36%, respectively, in 2005 and 2004. These increases were primarily due to higher retention levels on most non-catastrophe business, acquisitions and the mix of business due to increased premium in lines where we had greater retentions. The overall percentage of retained premium increased to 81% in 2006 from 74% in 2005 and 56% in 2004. Net written and net earned premium are expected to continue to grow in 2007.

The following table details premium amounts and their percentages of gross written premium.

	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Primary	$1,867,908	84%	$1,768,284	87%	$1,674,075	85%
Reinsurance assumed	367,740	16	270,002	13	301,078	15

Gross written premium	2,235,648	100	2,038,286	100	1,975,153	100
Reinsurance ceded	(423,096)	(19)	(537,062)	(26)	(869,634)	(44)

Net written premium	1,812,552	81	1,501,224	74	1,105,519	56
Change in unearned premium	(103,363)	(5)	(131,236)	(7)	(94,827)	(5)

Net earned premium	$1,709,189	76%	$1,369,988	67%	$1,010,692	51%

The following tables provide premium information by line of business.

	Gross		NWP
	Written	Net Written	as % of	Net Earned
	Premium	Premium	GWP	Premium

Year ended December 31, 2006
Diversified financial products	$956,057	$794,232	83%	$728,861
Group life, accident and health	621,639	590,811	95	591,070
Aviation	216,208	166,258	77	152,886
London market account	234,868	127,748	54	112,362
Other specialty lines	205,651	133,481	65	123,981
Discontinued lines	1,225	22	nm	29

Totals	$2,235,648	$1,812,552	81%	$1,709,189

Year ended December 31, 2005
Diversified financial products	$908,526	$675,942	74%	$531,136
Group life, accident and health	593,382	502,805	85	504,382
Aviation	210,530	130,743	62	136,197
London market account	144,425	78,809	55	93,017
Other specialty lines	176,139	109,106	62	97,721
Discontinued lines	5,284	3,819	nm	7,535

Totals	$2,038,286	$1,501,224	74%	$1,369,988

Year ended December 31, 2004
Diversified financial products	$857,299	$404,870	47%	$310,809
Group life, accident and health	584,747	343,996	59	343,913
Aviation	204,963	144,687	71	127,248
London market account	178,950	107,509	60	111,341
Other specialty lines	133,964	83,980	63	69,089
Discontinued lines	15,230	20,477	nm	48,292

Totals	$1,975,153	$1,105,519	56%	$1,010,692

nm —	Not meaningful comparison

The changes in premium volume and retention levels between years resulted principally from the following factors:

•	Diversified financial products — The growth in our gross written premium in 2006 resulted principally from organic growth in our surety, credit and special financial products businesses, where pricing is good and competition is reasonable. Premium volume in the other major products was stable and the pricing for these products is down slightly. In response to some increased competition and a reduction in available reinsurance at an acceptable cost, we scaled back our writing of directors’ and officers’ liability business in 2005. Our professional indemnity and surety business increased in 2005 due to organic growth and acquisitions. The growth in net written and net earned premium in both years was due to increased retentions resulting from a reduction in proportional reinsurance, some of which has been replaced by excess of loss reinsurance.

•	Group life, accident and health — Gross written, net written and net earned premium of our medical stop-loss product increased $75.3 million in 2006 as a result of our acquisition of the Health Products Division on October 2, 2006. The increase in gross written premium was partially offset by a decrease in premium due to our non-renewing a book of business which was 100% reinsured and, thus, did not impact net written premium. Our retention of our medical stop-loss business increased in 2006 and 2005 as we chose to reinsure less of this non-volatile business, which has very little catastrophe exposure. Profit margins remain at acceptable levels despite increased competition from the fully insured market.

•	Aviation — The growth in net written premium and net earned premium in 2006 is due to the effect of recapture of ceded unearned premium from a transfer of in force business. Retention also increased as a result of a reduction in proportional reinsurance. Retention levels are consistent between 2005 and 2004 after removing the effect of a similar recapture in 2004. The international aviation component of this line is very competitive with downward pressure on pricing, but margins on decreased premium volume are still acceptable. Our domestic business is very stable.

•	London market account — Gross written premium increased in 2006 due to the substantial increase in rates in the energy sector as a result of the 2005 hurricane losses. Net written premium increased for the same reason and will be reflected in increases in our net earned premium into 2007. In 2006, to increase our capacity and spread our risk in the energy sector, we entered into a new quota share reinsurance agreement which was renewed in 2007. Although the cost of our 2006 excess of loss reinsurance increased, our potential profitability is greater on the increased gross written premium. Our aggregate exposure in Florida and the Gulf of Mexico was lower in 2006 than in 2005, and we are maintaining the reduced exposure in 2007. The decrease in premium writings in 2005 was due to more selective underwriting in response to reduced premium rates from increased competition. Retention percentages can vary due to the effect of reinstatement premiums and the amount of earned premium in relation to substantial, relatively fixed excess of loss premiums. Premium rates in this line are stable.

•	Other specialty lines — We experienced organic growth in our other specialty lines of business from increased writings in several products. The changing mix of products will affect the retention percentages. Rates in this line have been relatively stable.

Reinsurance

Annually, we analyze our overall threshold for risk in each line of business based upon a number of factors including market conditions, pricing, competition and the inherent risks associated with the business type, then structure a specific reinsurance program for each of our lines of business. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, the lowest of which is a 200% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year and, during 2006, some of those renewals contained price increases, which were not material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks, which are excluded from most of our policies.

We decided for the 2006 and 2005 underwriting years to retain more underwriting risk in certain lines of business with the intention of retaining a greater proportion of any underwriting profits. In doing so, we will necessarily purchase less reinsurance applicable to a line or choose to restructure the applicable reinsurance programs, obtaining more excess of loss reinsurance and less proportional reinsurance, which significantly reduces the amount of ceded premium. Also, we have chosen not to purchase any reinsurance on other business where volatility or catastrophe risks are considered remote.

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

We have a reserve of $14.9 million at December 31, 2006 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Losses and Loss Adjustment Expenses

The table below shows the composition of gross incurred loss and loss adjustment expense.

	2006		2005		2004
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$12,670	0.6%	$394,625	19.9%	$—	—%
2004 hurricanes	(2,984)	(0.2)	(13,423)	(0.7)	89,795	4.8
Other reserve redundancies	(28,041)	(1.3)	(7,080)	(0.4)	(11,594)	(0.6)
Discontinued line of business adjustments	15,054	0.7	49,775	2.5	127,707	6.9
All other gross incurred loss and loss adjustment expense	1,222,139	56.9	1,172,876	59.0	1,083,247	58.2

Gross incurred loss and loss expense adjustment	$1,218,838	56.7%	$1,596,773	80.3%	$1,289,155	69.3%

Our gross adverse development (redundancy) relating to prior year losses was $(3.3) million in 2006, $29.3 million in 2005 and $116.1 million in 2004.

We increased our gross losses related to prior accident years on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business by $15.1 million in 2006, $49.8 million in 2005 and $127.7 million in 2004 due to our processing of additional information received and our continuing evaluation of gross and net reserves related to this business. We considered a combination of factors including: 1) the nature of the business, which is primarily excess of loss reinsurance, 2) late reported losses by insureds, reinsureds and state guaranty associations and 3) changes in our actuarial assumptions to reflect additional information received during the year. The run-off assumed accident and health reinsurance business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take as many as twenty years to pay out. Primary losses must develop first before the excess coverage attaches. Thus, the losses are reported to excess of loss reinsurers later in the life cycle of the claim. Compounding this late reporting is the fact that a number of large insurance companies that were cedants of this business failed and were taken over by state regulatory authorities in 2002 and 2003. The state guaranty associations covering these failed companies have been slow to report losses to us. Based on the higher amount of actual losses reported, we revised the expected loss ratios used in our actuarial calculations. After consideration of all available information, we increased our gross and net reserves to amounts that management determined were appropriate to cover losses projected, given the risk inherent in this type of business.

The table below shows the composition of net incurred loss and loss adjustment expense.

	2006		2005		2004
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$(15,215)	(0.9)%	$73,185	5.3%	$—	—%
2004 hurricanes	(2,483)	(0.2)	(7,167)	(0.5)	23,335	2.3
Discontinued line of business commutations	20,199	1.2	26,041	1.9	—	—
Discontinued line of business adjustments	4,898	0.3	8,929	0.7	27,326	2.7
Other reserve deficiencies (redundancies)	(13,925)	(0.8)	(2,409)	(0.2)	3,152	0.3
All other net incurred loss and loss adjustment expense	1,018,382	59.6	821,118	59.9	591,417	58.5

Net incurred loss and loss adjustment expense	$1,011,856	59.2%	$919,697	67.1%	$645,230	63.8%

The discontinued line of business and hurricane losses were substantially reinsured; therefore, the net losses are substantially less than the gross losses in each year. Our net adverse development (redundancy) relating to prior year losses was $(6.5) million in 2006, $25.4 million in 2005 and $30.5 million in 2004, including $20.2 million in 2006 and $26.0 million in 2005 due to commutations that affected our discontinued line of business. The commutation losses primarily represent the discount for the time value of money on the reinsurance recoverables commuted. We reduced our net loss reserves on prior year hurricanes by $17.7 million in 2006 and $7.2 million in 2005 to reflect current estimates of our remaining liabilities. As a result of adverse development of certain run-off assumed accident and health reinsurance business in our discontinued lines of business, we strengthened our reserves for this line in all years to bring them above our actuarial point estimate. See our discussion of factors that caused the adverse development in the section covering gross losses above. The other reserve redundancies in 2006 resulted primarily from our year-end review of reserves and relate primarily to loss reserves of various lines of business for various accident years where the anticipated development was considered to be less than the recorded reserves. In some cases, the prior year redundancies were utilized to augment the 2006 accident year reserves for the same line of business. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

The following table provides comparative net loss ratios by line of business.

	2006		2005		2004
	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Diversified financial products	$728,861	48.2%	$531,136	48.1%	$310,809	47.6%
Group life, accident and health	591,070	73.1	504,382	71.6	343,913	66.7
Aviation	152,886	53.8	136,197	67.3	127,248	63.2
London market account	112,362	43.0	93,017	106.0	111,341	65.9
Other specialty lines	123,981	56.0	97,721	72.6	69,089	63.5
Discontinued lines	29	nm	7,535	nm	48,292	nm

Totals	$1,709,189	59.2%	$1,369,988	67.1%	$1,010,692	63.8%

Expense ratio		25.0		26.1		26.7

Combined ratio		84.2%		93.2%		90.5%

nm — Not meaningful comparison

Comments on significant changes in net loss ratios by line of business follow:

•	Group life, accident and health — Rate pressure from competition as well as medical cost inflation have resulted in increasing loss ratios in this line of business. Additionally, in 2006 the loss ratio for the business acquired in the Health Products Division acquisition were higher than the loss ratios for our existing business, increasing our overall loss ratio. Over time, we expect that the loss ratios for the acquired business will be brought into line with the rest of our book. Overall, our underwriting margins for this line of business remain satisfactory.

•	Aviation — The 2005 hurricanes increased the net loss ratio by 5.0 percentage points in 2005 and the 2004 hurricanes increased the net loss ratio by 6.5 percentage points. The 2005 net loss ratio also includes the positive impact from the release of redundant reserves related to the 2004 hurricanes. Excluding the impact of the hurricanes, 2005 had worse than expected underwriting experience due to some unusually large international losses while 2006 underwriting results were better than expected, due in part to the release of redundant reserves on the 2004 and 2005 accident years.

•	London market account — The adjustment of hurricane reserves reduced the 2006 net loss ratio by 9.1 percentage points. The 2005 hurricanes increased the net loss ratio by 63.2 percentage points and the 2004 hurricanes increased the net loss ratio by 14.1 percentage points. The 2006 loss ratio was also adversely affected by higher than expected attritional losses for energy business and poor underwriting results for marine business. The London market account line of business can have relatively high year-to-year volatility due to catastrophe exposure.

•	Other specialty lines — The release of redundant hurricane reserves reduced the 2006 net loss ratio by 3.9 percentage points. The 2005 hurricanes increased the net loss ratio by 14.0 percentage points and the 2004 hurricanes increased the net loss ratio by 6.5 percentage points.

•	Discontinued lines — The commutation losses in 2006 and 2005 affected the net losses for those years. In addition, the 2006, 2005 and 2004 net losses were impacted by loss reserve strengthening of $4.9 million, $8.9 million and $27.3 million, respectively, on certain run-off assumed accident and health reinsurance business.

Our net paid loss ratios were 34.1%, 33.4% and 30.0% in 2006, 2005 and 2004, respectively. The paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for that year.

Policy Acquisition Costs

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $319.9 million in 2006 from $261.7 million in 2005 and $222.3 million in 2004. Policy acquisition costs as a percentage of net earned premium decreased to 18.7% in 2006 from 19.1% in 2005 and 22% in 2004. The decrease in the acquisition cost percentage from 2005 to 2006 is due to a change in the mix of business. The decrease from 2004 to 2005 is due to a change in the mix of business, reductions in commission rates on certain lines of business and our increased retentions which increased our net earned premium at a higher rate than our non-commission acquisition costs.

The GAAP expense ratio of 25.0% in 2006 decreased in comparison to 26.1% in 2005 due to the higher level of net earned premiums in 2006 and the effect of reinstatement premiums in 2005. The decrease between 2005 and 2004 results from the same factors as the decrease in the policy acquisition percentage.

Statutory

Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry standards and rating agency criteria place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For 2006, our statutory gross written premium to policyholders’ surplus was 167.2% and our statutory net written premium to policyholders’ surplus was 135.1%. At December 31, 2006, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment

Revenue from our agency segment decreased to $180.0 million in 2006 from $188.9 million in 2005 and $226.8 million in 2004, primarily due to the consolidation of two underwriting agencies into our insurance companies effective January 1, 2005 and April 1, 2006, less business produced in certain lines and the overall effect of ceding less reinsurance. These effects were partially offset in 2006 due to acquisitions and growth in certain other lines of business. While these actions resulted in less fee and commission income to our agency segment, they resulted in increased insurance company revenue and net earnings. Segment earnings in 2005 are less than in 2004 primarily as a result of the same factors that caused the decrease in revenue. Segment net earnings would have decreased in 2006, except the agency segment benefited from lower corporate cost allocations.

Other Operations Segment

Revenue and net earnings from our other operations segment increased to $75.1 million and $48.8 million, respectively, in 2006 from $35.3 million and $22.6 million, respectively, in 2005 and $13.0 million and $7.9 million, respectively, in 2004 primarily due to net gains from trading securities and the sale of strategic investments. In the fourth quarter of 2006, we began liquidating our trading portfolio, investing the proceeds primarily in fixed income securities. We expect the trading portfolio to be fully liquidated in 2007. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio.

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

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.

The components of our net operating cash flows are detailed in the following table.

	2006	2005	2004

Net earnings	$342,285	$191,192	$162,699
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(139,906)	(59,717)	237
Change in unearned premium, net	122,571	121,242	104,895
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	328,569	454,859	349,813
Gain on sale of subsidiary	—	(8,717)	(6,317)
Change in trading portfolio	(19,919)	(66,809)	25,673
Other, net	19,788	(8,060)	31,703

Cash provided by operating activities	$653,388	$623,990	$668,703

Cash provided by operating activities increased $29.4 million in 2006 and decreased $44.7 million in 2005. Cash received from commutations, included in cash provided by operating activities, totaled $12.8 million, $180.8 million and $79.5 million in 2006, 2005 and 2004, respectively. Excluding the commutations, cash provided by operating activities increased $197.4 million in 2006 and decreased $146.0 million in 2005. The increase in 2006 was primarily due to the increase in net earnings and activity in our trading portfolio. The decrease in 2005 was principally due to an increase in paid claims in 2005 as a result of payments of 2004 hurricane losses and claims related to business commuted in 2004, the timing of receipt of premiums and payment of payables, and the effect of our trading portfolio activity. Cash flows are expected to be strong again in 2007.

Investments

At December 31, 2006, we had $3.9 billion of investment assets, an increase of $670.6 million from the end of 2005. The increase resulted from strong operating cash flows. The majority of our investment assets are held by our insurance companies. All of our fixed income securities are classified as available for sale and are recorded at market value.

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

At December 31, 2006, we had cash and short-term investments of $763.0 million, of which $492.9 million is held by our insurance companies. We maintain cash and liquid short-term instruments in our insurance companies in order to be able to fund losses of our insureds. Cash and short-term investments were higher than normal at December 31, 2006 due to proceeds from the liquidation of our trading portfolio and, at December 31, 2005, due to proceeds from a common stock offering and commutations that were consummated close to year end. Those proceeds had not yet been invested on a longer term basis.

This table shows a profile of our fixed income and short-term investments. The table shows the average amount of investments, income earned and the yield thereon.

	2006	2005	2004

Average investments, at cost	$3,529,671	$2,822,686	$2,054,620
Net investment income *	152,804	98,851	64,885
Average short-term yield *	4.5%	2.7%	1.7%
Average long-term yield *	4.4%	4.0%	3.9%
Average long-term tax equivalent yield *	5.2%	4.9%	4.8%
Weighted average combined tax equivalent yield *	5.0%	4.1%	3.8%
Weighted average maturity	6.9 years	7.6 years	6.6 years
Weighted average duration	4.6 years	4.9 years	4.6 years
Average S&P rating	AAA	AAA	AAA

*	Excluding realized and unrealized investment gains and losses.

This table summarizes the estimated market value of our investments by type at December 31, 2006.

	Amount	%

Short-term investments	$714,685	18%
U.S. government	121,580	3
States, municipalities and political subdivisions	413,422	11
Special revenue fixed income securities	948,280	24
Corporate fixed income securities	330,565	9
Asset-backed and mortgage-backed securities	786,042	20
Foreign securities	407,304	10
Other investments	206,117	5

Total investments	$3,927,995	100%

This table summarizes, by rating, the market value of our investments in fixed income securities at December 31, 2006.

	Amount	%

AAA	$2,358,078	78%
AA	322,717	11
A	301,143	10
BBB	24,646	1
BB and below	609	—

Total fixed income securities	$3,007,193	100%

This table indicates the expected maturity distribution of the estimated market value of our fixed income securities at December 31, 2006.

	Amount	%

One year or less	$149,192	5%
One year to five years	657,305	22
Five years to ten years	593,783	20
Ten years to fifteen years	408,301	13
More than fifteen years	412,570	14

Securities with fixed maturities	2,221,151	74
Asset-backed and mortgage-backed securities	786,042	26

Total fixed income securities	$3,007,193	100%

The weighted average life of our asset-backed and mortgage-backed securities is 6.7 years.

The market value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the market value will generally decrease and as rates decrease, the market value will generally increase. The fluctuations in market value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. During 2006, the net pre-tax unrealized loss on our fixed income securities decreased $6.9 million due to market value changes. We estimate that a 1% increase in interest rates would decrease the market value of our fixed income securities by approximately $138.3 million and a 1% decrease would increase the market value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. In our current position, higher interest rates would have a positive effect on net earnings.

Some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. In addition, for asset-backed and mortgage-backed securities, prepayment risk could reduce the yield we realize on the remaining principal of these securities. We mitigate this risk by investing in securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

The average duration of claims in many of our lines of business is relatively short and, accordingly, our investment portfolio has a relatively short duration. In recent years, we have expanded the directors’ and officers’ liability and professional indemnity components of our diversified financial products line of business, which have a longer claims duration than our other lines of business. We are taking these changes into consideration in determining the duration of our investment portfolio.

The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments at December 31, 2006.

		Maturities/Estimated Payment Dates
	Total	2007	2008-2009	2010-2011	Thereafter

Cash and investment maturities of insurance companies	$3,696,611	$880,754	$662,770	$632,797	$1,520,290
Estimated loss and loss adjustment expense payments, net of reinsurance	2,108,961	748,517	704,248	369,517	286,679

Estimated available cash flow	$1,587,650	$132,237	$(41,478)	$263,280	$1,233,611

As demonstrated in the above table, we maintain sufficient liquidity to pay anticipated policyholder claims on their expected payment dates. In addition, we can use current operating cash flow to pay claims as they become due. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments, nor do we anticipate needing to use our $300.0 million Revolving Loan Facility to pay claims. However, this credit facility can provide additional short-term liquidity if an unexpected event were to occur.

Contractual Obligations

The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2006.

		Estimated Payment Dates
	Total	2007	2008-2009	2010-2011	Thereafter

Gross loss and loss adjustment expense payable(1)
Diversified financial products	$1,290,310	$306,240	$522,171	$303,908	$157,991
Group life, accident and health	333,013	280,913	43,820	6,859	1,421
Aviation	172,311	87,246	57,470	19,315	8,280
London market account	454,220	210,048	189,102	48,758	6,312
Other specialty lines	233,564	79,748	95,130	39,682	19,004
Discontinued lines	613,633	96,145	178,473	123,875	215,140

Total loss and loss adjustment expense payable	3,097,051	1,060,340	1,086,166	542,397	408,148
Life and annuity policy benefits	70,923	1,995	3,822	3,607	61,499
1.30% Convertible Notes(2)(3)	125,789	125,789	—	—	—
2.00% Convertible Exchange Notes(2)(3)	173,896	173,896	—	—	—
Other notes payable(3)	12,896	993	11,014	508	381
$300.0 million Revolving Loan Facility	—	—	—	—	—
Operating leases	85,143	9,202	21,067	18,119	36,755
Earnout liabilities	47,685	43,180	4,505	—	—
Indemnifications	16,897	4,295	3,240	5,843	3,519

Total obligations	$3,630,280	$1,419,690	$1,129,814	$570,474	$510,302

    In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	The 1.30% Convertible Notes mature in 2023 and the 2.00% Convertible Exchange Notes mature in 2021, but are shown in the 2007 column since they may be surrendered for cash at the option of the holders in the first quarter of 2007 because our stock traded at specified price levels in the fourth quarter of 2006. Both convertible notes have various put and redemption dates as disclosed in Note 6 to the Consolidated Financial Statements.

(3)	Amounts include interest payable in respective periods.

Our acquisitions of HCC Global Financial Products, LLC (HCC Global) and Covenant Underwriters, Ltd. and Continental Underwriters Ltd. (collectively, CUL) include a contingency for earnout payments based on earnings after the acquisition date, as defined in the purchase agreement. When the conditions for accrual have been satisfied under the applicable purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. Accrued amounts are generally paid in the next year. At December 31, 2006, we accrued earnouts totaling $47.7 million related to these two acquisitions. The purchase agreement for HCC Global requires us to pay an earnout based on pre-tax earnings on business underwritten by HCC Global from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. The contractual pre-tax earnings include underwriting results on longer-duration business written by HCC Global and, per the agreement, the earnout cannot be finally determined until all future losses are paid. The purchase agreement for CUL provides for a maximum earnout of $15.0 million based on CUL’s 2004 through 2006 pre-tax earnings, but could be reduced based on the ultimate underwriting results for those years.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2006, we have recorded a liability of $16.9 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and indemnify our current and former Directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is received. During 2006, we expensed $1.3 million of attorneys’ fees incurred by current and former Directors and officers who claimed the right to indemnity in conjunction with our stock option investigation. It is not possible to determine the maximum potential impact on our consolidated net earnings, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

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

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct domestic insurance company subsidiaries can pay an aggregate of $172.1 million in dividends in 2007 without obtaining special permission from state regulatory authorities. In 2006, 2005 and 2004, our insurance company subsidiaries paid HCC dividends of $44.0 million, $50.0 million and $20.0 million, respectively. The 2005 and 2004 dividends were then contributed to another insurance company subsidiary.

Lines of Credit

Our $300.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and by guarantees entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. We had no borrowings under this facility at December 31, 2006.

In 2006, we entered into a $34.0 million Standby Letter of Credit Facility and utilized that facility to replace a portion of our funds at Lloyd’s of London with standby letters of credit. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC. The Standby Letter of Credit Facility contains standard restrictive covenants, which in many cases are identical to or incorporate by reference the restrictive covenants from our Revolving Loan Facility.

At December 31, 2006, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.7 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $50.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (8.25% at December 31, 2006) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2006, letters of credit totaling $20.0 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $24.9 million collateralizing the lines.

Other

Our debt to total capital ratio was 13.1% at December 31, 2006 and 15.5% at December 31, 2005.

In the second quarter of 2006, we filed a “Universal Shelf” registration statement with the SEC, which replaced our previously filed registration statements and provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. We sold 4.7 million and 4.5 million shares of our common stock at prices of $32.05 and $22.17 per share in 2005 and 2004, respectively, under our shelf registrations. Net proceeds of $150.0 million in 2005 were used to make $108.0 million of capital contributions to our insurance company subsidiaries and to fund acquisitions. We used the net proceeds of $96.7 million in 2004 to make a $75.0 million capital contribution to an insurance company subsidiary and $17.0 million to pay down bank debt.

As a result of the delayed filing of our Quarterly Reports on Form 10-Q for the second and third quarters of 2006, we are ineligible to register our securities on Form S-3 or use our previously filed universal shelf registration statement for one year after December 27, 2006, the date these reports were filed with the SEC. We may use Form S-1 to raise capital and borrow money utilizing public debt or to complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner.

In connection with a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an informal inquiry into our option pricing practices. We have provided the results of our internal review and independent investigation to the SEC and we have responded to informal requests for documents and additional information. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the informal inquiry, but it may result in additional professional fees including our advancement of attorneys’ fees incurred by our Directors, certain officers and certain former executives and directors; may continue to occupy the time and attention of our management team; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

As a result of the investigation, we had to record non-cash compensation expense in each year from 1997 through 2006. To correct these accounting errors, we restated our consolidated financial statements for the applicable periods and filed our Annual Report on Form 10-K/A for 2005 and our Quarterly Report on Form 10-Q/A for the first quarter of 2006 on December 27, 2006. The investigation and restatements have exposed us to greater risks associated with litigation. Publicity resulting from these actions may materially adversely affect us, regardless of the cause or effect of the actions. Since December 31, 2006, two derivative actions have been filed naming a number of current and former officers and Directors. The Company is a nominal defendant. We cannot assure you about the outcome of these two derivative lawsuits or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to advance expenses in certain instances to current and former officers and Directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.

In connection with our stock option investigation, we incurred $14.2 million of expense for professional services, consulting fees and other related charges. The total includes accruals of $4.3 million for the estimated cost to reimburse certain employees for their lost spread on discounted options and $2.3 million for our estimated liability to pay our employees’ personal tax liabilities under Section 409A of the Internal Revenue Code for options exercised in 2006. Section 409A imposes certain restrictions and additional taxes on the recipients of discounted options. Prior to December 31, 2006, the final date allowable under Section 409A, Directors and certain officers agreed to reprice their unexercised discounted options to the closing price on the actual accounting measurement date as determined by the investigation; therefore, these options are no longer subject to Section 409A. Prior to December 31, 2007, the final date allowable under Section 409A, we intend to offer all other employees who received discounted options the same opportunity to reprice their options to also relieve them from Section 409A taxation. Employees accepting the offer will receive cash payments sufficient to reimburse them for the reduced value of their repriced options, calculated as the difference between the original strike price of the option and the closing price of our stock on the actual accounting measurement date. We expect to pay up to several million dollars for additional professional services fees in the next few months associated with matters emanating from the investigation.

We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity are sufficient to meet our operating needs for the foreseeable future.

Impact of Inflation

Our operations, like those of other property and casualty insurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known. Although we consider the potential effects of inflation when setting premium rates, our premiums, for competitive reasons, may not fully offset the effects of inflation. However, because the majority of our business is comprised of lines that have relatively short lead times between the occurrence of an insured event, reporting of the claims to us and the final settlement of the claims, or have claims that are not significantly impacted by inflation, the effects of inflation are minimized.

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

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. Our net earnings could be impacted by exchange rate fluctuations affecting these balances. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Our gain (loss) from currency conversion was zero in 2006 compared to $(1.0) million in 2005 and $1.2 million in 2004.

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

Each quarter-end, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. We consistently maintain total consolidated net reserves above the total actuarial point estimate but within the actuarial range.

The table below shows our recorded net reserves at December 31, 2006 by line of business, the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$2,108,961	$2,064,336	$1,931,642	$2,261,589

Individual lines of business:
Diversified financial products	$848,636	$843,742	$729,862	$997,876
Group life, accident and health	317,176	312,099	287,772	342,642
Aviation	104,213	101,127	93,923	110,146
London market account	205,684	194,894	185,149	220,027
Other specialty lines	151,928	144,208	136,440	162,655
Discontinued lines	481,324	468,266	409,577	568,096

Total net reserves	$2,108,961

The excess of the total recorded net reserves over the actuarial point estimate was 2.2% of recorded net reserves at December 31, 2006 compared to 1.6% at December 31, 2005. The percentage will vary in total and by line depending on the potential volatility of the line, the severity of claims reported and of claims incurred but not reported, management’s judgment with respect to the risk of development, the nature of business acquired in acquisitions and historical development patterns.

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

The following table details, by major products within our lines of business, the characteristics and major actuarial assumptions utilized by our actuaries in the determination of actuarial point estimates and ranges. We considered all major lines of business written by the insurance industry when determining the relative characteristics of claims duration, speed of loss reporting and reserve volatility. Other companies may classify their own insurance products in different lines of business or utilize different actuarial assumptions.

Claims
Characteristics
Speed of
				Loss	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions

Diversified financial products	Directors’ and officers’ liability	Primary	Medium to Long	Moderate	Medium to High	Historical and industry loss reporting patterns
	Professional indemnity	Primary	Medium	Moderate	Medium	Historical loss reporting patterns
	Surety	Primary	Medium	Fast	Low	Historical loss payment and reporting patterns
Group life, accident and health	Medical stop-loss	Primary	Short	Fast	Low	Medical cost and utilization trends
Historical loss payment and reporting patterns
Rate changes
Aviation	Aviation	Primary and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns
London market account	Accident and health	Primary and assumed	Medium to Long	Slow	High	Historical loss payment and reporting patterns
	Energy*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
	Property*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
	Marine	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
Other specialty	Liability	Primary and assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns
	Property	Primary and assumed	Short	Fast	Low	Historical loss payment and reporting patterns
Discontinued	Accident and health reinsurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns

*	Includes catastrophe losses

Assumed reinsurance represented 20% of our gross written premium in 2006 and 35% of our gross reserves at December 31, 2006. Approximately 41% of the assumed reinsurance reserves related to run-off assumed accident and health reinsurance business in our discontinued lines, 17% related to assumed reinsurance in our London market account, 14% related to the assumed business in our group life, accident and health line of business, and 11% related to assumed reinsurance in our aviation and diversified financial products lines of business. The remaining assumed reinsurance reserves covered various minor reinsurance programs. The table above recaps the underwriting, claims characteristics and major actuarial assumptions for our assumed reinsurance business.

The run-off assumed accident and health reinsurance business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. As discussed previously, we recorded $4.9 million of adverse development, net of reinsurance, in 2006, $8.9 million in 2005 and

$27.3 million in 2004. These losses resulted from late reporting of claims by cedants and state guaranty associations and changes in our actuarial assumptions related to this business. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ claims processing functions to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with insureds related to claims or coverage issues are administered in the normal course of business or settled through arbitration. Based on the negative factors we experienced and the higher risk of this discontinued line of business relative to our continuing lines of business, management believes there may be a greater likelihood of future adverse development in the run-off assumed accident and health reinsurance business than in our other lines of business. We periodically reassess loss reserves for this assumed business and adjust them, if needed.

The majority of the assumed reinsurance in our London market account, aviation line of business and part of our diversified financial products lines of business is facultative reinsurance. This business involves reinsurance of a company’s entire captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. In all cases, we underwrite the business and administer the claims, which are reported without a lag by the brokers. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business. We establish loss reserves for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable primary business.

The majority of the assumed reinsurance in our group life, accident and health and the remainder of the diversified financial products lines of business is related to acquisitions. Subsequent renewals of the policies are written as direct business. The assumed reserves for the diversified financial products lines of business are expected to take several years to pay out, whereas the assumed reserves in the group life, accident and health line of business (substantially all of which are from the Health Products Division acquisition) are expected to pay out in 12-18 months.

The following tables show the composition of our gross, ceded and net reserves at the respective balance sheet dates.

				% Net
				IBNR to
				Net Total
	Gross	Ceded	Net	Reserves

At December 31, 2006
Reported loss reserves:
Diversified financial products	$507,739	$177,274	$330,465
Group life, accident and health	156,058	1,627	154,431
Aviation	108,851	39,506	69,345
London market account	311,862	206,344	105,518
Other specialty lines	83,105	30,231	52,874

Subtotal reported reserves	1,167,615	454,982	712,633

Incurred but not reported reserves:
Diversified financial products	782,571	264,400	518,171	61%
Group life, accident and health	176,955	14,210	162,745	51
Aviation	63,460	28,592	34,868	33
London market account	142,358	42,192	100,166	49
Other specialty lines	150,459	51,405	99,054	65

Subtotal incurred but not reported reserves	1,315,803	400,799	915,004	56

Discontinued lines reported reserves	398,193	74,580	323,613
Discontinued lines incurred but not reported reserves	215,440	57,729	157,711	33

Total loss and loss adjustment expense payable	$3,097,051	$988,090	$2,108,961	51%

At December 31, 2005
Reported loss reserves:
Diversified financial products	$319,000	$126,665	$192,335
Group life, accident and health	129,601	6,366	123,235
Aviation	118,122	55,602	62,520
London market account	345,605	260,473	85,132
Other specialty lines	51,634	27,590	24,044

Subtotal reported reserves	963,962	476,696	487,266

Incurred but not reported reserves:
Diversified financial products	634,131	275,116	359,015	65%
Group life, accident and health	74,499	35,658	38,841	24
Aviation	75,120	32,913	42,207	40
London market account	232,648	120,638	112,010	57
Other specialty lines	144,284	63,308	80,976	77

Subtotal incurred but not reported reserves	1,160,682	527,633	633,049	57

Discontinued lines reported reserves	437,681	159,529	278,152
Discontinued lines incurred but not reported reserves	251,395	116,429	134,966	33

Total loss and loss adjustment expense payable	$2,813,720	$1,280,287	$1,533,433	50%

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

The percentage of net incurred but not reported reserves to net total reserves increased slightly from 50% at December 31, 2005 to 51% at December 31, 2006. The reasons, by line of business, for significant changes in net reserves and the percentage of incurred but not reported to total net reserves, other than changes related to normal maturing of claims, follow:

•	Diversified financial products — Total net reserves in our diversified financial products line of business increased $297.3 million from 2005 to 2006 as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business is higher than in most of our other lines, since these losses report slower and have a longer duration. The percentage will decrease as the claims start to mature.

•	Group life, accident and health — Net reserves and the percentage of incurred but not reported reserves increased due to the acquisition of the Health Products Division in 2006. The reserves associated with the acquired business did not include a large case basis factor as do our other medical stop-loss reserves. We expect the percentage will decrease as we integrate those reserves into our normal reserving practices.

•	London market account — The percentage decreased in 2006 due to the maturity and settlement of 2005 hurricane claims.

•	Other specialty lines — Total net reserves increased $46.9 million and the percentage of incurred but not reported reserves decreased in 2006 due to the maturing of claims related to a relatively new product in this line.

•	Discontinued lines — Total net reserves for our discontinued lines increased $68.2 million in 2006 primarily as a result of a large commutation, partially offset by claim payments.

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

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

Reinsurance Recoverables

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

The reserve was $14.9 million at December 31, 2006, compared to $12.1 million at December 31, 2005. We increased the reserve in 2006 by $5.6 million to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may not be collectible. We wrote off a $3.0 million recoverable balance in 2006. We assessed the collectibility of our year-end recoverables and believe amounts are collectible and any potential losses are adequately reserved based on currently available information.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe that, as of December 31, 2006, it is more- likely-than-not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain pre-acquisition tax loss carryforwards for which valuation allowances have been provided. We expect to take an immaterial charge to retained earnings on January 1, 2007 to increase our reserves for and recognize interest on uncertain tax positions. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

We assess the impairment of goodwill annually, or sooner if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts CON 7, Using Cash Flow Information and Present Values in Accounting Measurements.  This approach utilizes a risk-free rate of interest, estimates of future cash flows and probabilities as to the occurrence of the future cash flows. We utilize our budgets and projections of future operations based on historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

Other-Than-Temporary Impairments on Investments

Declines in the market value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed income securities below cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed income securities with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. At December 31, 2006, we had gross unrealized losses on fixed income securities of $24.3 million (0.8% of aggregate market value) compared to $22.1 million (1.0% of aggregate market value) at December 31, 2005.

Recent Accounting Pronouncements

Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, became effective in the fourth quarter of 2006. SAB 108 establishes a standard approach for quantifying the materiality of errors to current and prior period financial statements. We had no prior year or current year misstatements that required adjustment to our 2006 consolidated financial statements under SAB 108.

The FASB has issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions. The guidance of FIN 48 will require us to recognize uncertain tax positions in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. We expect to take an immaterial charge to retained earnings to increase our reserves and recognize interest for uncertain tax positions. This adjustment will be recorded as a cumulative effect adjustment as of January 1, 2007.

The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS 159 allows a company to measure fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing whether their adoption will have an impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt, and foreign currency exchange rate risk.

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

The fair value of our fixed income securities was $3.0 billion at December 31, 2006 and $2.3 billion at December 31, 2005. If market interest rates were to change 1% (e.g. from 5% to 6%), the fair value of our fixed income securities would have changed approximately $138.3 million at December 31, 2006. This compares to a change in value of $111.2 million at December 31, 2005 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our $300.0 million Revolving Loan Facility is subject to variable interest rates. Thus, our interest expense on this loan is directly correlated to market interest rates. At December 31, 2006 and 2005, there was no balance outstanding under this line of credit. Our 1.30% and 2.00% convertible notes are not subject to interest rate changes.

Foreign Exchange Risk

The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2006 and 2005 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2006		2005
		Hypothetical		Hypothetical
	U.S. Dollar	10% Change	U.S. Dollar	10% Change
	Equivalent	in Fair Value	Equivalent	in Fair Value

British pound sterling	$37,701	$3,770	$15,781	$1,578
Euro	1,942	194	2,291	229
Canadian dollar	816	82	522	52

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in rules set forth by the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (generally accepted accounting principles). Internal control over financial reporting includes those policies and procedures that: 1) pertain to the maintenance of our records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets, 2) provide reasonable assurance that we have recorded transactions as necessary to permit us to prepare consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In conducting our assessment of the effectiveness of our internal control over financial reporting, we excluded from our assessment three businesses that we acquired in purchase business combinations in 2006. The combined total assets and total revenue of these businesses represented 4% of the respective consolidated financial statement amounts as of and for the year ended December 31, 2006.

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2006 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Report.

Remediation of Material Weakness

As described in “Management’s Report on Internal Control Over Financial Reporting (Restated)” in Item 9A of our 2005 Annual Report on Form 10-K/A, management identified the following material weakness in our internal control over financial reporting as of December 31, 2005, which continued to exist through the third quarter of 2006:

We did not maintain an effective control environment based on criteria established in the COSO framework. We did not maintain adequate controls to prevent or detect management override by certain former members of senior management related to our stock option granting practices and procedures. This lack of an effective control environment permitted certain former members of senior management to override controls and retroactively price stock option grants, resulting in ineffective controls over our stock option granting practices and procedures. Effective controls, including monitoring and adequate communication, were not maintained to ensure the accuracy, valuation and presentation of activity related to our stock option granting practices and procedures.

During the fourth quarter of 2006, to remediate the material weakness, we implemented changes to enhance our control environment and adopted new policies and procedures related to our stock option granting practices and procedures, as follows:

•	Our Board of Directors accepted the resignations of our former CEO, General Counsel and Chairman of our Compensation Committee in November 2006. Our Board of Directors appointed a new CEO and Chairman of the Compensation Committee who, together with our Directors and members of our senior management, are committed to achieving transparency through effective corporate governance, a strong control environment, application of business standards reflected in our Code of Business Conduct and Ethics, and completeness and integrity of our financial reporting and disclosure.

•	Effective in December 2006, our Board of Directors adopted new option granting approval policies and procedures, such that the Compensation Committee must approve all new option grants on the day of each Compensation Committee meeting preceding the regularly scheduled quarterly Board of Directors meeting. All grants must be appropriately approved and documented in minutes of the Compensation Committee meeting, taken contemporaneously with the meeting. All grants must be priced at the market closing price on the day of each such Compensation Committee meeting.

•	We established processes and procedures to increase the level of communication between the Compensation Committee, senior management and our financial reporting and accounting personnel regarding stock option grants.

Management evaluated the design and operation of the new controls and concluded that these controls were in place, designed and operating effectively as of December 31, 2006. Management considers that the changes and enhanced controls described above improved the effectiveness of our internal control over financial reporting and that, as of December 31, 2006, the material weakness was remediated.

Changes in Internal Control Over Financial Reporting

There were changes in our internal control over financial reporting during the fourth quarter of 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting solely related to the remediation of the material weakness described in “Remediation of Material Weakness” above.

Item 9B.	Other Information

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2006 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the

Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

On June 9, 2006, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this Annual Report on Form 10-K and to the Annual Report on Form 10-K/A for the year ended December 31, 2005, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

For information regarding Certain Relationships and Related Transactions and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

Stephen L. Way resigned as Chief Executive Officer effective November 17, 2006 and as a Director and Chairman of the Board on February 20, 2007. On November 17, 2006, HCC entered into a consulting agreement with Mr. Way to provide assistance to our new CEO, Frank J. Bramanti, and guidance to HCC with respect to strategic planning (the Consulting Agreement). Under the terms of the Consulting Agreement, Mr. Way agreed to terminate his employment agreement with the loss of any further compensation including any 2006 bonus and, regarding options that Mr. Way had already exercised at any time, Mr. Way agreed to reimburse HCC for all gains he received resulting from the difference between the exercise price at which Mr. Way exercised any option and the exercise price of the discounted option on the actual accounting measurement date, as determined during the stock option investigation. In addition, with respect to unexercised vested options, Mr. Way also agreed that each new strike price would be based on the actual accounting measurement date, as determined during the stock option investigation. Unvested options were terminated.

Christopher L. Martin resigned as Executive Vice President and General Counsel effective November 17, 2006. On November 28, 2006, HCC entered into a Separation Agreement and Release with Mr. Martin effective as of November 17, 2006, pursuant to which Mr. Martin’s employment agreement with HCC dated April 1, 2006 was terminated and, regarding options that Mr. Martin had already exercised at any time, Mr. Martin agreed to reimburse HCC for all gains he received resulting from the difference between the exercise price at which Mr. Martin exercised any option and the exercise price of the discounted option on the actual accounting measurement date, as determined during the stock option investigation. In addition, with respect to unexercised vested options, Mr. Martin also agreed that each new strike price would be based on the actual accounting measurement date, as determined during the stock option investigation. Unvested options were terminated.

Item 14.	Principal Accounting Fees and Services

For information regarding Principal Accounting Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2006 and which is incorporated herein by reference.

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

HCC Insurance Holdings, Inc.
(Registrant)

Dated: February 28, 2007	By: /s/ Frank J. Bramanti (Frank J. Bramanti) Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Frank J. Bramanti (Frank J. Bramanti)		Director, Chief Executive Officer and Principal Executive Officer	February 28, 2007

/s/ Patrick B. Collins* (Patrick B. Collins)		Director	February 28, 2007

/s/ James R. Crane* (James R. Crane)		Director	February 28, 2007

/s/ J. Robert Dickerson* (J. Robert Dickerson)		Director	February 28, 2007

/s/ Walter M. Duer* (Walter M. Duer)		Director	February 28, 2007

/s/ Edward H. Ellis, Jr. (Edward H. Ellis, Jr.)		Director, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	February 28, 2007

/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)		Director	February 28, 2007

/s/ Allan W. Fulkerson* (Allan W. Fulkerson)		Director	February 28, 2007

/s/ John N. Molbeck, Jr.* (John N. Molbeck, Jr.)		Director, President and Chief Operating Officer	February 28, 2007

/s/ Michael A. F. Roberts* (Michael A. F. Roberts)		Director	February 28, 2007

*By:	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr., Attorney-in-fact

INDEX TO EXHIBITS

(Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

Exhibit
Number

A3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
B3	.2	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C4	.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
C4	.3	—	First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.
D4	.4	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
E4	.5	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
F4	.6	—	Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.
G10	.1	—	Loan Agreement ($200,000,000 Revolving Loan Facility) dated November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.
H10	.2	—	First Amendment to Loan Agreement dated as of December 19, 2006 by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association, Citibank, N.A., Wachovia Bank, National Association, Royal Bank of Scotland, Amegy Bank National Association and Bank of New York.
I10	.3	—	Master Agreement dated August 3, 2006 by and among Allianz Life Insurance Company of North America, Allianz Life Insurance Company of New York and HCC Life Insurance Company.
J10	.4	—	HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.
J10	.5	—	HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.
J10	.6	—	HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.
K10	.7	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
L10	.8	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
M10	.9	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
F10	.10	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
F10	.11	—	Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.
N10	.12	—	HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.
I10	.13	—	Employment Agreement effective March 23, 2006 between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
O10	.14	—	Employment Agreement effective at March 1, 2005, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
L10	.15	—	Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.

Exhibit
Number

P10	.16	—	Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
Q10	.17	—	First Amendment to Employment Agreement effective as of April 15, 2006 between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
I10	.18	—	Employment Agreement effective as of April 1, 2006 between HCC Insurance Holdings, Inc. and Christopher L. Martin.
R10	.19	—	Consulting Agreement and Resignation effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
10.20		—	Amendment No. 1 to Consulting Agreement and Resignation effective as of February 21, 2007 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
S10	.21	—	Separation Agreement and Release effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Christopher L. Martin.
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 28, 2007.
24		—	Powers of Attorney.
31.1		—	Certification by Chief Executive Officer.
31.2		—	Certification by Chief Financial Officer.
32.1		—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2004.

G	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 1, 2004.

H	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 19, 2006.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2006.

J	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 1999.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2002.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

N	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2003.

O	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2005.

P	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2001.

Q	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 10, 2006.

R	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 17, 2006.

S	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 28, 2006.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.:

We have completed integrated audits of HCC Insurance Holdings Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded three businesses from its assessment of internal control over financial reporting as of December 31, 2006 because the three businesses were acquired by the Company in purchase business combinations during 2006. We have also excluded these three businesses from our audit of internal control over financial reporting. The combined total assets and total revenue of these businesses represent 4% of the respective consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/  PricewaterhouseCoopers LLP

Houston, TX
February 28, 2007

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2006	2005

ASSETS
Investments:
Fixed income securities, at fair value (amortized cost: 2006 — $3,008,818; 2005 — $2,277,139)	$3,007,193	$2,268,624
Short-term investments, at cost, which approximates fair value	714,685	839,581
Other investments, at fair value (cost: 2006 — $183,450; 2005 — $144,897)	206,117	149,223

Total investments	3,927,995	3,257,428
Cash	48,290	73,935
Restricted cash and cash investments	176,424	170,978
Premium, claims and other receivables	864,705	884,654
Reinsurance recoverables	1,169,934	1,361,983
Ceded unearned premium	226,125	239,416
Ceded life and annuity benefits	70,923	73,415
Deferred policy acquisition costs	182,410	156,253
Goodwill	742,677	532,947
Other assets	220,649	277,791

Total assets	$7,630,132	$7,028,800

LIABILITIES
Loss and loss adjustment expense payable	$3,097,051	$2,813,720
Life and annuity policy benefits	70,923	73,415
Reinsurance balances payable	122,805	176,954
Unearned premium	920,350	807,109
Deferred ceding commissions	64,949	67,886
Premium and claims payable	646,224	753,859
Notes payable	308,887	309,543
Accounts payable and accrued liabilities	356,140	335,879

Total liabilities	5,587,329	5,338,365

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2006 — 111,731; 2005 — 110,803)	111,731	110,803
Additional paid-in capital	798,213	762,170
Retained earnings	1,098,887	798,388
Accumulated other comprehensive income	33,972	19,074

Total shareholders’ equity	2,042,803	1,690,435

Total liabilities and shareholders’ equity	$7,630,132	$7,028,800

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

REVENUE
Net earned premium	$1,709,189	$1,369,988	$1,010,692
Fee and commission income	137,131	132,628	183,802
Net investment income	152,804	98,851	64,885
Net realized investment gain (loss)	(841)	1,448	5,822
Other operating income	77,012	39,773	19,406

Total revenue	2,075,295	1,642,688	1,284,607

EXPENSE
Loss and loss adjustment expense, net	1,011,856	919,697	645,230
Policy acquisition costs, net	319,885	261,708	222,323
Other operating expense	222,324	180,990	168,045
Interest expense	11,396	7,684	8,374

Total expense	1,565,461	1,370,079	1,043,972

Earnings from continuing operations before income tax expense	509,834	272,609	240,635
Income tax expense on continuing operations	167,549	84,177	81,940

Earnings from continuing operations	342,285	188,432	158,695
Earnings from discontinued operations, net of income taxes of $1,686 in 2005 and $2,313 in 2004	—	2,760	4,004

Net earnings	$342,285	$191,192	$162,699

Basic earnings per share data:
Earnings from continuing operations	$3.08	$1.78	$1.63
Earnings from discontinued operations	—	0.03	0.04

Net earnings	$3.08	$1.81	$1.67

Weighted average shares outstanding	111,309	105,463	97,257

Diluted earnings per share data:
Earnings from continuing operations	$2.93	$1.72	$1.61
Earnings from discontinued operations	—	0.03	0.04

Net earnings	$2.93	$1.75	$1.65

Weighted average shares outstanding	116,736	109,437	98,826

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Net earnings	$342,285	$191,192	$162,699
Other comprehensive income (loss):
Investment gains (losses):
Investment gains (losses) during the year, net of income tax charge (benefit) of $14,212 in 2006, $(2,946) in 2005 and $6,091 in 2004	26,142	(4,257)	10,955
Less reclassification adjustment for gains included in net earnings, net of income tax charge of $13,484 in 2006, $2,479 in 2005 and $2,433 in 2004	(25,043)	(4,605)	(4,518)
Foreign currency translation adjustment	13,799	(9,699)	6,287

Other comprehensive income (loss)	14,898	(18,561)	12,724

Comprehensive income	$357,183	$172,631	$175,423

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2006, 2005 and 2004
(in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2003	$63,964	$462,002	$495,528	$24,911	$1,046,405
Net earnings	—	—	162,699	—	162,699
Other comprehensive income	—	—	—	12,724	12,724
Issuance of 4,500 shares in public offering, net of costs	3,000	93,668	—	—	96,668
Issuance of 1,485 shares for exercise of options, including tax benefit of $2,969	990	22,087	—	—	23,077
Issuance of 126 shares for purchased company and strategic investment	84	2,576	—	—	2,660
Stock-based compensation	—	2,233	—	—	2,233
Cash dividends declared, $0.213 per share	—	—	(20,968)	—	(20,968)

Balance at December 31, 2004	68,038	582,566	637,259	37,635	1,325,498
Net earnings	—	—	191,192	—	191,192
Other comprehensive loss	—	—	—	(18,561)	(18,561)
Issuance of 4,688 shares in public offering, net of costs	4,688	145,276	—	—	149,964
Issuance of 2,439 shares for exercise of options, including tax benefit of $6,168	1,785	40,522	—	—	42,307
Issuance of 1,624 shares for purchased companies and convertible debt	1,227	26,226	—	—	27,453
Stock-based compensation	—	2,645	—	—	2,645
Three-for-two stock split	35,065	(35,065)	—	—	—
Cash dividends declared, $0.282 per share	—	—	(30,063)	—	(30,063)

Balance at December 31, 2005	110,803	762,170	798,388	19,074	1,690,435
Net earnings	—	—	342,285	—	342,285
Other comprehensive income	—	—	—	14,898	14,898
Issuance of 928 shares for exercise of options, including tax benefit of $3,396	928	18,071	—	—	18,999
Stock-based compensation	—	14,022	—	—	14,022
Reimbursement, net of income taxes of $2,127	—	3,950	—	—	3,950
Cash dividends declared, $0.375 per share	—	—	(41,786)	—	(41,786)

Balance at December 31, 2006	$111,731	$798,213	$1,098,887	$33,972	$2,042,803

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net earnings	$342,285	$191,192	$162,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	40,955	(6,094)	70,411
Change in reinsurance recoverables	192,049	(250,829)	(198,536)
Change in ceded unearned premium	13,291	82,433	(17,422)
Change in loss and loss adjustment expense payable	136,520	705,688	548,349
Change in reinsurance balances payable	(54,834)	(49,772)	(72,009)
Change in unearned premium	109,280	38,809	122,317
Change in premium and claims payable, net of restricted cash	(126,027)	(3,851)	1,835
Gain on sale of subsidiaries	—	(8,717)	(6,317)
Change in trading portfolio	(19,919)	(66,809)	25,673
Depreciation and amortization expense	14,980	14,647	16,139
Stock-based compensation expense	13,126	2,645	2,233
Other, net	(8,318)	(25,352)	13,331

Cash provided by operating activities	653,388	623,990	668,703

Cash flows from investing activities:
Sales of fixed income securities	338,927	237,480	253,398
Maturity or call of fixed income securities	247,072	186,075	154,357
Cost of securities acquired	(1,389,984)	(1,054,529)	(935,053)
Change in short-term investments	129,919	(72,703)	(160,229)
Sale of strategic investments	63,285	14,146	5,163
Payments for purchase of subsidiaries, net of cash received	(45,722)	(94,056)	(93,543)
Sale of subsidiaries	—	21,116	—
Other, net	(11,971)	(10,509)	(4,895)

Cash used by investing activities	(668,474)	(772,980)	(780,802)

Cash flows from financing activities:
Issuance of notes payable, net of costs	140,000	46,528	29,000
Payments on notes payable	(140,616)	(48,181)	(40,176)
Sale of common stock, net of costs	18,999	186,103	116,776
Dividends paid	(38,923)	(27,644)	(19,984)
Other	9,981	(3,814)	—

Cash provided by (used by) financing activities	(10,559)	152,992	85,616

Net increase (decrease) in cash	(25,645)	4,002	(26,483)
Cash at beginning of year	73,935	69,933	96,416

Cash at end of year	$48,290	$73,935	$69,933

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

Our principal domestic insurance companies are Houston Casualty Company, U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company and American Contractors Indemnity Company. These companies operate throughout the United States with headquarters in Houston, Texas, Atlanta, Georgia, Frederick, Maryland and Los Angeles, California. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company and the London branch of Houston Casualty Company. These companies operate from the United Kingdom, Spain, Bermuda and Ireland.

Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies in specialized lines of business within the property and casualty and group life, accident and health insurance sectors. Our principal domestic agencies are Professional Indemnity Agency, Inc., HCC Specialty Underwriters, HCC Global Financial Products, Covenant Underwriters, HCC Indemnity Guaranty Agency, RA&MCO Insurance Services, Illium Insurance Group, and G.B. Kenrick & Associates. Our agencies operate throughout the United States. Our principal foreign agency is HCC Global Financial Products, with headquarters in Barcelona, Spain.

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

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

We have reclassified certain amounts in our 2005 and 2004 consolidated financial statements to conform to the 2006 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Investments

All fixed income securities are classified as available for sale and reported at quoted market value, if readily marketable, or at management’s estimated fair value, if not readily marketable. The change in unrealized gain or loss on these securities is recorded as a component of other comprehensive income, net of the related deferred income tax effect. For fixed income securities denominated in currencies other than the U.S. dollar, the change in unrealized gain or loss includes the effect of exchange rate fluctuations. We purchase fixed income securities with the intent to hold to maturity, but they may be available for sale if market conditions warrant or if our investment policies dictate in order to maximize our investment yield.

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

Short-term investments and restricted cash investments are carried at cost, which approximates fair value. Other investments include other alternative investments and trading securities, which are carried at fair value. Changes in fair value are included in net investment income for other alternative investments and in other operating income for trading securities in the consolidated statements of earnings. As of December 31, 2006, the unrealized gain on trading securities was $7.8 million.

Realized gains or losses are determined on an average cost basis and included in earnings on the trade date. When impairment of the value of an investment is considered other-than-temporary, the decrease in value is reported in earnings as a realized investment loss and a new cost basis is established. Declines in the market value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed income securities below cost attributable to issuer-specific events are based on all relevant facts and circumstances for each investment and are recognized when we deem the impairment other-than-temporary. For fixed income securities with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary.

Derivative Financial Instruments

We have reinsured interests in two long-term mortgage impairment insurance contracts. The exposure with respect to these two contracts is measured based on movement in a specified index. These insurance contracts qualify as derivative financial instruments, are unhedged and are reported in other assets at fair value, which was $11.2 million and $6.4 million at December 31, 2006 and 2005, respectively. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms and validated based on current market quotes. Changes in fair value are recorded each period as a component of other operating income in the consolidated statements of earnings.

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

Fee and Commission Income

Fee and commission income in our consolidated statements of earnings includes fee income from our underwriting agencies, commission income from our reinsurance brokers and proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs). When there is no significant future servicing obligation, we recognize fee and commission income from third parties on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions based on the profitability of business written, calculated using the respective commission formula and actual underwriting results through the date of calculation. Such amounts are adjusted should experience change. When additional services are required, the service revenue is deferred and recognized over the service period. We record an allowance for estimated return commissions that we may be required to pay on the early termination of policies. Proceeds from ceded reinsurance are earned pro rata over the term of the underlying policy.

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

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $6.5 million and $7.4 million at December 31, 2006 and 2005, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

Goodwill and Intangible Assets

When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our agency segment, the reporting units are individual subsidiaries. In our insurance company segment, the reporting units are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Certain fiduciary funds totaling $295.7 million and $286.1 million were included in cash, short-term investments and fixed income securities at December 31, 2006 and 2005, respectively. These funds are held by underwriting agencies, reinsurance brokers, or surety companies for the benefit of insurance or reinsurance clients. We earn the interest on these funds net of expenses.

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

Foreign Currency

The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expenses. Our foreign currency transactions are principally denominated in British pound sterling and the Euro. The gain (loss) from currency conversion was zero, $(1.0) million and $1.2 million in 2006, 2005 and 2004, respectively.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requires companies to charge the fair value of stock-based compensation to earnings. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. We are recognizing compensation expense in 2006 and thereafter for all previously granted but unvested stock options as of January 1, 2006, and all options granted after that date. We use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. We made no modifications to our stock option plans in conjunction with our implementation of SFAS 123(R). In 2005 and 2004, we accounted for options granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The 2005 and 2004 consolidated financial statements were not restated to reflect our adoption of SFAS 123(R).

Prior to the adoption of SFAS 123(R), we accounted for stock-based compensation using the intrinsic value method prescribed in APB 25 and related interpretations. Under APB 25, compensation cost was measured as of the date the number of options and exercise price became fixed. The terms of an award were generally fixed on the date of grant, requiring the option to be accounted for as a fixed award. For fixed awards, compensation expense was measured as the excess, if any, of the quoted closing price of our stock at the date of grant over the exercise price of the option granted. Compensation expense for fixed awards, if any, was recognized ratably over the option vesting period using the straight-line single option method.

Prior to 2006, compensation expense for variable awards was recognized in accordance with FASB Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. If the number of options or exercise price was not fixed on the date of grant, the option was accounted for as a variable award until the number of options or the exercise price became fixed, or until the option was exercised, canceled or expired unexercised. For variable awards, intrinsic value was remeasured each period and was equal to the closing price of our stock on the last day of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit recognized each period fluctuated based on changes in our closing stock price from the last day of the previous period to the last day of the current period. In cases when our closing stock price did not exceed the recipient’s exercise price, no compensation expense resulted.

Prior to 2006, we accounted for modifications to stock options in accordance with APB 25, as subsequently interpreted by FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. Modifications included, but were not limited to, acceleration of vesting, extension of the exercise period following termination of employment and/or continued vesting while not providing substantive services. Compensation expense for modified awards was recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurred while not providing substantive services, after the date of modification. The intrinsic value of the award was the difference between the closing price of our common stock on the date of modification and the recipient’s exercise price.

Prior to 2006, stock options issued to non-employees were accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for stock options issued to non-employees was valued using the Black-Scholes model and amortized over the option vesting period in accordance with FIN 28.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Large Loss Events

During 2006 and 2005, we reached agreements with various reinsurers to commute two large reinsurance contracts related to run-off assumed accident and health reinsurance business included in our discontinued lines. We had $120.2 million in 2006 and $145.7 million in 2005 of reinsurance recoverables at the date of commutation. In consideration for discounting the recoverables and reassuming the associated loss reserves, we agreed to accept cash payments that were less than the related recoverables. We recorded a pre-tax loss of $20.2 million in 2006 and $26.0 million in 2005 related to these commutations, which were included in loss and loss adjustment expense in our insurance company segment. Net earnings were reduced $13.1 million in 2006 and $16.9 million in 2005 as a result of these commutations.

During 2005 and 2004, catastrophic events occurred related to three major hurricanes, Katrina, Rita and Wilma, and two minor ones (collectively, the 2005 hurricanes) and four major hurricanes, Charley, Frances, Ivan and Jeanne (collectively, the 2004 hurricanes). We recognized pre-tax losses after reinsurance recoveries and including the cost of premiums to reinstate our reinsurance protection of $89.7 million in 2005 and $33.1 million in 2004 in our insurance company segment in the years the hurricanes occurred. The 2005 loss included $73.2 million recorded in loss and loss adjustment expense and $16.5 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. The 2004 loss included $23.3 million of loss and loss adjustment expense and $9.8 million of reinstatement premium. Net earnings were reduced $58.2 million in 2005 and $21.5 million in 2004.

The following table shows the reported amounts, as well as the effect of the commutations and hurricanes in the years they occurred on those amounts. The table does not include reserve reductions related to prior year hurricanes as follows: $17.7 million in 2006 ($15.2 million for the 2005 hurricanes and $2.5 million for the 2004 hurricanes) and $7.2 million in 2005 for the 2004 hurricanes.

				Effect of Commutations
				and Hurricanes
	2006	2005	2004	2006	2005	2004

Gross incurred loss and loss adjustment expense	$1,218,838	$1,596,773	$1,289,155	$—	$394,625	$89,795
Net incurred loss and loss adjustment expense	1,011,856	919,697	645,230	20,199	99,226	23,335
Ceded earned premium	439,246	617,402	849,610	—	16,533	9,806
Net earnings (loss)	342,285	191,192	162,699	(13,129)	(75,171)	(21,464)

Stock Option Investigation

In connection with our voluntary independent stock option investigation by a Special Committee of the Board of Directors, which was completed on November 16, 2006, we incurred $14.2 million of expense for professional services, consulting fees and other related charges. The total includes accruals of $4.3 million for the estimated cost to reimburse certain employees for their lost spread on discounted options and $2.3 million for our estimated liability to pay our employees’ personal tax liabilities under Section 409A of the Internal Revenue Code for options exercised in 2006. Section 409A imposes certain restrictions and additional taxes on the recipients of discounted options. Prior to December 31, 2006, the final date allowable under Section 409A, Directors and certain officers agreed to reprice their unexercised discounted options to the closing price on the actual accounting measurement date as determined by the investigation; therefore, these

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

options are no longer subject to Section 409A. Prior to December 31, 2007, the final date allowable under Section 409A, we intend to offer all other employees who received discounted options the same opportunity to reprice their options to also relieve them from Section 409A taxation. Employees accepting the offer will receive cash payments sufficient to reimburse them for the reduced value of their repriced options, calculated as the difference between the original strike price of the option and the closing price of our stock on the actual accounting measurement date.

Certain executives terminated employment and executed agreements to reimburse us for the difference between the actual gain realized from all past option exercises and the gain if mis-priced options had been granted at the closing price of our stock on the actual accounting measurement date as determined by the investigation. As of December 31, 2006, we have recorded a $6.1 million receivable related to these contractual reimbursements and a corresponding $4.0 million increase to additional paid-in capital, net of $2.1 million of taxes payable on these reimbursements.

Recent Accounting Pronouncements

Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, became effective in the fourth quarter of 2006. SAB 108 establishes a standard approach for quantifying the materiality of errors to current and prior period financial statements. We had no prior year or current year misstatements that required adjustment to our 2006 consolidated financial statements under SAB 108.

The FASB has issued FIN No. 48, Accounting for Uncertainty in Income Taxes, which is effective January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions. The guidance of FIN 48 will require us to recognize uncertain tax positions in the financial statements when it is more-likely-than-not the position will be sustained upon examination by the tax authorities. We expect to take an immaterial charge to retained earnings to increase our reserves and recognize interest for uncertain tax positions. This adjustment will be recorded as a cumulative effect adjustment as of January 1, 2007.

The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities. SFAS 159 allows a company to measure fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing whether their adoption will have an impact on our consolidated financial statements.

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

		Initial	Goodwill	Deductible
	Effective Date	Consideration	Recognized	Goodwill

American Contractors Indemnity Company	January 31, 2004	$46.8	$10.5	No
RA&MCO Insurance Services	October 1, 2004	8.5	7.7	No
United States Surety Company	March 1, 2005	19.4	12.6	No
HCC International Insurance Company	July 1, 2005	24.6	17.4	No
Perico Life Insurance Company	November 30, 2005	20.0	—	Yes
Perico Ltd.	December 1, 2005	33.4	31.9	Yes
Illium Insurance Group	December 31, 2005	3.0	2.1	No
Novia Underwriters, Inc.	June 30, 2006	5.5	5.2	No
G.B. Kenrick & Associates, Inc.	July 1, 2006	18.0	16.7	No
Allianz Life Insurance Company Health Products Division	October 2, 2006	140.0	137.2	Yes

In the above table, the initial consideration column represents cash and the value of our common stock paid for the acquisition. The goodwill recognized column represents goodwill recorded through December 31, 2006. The deductible goodwill column indicates if the goodwill is deductible for income tax purposes.

On October 2, 2006, we acquired the Health Products Division of Allianz Life Insurance Company of North America (the Health Products Division), which primarily specializes in medical stop-loss insurance for self-insured corporations and groups, in a purchase business combination. We paid $140.0 million of cash and assumed the Health Products Division’s outstanding loss reserves totaling $149.7 million. We valued all identifiable assets and liabilities at fair value, including discounting the loss reserves by $2.9 million, and allocated $137.2 million to goodwill in our initial purchase price allocation. We are currently obtaining additional information to complete our purchase price allocation, including the valuation of any identifiable intangible assets. We expect to finalize the purchase price allocation in the first quarter of 2007.

Two prior acquisitions include a contingency for earnout payments based on earnings after the acquisition date, as defined in the purchase agreement. When the conditions for accrual have been satisfied under the applicable purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. Accrued amounts are generally paid within the next year. At December 31, 2006, we accrued earnouts totaling $47.7 million related to these two acquisitions. The purchase agreement for HCC Global requires us to pay an earnout based on pre-tax earnings on business underwritten by HCC Global from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. The contractual pre-tax earnings include underwriting results on longer-duration business written by HCC Global and, per the agreement, the earnout cannot be finally determined until all future losses are paid. The purchase agreement for CUL provides for a maximum earnout of $15.0 million based on CUL’s 2004 through 2006

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

pre-tax earnings, but could be reduced based on the ultimate underwriting results for those years. Information about these acquisitions, both of which have ongoing earnout provisions, is included below (in millions).

		Initial	Earnout through	Goodwill recognized
	Acquisition date	consideration	December 31, 2006	at December 31, 2006
HCC Global Financial Products, LLC	October 1, 2002	$6.9	$131.9	$131.9
Covenant Underwriters, Ltd. and Continental Underwriters Ltd. (CUL)	July 1, 2003	19.9	15.0	27.3

When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In 2005, we eliminated a tax valuation allowance, which we had established when we acquired a subsidiary in 2002, and reversed the subsidiary’s remaining $4.7 million of goodwill. The changes in goodwill were as follows:

	Insurance
	Company	Agency	Corporate	Total

Balance at December 31, 2004	$215,350	$228,681	$—	$444,031
Additions:
Acquisitions	59,881	1,628	—	61,509
Earnouts	24,162	7,922	—	32,084
Transfer on reorganization	45,353	(45,353)	—	—
Reduction for tax adjustment	(4,677)	—	—	(4,677)

Balance at December 31, 2005	340,069	192,878	—	532,947
Additions:
Acquisitions	151,717	7,005	3,323	162,045
Earnouts	41,034	6,651	—	47,685

Balance at December 31, 2006	$532,820	$206,534	$3,323	$742,677

Disposition

In December 2003, we sold the business of our retail brokerage subsidiary, HCC Employee Benefits, Inc., for $62.5 million in cash. We recognized gains of $6.3 million ($4.0 million after-tax) in 2004 and $4.4 million ($2.8 million after-tax) in 2005 from a contractual earnout, which is now completed. The gains on earnout are reported as earnings from discontinued operations in the consolidated statements of earnings.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(3)	Investments

Substantially all of our fixed income securities are investment grade and 99% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and estimated fair value of investments in fixed income securities, all of which are classified as available for sale, were as follows:

	Cost or	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2006
U.S. government	$121,641	$689	$(750)	$121,580
States, municipalities and political subdivisions	1,350,509	16,008	(4,815)	1,361,702
Corporate fixed income securities	334,750	765	(4,950)	330,565
Asset-backed and mortgage-backed securities	787,838	4,989	(6,785)	786,042
Foreign securities	414,080	214	(6,990)	407,304

Total fixed income securities	$3,008,818	$22,665	$(24,290)	$3,007,193

December 31, 2005
U.S. government	$90,404	$167	$(847)	$89,724
States, municipalities and political subdivisions	1,138,499	10,109	(6,634)	1,141,974
Corporate fixed income securities	381,917	340	(6,675)	375,582
Asset-backed and mortgage-backed securities	361,456	562	(6,646)	355,372
Foreign securities	304,863	2,412	(1,303)	305,972

Total fixed income securities	$2,277,139	$13,590	$(22,105)	$2,268,624

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

All fixed income securities were income producing during 2006, except for one security valued at $0.4 million. The following table displays the gross unrealized losses and fair value of all investments that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2006
U.S. government	$6,892	$(19)	$49,922	$(731)	$56,814	$(750)
States, municipalities and political subdivisions	188,704	(801)	239,299	(4,014)	428,003	(4,815)
Corporate fixed income securities	60,037	(236)	194,020	(4,714)	254,057	(4,950)
Asset-backed and mortgage-backed securities	207,133	(909)	263,886	(5,876)	471,019	(6,785)
Foreign securities	272,668	(4,340)	92,152	(2,650)	364,820	(6,990)

Total fixed income securities	$735,434	$(6,305)	$839,279	$(17,985)	$1,574,713	$(24,290)

December 31, 2005
U.S. government	$50,108	$(449)	$28,585	$(398)	$78,693	$(847)
States, municipalities and political subdivisions	464,533	(4,614)	95,327	(2,020)	559,860	(6,634)
Corporate fixed income securities	119,762	(2,175)	194,057	(4,500)	313,819	(6,675)
Asset-backed and mortgage-backed securities	162,251	(2,078)	147,552	(4,568)	309,803	(6,646)
Foreign securities	72,365	(832)	43,465	(471)	115,830	(1,303)

Total fixed income securities	$869,019	$(10,148)	$508,986	$(11,957)	$1,378,005	$(22,105)

We regularly review our investments for possible impairments based on the criteria in Note 1. The determination that a security has incurred an other-than-temporary decline in value and the amount of any loss recognition requires management judgment and a continual review of our investments. We considered all of the losses at December 31, 2006 and 2005 shown above to be temporary based on the results of our review.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The amortized cost and estimated fair value of fixed income securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities was 6.7 years.

	Amortized	Estimated
	Cost	Fair Value

Due in 1 year or less	$150,222	$149,192
Due after 1 year through 5 years	664,840	657,305
Due after 5 years through 10 years	595,230	593,783
Due after 10 years through 15 years	404,504	408,301
Due after 15 years	406,184	412,570

Securities with fixed maturities	2,220,980	2,221,151
Asset-backed and mortgage-backed securities	787,838	786,042

Total fixed income securities	$3,008,818	$3,007,193

At December 31, 2006, our domestic insurance companies had deposited fixed income securities of $41.8 million (amortized cost of $41.7 million) to meet the deposit requirements of various insurance departments. In addition, we had a deposit of fixed income securities of $28.1 million (amortized cost of $28.4 million) at Lloyd’s of London, which serves as security for our participation in a Lloyd’s syndicate. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2006	2005	2004

Fixed income securities	$112,878	$77,842	$55,929
Short-term investments	30,921	21,208	9,735
Other investments	14,178	3,615	1,366

Total investment income	157,977	102,665	67,030
Investment expense	(5,173)	(3,814)	(2,145)

Net investment income	$152,804	$98,851	$64,885

Realized pre-tax gains (losses) on the sale or write down of investments were as follows:

	Gains	Losses	Net

Year ended December 31, 2006
Fixed income securities	$886	$(1,771)	$(885)
Other investments	93	(49)	44

Realized gain (loss)	$979	$(1,820)	$(841)

Year ended December 31, 2005
Fixed income securities	$3,562	$(1,475)	$2,087
Other investments	156	(795)	(639)

Realized gain (loss)	$3,718	$(2,270)	$1,448

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Gains	Losses	Net

Year ended December 31, 2004
Fixed income securities	$7,035	$(1,088)	$5,947
Other investments	64	(189)	(125)

Realized gain (loss)	$7,099	$(1,277)	$5,822

Unrealized pre-tax net gains (losses) on investments during each year were as follows:

	2006	2005	2004

Fixed income securities	$6,890	$(29,265)	$(9,288)
Strategic and other investments	(5,063)	14,978	19,383

Net unrealized investment gains (losses)	$1,827	$(14,287)	$10,095

(4)	Reinsurance

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

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2006
Primary business	$1,867,908	$1,790,636	$990,800
Reinsurance assumed	367,740	357,799	228,038
Reinsurance ceded	(423,096)	(439,246)	(206,982)

Net amounts	$1,812,552	$1,709,189	$1,011,856

Year ended December 31, 2005
Primary business	$1,768,284	$1,694,446	$1,329,931
Reinsurance assumed	270,002	292,944	266,842
Reinsurance ceded	(537,062)	(617,402)	(677,076)

Net amounts	$1,501,224	$1,369,988	$919,697

Year ended December 31, 2004
Primary business	$1,674,075	$1,557,806	$966,163
Reinsurance assumed	301,078	302,496	322,992
Reinsurance ceded	(869,634)	(849,610)	(643,925)

Net amounts	$1,105,519	$1,010,692	$645,230

Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings were $45.8 million in 2006, $96.0 million in 2005 and $113.5 million in 2004.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2006	2005

Commutation receivable	$100,000	$—
Reinsurance recoverable on paid losses	96,727	93,837
Reinsurance recoverable on outstanding losses	529,562	636,225
Reinsurance recoverable on incurred but not reported losses	458,528	644,062
Reserve for uncollectible reinsurance	(14,883)	(12,141)

Total reinsurance recoverables	$1,169,934	$1,361,983

Our U.S. domiciled insurance companies require reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2006 and 2005.

	2006	2005

Payables to reinsurers	$268,079	$291,826
Letters of credit	326,204	350,135
Cash deposits	61,002	64,150

Total credits	$655,285	$706,111

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2006 and 2005.

	2006	2005

Loss and loss adjustment expense payable	$3,097,051	$2,813,720
Reinsurance recoverable on outstanding losses	(529,562)	(636,225)
Reinsurance recoverable on incurred but not reported losses	(458,528)	(644,062)

Net reserves	$2,108,961	$1,533,433

Unearned premium	$920,350	$807,109
Ceded unearned premium	(226,125)	(239,416)

Net unearned premium	$694,225	$567,693

Deferred policy acquisition costs	$182,410	$156,253
Deferred ceding commissions	(64,949)	(67,886)

Net deferred policy acquisition costs	$117,461	$88,367

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $25.0 million at December 31, 2006 and 2005. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2006
Hannover Rueckversicherungs AG	A	Germany	$114,715	$24,833	$89,882
Arch Reinsurance Ltd.	A	Bermuda	55,909	12,771	43,138
Harco National Insurance Company	A−	Illinois	47,540	6,461	41,079
Swiss Reinsurance America Corp.	A+	New York	46,828	6,580	40,248
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	42,289	3,885	38,404
Everest Reinsurance Company	A+	Delaware	51,256	14,833	36,423
Odyssey America Reinsurance Corp.	A	Connecticut	31,948	869	31,079
Platinum Underwriters Reinsurance Co.	A	Maryland	31,313	681	30,632

December 31, 2005
Hannover Rueckversicherungs AG	A	Germany	$147,589	$28,232	$119,357
Lloyd’s Syndicate Number 0033	A−	United Kingdom	43,756	681	43,075
Arch Reinsurance Ltd.	A−	Bermuda	52,226	11,544	40,682
Everest Reinsurance Company	A+	Delaware	53,344	13,741	39,603
Odyssey America Reinsurance Corp.	A	Connecticut	39,973	3,474	36,499
Swiss Reinsurance America Corp.	A+	New York	43,470	7,749	35,721
Platinum Underwriters Reinsurance Co.	A	Maryland	38,159	4,422	33,737
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	31,139	2,036	29,103
Harco National Insurance Company	A−	Illinois	29,873	3,657	26,216
Transatlantic Reinsurance Company	A+	New York	26,661	1,331	25,330
Lloyd’s Syndicate Number 0958	B	United Kingdom	26,332	1,091	25,241

Ratings for companies are published by A.M. Best Company, Inc. Ratings for individual Lloyd’s syndicates are published by Moody’s Investors Services, Inc. Lloyd’s of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. Lloyd’s of London is rated “A” by A.M. Best Company, Inc.

We have a reserve of $14.9 million at December 31, 2006 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $70.9 million and $73.4 million at December 31, 2006 and 2005, respectively.

(5)	Liability for Unpaid Loss and Loss Adjustment Expense

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2006	2005	2004

Reserves for loss and loss adjustment expense payable at beginning of year	$2,813,720	$2,089,199	$1,525,313
Less reinsurance recoverables	1,280,287	1,029,916	820,113

Net reserves at beginning of year	1,533,433	1,059,283	705,200
Net reserve addition from acquired businesses	146,811	12,491	11,647
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,018,382	894,303	614,752
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	(6,526)	25,394	30,478

Incurred loss and loss adjustment expense	1,011,856	919,697	645,230

Loss and loss adjustment expense payments for claims occurring during:
Current year	360,803	285,814	161,117
Prior years	222,336	172,224	141,677

Loss and loss adjustment expense payments	583,139	458,038	302,794

Net reserves at end of year	2,108,961	1,533,433	1,059,283
Plus reinsurance recoverables	988,090	1,280,287	1,029,916

Reserves for loss and loss adjustment expense at end of year	$3,097,051	$2,813,720	$2,089,199

We had net loss and loss adjustment expense adverse development (redundancy) relating to prior year losses of $(6.5) million in 2006, $25.4 million in 2005 and $30.5 million in 2004. The 2006 redundancy resulted from reductions of $17.7 million of prior year hurricane reserves plus $9.0 million redundancy primarily from our aviation and energy lines, partially offset by a commutation charge of $20.2 million. This large commutation related to a contract for run-off assumed accident and health reinsurance business included in our discontinued lines. The 2005 development resulted from a commutation charge of $26.0 million related to business similar to that commuted in 2006 and a net redundancy of $0.6 million from all other sources. Our 2004 deficiency included a charge of $27.3 million related to adverse development in certain run-off assumed accident and health reinsurance business, and we had a net deficiency of $3.2 million from all other sources.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Deficiencies and redundancies in reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses which limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

(6)	Notes Payable

Notes payable at December 31, 2006 and 2005 are shown in the table below. The aggregate estimated fair value of our 1.30% and 2.00% convertible notes ($436.0 million and $399.5 million at December 31, 2006 and 2005, respectively) is based on quoted market prices. The estimated fair value of our other debt is based on current rates offered to us for debt with similar terms and approximates the carrying value at both balance sheet dates.

	2006	2005

1.30% Convertible Notes	$124,977	$125,000
2.00% Convertible Exchange Notes	172,174	172,400
$300.0 million Revolving Loan Facility	—	—
Other debt	11,736	12,143

Total notes payable	$308,887	$309,543

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

Our $300.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on November 30, 2009. The facility is collateralized in part by the pledge of our insurance companies’ stock and by guarantees entered into by our underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements.

In 2006, we entered into a $34.0 million Standby Letter of Credit Facility and utilized that facility to replace a portion of our funds at Lloyd’s of London with standby letters of credit. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC. The Standby Letter of Credit Facility contains standard restrictive covenants, which in many cases are identical to or incorporate by reference the restrictive covenants from our Revolving Loan Facility.

At December 31, 2006, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $40.7 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $50.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (8.25% at December 31, 2006) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2006, letters of credit totaling $20.0 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $24.9 million collateralizing the lines.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(7)	Income Taxes

At December 31, 2006 and 2005, we had current income taxes payable of $4.4 million and $21.3 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2006	2005	2004

Statutory tax rate	35%	35%	35%

Federal tax on continuing operations at statutory rate	$178,442	$95,413	$84,223
Nontaxable municipal bond interest and dividends received deduction	(15,291)	(12,267)	(7,076)
Non-deductible compensation	—	969	775
Other non deductible expenses	781	816	394
State income taxes, net of federal tax benefit	3,820	3,591	2,962
Foreign income taxes	22,548	15,024	12,639
Foreign tax credit	(22,405)	(14,981)	(12,456)
Dividends received deduction on repatriated foreign earnings	—	(2,784)	—
Other, net	(346)	(1,604)	479

Income tax expense from continuing operations	$167,549	$84,177	$81,940

Effective tax rate, continuing operations	32.9%	30.9%	34.1%

Federal tax on discontinued operations at statutory rate	$—	$1,556	$2,211
State income taxes, net of federal tax benefit, and other	—	130	102

Income tax expense on discontinued operations	$—	$1,686	$2,313

Effective tax rate, discontinued operations	—%	37.9%	36.6%

Total income tax expense	$167,549	$85,863	$84,253

Total effective tax rate	32.9%	31.0%	34.1%

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The components of income tax expense were as follows:

	2006	2005	2004

Federal current	$128,167	$69,113	$82,856
Federal deferred	10,957	(5,485)	(18,112)

Total federal	139,124	63,628	64,744

State current	3,842	4,266	7,065
State deferred	2,035	1,259	(2,508)

Total state	5,877	5,525	4,557

Foreign current	24,665	15,155	11,462
Foreign deferred	(2,117)	(131)	1,177

Total foreign	22,548	15,024	12,639

Income tax expense from continuing operations	$167,549	$84,177	$81,940

Federal current	$—	$3,528	$1,898
Federal deferred	—	(2,042)	271

Total federal	—	1,486	2,169

State current	—	475	110
State deferred	—	(275)	34

Total state	—	200	144

Income tax expense from discontinued operations	$—	$1,686	$2,313

Total income tax expense	$167,549	$85,863	$84,253

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2006 and 2005 was as follows:

	2006	2005

Excess of financial unearned premium over tax	$34,638	$32,932
Effect of loss reserve discounting and salvage and subrogation accrual for tax	48,758	34,903
Excess of financial accrued expenses over tax	9,621	21,501
Allowance for bad debts, not deductible for tax	15,047	7,047
Stock option compensation under SFAS 123(R) in excess of deduction for tax	4,375	1,063
Federal tax net operating loss carryforwards	1,087	1,581
State tax net operating loss carryforwards	3,227	3,910
Foreign branch net operating loss carryforwards	388	3,244
Valuation allowance	(7,822)	(10,293)

Total deferred tax assets	109,319	95,888

Unrealized gain on increase in value of securities available for sale (shareholders’ equity)	20,129	9,927
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	11,432	11,087
Amortizable goodwill for tax	27,676	18,953
Book basis in net assets of foreign subsidiaries in excess of tax	17,527	8,032
Property and equipment depreciation and other items	8,421	6,519
Disgorgement receivable	2,127	—

Total deferred tax liabilities	87,312	54,518

Net deferred tax asset	$22,007	$41,370

Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired businesses. In 2005, we eliminated a valuation allowance that we had established when we acquired a subsidiary in 2002. Changes in the valuation allowance were as follows:

	2006	2005	2004

Balance at beginning of year	$10,293	$17,358	$17,444
Increase due to acquisitions	—	—	611
Reduction related to 2002 acquisition	—	(5,511)	—
Other	(2,471)	(1,554)	(697)

Balance at end of year	$7,822	$10,293	$17,358

At December 31, 2006, we have Federal and state tax net operating loss carryforwards of approximately $3.1 million and $47.2 million, respectively, which will expire in varying amounts through 2026. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $1.1 million against our Federal loss carryforwards, substantially all of which would reduce goodwill if the carryforwards are realized, and $2.6 million against our state loss carryforwards. Based

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.

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

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

			Accumulated
	Unrealized	Foreign	Other
	Investment	Currency	Comprehensive
	Gain (Loss)	Translation	Income

Balance at December 31, 2003	$19,344	$5,567	$24,911
Net change for year	6,437	6,287	12,724

Balance at December 31, 2004	25,781	11,854	37,635
Net change for year	(8,862)	(9,699)	(18,561)

Balance at December 31, 2005	16,919	2,155	19,074
Net change for year	1,099	13,799	14,898

Balance at December 31, 2006	$18,018	$15,954	$33,972

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2007 without special permission is $172.1 million. One of our insurance companies cannot pay a dividend in 2007 without special permission because it paid a special approved dividend in 2006.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(9)	Earnings Per Share

The following table details the numerator and denominator used in the earnings per share calculations.

	2006	2005	2004

Net earnings	$342,285	$191,192	$162,699

Weighted average common shares outstanding	111,309	105,463	97,257
Dilutive effect of outstanding options (determined using the treasury stock method)	1,177	1,659	1,569
Dilutive effect of convertible debt (determined using the treasury stock method)	4,250	2,315	—

Weighted average common shares and potential common shares outstanding	116,736	109,437	98,826

Anti-dilutive stock options not included in treasury stock method computation	1,588	118	6

(10)	Stock-Based Compensation

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options vest over a period of up to seven years, which is the requisite service period, and expire four to ten years after grant date.

In 2006, we expensed $13.1 million ($9.4 million after tax or $0.08 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. At December 31, 2006, there was approximately $32.4 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 2.8 years. In 2007, we expect to recognize $10.9 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

The table below shows the weighted-average fair value of options granted and the related weighted-average assumptions used in the Black-Scholes model, which we use to determine the fair value of an option on its grant date. The risk-free interest rate is based on the U.S. Treasury rate that most closely approximates each option’s expected term. We based our expected volatility on the historical volatility of our stock over a period matching each option’s expected term. Our dividend yield is based on an average of our historical dividend payments divided by the stock price. We used historical exercise patterns by grant type to estimate the expected option life.

	2006	2005	2004

Fair value of options granted	$7.20	$8.90	$6.19
Risk free interest rate	4.7%	4.0%	3.4%
Expected volatility	22.0%	32.0%	32.0%
Expected dividend yield	1.1%	1.1%	1.0%
Expected option life	3.8 years	4.8 years	4.5 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following table details our stock option activity during 2006.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value

Outstanding, beginning of year	8,219	$20.90
Granted	867	31.99
Exercised	(927)	16.88
Forfeited and expired	(978)	24.78

Outstanding, end of period	7,181	22.23	3.6 years	$70,778

Vested or expected to vest, end of period	6,796	22.11	3.6 years	67,854

Exercisable, end of period	2,471	19.20	2.8 years	31,841

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2006, 2005 and 2004 was $13.8 million, $27.9 million and $10.9 million, respectively. At December 31, 2006, 11.6 million shares of our common stock were authorized and reserved for the exercise of options, of which 7.2 million shares were reserved for options previously granted and 4.4 million shares were reserved for future issuance.

Exercise of options during 2006, 2005 and 2004 resulted in cash receipts of $15.6 million, $36.1 million and $20.1 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB 25. We recorded a $3.4 million benefit as financing cash flow in 2006 and $6.2 million and $3.0 million as operating cash flow in 2005 and 2004, respectively.

In December 2006, we increased the exercise price of all outstanding discounted options held by Directors and certain officers to match the closing price of our stock on the actual accounting measurement date, as determined by our stock option investigation. In most cases, these modifications resulted in a lower fair value under the Black-Scholes model. In accordance with the guidance of SFAS 123(R), we will not recognize less expense over the term of the options than the original grant date fair value of these awards.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In 2005 and 2004, we recorded compensation expense of $3.0 million and $2.6 million, in accordance with APB 25. Prior to adoption of SFAS 123(R), we were required to disclose the effect on net earnings and earnings per share if we had used the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, to value stock options. The effect on our consolidated financial results in 2005 and 2004 if we had valued our options using the fair value method under SFAS 123 and the assumptions listed above is as follows:

	2005	2004

Reported net earnings	$191,192	$162,699
Stock-based compensation included in reported net earnings, net of income taxes	2,114	1,920
Stock-based compensation using fair value method, net of income taxes	(8,258)	(6,140)

Pro forma net earnings	$185,048	$158,479

Reported basic earnings per share	$1.81	$1.67
Fair value stock-based compensation	(0.06)	(0.04)

Pro forma basic earnings per share	$1.75	$1.63

Reported diluted earnings per share	$1.75	$1.65
Fair value stock-based compensation	(0.06)	(0.05)

Pro forma diluted earnings per share	$1.69	$1.60

(11)	Segment and Geographic Data

We classify our activities into the following three operating business segments based on services provided: 1) insurance company, 2) agency and 3) other operations. See Note 1 for a description of the principal subsidiaries included in and the services provided by our insurance company and agency segments. Our other operations segment includes insurance-related investments, which we make periodically, and our trading portfolio. Corporate includes general corporate operations and those minor operations not included in a segment. Inter-segment revenue consists primarily of fee and commission income of our agency segment charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage of premium) approximates what is charged to unrelated parties for similar services. Effective January 1, 2005, we consolidated our largest underwriting agency (agency segment) into HCC Life Insurance Company (insurance company segment) and, effective April 1, 2006, we consolidated our London underwriting agency (agency segment) into HCC International Insurance Company (insurance segment).

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment since it is not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2006
Revenue:
Domestic	$1,536,675	$65,866	$75,077	$6,198	$1,683,816
Foreign	357,092	34,387	—	—	391,479
Inter-segment	25	79,795	—	—	79,820

Total segment revenue	$1,893,792	$180,048	$75,077	$6,198	2,155,115

Inter-segment eliminations					(79,820)

Consolidated total revenue					$2,075,295

Net earnings (loss):
Domestic	$205,024	$32,281	$48,844	$(20,900)	$265,249
Foreign	66,991	10,038	—	—	77,029

Total segment net earnings (loss)	$272,015	$42,319	$48,844	$(20,900)	342,278

Inter-segment eliminations					7

Consolidated net earnings					$342,285

Other items:
Net investment income	$137,896	$9,484	$2,610	$2,814	$152,804
Depreciation and amortization	4,603	7,593	509	2,275	14,980
Interest expense (benefit)	1,887	11,552	517	(2,560)	11,396
Capital expenditures	4,199	2,317	757	5,731	13,004

Income tax expense (benefit)	129,857	25,483	23,645	(11,262)	167,723
Inter-segment eliminations					(174)

Consolidated income tax expense on continuing operations					$167,549

For 2006, earnings before income taxes were $393.1 million for our domestic subsidiaries and $116.7 million for our foreign subsidiaries and branches. During 2006, the insurance company segment recorded an after-tax loss of $13.1 million due to a commutation, and the corporate segment incurred after-tax expense of $9.4 million for SFAS 123(R) expense and $9.3 million for our stock option investigation.

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

For 2005, earnings before income taxes were $257.8 million for our domestic subsidiaries (including discontinued operations) and $19.3 million for our foreign subsidiaries and branches. During 2005, the insurance company segment recorded after-tax losses of $58.2 million due to the 2005 hurricanes and $16.9 million due to a commutation.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following tables present selected revenue items by line of business:

	2006	2005	2004

Diversified financial products	$728,861	$531,136	$310,809
Group life, accident and health	591,070	504,382	343,913
Aviation	152,886	136,197	127,248
London market account	112,362	93,017	111,341
Other specialty lines	123,981	97,721	69,089
Discontinued lines	29	7,535	48,292

Net earned premium	$1,709,189	$1,369,988	$1,010,692

Property and casualty	$114,400	$113,725	$127,502
Accident and health	22,731	18,903	56,300

Fee and commission income	$137,131	$132,628	$183,802

Assets by business segment and geographic location are shown in the following tables.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2006
Domestic	$4,598,206	$499,871	$135,391	$220,665	$5,454,133
Foreign	1,624,625	551,374	—	—	2,175,999

Total assets	$6,222,831	$1,051,245	$135,391	$220,665	$7,630,132

December 31, 2005
Domestic	$3,981,574	$634,263	$170,620	$152,652	$4,939,109
Foreign	1,464,306	625,385	—	—	2,089,691

Total assets	$5,445,880	$1,259,648	$170,620	$152,652	$7,028,800

(12)	Commitments and Contingencies

Litigation

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006 and took specific actions as a result thereof. The Securities and Exchange Commission (SEC) commenced an informal inquiry upon notification by us of the initiation of our investigation. In connection with its inquiry, we received document requests from the SEC, and the SEC is reviewing the work of the independent investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the informal inquiry.

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

Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

The following lawsuits related to the outcome of the stock option investigation have recently been filed:

Civil Action No. 07-456; Bacas, derivatively on behalf of HCC Insurance Holdings, Inc. (HCC) v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  The action was filed on February 1, 2007. HCC is named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of HCC against several current and former officers and Directors alleging improper manipulation of grant dates for option grants from 1995 through 2006. The complaint purports to allege causes of action for accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, imposition of a constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Section 14(a) of the Securities Exchange Act. Plaintiff seeks on behalf of HCC, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in HCC’s corporate governance and internal controls, as well as attorneys’ fees and costs. HCC has not yet responded to the complaint.

Civil Action No. 07-550; International Brotherhood of Electrical Workers Local 98 Pension Fund, derivatively on behalf of nominal defendant HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  The action was filed on February 8, 2007. HCC is named as a nominal defendant in this putative derivative action. Plaintiff alleges claims against current and former Directors of HCC alleging improper manipulation of grant dates for option grants from 1997 through 2006. The complaint alleges that defendants violated HCC’s shareholder-approved stock option plans, improperly accounted for allegedly backdated stock options, took improper tax deductions based on allegedly backdated stock options, issued false financial statements and improperly exercised previously backdated options. The complaint purports to allege causes of action for breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, constructive fraud, corporate waste, disgorgement, rescission and imposition of a constructive trust, as well as claims under Sections 14(a) and 10(b) of the Securities Exchange Act. Plaintiff seeks, on behalf of HCC, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in HCC’s corporate governance and internal controls as well as attorneys’ fees and costs. HCC has not yet responded to the complaint.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2006, we have recorded a liability of $16.9 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and indemnify our current and former Directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is received. During 2006, we expensed $1.3 million of attorneys’ fees incurred by current and former Directors and officers who claimed the right to indemnity in conjunction with our stock option investigation. It is not possible to determine the maximum potential impact on our consolidated net earnings, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Terrorist Exposure

Under the Federal Terrorism Risk Insurance Extension Act of 2005, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law also established a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2007, our deductible is approximately $106.3 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2007 up to the maximum amount set out in the Act. Currently, the law expires on December 31, 2007.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $10.3 million in 2006, $9.8 million in 2005 and $9.3 million in 2004.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

At December 31, 2006, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

Years ended December 31,
2007	$9,202
2008	10,954
2009	10,113
2010	9,720
2011	8,399
Thereafter	36,755

Total future minimum rental payments	$85,143

(13)	Related Party Transactions

An entity that a Director is affiliated with serves as the investment manager for fixed income securities valued at $584.1 million and $207.9 million at December 31, 2006 and 2005, respectively. During 2006, 2005 and 2004, we paid $0.4 million, $0.2 million and $0.1 million, respectively, in investment management fees to this entity. We rented equipment and facilities from our former Chairman and Chief Executive Officer to provide transportation services for our Directors, employees and clients. We provided our own employees to operate the equipment and paid all expenses related to its operation. We paid rentals of $1.2 million in 2006, $1.1 million in 2005 and $1.0 million in 2004.

At December 31, 2006 and 2005, we accrued $47.7 million and $32.3 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of our subsidiaries. These accruals represent amounts due under the terms of various acquisition agreements. We paid $32.3 million in 2006, $35.1 million in 2005 and $41.0 million in 2004 related to such agreements.

We own equity interests ranging from 20% to 31% in three companies for which we use the equity method of accounting. During 2005, we acquired the remaining interest in two other companies we owned a minority interest in and included 100% of their earnings in our consolidated financial statements beginning on the effective date of the acquisitions. We recorded gross written premium from business originating at the five companies (until the acquisition date for the two companies that are now subsidiaries) of $16.9 million in 2006, $40.2 million in 2005 and $21.7 million in 2004. During 2006, 2005 and 2004, we also ceded written premium of $9.3 million, $8.0 million and $5.6 million, respectively, to one of these companies under a quota share reinsurance agreement.

(14)	Statutory Information

Our insurance companies file financial statements prepared in accordance with statutory accounting principles prescribed or permitted by domestic or foreign insurance regulatory authorities. The differences between statutory financial statements and financial statements prepared in accordance with generally accepted accounting principles vary between domestic and foreign jurisdictions.

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2006	2005	2004

Statutory policyholders’ surplus	$1,342,054	$1,110,268	$844,851
Statutory net income	303,758	112,231	85,843

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The 2006 statutory net income was reduced $13.1 million due to a large commutation. The 2005 statutory net income was reduced $58.2 million due to the 2005 hurricanes and $20.3 million due to a large commutation. The 2004 statutory net income was reduced $21.5 million due to the 2004 hurricanes. The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(15)	Supplemental Information

Supplemental cash flow information was as follows:

	2006	2005	2004

Cash received from commutations	$12,750	$180,789	$79,462
Income taxes paid	167,086	78,309	112,392
Interest paid	9,387	6,168	7,219
Dividends declared but not paid at year end	11,173	8,310	5,783

Cash of $100.0 million from the 2006 commutation was received in 2007. The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

(16)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Total revenue	$599,108	$447,595	$516,697	$412,031	$493,217	$404,837	$466,273	$378,225

Net earnings	$80,742	$65,036	$93,257	$7,412	$89,144	$63,356	$79,142	$55,388

Basic earnings per share data:
Earnings per share	$0.72	$0.60	$0.84	$0.07	$0.80	$0.60	$0.71	$0.54

Weighted average shares outstanding	111,635	107,970	111,359	105,623	111,218	104,962	111,014	103,241

Diluted earnings per share data:
Earnings per share	$0.69	$0.57	$0.80	$0.07	$0.76	$0.59	$0.68	$0.52

Weighted average shares outstanding	117,115	113,566	117,003	109,818	116,860	108,269	116,896	105,734

During the fourth quarter of 2006, we recorded a $13.1 million after-tax loss due to a large commutation and $7.6 million of after-tax expenses related to our stock option investigation. During the fourth and third quarters of 2005, losses from the 2005 hurricanes reduced net earnings $9.9 million and $48.3 million, respectively. Also in the third quarter of 2005, we recorded a $16.9 million after-tax loss due to a large commutation.

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

December 31, 2006
Column A	Column B	Column C	Column D
			Amount at Which
			Shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:
Bonds — United States government and government agencies and authorities	$121,641	$121,580	$121,580
Bonds — states, municipalities and political subdivisions	410,688	413,422	413,422
Bonds — special revenue	939,821	948,280	948,280
Bonds — corporate	334,750	330,565	330,565
Asset-backed and mortgage-backed securities	787,838	786,042	786,042
Bonds — foreign	414,080	407,304	407,304

Total fixed maturities	3,008,818	3,007,193	3,007,193

Equity securities:
Common stocks — banks, trusts and insurance companies	63,367	$71,161	71,161

Total equity securities	63,367	$71,161	71,161

Short-term investments	714,685		714,685
Other investments	120,083		134,956

Total investments	$3,906,953		$3,927,995

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2006	2005

ASSETS
Fixed income securities, at fair value (amortized cost: 2005 — $31,023)	$—	$30,622
Cash	167	3,610
Short-term investments	19,892	38,182
Investment in subsidiaries	2,187,461	1,790,774
Intercompany loans to subsidiaries for acquisitions	208,008	184,706
Receivable from subsidiaries	38,384	37,364
Other assets	31,088	14,056

Total assets	$2,485,000	$2,099,314

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$89,428	$85,821
Notes payable	297,151	297,400
Deferred Federal income tax	21,205	13,548
Accounts payable and accrued liabilities	34,413	12,110

Total liabilities	442,197	408,879
Total shareholders’ equity	2,042,803	1,690,435

Total liabilities and shareholders’ equity	$2,485,000	$2,099,314

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Equity in earnings of subsidiaries	$351,657	$188,202	$165,712
Interest income from subsidiaries	8,196	6,799	6,531
Net investment income	2,698	2,082	994
Other operating income	1,130	525	—

Total revenue	363,681	197,608	173,237

Interest expense	9,199	6,552	6,733
Other operating expense	16,172	3,404	2,858

Total expense	25,371	9,956	9,591

Earnings before income tax expense	338,310	187,652	163,646
Income tax expense (benefit)	(3,975)	(3,540)	947

Net earnings	$342,285	$191,192	$162,699

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Net earnings	$342,285	$191,192	$162,699
Other comprehensive income (loss):
Investment gains (losses):
Gains (losses) during the year, net of income tax charge (benefit) of $1,373 in 2006, $(129) in 2005 and $12 in 2004	2,623	(239)	21
Less reclassification adjustment for losses included in net earnings, net of income tax benefit of $163 in 2006	303	—	—
Consolidated subsidiaries’ investment gains (losses) during the year, net of income tax charge (benefit) of $12,839 in 2006, $(2,817) in 2005 and $6,079 in 2004	23,519	(4,018)	10,934
Less consolidated subsidiaries’ reclassification adjustment for gains included in net earnings, net of income tax charge of $13,647 in 2006, $2,479 in 2005 and $2,433 in 2004	(25,346)	(4,605)	(4,518)
Foreign currency translation adjustment	13,799	(9,699)	6,287

Other comprehensive income (loss)	14,898	(18,561)	12,724

Comprehensive income	$357,183	$172,631	$175,423

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net earnings	$342,285	$191,192	$162,699
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(272,409)	(116,122)	(133,916)
Change in accrued interest receivable added to intercompany loan balances	(7,788)	(6,712)	(6,544)
Change in accounts payable and accrued liabilities	5,788	(10,999)	(660)
Tax benefit from exercise of stock options	—	6,168	2,969
Other, net	(2,396)	(4,754)	4,680

Cash provided by operating activities	65,480	58,773	29,228

Cash flows from investing activities:
Cash contributions to subsidiaries	(64,299)	(162,872)	(107,000)
Payments for purchase of subsidiaries, net of cash received	(23,455)	(98,829)	(48,975)
Change in short-term investments	18,290	(7,176)	29,817
Sales and maturities of fixed income securities	30,587	6,200	—
Cost of securities acquired	(10,626)	(3,400)	(33,679)
Change in receivable/payable from subsidiaries	—	33,303	43,295
Intercompany loans to subsidiaries for acquisitions	(32,708)	(39,685)	(62,523)
Payments on intercompany loans to subsidiaries	33,461	56,610	54,694

Cash used by investing activities	(48,750)	(215,849)	(124,371)

Cash flows from financing activities:
Proceeds from notes payable	140,000	36,000	29,000
Payments on notes payable	(140,249)	(36,015)	(29,009)
Sale of common stock, net of costs	18,999	186,103	116,776
Dividends paid	(38,923)	(27,644)	(19,984)

Cash provided by (used by) financing activities	(20,173)	158,444	96,783

Net increase (decrease) in cash	(3,443)	1,368	1,640
Cash at beginning of year	3,610	2,242	602

Cash at end of year	$167	$3,610	$2,242

See Notes to Condensed Financial Information.

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method. Certain amounts in the 2005 and 2004 condensed financial information have been reclassified to conform with the 2006 presentation. Such reclassifications had no effect on shareholders’ equity, net earnings or cash flows.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2006, the interest rate on intercompany loans was 6.75%.

(3)	Other operating expense includes $12.0 million related to the stock option investigation discussed in Note 1 in the consolidated financial statements.

(4)	Dividends received from subsidiaries were $79.2 million, $72.1 million and $31.8 million in 2006, 2005 and 2004, respectively.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC.

SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)		(2)			(3)
	December 31,			Years ended December 31,
	Deferred	Future Policy				Benefits, Claims,
	Policy	Benefits, Losses,				Losses and	Amortization of	Other
	Acquisition	Claims and Loss	Unearned	Premium	Net Investment	Settlement	Deferred Policy	Operating	Premium
Segments	Costs	Expenses	Premiums	Revenue	Income	Expenses	Acquisition Costs	Expenses	Written

2006
Insurance Company	$117,461	$3,167,974	$920,350	$1,709,189	$137,896	$1,011,856	$319,885	$110,438	$1,812,552
Agency					9,484			70,151
Other Operations					2,610			1,839
Corporate					2,814			39,896

Total	$117,461	$3,167,974	$920,350	$1,709,189	$152,804	$1,011,856	$319,885	$222,324	$1,812,552

2005
Insurance Company	$88,367	$2,887,135	$807,109	$1,369,988	$88,397	$919,697	$261,708	$84,838	$1,501,224
Agency					7,437			84,107
Other Operations					794			1,732
Corporate					2,223			10,313

Total	$88,367	$2,887,135	$807,109	$1,369,988	$98,851	$919,697	$261,708	$180,990	$1,501,224

2004
Insurance Company	$45,719	$2,163,826	$741,706	$1,010,692	$59,073	$645,230	$222,323	$67,138	$1,105,519
Agency					3,559			91,617
Other Operations					1,236			1,416
Corporate					1,017			7,874

Total	$45,719	$2,163,826	$741,706	$1,010,692	$64,885	$645,230	$222,323	$168,045	$1,105,519

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC.

REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to Other	Other		Amount
	Primary Amount	Companies	Companies	Net Amount	Assumed to Net

Year ended December 31, 2006
Life insurance in force	$1,371,637	$374,753	$—	$996,884	—%

Earned premium:
Property and liability insurance	$1,246,650	$408,632	$255,303	$1,093,321	23%
Accident and health insurance	543,986	30,614	102,496	615,868	17%

Total	$1,790,636	$439,246	$357,799	$1,709,189	21%

Year ended December 31, 2005
Life insurance in force	$1,359,529	$404,228	$—	$955,301	—%

Earned premium:
Property and liability insurance	$1,116,713	$546,275	$266,651	$837,089	32%
Accident and health insurance	577,733	71,127	26,293	532,899	5%

Total	$1,694,446	$617,402	$292,944	$1,369,988	21%

Year ended December 31, 2004
Life insurance in force	$1,498,559	$435,808	$—	$1,062,751	—%

Earned premium:
Property and liability insurance	$968,444	$615,780	$274,124	$626,788	44%
Accident and health insurance	589,362	233,830	28,372	383,904	7%

Total	$1,557,806	$849,610	$302,496	$1,010,692	30%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2006	2005	2004

Reserve for uncollectible reinsurance:
Balance at beginning of year	$12,141	$20,425	$14,991
Provision charged to expense	5,649	5,750	6,616
Reclassification to indemnification liability	—	(9,000)	—
Amounts written off	(2,907)	(5,034)	(1,182)

Balance at end of year	$14,883	$12,141	$20,425

Allowance for doubtful accounts:
Balance at beginning of year	$7,394	$4,911	$2,549
Acquisition of subsidiaries	—	—	1,931
Provision charged to expense	576	1,917	546
Amounts (written off) recovered and other	(1,456)	566	(115)

Balance at end of year	$6,514	$7,394	$4,911

INDEX TO EXHIBITS

(Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.)

Exhibit
Number

A3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
B3	.2	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C4	.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
C4	.3	—	First Supplemental Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to 2.00% Convertible Notes Due 2021.
D4	.4	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
E4	.5	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
F4	.6	—	Third Supplemental Indenture dated November 23, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 2.00% Convertible Notes Due 2021.
G10	.1	—	Loan Agreement ($200,000,000 Revolving Loan Facility) dated November 24, 2004 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Southwest Bank of Texas, N.A.; Citibank, N.A.; Royal Bank of Scotland and Bank of New York.
H10	.2	—	First Amendment to Loan Agreement dated as of December 19, 2006 by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association, Citibank, N.A., Wachovia Bank, National Association, Royal Bank of Scotland, Amegy Bank National Association and Bank of New York.
I10	.3	—	Master Agreement dated August 3, 2006 by and among Allianz Life Insurance Company of North America, Allianz Life Insurance Company of New York and HCC Life Insurance Company.
J10	.4	—	HCC Insurance Holdings, Inc. 1995 Flexible Incentive Plan, as amended and restated.
J10	.5	—	HCC Insurance Holdings, Inc. 1997 Flexible Incentive Plan, as amended and restated.
J10	.6	—	HCC Insurance Holdings, Inc. 1996 Nonemployee Director Stock Option Plan, as amended and restated.
K10	.7	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
L10	.8	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
M10	.9	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
F10	.10	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
F10	.11	—	Amended and Restated Employment Agreement effective at November 10, 2004, between HCC Insurance Holdings, Inc. and Stephen L. Way.
N10	.12	—	HCC Insurance Holdings, Inc. nonqualified deferred compensation plan for Stephen L. Way effective January 1, 2003.
I10	.13	—	Employment Agreement effective March 23, 2006 between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
O10	.14	—	Employment Agreement effective at March 1, 2005, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
L10	.15	—	Employment Agreement effective at June 3, 2002, between HCC Insurance Holdings, Inc. and Michael J. Schell.
P10	.16	—	Employment Agreement effective at January 1, 2002, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.

Exhibit
Number

Q10	.17	—	First Amendment to Employment Agreement effective as of April 15, 2006 between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
I10	.18	—	Employment Agreement effective as of April 1, 2006 between HCC Insurance Holdings, Inc. and Christopher L. Martin.
R10	.19	—	Consulting Agreement and Resignation effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
10.20		—	Amendment No. 1 to Consulting Agreement and Resignation effective as of February 21, 2007 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
S10	.21	—	Separation Agreement and Release effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Christopher L. Martin.
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 28, 2007.
24		—	Powers of Attorney.
31.1		—	Certification by Chief Executive Officer.
31.2		—	Certification by Chief Financial Officer.
32.1		—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2004.

G	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed December 1, 2004.

H	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 19, 2006.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2006.

J	Incorporated by reference to Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 1999.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2002.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

N	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2003.

O	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2005.

P	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2001.

Q	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 10, 2006.

R	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 17, 2006.

S	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 28, 2006.