Form 10-Q
period 2007-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2007-05-10
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended March 31, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to
Commission file number 001-13790
HCC Insurance Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)
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
On April 30, 2007, there were approximately 112.1 million shares of common stock, $1.00 par value issued and outstanding.

HCC INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS
This report on Form 10-Q contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this Report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as growth of our business and operations, business strategy, competitive strengths, goals, plans, future capital expenditures, and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	our ability to receive dividends from our insurance company subsidiaries in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems, which could adversely affect our business;

•	impairment of goodwill;

•	developments in the SEC’s inquiry related to our past stock option granting procedures;

•	litigation related to our past stock option granting procedures; and

•	change of control.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	March 31,	December 31,
	2007	2006
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2007 - $3,298,475; 2006 - $3,008,818)	$3,298,657	$3,007,193
Short-term investments, at cost, which approximates fair value	682,041	714,685
Other investments, at fair value (cost: 2007 - $175,186; 2006 - $183,450)	202,358	206,117

Total investments	4,183,056	3,927,995
Cash	42,492	48,290
Restricted cash and cash investments	171,159	176,424
Premium, claims and other receivables	771,462	864,705
Reinsurance recoverables	1,058,667	1,169,934
Ceded unearned premium	224,235	226,125
Ceded life and annuity benefits	70,133	70,923
Deferred policy acquisition costs	185,202	182,410
Goodwill	742,607	742,677
Other assets	183,079	220,649

Total assets	$7,632,092	$7,630,132

LIABILITIES

Loss and loss adjustment expense payable	$3,113,496	$3,097,051
Life and annuity policy benefits	70,133	70,923
Reinsurance balances payable	114,480	122,805
Unearned premium	917,728	920,350
Deferred ceding commissions	64,946	64,949
Premium and claims payable	554,272	646,224
Notes payable	298,281	308,887
Accounts payable and accrued liabilities	366,307	356,140

Total liabilities	5,499,643	5,587,329

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2007 – 112,078; 2006 – 111,731)	112,078	111,731
Additional paid-in capital	808,100	798,213
Retained earnings	1,183,691	1,098,887
Accumulated other comprehensive income	28,580	33,972

Total shareholders’ equity	2,132,449	2,042,803

Total liabilities and shareholders’ equity	$7,632,092	$7,630,132

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Three months ended March 31,
	2007	2006
REVENUE

Net earned premium	$497,600	$380,571
Fee and commission income	32,125	31,669
Net investment income	49,467	36,581
Net realized investment loss	(555)	(1,298)
Other operating income	18,585	18,750

Total revenue	597,222	466,273

EXPENSE

Loss and loss adjustment expense, net	300,472	222,067
Policy acquisition costs, net	89,099	76,232
Other operating expense	57,641	47,333
Interest expense	3,303	2,154

Total expense	450,515	347,786

Earnings before income tax expense	146,707	118,487
Income tax expense	50,017	39,345

Net earnings	$96,690	$79,142

Basic earnings per share data:

Net earnings per share	$0.86	$0.71

Weighted average shares outstanding	111,959	111,014

Diluted earnings per share data:

Net earnings per share	$0.83	$0.68

Weighted average shares outstanding	117,009	116,896

Cash dividends declared, per share	$0.100	$0.075

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Three months ended March 31, 2007
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2006	$111,731	$798,213	$1,098,887	$33,972	$2,042,803

Cumulative effect of accounting change (adoption of FIN 48)	—	—	(678)	—	(678)

Net earnings	—	—	96,690	—	96,690

Other comprehensive loss	—	—	—	(5,392)	(5,392)

Comprehensive income					91,298

Issuance of 347 shares for exercise of options, including tax benefit of $1,571	347	7,693	—	—	8,040

Stock-based compensation	—	2,194	—	—	2,194

Cash dividends declared, $0.10 per share	—	—	(11,208)	—	(11,208)

Balance at March 31, 2007	$112,078	$808,100	$1,183,691	$28,580	$2,132,449

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$96,690	$79,142
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	87,166	44,362
Change in reinsurance recoverables	111,267	12,632
Change in ceded unearned premium	1,890	(114)
Change in loss and loss adjustment expense payable	16,445	23,775
Change in reinsurance balances payable	(8,325)	(27,057)
Change in unearned premium	(2,622)	18,266
Change in premium and claims payable, net of restricted cash	(86,687)	(30,318)
Change in trading portfolio	10,958	(47,994)
Depreciation and amortization expense	3,736	3,825
Stock-based compensation expense	2,211	2,703
Other, net	(2,418)	(1,131)

Cash provided by operating activities	230,311	78,091

Cash flows from investing activities:
Sales of fixed income securities	28,483	65,654
Maturity or call of fixed income securities	70,148	59,226
Cost of securities acquired	(367,195)	(471,614)
Change in short-term investments	24,857	246,750
Sale of strategic investments	22,950	17,363
Payments for purchase of subsidiaries, net of cash received	(5,917)	(24,000)
Other, net	(2,168)	(2,047)

Cash used by investing activities	(228,842)	(108,668)

Cash flows from financing activities:
Issuance of notes payable	11,000	11,000
Payments on notes payable	(11,339)	(11,107)
Sale of common stock	8,040	7,638
Dividends paid	(11,173)	(8,310)
Other, net	(3,795)	8,532

Cash provided (used) by financing activities	(7,267)	7,753

Net decrease in cash	(5,798)	(22,824)

Cash at beginning of period	48,290	73,935

Cash at end of period	$42,492	$51,111

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2006 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

We completed several acquisitions during 2006. The results of operations of the acquired entities are included in our condensed consolidated financial statements beginning on the effective date of each acquisition. Thus, our condensed consolidated statements of earnings and cash flows for the three months ended March 31, 2007 and 2006 do not contain any operations of the entities acquired in 2006 prior to their acquisition date.

Acquisition

On October 2, 2006, we acquired the Health Products Division of Allianz Life Insurance Company of North America (the Health Products Division), which primarily specializes in medical stop-loss insurance for self-insured corporations and groups, in a purchase business combination for $140.0 million in cash. In addition, we assumed the Health Products Division’s outstanding loss reserves totaling $149.7 million and net miscellaneous other liabilities of $0.4 million, for which Allianz paid us cash. We valued all identifiable assets and liabilities at fair value, including discounting the loss reserves by $2.9 million, and allocated $137.2 million to goodwill in our initial purchase price allocation. During the first quarter of 2007, we completed our purchase price allocation and determined there are no separately identifiable intangible assets that are not subsumed into goodwill, resulting in no change to the original goodwill amount.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following table summarizes the estimated fair value of assets acquired and liabilities assumed at the date of acquisition, based on our finalization of the purchase price allocation.

Premium, claims and other receivables	$6,372
Goodwill	137,154
Other assets	280

Total assets acquired	143,806

Loss and loss adjustment expense payable	146,811
Reinsurance balances payable	746
Premium and claims payable	4,375
Accounts payable and accrued liabilities	1,961

Total liabilities assumed	153,893

Net liabilities assumed	$10,087

Income Tax
For the three months ended March 31, 2007 and 2006, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.
Stock-Based Compensation
In the first quarter of 2007, we granted options for the purchase of 2.1 million shares of our common stock at $31.11 per share. The aggregate fair value of options granted was $14.1 million, which will be expensed over a vesting period of four to five years.
2006 Stock Option Matter
We incurred $2.8 million of expense in the first quarter of 2007 for professional services, consulting fees and other related charges for ongoing issues associated with our 2006 stock option matter. During the first quarter, we paid our employees’ personal tax liabilities under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We are awaiting a response to a no-action request letter we sent to the Securities and Exchange Commission (SEC) relating to our plan to reprice certain employees’ unexercised discounted options and reimburse them for their lost spread. The estimated cost to reimburse employees was accrued at December 31, 2006. We expect to complete this plan before December 31, 2007. During the first quarter of 2007, we collected the $6.1 million of receivables due from certain terminated executives related to the 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Recent Accounting Changes
FIN 48
FIN No. 48, Accounting for Uncertainty in Income Taxes, issued by the Financial Accounting Standards Board (FASB) in 2006, became effective January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions. Under FIN 48, a company may only recognize the tax benefit from an uncertain tax position if it is more-likely-than-not the tax position will be sustained upon examination by the tax authority. To adopt FIN 48, a company must recognize a tax liability related to the uncertain tax positions, to the extent the liability is not already recorded. The cumulative effect of the accounting change is reflected as a reduction of beginning retained earnings on the date of adoption.
On January 1, 2007, the date we adopted FIN 48, our gross tax benefits related to uncertain tax positions totaled $9.9 million and related potential interest totaled $1.4 million, for which we had previously recorded $9.9 million of gross tax liabilities on unrecognized tax benefits. To adopt FIN 48 and record the additional required tax and interest liabilities, we reduced beginning retained earnings by $0.7 million, primarily for potential interest net of the related Federal tax benefit. Subsequent to adoption, we will recognize any potential interest in interest expense and any potential penalties in other operating expense, consistent with our prior classification of such expenses. In addition, changes in the recognition or amount of our uncertain tax positions generally will be reflected as a component of income tax expense.
Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the next twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for 2003 and forward and by major foreign tax jurisdictions for 2000 and forward.
SFAS 157 and 159
The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits a company to choose to measure eligible financial assets and liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing what impact SFAS 157 will have on our consolidated financial statements and whether we will adopt SFAS 159.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(2)	REINSURANCE

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended March 31, 2007

Primary business	$458,502	$485,370	$287,451
Reinsurance assumed	140,599	116,473	62,997
Reinsurance ceded	(102,136)	(104,243)	(49,976)

Net amounts	$496,965	$497,600	$300,472

Three months ended March 31, 2006

Primary business	$410,191	$422,510	$227,250
Reinsurance assumed	95,867	70,880	45,791
Reinsurance ceded	(113,007)	(112,819)	(50,974)

Net amounts	$393,051	$380,571	$222,067

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $11.2 million in 2007 and $10.0 million in 2006.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31,	December 31,
	2007	2006
Commutation receivable	$—	$100,000
Reinsurance recoverable on paid losses	97,073	96,727
Reinsurance recoverable on outstanding losses	511,587	529,562
Reinsurance recoverable on incurred but not reported losses	465,392	458,528
Reserve for uncollectible reinsurance	(15,385)	(14,883)

Total reinsurance recoverables	$1,058,667	$1,169,934

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
We limit the liquidity exposure related to our reinsurance recoverables by holding funds, letters of credit or other security, such that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. Additionally, our U.S. domiciled insurance companies require certain reinsurers (those not authorized by the insurance company’s state of domicile) to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	March 31,	December 31,
	2007	2006
Payables to reinsurers	$286,260	$268,079
Letters of credit	293,626	326,204
Cash deposits	59,586	61,002

Total credits	$639,472	$655,285

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2007	2006
Loss and loss adjustment expense payable	$3,113,496	$3,097,051
Reinsurance recoverable on outstanding losses	(511,587)	(529,562)
Reinsurance recoverable on incurred but not reported losses	(465,392)	(458,528)

Net reserves	$2,136,517	$2,108,961

Unearned premium	$917,728	$920,350
Ceded unearned premium	(224,235)	(226,125)

Net unearned premium	$693,493	$694,225

Deferred policy acquisition costs	$185,202	$182,410
Deferred ceding commissions	(64,946)	(64,949)

Net deferred policy acquisition costs	$120,256	$117,461

(3)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Three months ended March 31,
	2007	2006
Net earnings	$96,690	$79,142

Weighted average common shares outstanding	111,959	111,014
Dilutive effect of outstanding options (determined using the treasury stock method)	1,008	1,528
Dilutive effect of convertible debt (determined using the treasury stock method)	4,042	4,354

Weighted average common shares and potential common shares outstanding	117,009	116,896

Anti-dilutive stock options not included in treasury stock method computation	2,229	2,563

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(4)	SEGMENT AND GEOGRAPHIC INFORMATION

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after corporate expense allocations, interest expense on debt incurred at the purchase date, and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment since it is not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated. Effective April 1, 2006, we consolidated our London underwriting agency (agency segment) into HCC International Insurance Company (insurance company segment).

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2007

Revenue:
Domestic	$458,760	$14,957	$18,276	$397	$492,390
Foreign	94,809	10,023	—	—	104,832
Inter-segment	—	13,986	—	—	13,986

Total segment revenue	$553,569	$38,966	$18,276	$397	611,208

Inter-segment eliminations					(13,986)

Consolidated total revenue					$597,222

Net earnings (loss):
Domestic	$66,795	$4,704	$11,379	$(6,085)	$76,793
Foreign	17,381	221	—	—	17,602

Total segment net earnings (loss)	$84,176	$4,925	$11,379	$(6,085)	94,395

Inter-segment eliminations					2,295

Consolidated net earnings					$96,690

Other items:
Net investment income	$45,765	$2,438	$987	$277	$49,467
Depreciation and amortization	1,179	1,746	112	699	3,736
Interest expense	464	2,765	30	44	3,303
Capital expenditures	1,028	654	—	486	2,168

Income tax expense (benefit)	40,081	4,472	6,490	(2,537)	48,506
Inter-segment eliminations					1,511

Consolidated income tax expense					$50,017

During 2007, the corporate segment incurred after-tax expense of $1.5 million for SFAS 123(R) and $1.8 million for issues related to our 2006 stock option matter.

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

During 2006, the corporate segment incurred after-tax expense of $1.9 million for SFAS 123(R).

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2007	2006
Diversified financial products	$192,514	$169,112
Group life, accident and health	192,416	127,761
Aviation	39,344	33,197
London market account	33,896	21,928
Other specialty lines	39,738	28,640
Discontinued lines	(308)	(67)

Net earned premium	$497,600	$380,571

Property and casualty	$27,475	$25,407
Accident and health	4,650	6,262

Fee and commission income	$32,125	$31,669

(5)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Three months ended March 31,
	2007	2006
Cash received from commutations	$101,040	$—
Income taxes paid	10,385	16,038
Interest paid	3,318	2,935
Comprehensive income	91,298	62,622
(6)	COMMITMENTS AND CONTINGENCIES

2006 Stock Option Matter

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions as a result thereof. The SEC commenced an inquiry upon notification by us of the initiation of our investigation. In this connection, we received document requests from the SEC, and the SEC has been reviewing the work of the independent investigation. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.

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
The following lawsuits related to our 2006 stock option matter have been filed:
Civil Action No. 07-456; Bacas, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division; and Civil Action No. 07-709, Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division (we refer to these actions collectively as the “Bacas suits”). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in these putative derivative actions. These actions purport to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006. The complaints purport to allege causes of action for accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Section 14(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. These actions are now consolidated into a single action and the consolidated complaint is due to be filed in May 2007. We have not yet responded to the complaints.
Civil Action No. 07-1084; Intermountain Ironworkers Trust Fund, derivatively and on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on March 30, 2007. We are named as a nominal defendant in this putative derivative action. The complaint asserts similar factual allegations and legal claims as asserted in the Bacas suits and seeks similar relief and remedies as sought in that action. On April 11, 2007, the Intermountain Ironworkers Trust Fund filed a motion seeking to consolidate this action with the Bacas action. We have not yet responded to the complaint.
Civil Action No. 07-550; International Brotherhood of Electrical Workers Local 98 Pension Fund, derivatively on behalf of nominal defendant HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on February 8, 2007 and dismissed on March 29, 2007.
Civil Action No. 07-0801; Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.; In the United States District Court for the Southern District of Texas, Houston Division (we refer to this action as the “Bristol County action”). The Bristol County action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The action purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff also purports to assert a claim for violation of Section 14(a) of the Securities Exchange Act and Rules 14a-1 and 14a-9 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. We have not yet responded to the complaint.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the buyers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest indemnification expires on December 31, 2009.
We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of March 31, 2007, we have recorded a liability of $17.2 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and may be required to indemnify our current and former Directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is received. In 2006 and 2007, we expensed $1.6 million of attorneys’ fees incurred by current and former Directors and officers who claimed the right to indemnity in conjunction with our 2006 stock option matter. It is not possible to determine the maximum potential impact on our consolidated net earnings, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.
Revolving Loan Facility
In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable warranties and loan covenants than our prior facility and, at our option, the amount available under the facility may be increased to an aggregate of $700.0 million. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.5 billion at March 31, 2007. We earned $96.7 million or $0.83 per diluted share in the first quarter of 2007, compared to $79.1 million or $0.68 per diluted share in 2006. Shareholders’ equity increased by 21% from a year ago to $2.1 billion at March 31, 2007, principally due to net earnings.
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
We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations and 5) other operating income. We produced $597.2 million of revenue in the first quarter of 2007, an increase of 28% over the first quarter of 2006, primarily from higher net earned premium from recent acquisitions, organic growth and increased retentions, as well as increased investment income.
During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.
Our 2006 acquisitions are listed below. Net earnings and cash flows from each acquired business are included in our operations beginning on the effective date of each transaction.

Effective date
Company	Segment	acquired
Health Products Division of
Allianz Life Insurance Company	Insurance company	October 2, 2006
G.B. Kenrick & Associates, Inc.	Agency	July 1, 2006
Novia Underwriters, Inc.	Agency	June 30, 2006
The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to first quarter 2007 compared to first quarter 2006, unless otherwise noted.

Results of Operations
Net earnings increased 22% to $96.7 million ($0.83 per diluted share) in 2007 from $79.1 million ($0.68 per diluted share) in 2006. Growth in underwriting profits and net investment income generated the increase in 2007 earnings.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2007	2006
Net earned premium	83.3%	81.7%
Fee and commission income	5.4	6.8
Net investment income	8.3	7.8
Net realized investment loss	(0.1)	(0.3)
Other operating income	3.1	4.0

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	50.3	47.6
Policy acquisition costs, net	14.9	16.3
Other operating expense	9.7	10.2
Interest expense	0.5	0.5

Earnings before income tax expense	24.6	25.4
Income tax expense	8.4	8.4

Net earnings	16.2%	17.0%

Total revenue increased 28% to $597.2 million in 2007, driven by significant growth in net earned premium and investment income. Approximately 53% of the increase in revenue in 2007 was due to the acquisition of businesses. We expect total revenue to continue to grow throughout 2007.
Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth in certain lines of business and from acquisitions. Increased retentions also contributed to the growth in net written and earned premiums. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2007	2006
Gross written premium	$599,101	$506,058

Net written premium	496,965	393,051

Net earned premium	497,600	380,571

Fee and commission income was flat in 2007. The table below shows the source of our fee and commission income.

	Three months ended March 31,
	2007	2006
Agencies	$23,356	$23,061
Insurance companies	8,769	8,608

Fee and commission income	$32,125	$31,669

The sources of net investment income are detailed below.

	Three months ended March 31,
	2007	2006
Fixed income securities	$34,007	$24,305
Short-term investments	9,673	7,540
Other investments	7,520	6,412

Total investment income	51,200	38,257
Investment expense	(1,733)	(1,676)

Net investment income	$49,467	$36,581

Net investment income increased 35% in 2007. This increase was primarily due to higher investment assets, which increased 24% to $4.2 billion at March 31, 2007 compared to $3.4 billion at March 31, 2006, and higher interest rates. The growth in investment assets resulted from: 1) cash flow from operations, 2) higher retentions, 3) commutations of reinsurance recoverables in late 2006, and 4) the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Average yields on our short-term investments increased from 4.2% in 2006 to 5.5% in 2007 and our long-term tax equivalent yield increased from 5.0% in 2006 to 5.3% in 2007. We continue to invest our funds primarily in fixed income securities, with a weighted average duration of 4.7 years at March 31, 2007. We expect investment assets to continue to increase in 2007, consistent with our anticipated growth in revenue and earnings.
At March 31, 2007, our unrealized gain on fixed income securities was $0.2 million, compared to an unrealized loss of $1.6 million at December 31, 2006, due to fluctuations in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized loss on our fixed income securities at April 30, 2007 was $1.4 million.
Information about our portfolio of fixed income securities is as follows:

	Three months ended March 31,
	2007	2006
Average yield	4.4%	4.1%
Average tax equivalent yield	5.3%	5.0%
Weighted average maturity	6.9 years	7.8 years
Weighted average duration	4.7 years	5.0 years

Other operating income in 2007 was flat compared to 2006. The gain from sale of our strategic investments primarily resulted from the sale of a strategic investment that we liquidated during 2006 and 2007. In April 2007, we sold all remaining shares of this investment. We also liquidated the majority of our trading portfolio in the fourth quarter of 2006. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of our other operating income.

	Three months ended March 31,
	2007	2006
Strategic investments	$11,659	$12,205
Trading securities	2,181	4,686
Financial instruments	1,187	823
Other	3,558	1,036

Other operating income	$18,585	$18,750

Loss and loss adjustment expense increased 35% and policy acquisition costs increased 17% in 2007, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense increased 22% in 2007. The increase primarily related to compensation and other operating expenses of subsidiaries acquired in the second half of 2006 and $2.8 million of professional fees and legal costs in the first quarter of 2007 related to our 2006 stock option matter. We had 1,632 employees at March 31, 2007 compared to 1,458 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was 34.1% for 2007, compared to 33.2% for 2006. The higher effective rate primarily relates to a decline in tax-exempt income as a percentage of our overall pretax income, the tax gain on the sale of a strategic investment greater than the book gain, and the effect of our uncertain tax positions under FIN 48 during the first quarter of 2007.
At March 31, 2007, book value per share was $19.03, up from $18.28 at December 31, 2006. Total assets were $7.6 billion and shareholders’ equity was $2.1 billion, compared to $7.6 billion and $2.0 billion, respectively, at December 31, 2006.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 40% to $84.2 million in 2007 compared to $60.1 million in 2006. The growth in segment net earnings was driven by: 1) greater underwriting profits, 2) the operations of acquired subsidiaries, 3) increased investment income and 4) increased retentions, which resulted in higher earned premium. In October 2006, we acquired the Health Products Division, which generated $64.0 million of net written premium in 2007. Effective April 1, 2006, we consolidated our London underwriting agency into an insurance company; all operations after those dates have been reported in our insurance company segment. Even though there is some pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in 2007.

Premium
Gross written premium increased 18% to $599.1 million in 2007, primarily from the Health Products Division acquisition. We expect gross written premium to continue to grow in 2007. Net written premium increased 26% to $497.0 million and net earned premium increased 31% to $497.6 million in 2007. These increases were primarily due to higher gross written premium and the mix of business due to increased premium in lines where we had greater retentions. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased to 83% in 2007 from 78% in 2006. Net written and net earned premium are expected to continue to grow in 2007.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Three months ended March 31, 2007

Diversified financial products	$212,253	$171,792	81%	$192,514
Group life, accident and health	202,906	192,426	95	192,416
Aviation	51,663	39,603	77	39,344
London market account	68,135	45,132	66	33,896
Other specialty lines	64,495	48,321	75	39,738
Discontinued lines	(351)	(309)	nm	(308)

Totals	$599,101	$496,965	83%	$497,600

Three months ended March 31, 2006

Diversified financial products	$197,246	$161,645	82%	$169,112
Group life, accident and health	134,154	129,443	96	127,761
Aviation	56,234	35,425	63	33,197
London market account	74,507	38,723	52	21,928
Other specialty lines	43,889	27,900	64	28,640
Discontinued lines	28	(85)	nm	(67)

Totals	$506,058	$393,051	78%	$380,571

nm — Not meaningful comparison
The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — The growth in our gross written premium in 2007 resulted principally from organic growth in our surety and credit businesses, where pricing is stable and competition is reasonable. Gross written premium declined slightly in our directors’ and officers’ liability business, as we chose to write less business in foreign markets due to strong pricing competition. Premium volume in our other major products was stable, although pricing for these products is down slightly. The growth in net written and net earned premium was due to increased gross written premium.

•	Group life, accident and health — Gross written, net written and net earned premium of our medical stop-loss product increased $64.0 million in 2007 from the acquisition of the Health Products Division. We retain all of our medical stop-loss business because the business is non-volatile and has very little catastrophe exposure. Profit margins remain at acceptable levels despite competition from the fully insured market.

•	Aviation — Our domestic aviation business is stable, while gross written premium of our international business has declined. We have exercised underwriting discipline and written less international business due to competition and resultant pressure on pricing. However, margins on decreased premium volume are still acceptable. Retention increased as a result of a reduction in proportional reinsurance.

•	London market account — Gross written premium decreased in 2007 due to lower energy and property writings, as we wrote less business in a more competitive market. Premium rates are down slightly. We reduced our aggregate property exposure in Florida and other hurricane-exposed onshore areas in 2006 compared to 2005, and we are maintaining the reduced exposure in 2007. Additionally, due to tightening of policy terms and conditions, our energy catastrophe exposure was significantly reduced in 2006 and continues as such in 2007. Net written premium and net earned premium increased due to higher retentions.

•	Other specialty lines — We experienced growth in our other specialty lines of business from increased writings in several products and from an acquisition. Net written premium and net earned premium increased due to higher gross written premium and retentions. Rates in this line have been relatively stable.
Losses and Loss Adjustment Expenses
Our net adverse development relating to prior year losses included in net incurred loss and loss adjustment expense was $0.2 million in 2007 and $4.1 million in 2006. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.
Our gross loss ratio was 58.2% in 2007 and 55.3% in 2006, increasing primarily due to expected higher losses related to the business acquired in the Health Products Division acquisition. The following table provides comparative net loss ratios by line of business.

	Three months ended March 31,
	2007		2006
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products	$192,514	45.5%	$169,112	50.8%
Group life, accident and health	192,416	75.5	127,761	69.7
Aviation	39,344	50.1	33,197	54.3
London market account	33,896	57.3	21,928	48.1
Other specialty lines	39,738	69.8	28,640	63.9
Discontinued lines	(308)	nm	(67)	nm

Totals	$497,600	60.4%	$380,571	58.4%

Expense ratio		23.6		27.1

Combined ratio		84.0%		85.5%

nm – Not meaningful comparison
The change in net loss ratios between years resulted principally from the following factors:
•	Diversified financial products — The decrease in the loss ratio was due to better underwriting results for certain business written in 2006 compared to business written in 2005. Additionally, our surety business, which has a lower loss ratio than other business in this line, is growing and reducing the overall loss ratio.

•	Group life, accident and health — The net loss ratio was higher in 2007 due to the expected higher loss ratio related to the business acquired in the Health Products Division acquisition. Over time, as this business is re-underwritten, we expect its loss ratio will decline to the level of our existing medical stop-loss business.

•	Aviation and London market account — The lower loss ratio for aviation and the higher loss ratio for the London market account were due to positive and negative adjustments in reserves, respectively, as a result of our settlement, in the first quarter of 2007, of litigation related to a reinsurer that became insolvent in 1999. These 2007 adjustments decreased the aviation loss ratio by 10.1 percentage points and increased the London market account loss ratio by 7.9 percentage points. These adjustments, together with other smaller adjustments related to this settlement that affected the group life, accident and health and discontinued lines, had a minimal impact on our consolidated incurred losses.

•	Other specialty lines — The increase relates to losses in our marine line of business.
Our net paid loss ratios were 54.8% in 2007 and 46.1% in 2006. The paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The increase was due to payment of claims related to the acquired Health Products Division business.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $89.1 million in the first quarter of 2007 from $76.2 million in the first quarter of 2006, due to growth in net earned premium. Policy acquisition costs as a percentage of net earned premium decreased to 17.9% in 2007 from 20.0% in 2006, principally due to lower commission costs on business written in 2006 and earned in 2007, than on business written in 2005 and earned in 2006. The GAAP expense ratio of 23.6% in 2007 decreased in comparison to 27.1% in 2006 for the same reason.
Agency Segment
Revenue from our agency segment decreased to $39.0 million in 2007 from $42.7 million in 2006, primarily due to consolidation of our London underwriting agency into one of our life insurance companies, effective April 1, 2006, and a reduction of business produced in certain lines, partially offset by business from a company acquired in 2006. Segment net earnings decreased in 2007 to $4.9 million from $8.9 million in 2006, due to the consolidation and the reduced revenue, combined with the fact that the majority of this segment’s operating costs are fixed.
Other Operations Segment
Revenue and net earnings from our other operations segment decreased to $18.3 million and $11.4 million, respectively, in 2007 from $19.8 million and $13.0 million, respectively, in 2006 primarily due to lower income from strategic investments and trading securities. We liquidated the majority of our trading portfolio in the fourth quarter of 2006. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations and activity in the trading portfolio. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions, 3) commutations of selected reinsurance agreements and 4) expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.

The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2007	2006
Net earnings	$96,690	$79,142
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(7,846)	(13,013)
Change in unearned premium, net	(732)	18,152
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	127,712	36,407
Change in trading portfolio	10,958	(47,994)
Other, net	3,529	5,397

Cash provided by operating activities	$230,311	$78,091

Cash provided by operating activities increased $152.2 million in 2007. Cash received from commutations, included in cash provided by operating activities, totaled $101.0 million in 2007. Excluding commutations, cash provided by operating activities increased $51.2 million in 2007, mainly from changes in our trading portfolio as it was liquidated.
Our combined cash and investment portfolio increased by $249.3 million during 2007 to a total of $4.2 billion at March 31, 2007. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Our debt to total capital ratio was 12.3% at March 31, 2007 and 13.1% at December 31, 2006.
In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable warranties and loan covenants than our prior facility and, at our option, the amount available under the facility may be increased to an aggregate of $700.0 million. We had no borrowings at March 31, 2007.
As a result of our common stock trading at specified price levels in the first quarter of 2007, holders may elect to surrender our 1.30% Convertible Notes and 2.00% Convertible Exchange Notes (Notes) in the second quarter for cash equal to the principal amount of the Notes ($296.9 million at March 31, 2007) and common stock for the value of the conversion premium. We expect to use the Revolving Loan Facility to fund any Notes surrendered in the second quarter. Historical surrenders have been minimal. Assuming an average price of $31.00 for our stock, we would issue approximately 4.0 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share in all periods. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.
We have filed a “Universal Shelf” registration statement with the SEC that provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities or a combination thereof. As a result of certain delayed filings in 2006, we are ineligible to register our securities on Form S-3 or use our Universal Shelf registration statement until January 2008. We may use Form S-1 to raise capital and borrow money utilizing public debt or to complete acquisitions of other companies, which could increase transaction costs and adversely impact our ability to raise capital and borrow money or complete acquisitions in a timely manner.
We believe that our operating cash flows, investments, Revolving Loan Facility and other sources of liquidity are sufficient to meet our operating needs for the foreseeable future.

2006 Stock Option Matter
In connection with a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an inquiry into our past option pricing practices. We have provided the results of our internal review and independent investigation to the SEC and we have responded to requests for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry, but it may result in additional professional fees including our advancement of attorneys’ fees incurred by our Directors, certain officers and certain former executives and Directors; may continue to occupy the time and attention of our management team; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
Issues related to our 2006 stock option matter have exposed us to greater risks associated with litigation. Publicity resulting from this litigation may materially adversely affect us, regardless of the cause or effect of the actions. Since December 31, 2006, four derivative actions have been filed naming a number of current and former officers and Directors as defendants, although one was dismissed. The Company is a nominal defendant. In addition, one class action has been filed against us and certain current and former officers and Directors. We cannot assure you about the outcome of these derivative and class action lawsuits or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to advance expenses in certain instances to current and former officers and Directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.
Related to the 2006 stock option matter, we have incurred $17.0 million of expense for professional services, consulting fees and other related charges, of which $2.8 million was incurred in the first quarter of 2007. During the first quarter, we paid our employees’ personal tax liabilities under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We are awaiting a response to a no-action request letter we sent to the Securities and Exchange Commission (SEC) relating to our plan to reprice certain employees’ unexercised discounted options and reimburse them for their lost spread. The estimated cost to reimburse employees was accrued at December 31, 2006. We expect to complete this plan before December 31, 2007. During the first quarter of 2007, we collected the $6.1 million of receivables due from certain terminated executives related to the 2006 stock option matter.
Recent Accounting Changes
FIN 48
FIN No. 48, Accounting for Uncertainty in Income Taxes, issued by the Financial Accounting Standards Board (FASB) in 2006, became effective January 1, 2007. FIN 48 clarifies the accounting for uncertain income tax positions. Under FIN 48, a company may only recognize the tax benefit from an uncertain tax position if it is more-likely-than-not the tax position will be sustained upon examination by the tax authority. To adopt FIN 48, a company must recognize a tax liability related to the uncertain tax positions, to the extent the liability is not already recorded. The cumulative effect of the accounting change is reflected as a reduction of beginning retained earnings on the date of adoption.
On January 1, 2007, the date we adopted FIN 48, our gross tax benefits related to uncertain tax positions totaled $9.9 million and related potential interest totaled $1.4 million, for which we had previously recorded $9.9 million of gross tax liabilities on unrecognized tax benefits. To adopt FIN 48 and record the additional required tax and interest liabilities, we reduced beginning retained earnings by $0.7 million, primarily for potential interest net of the related Federal tax benefit. Subsequent to adoption, we will recognize any potential interest in interest expense and any potential penalties in other operating expense, consistent with our prior classification of such expenses.

In addition, changes in the recognition or amount of our uncertain tax positions generally will be reflected as a component of income tax expense.
Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the next twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for 2003 and forward and by major foreign tax jurisdictions for 2000 and forward.
SFAS 157 and 159
The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits a company to choose to measure eligible financial assets and liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing what impact SFAS 157 will have on our consolidated financial statements and whether we will adopt SFAS 159.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2006, except for our adoption of FIN No. 48, Accounting for Uncertainty in Income Taxes, effective January 1, 2007, as described in Recent Accounting Changes above.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) that are designed to ensure that required information is recorded, processed, summarized and reported within the required timeframe, as specified in rules set forth by the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), to allow timely decisions regarding required disclosures.
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2007.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions as a result thereof. The SEC commenced an inquiry upon notification by us of the initiation of our investigation. In this connection, we received document requests from the SEC, and the SEC has been reviewing the work of the independent investigation. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.
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
The following lawsuits related to our 2006 stock option matter have been filed:
Civil Action No. 07-456; Bacas, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division; and Civil Action No. 07-709, Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division (we refer to these actions collectively as the “Bacas suits”). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in these putative derivative actions. These actions purport to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006. The complaints purport to allege causes of action for accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Section 14(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. These actions are now consolidated into a single action and the consolidated complaint is due to be filed in May 2007. We have not yet responded to the complaints.
Civil Action No. 07-1084; Intermountain Ironworkers Trust Fund, derivatively and on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on March 30, 2007. We are named as a nominal defendant in this putative derivative action. The complaint asserts similar factual allegations and legal claims as asserted in the Bacas suits and seeks similar relief and remedies as sought in that action. On April 11, 2007, the Intermountain Ironworkers Trust Fund filed a motion seeking to consolidate this action with the Bacas action. We have not yet responded to the complaint.

Civil Action No. 07-550; International Brotherhood of Electrical Workers Local 98 Pension Fund, derivatively on behalf of nominal defendant HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on February 8, 2007 and dismissed on March 29, 2007.
Civil Action No. 07-0801; Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.; In the United States District Court for the Southern District of Texas, Houston Division (we refer to this action as the “Bristol County action”). The Bristol County action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. Plaintiff seeks to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The action purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff also purports to assert a claim for violation of Section 14(a) of the Securities Exchange Act and Rules 14a-1 and 14a-9 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. We have not yet responded to the complaint.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits
a. Exhibits
10.1	Employment Agreement effective as of December 1, 2005 between HCC Service Company (UK) Branch and Barry Cook

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)

May 9, 2007 (Date)	/s/ Frank J. Bramanti Frank J. Bramanti, Chief Executive Officer

May 9, 2007 (Date)	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr., Executive Vice President and Chief Financial Officer