Form 10-Q
period 2007-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2007-08-09
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended June 30, 2007.

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
On July 31, 2007, there were approximately 112.6 million shares of common stock, $1.00 par value issued and outstanding.

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
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	our ability to receive dividends from our insurance company subsidiaries in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems;

•	impairment of goodwill;

•	developments in the SEC’s inquiry related to our past stock option granting procedures;

•	litigation related to our past stock option granting procedures; and

•	change of control.
These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.
Our forward-looking statements speak only at the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Report may not occur.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	June 30,	December 31,
	2007	2006
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2007 - $3,454,272; 2006 - $3,008,818)	$3,401,787	$3,007,193
Short-term investments, at cost, which approximates fair value	732,912	714,685
Other investments, at fair value (cost: 2007 - $175,187; 2006 - $183,450)	214,812	206,117

Total investments	4,349,511	3,927,995
Cash	41,931	48,290
Restricted cash and cash investments	171,215	176,424
Premium, claims and other receivables	829,781	864,705
Reinsurance recoverables	1,075,313	1,169,934
Ceded unearned premium	247,374	226,125
Ceded life and annuity benefits	68,038	70,923
Deferred policy acquisition costs	197,375	182,410
Goodwill	743,239	742,677
Other assets	216,360	220,649

Total assets	$7,940,137	$7,630,132

LIABILITIES

Loss and loss adjustment expense payable	$3,202,988	$3,097,051
Life and annuity policy benefits	68,038	70,923
Reinsurance balances payable	121,932	122,805
Unearned premium	983,232	920,350
Deferred ceding commissions	71,496	64,949
Premium and claims payable	598,915	646,224
Notes payable	347,590	308,887
Accounts payable and accrued liabilities	350,769	356,140

Total liabilities	5,744,960	5,587,329

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2007 – 112,483; 2006 – 111,731)	112,483	111,731
Additional paid-in capital	820,272	798,213
Retained earnings	1,273,614	1,098,887
Accumulated other comprehensive income (loss)	(11,192)	33,972

Total shareholders’ equity	2,195,177	2,042,803

Total liabilities and shareholders’ equity	$7,940,137	$7,630,132

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
REVENUE

Net earned premium	$991,986	$783,891	$494,386	$403,320
Fee and commission income	63,261	65,547	31,136	33,878
Net investment income	98,164	72,754	48,697	36,173
Net realized investment loss	(624)	(1,497)	(69)	(199)
Other operating income	38,685	38,795	20,100	20,045

Total revenue	1,191,472	959,490	594,250	493,217

EXPENSE

Loss and loss adjustment expense, net	603,763	453,092	303,291	231,025
Policy acquisition costs, net	174,527	152,809	85,428	76,577
Other operating expense	111,108	97,002	53,467	49,669
Interest expense	4,399	4,437	1,096	2,283

Total expense	893,797	707,340	443,282	359,554

Earnings before income tax expense	297,675	252,150	150,968	133,663
Income tax expense	99,813	83,864	49,796	44,519

Net earnings	$197,862	$168,286	$101,172	$89,144

Basic earnings per share data:
Net earnings per share	$1.76	$1.51	$0.90	$0.80

Weighted average shares outstanding	112,117	111,117	112,273	111,218

Diluted earnings per share data:
Net earnings per share	$1.69	$1.44	$0.86	$0.76

Weighted average shares outstanding	117,381	116,885	117,728	116,860

Cash dividends declared, per share	$0.20	$0.175	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Six months ended June 30, 2007
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income (loss)	equity
Balance at December 31, 2006	$111,731	$798,213	$1,098,887	$33,972	$2,042,803
Cumulative effect of accounting change (adoption of FIN 48)	—	—	(678)	—	(678)
Net earnings	—	—	197,862	—	197,862
Other comprehensive loss	—	—	—	(45,164)	(45,164)

Comprehensive income					152,020
Issuance of 730 shares for exercise of options, including tax benefit of $2,517	730	15,692	—	—	16,422
Issuance of 22 shares to directors	22	695	—	—	717
Stock-based compensation	—	5,672	—	—	5,672
Cash dividends declared, $0.20 per share	—	—	(22,457)	—	(22,457)

Balance at June 30, 2007	$112,483	$820,272	$1,273,614	$(11,192)	$2,195,177

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings	$197,862	$168,286	$101,172	$89,144
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	30,041	(10,298)	(57,125)	(54,660)
Change in reinsurance recoverables	94,621	8,695	(16,646)	(3,937)
Change in ceded unearned premium	(21,249)	1,135	(23,139)	1,249
Change in loss and loss adjustment expense payable	105,937	104,721	89,492	80,946
Change in reinsurance balances payable	(873)	(22,706)	7,452	4,351
Change in unearned premium	62,882	103,079	65,504	84,813
Change in premium and claims payable, net of restricted cash	(42,100)	(17,222)	44,587	13,096
Change in trading portfolio	4,865	(84,491)	(6,093)	(36,497)
Depreciation and amortization expense	7,861	7,644	4,125	3,819
Stock-based compensation expense	6,389	6,090	4,178	3,387
Other, net	(45,936)	(4,992)	(43,518)	(3,861)

Cash provided by operating activities	400,300	259,941	169,989	181,850

Cash flows from investing activities:
Sales of fixed income securities	174,718	164,097	146,235	98,443
Maturity or call of fixed income securities	158,121	117,698	87,973	58,472
Cost of securities acquired	(736,873)	(791,385)	(369,678)	(319,771)
Change in short-term investments	(26,014)	218,856	(50,871)	(27,894)
Sale of strategic investment	39,816	17,363	16,866	—
Payments for purchase of subsidiaries, net of cash received	(51,681)	(37,457)	(45,764)	(13,457)
Other, net	(5,356)	(5,097)	(3,188)	(3,050)

Cash used by investing activities	(447,269)	(315,925)	(218,427)	(207,257)

Cash flows from financing activities:
Advances on line of credit	62,000	39,000	51,000	28,000
Payments on notes payable and line of credit	(12,887)	(11,249)	(1,548)	(142)
Sale of common stock	16,422	9,660	8,382	2,022
Dividends paid	(22,381)	(16,648)	(11,208)	(8,338)
Other	(2,544)	5,628	1,251	(2,904)

Cash provided by financing activities	40,610	26,391	47,877	18,638

Net decrease in cash	(6,359)	(29,593)	(561)	(6,769)
Cash at beginning of period	48,290	73,935	42,492	51,111

Cash at end of period	$41,931	$44,342	$41,931	$44,342

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers and agents. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability, surety and credit); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.

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

We completed an acquisition as of June 30, 2006 and two more in the second half of 2006. Our condensed consolidated statements of earnings and cash flows for the six months and three months ended June 30, 2006 do not contain any operations of the acquired entities.

Acquisition

On October 2, 2006, we acquired the Health Products Division of Allianz Life Insurance Company of North America (the Health Products Division) in a purchase business combination for $140.0 million. In addition, we assumed the Health Products Division’s outstanding loss reserves totaling $149.7 million and net miscellaneous other liabilities of $0.4 million. Allianz paid us the net amount of $10.1 million in cash. We acquired the Health Products Division to expand our medical stop-loss line and diversify our business by adding several new medical excess products; to add skilled underwriters and managers with extensive experience with medical stop-loss and medical excess products; to apply our unique synergies to the Health Products Division’s business to increase its profitability; and to strengthen our competitive position as a leader in the medical stop-loss and excess lines.

We expect the Health Products Division to generate a profit and positive cash flow due to the unique synergies (specialized systems, claims administration, operational focus and management expertise) our existing medical stop-loss business will contribute to the combined, post-acquisition business. For our purchase price allocation,

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
we assessed the value of these synergies, as well as the value of the assembled workforce. The value of these items was subsumed into goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. We valued all identifiable assets and liabilities at fair value, including discounting the loss reserves by $2.9 million. The following table summarizes the fair value of assets acquired and liabilities assumed and the resulting $137.2 million of goodwill:

Premium, claims and other receivables	$6,372
Goodwill	137,154
Other assets	280

Total assets acquired	143,806

Loss and loss adjustment expense payable	146,811
Reinsurance balances payable	746
Premium and claims payable	4,375
Accounts payable and accrued liabilities	1,961

Total liabilities assumed	153,893

Net cash received	$10,087

Income Tax

For the six months ended June 30, 2007 and 2006, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.

Stock-Based Compensation

During the second quarter of 2007, fully-vested common stock valued at $80,000 was granted to each non-management director as part of their annual compensation for serving on our Board of Directors. The number of shares granted to each director was based on the closing price on the grant date, which was either the day of the Annual Meeting of Shareholders or the day the director joined the Board, if later. The shares granted had an aggregate fair value of $0.7 million, which we recognized as compensation expense on the grant date.

In the second quarter of 2007, we granted options for the purchase of 475,000 shares of our common stock at $31.92 per share. In the first quarter of 2007, we granted options for the purchase of 2,050,750 shares of our common stock at $31.11 per share. The aggregate fair value of options granted in 2007 was $16.9 million, which will be expensed over a vesting period of three to five years.
2006 Stock Option Matter
We incurred $3.6 million of expense in 2007 for professional services, consulting fees and other related charges for ongoing issues associated with our 2006 stock option matter, which is described in more detail in Note 7 – Commitments and Contingencies. In order to maintain our excellent employee relations and treat our employees fairly, our Board of Directors decided to incur certain costs and reimburse employees for certain expenses related to our 2006 stock option matter. During the first quarter, we paid the personal tax liabilities that our employees incurred under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We commenced a Tender Offer on July 9, 2007 relating to our plan to reprice certain employees’ unexercised discounted options and provide cash reimbursements for the increase in option price. The tender offer expired on August 7, 2007, and all employees accepted our offer to reprice their options. We will make the initial cash reimbursements on January 15, 2008. The estimated cost of $4.0 million for the aggregate reimbursements was accrued at December 31, 2006. During the first quarter of 2007, we collected $6.1 million of receivables due from certain former executives related to the 2006 stock option matter.

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

On January 1, 2007, the date we adopted FIN 48, our gross tax benefits related to uncertain tax positions totaled $9.9 million and related potential interest totaled $1.4 million, for which we had previously recorded $9.2 million of gross tax liabilities on unrecognized tax benefits. To adopt FIN 48 and record the additional required tax and interest liabilities, we reduced beginning retained earnings by $0.7 million, primarily for potential interest net of the related Federal tax benefit. Subsequent to adoption, we will report any potential interest and penalties in interest expense and other operating expense, respectively, in our consolidated statement of earnings, consistent with our prior classification of such expenses. In addition, changes in the recognition or amount of our uncertain tax positions generally will be reflected as a component of income tax expense.

Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it was reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the subsequent twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. As of June 30, 2007, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by an additional $1.1 million in the next twelve months, mainly due to the settlement of ongoing audits with foreign tax authorities. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for the years 2003 and forward and by major foreign tax jurisdictions for the years 2001 and forward.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Six months ended June 30, 2007

Primary business	$1,011,630	$978,161	$570,661
Reinsurance assumed	253,072	227,101	152,399
Reinsurance ceded	(233,917)	(213,276)	(119,297)

Net amounts	$1,030,785	$991,986	$603,763

Six months ended June 30, 2006

Primary business	$932,332	$866,566	$476,183
Reinsurance assumed	159,780	135,596	83,123
Reinsurance ceded	(215,579)	(218,271)	(106,214)

Net amounts	$876,533	$783,891	$453,092

Three months ended June 30, 2007

Primary business	$553,128	$492,791	$283,210
Reinsurance assumed	112,473	110,628	89,402
Reinsurance ceded	(131,781)	(109,033)	(69,321)

Net amounts	$533,820	$494,386	$303,291

Three months ended June 30, 2006

Primary business	$522,141	$444,056	$248,933
Reinsurance assumed	63,913	64,716	37,332
Reinsurance ceded	(102,572)	(105,452)	(55,240)

Net amounts	$483,482	$403,320	$231,025

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $21.8 million in the first six months of 2007 and $22.5 million in the first six months of 2006.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30,	December 31,
	2007	2006
Commutation receivable	$—	$100,000
Reinsurance recoverable on paid losses	109,567	96,727
Reinsurance recoverable on outstanding losses	502,963	529,562
Reinsurance recoverable on incurred but not reported losses	473,209	458,528
Reserve for uncollectible reinsurance	(10,426)	(14,883)

Total reinsurance recoverables	$1,075,313	$1,169,934

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

We limit the liquidity exposure related to our reinsurance recoverables by holding funds, letters of credit or other security, with the result that net balances due are significantly less than the gross balances shown in our condensed consolidated balance sheets. Additionally, our U.S. domiciled insurance companies require certain reinsurers (those not authorized by the insurance company’s state of domicile) to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	June 30,	December 31,
	2007	2006
Payables to reinsurers	$297,025	$268,079
Letters of credit	255,806	326,204
Cash deposits	59,345	61,002

Total credits	$612,176	$655,285

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2007	2006
Loss and loss adjustment expense payable	$3,202,988	$3,097,051
Reinsurance recoverable on outstanding losses	(502,963)	(529,562)
Reinsurance recoverable on incurred but not reported losses	(473,209)	(458,528)

Net reserves	$2,226,816	$2,108,961

Unearned premium	$983,232	$920,350
Ceded unearned premium	(247,374)	(226,125)

Net unearned premium	$735,858	$694,225

Deferred policy acquisition costs	$197,375	$182,410
Deferred ceding commissions	(71,496)	(64,949)

Net deferred policy acquisition costs	$125,879	$117,461

(3)	NOTES PAYABLE

The following table shows the detail of notes payable.

	June 30,	December 31,
	2007	2006
1.30% Convertible Notes	$124,723	$124,977
2.00% Convertible Exchange Notes	171,867	172,174
$300.0 million Revolving Loan Facility	51,000	—
Other	—	11,736

Total notes payable	$347,590	$308,887

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current stockholders not otherwise available to the Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after April 1, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
occurs on or before April 1, 2009. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

Our 2.00% Convertible Exchange Notes are due in 2021. We pay interest semi-annually on March 1 and September 1. Each one thousand dollar principal amount is convertible into 46.8823 shares of our common stock, which represents an initial conversion price of $21.33 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current stockholders not otherwise available to the Convertible Exchange Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 trading days in the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 120% ($25.60 per share) of the conversion price per share of our common stock. We must settle any conversion by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after September 1, 2007. Holders may require us to repurchase the notes on September 1, 2007, 2011 or 2016, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before September 1, 2007. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable terms than our prior facility. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be increased to an aggregate of $700.0 million.

(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net earnings	$197,862	$168,286	$101,172	$89,144

Weighted average common shares outstanding	112,117	111,117	112,273	111,218
Dilutive effect of outstanding options (determined using the treasury stock method)	1,045	1,492	1,069	1,442
Dilutive effect of convertible debt (determined using the treasury stock method)	4,219	4,276	4,386	4,200

Weighted average common shares and potential common shares outstanding	117,381	116,885	117,728	116,860

Anti-dilutive stock options not included in treasury stock method computation	2,482	2,733	3,268	2,914

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	SEGMENT AND GEOGRAPHIC INFORMATION

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Six months ended June 30, 2007

Revenue:
Domestic	$916,844	$29,999	$38,226	$997	$986,066
Foreign	186,850	18,556	—	—	205,406
Inter-segment	—	37,650	—	—	37,650

Total segment revenue	$1,103,694	$86,205	$38,226	$997	1,229,122

Inter-segment eliminations					(37,650)

Consolidated total revenue					$1,191,472

Net earnings (loss):
Domestic	$132,349	$12,162	$24,177	$(9,566)	$159,122
Foreign	36,037	2,108	—	—	38,145

Total segment net earnings (loss)	$168,386	$14,270	$24,177	$(9,566)	197,267

Inter-segment eliminations					595

Consolidated net earnings					$197,862

Other items:
Net investment income	$90,794	$4,721	$2,010	$639	$98,164
Depreciation and amortization	2,353	3,945	148	1,415	7,861
Interest expense (benefit)	836	5,894	5	(2,336)	4,399
Capital expenditures	2,457	987	316	1,596	5,356

Income tax expense (benefit)	$79,965	$12,110	$12,824	$(5,733)	$99,166
Inter-segment eliminations					647

Consolidated income tax expense					$99,813

During 2007, the corporate segment incurred after-tax expense of $3.7 million for SFAS 123(R), Share-Based Payment, and $2.4 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Six months ended June 30, 2006

Revenue:
Domestic	$703,602	$29,675	$38,894	$2,514	$774,685
Foreign	164,999	19,806	—	—	184,805
Inter-segment	13	37,169	—	—	37,182

Total segment revenue	$868,614	$86,650	$38,894	$2,514	996,672

Inter-segment eliminations					(37,182)

Consolidated total revenue					$959,490

Net earnings (loss):
Domestic	$104,695	$13,373	$25,115	$(6,044)	$137,139
Foreign	24,798	6,244	—	—	31,042

Total segment net earnings (loss)	$129,493	$19,617	$25,115	$(6,044)	168,181

Inter-segment eliminations					105

Consolidated net earnings					$168,286

Other items:
Net investment income	$65,381	$4,576	$1,878	$919	$72,754
Depreciation and amortization	2,271	4,037	254	1,082	7,644
Interest expense (benefit)	720	5,868	264	(2,415)	4,437
Capital expenditures	1,179	1,189	495	3,267	6,130

Income tax expense (benefit)	$60,457	$14,077	$12,459	$(3,291)	$83,702
Inter-segment eliminations					162

Consolidated income tax expense					$83,864

During 2006, the corporate segment incurred after-tax expense of $4.3 million for SFAS 123(R).

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2007

Revenue:
Domestic	$458,084	$15,042	$19,950	$600	$493,676
Foreign	92,041	8,533	—	—	100,574
Inter-segment	—	23,664	—	—	23,664

Total segment revenue	$550,125	$47,239	$19,950	$600	617,914

Inter-segment eliminations					(23,664)

Consolidated total revenue					$594,250

Net earnings (loss):
Domestic	$65,554	$7,458	$12,798	$(3,481)	$82,329
Foreign	18,656	1,887	—	—	20,543

Total segment net earnings (loss)	$84,210	$9,345	$12,798	$(3,481)	102,872

Inter-segment eliminations					(1,700)

Consolidated net earnings					$101,172

Other items:
Net investment income	$45,029	$2,283	$1,023	$362	$48,697
Depreciation and amortization	1,174	2,199	36	716	4,125
Interest expense (benefits)	372	3,129	(25)	(2,380)	1,096
Capital expenditures	1,429	333	316	1,110	3,188

Income tax expense (benefit)	$39,884	$7,638	$6,334	$(3,196)	$50,660
Inter-segment eliminations					(864)

Consolidated income tax expense					$49,796

During the second quarter of 2007, the corporate segment incurred after-tax expense of $2.2 million for SFAS 123(R) and $0.6 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2006

Revenue:
Domestic	$359,914	$14,906	$19,113	$1,337	$395,270
Foreign	88,150	9,797	—	—	97,947
Inter-segment	7	19,211	—	—	19,218

Total segment revenue	$448,071	$43,914	$19,113	$1,337	512,435

Inter-segment eliminations					(19,218)

Consolidated total revenue					$493,217

Net earnings (loss):
Domestic	$54,726	$8,138	$12,126	$(2,930)	$72,060
Foreign	14,710	2,555	—	—	17,265

Total segment net earnings (loss)	$69,436	$10,693	$12,126	$(2,930)	89,325

Inter-segment eliminations					(181)

Consolidated net earnings					$89,144

Other items:
Net investment income	$33,374	$2,280	$243	$276	$36,173
Depreciation and amortization	1,133	2,024	127	535	3,819
Interest expense (benefit)	345	3,022	150	(1,234)	2,283
Capital expenditures	718	374	57	1,901	3,050

Income tax expense (benefit)	$32,361	$7,409	$6,318	$(1,433)	$44,655
Inter-segment eliminations					(136)

Consolidated income tax expense					$44,519

During the second quarter of 2006, the corporate segment incurred after-tax expense of $2.4 million for SFAS 123(R).

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Diversified financial products	$385,851	$348,319	$193,337	$179,207
Group life, accident and health	384,640	256,023	192,224	128,262
Aviation	77,091	72,231	37,747	39,034
London market account	64,499	48,865	30,603	26,937
Other specialty lines	80,335	58,536	40,597	29,896
Discontinued lines	(430)	(83)	(122)	(16)

Net earned premium	$991,986	$783,891	$494,386	$403,320

Property and casualty	$53,960	$53,451	$26,485	$28,044
Accident and health	9,301	12,096	4,651	5,834

Fee and commission income	$63,261	$65,547	$31,136	$33,878

(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Cash received from commutations	$101,040	$—	$—	$—
Income taxes paid	82,492	74,874	72,107	58,836
Interest paid	3,596	3,488	278	553
Comprehensive income	152,020	143,218	60,722	80,596
(7)	COMMITMENTS AND CONTINGENCIES
2006 Stock Option Matter
In 2006, based on a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions as a result thereof. The SEC commenced an inquiry upon notification by us of the initiation of our investigation. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Litigation

We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition to the litigation discussed above, the following lawsuits related to our 2006 stock option matter have been filed:

Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006, and includes causes of action for an accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, an accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. We have not yet responded to the complaint; however, our motion to stay the proceedings is pending a decision by the court.

Civil Action No. 07-1084; Intermountain Ironworkers Trust Fund, derivatively and on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on March 30, 2007. We are named as a nominal defendant in this putative derivative action. The complaint asserts similar factual allegations and legal claims as asserted in the Bacas suits and seeks similar relief and remedies as sought in that action. On April 11, 2007, the Intermountain Ironworkers Trust Fund filed a motion seeking to consolidate this action with the Bacas action. On May 9, 2007, after the action was consolidated with Bacas, this claimant voluntarily withdrew from the suit.

Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. In their amended complaint, plaintiffs seek to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The amended complaint purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. Our response to the amended complaint is due September 7, 2007.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of June 30, 2007, we have recorded a liability of $16.6 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and may be required to indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. In 2006 and 2007, we paid $2.1 million of attorneys’ fees incurred by current and former directors and officers who claimed the right to indemnity in conjunction with our 2006 stock option matter. It is not possible to determine the maximum potential impact on our consolidated net earnings, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.8 billion at June 30, 2007. We earned $197.9 million or $1.69 per diluted share in the first six months of 2007, compared to $168.3 million or $1.44 per diluted share in the first six months of 2006, and $101.2 million or $0.86 per diluted share in the second quarter of 2007, compared to $89.1 million or $0.76 per diluted share in 2006. Shareholders’ equity increased by 20% from a year ago to $2.2 billion at June 30, 2007, principally due to net earnings.
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
We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations, and 5) other operating income. We produced $1.2 billion of revenue in the first six months of 2007, an increase of 24% over the same period of 2006, primarily from higher net earned premium from recent acquisitions and organic growth, as well as increased investment income.
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
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended June 30, 2007 and 2006 are the same as those discussed below for the respective six month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations
Net earnings increased 18% to $197.9 million ($1.69 per diluted share) in the first six months of 2007 from $168.3 million ($1.44 per diluted share) in the same period of 2006. Net earnings increased 13% to $101.2 million ($0.86 per diluted share) in the second quarter of 2007, compared to $89.1 million ($0.76 per diluted share) in the second quarter of 2006. Growth in underwriting profits and net investment income generated the increase in 2007 earnings.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net earned premium	83.3%	81.7%	83.2%	81.8%
Fee and commission income	5.3	6.8	5.2	6.9
Net investment income	8.2	7.6	8.2	7.3
Net realized investment loss	(0.1)	(0.2)	—	(0.1)
Other operating income	3.3	4.1	3.4	4.1

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	50.7	47.2	51.0	46.8
Policy acquisition costs, net	14.6	15.9	14.4	15.5
Other operating expense	9.3	10.1	9.0	10.1
Interest expense	0.4	0.5	0.2	0.5

Earnings before income tax expense	25.0	26.3	25.4	27.1
Income tax expense	8.4	8.8	8.4	9.0

Net earnings	16.6%	17.5%	17.0%	18.1%

Total revenue increased 24% to $1.2 billion in 2007, driven by significant growth in net earned premium and investment income. Approximately 60% of the increase in revenue in 2007 was due to the businesses acquired in 2006.

Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth in certain products and from acquisitions. Increased retentions also contributed to the growth in net written and earned premiums. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Gross written premium	$1,264,702	$1,092,112	$665,601	$586,054
Net written premium	1,030,785	876,533	533,820	483,482
Net earned premium	991,986	783,891	494,386	403,320

Fee and commission income declined slightly in 2007. The table below shows the source of our fee and commission income.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Agency	$45,133	$45,931	$21,777	$22,870
Insurance companies	18,128	19,616	9,359	11,008

Fee and commission income	$63,261	$65,547	$31,136	$33,878

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Fixed income securities	$70,396	$51,491	$36,389	$27,186
Short-term investments	18,022	14,025	8,349	6,485
Other investments	12,569	10,252	5,049	3,840

Total investment income	100,987	75,768	49,787	37,511
Investment expense	(2,823)	(3,014)	(1,090)	(1,338)

Net investment income	$98,164	$72,754	$48,697	$36,173

Net investment income increased 35% in 2007. This increase was primarily due to higher investment assets, which increased 22% to $4.3 billion at June 30, 2007 compared to $3.6 billion at June 30, 2006, and higher interest rates. The growth in investment assets resulted from cash flow from operations, including commutations of reinsurance recoverables in late 2006 and the increase in net loss reserves, particularly from our diversified financial products line of business that generally has a longer time period between reporting and payment of claims. Average yield on our short-term investments increased from 3.8% in 2006 to 5.1% in 2007, and the average tax equivalent yield on our fixed income securities increased from 5.0% in 2006 to 5.3% in 2007. We expect investment assets to continue to increase in 2007, consistent with our anticipated growth in revenue and earnings.
We continue to invest our funds primarily in investment-grade fixed income securities. At June 30, 2007, our fixed income investment portfolio had an average rating of AAA and a duration of 4.9 years. While much has been written recently about defaults on U.S. sub-prime mortgages, our investment portfolio has minimal exposure to sub-prime mortgage risk. At June 30, 2007, we held $6.8 million of sub-prime bonds and $14.3 million of Alt-A bonds, which had an unrealized loss of $0.3 million. The average rating on these bonds is AAA, and there have been no rating actions or surveillance issues associated with them. At the purchase date, these bonds were modeled using loan-to-value as the primary potential loss determinant. We own no collateralized debt obligation or collateralized loan obligation bonds. In addition, we have written no domestic mortgage guaranty insurance and we have little or no exposure on a small amount of International mortgage-related programs.
At June 30, 2007, our unrealized loss on fixed income securities was $52.5 million, compared to an unrealized loss of $1.6 million at December 31, 2006, due to an increase in market interest rates. Changes in unrealized gains or losses, net of the related income tax effect, are recorded in other comprehensive income and fluctuate with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized loss on our fixed income securities at July 31, 2007 was $39.5 million.
Information about our portfolio of fixed income securities is as follows:

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Average yield	4.5%	4.1%	4.3%	4.1%
Average tax equivalent yield	5.3%	5.0%	5.1%	5.0%
Weighted average maturity	7.0 years	8.0 years
Weighted average duration	4.9 years	4.9 years

Other operating income in 2007 was flat compared to 2006. Income from our strategic investments primarily resulted from the gain on the sale of a strategic investment that we liquidated during 2006 and 2007. In April 2007, we sold all remaining shares of this investment. We also liquidated the majority of our trading portfolio in the fourth quarter of 2006. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of our other operating income.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Strategic investments	$23,237	$12,749	$11,578	$544
Trading securities	8,274	21,854	6,093	17,168
Financial instruments	2,693	1,992	1,506	1,169
Other	4,481	2,200	923	1,164

Other operating income	$38,685	$38,795	$20,100	$20,045

Loss and loss adjustment expense increased 33% and policy acquisition costs increased 14% in 2007, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense increased 15% in the first six months and 8% in the second quarter of 2007, compared to the same prior year period. The year-to-year increase primarily related to compensation and other operating expenses of subsidiaries acquired in the second half of 2006 and $3.6 million of professional fees and legal costs incurred in 2007 related to our 2006 stock option matter. We had 1,631 employees at June 30, 2007 compared to 1,505 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was relatively flat at 33.5% for 2007, compared to 33.3% for 2006.
At June 30, 2007, book value per share was $19.52, up from $18.28 at December 31, 2006. Total assets were $7.9 billion and shareholders’ equity was $2.2 billion, compared to $7.6 billion and $2.0 billion, respectively, at December 31, 2006.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 30% to $168.4 million in the first six months of 2007 compared to $129.5 million in 2006, and 21% in the second quarter of 2007 compared to the second quarter of 2006. The growth in segment net earnings was driven by greater underwriting profits as a result of the operations of acquired subsidiaries, the consolidation of an underwriting agency into one of our insurance companies effective April 1, 2006, and increased retentions that resulted in higher earned premium. The segment also had increased investment income. In October 2006, we acquired the Health Products Division, which has generated $129.9 million of net written premium in 2007. Even though there is pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline. We expect net earnings from our insurance companies to continue to grow in 2007.
Premium
Gross written premium increased 16% to $1.3 billion in the first half of 2007, primarily from the Health Products Division acquisition in October 2006. Net written premium increased 18% to $1.0 billion and net earned premium increased 27% to $1.0 billion in the first half of 2007 for the same reason. Gross written premium, net written premium and net earned premium increased 14%, 10% and 23%, respectively, in the second quarter of 2007 compared to the same quarter of 2006. We expect these increases to continue in the third quarter. The fourth quarter of 2007 and 2006 both will include activity for the Health Products Division. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased slightly to 82% in 2007 from 80% in 2006.

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2007

Diversified financial products	$472,402	$379,715	80%	$385,851
Group life, accident and health	405,174	383,948	95	384,640
Aviation	106,093	77,843	73	77,091
London market account	149,222	93,969	63	64,499
Other specialty lines	132,276	95,741	72	80,335
Discontinued lines	(465)	(431)	nm	(430)

Totals	$1,264,702	$1,030,785	82%	$991,986

Six months ended June 30, 2006

Diversified financial products	$450,733	$373,765	83%	$348,319
Group life, accident and health	272,758	258,888	95	256,023
Aviation	115,096	90,364	79	72,231
London market account	158,165	90,517	57	48,865
Other specialty lines	95,123	63,093	66	58,536
Discontinued lines	237	(94)	nm	(83)

Totals	$1,092,112	$876,533	80%	$783,891

Three months ended June 30, 2007

Diversified financial products	$260,149	$207,923	80	$193,337
Group life, accident and health	202,268	191,522	95	192,224
Aviation	54,430	38,240	70	37,747
London market account	81,087	48,837	60	30,603
Other specialty lines	67,781	47,420	70	40,597
Discontinued lines	(114)	(122)	nm	(122)

Totals	$665,601	$533,820	80%	$494,386

Three months ended June 30, 2006

Diversified financial products	$253,487	$212,120	84%	$179,207
Group life, accident and health	138,604	129,445	93	128,262
Aviation	58,862	54,939	93	39,034
London market account	83,658	51,794	62	26,937
Other specialty lines	51,234	35,193	69	29,896
Discontinued lines	209	(9)	nm	(16)

Totals	$586,054	$483,482	82%	$403,320

nm — Not meaningful comparison

The changes in year-to-date premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — The growth in our gross written premium in 2007 resulted principally from organic growth in our surety and credit businesses, where pricing is stable and competition is reasonable. Gross written premium declined slightly in our directors’ and officers’ liability business, as we chose to write less business in foreign markets due to strong pricing competition. Premium volume in our other major products was stable, although pricing for these products is down slightly. The growth in net written and net earned premium was due to increased gross written premium.

•	Group life, accident and health — Gross written, net written and net earned premium of our medical stop-loss product increased $129.9 million in 2007 from the acquisition of the Health Products Division. We retain all of our medical stop-loss business because the business is non-volatile and has very little catastrophe exposure. Profit margins remain at acceptable levels despite competition from the fully insured market.

•	Aviation — Our domestic aviation business is stable, while gross written premium of our international business has declined. We have exercised underwriting discipline and written less international business due to competition and the resultant pressure on pricing. However, margins on decreased premium volume are still acceptable. Net written premium increased $11.3 million in the second quarter of 2006 due to a portfolio transfer of in-force premium to a new reinsurance program with a higher retention and decreased $2.5 million in the second quarter of 2007 due to a portfolio transfer with a lower retention.

•	London market account — Gross written premium decreased slightly in 2007, as we wrote less energy and property business in a more competitive market. Premium rates are down. We reduced our aggregate property exposure in Florida and other hurricane-exposed onshore areas in 2006 and we are maintaining the reduced exposure in 2007. Additionally, due to the tightening of policy terms and conditions, our energy catastrophe exposure was significantly reduced in 2006, even though our business increased, and continues as such in 2007. Net written premium and net earned premium increased due to higher retentions.

•	Other specialty lines — We experienced growth in our other specialty lines of business from increased writings in several products and from an acquisition. Net written premium and net earned premium increased due to higher gross written premium and retentions. Rates in this line have been relatively stable.
Losses and Loss Adjustment Expenses
Our net adverse development relating to prior year losses included in net incurred loss and loss adjustment expense was $3.6 million in the first six months of 2007 and $0.7 million in the first six months of 2006. We had net adverse development of $3.4 million in the second quarter of 2007, compared to a net redundancy of $3.3 million in the second quarter of 2006. The year-to-date 2007 adverse development includes $1.2 million from the amortization of the discount on loss reserves recorded with our purchase of the Health Products Division, which was not included in 2006. Deficiencies and redundancies in reserves occur as a result of our continuing review and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our year-to-date gross loss ratio was 60.0% in 2007 and 55.8% in 2006, increasing primarily due to a higher loss ratio in our medical stop-loss business, which is discussed below. The following table provides comparative net loss ratios by line of business.

	Six months ended June 30,				Three months ended June 30,
	2007		2006		2007		2006
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$385,851	43.0%	$348,319	50.4%	$193,337	40.4%	$179,207	50.0%
Group life, accident and health	384,640	76.9	256,023	70.1	192,224	78.3	128,262	70.5
Aviation	77,091	54.5	72,231	56.4	37,747	59.1	39,034	58.1
London market account	64,499	63.7	48,865	45.5	30,603	70.8	26,937	43.4
Other specialty lines	80,335	69.4	58,536	59.6	40,597	69.0	29,896	55.5
Discontinued lines	(430)	nm	(83)	nm	(122)	nm	(16)	nm

Totals	$991,986	60.9%	$783,891	57.8%	$494,386	61.3%	$403,320	57.3%

Expense ratio		23.1		26.4		22.6		25.7

Combined ratio		84.0%		84.2%		83.9%		83.0%

nm – Not meaningful comparison
The change in net loss ratios between years resulted principally from the following factors:
•	Diversified financial products — The decrease in the loss ratio was due to better underwriting results for certain business written in 2006 and earned in 2007, compared to business written in 2005 and earned in 2006, and positive loss development on our international professional indemnity and D&O lines of business. Additionally, our surety and credit businesses, which have lower loss ratios than other businesses in this line, are growing and reducing the overall loss ratio.

•	Group life, accident and health — The net loss ratio was higher on business acquired in the Health Products Division acquisition. Over time, as the acquired business is re-underwritten, we expect its loss ratio will decline to the level of our existing medical stop-loss business. The net loss ratio was also higher due to higher than expected claims and more of our business being written on a net of commission basis. While the net business increased our loss ratio (since the denominator is lower), it reduced our expense ratio such that our combined ratio and margin for this business remained stable.

•	London market account — The higher loss ratio was principally due to negative development in our London accident and health and energy lines of business due to higher than expected claims.

•	Other specialty lines — The increase relates to losses in our marine and UK liability lines of business.
Our net paid loss ratio was 49% in the first six months of 2007 and 40% in the same period of 2006. The paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The increase was due to payment of claims related principally to the acquired Health Products Division business.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $174.5 million in the first six months of 2007 from $152.8 million in the first six months of 2006, due to growth in net earned premium. Policy acquisition costs as a percentage of net earned premium decreased to 17.6% in 2007 from 19.5% in 2006, principally due to lower commission costs on current business, particularly in the group life, accident and health line of business. The GAAP expense ratio of 23.1% in 2007 decreased in comparison to 26.4% in 2006 for the same reason.
Agency Segment
Revenue from our agency segment was flat at $86.2 million in the first six months of 2007 compared to $86.7 million in the same period of 2006. New business from a company acquired in 2006 offset reduced business resulting from the consolidation of our London underwriting agency into one of our insurance companies, effective April 1, 2006. Segment net earnings decreased to $14.3 million in the first half of 2007 compared to $19.6 million in the first half of 2006, from the effect of the consolidation, decreased earnings in one agency due to the quarterly variability of its revenue, and expenses related to settlement of certain litigation.
Other Operations Segment
Revenue from our other operations segment was relatively flat at $38.2 million in the first half of 2007 compared to $38.9 million in the first half of 2006, and $20.0 million in the second quarter of 2007 compared to $19.1 million in the second quarter of 2006. We realized gains from sales of one strategic investment as follows: $10.8 million in both the first and second quarters of 2007 and $11.3 million in the first quarter of 2006. As of June 30, 2007, our position in this strategic investment was liquidated. We also realized gains from our trading portfolio as follows: $6.1 million in the second quarter and $2.2 million in the first quarter of 2007, and $17.2 million and $4.7 million in the comparable periods of 2006. We liquidated the majority of our trading portfolio in the fourth quarter of 2006. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments. We expect our other operating income will be substantially lower in the last half of 2007.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, as well as the completion of commutations. Our cash provided by operating activities has been strong in recent years due to: 1) our increasing net earnings, 2) growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions, 3) commutations of selected reinsurance agreements, and 4) expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.
The components of our net operating cash flows are detailed in the following table.

	Six months ended June 30,		Three months ended June 30,
	2007	2006	2007	2006
Net earnings	$197,862	$168,286	$101,172	$89,144
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(12,932)	(50,226)	(5,086)	(37,213)
Change in unearned premium, net	41,633	104,214	42,365	86,062
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	200,558	113,416	72,846	77,009
Change in trading portfolio	4,865	(84,491)	(6,093)	(36,497)
Other, net	(31,686)	8,742	(35,215)	3,345

Cash provided by operating activities	$400,300	$259,941	$169,989	$181,850

Cash provided by operating activities increased $140.4 million in the first half of 2007 and decreased $11.9 million in the second quarter compared to comparable periods in 2006. We received $101.0 million of cash from commutations, included in cash provided by operating activities, in the first quarter of 2007. Excluding commutations, cash provided by operating activities increased $39.4 million in 2007, which mirrors the increase in net earnings. We had $13.3 million of higher tax payments in the second quarter of 2007 compared to the second quarter of 2006.
Our combined cash position and investment portfolio increased by $415.2 million during 2007 to a total of $4.4 billion at June 30, 2007. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Our debt to total capital ratio was 13.7% at June 30, 2007 and 13.1% at December 31, 2006.
In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable terms than our prior facility. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be increased to an aggregate of $700.0 million. We had $51.0 million outstanding on this line of credit at June 30, 2007.
As a result of our common stock trading at specified price levels in the second quarter of 2007, holders may elect to surrender our 1.30% Convertible Notes and 2.00% Convertible Exchange Notes (Notes) in the third quarter for cash equal to the principal amount of the Notes ($296.6 million at June 30, 2007) and common stock for the value of the conversion premium. We expect to use the Revolving Loan Facility to fund any Notes surrendered in the third quarter. Historical surrenders have been minimal. Assuming an average price of $31.00 for our stock, we would issue approximately 4.0 million shares of common stock should all Note holders elect conversion. The dilutive effect of these shares is included in the calculation of our diluted earnings per share in all periods. Our common stock must meet the specified price levels in each subsequent quarter in order for the Notes to be eligible for conversion in the following quarter.
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
2006 Stock Option Matter
In connection with our 2006 voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an inquiry into our past option pricing practices. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry, but it may result in additional professional fees including our advancement of attorneys’ fees incurred by our directors, certain officers and certain former executives and directors; may continue to occupy the time and attention of our management team; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

Issues related to our 2006 stock option matter have exposed us to greater risks associated with litigation. Publicity resulting from this litigation may materially adversely affect us, regardless of the cause or effect of the actions. Since December 31, 2006, four derivative actions have been filed naming a number of current and former officers and directors as defendants, although one action was subsequently dismissed and the others have been consolidated. The Company is a nominal defendant. In addition, one class action has been filed against us and certain current and former officers and directors. We cannot assure you about the outcome of these derivative and class action lawsuits or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to advance expenses in certain instances to current and former officers and directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.
Related to the 2006 stock option matter, we have incurred $17.8 million of expense for professional services, consulting fees and other related charges, of which $3.6 million was incurred in 2007. In order to maintain our excellent employee relations and treat our employees fairly, our Board of Directors decided to incur certain costs and reimburse employees for certain expenses related to our 2006 stock option matter. During the first quarter, we paid the personal tax liabilities that our employees incurred under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We commenced a Tender Offer on July 9, 2007 relating to our plan to reprice certain employees’ unexercised discounted options and provide cash reimbursements for the increase in option price. The tender offer expired on August 7, 2007, and all employees accepted our offer to reprice their options. We will make the initial cash reimbursements on January 15, 2008. The estimated cost of $4.0 million for the aggregate reimbursements was accrued at December 31, 2006. During the first quarter of 2007, we collected $6.1 million of receivables due from certain former executives related to the 2006 stock option matter.
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
On January 1, 2007, the date we adopted FIN 48, our gross tax benefits related to uncertain tax positions totaled $9.9 million and related potential interest totaled $1.4 million, for which we had previously recorded $9.2 million of gross tax liabilities on unrecognized tax benefits. To adopt FIN 48 and record the additional required tax and interest liabilities, we reduced beginning retained earnings by $0.7 million, primarily for potential interest net of the related Federal tax benefit. Subsequent to adoption, we will report any potential interest and penalties in interest expense and other operating expense, respectively, in our consolidated statement of earnings, consistent with our prior classification of such expenses. In addition, changes in the recognition or amount of our uncertain tax positions generally will be reflected as a component of income tax expense.
Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it was reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the subsequent twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. As of June 30, 2007, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by an additional $1.1 million in the next twelve months, mainly due to the settlement of ongoing audits with foreign tax authorities. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for the years 2003 and forward and by major foreign tax jurisdictions for the years 2001 and forward.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2007.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In 2006, based on a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions as a result thereof. The SEC commenced an inquiry upon notification by us of the initiation of our investigation. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We intend to fully cooperate with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.
We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
In addition to the litigation discussed above, the following lawsuits related to our 2006 stock option matter have been filed:
Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006, and includes causes of action for an accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, an accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. We have not yet responded to the complaint; however, our motion to stay the proceedings is pending a decision by the court.
Civil Action No. 07-1084; Intermountain Ironworkers Trust Fund, derivatively and on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. The action was filed on March 30, 2007. We are named as a nominal defendant in this putative derivative action. The complaint asserts similar factual allegations and legal claims as asserted in the Bacas suits and seeks similar relief and remedies as sought in that action. On April 11, 2007, the Intermountain Ironworkers Trust Fund filed a motion seeking to consolidate this action with the Bacas action. On May 9, 2007, after the action was consolidated with Bacas, this claimant voluntarily withdrew from the suit.
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. In their amended complaint, plaintiffs seek to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The amended complaint purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. Our response to the amended complaint is due September 7, 2007.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.
Item 4. Submission of Matters to a Vote of Security Holders
On May 10, 2007, we held our 2007 Annual Meeting of Shareholders. At such time, the following items were submitted to a vote of shareholders through the solicitation of proxies.
a.	Election of Directors

The following persons were elected to serve on the Board of Directors until the 2008 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

Name	For	Votes Withheld

Frank J. Bramanti	96,958,470	5,649,457
Patrick B. Collins	91,034,717	11,573,210
James R. Crane	89,854,255	12,753,672
J. Robert Dickerson	88,548,478	14,059,449
Walter M. Duer	91,901,636	10,706,291
Edward H. Ellis, Jr.	92,332,256	10,275,671
James C. Flagg, Ph.D.	90,348,720	12,259,207
Allan W. Fulkerson	97,836,381	4,771,546
John N. Molbeck, Jr.	95,930,280	6,677,647
Michael A. F. Roberts	88,759,383	13,848,544
b.	Adoption of the 2007 Incentive Compensation Plan

Shareholders were requested to approve the adoption of the 2007 Incentive Compensation Plan. The Plan was approved by the shareholders, who voted as follows: 87,848,840 shares in favor, 3,892,967 against, 325,635 abstained, and 10,540,486 broker non-votes.

c.	Ratification of PricewaterhouseCoopers LLP

Shareholders were requested to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ended December 31, 2007. Such appointment was approved by the shareholders, who voted as follows: 98,525,041shares in favor, 4,063,875 against, and 19,009 abstained.

d.	Vote on Shareholder Proposal

Shareholders were requested to vote on a shareholder proposal requesting that management implement equal employment opportunity policies regarding sexual orientation. The proposal was rejected by the shareholders, who voted as follows: 43,491,825 shares in favor, 39,775,764 against, 8,799,851 abstained, and 10,540,488 broker non-votes. For the proposal to pass under Delaware law, the shares in favor must exceed 50% of the total shares present at the meeting, in person or by proxy, and entitled to vote (102,607,928, in this case).

Item 6. Exhibits
a. Exhibits
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

August 9, 2007	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti, Chief Executive Officer

August 9, 2007	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

Index to Exhibits
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report