Form 10-Q
period 2007-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2007-11-08
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended September 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
from to                      to
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
On October 31, 2007, there were approximately 114.9 million shares of common stock, $1.00 par value issued and outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2007	2006
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2007 - $3,599,712; 2006 - $3,008,818)	$3,593,099	$3,007,193
Short-term investments, at cost, which approximates fair value	717,087	714,685
Other investments, at fair value (cost: 2007 - $178,211; 2006 - $183,450)	206,542	206,117

Total investments	4,516,728	3,927,995
Cash	66,531	48,290
Restricted cash and cash investments	168,880	176,424
Premium, claims and other receivables	806,976	864,705
Reinsurance recoverables	1,047,462	1,169,934
Ceded unearned premium	254,050	226,125
Ceded life and annuity benefits	67,192	70,923
Deferred policy acquisition costs	194,081	182,410
Goodwill	771,831	742,677
Other assets	179,359	220,649

Total assets	$8,073,090	$7,630,132

LIABILITIES

Loss and loss adjustment expense payable	$3,266,592	$3,097,051
Life and annuity policy benefits	67,192	70,923
Reinsurance balances payable	112,293	122,805
Unearned premium	967,163	920,350
Deferred ceding commissions	69,204	64,949
Premium and claims payable	565,001	646,224
Notes payable	304,114	308,887
Accounts payable and accrued liabilities	399,251	356,140

Total liabilities	5,750,810	5,587,329

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2007 – 113,889; 2006 – 111,731)	113,889	111,731
Additional paid-in capital	824,583	798,213
Retained earnings	1,359,114	1,098,887
Accumulated other comprehensive income	24,694	33,972

Total shareholders’ equity	2,322,280	2,042,803

Total liabilities and shareholders’ equity	$8,073,090	$7,630,132

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
REVENUE

Net earned premium	$1,484,908	$1,204,941	$492,922	$421,050
Fee and commission income	105,995	104,409	42,734	38,862
Net investment income	148,053	108,959	49,889	36,205
Net realized investment gain (loss)	(601)	(1,193)	23	304
Other operating income (loss)	35,611	59,071	(3,074)	20,276

Total revenue	1,773,966	1,476,187	582,494	516,697

EXPENSE

Loss and loss adjustment expense, net	885,547	689,122	281,784	236,030
Policy acquisition costs, net	267,778	231,012	93,251	78,203
Other operating expense	169,226	156,279	58,118	59,277
Interest expense	7,166	7,912	2,767	3,475

Total expense	1,329,717	1,084,325	435,920	376,985

Earnings before income tax expense	444,249	391,862	146,574	139,712
Income tax expense	148,462	130,319	48,649	46,455

Net earnings	$295,787	$261,543	$97,925	$93,257

Basic earnings per share data:
Net earnings per share	$2.63	$2.35	$0.87	$0.84

Weighted average shares outstanding	112,295	111,198	112,652	111,359

Diluted earnings per share data:
Net earnings per share	$2.54	$2.24	$0.84	$0.80

Weighted average shares outstanding	116,577	116,986	116,323	117,003

Cash dividends declared, per share	$0.31	$0.275	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Nine months ended September 30, 2007
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income (loss)	equity
Balance at December 31, 2006	$111,731	$798,213	$1,098,887	$33,972	$2,042,803

Cumulative effect of accounting change (adoption of FIN 48)	—	—	(678)	—	(678)

Net earnings	—	—	295,787	—	295,787
Other comprehensive loss	—	—	—	(9,278)	(9,278)

Comprehensive income					286,509

Issuance of 865 shares for exercise of options, including tax benefit of $2,586	865	18,472	—	—	19,337

Issuance of 22 shares to directors	22	695	—	—	717

Issuance of 1,271 shares for debt conversion	1,271	(1,271)	—	—	—

Stock-based compensation	—	8,474	—	—	8,474

Cash dividends declared, $0.31 per share	—	—	(34,882)	—	(34,882)

Balance at September 30, 2007	$113,889	$824,583	$1,359,114	$24,694	$2,322,280

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash flows from operating activities:
Net earnings	$295,787	$261,543	$97,925	$93,257
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	63,737	36,626	33,696	46,924
Change in reinsurance recoverables	122,472	56,031	27,851	47,336
Change in ceded unearned premium	(27,925)	(4,587)	(6,676)	(5,722)
Change in loss and loss adjustment expense payable	169,541	93,906	63,604	(10,815)
Change in reinsurance balances payable	(10,512)	(37,509)	(9,639)	(14,803)
Change in unearned premium	46,813	113,638	(16,069)	10,559
Change in premium and claims payable, net of restricted cash	(73,679)	(78,293)	(31,579)	(61,071)
Change in trading portfolio	14,126	(99,193)	9,261	(14,702)
Depreciation and amortization expense	11,625	12,242	3,764	4,598
Stock-based compensation expense	9,191	9,463	2,802	3,373
Other, net	(6,317)	(4,161)	39,619	831

Cash provided by operating activities	614,859	359,706	214,559	99,765

Cash flows from investing activities:
Sales of fixed income securities	221,822	184,175	47,104	20,078
Maturity or call of fixed income securities	234,435	174,758	76,314	57,060
Cost of securities acquired	(1,011,747)	(958,822)	(274,874)	(167,437)
Change in short-term investments	(10,189)	171,198	15,825	(47,658)
Sale of strategic investments	42,997	40,354	3,181	22,991
Payments for purchase of subsidiaries, net of cash received	(53,687)	(55,290)	(2,006)	(17,833)
Other, net	(7,079)	(8,612)	(1,723)	(3,515)

Cash used by investing activities	(583,448)	(452,239)	(136,179)	(136,314)

Cash flows from financing activities:
Advances on line of credit	62,000	140,000	—	101,000
Payments on notes payable and line of credit	(56,363)	(56,346)	(43,476)	(45,097)
Sale of common stock	19,337	14,973	2,915	5,313
Dividends paid	(33,630)	(27,774)	(11,249)	(11,126)
Other	(4,514)	7,383	(1,970)	1,755

Cash provided (used) by financing activities	(13,170)	78,236	(53,780)	51,845

Net increase (decrease) in cash	18,241	(14,297)	24,600	15,296
Cash at beginning of period	48,290	73,935	41,931	44,342

Cash at end of period	$66,531	$59,638	$66,531	$59,638

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
We completed several acquisitions during 2006. Our condensed consolidated statements of earnings and cash flows for the nine months and three months ended September 30, 2006 do not contain the operations of these entities prior to their acquisition date.
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
We expect the Health Products Division to generate a profit and positive cash flow due to the unique synergies (specialized systems, claims administration, operational focus and management expertise) that our existing medical stop-loss business will contribute to the combined, post-acquisition business. For our purchase price allocation, we assessed the value of these synergies, as well as the value of the assembled workforce. The value of these items was subsumed into goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations. We valued all identifiable assets and liabilities at fair value, including discounting the loss reserves by $2.9 million. The following table summarizes the fair value of assets acquired and liabilities assumed and the resulting $137.2 million of goodwill:

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

Income Tax
For the nine months ended September 30, 2007 and 2006, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.
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
In the third quarter of 2007, we granted options for the purchase of 180,000 shares of our common stock at $27.85 per share. During the first two quarters of 2007, we granted options for the purchase of 2,525,750 shares of our common stock at $31.11 or $31.92 per share. The aggregate fair value of options granted in 2007 was $18.0 million, which will be expensed over a vesting period of three to five years.
2006 Stock Option Matter
We incurred expense of $4.0 million in the first nine months and $1.0 million in the third quarter of 2007 for attorneys’ fees, professional services and other related charges for ongoing issues associated with our 2006 stock option matter, which is described in more detail in Note 7 — Commitments and Contingencies. In order to treat our employees fairly, our Board of Directors decided to incur certain costs and reimburse employees for certain expenses related to our 2006 stock option matter. During the first quarter, we paid the personal tax liabilities that our employees incurred under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We completed a Tender Offer on August 7, 2007 to reprice certain employees’ unexercised discounted options and provide cash reimbursements for the increase in option price. All employees accepted our offer to reprice their options and will receive their initial cash reimbursements on January 15, 2008. The estimated cost of $4.0 million for the aggregate reimbursements was accrued at December 31, 2006. During the first quarter of 2007, we collected $6.1 million of receivables due from certain former executives related to the 2006 stock option matter. We incurred $2.5 million of attorneys’ fees related to the 2006 stock option matter in the first nine months and third quarter of 2006.
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
Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it was reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the subsequent twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. As of September 30, 2007, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by an additional $1.1 million in the next twelve months, mainly due to the settlement of ongoing audits with foreign tax authorities and the expiration of federal and state statute of limitations. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for the years 2004 and forward and by major foreign tax jurisdictions for the years 2001 and forward.
SFAS 157 and 159
The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits a company to choose to measure eligible financial assets and liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing what impact SFAS 157 will have on our consolidated financial statements and whether we will adopt SFAS 159.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Nine months ended September 30, 2007

Primary business	$1,492,635	$1,486,874	$831,074
Reinsurance assumed	365,129	329,600	226,078
Reinsurance ceded	(357,299)	(331,566)	(171,605)

Net amounts	$1,500,465	$1,484,908	$885,547

Nine months ended September 30, 2006

Primary business	$1,399,831	$1,326,392	$756,316
Reinsurance assumed	228,382	205,139	112,321
Reinsurance ceded	(329,099)	(326,590)	(179,515)

Net amounts	$1,299,114	$1,204,941	$689,122

Three months ended September 30, 2007

Primary business	$481,005	$508,713	$260,413
Reinsurance assumed	112,057	102,499	73,679
Reinsurance ceded	(123,382)	(118,290)	(52,308)

Net amounts	$469,680	$492,922	$281,784

Three months ended September 30, 2006

Primary business	$467,499	$459,826	$280,133
Reinsurance assumed	68,602	69,543	29,198
Reinsurance ceded	(113,520)	(108,319)	(73,301)

Net amounts	$422,581	$421,050	$236,030

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $34.9 million in the first nine months of 2007 and $37.0 million in the first nine months of 2006.
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30,	December 31,
	2007	2006
Commutation receivable	$—	$100,000
Reinsurance recoverable on paid losses	80,317	96,727
Reinsurance recoverable on outstanding losses	506,231	529,562
Reinsurance recoverable on incurred but not reported losses	468,944	458,528
Reserve for uncollectible reinsurance	(8,030)	(14,883)

Total reinsurance recoverables	$1,047,462	$1,169,934

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

	September 30,	December 31,
	2007	2006
Payables to reinsurers	$270,891	$268,079
Letters of credit	243,805	326,204
Cash deposits	54,255	61,002

Total credits	$568,951	$655,285

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2007	2006
Loss and loss adjustment expense payable	$3,266,592	$3,097,051
Reinsurance recoverable on outstanding losses	(506,231)	(529,562)
Reinsurance recoverable on incurred but not reported losses	(468,944)	(458,528)

Net reserves	$2,291,417	$2,108,961

Unearned premium	$967,163	$920,350
Ceded unearned premium	(254,050)	(226,125)

Net unearned premium	$713,113	$694,225

Deferred policy acquisition costs	$194,081	$182,410
Deferred ceding commissions	(69,204)	(64,949)

Net deferred policy acquisition costs	$124,877	$117,461

(3) NOTES PAYABLE
The following table shows the detail of notes payable.

	September 30,	December 31,
	2007	2006
1.30% Convertible Notes	$124,714	$124,977
2.00% Convertible Exchange Notes	68,285	172,174
2.00% Convertible Exchange Notes in process of conversion	71,115	—
$300.0 million Revolving Loan Facility	40,000	—
Other	—	11,736

Total notes payable	$304,114	$308,887

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
The terms of the 2.00% Convertible Exchange Notes provide that we can redeem the notes for cash anytime after September 1, 2007 by giving the holders 30 days notice. On September 10, 2007, we announced our intention to redeem all of the notes on October 10, 2007. The holders surrendered their notes for conversion before the redemption date. Each one thousand dollar principal amount is convertible into 46.8823 shares of our common stock, which represents an initial conversion price of $21.33 per share. We must settle any conversion by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. The cash payment and shares issuance occurs ten business days after surrender. The number of shares issuable is calculated by dividing the conversion premium by our average closing stock price for each day in this ten-day period. At September 30, 2007, some notes had been surrendered but had not yet been converted, since the ten-day period had not expired. These notes are reflected in the above table as “in process of conversion.”
In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable terms than our prior facility. In October 2007, we increased the maximum allowed by the facility to $575.0 million. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be further increased to an aggregate of $700.0 million. At September 30, 2007, the average interest rate on the outstanding balance was 6.4%.
(4) EARNINGS PER SHARE
The following table details the numerator and denominator used in the earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Net earnings	$295,787	$261,543	$97,925	$93,257

Weighted average common shares outstanding	112,295	111,198	112,652	111,359
Dilutive effect of outstanding options (determined using the treasury stock method)	799	1,558	691	1,511
Dilutive effect of convertible debt (determined using the treasury stock method)	3,483	4,230	2,980	4,133

Weighted average common shares and potential common shares outstanding	116,577	116,986	116,323	117,003

Anti-dilutive stock options not included in treasury stock method computation	4,437	2,823	5,274	1,803

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2007

Revenue:
Domestic	$1,380,224	$47,417	$30,781	$3,788	$1,462,210
Foreign	284,355	27,401	—	—	311,756
Inter-segment	—	58,143	—	—	58,143

Total segment revenue	$1,664,579	$132,961	$30,781	$3,788	1,832,109

Inter-segment eliminations					(58,143)

Consolidated total revenue					$1,773,966

Net earnings (loss):
Domestic	$203,503	$21,420	$19,133	$(14,231)	$229,825
Foreign	61,909	3,138	—	—	65,047

Total segment net earnings (loss)	$265,412	$24,558	$19,133	$(14,231)	294,872

Inter-segment eliminations					915

Consolidated net earnings					$295,787

Other items:
Net investment income	$138,100	$7,201	$1,416	$1,336	$148,053
Depreciation and amortization	3,587	5,743	184	2,111	11,625
Interest expense (benefit)	1,138	9,361	(23)	(3,310)	7,166
Capital expenditures	3,281	3,296	364	2,279	9,220

Income tax expense (benefit)	$125,234	$19,549	$9,498	$(6,618)	$147,663
Inter-segment eliminations					799

Consolidated income tax expense					$148,462

During 2007, the corporate segment incurred after-tax expense of $5.5 million for SFAS 123(R), Share-Based Payment, and $2.6 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2006

Revenue:
Domestic	$1,077,065	$49,256	$57,792	$4,413	$1,188,526
Foreign	260,526	27,135	—	—	287,661
Inter-segment	19	54,473	—	—	54,492

Total segment revenue	$1,337,610	$130,864	$57,792	$4,413	1,530,679

Inter-segment eliminations					(54,492)

Consolidated total revenue					$1,476,187

Net earnings (loss):
Domestic	$159,617	$21,858	$37,336	$(13,909)	$204,902
Foreign	48,625	6,939	—	—	55,564

Total segment net earnings (loss)	$208,242	$28,797	$37,336	$(13,909)	260,466

Inter-segment eliminations					1,077

Consolidated net earnings					$261,543

Other items:
Net investment income	$98,492	$6,916	$1,839	$1,712	$108,959
Depreciation and amortization	3,425	6,792	381	1,644	12,242
Interest expense (benefit)	838	8,875	423	(2,224)	7,912
Capital expenditures	2,837	1,629	498	4,681	9,645

Income tax expense (benefit)	$97,240	$20,607	$18,459	$(6,629)	$129,677
Inter-segment eliminations					642

Consolidated income tax expense					$130,319

During 2006, the corporate segment incurred after-tax expense of $6.8 million for SFAS 123(R) and $1.6 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2007

Revenue:
Domestic	$463,380	$17,418	$(7,445)	$2,791	$476,144
Foreign	97,505	8,845	—	—	106,350
Inter-segment	—	20,493	—	—	20,493

Total segment revenue	$560,885	$46,756	$(7,445)	$2,791	602,987

Inter-segment eliminations					(20,493)

Consolidated total revenue					$582,494

Net earnings (loss):
Domestic	$71,154	$9,258	$(5,044)	$(4,665)	$70,703
Foreign	25,872	1,030	—	—	26,902

Total segment net earnings (loss)	$97,026	$10,288	$(5,044)	$(4,665)	97,605

Inter-segment eliminations					320

Consolidated net earnings					$97,925

Other items:
Net investment income (loss)	$47,306	$2,480	$(594)	$697	$49,889
Depreciation and amortization	1,234	1,798	36	696	3,764
Interest expense (benefit)	302	3,467	(28)	(974)	2,767
Capital expenditures	824	2,309	48	683	3,864

Income tax expense (benefit)	$45,269	$7,439	$(3,326)	$(885)	$48,497
Inter-segment eliminations					152

Consolidated income tax expense					$48,649

During the third quarter of 2007, the corporate segment incurred after-tax expense of $1.8 million for SFAS 123(R) and $0.6 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2006

Revenue:
Domestic	$373,463	$19,581	$18,898	$1,899	$413,841
Foreign	95,527	7,329	—	—	102,856
Inter-segment	6	17,304	—	—	17,310

Total segment revenue	$468,996	$44,214	$18,898	$1,899	534,007

Inter-segment eliminations					(17,310)

Consolidated total revenue					$516,697

Net earnings (loss):
Domestic	$54,922	$8,485	$12,221	$(7,865)	$67,763
Foreign	23,827	695	—	—	24,522

Total segment net earnings (loss)	$78,749	$9,180	$12,221	$(7,865)	92,285

Inter-segment eliminations					972

Consolidated net earnings					$93,257

Other items:
Net investment income (loss)	$33,111	$2,340	$(39)	$793	$36,205
Depreciation and amortization	1,154	2,755	127	562	4,598
Interest expense (benefit)	118	3,007	159	191	3,475
Capital expenditures	1,658	440	3	1,414	3,515

Income tax expense (benefit)	$36,783	$6,530	$6,000	$(3,338)	$45,975
Inter-segment eliminations					480

Consolidated income tax expense					$46,455

During the third quarter of 2006, the corporate segment incurred after-tax expense of $2.4 million for SFAS 123(R) and $1.6 million for issues related to our 2006 stock option matter.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
          The following tables present selected revenue items by line of business.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Diversified financial products	$580,983	$538,063	$195,132	$189,744
Group life, accident and health	571,849	385,257	187,209	129,234
Aviation	115,491	112,661	38,400	40,430
London market account	92,763	80,455	28,264	31,590
Other specialty lines	124,248	88,569	43,913	30,033
Discontinued lines	(426)	(64)	4	19

Net earned premium	$1,484,908	$1,204,941	$492,922	$421,050

Property and casualty	$91,051	$86,016	$37,091	$32,565
Accident and health	14,944	18,393	5,643	6,297

Fee and commission income	$105,995	$104,409	$42,734	$38,862

(6) SUPPLEMENTAL INFORMATION
Supplemental cash flow information was as follows.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Cash received from commutations	$101,040	$12,750	$—	$12,750
Income taxes paid	101,566	125,228	19,074	50,354
Interest paid	7,035	7,044	3,439	3,556
Comprehensive income	286,509	276,109	133,811	132,891
(7) COMMITMENTS AND CONTINGENCIES
2006 Stock Option Matter
In 2006, based on a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an inquiry upon being notified by us of the initiation of our investigation. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We are fully cooperating with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.
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
In addition to the litigation discussed above, the following lawsuits related to our 2006 stock option matter have been filed:
Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006, and includes causes of action for an accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, an accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. In response, we filed a motion to stay proceedings, which was granted by the court. Recently, the parties agreed to extend the stay, subject to approval by the court.
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. In their amended complaint, plaintiffs seek to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The amended complaint purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. On September 21, 2007, jointly with the other defendants, we filed a motion to dismiss the suit. That motion is currently pending before the court.
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
We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of September 30, 2007, we have recorded a liability of $16.8 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and may be required to indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. In 2006 and 2007, we paid $2.1 million of attorneys’ fees incurred by current and former directors and officers who claimed the right to indemnity in conjunction with our 2006 stock option matter. It is not possible to determine the maximum potential impact on our consolidated net earnings, since our by-laws, Delaware law and our contractual agreements do not limit the amount of any such advances or indemnification payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange and had a market capitalization of $3.3 billion at September 30, 2007. We earned $295.8 million or $2.54 per diluted share in the first nine months of 2007, compared to $261.5 million or $2.24 per diluted share in the first nine months of 2006, and $97.9 million or $0.84 per diluted share in the third quarter of 2007, compared to $93.3 million or $0.80 per diluted share in 2006. Shareholders’ equity increased by 18% from a year ago to $2.3 billion at September 30, 2007, principally due to net earnings.
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
Our major insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation, “AA (Very Strong)” by Fitch Ratings, and “A+ (Superior)” by A.M. Best Company, Inc.
We generate our revenue from five primary sources: 1) risk-bearing earned premium produced by our insurance company operations, 2) non-risk-bearing fee and commission income received by our underwriting agency and intermediary operations, 3) ceding commissions in excess of policy acquisition costs earned by our insurance company operations, 4) investment income earned by all of our operations, and 5) other operating income. We produced $1.8 billion of revenue in the first nine months of 2007, an increase of 20% over the same period of 2006, primarily from higher net earned premium from recent acquisitions and organic growth, as well as increased investment income.
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
The following section discusses our key operating results. The reasons for any significant variations between the quarters ended September 30, 2007 and 2006 are the same as those discussed below for the respective nine month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations
Net earnings increased 13% to $295.8 million ($2.54 per diluted share) in the first nine months of 2007 from $261.5 million ($2.24 per diluted share) in the same period of 2006. Net earnings increased 5% to $97.9 million ($0.84 per diluted share) in the third quarter of 2007, compared to $93.3 million ($0.80 per diluted share) in the third quarter of 2006. Growth in underwriting profits and net investment income generated the increase in 2007 earnings. The lower percentage growth in the quarter was due to market changes in the value of our trading securities and a gain from the sale of a strategic investment in 2006.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Net earned premium	83.7%	81.6%	84.6%	81.5%
Fee and commission income	6.0	7.1	7.3	7.5
Net investment income	8.3	7.4	8.6	7.0
Net realized investment gain (loss)	—	(0.1)	—	0.1
Other operating income (loss)	2.0	4.0	(0.5)	3.9

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	49.9	46.7	48.4	45.7
Policy acquisition costs, net	15.1	15.7	16.0	15.1
Other operating expense	9.6	10.6	9.9	11.5
Interest expense	0.4	0.5	0.5	0.7

Earnings before income tax expense	25.0	26.5	25.2	27.0
Income tax expense	8.3	8.8	8.4	9.0

Net earnings	16.7%	17.7%	16.8%	18.0%

Total revenue increased 20% to $1.8 billion in 2007, driven by significant growth in net earned premium and investment income. Approximately 66% of the increase in revenue in 2007 was due to the businesses acquired in 2006. The quarter-over-quarter increase in total revenue was 13%, which is less than the percentage increase for the nine months due to the lower level of other operating income in 2007.
Gross written premium, net written premium and net earned premium are detailed below. Premium increased from organic growth in certain products and from acquisitions. Increased retentions also contributed to the growth in net written and earned premiums. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Gross written premium	$1,857,764	$1,628,213	$593,062	$536,101
Net written premium	1,500,465	1,299,114	469,680	422,581
Net earned premium	1,484,908	1,204,941	492,922	421,050
Fee and commission income increased in 2007. The table below shows the source of our fee and commission income.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Agency	$69,033	$70,712	$23,900	$24,781
Insurance companies	36,962	33,697	18,834	14,081

Fee and commission income	$105,995	$104,409	$42,734	$38,862

The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Fixed income securities	$109,408	$81,349	$39,012	$29,858
Short-term investments	28,230	21,817	10,208	7,792
Other investments	14,540	9,870	1,971	(382)

Total investment income	152,178	113,036	51,191	37,268
Investment expense	(4,125)	(4,077)	(1,302)	(1,063)

Net investment income	$148,053	$108,959	$49,889	$36,205

Net investment income increased 36% in 2007. This increase was primarily due to higher investment assets, which increased 19% to $4.5 billion at September 30, 2007 compared to $3.8 billion at September 30, 2006, and higher interest rates. The growth in investment assets resulted from cash flow from operations, including commutations of reinsurance recoverables in late 2006 and the increase in net loss reserves, particularly from our diversified financial products line of business that generally has a longer time period between reporting and payment of claims. Average yield on our short-term investments increased from 4.2% in 2006 to 5.3% in 2007, and the average tax equivalent yield on our fixed income securities increased from 5.2% in 2006 to 5.4% in 2007. We expect investment assets to continue to increase.
We continue to invest our funds primarily in investment-grade fixed income securities. At September 30, 2007, our fixed income investment portfolio had an average rating of AAA and a duration of 5.0 years. While much has been written recently about defaults on U.S. subprime mortgages, our investment portfolio has minimal exposure to subprime mortgage risk. At September 30, 2007, we held $6.5 million of subprime bonds and $13.3 million of Alt-A bonds, which had an unrealized loss of $0.3 million. The average rating on these bonds is AAA, and there have been no rating actions or surveillance issues associated with them. At the purchase date, these bonds were modeled using loan-to-value as the primary potential loss determinant. We own no collateralized debt obligation or collateralized loan obligation bonds. In addition, we have written no domestic mortgage guaranty insurance and we have little or no exposure on a small amount of International mortgage-related business.
At September 30, 2007, our unrealized loss on fixed income securities was $6.6 million, compared to an unrealized loss of $1.6 million at December 31, 2006, due to an increase in market interest rates. Changes in unrealized gains or losses, net of the related income tax effect, are recorded in other comprehensive income and fluctuate with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized loss on our fixed income securities at October 31, 2007 was $2.1 million.
Information about our portfolio of fixed income securities is as follows:

	Nine months ended September 30,				Three months ended September 30,
	2007		2006		2007	2006
Average yield	4.5%		4.2%		4.4%	4.3%
Average tax equivalent yield	5.4%		5.2%		5.3%	5.1%
Weighted average maturity	7.0	years	7.0	years
Weighted average duration	5.0	years	4.8	years
Other operating income decreased $23.5 million in the first nine months of 2007 compared to the same period in 2006, primarily due to liquidation of the majority of our trading portfolio in the fourth quarter of 2006. In addition, our remaining two trading securities experienced unrealized losses in the third quarter of 2007 due to market conditions. Income from our strategic investments primarily resulted from the gain on the sale of a strategic investment that we liquidated during 2006 and the first half of 2007. In April 2007, we sold all remaining shares of this investment. Period-to-period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any dispositions.

The following table details the components of our other operating income.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Strategic investments	$24,295	$28,057	$1,058	$15,308
Trading securities	(987)	24,161	(9,261)	2,307
Financial instruments	4,303	3,265	1,610	1,273
Other	8,000	3,588	3,519	1,388

Other operating income (loss)	$35,611	$59,071	$(3,074)	$20,276

Loss and loss adjustment expense increased 29% and policy acquisition costs increased 16% in the first nine months of 2007, primarily due to the growth in net earned premium. The quarter-over-quarter percentage increase in loss and loss adjustment expense was 19% and was lower than the percentage increase in the nine months due to positive reserve development in the third quarter of 2007. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense increased 8% in the first nine months and decreased 2% in the third quarter of 2007, compared to the same prior year period. The year-to-year increase primarily related to compensation and other operating expenses of subsidiaries acquired in the second half of 2006. The quarter-to-quarter decrease related to lower legal and litigation costs in 2007. We had 1,646 employees at September 30, 2007 compared to 1,547 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was relatively flat at 33.4% for 2007, compared to 33.3% for 2006.
At September 30, 2007, book value per share was $20.39, up from $18.28 at December 31, 2006. Total assets were $8.1 billion and shareholders’ equity was $2.3 billion, compared to $7.6 billion and $2.0 billion, respectively, at December 31, 2006.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased 27% to $265.4 million in the first nine months of 2007 compared to $208.2 million in 2006, and 23% in the third quarter of 2007 compared to the same quarter of 2006. The growth in segment net earnings was driven by greater underwriting profits as a result of the operations of existing and acquired subsidiaries, the consolidation of an underwriting agency into one of our insurance companies effective April 1, 2006, and positive reserve development in the third quarter of 2007. The segment also had increased investment income. In October 2006, we acquired the Health Products Division, which has generated $186.5 million of net earned premium in 2007. Even though there is pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline.
Premium
Gross written premium increased 14% to $1.9 billion in the first nine months of 2007, primarily from the Health Products Division acquisition in October 2006. Net written premium increased 15% to $1.5 billion and net earned premium increased 23% to $1.5 billion for the same reason. Gross written premium, net written premium and net earned premium increased 11%, 11% and 17%, respectively, in the third quarter of 2007 compared to the same quarter of 2006. The fourth quarter of 2007 and 2006 will both include activity for the Health Products Division. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased slightly to 81% in 2007 from 80% in 2006.

The following tables provide premium information by line of business.

	Gross	Net	NWP as	Net
	written	written	% of	earned
	premium	premium	GWP	premium
Nine months ended September 30, 2007

Diversified financial products	$701,020	$564,832	81%	$580,983
Group life, accident and health	602,225	569,747	95	571,849
Aviation	154,745	113,914	74	115,491
London market account	189,995	107,952	57	92,763
Other specialty lines	210,242	144,446	69	124,248
Discontinued lines	(463)	(426)	nm	(426)

Totals	$1,857,764	$1,500,465	81%	$1,484,908

Nine months ended September 30, 2006

Diversified financial products	$690,779	$574,098	83%	$538,063
Group life, accident and health	415,215	388,895	94	385,257
Aviation	166,072	128,810	78	112,661
London market account	202,964	111,278	55	80,455
Other specialty lines	152,960	96,056	63	88,569
Discontinued lines	223	(23)	nm	(64)

Totals	$1,628,213	$1,299,114	80%	$1,204,941

Three months ended September 30, 2007

Diversified financial products	$228,618	$185,117	81%	$195,132
Group life, accident and health	197,051	185,799	94	187,209
Aviation	48,652	36,071	74	38,400
London market account	40,773	13,983	34	28,264
Other specialty lines	77,966	48,705	62	43,913
Discontinued lines	2	5	nm	4

Totals	$593,062	$469,680	79%	$492,922

Three months ended September 30, 2006

Diversified financial products	$240,046	$200,333	83%	$189,744
Group life, accident and health	142,457	130,007	91	129,234
Aviation	50,976	38,446	75	40,430
London market account	44,799	20,761	46	31,590
Other specialty lines	57,837	32,963	57	30,033
Discontinued lines	(14)	71	nm	19

Totals	$536,101	$422,581	79%	$421,050

nm — Not meaningful comparison

The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — The growth in our gross written premium for the first nine months of 2007 resulted primarily from organic growth in our surety and credit businesses, where pricing is stable and competition is reasonable. This growth offset declines in other products in this line, principally in directors’ and officers’ liability business. Gross written premium declined in the third quarter of 2007, primarily due to the decline in directors’ and officers’ liability business, which more than offset the increase in our surety and credit businesses. Gross written premium declined in our directors’ and officers’ liability business, as favorable loss experience in the market has resulted in lower rates and more competition. Premium volume in our other major products in this line was relatively stable. Overall pricing for these products is down slightly. Net written premium declined principally due to lower retentions in our international directors’ and officers’ liability business. The growth in net earned premium was due to our surety and credit businesses, as well as premium earned on a larger volume of 2006 written premium.

•	Group life, accident and health — Gross written, net written and net earned premium of our medical stop-loss and other medical excess products increased $186.5 million in 2007 from the acquisition of the Health Products Division. We retain all of our medical stop-loss and other medical excess business because the business is non-volatile and has very little catastrophe exposure. Profit margins remain at acceptable levels despite competition from the fully insured market.

•	Aviation — Our domestic aviation business is stable, while gross written premium of our international business has declined. We have exercised underwriting discipline and written less international business due to competition and the resultant pressure on pricing. However, margins on decreased premium volume are still acceptable. For the nine months, net written premium increased $12.5 million in 2006 due to a portfolio transfer of in-force premium to a new reinsurance program with a higher retention and decreased $2.5 million in 2007 due to a portfolio transfer with a lower retention.

•	London market account — Gross written premium and net written premium decreased slightly in 2007, as we wrote less energy business in a more competitive market. Premium rates are down in 2007. We reduced our aggregate property exposure in Florida and other hurricane-exposed onshore areas in 2006, and we are maintaining the reduced exposure in 2007. Additionally, due to the tightening of policy terms and conditions, our energy catastrophe exposure was significantly reduced in 2006, even though our business increased, and continues as such in 2007. Net earned premium increased in the first nine months of 2007 due to earnings from premium written in the prior year. Net written premium as a percentage of gross written premium for the three months ended September 30, 2007 declined due to lower gross written premium in 2007, coupled with relatively fixed excess of loss reinsurance costs in 2007 and 2006.

•	Other specialty lines — We experienced growth in our other specialty lines of business from increased writings in several products and from an acquisition. Net written premium and net earned premium increased due to higher gross written premium in those lines that have a higher retention rate. Our pricing in this line have been relatively stable.
Losses and Loss Adjustment Expense
Our net reserve releases related to estimated prior year losses, included in net incurred loss and loss adjustment expense, were $19.4 million in the first nine months of 2007 and $6.0 million in the first nine months of 2006. We had $23.0 million of net reserve releases related to estimated prior year losses in the third quarter of 2007 compared to $6.8 million in the third quarter of 2006. The 2007 net reserve releases related primarily to products in our diversified financial products line and the 2006 net reserve releases related primarily to aviation. The determination of the reserve releases resulted from our periodic review of ultimate loss ratios related to certain product lines. Deficiencies and redundancies in reserves occur as a result of our continuing reviews and as losses are finally settled or claims exposures change. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

Our year-to-date gross loss ratio was 58.2% in 2007 and 56.7% in 2006, increasing primarily due to a higher loss ratio in our medical stop-loss business, which is discussed below. The following table provides comparative net loss ratios by line of business.

	Nine months ended September 30,				Three months ended September 30,
	2007		2006		2007		2006
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$580,983	40.7%	$538,063	49.0%	$195,132	36.2%	$189,744	46.5%
Group life, accident and health	571,849	76.7	385,257	71.3	187,209	76.3	129,234	73.7
Aviation	115,491	59.0	112,661	55.9	38,400	68.2	40,430	55.0
London market account	92,763	58.2	80,455	44.5	28,264	45.6	31,590	42.9
Other specialty lines	124,248	68.9	88,569	58.1	43,913	67.8	30,033	55.2
Discontinued lines	(426)	nm	(64)	nm	4	nm	19	nm

Totals	$1,484,908	59.6%	$1,204,941	57.2%	$492,922	57.2%	$421,050	56.1%

Expense ratio		23.3		25.7		23.6		24.5

Combined ratio		82.9%		82.9%		80.8%		80.6%

nm – Not meaningful comparison
The change in net loss ratios between years and quarter-over-quarter resulted principally from the following factors:
•	Diversified financial products — The decrease in the loss ratio was due to better underwriting results for certain business written in 2006 and earned in 2007, compared to business written in 2005 and earned in 2006, and positive loss development on our directors’ and officers’, international professional indemnity, and domestic surety businesses. Additionally, our surety and credit businesses, which have lower loss ratios than other businesses in this line, are growing and reducing the overall loss ratio.
•	Group life, accident and health — The net loss ratio was higher on business acquired in the Health Products Division acquisition. Over time, as the acquired business is re-underwritten, we expect its loss ratio will decline. The net loss ratio was also higher due to higher than expected claims overall and more of our business being written on a net of commission basis. While the net business increased our loss ratio (since the denominator is lower), it reduced our expense ratio such that our combined ratio and margin for this business remain relatively stable.
•	Aviation — The loss ratio in the third quarter of 2007 was higher due to seasonal trends and higher than expected claims. The loss ratio in the prior year quarter included the effect of positive prior year development.
•	London market account — The higher loss ratio was principally due to negative development in our London accident and health and energy lines of business due to higher than expected claims.
•	Other specialty lines — The increase in the loss ratio relates to losses in our marine and UK liability lines of business.
Our net paid loss ratio was 47% in the first nine months of 2007 and 39% in the same period of 2006. The paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The increase was due to payment of claims related principally to the acquired Health Products Division business.

Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $267.8 million in the first nine months of 2007 from $231.0 million in the first nine months of 2006, due to growth in net earned premium. Policy acquisition costs as a percentage of net earned premium decreased to 18.0% in 2007 from 19.2% in 2006, principally due to lower commission costs on current business, particularly in the group life, accident and health line of business. The GAAP expense ratio of 23.3% in 2007 decreased in comparison to 25.7% in 2006 principally for the same reason.
Agency Segment
Revenue from our agency segment increased slightly to $133.0 million in the first nine months of 2007 compared to $130.9 million in the same period of 2006. New business from a company acquired in 2006 offset reduced business resulting from the consolidation of our London underwriting agency into one of our insurance companies, effective April 1, 2006. Segment net earnings decreased to $24.6 million in the first nine months of 2007, compared to $28.8 million in the first nine months of 2006, from the effects of a change in the mix of business written and settlement of certain litigation.
Other Operations Segment
Revenue from our other operations segment decreased $27.0 million in 2007 compared to 2006. We realized gains from sales of one strategic investment of $21.6 million in the first nine months of 2007 and $25.2 million in the first nine months of 2006. Our position in this strategic investment has been fully liquidated. We also recognized gains (losses) from our trading securities as follows: $(9.3) million in the third quarter, $6.1 million in the second quarter and $2.2 million in the first quarter of 2007, and $2.3 million, $17.2 million and $4.7 million in the comparable periods of 2006. We liquidated the majority of our trading securities portfolio in the fourth quarter of 2006, and our remaining two securities experienced unrealized losses in the third quarter of 2007 due to market conditions.
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
The components of our net operating cash flows are detailed in the following table.

	Nine months ended September 30,		Three months ended September 30,
	2007	2006	2007	2006
Net earnings	$295,787	$261,543	$97,925	$93,257
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(20,454)	(79,176)	(7,522)	(28,950)
Change in unearned premium, net	18,888	109,051	(22,745)	4,837
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	292,013	149,937	91,455	36,521
Change in trading portfolio	14,126	(99,193)	9,261	(14,702)
Other, net	14,499	17,544	46,185	8,802

Cash provided by operating activities	$614,859	$359,706	$214,559	$99,765

Cash provided by operating activities increased $255.2 million in the first nine months of 2007 and increased $114.8 million in the third quarter compared to comparable periods in 2006. We received $101.0 million of cash from commutations, included in cash provided by operating activities, in the first quarter of 2007. Excluding commutations, cash provided by operating activities increased $154.1 million in the first nine months of 2007. The increase resulted from cash related to the trading portfolio and an increase in net loss and loss adjustment expense payable and net earnings. We had $31.3 million of lower tax payments in the third quarter of 2007 compared to the third quarter of 2006.
Our combined cash position and investment portfolio increased by $607.0 million during 2007 to a total of $4.6 billion at September 30, 2007. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Our debt to total capital ratio was 11.6% at September 30, 2007 and 13.1% at December 31, 2006. The decrease relates to the growth in shareholders’ equity.
The following table shows the detail of our notes payable. Our actual debt balances as of October 31, 2007 are included to show the impact of financing the conversion of our 2.00% Convertible Exchange Notes described below.

	October 31,	September 30,	December 31,
	2007	2007	2006
1.30% Convertible Notes	$124,714	$124,714	$124,977
2.00% Convertible Exchange Notes	—	68,285	172,174
2.00% Convertible Exchange Notes in process of conversion	—	71,115	—
$300.0 million Revolving Loan Facility	—	40,000	—
$575.0 million Revolving Loan Facility	210,000	—	—
Other	—	—	11,736

Total notes payable	$334,714	$304,114	$308,887

Our 1.30% Convertible Notes are not eligible for conversion in the fourth quarter of 2007, as the market value of our common stock did not meet the trigger event in the third quarter of 2007. If the market value of our common stock were to meet the trigger price of $29.45 in future periods, we would issue approximately 1.3 million shares of our common stock for the value of the conversion premium should all holders elect conversion.
The terms of the 2.00% Convertible Exchange Notes provide that we can redeem the notes for cash anytime after September 1, 2007 by giving the holders 30 days notice. On September 10, 2007, we announced our intention to redeem all of the notes on October 10, 2007. The holders surrendered their notes for conversion before the redemption date. Each one thousand dollar principal amount is convertible into 46.8823 shares of our common stock, which represents an initial conversion price of $21.33 per share. We must settle any conversion by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. The cash payment and shares issuance occurs ten business days after surrender. The number of shares issuable is calculated by dividing the conversion premium by our average closing stock price for each day in this ten-day period. At September 30, 2007, some notes had been surrendered but had not yet been converted, since the ten-day period had not expired. These notes are reflected in the above table as “in process of conversion.” We used the Revolving Loan Facility to fund the cash portion of the conversions. We have issued 2.2 million shares of our common stock as of October 31, 2007 related to the notes presented for conversion.
In April 2007, we replaced our $300.0 million Revolving Loan Facility with a similar facility, which allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The new facility has more favorable terms than our prior facility. In October 2007, we increased the maximum allowed by the facility to $575.0 million. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be further increased to an aggregate of $700.0 million. We had $40.0 million outstanding on this line of credit at September 30, 2007 at an average interest rate of 6.4%. As of October 31, 2007, the outstanding balance increased to $210.0 million as we drew down on the line of credit to fund our principal payments on the 2.00% Convertible Exchange Notes.
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
2006 Stock Option Matter
In connection with our 2006 voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an inquiry into our past option pricing practices. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We are fully cooperating with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry, but it may result in additional professional fees including our advancement of attorneys’ fees incurred by our directors, certain officers and certain former executives and directors; may continue to occupy the time and attention of our management team; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.
Issues related to our 2006 stock option matter have exposed us to greater risks associated with litigation. Publicity resulting from this litigation may materially adversely affect us, regardless of the cause or effect of the actions. We currently have a derivative action naming a number of current and former officers and directors as defendants, for which HCC Insurance Holdings, Inc. is a nominal defendant. In addition, one class action has been filed against us and certain current and former officers and directors. We cannot assure you about the outcome of the derivative and class action lawsuits or any future litigation. The conduct and resolution of litigation could be time consuming, expensive, cause us to have to advance expenses in certain instances to current and former officers and directors, and may distract management from the conduct of our business. In addition, damages and other remedies awarded in any such litigation could harm our business and financial condition.
Related to the 2006 stock option matter, we have incurred $18.3 million of expense for attorneys’ fees, professional services and other related charges. We incurred $4.0 million in the first nine months, including $1.0 million in the third quarter, of 2007 and $2.5 million in both of the comparable periods of 2006. In order to treat our employees fairly, our Board of Directors decided to incur certain costs and reimburse employees for certain expenses related to our 2006 stock option matter. During the first quarter, we paid the personal tax liabilities that our employees incurred under Section 409A of the Internal Revenue Code for options exercised in 2006, thus resolving the $2.3 million liability accrued at December 31, 2006. We completed a Tender Offer on August 7, 2007 to reprice certain employees’ unexercised discounted options and provide cash reimbursements for the increase in option price. All employees accepted our offer to reprice their options and will receive their initial cash reimbursements on January 15, 2008. The estimated cost of $4.0 million for the aggregate reimbursements was accrued at December 31, 2006. During the first nine months of 2007, we collected $6.1 million of receivables due from certain former executives related to the 2006 stock option matter.
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
Of the total amount of our tax benefits related to uncertain tax positions, $9.1 million would positively affect the effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. As of the date of adoption, it was reasonably possible that the liabilities for our unrecognized tax benefits could decrease by $1.4 million in the subsequent twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. As of September 30, 2007, it is reasonably possible that the liabilities for our unrecognized tax benefits could decrease by an additional $1.1 million in the next twelve months, mainly due to the settlement of ongoing audits with foreign tax authorities and the expiration of federal and state statute of limitations. We are subject to examination by the Internal Revenue Service and most state tax jurisdictions for the years 2004 and forward and by major foreign tax jurisdictions for the years 2001 and forward.
SFAS 157 and 159
The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits a company to choose to measure eligible financial assets and liabilities at fair value that are not currently required to be measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each reporting date. Both SFAS 157 and SFAS 159 will be effective on January 1, 2008. We are currently assessing what impact SFAS 157 will have on our consolidated financial statements and whether we will adopt SFAS 159.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.
(b) Changes in Internal Control over Financial Reporting
During the third quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
In 2006, based on a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Committee completed the investigation on November 16, 2006. Based on the Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an inquiry upon being notified by us of the initiation of our investigation. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We are fully cooperating with the SEC. We are unable to predict the outcome of or the future costs related to the ongoing inquiry.
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
In addition to the litigation discussed above, the following lawsuits related to our 2006 stock option matter have been filed:
Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. We are named as a nominal defendant in this putative derivative action. The action purports to assert claims on behalf of us against several current and former officers and directors alleging improper manipulation of grant dates for option grants from 1995 through 2006, and includes causes of action for an accounting, breach of fiduciary duty, aiding and abetting breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, corporate waste, unjust enrichment and rescission, as well as a claim under Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act. Plaintiffs seek on our behalf, damages, punitive damages, disgorgement, restitution, rescission, an accounting, imposition of a constructive trust and changes in our corporate governance and internal controls. Plaintiffs also seek to recover their attorneys’ fees and costs from us for prosecuting the derivative claims. In response, we filed a motion to stay proceedings, which was granted by the court. Recently, the parties agreed to extend the stay, subject to approval by the court.
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. In their amended complaint, plaintiffs seek to represent a class of persons who purchased or otherwise acquired our securities between May 3, 2005 and November 17, 2006, inclusive. The amended complaint purports to assert claims arising out of improper manipulation of option grant dates, alleging violation of Sections 20(a) and 10(b) of the Securities Exchange Act, as well as Rule 10b-5 promulgated thereunder. Plaintiff seeks recovery of compensatory damages for the putative class and costs and expenses. On September 21, 2007, jointly with the other defendants, we filed a motion to dismiss the suit. That motion is currently pending before the court.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6. Exhibits
a. Exhibits
3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8, Registration No. 333-61687, filed August 17, 1998).

3.2	Bylaws of HCC Insurance Holdings, Inc., as amended (incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1, Registration No. 33-48737, filed October 27, 1992).

10.1	Employment Agreement effective March 1, 2007 between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr. (incorporated by reference to Exhibit 10.1 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 10, 2007).

10.2	Employment Agreement effective March 1, 2007 between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr. (incorporated by reference to Exhibit 10.2 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 10, 2007).

10.3	Employment Agreement effective March 1, 2007 between HCC Insurance Holdings, Inc. and Michael J. Schell (incorporated by reference to Exhibit 10.3 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 10, 2007).

10.4	Employment Agreement effective March 1, 2007 between HCC Insurance Holdings, Inc. and Craig J. Kelbel (incorporated by reference to Exhibit 10.4 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 10, 2007).

10.5	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Frank J. Bramanti (incorporated by reference to Exhibit 10.1 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 31, 2007).

10.6	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr. (incorporated by reference to Exhibit 10.2 to HCC Insurance Holdings, Inc.’s Current Report on Form 8-K, File No. 001-13790, filed August 31, 2007).

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)

November 8, 2007 (Date)	/s/ Frank J. Bramanti Frank J. Bramanti, Chief Executive Officer

November 8, 2007 (Date)	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer