Form 10-K
period 2007-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2008-02-29
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2007

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

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value on June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $3.7 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 15, 2008 was 115.3 million.

DOCUMENTS INCORPORATED BY REFERENCE:

Information called for in Part III of this Form 10-K is incorporated by reference to the registrant’s definitive Proxy Statement to be filed within 120 days of the close of the registrant’s fiscal year in connection with the registrant’s annual meeting of shareholders.

HCC INSURANCE HOLDINGS, INC.

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created by those laws. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements include information about possible or assumed future results of our operations. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate may occur in the future, including such things as growth of our business and operations, business strategy, competitive strengths, goals, plans, future capital expenditures and references to future successes may be considered forward-looking statements. Also, when we use words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “probably” or similar expressions, we are making forward-looking statements.

Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in the fixed income securities market, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	impairment of goodwill;

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems;

•	developments in the SEC’s inquiry related to our stock option granting procedures; and

•	change of control.

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

Business Overview

HCC Insurance Holdings, Inc. is a Delaware corporation, which was formed in 1991. Its predecessor corporation was formed in 1974. Our principal executive offices are located at 13403 Northwest Freeway, Houston, Texas 77040, and our telephone number is (713) 690-7300. We maintain an Internet website at www.hcc.com. The reference to our Internet website address in this Report does not constitute the incorporation by reference of the information contained at the website in this Report. We will make available, free of charge through publication on our Internet website, a copy of our Annual Report on Form 10-K and quarterly reports on Form 10-Q and any current reports on Form 8-K or amendments to those reports, filed with or furnished to the Securities and Exchange Commission (SEC) as soon as reasonably practicable after we have filed or furnished such materials with the SEC.

As used in this report, unless otherwise required by the context, the terms “we,” “us” and “our” refer to HCC Insurance Holdings, Inc. and its consolidated subsidiaries and the term “HCC” refers only to HCC Insurance Holdings, Inc. All trade names or trademarks appearing in this report are the property of their respective holders.

We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We concentrate our activities in selected, narrowly defined, specialty lines of business. We operate primarily in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland. Some of our operations have a broader international scope. We underwrite on both a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance (assumed) basis, where we insure all or a portion of another, or ceding, insurance company’s risk in exchange for all or a portion of the ceding insurance company’s premium for the risk. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators.

Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2003 through 2006, which is the latest period for which industry information is available, we had an average statutory combined ratio of 89.4% versus the less favorable 97.9% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2003 through 2007, our gross written premium increased from $1.7 billion to $2.5 billion, an increase of 41%, while net written premium increased 129% from $0.9 billion to $2.0 billion. During this period, our revenue increased from $0.9 billion to $2.4 billion, an increase of 154%. During the period December 31, 2003 through December 31, 2007, our shareholders’ equity increased 133% from $1.0 billion to $2.4 billion and our assets increased 65% from $4.9 billion to $8.1 billion.

Our insurance companies are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

•	Diversified financial products

•	Group life, accident and health

•	Aviation

•	London market account

•	Other specialty lines

Our domestic operating insurance companies are rated “AA (Very Strong)” (3rd of 23 ratings) by Standard & Poor’s Corporation and “AA (Very Strong)” by Fitch Ratings (3rd of 21 ratings). Our international operating insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation. Avemco Insurance Company, HCC Life Insurance Company, Houston Casualty Company and U.S. Specialty Insurance Company are rated “A+ (Superior)” (2nd of 16 ratings) by A.M. Best Company, Inc. American Contractors

Indemnity Company, Perico Life Insurance Company, United States Surety Company and HCC Insurance Company are rated “A (Excellent)” (3rd of 16 ratings) by A.M. Best Company, Inc.  Standard & Poor’s, Fitch Ratings and A.M. Best are internationally recognized independent rating agencies. These financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors.

Our underwriting agencies underwrite on behalf of our insurance companies and in certain situations for other unaffiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based on fee income and profit commissions. The agencies specialize in the following types of business: contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; marine; professional indemnity; public entity; various financial products; short-term medical; and other specialty business. Our principal underwriting agencies are Covenant Underwriters, G.B. Kenrick & Associates, HCC Global Financial Products, HCC Indemnity Guaranty Agency, HCC Specialty Underwriters, MultiNational Underwriters, LLC, Professional Indemnity Agency and RA&MCO Insurance Services.

Our brokers provide reinsurance and insurance brokerage services for our insurance companies, agencies and our clients and receive fees for their services. A reinsurance broker structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance brokers do not bear any of the insurance risks of their client companies. They earn commission income, and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. Insurance broker operations consist of consulting with retail and wholesale clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks. Our brokers specialize in placing insurance and reinsurance for group life, accident and health, aviation, surety, marine, and property and casualty lines of business. Our brokers are Continental Underwriters, HCC Risk Management and Rattner Mackenzie.

Our Strategy

Our business philosophy is to maximize underwriting profits and produce non-risk-bearing fee and commission income while limiting risk in order to preserve shareholders’ equity and maximize earnings. We concentrate our insurance writings in selected, narrowly defined, specialty lines of business in which we believe we can achieve an underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to achieve our strategic objectives. We market our insurance products both directly to customers and through affiliated and independent brokers, agents, producers and third party administrators.

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

In our insurance company operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business, allows us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of increased competition. In addition, we believe that our underwriting agencies and brokers complement our insurance underwriting activities. Our ability to utilize affiliated insurers, underwriting agencies and reinsurance brokers permits us to retain a greater portion of the gross revenue derived from our written premium.

Following a period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past four years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in response to these market conditions, to the increased spread provided by our overall book of business, and to our increased capital strength. During 2005 and 2006, we increased our retentions on certain of our lines of business that were not generally exposed to catastrophe risk and where profit margins were usually more predictable. These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profits, investment income and net earnings.

Through reinsurance, our insurance companies transfer or cede all or part of the risk we have underwritten to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss to our insurance companies from both individual and catastrophic risks. The amount of reinsurance we purchase varies depending on, among other things, the particular risks inherent in the policies underwritten, the pricing of reinsurance and the competitive conditions within the relevant line of business.

When we decide to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profits without increasing our exposure to severe or catastrophe losses. In this regard, we may purchase less proportional or quota share reinsurance applicable to that line, thus accepting more of the risk but possibly replacing it with specific excess of loss reinsurance, in which we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in a line of business in which we believe there has been a favorable loss history, our policy limits are relatively low or we determine there is a low likelihood of catastrophe exposure.

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

In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business in which there is an anticipation of underwriting profits based on various factors including premium rates, the availability and cost of reinsurance, policy terms and conditions, and market conditions;

•	limit our insurance companies’ aggregate net loss exposure from a catastrophic loss through the use of reinsurance for those lines of business exposed to such losses and diversification into lines of business not exposed to such losses; and

•	consider the potential acquisition of specialty insurance operations and other strategic investments.

Industry Segment and Geographic Information

Financial information concerning our operations by industry segment and geographic data is included in the Consolidated Financial Statements and Notes thereto.

Acquisitions

We have made a series of acquisitions that have furthered our overall business strategy. Our major transactions during the last three years are described below:

On February 25, 2005, we acquired United States Surety Company through a merger effected with its parent company, USSC Holdings, Inc. We issued 1.2 million shares of our common stock in connection with the acquisition. United States Surety Company is a Maryland-domiciled surety company and operates as a part of our HCC Surety Group.

On July 14, 2005, we acquired the remaining 66% of De Montfort Group Limited that we did not already own for $10.5 million and 274,000 shares of our common stock. We acquired our initial 34% interest in January 2005. The key operating subsidiary, De Montfort Insurance Company, provides surety and credit insurance. It was renamed HCC International Insurance Company, and a significant amount of our other United Kingdom operations were combined with this company.

On December 1, 2005, we acquired Perico Ltd., a medical stop-loss insurance underwriting agency headquartered in St. Louis, Missouri. We paid $30.0 million and issued 158,599 shares of our common stock in connection with the acquisition. The operations of Perico Ltd. have been consolidated into Perico Life Insurance Company.

On December 13, 2005, we acquired MIC Life Insurance Corporation, a Delaware-domiciled insurance company, for $20.0 million. MIC was renamed Perico Life Insurance Company and operates in St. Louis, Missouri.

On December 21, 2005, we acquired the remaining 80% of HCCL Holdings Limited (UK), formerly Illium Insurance Group, Ltd., that we did not already own for $2.5 million. We acquired our initial 20% interest in March 2004. HCCL Holdings Limited (UK) is the parent of HCC Underwriting Agency Ltd. (UK), a managing agent for Syndicates 4040 and 4141 at Lloyd’s of London, which specialize in United Kingdom third party liability, employers’ liability and commercial motor risks and short-term medical risks, respectively. One of our insurance companies is a substantial participant in these syndicates.

On July 1, 2006, we acquired G.B. Kenrick & Associates, Inc., an underwriting agency located in Auburn Hills, Michigan, recognized as a premier underwriter of public entity insurance, for $18.0 million cash. Kenrick operates as a subsidiary of Professional Indemnity Agency.

On October 2, 2006, we acquired the assets of the Health Products Division of Allianz Life Insurance Company of North America (the Health Products Division) for cash consideration of $140.0 million and assumed the outstanding loss reserves. The Health Products Division’s operations include medical stop-loss insurance for self-insured corporations and groups; medical excess insurance for HMOs; provider excess insurance for integrated delivery systems; excess medical reinsurance to small and regional insurance carriers; and LifeTrac, a network for providing organ and bone marrow transplants. During 2007, the Health Products Division wrote $241.0 million in annual gross premium. We integrated the Health Products Division’s operations into HCC Life Insurance Company.

On January 2, 2008, we acquired MultiNational Underwriters, LLC, an underwriting agency located in Indianapolis, Indiana for cash consideration of $42.0 million and possible additional cash consideration depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance. We formed Syndicate 4141 at Lloyd’s of London to write the international business.

We continue to evaluate acquisition opportunities, and we may complete additional acquisitions during 2008. Any future acquisitions will be designed to expand and strengthen our existing lines of business or to provide access to additional specialty sectors, which we expect to contribute to our overall growth.

Insurance Company Operations

  Lines of Business

This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands):

	2007		2006		2005

Diversified financial products	$963,355	39%	$956,057	43%	$908,526	45%
Group life, accident and health	798,684	33	621,639	28	593,382	29
Aviation	195,809	8	216,208	10	210,530	10
London market account	213,716	9	234,868	10	144,425	7
Other specialty lines	280,040	11	205,651	9	176,139	9
Discontinued lines of business	(425)	—	1,225	—	5,284	—

Total gross written premium	$2,451,179	100%	$2,235,648	100%	$2,038,286	100%

This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands):

	2007		2006		2005

Diversified financial products	$771,648	39%	$794,232	44%	$675,942	45%
Group life, accident and health	759,207	38	590,811	33	502,805	34
Aviation	145,761	7	166,258	9	130,743	9
London market account	118,241	6	127,748	7	78,809	5
Other specialty lines	191,151	10	133,481	7	109,106	7
Discontinued lines of business	(399)	—	22	—	3,819	—

Total net written premium	$1,985,609	100%	$1,812,552	100%	$1,501,224	100%

This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our continuing lines of business:

	2007	2006	2005

Diversified financial products	80%	83%	74%
Group life, accident and health	95	95	85
Aviation	74	77	62
London market account	55	54	55
Other specialty lines	68	65	62

Consolidated percentage retained	81%	81%	74%

  Underwriting

We underwrite business produced through affiliated underwriting agencies, through independent and affiliated brokers, producers and third party administrators, and by direct marketing efforts. We also write facultative or individual account reinsurance, as well as some treaty reinsurance business.

  Diversified Financial Products

We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

• directors’ and officers’ liability	• surety and credit
• employment practices liability	• various financial products
• professional indemnity

We began to underwrite this line of business through a predecessor company in 1977. Our insurance companies started participating in this business in 2001. We have substantially increased our level of business through the acquisition of a number of agencies and insurance companies that operate in this line of business, both domestically and internationally. Each of the acquired entities has significant experience in its respective specialty within this line of business. We have also formed entities developed around teams of experienced underwriters that offer these products.

In 2002 and 2003, following several years of insurance industry losses, significant rate increases were experienced throughout our diversified financial products line of business, particularly directors’ and officers’ liability, which we began underwriting in 2002. We benefited greatly from these improved conditions despite the fact that we had not been involved in the past losses. Rates softened between 2004 and 2007 for some of the products in this line, but our underwriting margins are still very profitable. There is also considerable investment income derived from diversified financial products due to the extended periods involved in claims resolution.

We had previously maintained reinsurance on our diversified financial products line of business, primarily on a proportional basis, but over the past three years we have substantially increased our retentions. Although individual losses in the directors’ and officers’ public company liability business may have potential severity, we expect this business to be profitable. Net premium written for the public company directors’ and officers’ liability was approximately $202.0 million in 2007. The remainder of the diversified financial products business is less volatile with relatively low limits.

  Group Life, Accident and Health

We write medical stop-loss business through HCC Life Insurance Company and, since its December 2005 acquisition, Perico Life Insurance Company. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employees’ medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We first began writing this business through a predecessor company in 1980. Our insurance companies started participating in this business in 1997. This line of business has grown both organically and through acquisitions. We are considered a market leader in medical stop-loss insurance. We also underwrite a small program of group life insurance, offered to our insureds as a complement to our medical stop-loss products.

Premium rates for medical stop-loss business rose substantially beginning in 2000 and, although competition has increased in recent years and the amount of premium rate increases has decreased, underwriting results have remained profitable. Premium rate increases together with deductible increases are still adequate to cover medical cost trends. Medical stop-loss business has relatively low limits, a low level of catastrophe exposure and a generally predictable result. Therefore, we have increased our retentions since 2001 and currently buy no reinsurance for this line of business.

Our risk management business is composed of provider excess, HMO and medical excess risks. This business has relatively lower limits and a low level of catastrophe exposure. The business is competitive, but remains profitable.

We began writing alternative workers’ compensation and occupational accident insurance in 1996. This business is currently written through U.S. Specialty Insurance Company. These products have relatively low limits, a relatively low level of catastrophe exposure and a generally predictable result.

With the acquisition of MultiNational Underwriters, LLC, we began writing short-term domestic and international medical insurance that covers individuals when there is a lapse in coverage or when traveling internationally. This business has relatively low limits and the term is generally of short duration. This business is primarily produced on an internet platform.

  Aviation

We are a market leader in the general aviation insurance industry insuring aviation risks, both domestically and internationally. Types of aviation business we insure include:

• antique and vintage military aircraft	• fixed base operations
• cargo operators	• military and law enforcement aircraft
• commuter airlines	• private aircraft owners
• corporate aircraft	• rotor wing aircraft

We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We generally do not insure major airlines, major manufacturers, products or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during warm weather months.

We have been underwriting aviation risks through Houston Casualty Company since 1981 and since 1959 in Avemco Insurance Company and U.S. Specialty Insurance Company, which were acquired in 1997. We are one of the largest writers of personal aircraft insurance in the United States. Our aviation gross premium has remained relatively stable since 1998, although we have increased our retentions as this business is predominantly written with small limits and has generally predictable results. The market related to international risks is very competitive and has seen rate decreases over the last few years, but is now showing signs of stabilizing.

  London Market Account

Our London market account business consists of marine, energy, property, and accident and health business and has been primarily underwritten by Houston Casualty Company’s London branch office. During 2006, we began to utilize HCC International Insurance Company to underwrite the non-U.S. based risks that comprise this line of business. This line includes most of our catastrophe exposures. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line. The following table presents the details of net premium written within the London market account line of business (in thousands):

	2007	2006	2005

Marine	$30,685	$26,664	$23,799
Energy	45,962	57,619	15,621
Property	19,856	18,049	18,379
Accident and health	21,738	25,416	21,010

Total London market account net written premium	$118,241	$127,748	$78,809

We underwrite marine risks for ocean-going vessels including hull, protection and indemnity, liabilities and cargo. We have underwritten marine risks since 1984 in varying amounts depending on market conditions.

In our energy business, we underwrite physical damage, business interruption and other ancillary coverages. We have been underwriting both onshore and offshore energy risks since 1988. This business includes but is not limited to:

• drilling rigs	• petrochemical plants
• gas production and gathering platforms	• pipelines
• natural gas facilities	• refineries

Rates were relatively low for an extended period of time, reaching levels where underwriting profitability was difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Underwriting profitability was adversely impacted by hurricane activity that occurred in 2004 and 2005, but this resulted in 2006 rates increasing substantially and policy conditions becoming more stringent. Competitive pressures increased in 2007, adversely affecting prices, causing us to write less of this business. The business was very profitable in 2006 and 2007 because there were no catastrophe losses. However, we continue to reinsure much of our catastrophe exposure, buying substantial amounts of reinsurance on an excess of loss basis.

We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties, which include but are not limited to:

• factories	• office buildings
• hotels	• retail locations
• industrial plants	• utilities

We have written property business since 1986, including business interruption, physical damage and catastrophe risks, such as flood and earthquake. Rates increased significantly following September 11, 2001, but trended downward by 2005 despite the hurricane activity in 2004. Massive losses from hurricanes in 2005 resulted in substantial rate increases, but due to over capacity, policy conditions have remained unchanged, unlike energy risks. Accordingly, we substantially reduced our involvement in policies with exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance, unlike many industry participants, which was shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While the hurricane activity seriously affected our earnings in the third quarters of 2004 and 2005, we still were able to produce record annual earnings in those years, and this business was profitable in 2006 and 2007 as there were no significant catastrophe losses.

We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experience and other market factors, we significantly decreased premiums starting in 2004, although our business is now much more stable and profitable.

Our London market account is reinsured principally on an excess of loss basis. We closely monitor catastrophe exposure and purchase reinsurance to limit our net exposure to a level such that any loss is not expected to impact our capital. Previous net catastrophe losses from Hurricane Andrew in 1992, the Northridge Earthquake in 1994, the terrorist attacks on September 11, 2001, and the hurricanes of 2004 and 2005 did not exceed net earnings in the affected quarter.

  Other Specialty Lines

In addition to the above, we underwrite various other specialty lines of business, including different types of property and liability business, for which individual premiums by type of business are not at this time significant to our overall results of operations.

Insurance Companies

  Houston Casualty Company

Houston Casualty Company is our largest insurance company subsidiary. It is domiciled in Texas and insures risks worldwide. Houston Casualty Company underwrites business produced by independent agents and brokers, affiliated underwriting agencies, one unaffiliated underwriting agency, reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes diversified financial products, aviation, London market account and other specialty lines of business. Houston Casualty Company’s 2007 gross written premium, including Houston Casualty Company-London, was $664.6 million.

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

  HCC International Insurance Company

HCC International Insurance Company PLC writes diversified financial products business, primarily surety, credit and professional indemnity products, and non-United States based London market account risks. HCC International Insurance Company has been in operation since 1982 and is domiciled in the United Kingdom. HCC International Insurance Company’s 2007 gross written premium was $230.2 million. We intend to continue to expand the underwriting activities of HCC International Insurance Company and to use it as an integral part of a European platform for our international insurance operations.

  U.S. Specialty Insurance Company

U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It primarily writes diversified financial products, aviation and accident and health business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2007 was $490.0 million.

  HCC Life Insurance Company

HCC Life Insurance Company is an Indiana-domiciled life insurance company. It operates as a group life, accident and health insurer. This business is produced by unaffiliated agents, brokers and third party administrators. In early 2005, we consolidated the operations of our underwriting agency, HCC Benefits Corporation, into HCC Life Insurance Company. In 2006, the Health Products Division was acquired and integrated into HCC Life Insurance Company. HCC Life Insurance Company’s gross written premium in 2007 was $711.6 million.

  Avemco Insurance Company

Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of general aviation business. It has also been an issuing carrier for accident and health business and some other lines of business underwritten by our underwriting agencies and an affiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2007 was $66.3 million.

  American Contractors Indemnity Company

American Contractors Indemnity Company is a California-domiciled surety company. It writes court, specialty contract, license and permit, and bail bonds. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2007 gross written premium was $96.7 million.

  HCC Europe

Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer. It underwrites diversified financial products business. HCC Europe is also an issuing carrier for business underwritten by our underwriting agencies and has been in operation since 1978. HCC Europe’s gross written premium in 2007 was $136.9 million.

  HCC Reinsurance Company

HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company that writes assumed reinsurance from our insurance companies and a limited amount of direct insurance. HCC Reinsurance Company is an issuing carrier for diversified financial products business underwritten by our underwriting agency, HCC Indemnity Guaranty. HCC Reinsurance Company also reinsures our proportional interests in Lloyd’s of London Syndicates 4040 and 4141. HCC Reinsurance Company’s gross written premium in 2007 was $116.4 million.

  HCC Specialty Insurance Company

HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company in operation since 2002. It writes diversified financial products and other specialty lines of business produced by affiliated underwriting agencies and one unaffiliated underwriting agency. HCC Specialty Insurance Company’s gross written premium in 2007 was $19.0 million and was 100% ceded to Houston Casualty Company.

  United States Surety Company

United States Surety Company is a Maryland-domiciled surety company that has been in operation since 1996. It writes contract bonds and operates as a part of our HCC Surety Group. United States Surety Company’s 2007 gross written premium was $25.5 million.

  Perico Life Insurance Company

Perico Life Insurance Company was a previously dormant company acquired in December 2005 and is a Delaware-domiciled life insurance company. Perico Life Insurance Company now operates as a group life, accident and health insurer. In 2006, we consolidated the operations of Perico Ltd. into Perico Life Insurance Company. Perico Life Insurance Company’s 2007 gross written premium was $47.2 million.

  HCC Insurance Company

HCC Insurance Company is an Indiana-domiciled property and casualty insurance company. It writes business included in our other specialty lines of business that is produced by one of our underwriting agencies. HCC Insurance Company’s gross written premium in 2007 was 100% ceded to Houston Casualty Company.

  Lloyd’s of London Syndicates

We currently have an 87% participation in Lloyd’s of London Syndicate 4040, which writes business included in our other specialty lines of business, and a 100% participation in recently formed Lloyd’s of London Syndicate 4141, which writes business in our group life, accident and health line of business. These syndicates are managed by HCC Underwriting Agency, Ltd. (UK). Our participation in these syndicates is reinsured by HCC Reinsurance Company. We expect to use our Lloyd’s of London platform and the licenses it affords us to write business that is unique to Lloyd’s of London and to write business in countries where our other insurance companies are not currently licensed.

Underwriting Agency Operations

Historically, we have acquired underwriting agencies with seasoned books of business and experienced underwriters. These agencies control the distribution of their business. After we acquire an agency, we generally begin to write some or all of its business through our insurance companies and in some cases the insurance companies reinsure some of the business with unaffiliated insurance companies. Over time, we retain greater percentages of this business, reducing the revenues of our underwriting agencies, but increasing our underwriting profits. We have also consolidated certain of our underwriting agencies with our insurance companies when our retention of their business approached 100%. We plan to continue this process into the future.

Our underwriting agencies act on behalf of affiliated and unaffiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure the business written by our underwriting agencies. Our underwriting agencies generated total revenue in 2007 of $146.5 million.

  Professional Indemnity Agency

Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with operations in San Francisco, California, Concord, California, and Auburn Hills, Michigan, acts as an underwriting manager for diversified financial products specializing in directors’ and officers’ liability and professional indemnity, kidnap and ransom, employment practice liability, public entity, and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1977.

  HCC Specialty Underwriters

HCC Specialty Underwriters Inc., with its home office in Wakefield, Massachusetts and with branch offices in London, England, Los Angeles, California and New York, New York, acts as an underwriting manager for sports disability, contingency, film completion and other group life, accident and health and specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1982.

  HCC Global Financial Products

HCC Global Financial Products, LLC acts as an underwriting manager for diversified financial products, specializing in directors’ and officers’ liability business on behalf of affiliated insurance companies. It has been in operation since 1999, underwriting domestic business from Farmington, Connecticut, Jersey City, New Jersey and Houston, Texas and international business from Barcelona, Spain, London, England, and Miami, Florida.

  Covenant Underwriters

Covenant Underwriters, Ltd. is an underwriting agency based in Covington, Louisiana with an office in New York, New York, specializing in commercial marine insurance underwritten on behalf of affiliated and unaffiliated insurance companies. It has been in operation through predecessor entities since 1993.

  HCC Indemnity Guaranty Agency

HCC Indemnity Guaranty Agency, Inc. is an underwriting agency based in New York, New York, specializing in writing insurance and reinsurance related to various financial products. It writes on behalf of affiliated insurance companies. It has been in operation since 2004.

  HCC Underwriting Agency, Ltd. (UK)

HCC Underwriting Agency, Ltd. (UK) is a managing agent for two Lloyd’s of London syndicates, which specialize in United Kingdom third party liability, employers’ liability, commercial motor and short-term medical risks. One of our insurance companies is a participant in these syndicates, with our current participation of 87% in Syndicate 4040 and 100% in Syndicate 4141. We plan to use HCC Underwriting Agency, Ltd. (UK) and its managed syndicates as a platform for expanding our operations within the Lloyd’s of London market. HCC Underwriting Agency, Ltd. (UK) has been in operation since 2004.

  MultiNational Underwriters, LLC

MultiNational Underwriters, LLC, based in Indianapolis, Indiana, is an underwriting agency specializing in domestic and international short-term medical insurance, which is written principally through an internet platform. The domestic business is written on behalf of one of our domestic insurance companies and the international business is written by Lloyd’s of London Syndicate 4141, which is managed by one of our subsidiaries and in which we have a 100% participation.

Reinsurance and Insurance Broker Operations

Our reinsurance and insurance brokers provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies, and other risk-taking entities. The brokers earn commission income and, to a lesser extent, fees for certain services, which are generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies and they may retain a portion of the risk. Total revenue generated by our brokers in 2007 amounted to $32.1 million.

  Rattner Mackenzie

Rattner Mackenzie Limited is a reinsurance broker based in London, England, with additional operations in Hamilton, Bermuda and Mt. Kisco, New York. Rattner Mackenzie specializes in group life, accident and health reinsurance and some specialty property and casualty lines of business. It operates as a Lloyd’s of London broker for insurance and reinsurance business placed on behalf of unaffiliated and affiliated insurance companies, reinsurance companies and underwriting agencies and has been in operation since 1989.

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

Other Operations

Other operating income consists of the following:

•	Equity in the earnings of mainly insurance-related companies in which we invest;

•	Dividends and interest from certain other insurance-related strategic investments and gains or losses from the disposition of these investments;

•	Income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments;

•	The profit or loss from a portfolio of trading securities; and

•	Other miscellaneous income.

Other operating income was $43.5 million in 2007 and $77.0 million in 2006, and can vary considerably from period to period depending on the amount of investment or disposition activity. In the fourth quarter of 2006, we began liquidating our trading portfolio, a process that was completed in 2007 with the exception of two investment positions. We invested the proceeds primarily in fixed income securities.

Operating Ratios

  Premium to Surplus Ratio

This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2007	2006	2005	2004	2003

Gross written premium	$2,460,498	$2,243,843	$2,049,116	$1,992,361	$1,746,413
Net written premium	1,985,641	1,812,896	1,495,931	1,121,343	867,795
Policyholders’ surplus	1,744,889	1,342,054	1,110,268	844,851	591,889
Gross written premium ratio	141.0%	167.2%	184.6%	235.8%	295.1%
Gross written premium industry average(1)	*	171.0%	192.7%	201.6%	219.3%
Net written premium ratio	113.8%	135.1%	134.7%	132.7%	146.6%
Net written premium industry average(1)	*	90.4%	99.8%	108.5%	117.4%

(1)	Source: A.M. Best Company, Inc.

*	Not available

While there is no statutory requirement regarding a permissible premium to policyholders’ surplus ratio, guidelines established by the National Association of Insurance Commissioners provide that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% and net written premium should not exceed 300% of its policyholders’ surplus. However, industry and rating agency guidelines place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained ratios lower than such guidelines.

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

	2007	2006	2005	2004	2003

Loss ratio	59.6%	59.2%	67.1%	63.8%	66.1%
Expense ratio	23.8	25.0	26.1	26.7	24.6

Combined ratio — GAAP	83.4%	84.2%	93.2%	90.5%	90.7%

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

	2007	2006	2005	2004	2003

Loss ratio	60.6%	60.0%	67.1%	64.3%	66.8%
Expense ratio	23.9	24.0	25.5	26.7	23.0

Combined ratio — Statutory	84.5%	84.0%	92.6%	91.0%	89.8%

Industry average	*	92.5%	100.7%	98.3%	100.1%

*	Not available

The statutory ratio data is not intended to be a substitute for results of operations in accordance with generally accepted accounting principles. We believe including this information is useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports insurer performance based on statutory financial data to provide more standardized comparisons among individual companies and to provide overall industry performance. This data is not an evaluation directed at investors.

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

To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following:

•	Information used to price the applicable policies;

•	Historical loss information where available;

•	Any public industry data for that line or similar lines of business; and

•	An assessment of current market conditions.

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

With the exception of 2004, our net reserves historically have shown favorable development except for the effects of losses from commutations, which we have completed in the past and may negotiate in the future. Commutations can produce adverse prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout of the reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that our net reserves are adequate.

The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. There is no precise method for the subsequent evaluation of the adequacy of the consideration given to inflation, or to any other specific factor, or to the way one factor may impact another.

We underwrite risks that are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings.

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

The first line of each loss development triangle presents, for the years indicated, our gross or net reserve liability, including the reserve for incurred but not reported losses. The first section of each table shows, by year, the cumulative amounts of loss and loss adjustment expense paid at the end of each succeeding year. The second section sets forth the re-estimates in later years of incurred losses, including payments, for the years indicated. The “cumulative redundancy (deficiency)” represents, at the date indicated, the difference between the latest re-estimated liability and the reserves as originally estimated.

This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

Balance sheet reserves	$3,227,080	$3,097,051	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117	$871,104	$460,511	$275,008
Reserve adjustments from acquisition and disposition of subsidiaries	—	—	—	—	—	5,587	—	(66,571)	(32,437)	(136)	—

Adjusted reserves	3,227,080	3,097,051	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008
Cumulative paid at:
One year later		797,217	689,126	511,766	396,077	418,809	390,232	400,279	424,379	229,746	160,324
Two years later			1,077,954	780,130	587,349	548,941	612,129	537,354	561,246	367,512	209,724
Three years later				993,655	772,095	659,568	726,805	667,326	611,239	419,209	241,523
Four years later					866,025	823,760	803,152	720,656	686,730	435,625	259,067
Five years later						886,458	921,920	758,126	721,011	453,691	262,838
Six years later							1,009,049	835,994	725,639	462,565	267,038
Seven years later								924,803	752,733	462,126	270,362
Eight years later									817,615	464,748	268,939
Nine years later										474,358	269,751
Ten years later											275,708
Re-estimated liability at:
End of year	3,227,080	3,097,051	2,813,720	2,089,199	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375	275,008
One year later		3,006,430	2,810,419	2,118,471	1,641,426	1,287,003	1,109,098	922,080	836,775	550,409	308,501
Two years later			2,698,947	2,112,303	1,666,931	1,393,143	1,241,261	925,922	868,438	545,955	316,250
Three years later				2,025,133	1,690,729	1,464,448	1,384,608	1,099,657	854,987	547,179	304,281
Four years later					1,619,744	1,506,360	1,455,046	1,102,636	900,604	537,968	305,022
Five years later						1,453,674	1,480,193	1,135,143	887,272	522,183	295,975
Six years later							1,433,630	1,137,652	894,307	521,399	296,816
Seven years later								1,079,353	899,212	513,918	292,544
Eight years later									879,805	511,323	291,164
Nine years later										497,774	287,021
Ten years later											283,284
Cumulative redundancy (deficiency)		$90,621	$114,773	$64,066	$(94,431)	$(289,172)	$(301,372)	$(201,807)	$(41,138)	$(37,399)	$(8,726)

The gross redundancies reflected in the above table for 2004 through 2006 resulted primarily from the following activity in 2007:

•	We recorded favorable development of $46.5 million on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business due to our continuing evaluation of reserves, primarily on the 2000 accident year.

•	We recorded favorable development of $44.1 million on our other lines of business. Most of this was from the 2003 and 2004 underwriting years in our diversified financial products line of business, which affected 2003 through 2005 accident years.

The gross deficiencies reflected in the above table for 1999 through 2003 resulted from the following:

•	During 2005, 2004 and 2003, we recorded $49.8 million, $127.7 million and $132.9 million, respectively, in gross losses on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business. Collectively, these transactions primarily affected the 1999, 2000 and 2001 accident years.

•	The 2000 and 1999 years in the table were also adversely affected by late reporting loss information received during 2001 for certain other discontinued business.

The gross reserves in the discontinued lines of business, particularly with respect to run-off assumed accident and health reinsurance business, produced substantial adverse development from 2003 through 2005, partially offset by a reduction in 2007. This assumed accident and health reinsurance is primarily excess coverage for large losses related to workers’ compensation policies. Losses tend to develop and affect excess covers considerably after the original loss was incurred. Additionally, certain primary insurance companies that we reinsured have experienced financial difficulty and some of them are in liquidation, with guaranty funds now responsible for administering the business. Losses related to this business are historically late reporting. While we attempt to anticipate these conditions in setting our gross reserves, we have only been partially successful to date and there could be additional adverse development in these reserves in the future. The gross losses that have developed adversely have been substantially reinsured and, therefore, the net effects have been much less.

The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2007	2006	2005

Reserves for loss and loss adjustment expense payable at beginning of year	$3,097,051	$2,813,720	$2,089,199
Reserve additions from acquired businesses	826	146,811	19,236
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,443,031	1,222,139	1,567,501
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	(90,621)	(3,301)	29,272

Incurred loss and loss adjustment expense	1,352,410	1,218,838	1,596,773

Loss and loss adjustment expense payments for claims occurring during:
Current year	425,990	393,192	379,722
Prior years	797,217	689,126	511,766

Loss and loss adjustment expense payments	1,223,207	1,082,318	891,488

Reserves for loss and loss adjustment expense payable at end of year	$3,227,080	$3,097,051	$2,813,720

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The adverse development for 2005 was caused by increasing reserves on certain run-off assumed accident and health business reported in our discontinued lines, partially offset by reserve reductions on prior year hurricanes. The favorable development for 2007 was caused by decreasing reserves on the same run-off accident and health business, plus other reductions primarily from our diversified financial products line of business on the 2003 and 2004 underwriting years.

This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998	1997

Reserves, net of reinsurance	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872	$273,606	$118,912	$119,634
Reserve adjustments from acquisition (disposition) of subsidiaries	—	—	—	—	—	5,587	—	(6,048)	(3,343)	(410)	—
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	—	—	—	63,851	15,008

Adjusted reserves, net of reinsurance	2,342,800	2,108,961	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642
Cumulative paid, net of reinsurance, at:
One year later		556,096	222,336	172,224	141,677	115,669	126,019	102,244	145,993	56,052	48,775
Two years later			420,816	195,663	135,623	152,674	131,244	139,659	174,534	103,580	64,213
Three years later				337,330	124,522	115,214	163,808	118,894	185,744	113,762	80,227
Four years later					217,827	88,998	93,405	138,773	180,714	121,293	81,845
Five years later						155,708	59,936	158,935	197,416	120,452	84,986
Six years later							125,311	137,561	200,833	127,254	87,626
Seven years later								194,517	188,901	131,631	89,194
Eight years later									244,069	132,614	88,061
Nine years later										142,815	88,229
Ten years later											96,321
Re-estimated liability, net of reinsurance, at:
End of year	2,342,800	2,108,961	1,533,433	1,059,283	705,200	464,289	313,097	243,824	270,263	182,353	134,642
One year later		2,082,564	1,526,907	1,084,677	735,678	487,403	306,318	233,111	260,678	186,967	120,049
Two years later			1,500,414	1,083,955	770,497	500,897	338,194	222,330	254,373	175,339	116,745
Three years later				1,077,972	792,099	571,403	366,819	259,160	244,650	171,165	110,673
Four years later					808,261	585,741	418,781	267,651	258,122	163,349	107,138
Five years later						613,406	453,537	296,396	254,579	155,931	103,243
Six years later							462,157	305,841	271,563	157,316	101,538
Seven years later								311,344	277,841	156,376	99,872
Eight years later									279,412	155,016	97,965
Nine years later										159,514	96,205
Ten years later											98,951
Cumulative redundancy (deficiency)		$26,397	$33,019	$(18,689)	$(103,061)	$(149,117)	$(149,060)	$(67,520)	$(9,149)	$22,839	$35,691

The net redundancies reflected in the above table for 2005 and 2006 resulted primarily from the following:

•	Reserve reductions in 2007 from the 2003 and 2004 underwriting years in our diversified financial products line of business, which primarily affected the 2003 through 2005 accident years.

•	Reserve reductions in 2006 on prior year hurricanes and aviation, affecting primarily the 2004 and 2005 accident years.

The net deficiencies reflected in the above table for 1999 through 2004 resulted primarily from activity on certain run-off assumed accident and health business reported in our discontinued lines of business, as follows:

•	Commutation charges of $20.2 million, $26.0 million and $28.8 million recorded in 2006, 2005 and 2003, respectively.

•	Reserve strengthening of $27.3 million in 2004 to bring net reserves above our actuarial point estimate.

•	Collectively, these transactions primarily affected the 1999, 2000 and 2001 accident years.

The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2007	2006	2005

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,108,961	$1,533,433	$1,059,283
Net reserve additions from acquired businesses	742	146,811	12,491
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,210,344	1,018,382	894,303
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	(26,397)	(6,526)	25,394

Incurred loss and loss adjustment expense	1,183,947	1,011,856	919,697

Loss and loss adjustment expense payments for claims occurring during:
Current year	394,754	360,803	285,814
Prior years	556,096	222,336	172,224

Loss and loss adjustment expense payments	950,850	583,139	458,038

Net reserves for loss and loss adjustment expense payable at end of year	$2,342,800	$2,108,961	$1,533,433

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The adverse development for 2005 primarily related to a commutation charge from our reinsurance on certain run-off assumed accident and health business reported in our discontinued lines. The favorable development for 2006 related to a reduction in prior year hurricane reserves and a reduction in aviation reserves, mostly offset by another commutation charge on the run-off accident and health business. The favorable development for 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years.

Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

Enterprise Risk Management

In 2006, we began a formalized Enterprise Risk Management (ERM) initiative to provide us with a structured process for identifying business opportunities as well as downside risks or threats. This process will enable us to assess risks in a more transparent and consistent manner, resulting in improved recognition, management and monitoring of risk. With ERM, we are creating a risk awareness culture throughout the organization that will allow us to continue to achieve strong risk management practices. In support of our ERM initiative, a Corporate Vice President who reports to the President is responsible for implementation, professionals with ERM expertise assist us, and our Risk Committee oversees the process.

Regulation

The business of insurance is extensively regulated by the government. At this time, the insurance business in the United States is regulated primarily by the individual states. Additional federal regulation of the insurance industry may occur in the future.

Our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. We devote a significant effort toward obtaining and maintaining our licenses and compliance with the diverse and complex regulatory structure. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, regulatory authorities are vested with broad discretion to grant, renew and revoke licenses and approvals and to implement regulations governing the business and operations of insurers, insurance agents, brokers and third party administrators.

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

In the United States, state insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from the generally accepted accounting principles we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a liquidation concept, while generally accepted accounting principles are based on a going-concern concept.

In the United States, state insurance regulators classify direct insurance companies and some individual lines of business as “admitted” (also known as “licensed”) insurance or “non-admitted” (also known as “surplus lines”) insurance. Surplus lines insurance is offered by non-admitted companies on risks that are not insured in the particular state by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and to follow specific state laws prior to placing a risk with a surplus lines insurer. Our insurance companies offer products on both an admitted and surplus lines basis.

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

HCC Europe is domiciled in Spain and operates on the equivalent of an “admitted” basis throughout the European Union. HCC Europe’s primary regulator is the Spanish General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda).

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

Statutory Accounting Principles

The principal differences between statutory accounting principles for our domestic insurance company subsidiaries and generally accepted accounting principles, the method by which we report our consolidated financial results to our shareholders, are as follows:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles whereas, under generally accepted accounting principles, there is no such provision unless the recoverables are deemed to be doubtful of collection;

•	certain assets that are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles, but are included in a balance sheet prepared in accordance with generally accepted accounting principles;

•	only some of the deferred tax asset is recognized under statutory accounting principles;

•	fixed income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles;

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles; and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and, under generally accepted accounting principles, such costs are deferred and amortized to expense as the related premium is earned.

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

Assessments

Many states require insurers licensed to do business in the state to bear a portion of the loss suffered by some insureds as a result of the insolvency of other insurers or to bear a portion of the cost of insurance for “high-risk” or otherwise uninsured individuals. Depending upon state law, insurers can be assessed an amount that is generally limited to between 1% and 2% of premiums written for the relevant lines of insurance in that state. Part of these payments may be recoverable through premium rates, premium tax credits or policy surcharges. Significant increases in assessments could limit the ability of our insurance subsidiaries to recover such assessments through tax credits or other means. In addition, there have been some legislative efforts to limit policy surcharges or repeal the tax offset provisions. We cannot predict the extent to which such assessments may increase or whether there may be limits imposed on our ability to recover or offset such assessments.

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

Risk-Based Capital

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2007, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 for the purpose of ensuring the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Extension Act of 2005 extended TRIA through December 31, 2007. On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act). The Reauthorization Act extends the program through December 31, 2014. A major provision of the Reauthorization Act is the revision of the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act sets the Federal share of compensation (subject to a $100.0 million program trigger) for program years 2008 – 2014 at 85%, excess of our retention level, up to the maximum annual liability cap of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act also established a deductible that each insurer would have to meet before Federal reimbursement would occur. For 2008, our deductible is approximately $99.8 million.

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

Employees

At December 31, 2007, we had 1,682 employees. Of this number, 938 are employed by our insurance companies, 470 are employed by our underwriting agencies, 97 are employed by our reinsurance and insurance brokers and 177 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in claims severity, frequency, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses including changes in claims handling procedures, inflation, judicial trends, legislative changes and current events, such as those recently affecting the credit markets. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events. If actual claims prove to be greater than our reserves, our financial position, results of operations and liquidity may be adversely affected.

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

Risks Relating to our Business

Our inability to accurately assess underwriting risk could reduce our net earnings.

Our underwriting success is dependent on our ability to accurately assess the risks associated with the business on which the risk is retained. We rely on the experience of our underwriting staff in assessing these risks. If we fail to assess accurately the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net earnings. The underwriting process is further complicated by our exposure to unpredictable developments, including earthquakes, weather-related events and other natural catastrophes, as well as war and acts of terrorism.

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

We purchase reinsurance by transferring, or ceding, all or part of the risk we have assumed as a direct insurer to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. Through reinsurance, we have the contractual right to collect the amount reinsured from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. Additionally, catastrophic losses from multiple direct insurers may accumulate within the more concentrated reinsurance market and result in claims that adversely impact the financial condition of such reinsurers and thus their ability to pay such claims. If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

As a direct insurer, we may have significant exposure for terrorist acts.

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007, for up to 85% of our losses in 2008 up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Reauthorizaion Act during 2008 is approximately $99.8 million.

In some jurisdictions outside of the United States, where we also have exposure to a loss from an act of terrorism, we have limited access to other government programs that may mitigate our exposure. If we become liable for risks that are not covered under the Reauthorization Act, our financial position, results of operations and cash flows could be materially adversely affected.

We may be unsuccessful in competing against larger or more well-established business rivals.

In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors’ and officers’ liability (diversified financial products), employer sponsored, self-insured medical plans (medical stop-loss), professional indemnity (diversified financial products) and surety (diversified financial products), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s of London, ACE and XL in our London market business; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health, Symetra Financial Corp. and Hartford Life in our group life, accident and health business; and American International Group, The Chubb Corporation, ACE, St. Paul Travelers and XL in our diversified financial products business. We face competition from specialty insurance companies, underwriting agencies and reinsurance brokers, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

If rating agencies downgrade our financial strength ratings, our business and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company, Inc. The financial strength ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, our financial position and results of operations could be adversely affected.

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

At December 31, 2007, $3.7 billion of our $4.7 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the recent downturn in the market due to subprime issues. For our fixed income securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. Mortgage-backed and other asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Although we maintain an investment grade portfolio (99% are rated “A” or better), all of our fixed income securities are subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issurer defaults, we could have realized losses associated with the impairment of the securities.

The impact of market fluctuations affects our financial statements. Because all of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. Unrealized pre-tax net investment gains (losses) on investments in fixed income securities were $26.7 million in 2007, $6.9 million in 2006 and $(29.3) million in 2005.

In 2007 and continuing into 2008, the credit markets have been severely affected by various events. This has impacted interest rates and has caused large writedowns in other companies’ financial instruments either due to the market fluctuations or the impact of the events on the debtors’ financial condition. The continuing turmoil in the credit market could adversely affect the valuation of our investments and cause us to have to record realized impairment losses on our investments.

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

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. We hold assets denominated in comparable foreign currencies to hedge the foreign currency risk related to these reserves and other liabilities denominated in foreign currencies. Our net earnings could be adversely affected by exchange rate fluctuations if we do not hold offsetting positions. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have an adverse effect on our results of operations.

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

The SEC’s inquiry related to our stock option granting procedures is ongoing, and the scope and outcome could have a negative impact on the price of our securities and on our business.

In 2006, based on a voluntary independent investigation by a Special Committee of the Board of Directors of our past practices related to granting stock options, the SEC commenced an inquiry into our option pricing practices. We have provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. We are fully cooperating with the SEC. We are unable to predict the outcome of the ongoing inquiry, but it may result in additional professional fees, including our advancement of attorneys’ fees incurred by our directors, certain officers and certain former executives and Directors; may continue to occupy the time and attention of our management team; could trigger a downgrade in our financial strength ratings; could have a material adverse impact on our stock price, including increased stock price volatility; and could negatively impact our business and our ability to raise and borrow additional funds in the future. Furthermore, if we are subject to adverse findings in this or any other regulatory proceeding or governmental enforcement action, we could be required to pay damages and penalties or have other remedies imposed, which could harm our business, financial condition, results of operations and cash flows.

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

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in 45 locations elsewhere in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland. The majority of these additional locations are in leased facilities. We are not dependent on our facilities to conduct business and such office space is suitable for the conduct of our business.

Our principal office facilities are as follows:

Subsidiary	Segment	Location	Sq. Ft.	Termination Date of Lease

HCC and Houston Casualty Company	Insurance Company and Corporate	Houston, Texas	51,000	Owned
Houston Casualty Company	Insurance Company	Houston, Texas	77,000	Owned
Professional Indemnity Agency	Agency	Mount Kisco, New York	38,000	Owned
HCC Life Insurance Company	Insurance Company	Atlanta, Georgia	31,000	December 31, 2011
U.S. Specialty Insurance Company Aviation Division	Insurance Company	Dallas, Texas	28,000	August 31, 2013
HCC Specialty Underwriters	Agency	Wakefield, Massachusetts	28,000	December 31, 2010
G. B. Kenrick & Associates, Inc.	Agency	Auburn Hills, Michigan	27,000	May 31, 2012
HCC Surety Group	Insurance Company	Los Angeles, California	26,000	May 31, 2009
Health Products Division	Insurance Company	Minneapolis, Minnesota	25,000	September 30, 2012
HCC International and Rattner MacKenzie	Insurance Company and Agency	London, England	17,000	December 24, 2015

See also Note 12 to our Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006. Based upon the Special Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an informal inquiry upon notification by us of the initiation of our investigation. We provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We are fully cooperating with the SEC.

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

In addition to the litigation discussed above, the following lawsuits related to the outcome of our stock option investigation have been filed:

Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division. This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. On February 1, 2008, the parties appeared before the Court to seek approval of a proposed settlement in the case. On April 1, 2008, the Court will hold a final hearing. At the final hearing, we intend to seek final approval of the settlement. Under the terms of the settlement, we have or will implement certain corporate governance reforms. We and our directors’ and officers’ liability insurers have agreed to pay up to $3.0 million to plaintiff’s counsel for their attorneys’ fees, subject to approval by the Court.

Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and will propose the settlement to the Court for approval. The terms of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, provide for a full and complete release of all claims in the litigation and payment of $10.0 million to be paid into a settlement fund, pending approval by the Court of a plan of distribution. The $10.0 million will be paid by our directors’ and officers’ liability insurers.

In each of these lawsuits, certain of our current and former officers and directors have requested that they be indemnified for any losses and that their legal fees be advanced. Pursuant to our bylaws, our charter, applicable law and certain agreements entered into with some of the defendants, we are currently advancing legal fees.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC”.

The intra-day high and low sales prices for quarterly periods from January 1, 2006 through December 31, 2007, as reported by the New York Stock Exchange, were as follows:

	2007		2006
	High	Low	High	Low

First quarter	$32.89	$29.39	$34.89	$29.25
Second quarter	34.45	30.43	34.92	28.51
Third quarter	34.21	25.12	33.99	28.82
Fourth quarter	31.64	27.99	35.15	28.81

On February 15, 2008, the last reported sales price of our common stock as reported by the New York Stock Exchange was $27.03 per share.

Shareholders

We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 15, 2008, there were 115.3 million shares of issued and outstanding common stock held by 781 shareholders of record; however, we estimate there are approximately 64,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis in 2007 and 2006 were as follows:

	2007	2006

First quarter	$.100	$.075
Second quarter	.100	.100
Third quarter	.110	.100
Fourth quarter	.110	.100

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

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2002 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s Midcap 400 Index. The graph assumes that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return to Shareholders
(Includes reinvestment of dividends)

Company/Index	2002	2003	2004	2005	2006	2007

HCC Insurance Holdings, Inc.	$100.00	$130.52	$137.30	$186.94	$204.49	$185.32
S&P Composite 1500 Index	100.00	129.59	144.85	153.04	176.51	186.17
S&P Midcap 400 Index	100.00	135.62	157.97	177.81	196.16	211.81

This performance graph shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
		(in thousands, except per share data)

Statement of earnings data:
Revenue
Net earned premium	$1,985,086	$1,709,189	$1,369,988	$1,010,692	$738,272
Fee and commission income	140,092	137,131	132,628	183,802	142,615
Net investment income	206,462	152,804	98,851	64,885	47,335
Net realized investment gain (loss)	13,188	(841)	1,448	5,822	527
Other operating income	43,545	77,012	39,773	19,406	13,215

Total revenue	2,388,373	2,075,295	1,642,688	1,284,607	941,964

Expense
Loss and loss adjustment expense, net	1,183,947	1,011,856	919,697	645,230	488,000
Policy acquisition costs, net	366,610	319,885	261,708	222,323	137,212
Other operating expense	241,642	222,324	180,990	168,045	144,574
Interest expense	10,304	11,396	7,684	8,374	7,453

Total expense	1,802,503	1,565,461	1,370,079	1,043,972	777,239

Earnings from continuing operations before income tax expense	585,870	509,834	272,609	240,635	164,725
Income tax expense on continuing operations	190,441	167,549	84,177	81,940	59,382

Earnings from continuing operations	395,429	342,285	188,432	158,695	105,343
Earnings from discontinued operations, net of income taxes(1)	—	—	2,760	4,004	36,684

Net earnings	$395,429	$342,285	$191,192	$162,699	$142,027

Basic earnings per share data:
Earnings from continuing operations	$3.50	$3.08	$1.78	$1.63	$1.11
Earnings from discontinued operations(1)	—	—	0.03	0.04	0.39

Net earnings	$3.50	$3.08	$1.81	$1.67	$1.50

Weighted average shares outstanding	112,873	111,309	105,463	97,257	94,919

Diluted earnings per share data:
Earnings from continuing operations	$3.38	$2.93	$1.72	$1.61	$1.09
Earnings from discontinued operations(1)	—	—	0.03	0.04	0.38

Net earnings	$3.38	$2.93	$1.75	$1.65	$1.47

Weighted average shares outstanding	116,997	116,736	109,437	98,826	96,576

Cash dividends declared, per share	$0.420	$0.375	$0.282	$0.213	$0.187

	December 31,
	2007	2006	2005	2004	2003
		(in thousands, except per share data)

Balance sheet data:
Total investments	$4,672,277	$3,927,995	$3,257,428	$2,468,491	$1,707,300
Premium, claims and other receivables	763,401	864,705	884,654	891,360	934,252
Reinsurance recoverables	956,665	1,169,934	1,361,983	1,104,026	900,775
Ceded unearned premium	244,684	226,125	239,416	311,973	291,591
Goodwill	776,046	742,677	532,947	444,031	388,023
Total assets	8,074,645	7,630,132	7,028,800	5,900,568	4,883,345
Loss and loss adjustment expense payable	3,227,080	3,097,051	2,813,720	2,089,199	1,525,313
Unearned premium	943,946	920,350	807,109	741,706	592,311
Premium and claims payable	497,974	646,224	753,859	766,765	784,038
Notes payable	324,714	308,887	309,543	311,277	310,404
Shareholders’ equity	2,440,365	2,042,803	1,690,435	1,325,498	1,046,405
Book value per share(2)	$21.21	$18.28	$15.26	$12.99	$10.91

(1)	We sold our retail brokerage operation, HCC Employee Benefits, Inc., in 2003. The net earnings of HCC Employee Benefits, the 2003 gain on sale and the subsequent gains in 2004 and 2005 from a contractual earnout are classified as discontinued operations. Consistent with this presentation, all pre-sale revenue and expense of HCC Employee Benefits was reclassified to discontinued operations.

(2)	Book value per share is calculated by dividing outstanding shares into total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the related Notes thereto.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, underwriting agencies and brokers. Our shares are traded on the New York Stock Exchange, and we had a market capitalization of $3.1 billion at February 15, 2008. We earned $395.4 million or $3.38 per diluted share in 2007, compared to $342.3 million or $2.93 per diluted share in 2006. The increase in earnings in 2007 was due to increased earned premium, higher investment income and increased underwriting profit. We grew shareholders’ equity by 19% in 2007 to $2.4 billion at December 31, 2007, principally from net earnings.

We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. With the exception of our public company directors’ and officers’ liability business, certain international aviation and special financial product risks, and our London market business, the majority of our business is generally lower limit, smaller premium business that is less susceptible to price competition, severity of loss or catastrophe risk.

Our major domestic insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation, “AA (Very Strong)” by Fitch Ratings and “A+ (Superior)” by A.M. Best Company, Inc., and our international insurance companies are rated “AA” by Standard & Poor’s Corporation.

We generate our revenue from five primary sources:

•	Risk-bearing earned premium produced by our insurance company operations;

•	Non-risk-bearing fee and commission income received by our underwriting agency and broker operations;

•	Ceding commissions in excess of policy acquisition costs earned by our insurance company operations;

•	Investment income earned by all of our operations; and

•	Other operating income.

We produced $2.4 billion of revenue in 2007, an increase of 15% over 2006, primarily from higher net earned premium, which resulted from both recent acquisitions and organic growth in certain lines of business, and from increased investment income.

During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.

Our major acquisitions during the past three years are listed below. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

Company	Segment	Effective Date Acquired

United States Surety Company	Insurance Company	March 1, 2005
HCC International Insurance Company	Insurance Company	July 1, 2005
Perico Life Insurance Company	Insurance Company	November 30, 2005
Perico Ltd.	Agency	December 1, 2005
HCCL Holdings Limited (UK) (formerly Illium Insurance Group, Ltd.)	Agency	December 31, 2005
G.B. Kenrick & Associates, Inc.	Agency	July 1, 2006
Health Products Division (Allianz Life Insurance Company)	Insurance Company	October 2, 2006

The following section discusses our key operating results. The reasons for any significant variations between 2006 and 2005 are the same as those discussed for variations between 2007 and 2006, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Net earnings increased 16% to $395.4 million ($3.38 per diluted share) in 2007 from $342.3 million ($2.93 per diluted share) in 2006. The increase in 2007 net earnings resulted from growth in underwriting profits, the absence of a large commutation loss, favorable prior year loss reserve development, and higher net investment income. Net earnings increased 79% to $342.3 million ($2.93 per diluted share) in 2006 from $191.2 million ($1.75 per diluted share) in 2005. Net earnings in 2006 included after-tax losses of $13.1 million ($0.11 per diluted share) due to a reinsurance commutation and $9.3 million ($0.08 per diluted share) for costs related to our stock option investigation. Net earnings in 2005 included after-tax losses of $58.2 million ($0.53 per diluted share) due to the combined effects of five hurricanes and $16.9 million ($0.15 per diluted share) due to a reinsurance commutation. Growth in underwriting profit, net investment income, other operating income, favorable prior year loss development and the lack of hurricane losses contributed to the increase in 2006 net earnings.

During 2006 and 2005, we reached agreements with various reinsurers to commute two large reinsurance contracts related to certain run-off assumed accident and health reinsurance business included in our discontinued lines, for which we had reinsurance recoverables of $120.2 million in 2006 and $145.7 million in 2005 at the date of commutation. In consideration for discounting the recoverables and reassuming the associated loss reserves, we agreed to accept cash payments that were less than the related recoverables. We recorded pre-tax losses of $20.2 million in 2006 and $26.0 million in 2005 related to these commutations, which were included in loss and loss adjustment expense in our insurance company segment. We expect to recoup these losses over future years as we earn interest on the cash proceeds from the commutations prior to the related claims being paid.

In 2005, the property and casualty insurance industry suffered record losses from five major hurricanes that affected the Gulf Coast of the United States. We recorded gross losses of $394.6 million from these hurricanes in 2005. Recoveries expected from our reinsurance programs reduced this gross loss to a pre-tax loss of $89.7 million. This pre-tax loss was after reinsurance recoveries and included the cost of premiums to reinstate our reinsurance protection. There were no major hurricane losses in 2007 or 2006.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2007	2006	2005

Net earned premium	83.1%	82.3%	83.4%
Fee and commission income	5.9	6.6	8.1
Net investment income	8.6	7.4	6.0
Net realized investment gain	0.6	—	0.1
Other operating income	1.8	3.7	2.4

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	49.6	48.8	56.0
Policy acquisition costs, net	15.4	15.4	15.9
Other operating expense	10.1	10.7	11.0
Interest expense	0.4	0.5	0.5

Earnings from continuing operations before income tax expense	24.5	24.6	16.6
Income tax expense	7.9	8.1	5.1

Earnings from continuing operations	16.6%	16.5%	11.5%

Total revenue increased 15% to $2.4 billion in 2007 and 26% to $2.1 billion in 2006, driven by significant growth in net earned premium and higher investment income and, in 2006, higher other operating income. Approximately 55% of the increase in revenue in 2007 and 28% in 2006 was due to the acquisition of businesses.

Gross written premium, net written premium and net earned premium are detailed below. Premium increased in 2007 principally as a result of acquisitions. See the Insurance Company Segment section below for further discussion of the relationship and changes in our premium revenue.

	2007	2006	2005

Gross written premium	$2,451,179	$2,235,648	$2,038,286
Net written premium	1,985,609	1,812,552	1,501,224
Net earned premium	1,985,086	1,709,189	1,369,988

The table below shows the source of our fee and commission income.

	2007	2006	2005

Agencies	$92,230	$92,566	$94,972
Insurance companies	47,862	44,565	37,656

Fee and commission income	$140,092	$137,131	$132,628

The sources of net investment income are detailed below.

	2007	2006	2005

Fixed income securities	$150,594	$112,878	$77,842
Short-term investments	37,764	30,921	21,208
Other investments	23,930	14,178	3,615

Total investment income	212,288	157,977	102,665
Investment expense	(5,826)	(5,173)	(3,814)

Net investment income	$206,462	$152,804	$98,851

Net investment income increased 35% in 2007 and 55% in 2006. These increases were primarily due to higher investment assets, which increased to $4.7 billion at December 31, 2007 compared to $3.9 billion at December 31, 2006 and $3.3 billion at December 31, 2005, and higher interest rates. The growth in investment assets resulted from the following: cash flow from operations; higher retentions; commutations of reinsurance recoverables; our public offerings of common stock in 2005; and the increase in net loss reserves, particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims. Average yields on our short-term investments increased from 4.5% in 2006 to 5.2% in 2007 and our long-term tax equivalent yield increased from 5.2% in 2006 to 5.4% in 2007. We continue to invest our funds primarily in fixed income securities, with a weighted average duration of 4.9 years at December 31, 2007.

At December 31, 2007, our unrealized gain on fixed income securities was $25.0 million, compared to an unrealized loss of $1.6 million at December 31, 2006, due to fluctuations in market interest rates. The change in the unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The unrealized gain on our fixed income securities increased to $72.7 million at January 31, 2008 due to a decrease in interest rates.

In 2007, we had a $13.2 million net realized investment gain compared to a net loss of $0.8 million in 2006 and a net gain of $1.4 million in 2005. The 2007 gain included $13.4 million of embedded currency conversion gains on certain available for sale fixed income securities that we sold in December 2007. These securities were denominated in foreign currencies and were purchased to economically hedge liabilities, principally loss and loss expense payables, denominated in matching functional currencies. This realized gain was offset by a $13.4 million foreign currency loss recorded in other operating expense. See the discussion of other operating expense below.

Other operating income decreased $33.5 million in 2007 and increased $37.2 million in 2006. The 2007 decrease and the 2006 increase were due to changes in the net gains from trading securities and the sales of strategic investments. Period to period comparisons in this category may vary substantially depending on market values of trading securities and other financial instruments and on income from strategic investments or dispositions of such investments. The following table details the components of other operating income.

	2007	2006	2005

Strategic investments	$27,627	$43,627	$10,241
Trading securities	3,881	24,100	16,619
Financial instruments	5,572	4,772	3,898
Sale of non-operating assets	2,051	—	4,271
Other	4,414	4,513	4,744

Other operating income	$43,545	$77,012	$39,773

Loss and loss adjustment expense increased 17% in 2007 and 10% in 2006. Both years increased due to growth in net retained premium. Policy acquisition costs increased 15% in 2007 and 22% in 2006, primarily due to the growth in net earned premium. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.

Other operating expense, which includes compensation expense, increased 9% in 2007 and 23% in 2006. The increase in 2007 is primarily due to inclusion of a full year of operations of the Health Products Division, acquired in the last quarter of 2006, partially offset by lower costs related to our stock option investigation. In addition, 2007 included a $13.4 million charge to correct the accounting for embedded currency conversion gains on certain fixed income securities classified as available for sale. Since 2005, we used certain available for sale fixed income securities, denominated in British pound sterling, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currency. We incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed $13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. See the discussion above related to realized investment gains. Our 2006 other operating expense increased for stock option expense under Statement of Financial Accounting Standards (SFAS) No. 123(R); higher professional fees, legal costs and other expenses related to our stock option investigation; and operating expenses of subsidiaries acquired in 2006 and the second half of 2005. We had 1,682 employees at December 31, 2007, compared to 1,660 a year earlier.

In 2007 and 2006, we expensed $11.3 million ($7.4 million after-tax or $0.06 per diluted share) and $13.1 million ($9.4 million after-tax or $0.08 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective method. We are recognizing compensation expense for all previously-granted but unvested stock options as of January 1, 2006, and for all options granted after that date. Prior to adoption, we accounted for our stock options in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and recognized compensation expense of $3.0 million in 2005. The 2005 consolidated financial statements were not restated to reflect our adoption of SFAS 123(R). At December 31, 2007, there was approximately $28.8 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 3.0 years.

Our effective income tax rate on earnings from continuing operations was 32.5% for 2007, compared to 32.9% for 2006 and 30.9% for 2005. The effective tax rate was lower in 2005 because our tax exempt interest income was a greater percentage of our pre-tax income and we recorded a special $2.8 million repatriation tax benefit.

At December 31, 2007, book value per share was $21.21 up from $18.28 at December 31, 2006 and $15.26 at December 31, 2005. Total assets were $8.1 billion and shareholders’ equity was $2.4 billion, up from $7.6 billion and $2.0 billion, respectively, at December 31, 2006.

Segments

We operate our businesses in three segments: insurance company, agency and other operations. Our Chief Executive Officer, as chief decision maker, monitors and evaluates the individual financial results of each subsidiary in the insurance company and agency segments. Each subsidiary provides monthly reports of its actual and budgeted results, which are aggregated on a segment basis for management review and monitoring. The operating results of our insurance company, agency, and other operations segments are discussed below.

Insurance Company Segment

Net earnings of our insurance company segment increased 32% to $357.8 million in 2007 compared to $272.0 million in 2006 and $126.1 million in 2005. The 2006 net earnings included $13.1 million of after-tax losses related to a commutation. The 2005 net earnings included $75.2 million of after-tax losses related to hurricanes and a commutation. The growth in segment net earnings was driven by improved underwriting results, increased investment income, and the operations of acquired subsidiaries. Also, effective April 1, 2006, we consolidated one of our underwriting agencies into one of our insurance companies; all operations after that date were reported in our insurance company segment. Even though there is pricing competition in all of our markets, our margins remain at an acceptable level of profitability due to our underwriting expertise and discipline.

Premium

Gross written premium increased 10% in both 2007 and 2006. Net written premium increased 10% to $2.0 billion and net earned premium increased 16% to $2.0 billion in 2007 compared to increases of 21% and 25%, respectively, in 2006. The 2007 increases were primarily due to our 2006 acquisition of the Health Products Division and organic growth in our surety, credit and other specialty lines of business. The overall percentage of retained premium remained constant at 81% in 2007 and 2006. The 2006 net premium increase exceeded the gross premium increase due to higher retention levels on most non-catastrophe business.

The following table details premium amounts and their percentages of gross written premium.

	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Direct	$2,000,552	82%	$1,867,908	84%	$1,768,284	87%
Reinsurance assumed	450,627	18	367,740	16	270,002	13

Gross written premium	2,451,179	100	2,235,648	100	2,038,286	100
Reinsurance ceded	(465,570)	(19)	(423,096)	(19)	(537,062)	(26)

Net written premium	1,985,609	81	1,812,552	81	1,501,224	74
Change in unearned premium	(523)	—	(103,363)	(5)	(131,236)	(7)

Net earned premium	$1,985,086	81%	$1,709,189	76%	$1,369,988	67%

The following tables provide premium information by line of business.

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium

Year ended December 31, 2007
Diversified financial products	$963,355	$771,648	80%	$777,414
Group life, accident and health	798,684	759,207	95	758,516
Aviation	195,809	145,761	74	153,121
London market account	213,716	118,241	55	124,609
Other specialty lines	280,040	191,151	68	171,824
Discontinued lines	(425)	(399)	nm	(398)

Totals	$2,451,179	$1,985,609	81%	$1,985,086

Year ended December 31, 2006
Diversified financial products	$956,057	$794,232	83%	$728,861
Group life, accident and health	621,639	590,811	95	591,070
Aviation	216,208	166,258	77	152,886
London market account	234,868	127,748	54	112,362
Other specialty lines	205,651	133,481	65	123,981
Discontinued lines	1,225	22	nm	29

Totals	$2,235,648	$1,812,552	81%	$1,709,189

Year ended December 31, 2005
Diversified financial products	$908,526	$675,942	74%	$531,136
Group life, accident and health	593,382	502,805	85	504,382
Aviation	210,530	130,743	62	136,197
London market account	144,425	78,809	55	93,017
Other specialty lines	176,139	109,106	62	97,721
Discontinued lines	5,284	3,819	nm	7,535

Totals	$2,038,286	$1,501,224	74%	$1,369,988

nm	— Not meaningful comparison

The changes in premium volume and retention levels between years resulted principally from the following factors:

•	Diversified financial products — The growth in our gross written premium in both years resulted primarily from organic growth in our surety and credit businesses, where pricing is stable and competition is reasonable. This was offset by a decline in our directors’ and officers’ liability business, as competition has resulted in less premium being written. Net written premium also declined in 2007 due to additional quota share reinsurance purchased for our international directors’ and officers’ liability insurance. Net earned premium for diversified financial products increased in both years due to the 2006 increase in net written premium.

•	Group life, accident and health — Gross written, net written and net earned premium of our medical stop-loss and medical excess products increased due to the 2006 acquisition of the Health Products Division. We retain all of our medical stop-loss and medical excess business because the business is non-volatile and has very little catastrophe exposure. Profit margins remain at acceptable levels despite competition from the fully-insured market.

•	Aviation — Our domestic aviation business has been stable, while gross written premium of our international business has declined. We have exercised underwriting discipline and written less international business due to competition and the resultant pressure on pricing. However, margins on decreased premium volume are still acceptable. Net written premium increased $12.5 million in 2006 due to a portfolio transfer of in-force premium to a new reinsurance program with a higher retention and decreased $2.5 million in 2007 due to a portfolio transfer with a lower retention.

•	London market account — Net written premium decreased slightly in 2007 due to competition increasing in this line of business. This followed a large increase in energy writings in 2006 that resulted from significantly increased rates after the 2005 hurricanes. We reduced our aggregate property exposure in Florida and other hurricane-exposed onshore areas in 2006, and we maintained the reduced exposure in 2007. Additionally, due to the tightening of policy terms and conditions, our energy catastrophe exposure was significantly reduced in 2006, even though our business increased, and continued at this reduced level in 2007. Net earned premium increased in both years due to the amount of energy business written in 2006.

•	Other specialty lines — We experienced growth in our other specialty lines of business from expansion of our Lloyd’s of London syndicate participation, increased writings in several products, and a 2006 acquisition. The changing mix of products affected the retention percentages. Markets for these products are competitive and rates are down slightly.

Reinsurance

Annually, we analyze our threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type, and then we structure a reinsurance program. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are at or greater than a 200% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks, which are excluded from most of our policies.

We decided for the 2006 and 2005 underwriting years to retain more underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. In doing so, we purchased less reinsurance and converted some reinsurance from proportional to excess of loss, which significantly reduced the amount of ceded premium in 2006. Ceded premium as a percentage of gross written premium remained constant at 19% in 2007 compared to 2006. We have chosen not to purchase any reinsurance on business where volatility or catastrophe risks are considered remote.

In our proportional reinsurance programs, we generally receive an overriding (ceding) commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers, including subsidiaries, arrange for the placement of this proportional and other reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

Our reinsurance recoverables decreased in amount and as a percentage of our shareholders’ equity in 2007 and 2006, as we reinsured less business, especially on a proportional basis, and as the 2005 hurricane losses were paid and we collected amounts due from our reinsurers for their part of these paid losses. Our Reinsurance Security Committee carefully monitors the credit quality of the reinsurers we do business with on a current basis. Our recoverables are due principally from highly-rated reinsurers.

We have a reserve of $8.5 million at December 31, 2007 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

Losses and Loss Adjustment Expenses

The table below shows the composition of gross incurred loss and loss adjustment expense.

	2007		2006		2005
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$—	—%	$12,670	0.6%	$394,625	19.9%
2004 hurricanes	—	—	(2,984)	(0.2)	(13,423)	(0.7)
Discontinued accident and health adjustments	(46,531)	(1.9)	15,054	0.7	49,775	2.5
Discontinued medical malpractice adjustments	11,568	0.5	2,353	0.1	821	—
Other reserve redundancies	(55,658)	(2.3)	(30,394)	(1.4)	(7,901)	(0.4)
All other gross incurred loss and loss adjustment expense	1,443,031	59.2	1,222,139	56.9	1,172,876	59.0

Gross incurred loss and loss expense adjustment	$1,352,410	55.5%	$1,218,838	56.7%	$1,596,773	80.3%

Our gross redundant (adverse) reserve development relating to prior years’ losses was $90.6 million in 2007, $3.3 million in 2006, and $(29.3) million in 2005.

The gross losses related to prior accident years on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business have fluctuated due to our processing of additional information received and our continuing evaluation of gross and net reserves related to this business. We considered a combination of factors including: 1) the nature of the business, which is primarily excess of loss reinsurance, 2) late reported losses by insureds, reinsureds and state guaranty associations and 3) changes in our actuarial assumptions to reflect additional information received during the year. The run-off assumed accident and health reinsurance business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take as many as twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. Thus, the losses are reported to excess of loss reinsurers later in the life cycle of the claim. Compounding this late reporting is the fact that a number of large insurance companies that were cedants of this business failed and were taken over by state regulatory authorities in 2002 and 2003. The state guaranty associations covering these failed companies have been slow to report losses to us. Based on the higher amount of actual losses reported, we revised the expected loss ratios used in our actuarial calculations, particularly in 2005. After consideration of all currently available information, we adjusted our gross and net reserves each year to amounts that management determined were appropriate to cover projected losses, given the risk inherent in this type of business. Because of substantial reinsurance, the net effects of these adjustments on our consolidated net earnings have been much less than the gross effects shown above.

The other gross reserve redundancies resulted primarily from our review and reduction of reserves where the anticipated development was considered to be less than the recorded reserves. Deficiencies and redundancies also occur as a result of claims being settled for amounts different from recorded reserves, or as claims exposures change. Loss reserves on international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment. The other gross reserve redundancies in 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years. The other gross reserve redundancies in 2006 related primarily to a reduction in aviation reserves from the 2004 and 2005 accident years.

The table below shows the composition of net incurred loss and loss adjustment expense.

	2007		2006		2005
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

2005 hurricanes	$—	—%	$(15,215)	(0.9)%	$73,185	5.3%
2004 hurricanes	—	—	(2,483)	(0.2)	(7,167)	(0.5)
Discontinued accident and health commutations	2,616	0.1	20,199	1.2	26,041	1.9
Discontinued accident and health adjustments	376	—	4,898	0.3	8,929	0.7
Discontinued medical malpractice adjustments	11,568	0.6	2,738	0.2	856	—
Other reserve redundancies	(40,957)	(2.1)	(16,663)	(1.0)	(3,265)	(0.2)
All other net incurred loss and loss adjustment expense	1,210,344	61.0	1,018,382	59.6	821,118	59.9

Net incurred loss and loss adjustment expense	$1,183,947	59.6%	$1,011,856	59.2%	$919,697	67.1%

Our net redundant (adverse) reserve development relating to prior years’ losses was $26.4 million in 2007, $6.5 million in 2006, and $(25.4) million in 2005, including amounts due to commutations that affected our discontinued line of business. The commutation losses primarily represent the discount for the time value of money on the reinsurance recoverables commuted. The discontinued accident and health business was substantially reinsured; therefore, the impact on our net earnings was substantially less than the amount of the gross losses. Loss reserves on international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment. These losses were not reinsured. We reduced our net loss reserves on prior years’ hurricanes in 2006 and 2005 to reflect current estimates of our remaining liabilities. The other net reserve redundancies in 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years. The other net reserve redundancies in 2006 related primarily to a reduction in aviation reserves from the 2004 and 2005 accident years. A portion of these reserves were reinsured. We have no material exposure to environmental or asbestos losses and believe we have provided for all material net incurred losses.

The following table provides comparative net loss ratios by line of business.

	2007		2006		2005
	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Diversified financial products	$777,414	40.6%	$728,861	48.2%	$531,136	48.1%
Group life, accident and health	758,516	76.4	591,070	73.1	504,382	71.6
Aviation	153,121	58.6	152,886	53.8	136,197	67.3
London market account	124,609	55.2	112,362	43.0	93,017	106.0
Other specialty lines	171,824	67.4	123,981	56.0	97,721	72.6
Discontinued lines	(398)	nm	29	nm	7,535	nm

Totals	$1,985,086	59.6%	$1,709,189	59.2%	$1,369,988	67.1%

Expense ratio		23.8		25.0		26.1

Combined ratio		83.4%		84.2%		93.2%

nm	— Not meaningful comparison

The change in net loss ratios by line of business between years resulted principally from the following factors:

•	Diversified financial products — The decrease in the 2007 loss ratio was due to better underwriting results for certain business written in 2006 and earned in 2007, compared to business written in 2005 and earned in 2006, and favorable loss development on our directors’ and officers’ and international professional indemnity businesses, primarily on our 2003 and 2004 underwriting years. Additionally, our surety and credit businesses, which have lower loss ratios than other businesses in this line, are growing and reducing the overall loss ratio. Our domestic surety business also had favorable loss development during 2007.

•	Group life, accident and health — The net loss ratio was higher on business acquired with the Health Products Division in 2006. Over time, as the acquired business is re-underwritten, we expect the loss ratio will decline. The net loss ratio was also higher than expected as more of our business is being written on a net of commission basis. While the net business increased our loss ratio (since the denominator is lower), it reduced our expense ratio such that our combined ratio and margin for this business remain relatively stable.

•	Aviation — The 2005 hurricanes increased the net loss ratio by 5.0 percentage points in 2005. The 2005 net loss ratio also included a favorable impact from the release of redundant reserves related to 2004 hurricanes. Excluding the impact of the hurricanes, 2005 had worse than expected underwriting experience due to some unusually large international losses, while 2006 underwriting results were better than expected, due in part to the release of redundant reserves on the 2004 and 2005 accident years.

•	London market account — The loss ratio in 2007 was slightly higher than expected due to adverse development in our London accident and health and energy businesses. The 2005 hurricanes increased the 2005 net loss ratio by 63.2 percentage points. Subsequent reduction of these reserves reduced the 2006 net loss ratio by 9.1 percentage points. The 2006 net loss ratio was also affected by higher than expected attritional losses for energy losses and poor underwriting results on marine business. The London market account line of business can have relatively high year-to-year volatility due to catastrophe exposure.

•	Other specialty lines — The 2005 hurricanes increased the 2005 net loss ratio by 14.0 percentage points. Subsequent reduction of these reserves reduced the 2006 net loss ratio by 3.9 percentage points. The increase in the 2007 net loss ratio related to losses in our marine and United Kingdom liability lines of business.

•	Discontinued lines — All years were adversely affected by the commutations and net loss reserve adjustments discussed previously. In addition, loss reserves on our international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	2007	2006	2005

Reserves for loss and loss adjustment expense payable at beginning of year	$2,108,961	$1,533,433	$1,059,283
Reserve additions from acquired businesses	742	146,811	12,491
Incurred loss and loss adjustment expense	1,183,947	1,011,856	919,697
Loss and loss adjustment expense payments	(950,850)	(583,139)	(458,038)

Reserves for loss and loss adjustment expense payable at end of year	$2,342,800	$2,108,961	$1,533,433

Net paid loss ratio	47.9%	34.1%	33.4%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for that year. The increase in loss and loss adjustment expense payments in 2007 was due to payment of claims related to the Health Products Division business acquired in 2006 and the 2005 hurricanes. Payments in 2006 and 2005 were reduced $100.0 million and $119.7 million, respectively, due to the discontinued accident and health commutations recorded in those years. The commutations decreased our net paid loss ratios by 5.9 and 8.7 percentage points in 2006 and 2005, respectively.

Policy Acquisition Costs

Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $366.6 million in 2007 from $319.9 million in 2006 and $261.7 million in 2005. Policy acquisition costs as a percentage of net earned premium decreased to 18.5% in 2007 from 18.7% in 2006 and 19.1% in 2005. The decreases are due to a change in the mix of business and reductions in commission rates on certain lines of business. The GAAP expense ratio of 23.8% in 2007 decreased in comparison to 25.0% in 2006 and 26.1% in 2005 for the same reasons and, in addition, net earned premium increased at a higher rate than the expenses that are used to calculate the expense ratio.

Statutory

Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry and rating agency guidelines place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For 2007, our statutory gross written premium to policyholders’ surplus was 141.0% and our statutory net written premium to policyholders’ surplus was 113.8%. At December 31, 2007, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment

Revenue from our agency segment decreased to $178.6 million in 2007 from $180.0 million in 2006 and $188.9 million in 2005, primarily due to the consolidation of one of our underwriting agencies into one of our insurance companies effective April 1, 2006, less business being produced in certain lines of business, and the overall effect of ceding less reinsurance. These effects were partially offset by 2006 acquisitions and growth in certain other lines of business. While the consolidation and increased retentions resulted in less fee and commission income to our agency segment, they resulted in increased insurance company revenue and net earnings. Segment earnings decreased to $33.9 million in 2007 from $42.3 million in 2006 due to the lower revenue, change in the mix of business that resulted in lower pre-tax margin, a higher income tax rate, and increased corporate cost allocations. Segment net earnings were $38.5 million in 2005 and would have decreased in 2006, except the agency segment benefited from lower corporate cost allocations.

Other Operations Segment

Revenue and net earnings from our other operations segment decreased to $38.9 million and $22.8 million, respectively, in 2007 from $75.1 million and $48.8 million, respectively, in 2006, primarily as a result of less income from trading securities and the sale of strategic investments. The 2006 amounts increased from $35.3 million and $22.6 million, respectively, in 2005 due to increased income from trading securities and the sale of strategic investments. In the fourth quarter of 2006, we began liquidating our trading portfolio, which we substantially completed in the first quarter of 2007 with the exception of two insurance-related securities, and invested the proceeds in fixed income securities. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our trading portfolio.

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

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable, the completion of commutations, and activity in our trading portfolio. Our cash provided by operating activities has been strong in recent years due to:

•	Our increasing net earnings,

•	Growth in net written premium and net loss reserves due to organic growth and increased retentions,

•	Commutations of selected reinsurance agreements, and

•	Expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.

The components of our net operating cash flows are detailed in the following table.

	2007	2006	2005

Net earnings	$395,429	$342,285	$191,192
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(60,671)	(139,906)	(59,717)
Change in unearned premium, net	3,062	122,571	121,242
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	342,556	328,569	454,859
Change in trading portfolio	9,362	(19,919)	(66,809)
Other, net	36,698	19,788	(16,777)

Cash provided by operating activities	$726,436	$653,388	$623,990

Cash provided by operating activities increased $73.0 million in 2007 and $29.4 million in 2006. Cash received from commutations, included in cash provided by operating activities, totaled $101.0 million, $12.8 million and $180.8 million in 2007, 2006 and 2005, respectively. Excluding the commutations, cash provided by operating activities decreased $15.2 million in 2007 and increased $197.4 million in 2006. The decrease in 2007 resulted principally from reductions of our loss and loss adjustment expense payable balances, partially offset by an increase in net earnings. The increase in 2006 was primarily due to the increase in net earnings and activity in our trading portfolio.

Investments

At December 31, 2007, we had $4.7 billion of investment assets, an increase of $744.3 million from the end of 2006. The increase resulted from strong operating cash flows. The majority of our investment assets are held by our insurance companies. We held $3.7 billion of fixed income securities, all of which are classified as available for sale and recorded at market value. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the recent downturn in the market due to subprime issues. In 2007 and continuing into 2008, the credit markets have been severely affected by various events. Although this has affected interest rates and caused other companies to record large write-downs of their investments, we have had no realized impairment losses on our fixed income securities.

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

We engage independent investment advisors to oversee our fixed income investments and to make investment recommendations. We invest our funds principally in highly-rated fixed income securities. Our historical investment strategy is to maximize interest income and yield, rather than to maximize total return. In accordance with our strategy, realized gains and losses from sales of investment securities are usually minimal, unless we decide to capture gains to enhance statutory capital and surplus of our insurance company subsidiaries. Although we generally intend to hold fixed income securities to maturity, we regularly re-evaluate our position based on market conditions. Our portfolio turnover will fluctuate, depending upon opportunities to increase yields by replacing one security with another higher yielding security.

At December 31, 2007, we had cash and short-term investments of $822.8 million, of which $586.9 million was held by our insurance companies. We maintain cash and liquid short-term instruments in our insurance companies in order to be able to fund losses of our insureds. Cash and short-term investments were higher than normal at December 31, 2007 due to proceeds from the sale of fixed income securities that hedged certain foreign currency denominated liabilities and, at December 31, 2006, due to proceeds from the liquidation of our trading portfolio.

This table shows a profile of our fixed income and short-term investments. The table shows the average amount of investments, income earned and the yield thereon.

	2007	2006	2005

Average investments, at cost	$4,214,798	$3,529,671	$2,822,686
Net investment income*	206,462	152,804	98,851
Average short-term yield*	5.2%	4.5%	2.7%
Average long-term yield*	4.5%	4.4%	4.0%
Average long-term tax equivalent yield*	5.4%	5.2%	4.9%
Weighted average combined tax equivalent yield*	5.6%	5.0%	4.1%
Weighted average maturity	7.0 years	6.9 years	7.6 years
Weighted average duration	4.9 years	4.6 years	4.9 years
Average S&P rating	AAA	AAA	AAA

*	Excluding realized and unrealized investment gains and losses.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2007.

	Amount	%

Short-term investments	$783,650	17%
U.S. government	163,583	4
States, municipalities and political subdivisions	724,305	16
Special revenue fixed income securities	1,097,976	23
Corporate fixed income securities	297,568	6
Asset-backed and mortgage-backed securities	1,009,692	22
Foreign securities	373,581	8
Other investments	221,922	4

Total investments	$4,672,277	100%

At December 31, 2007, we held subprime-related securities with a fair value of $17.8 million, which represented 1.8% of our asset-backed and mortgage-backed securities portfolio and 0.5% of our total fixed income securities portfolio. Our subprime-related securities had a total unrealized loss of $0.6 million at December 31, 2007, and none had an other-than-temporary impairment. The average rating on these bonds was AAA, and all bonds were current as to principal and interest. We had no realized losses from sales of our subprime-related securities during 2007 or through February 15, 2008. We owned no collateralized debt obligations, collateralized loan obligations or auction rate securities at December 31, 2007.

This table summarizes, by rating, the fair value of our investments in fixed income securities at December 31, 2007.

	Amount	%

AAA	$2,971,589	81%
AA	420,842	11
A	243,774	7
BBB	30,107	1
BB and below	393	—

Total fixed income securities	$3,666,705	100%

This table indicates the expected maturity distribution of the fair value of our fixed income securities at December 31, 2007.

	Amount	%

One year or less	$179,763	5%
One year to five years	759,231	21
Five years to ten years	682,303	19
Ten years to fifteen years	502,752	14
More than fifteen years	532,964	14

Securities with fixed maturities	2,657,013	73
Asset-backed and mortgage-backed securities	1,009,692	27

Total fixed income securities	$3,666,705	100%

The weighted average life of our asset-backed and mortgage-backed securities is 5.6 years.

The fair value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the fair value will generally decrease and as rates decrease, the fair value will generally increase. The fluctuations in fair value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. During 2007, the net pre-tax unrealized gain on our fixed income securities increased $26.7 million due to market value changes resulting from interest rate changes. We estimate that a 1% increase (e.g. from 5% to 6%) in market interest rates would decrease the fair value of our fixed income securities by approximately $179.7 million and a 1% decrease in market interest rates would increase the fair value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. In our current position, higher interest rates would have a positive effect on net earnings.

Some of our fixed income securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment or other market-related credit risk. Prepayment risk exists if the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that carry call or prepayment options and prepayment or credit risk may differ from those anticipated at the time of investment. Calls and prepayments subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. For asset-backed and mortgage-backed securities, prepayment or credit risk could reduce the yield or the return of the remaining principal of these securities. We mitigate this risk by investing in investment grade securities with varied maturity dates, so that only a portion of our portfolio will mature at any point in time.

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

The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments at December 31, 2007.

		Maturities/Estimated Payment Dates
	Total	2008	2009-2010	2011-2012	Thereafter

Cash and investment maturities of insurance companies	$4,463,560	$978,950	$610,523	$556,154	$2,317,933
Estimated loss and loss adjustment expense payments, net of reinsurance	2,342,800	839,689	769,576	368,712	364,823

Estimated available cash flow	$2,120,760	$139,261	$(159,053)	$187,442	$1,953,110

We maintain sufficient liquidity from our current cash and investment maturities, in combination with future operating cash flow, to pay anticipated policyholder claims on their expected payment dates. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments, nor do we anticipate needing to use our $575.0 million Revolving Loan Facility to pay claims. However, this credit facility can provide additional short-term liquidity if an unexpected event were to occur.

Contractual Obligations

The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2007.

		Estimated Payment Dates
	Total	2008	2009-2010	2011-2012	Thereafter

Gross loss and loss adjustment expense payable(1)
Diversified financial products	$1,486,047	$384,260	$607,690	$322,950	$171,147
Group life, accident and health	351,883	292,305	48,522	8,530	2,526
Aviation	169,754	76,890	60,030	19,361	13,473
London market account	377,316	164,019	150,484	51,425	11,388
Other specialty lines	342,810	115,053	139,199	57,108	31,450
Discontinued lines	499,270	101,142	112,364	59,539	226,225

Total loss and loss adjustment expense payable	3,227,080	1,133,669	1,118,289	518,913	456,209
Life and annuity policy benefits	66,199	2,350	4,451	4,138	55,260
1.30% Convertible Notes(2)	127,146	1,621	125,525	—	—
$575.0 million Revolving Loan Facility(3)	237,841	9,200	18,941	209,700	—
Operating leases	73,715	12,499	22,967	15,853	22,396
Earnout liabilities	31,713	29,028	2,685	—	—
Indemnifications	26,698	6,473	10,852	6,248	3,125

Total obligations	$3,790,392	$1,194,840	$1,303,710	$754,852	$536,990

In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts above.

(2)	The 1.30% Convertible Notes mature in 2023, but are shown in the 2009 - 2010 column since the holders may require us to repurchase the Notes on April 1, 2009. The Notes have various put and redemption dates as disclosed in Note 6 to the Consolidated Financial Statements. Amounts include interest payable in respective periods.

(3)	The $575.0 million Revolving Loan Facility expires on December 19, 2011. Interest on $200.0 million of the facility is included at an effective fixed rate of 4.6% through November 2009 due to interest rate swaps. Interest on the remaining facility is included at LIBOR plus 25 basis points (4.85% at December 31, 2007).

Our acquisition of HCC Global Financial Products, LLC (HCC Global) included a contingency for earnout payments based on earnings after the acquisition date, as defined in the purchase agreement. When the conditions for accrual have been satisfied under the applicable purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. Accrued amounts are generally paid in the next year. At December 31, 2007, we accrued earnout payments totaling $31.7 million related to this acquisition. The purchase agreement for HCC Global requires us to pay an earnout based on pre-tax earnings on business underwritten by HCC Global from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. The contractual pre-tax earnings include underwriting results on longer-duration business written by HCC Global and, per the agreement, the earnout cannot be finally determined until all future losses are paid.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2007, we have recorded a liability of $14.8 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. It is not possible to determine the maximum potential impact on our future consolidated net earnings of any such indemnification costs, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Subsidiary Dividends

The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. Historically, we have not relied on dividends from our insurance companies to meet the parent holding company’s obligations, which are primarily outstanding debt and debt service obligations, dividends to shareholders and corporate expenses, since we have had sufficient cash flow from our agencies and reinsurance brokers to meet our corporate cash flow requirements. However, as more profit is now expected to be earned in our insurance companies, we may have to partially depend on cash flow from our insurance companies in the future.

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct domestic insurance company subsidiaries can pay an aggregate of $160.8 million in dividends in 2008 without obtaining special permission from state regulatory authorities. In 2007, 2006 and 2005, our insurance company subsidiaries paid HCC dividends of $22.6 million, $44.0 million and $50.0 million, respectively. The 2005 dividends were then contributed to another insurance company subsidiary.

Lines of Credit

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be increased to $700.0 million. The interest rate is LIBOR plus a margin of 15 to 50 basis points, depending on our debt rating. The facility is collateralized by guarantees entered into by our domestic underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. We had $200.0 million outstanding at December 31, 2007, which we borrowed in 2007 to fund conversion of our 2.00% Convertible Exchange Notes. At December 31, 2007, the contractual interest rate on the outstanding balance was LIBOR plus 25 basis points (4.85%), but the effective interest rate was 4.6% due to the fixed interest rate swaps discussed below.

In 2007, we entered into three interest rate swap agreements to exchange LIBOR (4.6% at December 31, 2007) for a 4.6% fixed rate on the $200.0 million outstanding balance of our Revolving Loan Facility. The swaps mature in November 2009 and qualify for cash flow hedge accounting treatment.

In 2007, we increased our Standby Letter of Credit Facility from $34.0 million to $52.0 million with an increase to $82.0 million in 2008. This facility was entered into in 2006 to replace a portion of our funds at Lloyd’s of London with standby letters of credit to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC. The Standby Letter of Credit Facility contains standard restrictive covenants similar to our Revolving Loan Facility.

At December 31, 2007, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $43.3 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $54.1 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (7.25% at December 31, 2007) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2007, letters of credit totaling $20.5 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $25.6 million collateralizing the lines.

Other

Our debt to total capital ratio was 11.7% at December 31, 2007 and 13.1% at December 31, 2006.

In 2006, we filed a “Universal Shelf” registration statement with the SEC, which replaced our previously filed shelf registration and provides for the issuance of an aggregate of $1.0 billion of our securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. We sold 4.7 million shares of our common stock at $32.05 per share in 2005 under our previous shelf registration. Net proceeds of $150.0 million in 2005 were used to make $108.0 million of capital contributions to our insurance company subsidiaries and to fund acquisitions.

We believe that our operating cash flows, investments, Revolving Loan Facility, Standby Letter of Credit Facility, shelf registration and other sources of liquidity are sufficient to meet our operating needs for the foreseeable future.

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

Inflation can also affect interest rates.  Any significant increase in interest rates could have a material adverse effect on the fair value of our investments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. Any significant increase in interest rates could have a material adverse effect on our net earnings, depending on the unhedged amount borrowed on that facility. We have entered into interest rate swap agreements that fix the interest rate on the $200.0 million outstanding balance of our Revolving Loan Facility at 4.6% through November 2009.

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. There could be a negative impact on our net earnings from the effect of exchange rate fluctuations on these assets and liabilities. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Imbalances are generally net liabilities, and we hedge such imbalances with cash and short-term investments denominated in the same foreign currency as the net imbalance. Our loss from currency conversion, excluding a $13.4 million charge, was $1.8 million in 2007 compared to zero in 2006 and $1.0 million in 2005. This charge was to correct the accounting for unrealized cumulative foreign exchange gains related to certain available for sale securities discussed previously. This loss was offset by a $13.4 million realized gain for embedded net foreign currency exchange gains when the securities were sold in 2007.

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

The table below shows our recorded net reserves at December 31, 2007 by line of business, the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$2,342,800	$2,248,305	$2,094,693	$2,467,472

Individual lines of business:
Diversified financial products	$1,038,444	$991,359	$850,959	$1,175,578
Group life, accident and health	330,603	320,360	290,854	352,117
Aviation	104,885	101,016	93,322	110,314
London market account	209,885	199,111	189,156	224,939
Other specialty lines	226,669	213,238	201,718	241,312
Discontinued lines	432,314	423,221	371,976	510,904

Total net reserves	$2,342,800

The excess of the total recorded net reserves over the actuarial point estimate was 4.2% of recorded net reserves at December 31, 2007 compared to 2.2% at December 31, 2006. The percentage will vary in total and by line depending on current economic events, the potential volatility of the line, the severity of claims reported and of claims incurred but not reported, management’s judgment with respect to the risk of development, the nature of business acquired in acquisitions and historical development patterns.

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

Claims
Characteristics
Speed of
				Claim	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions

Diversified financial products	Directors’ and officers’ liability	Direct and subscription	Medium to long	Moderate	Medium to high	Historical and industry loss reporting patterns

	Professional indemnity	Direct	Medium	Moderate	Medium	Historical loss reporting patterns

	Surety	Direct	Medium	Fast	Low	Historical loss payment and reporting patterns

Group life, accident and health	Medical stop-loss	Direct	Short	Fast	Low	Medical cost and utilization trends Historical loss payment and reporting patterns Rate changes

	Medical excess	Direct and assumed	Short	Fast	Low to medium	Historical loss payment and reporting patterns

Aviation	Aviation	Direct and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns

London market account	Accident and health	Direct and assumed	Medium to long	Slow	High	Historical loss payment and reporting patterns

	Energy*	Subscription	Medium	Moderate	Medium	Historical and industry loss payment and reporting patterns Historical large loss experience

	Property*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns Historical large loss experience

	Marine	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns Historical large loss experience

Other specialty	Liability	Direct and assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns

	Property	Direct and assumed	Short	Fast	Low	Historical loss payment and reporting patterns

Discontinued	Accident and health reinsurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns

	Medical malpractice	Direct	Medium to long	Moderate	Medium to high	Historical loss payment and reporting patterns

*	Includes catastrophe losses

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium. Assumed reinsurance represented 18% of our gross written premium in 2007 and 28% of our gross reserves at December 31, 2007. Approximately 39% of the assumed reinsurance reserves related to business in our discontinued lines, 30% related to assumed reinsurance in our London market account, aviation and diversified financial products lines of business, 13% related to assumed quota share surplus lines business in our other specialty lines, 9% related to assumed business in our group life, accident and health line of business, and 9% related Lloyd’s of London business in our other specialty lines. The remaining assumed reinsurance reserves covered various other reinsurance programs. The table above recaps the underwriting, claims characteristics and major actuarial assumptions for our assumed reinsurance business.

The run-off assumed accident and health reinsurance business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. As discussed previously, we recorded significant increases in assumed reserves in 2003, 2004 and 2005. These losses resulted from late reporting of claims by cedants and state guaranty associations and changes in our actuarial assumptions related to this business. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ claims processing functions to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with insureds related to claims or coverage issues are administered in the normal course of business or settled through arbitration. Based on the negative factors we experienced and the higher risk of this discontinued line of business relative to our continuing lines of business, management believes there may be a greater likelihood of future adverse development in the run-off assumed accident and health reinsurance business than in our other lines of business. We periodically reassess loss reserves for this assumed business and adjust them, if needed.

Our assumed quota share surplus lines business in our other specialty lines is recorded monthly with a two-month time lag. Case reserves are reported directly to us by the cedant, and we establish incurred but not reported reserves based on our estimates. We periodically contact and visit the cedant to discuss loss trends and review claim files. We also receive copies of the cedant’s loss triangles on individual products. Because of the frequent communication, we receive sufficient information to use many of the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

The majority of the assumed reinsurance in our London market account, aviation and diversified financial products lines of business is facultative reinsurance. This business involves reinsurance of a company’s entire captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. In all cases, we underwrite the business and administer the claims, which are reported without a lag by the brokers. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business. We establish loss reserves for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business.

The majority of the assumed reinsurance in our group life, accident and health line of business is due to medical excess products in our Health Products Division. Although very similar to our direct medical stop-loss business, it is written as excess reinsurance of HMOs, provider groups, hospitals and other insurance companies. Our Lloyd’s of London business is reported as reinsurance. We underwrite the assumed group life, accident and health and Lloyd’s of London business and administer the claims. Disputes, if any, are administered in the normal course of business. We establish loss reserves for this business using the same methods and assumptions we would use to set reserves for comparable direct business.

The following tables show the composition of our gross, ceded and net reserves at the respective balance sheet dates.

				% Net
				IBNR to
				Net Total
	Gross	Ceded	Net	Reserves

At December 31, 2007
Reported loss reserves:
Diversified financial products	$593,378	$187,256	$406,122
Group life, accident and health	194,670	2,244	192,426
Aviation	116,983	44,219	72,764
London market account	242,918	134,658	108,260
Other specialty lines	131,012	45,672	85,340

Subtotal reported reserves	1,278,961	414,049	864,912

Incurred but not reported reserves:
Diversified financial products	892,669	260,347	632,322	61%
Group life, accident and health	157,213	19,036	138,177	42
Aviation	52,771	20,650	32,121	31
London market account	134,398	32,773	101,625	48
Other specialty lines	211,798	70,469	141,329	62

Subtotal incurred but not reported reserves	1,448,849	403,275	1,045,574	55

Discontinued lines reported reserves	335,177	44,141	291,036
Discontinued lines incurred but not reported reserves	164,093	22,815	141,278	33

Total loss and loss adjustment expense payable	$3,227,080	$884,280	$2,342,800	51%

At December 31, 2006
Reported loss reserves:
Diversified financial products	$507,739	$177,274	$330,465
Group life, accident and health	156,058	1,627	154,431
Aviation	108,851	39,506	69,345
London market account	311,862	206,344	105,518
Other specialty lines	83,105	30,231	52,874

Subtotal reported reserves	1,167,615	454,982	712,633

Incurred but not reported reserves:
Diversified financial products	782,571	264,400	518,171	61%
Group life, accident and health	176,955	14,210	162,745	51
Aviation	63,460	28,592	34,868	33
London market account	142,358	42,192	100,166	49
Other specialty lines	150,459	51,405	99,054	65

Subtotal incurred but not reported reserves	1,315,803	400,799	915,004	56

Discontinued lines reported reserves	398,193	74,580	323,613
Discontinued lines incurred but not reported reserves	215,440	57,729	157,711	33

Total loss and loss adjustment expense payable	$3,097,051	$988,090	$2,108,961	51%

We determine our incurred but not reported reserves by first projecting the ultimate expected losses by product within each line of business. We then subtract paid losses and reported loss reserves from the ultimate loss reserves. The remainder is our incurred but not reported reserves. The level of incurred but not reported reserves in relation to total reserves depends upon the characteristics of the specific line of business, particularly with respect to the speed with which losses are reported and outstanding claims reserves are adjusted. Lines for which losses are reported fast will have a lower percentage of incurred but not reported loss reserves than slower reporting lines, and lines for which reserve volatility is low will have a lower percentage of incurred but not reported loss reserves than high volatility lines.

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

The percentage of net incurred but not reported reserves to net total reserves was 51% at both December 31, 2007 and 2006. The reasons, by line of business, for changes in net reserves and the percentage of incurred but not reported reserves to total net reserves, other than changes related to normal maturing of claims, follow:

•	Diversified financial products — Total net reserves in our diversified financial products line of business increased $189.8 million from 2006 to 2007 as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business is higher than in most of our other lines, since these losses report slower and have a longer duration. The percentage will decrease as the claims start to mature.

•	Group life, accident and health — The percentage of incurred but not reported reserves decreased in 2007 as we integrated the Health Products Division, acquired in 2006, into our normal reserving practices. The acquired reserves did not include a case basis factor similar to our other medical stop-loss reserves. This refinement caused a reduction in incurred but not reported reserves and an increase in reported loss reserves.

•	Other specialty lines — Total net reserves increased $74.7 million due to increased participation and activity in our Lloyd’s of London syndicate and more assumed quota share surplus lines business.

•	Discontinued lines — Total net reserves for our discontinued lines decreased $49.3 million in 2007 as a result of claims payments.

Our net reserves historically have shown favorable development except for the effects of commutations, which we have completed in the past and may negotiate in the future. Commutations can produce adverse prior year development since, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout of the reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that our net reserves are adequate.

We conducted a detailed review of our loss exposure to current market events, including subprime issues that have recently affected credit markets in the United States. In reviewing our exposure, we considered the types of risks we wrote, the industry of our insured, attachment points with respect to excess business, types of coverage, policy limits, actual claims reported, and current legal interpretations and decisions. Based on that review and our current knowledge, we believe our losses with respect to current events will be contained within the applicable loss reserves that have been recorded for the related exposures.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

Reinsurance Recoverables

We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectibility of the reinsurance recoverables of our insurance companies and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty. In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectibility of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

The reserve was $8.5 million at December 31, 2007, compared to $14.9 million at December 31, 2006. We increased the reserve in 2007 by $2.2 million to cover additional recoverables for which changed conditions caused us to believe that part or all of the outstanding balances may not be collectible. We wrote off $8.6 million of uncollectible balances in 2007. We assessed the collectibility of our year-end recoverables and believe amounts are collectible and any potential losses are adequately reserved based on currently available information.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe that, as of December 31, 2007, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain pre-acquisition tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

We assess the impairment of goodwill annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. In determining the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Values in Accounting Measurements. This approach utilizes estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest and a risk premium for uncertainty in the cash flows. We utilize our budgets and projections of future operations based on historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

Other-Than-Temporary Impairments on Investments

Declines in the market value of invested assets below cost are evaluated for other-than-temporary impairment losses on a quarterly basis. Impairment losses for declines in value of fixed income securities below cost attributable to issuer-specific events, including recent subprime market issues, are based on all relevant facts and circumstances for each investment and are recognized when appropriate. For fixed income securities with unrealized losses due to market conditions or industry-related events where we have the positive intent and ability to hold the investment for a period of time sufficient to allow a market recovery or to maturity, declines in value below cost are not assumed to be other-than-temporary. At December 31, 2007, we had gross unrealized losses on fixed income securities of $18.3 million (0.5% of aggregate fair value) compared to $24.3 million (0.8% of aggregate fair value) at December 31, 2006. We did not have any impairment losses in 2007 or 2006 with respect to these securities.

Recent Accounting Pronouncements

FIN No. 48, Accounting for Uncertainty in Income Taxes, became effective January 1, 2007. Under FIN 48, a company may only recognize the tax benefit from an uncertain tax position if it is more likely than not the tax position will be sustained upon examination by the tax authority. See Note 7 to our Consolidated Financial Statements for discussion about our adoption of FIN 48.

The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows a company to measure fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 are effective January 1, 2008. We do not expect their adoption to have a material impact on our consolidated financial statements.

The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 will be effective January 1, 2009 and early adoption is not permitted. We are evaluating the impact SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt and on foreign currency exchange rate risk.

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

Interest Rate Risk

To manage the exposures of our investment risks, we generally invest in investment grade securities with characteristics of duration and liquidity to reflect the underlying characteristics of the insurance liabilities of our insurance companies. We have not used derivatives to manage any of our investment-related market risks. The value of our portfolio of fixed income securities is inversely correlated to changes in the market interest rates. In addition, some of our fixed income securities have call or prepayment options. This could subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. We attempt to mitigate this risk by investing in securities with varied maturity dates, so that only a portion of the portfolio will mature at any point in time.

The fair value of our fixed income securities was $3.7 billion at December 31, 2007 and $3.0 billion at December 31, 2006. If market interest rates were to change 1% (e.g. from 5% to 6%), the fair value of our fixed income securities would have changed approximately $179.7 million at December 31, 2007. This compares to a change in fair value of $138.3 million at December 31, 2006 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our $575.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2007, the outstanding balance of $200.0 million was effectively converted to fixed rate debt at 4.6% through the use of interest rate swaps. Our 1.30% Convertible Notes are not subject to interest rate changes.

Foreign Exchange Risk

The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2007 and 2006 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2007		2006
		Hypothetical		Hypothetical
	U.S. Dollar	10% Change	U.S. Dollar	10% Change
	Equivalent	in Fair Value	Equivalent	in Fair Value

British pound sterling	$42,340	$4,234	$37,701	$3,770
Euro	1,041	104	1,942	194
Canadian dollar	1,355	135	816	82

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2007 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2007 in previously filed reports on Form 8-K.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

On May 17, 2007, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2007 and to the Annual Report on Form 10-K for the year ended December 31, 2006, the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

For information regarding Certain Relationships and Related Transactions and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007 and which is incorporated herein by reference.

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

HCC Insurance Holdings, Inc.
(Registrant)

Dated: February 29, 2008	By: /s/ Frank J. Bramanti (Frank J. Bramanti) Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ Frank J. Bramanti (Frank J. Bramanti)		Director and Chief Executive Officer (Principal Executive Officer)	February 29, 2008

/s/ Patrick B. Collins* (Patrick B. Collins)		Director	February 29, 2008

/s/ J. Robert Dickerson* (J. Robert Dickerson)		Director, Chairman of the Board and Lead Independent Director	February 29, 2008

/s/ Walter M. Duer* (Walter M. Duer)		Director	February 29, 2008

/s/ Edward H. Ellis, Jr. (Edward H. Ellis, Jr.)		Director, Executive Vice President and Chief Financial Officer (Chief Accounting Officer)	February 29, 2008

/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)		Director	February 29, 2008

/s/ Allan W. Fulkerson* (Allan W. Fulkerson)		Director	February 29, 2008

/s/ John N. Molbeck, Jr.* (John N. Molbeck, Jr.)		Director, President and Chief Operating Officer	February 29, 2008

/s/ James E. Oesterreicher* (James E. Oesterreicher)		Director	February 29, 2008

/s/ Michael A. F. Roberts* (Michael A. F. Roberts)		Director	February 29, 2008

/s/ Christopher J. B. Williams* (Christopher J. B. Williams)		Director	February 29, 2008

*By:	/s/ Edward H. Ellis, Jr. Edward H. Ellis, Jr., Attorney-in-fact

INDEX TO EXHIBITS

Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.

Exhibit
Number

A3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
B3	.2	—	Bylaws of HCC Insurance Holdings, Inc., as amended.
B4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
C4	.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
D4	.3	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
E4	.4	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
F10	.1	—	Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of April 4, 2007 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association and The Bank of New York.
G10	.2	—	First Amendment to Loan Agreement dated as of October 23, 2007 by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association; The Bank of New York; Key Bank National Association; Bank of America, N.A.; and Deutsche Bank AG New York Branch.
H10	.3	—	Master Agreement dated August 3, 2006 by and among Allianz Life Insurance Company of North America, Allianz Life Insurance Company of New York and HCC Life Insurance Company.
I10	.4	—	HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan, as amended and restated.
J10	.5	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2001 Flexible Incentive Plan.
K10	.6	—	HCC Insurance Holdings, Inc. 2004 Flexible Incentive Plan.
L10	.7	—	Form of Incentive Stock Option Agreement under the HCC Insurance Holdings, Inc. 2004 Incentive Plan.
M10	.8	—	HCC Insurance Holdings, Inc. 2007 Incentive Compensation Plan.
N10	.9	—	Employment Agreement effective January 1, 2007, between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
O10	.10	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
O10	.11	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
O10	.12	—	Employment Agreement effective June 1, 2007, between HCC Insurance Holdings, Inc. and Michael J. Schell.
O10	.13	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
P10	.14	—	Service Agreement effective as of January 1, 2006, between HCC Service Company Limited (UK) Branch and Barry J. Cook.
Q10	.15	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Frank J. Bramanti.
Q10	.16	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck.

Exhibit
Number

R10	.17	—	Consulting Agreement and Resignation effective as of November 17, 2006 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
S10	.18	—	Amendment No. 1 to Consulting Agreement and Resignation effective as of February 21, 2007 by and between HCC Insurance Holdings, Inc. and Stephen L. Way.
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated February 29, 2008.
24		—	Powers of Attorney.
31.1		—	Certification by Chief Executive Officer.
31.2		—	Certification by Chief Financial Officer.
32.1		—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

F	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 4, 2007.

G	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated October 24, 2007.

H	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended June 30, 2006.

I	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 22, 2002 Annual Meeting of Shareholders filed April 26, 2002.

J	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2002.

K	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 13, 2004 Annual Meeting of Shareholders filed April 16, 2004.

L	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the year ended December 31, 2004.

M	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 10, 2007 Annual Meeting of Shareholders filed April 13, 2007.

N	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 12, 2007.

O	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 10, 2007.

P	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2007.

Q	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 30, 2007.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

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

/s/  PricewaterhouseCoopers LLP

Houston, TX
February 29, 2008

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2007	2006

ASSETS
Investments:
Fixed income securities, at fair value (amortized cost: 2007 — $3,641,667; 2006 — $3,008,818)	$3,666,705	$3,007,193
Short-term investments, at cost, which approximates fair value	783,650	714,685
Other investments	221,922	206,117

Total investments	4,672,277	3,927,995
Cash	39,135	48,290
Restricted cash and cash investments	193,151	176,424
Premium, claims and other receivables	763,401	864,705
Reinsurance recoverables	956,665	1,169,934
Ceded unearned premium	244,684	226,125
Ceded life and annuity benefits	66,199	70,923
Deferred policy acquisition costs	192,773	182,410
Goodwill	776,046	742,677
Other assets	170,314	220,649

Total assets	$8,074,645	$7,630,132

LIABILITIES
Loss and loss adjustment expense payable	$3,227,080	$3,097,051
Life and annuity policy benefits	66,199	70,923
Reinsurance balances payable	129,838	122,805
Unearned premium	943,946	920,350
Deferred ceding commissions	68,968	64,949
Premium and claims payable	497,974	646,224
Notes payable	324,714	308,887
Accounts payable and accrued liabilities	375,561	356,140

Total liabilities	5,634,280	5,587,329

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2007 — 115,069; 2006 — 111,731)	115,069	111,731
Additional paid-in capital	831,419	798,213
Retained earnings	1,445,995	1,098,887
Accumulated other comprehensive income	47,882	33,972

Total shareholders’ equity	2,440,365	2,042,803

Total liabilities and shareholders’ equity	$8,074,645	$7,630,132

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006	2005

REVENUE
Net earned premium	$1,985,086	$1,709,189	$1,369,988
Fee and commission income	140,092	137,131	132,628
Net investment income	206,462	152,804	98,851
Net realized investment gain (loss)	13,188	(841)	1,448
Other operating income	43,545	77,012	39,773

Total revenue	2,388,373	2,075,295	1,642,688

EXPENSE
Loss and loss adjustment expense, net	1,183,947	1,011,856	919,697
Policy acquisition costs, net	366,610	319,885	261,708
Other operating expense	241,642	222,324	180,990
Interest expense	10,304	11,396	7,684

Total expense	1,802,503	1,565,461	1,370,079

Earnings from continuing operations before income tax expense	585,870	509,834	272,609
Income tax expense on continuing operations	190,441	167,549	84,177

Earnings from continuing operations	395,429	342,285	188,432
Earnings from discontinued operations, net of income taxes of $1,686	—	—	2,760

Net earnings	$395,429	$342,285	$191,192

Basic earnings per share data:
Earnings from continuing operations	$3.50	$3.08	$1.78
Earnings from discontinued operations	—	—	0.03

Net earnings	$3.50	$3.08	$1.81

Weighted average shares outstanding	112,873	111,309	105,463

Diluted earnings per share data:
Earnings from continuing operations	$3.38	$2.93	$1.72
Earnings from discontinued operations	—	—	0.03

Net earnings	$3.38	$2.93	$1.75

Weighted average shares outstanding	116,997	116,736	109,437

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Net earnings	$395,429	$342,285	$191,192
Other comprehensive income (loss):
Investment gains (losses):
Investment gains (losses) during the year, net of income tax charge (benefit) of $14,416 in 2007, $14,212 in 2006, and $(2,946) in 2005	27,464	26,142	(4,257)
Less reclassification adjustment for gains included in net earnings, net of income tax charge of $13,111 in 2007, $13,484 in 2006, and $2,479 in 2005	(24,350)	(25,043)	(4,605)

Net investment gains (losses)	3,114	1,099	(8,862)

Cash flow hedge loss, net of income tax benefit of $871	(1,617)	—	—
Foreign currency translation adjustment, net of income tax charge (benefit) of $863 in 2007, $3,249 in 2006, and $(762) in 2005	12,413	13,799	(9,699)

Other comprehensive income (loss)	13,910	14,898	(18,561)

Comprehensive income	$409,339	$357,183	$172,631

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2007, 2006 and 2005
(in thousands, except per share data)

				Accumulated
		Additional		Other	Total
	Common	Paid-In	Retained	Comprehensive	Shareholders’
	Stock	Capital	Earnings	Income	Equity

Balance at December 31, 2004	$68,038	$582,566	$637,259	$37,635	$1,325,498
Net earnings	—	—	191,192	—	191,192
Other comprehensive income	—	—	—	(18,561)	(18,561)
Issuance of 4,688 shares in public offering, net of costs	4,688	145,276	—	—	149,964
Issuance of 2,439 shares for exercise of options, including tax benefit of $6,168	1,785	40,522	—	—	42,307
Issuance of 1,624 shares for purchased companies and convertible debt	1,227	26,226	—	—	27,453
Stock-based compensation	—	2,645	—	—	2,645
Three-for-two stock split	35,065	(35,065)	—	—	—
Cash dividends declared, $0.282 per share	—	—	(30,063)	—	(30,063)

Balance at December 31, 2005	110,803	762,170	798,388	19,074	1,690,435
Net earnings	—	—	342,285	—	342,285
Other comprehensive income	—	—	—	14,898	14,898
Issuance of 928 shares for exercise of options, including tax benefit of $3,396	928	18,071	—	—	18,999
Stock-based compensation	—	14,022	—	—	14,022
Reimbursement, net of income taxes of $2,127	—	3,950	—	—	3,950
Cash dividends declared, $0.375 per share	—	—	(41,786)	—	(41,786)

Balance at December 31, 2006	111,731	798,213	1,098,887	33,972	2,042,803
Cumulative effect of accounting change (adoption of FIN 48)	—	—	(678)	—	(678)
Net earnings	—	—	395,429	—	395,429
Other comprehensive income	—	—	—	13,910	13,910
Issuance of 1,101 shares for exercise of options, including tax benefit of $3,352	1,101	23,432	—	—	24,533
Issuance of 22 shares to directors	22	695	—	—	717
Issuance of 2,215 shares for debt conversions	2,215	(2,215)	—	—	—
Stock-based compensation	—	11,294	—	—	11,294
Cash dividends declared, $0.42 per share	—	—	(47,643)	—	(47,643)

Balance at December 31, 2007	$115,069	$831,419	$1,445,995	$47,882	$2,440,365

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$395,429	$342,285	$191,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	97,304	40,955	(6,094)
Change in reinsurance recoverables	213,353	192,049	(250,829)
Change in ceded unearned premium	(18,436)	13,291	82,433
Change in loss and loss adjustment expense payable	129,203	136,520	705,688
Change in reinsurance balances payable	7,002	(54,834)	(49,772)
Change in unearned premium	21,498	109,280	38,809
Change in premium and claims payable, net of restricted cash	(164,977)	(126,027)	(3,851)
Gain on sale of subsidiaries	—	—	(8,717)
Change in trading portfolio	9,362	(19,919)	(66,809)
Depreciation and amortization expense	15,982	14,980	14,647
Stock-based compensation expense	12,011	13,126	2,645
Other, net	8,705	(8,318)	(25,352)

Cash provided by operating activities	726,436	653,388	623,990

Cash flows from investing activities:
Sales of fixed income securities	438,057	338,927	237,480
Maturity or call of fixed income securities	302,876	247,072	186,075
Cost of securities acquired	(1,377,750)	(1,389,984)	(1,054,529)
Change in short-term investments	(72,279)	129,919	(72,703)
Sale of strategic investments	46,612	63,285	14,146
Payments for purchase of subsidiaries, net of cash received	(65,112)	(45,722)	(94,056)
Sale of subsidiaries	—	—	21,116
Other, net	(9,741)	(11,971)	(10,509)

Cash used by investing activities	(737,337)	(668,474)	(772,980)

Cash flows from financing activities:
Advances on line of credit and issuance of notes payable	232,000	140,000	46,528
Payments on line of credit and notes payable	(205,763)	(140,616)	(48,181)
Sale of common stock, net of costs	24,533	18,999	186,103
Dividends paid	(46,158)	(38,923)	(27,644)
Other, net	(2,866)	9,981	(3,814)

Cash provided (used) by financing activities	1,746	(10,559)	152,992

Net increase (decrease) in cash	(9,155)	(25,645)	4,002
Cash at beginning of year	48,290	73,935	69,933

Cash at end of year	$39,135	$48,290	$73,935

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(1)	General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability, surety and credit); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland, although some of our operations have a broader international scope.

Our principal domestic insurance companies are Houston Casualty Company, U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company and American Contractors Indemnity Company. These companies operate throughout the United States with headquarters in Houston, Texas, Atlanta, Georgia, Frederick, Maryland and Los Angeles, California, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom, Spain and Bermuda. We also participate in two Lloyd’s of London syndicates, which are managed by our subsidiary, HCC Underwriting Agency, Ltd. (UK), operating in London, England.

Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies in specialized lines of business within the property and casualty and group life, accident and health insurance sectors. Our principal domestic agencies are Professional Indemnity Agency, HCC Global Financial Products, Covenant Underwriters, HCC Specialty Underwriters, HCC Indemnity Guaranty Agency, RA&MCO Insurance Services, MultiNational Underwriters, LLC and G.B. Kenrick & Associates. Our agencies operate throughout the United States. Our principal foreign agency is HCC Global Financial Products, with headquarters in Barcelona, Spain.

Our reinsurance and insurance brokers provide brokerage, consulting and other broker services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our principal reinsurance brokers are Rattner Mackenzie and HCC Risk Management, operating principally in the United Kingdom, Bermuda and Houston, Texas. Our insurance broker is Continental Underwriters.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions

Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance coverage in the period. Written premium, net of reinsurance, is primarily recognized in earnings on a pro rata basis over the term of the related policies. However, for certain policies, written premium is recognized in earnings over the period of risk in proportion to the amount of insurance risk provided. Unearned premium represents the portion of premium written that relates to the unexpired term of coverage. Premium for commercial title insurance and group life policies is recognized in earnings when the premium is due. When the limit under a specific excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.

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

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $6.4 million and $6.5 million at December 31, 2007 and 2006, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

Loss and Loss Adjustment Expense Payable

Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses, and anticipated receipts from salvage and

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

subrogation. Reserves are recorded on an undiscounted basis, except for reserves of acquired companies. The discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry’s experience. While we believe that amounts included in our consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries and any changes are reflected in loss and loss adjustment expense in the period of the change.

Reinsurance

We record all reinsurance recoverables and ceded unearned premium as assets, and deferred ceding commissions as liabilities. All such amounts are recorded in a manner consistent with the underlying reinsured contracts. We record a reserve for uncollectible reinsurance based on our assessment of reinsurers’ credit worthiness, reinsurance contract terms and collectibility. Information utilized to calculate the reserve is subject to change, which could affect the level of the reserve in the future.

Cash and Short-term Investments

Cash consists of cash in banks, generally in operating accounts. We classify certificates of deposit and money market funds as short-term investments. Short-term investments are classified as investments in our consolidated balance sheets as they relate principally to our investment activities.

We generally maintain our cash deposits in major banks and invest our short-term funds in institutional money-market funds and short-term financial instruments. These securities typically mature within ninety days and, therefore, bear minimal risk.

Certain fiduciary funds totaling $213.4 million and $295.7 million were included in short-term investments and fixed income securities at December 31, 2007 and 2006, respectively. These funds are held by underwriting agencies, reinsurance brokers or surety companies for the benefit of insurance or reinsurance clients. We earn interest, net of expenses, on these funds.

Restricted Cash and Cash Investments

Our agencies withhold premium funds for the payment of claims. These funds are shown as restricted cash and cash investments in our consolidated balance sheets. The corresponding liability is included within premium and claims payable in our consolidated balance sheets. These amounts are considered fiduciary funds, and interest earned on these funds accrues to the benefit of the insurance companies from whom the funds were withheld. Therefore, we do not include these amounts as cash in our consolidated statements of cash flows.

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

Short-term investments and restricted cash investments are carried at cost, which approximates fair value. Other investments include other alternative investments, which are accounted for using the equity method of accounting, and trading securities, which are carried at fair value. The carrying value of our alternative investments and trading securities was $172.8 million and $49.1 million, respectively, at December 31, 2007, and $147.6 million and $58.5 million, respectively, at December 31, 2006. Changes in carrying value are included in the consolidated statements of earnings in net investment income for other alternative investments and in other operating income for trading securities.

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

Derivative Financial Instruments

We have reinsured interests in two long-term mortgage impairment insurance contracts. The exposure with respect to these two contracts is measured based on movement in a specified UK housing index. These insurance contracts qualify as derivative financial instruments, are unhedged and are reported in other assets at fair value, which was $16.8 million and $11.2 million at December 31, 2007 and 2006, respectively. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms and validated based on current market quotes. Changes in fair value are recorded each period as a component of other operating income in the consolidated statements of earnings.

We have interest rate swap agreements that effectively convert the $200.0 million outstanding balance on our Revolving Loan Facility from a variable rate to a fixed rate. These agreements are derivative financial instruments and qualify for hedge accounting treatment as cash flow hedges. Changes in fair value of the swap agreements are recorded each period as a component of other comprehensive income, net of the related deferred income tax effect.

Strategic Investments and Other Operating Income

Included in other assets are certain strategic investments in insurance-related companies. For any strategic investment in which we own a 20% to 50% equity interest, the investment and income are recorded using the equity method of accounting. The related income is reported in other operating income in the consolidated statements of earnings. We carry the remaining investments that are marketable at fair value and the remaining investments that are not readily marketable at management’s estimate of fair value. We record any interest, dividends and realized gains or losses in other operating income and unrealized gains or losses in other comprehensive income.

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

To determine the fair value of a reporting unit, we utilize the expected cash flow approach in Statement of Financial Accounting Concepts No. 7, Using Cash Flow Information and Present Value in Accounting Measurements. This approach utilizes estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest and a risk premium for uncertainty in the cash flows. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

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

Foreign Currency

The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. For available for sale securities, unrealized gains and losses related to fluctuations in exchange rates are recorded as a component of other comprehensive income, net of the related deferred income tax effect. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. Our foreign currency transactions are principally denominated in British pound sterling and the Euro.

We utilize the Euro and British pound sterling as the functional currency in our other foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment, net of the related deferred income tax effect, within accumulated other comprehensive income. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the consolidated statements of cash flows.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Effective January 1, 2007, we recorded a liability for our uncertain tax positions where we determined it is not more likely than not the tax position will be sustained upon examination by the appropriate tax authority. Changes in the liability for our uncertain tax positions are reflected in income tax expense or goodwill, if related to an acquisition, in the period a new uncertain tax position arises, we change our judgment about the likelihood of uncertainty, the tax issue is settled, or the statute of limitations expires. We report any potential net interest income or expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively.

Stock-Based Compensation

Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment, requires companies to charge the fair value of stock-based compensation to earnings. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method. We are recognizing compensation expense in 2006 and thereafter for all previously granted but unvested stock options as of January 1, 2006, and all options granted after that date. We use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. In 2005, we accounted for options granted to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The 2005 consolidated financial statements were not restated to reflect our adoption of SFAS 123(R).

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

Prior to 2006, compensation expense for variable awards was recognized in accordance with Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans. If the number of options or exercise price was not fixed on the date of grant, the option was accounted for as a variable award until the number of options or the exercise price became fixed, or until the option was exercised, canceled or expired unexercised. For variable awards, intrinsic value was remeasured each period and was equal to the closing price of our stock on the last day of the reporting period less the grant exercise price. As a result, the amount of compensation expense or benefit recognized each period fluctuated based on changes in our closing stock price from the last day of the previous period to the last day of the current period. In cases when our closing stock price did not exceed the recipient’s exercise price, no compensation expense resulted.

Prior to 2006, we accounted for modifications to stock options in accordance with APB 25, as subsequently interpreted by FIN No. 44, Accounting for Certain Transactions involving Stock Compensation. Modifications included, but were not limited to, acceleration of vesting, extension of the exercise period following termination of employment, and/or continued vesting while not providing substantive services. Compensation expense for modified awards was recorded in the period of modification for the intrinsic value of the vested portion of the award, including vesting that occurred while not providing substantive services, after the date of modification. The intrinsic value of the award was the difference between the closing price of our common stock on the date of modification and the recipient’s exercise price.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted average common shares outstanding plus the weighted average potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are included in the weighted average potential common shares outstanding. Also included in the weighted average potential common shares outstanding are common shares that would be issued for any premium in excess of the principal amount of our convertible debt. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding due to options and our convertible debt.

Large Loss Events

During 2006 and 2005, we reached agreements with various reinsurers to commute two large reinsurance contracts related to run-off assumed accident and health reinsurance business included in our discontinued lines. We had $120.2 million in 2006 and $145.7 million in 2005 of reinsurance recoverables at the date of commutation. In consideration for discounting the recoverables and reassuming the associated loss reserves, we agreed to accept cash payments that were less than the related recoverables. We recorded a pre-tax loss of $20.2 million in 2006 and $26.0 million in 2005 related to these commutations, which was included in loss and loss adjustment expense in our insurance company segment. Net earnings were reduced $13.1 million in 2006 and $16.9 million in 2005 as a result of these commutations.

During 2005, we incurred catastrophic losses related to three major and two minor hurricanes (collectively, the 2005 hurricanes) and recognized $89.7 million of pre-tax losses. This amount included $73.2 million of losses recorded in loss and loss adjustment expense and $16.5 million for premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium. The effect of the 2005 hurricanes reduced consolidated and insurance company segment net earnings $58.2 million in 2005.

Recent Accounting Pronouncements

FIN No. 48, Accounting for Uncertainty in Income Taxes, became effective January 1, 2007. Under FIN 48, a company may only recognize the tax benefit from an uncertain tax position if it is more likely than not the tax position will be sustained upon examination by the tax authority. See Note 7 for discussion about our adoption of FIN 48.

The FASB has issued SFAS No. 157, Fair Value Measurements, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement. SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements. The FASB has also issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows a company to measure fair value of eligible financial assets and liabilities that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. Both SFAS 157 and SFAS 159 are effective January 1, 2008. We do not expect their adoption to have a material impact on our consolidated financial statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 will be effective January 1, 2009 and early adoption is not permitted. We are evaluating the impact SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

(2)	Acquisitions, Disposition and Goodwill

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

	Effective Date of	Initial	Goodwill	Deductible
	Acquisition	Consideration	Recognized	Goodwill

United States Surety Company	March 1, 2005	$19.4	$12.6	No
HCC International Insurance Company	July 1, 2005	24.6	17.3	No
Perico Life Insurance Company	November 30, 2005	20.0	—	Yes
Perico Ltd.	December 1, 2005	33.4	31.8	Yes
HCCL Holdings Limited (UK) (formerly Illium Insurance Group, Ltd.)	December 31, 2005	3.0	2.1	No
Novia Underwriters, Inc.	June 30, 2006	5.5	5.2	No
G.B. Kenrick & Associates, Inc.	July 1, 2006	18.0	16.9	No
Health Products Division	October 2, 2006	140.0	137.2	Yes
Promoregistration.com	March 2, 2007	4.1	—	Yes
Pioneer General Insurance Company	November 1, 2007	12.0	4.8	No

In the above table, the initial consideration column represents cash and the value of our common stock paid for the acquisition. The goodwill recognized column represents goodwill recorded through December 31, 2007. The deductible goodwill column indicates if the goodwill is deductible for income tax purposes.

On November 1, 2007, we acquired Ponderosa Management Inc., the parent company of Pioneer General Insurance Company, for $12.0 million in cash. Pioneer General writes surety bonds and its operations are included in our insurance company segment. We valued all identifiable assets and liabilities at fair value and allocated $4.8 million to goodwill in our initial purchase price allocation. We are currently obtaining additional information to complete our purchase price allocation, which we expect to complete in the first quarter of 2008.

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

The Health Products Division generated a profit in 2007, and we expect it to continue to generate a profit and positive cash flow due to the unique synergies (specialized systems, claims administration, operational focus and management expertise) our existing medical stop-loss business contributed to the combined, post-acquisition business. For our purchase price allocation, we assessed the value of these synergies, as well as the value of the assembled workforce. The value of these items was subsumed into goodwill in accordance with SFAS No. 141, Business Combinations. We valued all identifiable assets and liabilities at fair value, including discounting the loss reserves by $2.9 million. The following table summarizes the fair value of assets acquired and liabilities assumed and the resulting $137.2 million of goodwill:

Premium, claims and other receivables	$6,372
Goodwill	137,154
Other assets	280

Total assets acquired	143,806

Loss and loss adjustment expense payable	146,811
Reinsurance balances payable	746
Premium and claims payable	4,375
Accounts payable and accrued liabilities	1,961

Total liabilities assumed	153,893

Net cash received	$10,087

Our prior acquisition of HCC Global Financial Products, LLC on October 1, 2002 for $6.9 million of initial consideration includes a contingency for earnout payments based on earnings after the acquisition date, as defined in the purchase agreement. The agreement requires us to pay an earnout based on pre-tax earnings on business underwritten by HCC Global from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. The contractual pre-tax earnings include underwriting results on longer-duration business written by HCC Global and, per the agreement, the earnout cannot be finally determined until all future losses are paid. When the conditions for accrual have been satisfied under the purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. At December 31, 2007, we had accrued earnouts totaling $31.7 million, of which $29.0 million and $2.7 million will be paid in 2008 and 2009, respectively. The total earnout and the related goodwill recognized from the acquisition date through December 31, 2007 was $166.3 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Subsequent Acquisition

On January 2, 2008, we acquired MultiNational Underwriters, LLC, for $42.0 million in cash and a possible additional earnout depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance.

Disposition

The earnings from discontinued operations represents the final earnout payment we received for a business sold in 2003.

Goodwill

When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In 2007, we transferred $3.3 million of goodwill associated with a strategic investment to the carrying cost of that investment. The changes in goodwill were as follows:

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Balance at December 31, 2005	$340,069	$192,878	$—	$—	$532,947
Additions:
Acquisitions	151,717	7,005	—	3,323	162,045
Earnouts	41,034	6,651	—	—	47,685

Balance at December 31, 2006	532,820	206,534	—	3,323	742,677
Additions:
Acquisitions	3,503	—	—	—	3,503
Earnouts	27,984	5,206	—	—	33,190
Other	(323)	—	323	(3,323)	(3,323)

Balance at December 31, 2007	$563,984	$211,740	$323	$—	$776,047

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(3)	Investments

Substantially all of our fixed income securities are investment grade and 99% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities, all of which are classified as available for sale, were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2007
U.S. government	$159,147	$4,445	$(9)	$163,583
States, municipalities and political subdivisions	1,802,417	22,494	(2,630)	1,822,281
Corporate fixed income securities	299,288	2,778	(4,498)	297,568
Asset-backed and mortgage-backed securities	1,001,423	12,692	(4,423)	1,009,692
Foreign securities	379,392	956	(6,767)	373,581

Total fixed income securities	$3,641,667	$43,365	$(18,327)	$3,666,705

December 31, 2006
U.S. government	$121,641	$689	$(750)	$121,580
States, municipalities and political subdivisions	1,350,509	16,008	(4,815)	1,361,702
Corporate fixed income securities	334,750	765	(4,950)	330,565
Asset-backed and mortgage-backed securities	787,838	4,989	(6,785)	786,042
Foreign securities	414,080	214	(6,990)	407,304

Total fixed income securities	$3,008,818	$22,665	$(24,290)	$3,007,193

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

All fixed income securities were income producing during 2007, except for one security valued at $0.4 million. The following table displays the gross unrealized losses and fair value of all investments that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2007
U.S. government	$671	$(2)	$2,234	$(7)	$2,905	$(9)
States, municipalities and political subdivisions	236,494	(1,535)	149,584	(1,095)	386,078	(2,630)
Corporate fixed income securities	34,577	(2,316)	107,084	(2,182)	141,661	(4,498)
Asset-backed and mortgage-backed securities	89,112	(1,205)	220,651	(3,218)	309,763	(4,423)
Foreign securities	82,971	(861)	217,555	(5,906)	300,526	(6,767)

Total fixed income securities	$443,825	$(5,919)	$697,108	$(12,408)	$1,140,933	$(18,327)

December 31, 2006
U.S. government	$6,892	$(19)	$49,922	$(731)	$56,814	$(750)
States, municipalities and political subdivisions	188,704	(801)	239,299	(4,014)	428,003	(4,815)
Corporate fixed income securities	60,037	(236)	194,020	(4,714)	254,057	(4,950)
Asset-backed and mortgage-backed securities	207,133	(909)	263,886	(5,876)	471,019	(6,785)
Foreign securities	272,668	(4,340)	92,152	(2,650)	364,820	(6,990)

Total fixed income securities	$735,434	$(6,305)	$839,279	$(17,985)	$1,574,713	$(24,290)

We regularly review our investments for possible impairments and assess whether any impairments are other-than-temporary. The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. We considered all of the unrealized losses at December 31, 2007 and 2006 shown above to be temporary based on the results of our review. There were no other-than-temporary realized losses on our fixed income securities in 2007 or 2006.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The amortized cost and fair value of our fixed income securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted average life of our asset-backed and mortgage-backed securities at December 31, 2007 was 5.6 years.

	Amortized
	Cost	Fair Value

Due in 1 year or less	$179,988	$179,763
Due after 1 year through 5 years	755,590	759,231
Due after 5 years through 10 years	677,588	682,303
Due after 10 years through 15 years	497,485	502,752
Due after 15 years	529,593	532,964

Securities with fixed maturities	2,640,244	2,657,013
Asset-backed and mortgage-backed securities	1,001,423	1,009,692

Total fixed income securities	$3,641,667	$3,666,705

At December 31, 2007, our domestic insurance companies had deposited fixed income securities of $49.3 million (amortized cost of $47.7 million) to meet the deposit requirements of various insurance departments. In addition, we had a deposit of fixed income securities of $23.6 million (amortized cost of $23.1 million) at Lloyd’s of London, which serves as security for our participation in two Lloyd’s of London syndicates. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2007	2006	2005

Fixed income securities	$150,594	$112,878	$77,842
Short-term investments	37,764	30,921	21,208
Other investments	23,930	14,178	3,615

Total investment income	212,288	157,977	102,665
Investment expense	(5,826)	(5,173)	(3,814)

Net investment income	$206,462	$152,804	$98,851

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Realized pre-tax gains (losses) on the sale of investments were as follows:

	Gains	Losses	Net

Year ended December 31, 2007
Fixed income securities	$14,728	$(1,266)	$13,462
Other investments	305	(579)	(274)

Realized gain (loss)	$15,033	$(1,845)	$13,188

Year ended December 31, 2006
Fixed income securities	$886	$(1,771)	$(885)
Other investments	93	(49)	44

Realized gain (loss)	$979	$(1,820)	$(841)

Year ended December 31, 2005
Fixed income securities	$3,562	$(1,475)	$2,087
Other investments	156	(795)	(639)

Realized gain (loss)	$3,718	$(2,270)	$1,448

Since 2005, we used certain available for sale fixed income securities, denominated in British pound sterling, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currency. We incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed $13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. Our loss from currency conversion, excluding the $13.4 million charge, was $1.8 million, zero and $1.0 million in 2007, 2006 and 2005, respectively.

Unrealized pre-tax net gains (losses) on investments during each year were as follows:

	2007	2006	2005

Fixed income securities	$26,663	$6,890	$(29,265)
Strategic and other investments	(22,244)	(5,063)	14,978

Net unrealized investment gains (losses)	$4,419	$1,827	$(14,287)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(4)	Reinsurance

In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although ceding for reinsurance purposes does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic loss and diversify their business. The following table presents the effect of such reinsurance transactions on our premium and loss and loss adjustment expense.

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2007
Direct business	$2,000,552	$2,001,329	$1,119,384
Reinsurance assumed	450,627	433,951	233,026
Reinsurance ceded	(465,570)	(450,194)	(168,463)

Net amounts	$1,985,609	$1,985,086	$1,183,947

Year ended December 31, 2006
Direct business	$1,867,908	$1,790,636	$990,800
Reinsurance assumed	367,740	357,799	228,038
Reinsurance ceded	(423,096)	(439,246)	(206,982)

Net amounts	$1,812,552	$1,709,189	$1,011,856

Year ended December 31, 2005
Direct business	$1,768,284	$1,694,446	$1,329,931
Reinsurance assumed	270,002	292,944	266,842
Reinsurance ceded	(537,062)	(617,402)	(677,076)

Net amounts	$1,501,224	$1,369,988	$919,697

Ceding commissions netted with policy acquisition costs in the consolidated statements of earnings were $45.8 million in 2007, $45.8 million in 2006 and $96.0 million in 2005.

The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2007	2006

Commutation receivable	$—	$100,000
Reinsurance recoverable on paid losses	80,915	96,727
Reinsurance recoverable on outstanding losses	458,190	529,562
Reinsurance recoverable on incurred but not reported losses	426,090	458,528
Reserve for uncollectible reinsurance	(8,530)	(14,883)

Total reinsurance recoverables	$956,665	$1,169,934

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Our U.S. domiciled insurance companies require reinsurers not authorized by the respective states of domicile of our insurance companies to collateralize their reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2007 and 2006.

	2007	2006

Payables to reinsurers	$246,745	$268,079
Letters of credit	188,400	326,204
Cash deposits	114,549	61,002

Total credits	$549,694	$655,285

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2007 and 2006.

	2007	2006

Loss and loss adjustment expense payable	$3,227,080	$3,097,051
Reinsurance recoverable on outstanding losses	(458,190)	(529,562)
Reinsurance recoverable on incurred but not reported losses	(426,090)	(458,528)

Net reserves	$2,342,800	$2,108,961

Unearned premium	$943,946	$920,350
Ceded unearned premium	(244,684)	(226,125)

Net unearned premium	$699,262	$694,225

Deferred policy acquisition costs	$192,773	$182,410
Deferred ceding commissions	(68,968)	(64,949)

Net deferred policy acquisition costs	$123,805	$117,461

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances relating to our reinsurers with a net recoverable balance greater than $25.0 million at December 31, 2007 and 2006. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2007
Hannover Rueckversicherungs AG	A	Germany	$97,224	$26,195	$71,029
Swiss Reinsurance America Corp.	A+	New York	61,147	3,133	58,014
Harco National Insurance Company	A-	Illinois	57,679	4,259	53,420
Arch Reinsurance Ltd.	A	Bermuda	45,283	2,816	42,467
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	45,450	6,385	39,065
Transatlantic Reinsurance Company	A+	New York	44,175	9,061	35,114
Everest Reinsurance Company	A+	Delaware	27,674	70	27,604
Lloyd’s Syndicate Number 2791	A	United Kingdom	28,518	1,990	26,528

December 31, 2006
Hannover Rueckversicherungs AG	A	Germany	$114,715	$24,833	$89,882
Arch Reinsurance Ltd.	A	Bermuda	55,909	12,771	43,138
Harco National Insurance Company	A-	Illinois	47,540	6,461	41,079
Swiss Reinsurance America Corp.	A+	New York	46,828	6,580	40,248
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	42,289	3,885	38,404
Everest Reinsurance Company	A+	Delaware	51,256	14,833	36,423
Odyssey America Reinsurance Corp.	A	Connecticut	31,948	869	31,079
Platinum Underwriters Reinsurance Co.	A	Maryland	31,313	681	30,632

Ratings for companies are published by A.M. Best Company, Inc. Lloyd’s of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. Lloyd’s of London is rated “A” by A.M. Best Company, Inc.

We have a reserve of $8.5 million at December 31, 2007 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

indemnity reinsurance contract. Ceded life and annuity benefits amounted to $66.2 million and $70.9 million at December 31, 2007 and 2006, respectively.

(5)	Liability for Unpaid Loss and Loss Adjustment Expense

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2007	2006	2005

Reserves for loss and loss adjustment expense payable at beginning of year	$3,097,051	$2,813,720	$2,089,199
Less reinsurance recoverables	988,090	1,280,287	1,029,916

Net reserves at beginning of year	2,108,961	1,533,433	1,059,283
Net reserve addition from acquired businesses	742	146,811	12,491
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,210,344	1,018,382	894,303
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years	(26,397)	(6,526)	25,394

Incurred loss and loss adjustment expense	1,183,947	1,011,856	919,697

Loss and loss adjustment expense payments for claims occurring during:
Current year	394,754	360,803	285,814
Prior years	556,096	222,336	172,224

Loss and loss adjustment expense payments	950,850	583,139	458,038

Net reserves at end of year	2,342,800	2,108,961	1,533,433
Plus reinsurance recoverables	884,280	988,090	1,280,287

Reserves for loss and loss adjustment expense at end of year	$3,227,080	$3,097,051	$2,813,720

Our net loss and loss adjustment expense was impacted by redundant (adverse) reserve development relating to prior years’ losses of $26.4 million in 2007, $6.5 million in 2006 and $(25.4) million in 2005. The adverse development for 2005 primarily related to a $26.0 million commutation charge from our reinsurance on certain run-off assumed accident and health business reported in our discontinued lines. The redundant development for 2006 related to reduction in prior year hurricane reserves and a reduction in aviation reserves, mostly offset by a $20.2 million commutation charge on the run-off accident and health business. The redundant development for 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary only began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposures because of the types of risks covered.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(6)	Notes Payable

Notes payable at December 31, 2007 and 2006 are shown in the table below. The aggregate estimated fair value of our 1.30% and 2.00% convertible notes ($162.4 million and $436.0 million at December 31, 2007 and 2006, respectively) is based on quoted market prices. The estimated fair value of our Revolving Loan Facility is based on current borrowing rates offered to us and approximates the carrying value at both balance sheet dates.

	2007	2006

1.30% Convertible Notes	$124,714	$124,977
2.00% Convertible Exchange Notes	—	172,174
$575.0 million Revolving Loan Facility	200,000	—
Other debt	—	11,736

Total notes payable	$324,714	$308,887

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after April 1, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 1, 2009. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

In 2007, we announced our intention to redeem the 2% Convertible Exchange Notes, as provided for in the terms of the notes. All notes were surrendered for conversion prior to the redemption date. Each one thousand dollar principal amount was converted into 46.8823 shares of our common stock. We settled the conversions by paying cash for the principal amount of the notes and issuing 2.2 million shares of our common stock for the value of the conversion premium.

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. At our option, subject to the lenders’ ability to obtain the necessary commitments, the amount available under the facility may be increased to $700.0 million. The interest rate is LIBOR plus a margin of 15 to 50 basis points, depending on our debt rating. The facility is collateralized by guarantees entered into by our domestic underwriting agencies and reinsurance brokers. The facility agreement contains certain restrictive covenants, which we believe are typical for similar financing arrangements. At December 31, 2007, the contractual interest rate on the outstanding balance was LIBOR plus 25 basis points (4.85%), but the effective interest rate was 4.6% due to the fixed interest rate swaps discussed below.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In 2007, we entered into three interest rate swap agreements to exchange LIBOR (4.6% at December 31, 2007) for a 4.6% fixed rate on the $200.0 million outstanding balance of our Revolving Loan Facility. The swaps mature in November 2009 and qualify for cash flow hedge accounting treatment. At December 31, 2007, the swaps had an unrealized loss of $2.5 million, which was recorded in other comprehensive income within shareholders’ equity.

We have a $52.0 million Standby Letter of Credit Facility that is used to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC Insurance Holdings, Inc. The Standby Letter of Credit Facility contains standard restrictive covenants similar to our Revolving Loan Facility.

At December 31, 2007, certain of our subsidiaries maintained revolving lines of credit with a bank in the combined maximum amount of $43.3 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $54.1 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (7.25% at December 31, 2007) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2007, letters of credit totaling $20.5 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $25.6 million collateralizing the lines.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(7)	Income Taxes

At December 31, 2007 and 2006, we had current income taxes payable of $17.3 million and $4.4 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2007	2006	2005

Statutory tax rate	35%	35%	35%

Federal tax on continuing operations at statutory rate	$205,054	$178,442	$95,413
Nontaxable municipal bond interest and dividends received deduction	(18,215)	(15,291)	(12,267)
Non-deductible expenses	1,233	781	1,785
State income taxes, net of federal tax benefit	3,855	3,820	3,591
Foreign income taxes	37,406	22,548	15,024
Foreign tax credit	(37,396)	(22,405)	(14,981)
Dividends received deduction on repatriated foreign earnings	—	—	(2,784)
Uncertain tax positions (net of federal tax benefit on state positions of $232)	(1,561)	—	—
Other, net	65	(346)	(1,604)

Income tax expense from continuing operations	$190,441	$167,549	$84,177

Effective tax rate, continuing operations	32.5%	32.9%	30.9%

Federal tax on discontinued operations at statutory rate	$—	$—	$1,556
State income taxes, net of federal tax benefit	—	—	130

Income tax expense on discontinued operations	$—	$—	$1,686

Effective tax rate, discontinued operations	—%	—%	37.9%

Total income tax expense	$190,441	$167,549	$85,863

Total effective tax rate	32.5%	32.9%	31.0%

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The components of income tax expense were as follows:

	2007	2006	2005

Federal current	$113,950	$128,167	$69,113
Federal deferred	34,948	10,957	(5,485)

Total federal	148,898	139,124	63,628

State current	2,795	3,842	4,266
State deferred	3,135	2,035	1,259

Total state	5,930	5,877	5,525

Foreign current	38,043	24,665	15,155
Foreign deferred	(637)	(2,117)	(131)

Total foreign	37,406	22,548	15,024

Uncertain tax positions	(1,793)	—	—

Income tax expense from continuing operations	$190,441	$167,549	$84,177

Federal current	$—	$—	$3,528
Federal deferred	—	—	(2,042)

Total federal	—	—	1,486

State current	—	—	475
State deferred	—	—	(275)

Total state	—	—	200

Income tax expense from discontinued operations	$—	$—	$1,686

Total income tax expense	$190,441	$167,549	$85,863

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2007 and 2006 was as follows:

	2007	2006

Excess of financial unearned premium over tax	$24,801	$34,638
Effect of loss reserve discounting and salvage and subrogation accrual for tax	58,591	48,758
Excess of financial accrued expenses over tax	8,896	9,621
Allowance for bad debts, not deductible for tax	12,156	15,047
Stock option compensation under SFAS 123(R) in excess of deduction for tax	6,716	4,375
Federal tax net operating loss carryforwards	650	1,087
State tax net operating loss carryforwards	2,996	3,227
Foreign branch net operating loss carryforwards	—	388
Federal benefit of state uncertain tax positions	655	—
Valuation allowance	(6,521)	(7,822)

Total deferred tax assets	108,940	109,319

Unrealized gain on increase in value of securities	22,340	20,129
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	23,025	11,432
Amortizable goodwill for tax	37,281	27,676
Book basis in net assets of foreign subsidiaries in excess of tax	15,148	17,527
Property and equipment depreciation and other items	10,366	8,421
Reimbursement receivable	—	2,127

Total deferred tax liabilities	108,160	87,312

Net deferred tax asset	$780	$22,007

Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired businesses. In 2005, we eliminated a valuation allowance that we had established when we acquired a subsidiary in 2002. Changes in the valuation allowance were as follows:

	2007	2006	2005

Balance at beginning of year	$7,822	$10,293	$17,358
Reduction related to 2002 acquisition	—	—	(5,511)
Other	(1,301)	(2,471)	(1,554)

Balance at end of year	$6,521	$7,822	$10,293

At December 31, 2007, we had Federal and state tax net operating loss carryforwards of approximately $1.9 million and $45.3 million, respectively, which will expire in varying amounts through 2027. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $0.7 million against our Federal loss carryforwards, substantially all of which would reduce goodwill if the carryforwards are realized, and $2.7 million against our state loss carryforwards. Based on our history of taxable income in our domestic insurance and other operations and our projections of future

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.

On January 1, 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. As a result of adopting FIN 48, our unrecognized gross tax benefits related to uncertain tax positions totaled $9.9 million and related potential interest totaled $1.4 million, for which we had previously recorded $9.2 million of gross tax liabilities on unrecognized tax benefits. To adopt FIN 48 and record the additional required tax and interest liabilities, we reduced beginning retained earnings by $0.7 million, primarily for potential interest net of the related Federal tax benefit. At December 31, 2007, our unrecognized gross tax benefits totaled $7.6 million. A reconciliation of our unrecognized gross tax benefits was as follows:

2007

Balance at January 1, 2007	$9,869
Gross increases:
Tax positions of current year	953
Tax positions of prior years	248
Acquisitions	72
Gross decreases:
Statute expirations	(1,468)
Settlements	(1,327)
Tax positions of prior years	(305)
Acquisitions	(183)
Other	(237)

Balance at December 31, 2007	$7,622

Of the total amount of our unrecognized tax benefits related to uncertain tax positions, $7.2 million would reduce our annual effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. At the date of adoption, it was reasonably possible that the liabilities for our unrecognized tax benefits could decrease $1.4 million in the subsequent twelve months, mainly due to the expiration of the statute of limitations related to state tax liabilities. At December 31, 2007, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $0.8 million in the next twelve months, mainly due to the expiration of federal and state statutes of limitation.

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statement of earnings as interest expense and other operating expense, respectively. In 2007, we recognized a net $0.4 million of interest income and no penalties. We had $1.0 million and $0.2 million accrued as of December 31, 2007 for interest expense and penalties, respectively.

We file income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2002. In 2007, the Internal Revenue Service commenced an examination of our 2004 and 2005 U.S. income tax returns. We do not expect that the results of this examination will have a material effect on our consolidated financial position, results of operations or cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(8)	Shareholders’ Equity

In 2007, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. The number of shares granted to each director was based on the closing price on the grant date, which was either the day of the Annual Meeting of Shareholders or the day the director joined the Board, if later. The shares granted had an aggregate fair value of $0.7 million, which we recognized as compensation expense on the grant date.

In 2005, we sold 4.7 million shares of our common stock in a public offering at a price of $32.05 per share. Net proceeds from the offering totaled $150.0 million after deducting the underwriting discount and offering expenses. We used $108.0 million of the proceeds to make capital contributions to our insurance company subsidiaries and used the remainder for acquisitions.

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

				Accumulated
	Unrealized	Cash Flow	Foreign	Other
	Investment	Hedge	Currency	Comprehensive
	Gain (Loss)	Gain (Loss)	Translation	Income

Balance at December 31, 2004	$25,781	$—	$11,854	$37,635
Net change for year	(8,862)	—	(9,699)	(18,561)

Balance at December 31, 2005	16,919	—	2,155	19,074
Net change for year	1,099	—	13,799	14,898

Balance at December 31, 2006	18,018	—	15,954	33,972
Net change for year	3,114	(1,617)	12,413	13,910

Balance at December 31, 2007	$21,132	$(1,617)	$28,367	$47,882

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2008 without special permission is $160.8 million.

(9)	Earnings Per Share

The following table details the numerator and denominator used in the earnings per share calculations.

	2007	2006	2005

Net earnings	$395,429	$342,285	$191,192

Weighted average common shares outstanding	112,873	111,309	105,463
Dilutive effect of outstanding options (determined using the treasury stock method)	760	1,177	1,659
Dilutive effect of convertible debt (determined using the treasury stock method)	3,364	4,250	2,315

Weighted average common shares and potential common shares outstanding	116,997	116,736	109,437

Anti-dilutive stock options not included in treasury stock method computation	4,714	1,588	118

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(10)	Stock-Based Compensation

Our stock option plans, the 2004 Flexible Incentive Plan and 2001 Flexible Incentive Plan, are administered by the Compensation Committee of the Board of Directors. Options granted under these plans may be used to purchase one share of our common stock. Options vest over a period of up to seven years, which is the requisite service period, and expire four to eight years after grant date.

In 2007, we expensed $11.3 million ($7.4 million after-tax or $0.06 per diluted share) of stock-based compensation, after the effect of the deferral and amortization of related policy acquisition costs. In 2006, we expensed $13.1 million ($9.4 million after-tax or $0.08 per diluted share) on a comparable basis as 2007. At December 31, 2007, there was approximately $28.8 million of total unrecognized compensation expense related to unvested options that is expected to be recognized over a weighted-average period of 3.0 years. In 2008, we expect to recognize $11.8 million of expense, including the amortization of deferred policy acquisition costs, related to stock-based compensation for options currently outstanding.

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

	2007	2006	2005

Fair value of options granted	$6.59	$7.20	$8.90
Risk free interest rate	4.4%	4.7%	4.0%
Expected volatility	21.0%	22.0%	32.0%
Expected dividend yield	1.3%	1.1%	1.1%
Expected option life	4.3 years	3.8 years	4.8 years

The following table details our stock option activity during 2007.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value

Outstanding, beginning of year	7,181	$22.23
Granted	2,920	30.91
Exercised	(1,103)	19.28
Forfeited and expired	(433)	27.09

Outstanding, end of period	8,565	25.79	3.5 years	$33,720

Vested or expected to vest, end of period	7,766	25.56	3.4 years	32,056

Exercisable, end of period	3,067	21.70	2.3 years	22,512

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2007, 2006 and 2005 was $12.5 million, $13.8 million and $27.9 million, respectively. At December 31, 2007, 10.5 million shares of our common stock were authorized

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

and reserved for the exercise of options and stock grants to directors, of which 8.6 million shares were reserved for options previously granted and 1.9 million shares were reserved for future issuance.

Exercise of options during 2007, 2006 and 2005 resulted in cash receipts of $21.1 million, $15.6 million and $36.1 million, respectively. We generally recognize a tax benefit when our employees exercise options. SFAS 123(R) requires that we report the tax benefit related to the excess of the tax deductible amount over the recognized compensation expense as financing cash flow, rather than as operating cash flow under APB 25. We recorded a $3.4 million benefit as financing cash flow in 2007 and 2006, and $6.2 million as operating cash flow in 2005.

In December 2006, we increased the exercise price of all outstanding discounted options held by directors and certain officers to match the closing price of our stock on the actual accounting measurement date, as determined by our stock option investigation. In most cases, these modifications resulted in a lower fair value under the Black-Scholes model. In accordance with the guidance of SFAS 123(R), we will not recognize less expense over the term of the options than the original grant date fair value of these awards. Because the exercise prices were increased, these options are no longer subject to Section 409A of the Internal Revenue Code. Section 409A imposes certain restrictions and additional taxes on recipients of discounted options.

In 2006, certain executives terminated employment and executed agreements to reimburse us for the difference between the actual gain realized from all past option exercises and the gain if mis-priced options had been granted at the closing price of our stock on the actual accounting measurement date as determined by our stock option investigation. We recorded a $6.1 million receivable related to these contractual reimbursements and a corresponding $4.0 million increase to additional paid-in capital, net of $2.1 million of taxes payable on these reimbursements, in 2006. The receivable was collected in 2007.

In August 2007, we completed a tender offer to reprice certain employees’ unexercised discounted options and to provide future cash reimbursements for the increase in option price. The offer resulted from our stock option investigation and the potential adverse tax ramifications under Section 409A that might result if the options were not repriced. All employees accepted our offer to reprice their options. The estimated cost of $4.0 million for the aggregate reimbursements was accrued in 2006. Employees will receive the cash reimbursements as their options vest through 2011. We paid $2.1 million as the initial payment in January 2008.

In 2007, we paid $2.1 million to the Internal Revenue Service to cover our employees’ personal tax liabilities under Section 409A for options exercised in 2006. This liability was accrued at December 31, 2006. In 2007, we accrued $0.6 million to cover our employees’ personal tax liabilities under Section 409A for options exercised in 2007 before completion of the tender offer and paid this amount to employees in February 2008.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In 2005, we recorded compensation expense of $3.0 million, in accordance with APB 25. Prior to adoption of SFAS 123(R), we were required to disclose the effect on net earnings and earnings per share if we had used the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation, to value stock options. If we had valued our options using the fair value method under SFAS 123 and the assumptions listed above, the effect on our consolidated financial results would have been as follows:

2005

Reported net earnings	$191,192
Stock-based compensation included in reported net earnings, net of income taxes	2,114
Stock-based compensation using fair value method, net of income taxes	(8,258)

Pro forma net earnings	$185,048

Reported basic earnings per share	$1.81
Fair value stock-based compensation	(0.06)

Pro forma basic earnings per share	$1.75

Reported diluted earnings per share	$1.75
Fair value stock-based compensation	(0.06)

Pro forma diluted earnings per share	$1.69

(11)	Segment and Geographic Data

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2007
Revenue:
Domestic	$1,849,620	$62,246	$38,904	$4,553	$1,955,323
Foreign	395,495	37,555	—	—	433,050
Inter-segment	—	78,836	—	—	78,836

Total segment revenue	$2,245,115	$178,637	$38,904	$4,553	2,467,209

Inter-segment eliminations					(78,836)

Consolidated total revenue					$2,388,373

Net earnings (loss):
Domestic	$277,331	$29,043	$22,801	$(20,168)	$309,007
Foreign	80,502	4,810	—	—	85,312

Total segment net earnings (loss)	$357,833	$33,853	$22,801	$(20,168)	394,319

Inter-segment eliminations					1,110

Consolidated net earnings					$395,429

Other items:
Net investment income	$192,486	$9,520	$2,498	$1,958	$206,462
Depreciation and amortization	4,921	8,030	219	2,812	15,982
Interest expense (benefit)	1,579	11,606	(51)	(2,830)	10,304
Capital expenditures	5,462	3,416	412	2,780	12,070

Income tax expense (benefit)	162,058	25,853	13,211	(11,531)	189,591
Inter-segment eliminations					850

Consolidated income tax expense on continuing operations					$190,441

For 2007, earnings before income taxes were $453.2 million for our domestic subsidiaries and $132.7 million for our foreign subsidiaries and branches. During 2007, the corporate segment incurred after-tax expense of $7.4 million for SFAS 123(R) expense and $3.8 million for our stock option investigation.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following tables present selected revenue items by line of business:

	2007	2006	2005

Diversified financial products	$777,414	$728,861	$531,136
Group life, accident and health	758,516	591,070	504,382
Aviation	153,121	152,886	136,197
London market account	124,609	112,362	93,017
Other specialty lines	171,824	123,981	97,721
Discontinued lines	(398)	29	7,535

Net earned premium	$1,985,086	$1,709,189	$1,369,988

Property and casualty	$121,307	$114,400	$113,725
Accident and health	18,785	22,731	18,903

Fee and commission income	$140,092	$137,131	$132,628

Assets by business segment and geographic location are shown in the following tables.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2007
Domestic	$5,131,724	$438,779	$78,527	$298,157	$5,947,187
Foreign	1,730,569	396,889	—	—	2,127,458

Total assets	$6,862,293	$835,668	$78,527	$298,157	$8,074,645

December 31, 2006
Domestic	$4,598,206	$499,871	$135,391	$220,665	$5,454,133
Foreign	1,624,625	551,374	—	—	2,175,999

Total assets	$6,222,831	$1,051,245	$135,391	$220,665	$7,630,132

(12)	Commitments and Contingencies

Litigation

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006. Based upon the Special Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an informal inquiry upon notification by us of the initiation of our investigation. We provided the results of our internal review and independent investigation to the SEC, and we have responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We are fully cooperating with the SEC.

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

In addition to the litigation discussed above, the following lawsuits related to the outcome of our stock option investigation have been filed:

Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  This action consolidates all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. On February 1, 2008, the parties appeared before the Court to seek approval of a proposed settlement in the case. On April 1, 2008, the Court will hold a final hearing. At the final hearing, we intend to seek final approval of the settlement. Under the terms of the settlement, we have or will implement certain corporate governance reforms. We and our directors’ and officers’ liability insurers have agreed to pay up to $3.0 million to plaintiff’s counsel for their attorneys’ fees, subject to approval by the Court.

Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.).  This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and will propose the settlement to the Court for approval. The terms of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, provide for a full and complete release of all claims in the litigation and payment of $10.0 million to be paid into a settlement fund, pending approval by the Court of a plan of distribution. The $10.0 million will be paid by our directors’ and officers’ liability insurers.

In each of these lawsuits, certain of our current and former officers and directors have requested that they be indemnified for any losses and that their legal fees be advanced. Pursuant to our bylaws, our charter, applicable law and certain agreements entered into with some of the defendants, we are currently advancing legal fees.

Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Catastrophe Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes and earthquakes), as well as from man-made events (such as terrorist attacks). The incidence and severity of catastrophic losses is unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from any single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event.

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

We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of December 31, 2007, we have recorded a liability of $14.8 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. It is not possible to determine the maximum potential impact on our future consolidated net earnings of any such indemnification costs, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2008, our deductible is approximately $99.8 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2008 up to the maximum amount set out in the Act. Currently, the Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $11.1 million in 2007, $10.3 million in 2006 and $9.8 million in 2005.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

At December 31, 2007, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

Years ended December 31,
2008	$12,499
2009	11,843
2010	11,124
2011	8,924
2012	6,929
Thereafter	22,396

Total future minimum rental payments	$73,715

(13)	Related Party Transactions

At December 31, 2007, 2006 and 2005, we had accruals of $31.7 million, $47.7 million and $32.3 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of our subsidiaries. These accruals represent amounts due under the terms of various acquisition agreements. We paid $49.0 million in 2007, $32.3 million in 2006 and $35.1 million in 2005 related to such agreements.

We own equity interests in three companies for which we use the equity method of accounting. During 2005, we acquired the remaining interest in two other companies we owned a minority interest in and included 100% of their earnings in our consolidated financial statements beginning on the effective date of the acquisitions. We recorded gross written premium from business originating at the five companies (until the acquisition date for the two companies that are now subsidiaries) of $15.7 million in 2007, $16.9 million in 2006 and $40.2 million in 2005. During 2007, 2006 and 2005, we also ceded written premium of $3.7 million, $9.3 million and $8.0 million, respectively, to one of these companies under a quota share reinsurance agreement.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2007	2006	2005

Statutory policyholders’ surplus	$1,744,889	$1,342,054	$1,110,268
Statutory net income	365,308	303,758	112,231

The 2006 statutory net income was reduced $13.1 million due to a large commutation. The 2005 statutory net income was reduced $58.2 million due to the 2005 hurricanes and $20.3 million due to a large commutation. The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(15)	Supplemental Information

Supplemental cash flow information was as follows:

	2007	2006	2005

Cash received from commutations	$101,040	$12,750	$180,789
Income taxes paid	146,829	167,086	78,309
Interest paid	8,618	9,387	6,168
Dividends declared but not paid at year end	12,658	11,173	8,310

The unrealized gain or loss on securities available for sale, deferred taxes related thereto and the issuance of our common stock for the purchase of subsidiaries are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

(16)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2007	2006	2007	2006	2007	2006	2007	2006

Total revenue	$614,407	$599,108	$582,494	$516,697	$594,250	$493,217	$597,222	$466,273

Net earnings	$99,642	$80,742	$97,925	$93,257	$101,172	$89,144	$96,690	$79,142

Basic earnings per share data:
Earnings per share	$0.87	$0.72	$0.87	$0.84	$0.90	$0.80	$0.86	$0.71

Weighted average shares outstanding	114,641	111,635	112,652	111,359	112,273	111,218	111,959	111,014

Diluted earnings per share data:
Earnings per share	$0.85	$0.69	$0.84	$0.80	$0.86	$0.76	$0.83	$0.68

Weighted average shares outstanding	117,085	117,115	116,323	117,003	117,728	116,860	117,009	116,896

During the fourth quarter of 2006, we recorded a $13.1 million after-tax loss due to a large commutation and $7.6 million of after-tax expenses related to our stock option investigation.

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

December 31, 2007
			Column D
			Amount at Which
Column A	Column B	Column C	Shown in the
Type of Investment	Cost	Value	Balance Sheet

Fixed maturities:
Bonds — United States government and government agencies and authorities	$159,147	$163,583	$163,583
Bonds — states, municipalities and political subdivisions	716,491	724,305	724,305
Bonds — special revenue	1,085,926	1,097,976	1,097,976
Bonds — corporate	299,288	297,568	297,568
Asset-backed and mortgage-backed securities	1,001,423	1,009,692	1,009,692
Bonds — foreign	379,392	373,581	373,581

Total fixed maturities	3,641,667	$3,666,705	3,666,705

Equity securities:
Common stocks — banks, trusts and insurance companies	54,078	61,985	61,985

Total equity securities	54,078	$61,985	61,985

Short-term investments	783,650		783,650
Other investments	159,937		159,937

Total investments	$4,639,332		$4,672,277

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2007	2006

ASSETS
Cash	$440	$167
Short-term investments	36,479	19,892
Investment in subsidiaries	2,596,741	2,187,461
Intercompany loans to subsidiaries for acquisitions	217,041	208,008
Receivable from subsidiaries	52,683	38,384
Other assets	43,122	31,088

Total assets	$2,946,506	$2,485,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$88,255	$89,428
Notes payable	324,714	297,151
Deferred Federal income tax	19,059	21,205
Accounts payable and accrued liabilities	74,113	34,413

Total liabilities	506,141	442,197
Total shareholders’ equity	2,440,365	2,042,803

Total liabilities and shareholders’ equity	$2,946,506	$2,485,000

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Equity in earnings of subsidiaries	$401,973	$351,657	$188,202
Interest income from subsidiaries	9,345	8,196	6,799
Net investment income	1,794	2,698	2,082
Other operating income (loss)	(103)	1,130	525

Total revenue	413,009	363,681	197,608

Interest expense	8,950	9,199	6,552
Other operating expense	12,060	16,172	3,404

Total expense	21,010	25,371	9,956

Earnings before income tax expense	391,999	338,310	187,652
Income tax benefit	(3,430)	(3,975)	(3,540)

Net earnings	$395,429	$342,285	$191,192

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Net earnings	$395,429	$342,285	$191,192
Other comprehensive income (loss):
Investment gains (losses):
Gains (losses) during the year, net of income tax charge (benefit) of $1,336 in 2007, $1,373 in 2006 and $(129) in 2005	1,771	2,623	(239)
Less reclassification adjustment for losses included in net earnings, net of income tax benefit of $163 in 2006	—	303	—
Consolidated subsidiaries’ investment gains (losses) during the year, net of income tax charge (benefit) of $13,080 in 2007, $12,839 in 2006 and $(2,817) in 2005	25,693	23,519	(4,018)
Less consolidated subsidiaries’ reclassification adjustment for gains included in net earnings, net of income tax charge of $13,111 in 2007, $13,647 in 2006 and $2,479 in 2005	(24,350)	(25,346)	(4,605)

Net investment gains (losses)	3,114	1,099	(8,862)

Cash flow hedge loss, net of income tax benefit of $871	(1,617)	—	—
Foreign currency translation adjustment, net of income tax charge (benefit) of $863 in 2007, $3,249 in 2006 and $(762) in 2005	12,413	13,799	(9,699)

Other comprehensive income (loss)	13,910	14,898	(18,561)

Comprehensive income	$409,339	$357,183	$172,631

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006	2005

Cash flows from operating activities:
Net earnings	$395,429	$342,285	$191,192
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(371,873)	(272,409)	(116,122)
Change in accrued interest receivable added to intercompany loan balances	(9,345)	(7,788)	(6,712)
Change in accounts payable and accrued liabilities	18,812	5,788	(10,999)
Other, net	(9,254)	(2,396)	1,414

Cash provided by operating activities	23,769	65,480	58,773

Cash flows from investing activities:
Cash contributions to subsidiaries	(227)	(64,299)	(162,872)
Payments for purchase of subsidiaries, net of cash received	(12,021)	(23,455)	(98,829)
Change in short-term investments	(16,587)	18,290	(7,176)
Sales and maturities of fixed income securities	—	30,587	6,200
Cost of securities acquired	(912)	(10,626)	(3,400)
Change in receivable/payable from subsidiaries	—	—	33,303
Intercompany loans to subsidiaries for acquisitions	(52,257)	(32,708)	(39,685)
Payments on intercompany loans to subsidiaries	52,570	33,461	56,610

Cash used by investing activities	(29,434)	(48,750)	(215,849)

Cash flows from financing activities:
Advances on line of credit and issuance of notes payable	232,000	140,000	36,000
Payments on line of credit and notes payable	(204,437)	(140,249)	(36,015)
Sale of common stock, net of costs	24,533	18,999	186,103
Dividends paid	(46,158)	(38,923)	(27,644)

Cash provided (used) by financing activities	5,938	(20,173)	158,444

Net increase (decrease) in cash	273	(3,443)	1,368
Cash at beginning of year	167	3,610	2,242

Cash at end of year	$440	$167	$3,610

See Notes to Condensed Financial Information.

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2007, the interest rate on intercompany loans was 6.75%.

(3)	Other operating expense includes $5.8 million in 2007 and $12.0 million in 2006 related to the company’s stock option investigation.

(4)	Dividends received from subsidiaries were $30.1 million, $79.2 million and $72.1 million in 2007, 2006 and 2005, respectively.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC.

SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)		(2)			(3)
				Years Ended December 31,
	December 31,					Benefits,	Amortization
	Deferred	Future Policy				Claims,	of Deferred
	Policy	Benefits, Losses,			Net	Losses and	Policy	Other
	Acquisition	Claims and Loss	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
Segments	Costs	Expenses	Premiums	Revenue	Income	Expenses	Costs	Expenses	Written

2007
Insurance Company	$123,805	$3,293,279	$943,946	$1,985,086	$192,487	$1,183,947	$366,610	$127,942	$1,985,609
Agency					9,520			73,518
Other Operations					2,497			3,032
Corporate					1,958			37,150

Total	$123,805	$3,293,279	$943,946	$1,985,086	$206,462	$1,183,947	$366,610	$241,642	$1,985,609

2006
Insurance Company	$117,461	$3,167,974	$920,350	$1,709,189	$137,896	$1,011,856	$319,885	$110,438	$1,812,552
Agency					9,484			70,151
Other Operations					2,610			1,839
Corporate					2,814			39,896

Total	$117,461	$3,167,974	$920,350	$1,709,189	$152,804	$1,011,856	$319,885	$222,324	$1,812,552

2005
Insurance Company	$88,367	$2,887,135	$807,109	$1,369,988	$88,397	$919,697	$261,708	$84,838	$1,501,224
Agency					7,437			84,107
Other Operations					794			1,732
Corporate					2,223			10,313

Total	$88,367	$2,887,135	$807,109	$1,369,988	$98,851	$919,697	$261,708	$180,990	$1,501,224

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.

Note:  Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC.

REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to Other	Other		Amount
	Direct Amount	Companies	Companies	Net Amount	Assumed to Net

Year ended December 31, 2007
Life insurance in force	$1,267,547	$417,479	$—	$850,068	—%

Earned premium:
Property and liability insurance	$1,329,889	$415,699	$291,592	$1,205,782	24%
Accident and health insurance	671,440	34,495	142,359	779,304	18%

Total	$2,001,329	$450,194	$433,951	$1,985,086	22%

Year ended December 31, 2006
Life insurance in force	$1,371,637	$374,753	$—	$996,884	—%

Earned premium:
Property and liability insurance	$1,246,650	$408,632	$255,303	$1,093,321	23%
Accident and health insurance	543,986	30,614	102,496	615,868	17%

Total	$1,790,636	$439,246	$357,799	$1,709,189	21%

Year ended December 31, 2005
Life insurance in force	$1,359,529	$404,228	$—	$955,301	—%

Earned premium:
Property and liability insurance	$1,116,713	$546,275	$266,651	$837,089	32%
Accident and health insurance	577,733	71,127	26,293	532,899	5%

Total	$1,694,446	$617,402	$292,944	$1,369,988	21%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2007	2006	2005

Reserve for uncollectible reinsurance:
Balance at beginning of year	$14,883	$12,141	$20,425
Provision charged to expense	2,231	5,649	5,750
Reclassification to indemnification liability	—	—	(9,000)
Amounts written off	(8,584)	(2,907)	(5,034)

Balance at end of year	$8,530	$14,883	$12,141

Allowance for doubtful accounts:
Balance at beginning of year	$6,514	$7,394	$4,911
Provision charged to expense	1,124	576	1,917
Amounts (written off) recovered and other	(1,251)	(1,456)	566

Balance at end of year	$6,387	$6,514	$7,394