Form 10-Q
period 2008-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2008-05-09
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period Ended March 31, 2008.

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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
On April 30, 2008, there were approximately 115.3 million shares of common stock, $1.00 par value issued and outstanding.

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
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in securities markets, which may reduce the value of our investment assets;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	impairment of goodwill;

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems;

•	developments in the SEC’s inquiry related to our past stock option granting procedures; and

•	change of control.
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2007.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	March 31,	December 31,
	2008	2007
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2008 - $3,903,397, 2007 - $3,641,667)	$3,929,549	$3,666,705
Short-term investments, at cost, which approximates fair value	655,598	783,650
Other investments	214,555	221,922

Total investments	4,799,702	4,672,277
Cash	24,688	39,135
Restricted cash and cash investments	180,754	193,151
Premium, claims and other receivables	775,126	763,401
Reinsurance recoverables	953,925	956,665
Ceded unearned premium	224,785	244,684
Ceded life and annuity benefits	65,892	66,199
Deferred policy acquisition costs	194,957	192,773
Goodwill	817,372	776,046
Other assets	181,217	170,314

Total assets	$8,218,418	$8,074,645

LIABILITIES

Loss and loss adjustment expense payable	$3,318,811	$3,227,080
Life and annuity policy benefits	65,892	66,199
Reinsurance balances payable	124,077	129,838
Unearned premium	926,940	943,946
Deferred ceding commissions	62,562	68,968
Premium and claims payable	442,379	497,974
Notes payable	364,714	324,714
Accounts payable and accrued liabilities	390,849	375,561

Total liabilities	5,696,224	5,634,280

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued and outstanding: 2008 – 115,298; 2007 – 115,069)	115,298	115,069
Additional paid-in capital	838,648	831,419
Retained earnings	1,514,414	1,445,995
Accumulated other comprehensive income	53,834	47,882

Total shareholders’ equity	2,522,194	2,440,365

Total liabilities and shareholders’ equity	$8,218,418	$8,074,645

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Three months ended March 31,
	2008	2007
REVENUE

Net earned premium	$493,546	$497,600
Fee and commission income	30,999	32,125
Net investment income	47,621	49,467
Net realized investment gain (loss)	168	(555)
Other operating income (loss)	(4,946)	18,585

Total revenue	567,388	597,222

EXPENSE

Loss and loss adjustment expense, net	293,026	300,472
Policy acquisition costs, net	92,268	89,099
Other operating expense	59,204	57,641
Interest expense	3,959	3,303

Total expense	448,457	450,515

Earnings before income tax expense	118,931	146,707

Income tax expense	37,830	50,017

Net earnings	$81,101	$96,690

Basic earnings per share data:

Net earnings per share	$0.70	$0.86

Weighted average shares outstanding	115,234	111,959

Diluted earnings per share data:

Net earnings per share	$0.70	$0.83

Weighted average shares outstanding	116,372	117,009

Cash dividends declared, per share	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Three months ended March 31, 2008
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	shareholders’
	stock	capital	earnings	income	equity
Balance at December 31, 2007	$115,069	$831,419	$1,445,995	$47,882	$2,440,365

Net earnings	—	—	81,101	—	81,101

Other comprehensive income	—	—	—	5,952	5,952

Comprehensive income					87,053

Issuance of 219 shares for exercise of options, including tax benefit of $351	219	4,373	—	—	4,592

Stock-based compensation	10	2,856	—	—	2,866

Cash dividends declared, $0.11 per share	—	—	(12,682)	—	(12,682)

Balance at March 31, 2008	$115,298	$838,648	$1,514,414	$53,834	$2,522,194

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$81,101	$96,690
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	3,779	87,166
Change in reinsurance recoverables	2,671	111,267
Change in ceded unearned premium	19,899	1,890
Change in loss and loss adjustment expense payable	91,845	16,445
Change in reinsurance balances payable	(5,761)	(8,325)
Change in unearned premium	(16,960)	(2,622)
Change in premium and claims payable, net of restricted cash	(45,449)	(86,687)
Change in trading portfolio	9,062	10,958
Depreciation and amortization expense	3,390	3,736
Stock-based compensation expense	2,866	2,211
Other, net	(10,643)	(2,418)

Cash provided by operating activities	135,800	230,311

Cash flows from investing activities:
Sales of fixed income securities	120,075	28,483
Maturity or call of fixed income securities	75,875	70,148
Cost of securities acquired	(455,973)	(367,195)
Change in short-term investments	128,052	24,857
Sales of other investments	19,038	—
Sale of strategic investments	—	22,950
Payments for purchase of subsidiaries, net of cash received	(71,486)	(5,917)
Other, net	(1,670)	(2,168)

Cash used by investing activities	(186,089)	(228,842)

Cash flows from financing activities:
Advances on line of credit	40,000	11,000
Payments on line of credit and notes payable	—	(11,339)
Sale of common stock	4,592	8,040
Dividends paid	(12,658)	(11,173)
Other, net	3,908	(3,795)

Cash provided (used) by financing activities	35,842	(7,267)

Net decrease in cash	(14,447)	(5,798)

Cash at beginning of period	39,135	48,290

Cash at end of period	$24,688	$42,492

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

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair presentation of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Acquisitions

On January 2, 2008, we acquired MultiNational Underwriters, LLC, an underwriting agency located in Indianapolis, Indiana, for $42.7 million in cash and a possible additional earnout depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance. The results of operations of MultiNational Underwriters were included in our condensed consolidated financial statements beginning on the effective date of the transaction. We valued all identifiable assets and liabilities at fair value and allocated $39.4 million to goodwill in our initial purchase price allocation. We are still in the process of valuing certain agreements to complete our purchase price allocation. Goodwill resulting from this acquisition will be deductible for United States Federal income tax purposes.

On November 1, 2007, we acquired Ponderosa Management, Inc., the parent company of Pioneer Insurance Company, for $12.2 million in cash. During the first quarter, we completed our purchase price allocation, resulting in final goodwill of $4.5 million.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Income Tax

For the three months ended March 31, 2008 and 2007, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.

Stock-Based Compensation

In the first quarter of 2008, we granted 10,000 shares of restricted stock and options for the purchase of 180,000 shares of our common stock at $22.02 per share. The aggregate fair value of these awards was $0.9 million, which will be expensed over a vesting period of three to five years.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, to delay the effective date of SFAS No. 157, Fair Value Measurements, (discussed in Note 2 below) for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For these items, FSP 157-2 will be effective January 1, 2009. We are evaluating what impact these future additional SFAS 157 requirements will have on our consolidated financial statements.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB, became effective January 1, 2008. SFAS 159 allows a company to make an irrevocable election to measure eligible financial assets and financial liabilities at fair value that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. As of January 1, 2008, we have not elected to value any additional assets or liabilities at fair value under the guidance of SFAS 159.

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

The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.

(2)	FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Our adoption of SFAS 157 did not impact our 2008 or prior years’ consolidated financial position, results of operations or cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the following three-level hierarchy established by SFAS 157:
•	Level 1 – Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 – Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable and not corroborated by market data.
Our Level 1 instruments are primarily U.S. Treasuries and equity securities listed on stock exchanges.
Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government and agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at March 31, 2008. We obtain fair value measurements for the majority of our Level 2 instruments from an independent pricing service. The fair value measurements consider various observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures. To validate the independent pricing service’s fair values, we obtain the fair value for our fixed income securities from third party investment managers and compare the two sources of each security’s fair value for reasonableness. In addition, we obtain an understanding of the methods used by the independent pricing service. When fair value measurements are not available from our independent pricing service, we use fair value measurements provided by third party investment managers, which are modeled using valuation methodologies and observable inputs similar to those listed above.
Our Level 3 securities include certain fixed income securities, a short-term investment with extended repayment terms, and two insurance contracts that we account for as derivatives. We determine the fair value for Level 3 instruments based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.
We have excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $175.2 million at March 31, 2008.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following table presents our assets and liabilities that are measured at fair value as of March 31, 2008.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$96,377	$3,826,224	$6,948	$3,929,549

Short-term investments	—	113,646	—	113,646

Other investments	51,151	—	3,576	54,727

Other assets	19,856	—	18,136	37,992

Total assets	$167,384	$3,939,870	$28,660	$4,135,914

Accounts payable and accrued liabilities	$—	$7,017	$—	$7,017

Total liabilities	$—	$7,017	$—	$7,017

The following table presents the changes in fair value of our Level 3 category for the first quarter of 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total
Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(239)	(1,875)	—	(2,114)

Gains and (losses) – unrealized	(436)	(41)	1,332	855

Balance at March 31, 2008	$6,948	$3,576	$18,136	$28,660

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended March 31, 2008

Direct business	$483,146	$511,623	$292,811
Reinsurance assumed	99,853	93,070	69,272
Reinsurance ceded	(89,352)	(111,147)	(69,057)

Net amounts	$493,647	$493,546	$293,026

Three months ended March 31, 2007

Direct business	$458,502	$485,370	$287,451
Reinsurance assumed	140,599	116,473	62,997
Reinsurance ceded	(102,136)	(104,243)	(49,976)

Net amounts	$496,965	$497,600	$300,472

Ceding commissions netted against policy acquisition costs in the condensed consolidated statements of earnings were $11.7 million in 2008 and $11.2 million in 2007.
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31,	December 31,
	2008	2007
Reinsurance recoverable on paid losses	$72,913	$80,915
Reinsurance recoverable on outstanding losses	463,624	458,190
Reinsurance recoverable on incurred but not reported losses	425,832	426,090
Reserve for uncollectible reinsurance	(8,444)	(8,530)

Total reinsurance recoverables	$953,925	$956,665

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

	March 31,	December 31,
	2008	2007
Payables to reinsurers	$252,564	$246,745
Letters of credit	181,298	188,400
Cash deposits	104,436	114,549

Total credits	$538,298	$549,694

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2008	2007
Loss and loss adjustment expense payable	$3,318,811	$3,227,080
Reinsurance recoverable on outstanding losses	(463,624)	(458,190)
Reinsurance recoverable on incurred but not reported losses	(425,832)	(426,090)

Net reserves	$2,429,355	$2,342,800

Unearned premium	$926,940	$943,946
Ceded unearned premium	(224,785)	(244,684)

Net unearned premium	$702,155	$699,262

Deferred policy acquisition costs	$194,957	$192,773
Deferred ceding commissions	(62,562)	(68,968)

Net deferred policy acquisition costs	$132,395	$123,805

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Three months ended March 31,
	2008	2007
Net earnings	$81,101	$96,690

Weighted average common shares outstanding	115,234	111,959
Dilutive effect of restricted stock and outstanding options (determined using the treasury stock method)	533	1,008
Dilutive effect of convertible debt (determined using the treasury stock method)	605	4,042

Weighted average common shares and potential common shares outstanding	116,372	117,009

Anti-dilutive stock options not included in treasury stock method computation	5,622	2,229

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	SEGMENT AND GEOGRAPHIC INFORMATION

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after tax and after allocation of certain corporate expenses and certain intercompany interest. All stock-based compensation expense, unallocated corporate expenses and unallocated interest expense are included in the corporate segment since these costs are not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2008

Revenue:
Domestic	$456,928	$13,951	$(6,245)	$332	$464,966
Foreign	92,697	9,725	—	—	102,422
Inter-segment	—	17,109	—	—	17,109

Total segment revenue	$549,625	$40,785	$(6,245)	$332	584,497

Inter-segment eliminations					(17,109)

Consolidated total revenue					$567,388

Net earnings (loss):
Domestic	$66,730	$4,685	$(5,080)	$(7,667)	$58,668
Foreign	20,856	421	—	—	21,277

Total segment net earnings (loss)	$87,586	$5,106	$(5,080)	$(7,667)	79,945

Inter-segment eliminations					1,156

Consolidated net earnings					$81,101

Other items:
Net investment income	$45,756	$1,553	$17	$295	$47,621
Depreciation and amortization	1,181	1,491	35	683	3,390
Interest expense	131	2,506	(26)	1,348	3,959
Capital expenditures	651	1,228	2	779	2,660

Income tax expense (benefit)	38,570	3,545	(3,711)	(1,280)	37,124
Inter-segment eliminations					706

Consolidated income tax expense					$37,830

During 2008, the other operations segment recorded an after-tax loss of $5.9 million from the reduction in market value of our two trading securities.

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

During 2007, the other operations segment recorded an after-tax gain of $7.0 million from the sale of a strategic investment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2008	2007
Diversified financial products	$192,177	$192,514
Group life, accident and health	192,446	192,416
Aviation	34,993	39,344
London market account	27,090	33,896
Other specialty lines	46,846	39,738
Discontinued lines	(6)	(308)

Net earned premium	$493,546	$497,600

Property and casualty	$25,254	$27,475
Accident and health	5,745	4,650

Fee and commission income	$30,999	$32,125

(6) SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Three months ended March 31,
	2008	2007
Cash received from commutations	$7,500	$101,040
Income taxes paid	16,111	10,385
Interest paid	4,091	3,318
Comprehensive income	87,053	91,298
(7)	COMMITMENTS AND CONTINGENCIES

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We are party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
In addition to the litigation discussed above, the following lawsuits related to the outcome of our stock option investigation have been filed:
Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  This action consolidated all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. On February 1, 2008, the parties appeared before the Court to seek approval of a proposed settlement in the case. Under the terms of the settlement, we have or will implement certain corporate governance reforms, and we and our directors’ and officers’ liability insurers agreed to pay up to $3.0 million to plaintiffs’ counsel for their attorneys fees. On April 1, 2008, the Court held a final hearing, granted final approval of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, and dismissed the case with prejudice. The plaintiffs’ attorneys fees were paid as agreed by HCC and its insurers.
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.).  This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and will propose the settlement to the Court for approval. The terms of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, provide for a full and complete release of all claims in the litigation and payment of $10.0 million to be paid into a settlement fund, pending approval by the Court of a plan of distribution. The $10.0 million will be paid by our directors’ and officers’ liability insurers. At a hearing on April 17, 2008, the Court gave preliminary approval of the proposed settlement. The hearing for final approval is scheduled for July 17, 2008.
Indemnifications
In conjunction with the sales of certain business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest indemnification expires on December 31, 2009.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We accrue a loss related to our indemnifications when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under indemnifications that cover certain net losses alleged to have been incurred in periods prior to our sale of certain subsidiaries or otherwise alleged to be covered under indemnification agreements related to such sales. As of March 31, 2008, we have recorded a liability of $15.6 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
Pursuant to our bylaws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of our company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. It is not possible to determine the maximum potential impact on our future consolidated net earnings of any such indemnification costs, since our bylaws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland transacting business in more than 100 countries. Our group consists of insurance companies, Lloyd’s of London syndicates, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange, and we had a market capitalization of $2.6 billion at March 31, 2008. We earned $81.1 million or $0.70 per diluted share in the first quarter of 2008, compared to $96.7 million or $0.83 per diluted share in 2007. The decrease in earnings is directly related to $30.2 million ($19.6 million after tax) of investment-related income in 2007 that did not occur in 2008 due to lower income from alternative investments, the change in fair value of our investments in two insurance companies accounted for as trading securities, and a gain on the sale of a strategic investment in 2007. We grew shareholders’ equity by 3% in the first quarter of 2008 to $2.5 billion, principally from net earnings.
We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk.
Our major domestic insurance companies are rated “AA (Very Strong)” by Standard & Poor’s Corporation, “AA (Very Strong)” by Fitch Ratings and “A+ (Superior)” by A.M. Best Company, Inc., and our international insurance companies are rated “AA” by Standard & Poor’s Corporation.
We generate our revenue from five primary sources:
•	risk-bearing earned premium produced by our insurance company operations,

•	non-risk-bearing fee and commission income received by our underwriting agency and broker operations,

•	ceding commissions in excess of policy acquisition costs earned by our insurance company operations,

•	investment income earned by all of our operations, and

•	other operating income.
We produced $567.4 million of revenue in the first quarter of 2008, a decrease of 5% compared to the first quarter of 2007. This decrease principally resulted from the investment-related items discussed above.
During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics.
Our 2007 and 2008 acquisitions are listed below. Net earnings and cash flows from each acquired business are included in our operations beginning on the effective date of each transaction.

Effective date
Company	Segment	acquired
Promoregistration.com	Agency	March 2, 2007
Pioneer General Insurance Company	Insurance Company	November 1, 2007
MultiNational Underwriters, LLC	Agency	January 2, 2008

The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to first quarter 2008 compared to first quarter 2007, unless otherwise noted.
Results of Operations
Net earnings decreased 16% to $81.1 million ($0.70 per diluted share) in 2008 from $96.7 million ($0.83 per diluted share) in 2007. The decrease in earnings primarily related to the aggregate of the following items, which resulted in a $30.2 million pretax ($19.6 million after tax) reduction in our 2008 earnings compared to 2007:
•	Our alternative investments, the income or loss from which are included in net investment income, generated $1.2 million of losses in 2008, compared to $7.0 million of income in 2007.

•	Our trading portfolio, which in 2008 is composed of the investment in the stock of two insurance companies, had unrealized losses of $9.0 million in 2008, compared to unrealized gains of $2.2 million in 2007. These gains and losses are reported in other operating income (loss). We discontinued the active trading of securities in late 2006.

•	We sold a strategic investment in 2007 and realized a gain of $10.8 million, which is reported in other operating income (loss). We did not sell any strategic investments in 2008.
The trading losses and reduced income from our alternative investments were a direct result of general market conditions in 2008.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2008	2007
Net earned premium	87.0%	83.3%
Fee and commission income	5.5	5.4
Net investment income	8.4	8.3
Net realized investment gain (loss)	—	(0.1)
Other operating income (loss)	(0.9)	3.1

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	51.6	50.3
Policy acquisition costs, net	16.3	14.9
Other operating expense	10.4	9.7
Interest expense	0.7	0.5

Earnings before income tax expense	21.0	24.6
Income tax expense	6.7	8.4

Net earnings	14.3%	16.2%

Total revenue decreased 5% to $567.4 million in 2008 principally due to the investment-related activity described above, as well as a slight decrease in premium due to the softening insurance market.
Our gross written premium, net written premium and net earned premium are detailed below. Gross written premium decreased because we elected not to write certain business, which would have been unprofitable due to competitive pressure on pricing in these lines of business. Net written premium declined less than gross due to increased retentions. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2008	2007
Gross written premium	$582,999	$599,101

Net written premium	493,647	496,965

Net earned premium	493,546	497,600
Fee and commission income was relatively flat in 2008. The table below shows the source of our fee and commission income.

	Three months ended March 31,
	2008	2007
Agencies	$22,284	$23,356
Insurance companies	8,715	8,769

Fee and commission income	$30,999	$32,125

The sources of net investment income are detailed below.

	Three months ended March 31,
	2008	2007
Fixed income securities	$40,924	$34,007
Short-term investments	8,592	9,673
Other investments, including alternative investments	(938)	7,520

Total investment income	48,578	51,200
Investment expense	(957)	(1,733)

Net investment income	$47,621	$49,467

Net investment income decreased 4% in 2008 due to lower income from our alternative investments, primarily fund-of-fund hedge fund investments, which were impacted by generally poor equity and debt market conditions. Investment income on our fixed income securities increased 20% due to higher fixed income investments, which increased 19% to $3.9 billion at March 31, 2008 compared to $3.3 billion at March 31, 2007. The growth in fixed income securities resulted primarily from cash flow from operations, the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims, and our shift away from short-term investments as short-term interest rates declined in 2008. Average yields on our short-term investments decreased from 5.5% in 2007 to 4.8% in 2008, while our fixed income tax equivalent yield was 5.3% in both 2007 and 2008. We continue to invest most of our funds in fixed income securities, with a weighted average duration of 5.0 years at March 31, 2008.
At March 31, 2008, the net unrealized gain on our fixed income securities portfolio was $26.2 million, compared to $25.0 million at December 31, 2007. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The net unrealized gain on our fixed income securities portfolio at April 30, 2008 was $17.2 million.

Information about our portfolio of fixed income securities is as follows:

	Three months ended March 31,
	2008	2007
Average short-term yield *	4.8%	5.5%
Average fixed income yield *	4.4%	4.4%
Average fixed income tax equivalent yield *	5.3%	5.3%
Weighted average tax equivalent yield *	4.8%	5.6%
Weighted average maturity	6.9 years	6.9 years
Weighted average duration	5.0 years	4.7 years
Average rating on fixed income securities	AA+	AAA

*	Excluding realized and unrealized gains and losses.
At March 31, 2008, within our portfolio of fixed income securities, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $775.0 million. Within our residential MBS/CMO portfolio, $657.4 million of bonds were guaranteed by U.S. government agencies, while $102.2 million, $11.1 million and $4.3 million of bonds were collateralized by prime, Alt A and subprime mortgages, respectively. The underlying mortgages on our $15.4 million of subprime-related securities (i.e. those collateralized by Alt A and subprime mortgages) were issued in the following years: 2002 — $2.7 million; 2003 — $3.2 million; 2004 — $0.2 million; 2005 — $1.0 million; 2006 — $4.1 million and 2007 — $4.2 million. At March 31, 2008, the subprime-related securities had an unrealized loss of $1.4 million, all were current as to principal and interest, and none had an other-than-temporary impairment. These subprime-related securities have an average rating of AAA and a weighted average life of approximately 3.2 years. Our subprime-related securities represented 2.0% of our asset-backed and mortgage-backed securities portfolio and 0.4% of our total fixed income securities portfolio. At March 31, 2008, we held a commercial MBS portfolio with a fair value of $200.9 million, an average rating of AAA, and a weighted average life of approximately 5.0 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs).
Other operating income was a loss of $4.9 million in 2008 compared to a gain of $18.6 million in 2007. The 2008 loss resulted from reduction in the market value of our two trading securities. The 2007 gain was primarily due to the sale of a strategic investment. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of our other operating income (loss).

	Three months ended March 31,
	2008	2007
Strategic investments	$913	$11,659
Trading securities	(9,028)	2,181
Financial instruments	1,336	1,187
Other	1,833	3,558

Other operating income (loss)	$(4,946)	$18,585

Loss and loss adjustment expense decreased 2% consistent with the slight reduction in net earned premium, and policy acquisition costs increased 4% due to a shift in the mix of business in 2008. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.

Other operating expense increased 3% in 2008. The increase primarily related to compensation and other operating expenses of subsidiaries acquired in the fourth quarter of 2007 and the first quarter of 2008, partially offset by a $2.2 million reduction in expenses related to our 2006 stock option matter incurred in 2007. We had 1,757 employees at March 31, 2008 compared to 1,632 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was 31.8% for 2008, compared to 34.1% for 2007. The lower effective rate primarily relates to an increase in tax-exempt interest income as a percentage of our overall pretax income in 2008 and the tax gain on the sale of a strategic investment greater than the book gain in 2007.
At March 31, 2008, book value per share was $21.88, up from $21.21 at December 31, 2007. Total assets were $8.2 billion and shareholders’ equity was $2.5 billion, compared to $8.1 billion and $2.4 billion, respectively, at December 31, 2007.
Segments
Insurance Company Segment
Net earnings of our insurance company segment are relatively flat between years. Even though there is pricing competition in certain of our markets, our margins remain at an acceptable level of profitability due to our underwriting discipline.
Premium
Gross written premium in 2008 is 3% below the 2007 level, due to the impact of competition and the resulting softening of rates in several of our markets. In certain lines of business, we have elected not to renew policies or write new business if, in matching competitors’ lower rates, the business would be unprofitable for us. In addition, in some lines of business, we have written the same exposure as in 2007 but at lower rates. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased to 85% in 2008 from 83% in 2007.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Three months ended March 31, 2008

Diversified financial products	$211,364	$180,501	85%	$192,177
Group life, accident and health	210,534	202,375	96	192,446
Aviation	44,828	32,346	72	34,993
London market account	40,936	29,028	71	27,090
Other specialty lines	75,343	49,403	66	46,846
Discontinued lines	(6)	(6)	nm	(6)

Totals	$582,999	$493,647	85%	$493,546

Three months ended March 31, 2007

Diversified financial products	$212,253	$171,792	81%	$192,514
Group life, accident and health	202,906	192,426	95	192,416
Aviation	51,663	39,603	77	39,344
London market account	68,135	45,132	66	33,896
Other specialty lines	64,495	48,321	75	39,738
Discontinued lines	(351)	(309)	nm	(308)

Totals	$599,101	$496,965	83%	$497,600

nm — Not meaningful

The changes in premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — The growth in net written premium and the retention rate resulted from increased quota share retentions on our U.S. professional indemnity and employment practices liability businesses in 2008. Premium volume in our major products was stable, although pricing for these products is down slightly.

•	Group life, accident and health — The increase in gross and net written premium is from our acquisition of MultiNational Underwriters in 2008, for which we use one of our Lloyd’s syndicates as the issuing carrier. Profit margins in this line remain at acceptable levels despite competition, principally from the fully insured market.

•	Aviation — Our aviation premium volume is down due to competition, where we choose not to write international business at lower, unprofitable rates or renew domestic business at lower rates. Margins on decreased premium volume are still acceptable. Retention decreased as a result of an increase in proportional and facultative reinsurance.

•	London market account — Gross premium levels are lower in 2008 as we have discontinued writing our marine excess of loss book of business, which was predominantly written in the first quarter of each year, due to unacceptable competitive rates. In addition, we have written business in 2008 at lower, but still profitable, rates. The net impact of these changes was moderated by a reduced reinsurance spend. Rates have softened due to benign catastrophe activity in the past two years, which has resulted in low London market loss ratios.

•	Other specialty lines — We experienced growth in our other specialty lines of business from expansion of our Lloyd’s syndicate participation and increased writings of several products. Markets for these products are competitive and rates are down slightly. The decrease in average retention is due to the change in mix of business on this line.
Losses and Loss Adjustment Expenses
Our net redundant (adverse) development relating to prior year losses included in net incurred loss and loss adjustment expense was $5.1 million in 2008 compared to $(0.2) million in 2007. The redundant development in 2008 primarily resulted from the re-estimation of our net exposure for certain case basis reserves. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ (D&O) and errors and omissions (E&O) liability coverage for public and private companies and not-for-profit organizations. The majority of our D&O business is written on an excess of loss basis with high attachment points. The majority of our E&O business generally has limits of up to $1 million. Our D&O and E&O insurance is on a claims made basis, with defense costs included in the limits. Our in-force D&O business provides coverage for certain financial institutions, some of which have potential exposure to shareholder lawsuits due to recent subprime and credit market related issues. Certain of these financial institutions purchased Side A only coverage, which pays for covered defense costs and settlements or judgments arising from claims brought against directors and officers if, for some reason, the company does not or cannot indemnify a director or officer for such costs. We continue to closely monitor our D&O and E&O exposure to subprime issues. At March 31, 2008, we had nine Side A only and 32 non-Side A only D&O and E&O subprime-related claims, of which only one D&O claim was primary with a policy limit of $5 million. Based on our current knowledge, we believe the company has provided for the ultimate losses that will eventually be incurred on our D&O and E&O businesses relating to subprime issues.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of March 31, 2008.

Our gross loss ratio was 59.9% in 2008 and 58.2% in 2007. The following table provides comparative net loss ratios by line of business.

	Three months ended March 31,
	2008		2007
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products	$192,177	46.2%	$192,514	45.5%
Group life, accident and health	192,446	74.5	192,416	75.5
Aviation	34,993	57.6	39,344	50.1
London market account	27,090	33.2	33,896	57.3
Other specialty lines	46,846	66.9	39,738	69.8
Discontinued lines	(6)	nm	(308)	nm

Totals	$493,546	59.4%	$497,600	60.4%

Expense ratio		24.3		23.6

Combined ratio		83.7%		84.0%

nm – Not meaningful comparison
The changes in net loss ratios for our aviation and London market account lines of business were due to favorable and unfavorable adjustments in reserves, respectively, as a result of our settlement, in the first quarter of 2007, of litigation related to a reinsurer that became insolvent in 1999. These 2007 adjustments decreased the aviation loss ratio by 10.1 percentage points and increased the London market account loss ratio by 7.9 percentage points. These adjustments, together with other smaller adjustments related to this settlement that affected the group life, accident and health and discontinued lines, had a minimal impact on our consolidated incurred losses. Also, in 2008, the London market account line of business benefited from favorable development.
The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Three months ended March 31,
	2008	2007
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,342,800	$2,108,961
Assumed book of business – Lloyd’s syndicate	29,053	—
Incurred loss and loss adjustment expense	293,026	300,472
Loss and loss adjustment expense payments	(235,524)	(272,916)

Net reserves for loss and loss adjustment expense payable at end of period	$2,429,355	$2,136,517

Net paid loss ratio	47.7%	54.8%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in 2007 due to payment of claims in the London market account, some of which were related to the 2005 hurricanes.

Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, as a percentage of net earned premium increased to 18.7% in 2008 from 17.9% in 2007, principally due to a change in the mix of business. The GAAP expense ratio of 24.3% in 2008 increased in comparison to 23.6% in 2007 primarily for the same reason.
Agency Segment
Revenue from our agency segment increased to $40.8 million in 2008 from $39.0 million in 2007 primarily due to business from a company acquired in 2008. Segment net earnings were relatively flat, increasing in 2008 to $5.1 million from $4.9 million in 2007.
Other Operations Segment
Revenue and net earnings from our other operations segment decreased to a loss of $6.2 million and $5.1 million, respectively, in 2008 from revenue of $18.3 million and net earnings of $11.4 million in 2007 primarily due to lower income from strategic investments and the reduction in market value of our two trading securities. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in our remaining trading portfolio.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations. Our cash provided by operating activities has been strong in recent years due to:
•	our increasing net earnings,

•	growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions,

•	commutations of selected reinsurance agreements, and

•	expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.
The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2008	2007
Net earnings	$81,101	$96,690
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(47,431)	(7,846)
Change in unearned premium, net	2,939	(732)
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	94,516	127,712
Change in trading portfolio	9,062	10,958
Other, net	(4,387)	3,529

Cash provided by operating activities	$135,800	$230,311

Cash received from commutations, included in cash provided by operating activities, totaled $7.5 million in 2008 and $101.0 million in 2007. Excluding commutations, cash provided by operating activities remains significantly higher than net earnings due to increases in our net loss reserves.

Our combined cash and investment portfolio increased by $113.0 million during 2008 to a total of $4.8 billion at March 31, 2008. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Our debt to total capital ratio was 12.6% at March 31, 2008 and 11.7% at December 31, 2007.
Our 1.30% Convertible Notes are subject to redemption anytime after April 1, 2009, or holders may require us to repurchase the Notes on April 1, 2009, 2014 or 2019 or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 1, 2009. We expect to use our Revolving Loan Facility to fund any Notes redeemed or repurchased.
We believe that our operating cash flows, investments, Revolving Loan Facility, Standby Letter of Credit Facility, shelf registration and other sources of liquidity, as described in our Annual Report on Form 10-K for the year ended December 31, 2007, are sufficient to meet our operating needs for the foreseeable future.
Fair Value Measurements
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. Our adoption of SFAS 157 did not impact our 2008 or prior years’ consolidated financial position, results of operations or cash flows.
SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the following three-level hierarchy established by SFAS 157:
•	Level 1 – Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 – Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable and not corroborated by market data.
Our Level 1 instruments are primarily U.S. Treasuries and equity securities listed on stock exchanges.
Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government and agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at March 31, 2008. We obtain fair value measurements for the majority of our Level 2 instruments from an independent pricing service. The fair value measurements consider various observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures. To validate the independent pricing service’s fair values, we obtain the fair value for our fixed income securities from third party investment managers and compare the two sources of each security’s fair value for reasonableness. In addition, we obtain an understanding of the methods used by the independent pricing service. When fair value measurements are not available from our independent pricing service, we use fair value measurements provided by third party investment managers, which are modeled using valuation methodologies and observable inputs similar to those listed above.

Our Level 3 securities include certain fixed income securities, a short-term investment with extended repayment terms, and two insurance contracts that we account for as derivatives. We determine the fair value for Level 3 instruments based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.
We have excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $175.2 million at March 31, 2008.
The following table presents our assets and liabilities that are measured at fair value as of March 31, 2008.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$96,377	$3,826,224	$6,948	$3,929,549

Short-term investments	—	113,646	—	113,646

Other investments	51,151	—	3,576	54,727

Other assets	19,856	—	18,136	37,992

Total assets	$167,384	$3,939,870	$28,660	$4,135,914

Accounts payable and accrued liabilities	$—	$7,017	$—	$7,017

Total liabilities	$—	$7,017	$—	$7,017

The following table presents the changes in fair value of our Level 3 category for the first quarter of 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total
Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(239)	(1,875)	—	(2,114)

Gains and (losses) – unrealized	(436)	(41)	1,332	855

Balance at March 31, 2008	$6,948	$3,576	$18,136	$28,660

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.

At March 31, 2008, our Level 3 financial instruments represented approximately 0.7% of our total assets that are measured at fair value. During the first quarter of 2008, we had no transfers in or out of our Level 3 category, but the total Level 3 asset balance was reduced due to our receipt of cash refunds from certain investments. We believe that our expected future cash receipts from our Level 3 financial instruments will equal or exceed their fair value at March 31, 2008.
We classified our residential MBS/CMO portfolio, of which 98% is either guaranteed by U.S. government agencies or collateralized by prime mortgages, as Level 2 assets because the fair value of the securities is derived from industry-standard models using observable market-based data. These securities have an average rating of AAA and a weighted average life of approximately 6.7 years. Although these securities are subject to fluctuations in fair value due to recent and potential future events in the credit and mortgage markets, we believe that we will not have any significant loss of principal related to these securities. If their fair value decreases in the future due to changes in our fair value inputs or assumptions, we believe our operating cash flows, other investments, Revolving Loan Facility, Standby Letter of Credit Facility, shelf registration and other sources of liquidity are sufficient to meet our operating needs for the foreseeable future.
Recent Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, to delay the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. For these items, FSP 157-2 will be effective January 1, 2009. We are evaluating what impact these future additional SFAS 157 requirements will have on our consolidated financial statements.
SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB, became effective January 1, 2008. SFAS 159 allows a company to make an irrevocable election to measure eligible financial assets and financial liabilities at fair value that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. As of January 1, 2008, we have not elected to value any additional assets or liabilities at fair value under the guidance of SFAS 159.
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
The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2008.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
In addition to the litigation discussed above, the following lawsuits related to the outcome of our stock option investigation have been filed:
Civil Action No. 07-456 (Consolidated); Bacas and Halgren, derivatively on behalf of HCC Insurance Holdings, Inc. v. Way et al.; In the United States District Court for the Southern District of Texas, Houston Division.  This action consolidated all pending derivative suits into one action (Bacas suits). The Bacas action was filed on February 1, 2007, and the Halgren action was filed on February 28, 2007. On February 1, 2008, the parties appeared before the Court to seek approval of a proposed settlement in the case. Under the terms of the settlement, we have or will implement certain corporate governance reforms, and we and our directors’ and officers’ liability insurers agreed to pay up to $3.0 million to plaintiffs’ counsel for their attorneys fees. On April 1, 2008, the Court held a final hearing, granted final approval of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, and dismissed the case with prejudice. The plaintiffs’ attorneys fees were paid as agreed by HCC and its insurers.
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.).  This action was filed on March 8, 2007. We are named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and will propose the settlement to the Court for approval. The terms of the settlement, which includes no admission of liability or wrongdoing by HCC or any other defendants, provide for a full and complete release of all claims in the litigation and payment of $10.0 million to be paid into a settlement fund, pending approval by the Court of a plan of distribution. The $10.0 million will be paid by our directors’ and officers’ liability insurers. At a hearing on April 17, 2008, the Court gave preliminary approval of the proposed settlement. The hearing for final approval is scheduled for July 17, 2008.
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 6. Exhibits
a. Exhibits
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

May 9, 2008	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti, Chief Executive Officer

May 9, 2008	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

EXHIBIT INDEX
a. Exhibits
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report