Form 10-Q
period 2008-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2008-08-07
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended June 30, 2008.

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
On July 31, 2008, there were approximately 114.7 million shares of common stock, $1.00 par value outstanding.

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
These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions and, therefore, the forward-looking statements based on these assumptions could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives and plans will be achieved.
Our forward-looking statements speak only at the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Report may not occur.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	June 30,	December 31,
	2008	2007
ASSETS

Investments:
Fixed income securities, at fair value (amortized cost: 2008 - $4,102,100; 2007 - $3,641,667)	$4,068,023	$3,666,705
Short-term investments, at cost, which approximates fair value	527,086	783,650
Other investments	167,418	221,922

Total investments	4,762,527	4,672,277
Cash	27,129	39,135
Restricted cash and cash investments	188,862	193,151
Premium, claims and other receivables	810,109	763,401
Reinsurance recoverables	1,030,408	956,665
Ceded unearned premium	235,632	244,684
Ceded life and annuity benefits	65,275	66,199
Deferred policy acquisition costs	200,576	192,773
Goodwill	818,329	776,046
Other assets	176,431	170,314

Total assets	$8,315,278	$8,074,645

LIABILITIES

Loss and loss adjustment expense payable	$3,446,824	$3,227,080
Life and annuity policy benefits	65,275	66,199
Reinsurance balances payable	119,893	129,838
Unearned premium	998,922	943,946
Deferred ceding commissions	60,891	68,968
Premium and claims payable	422,068	497,974
Notes payable	369,714	324,714
Accounts payable and accrued liabilities	267,272	375,561

Total liabilities	5,750,859	5,634,280

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued: 2008 - 115,701; 2007 - 115,069 and outstanding: 2008 - 115,581; 2007 - 115,069)	115,701	115,069
Additional paid-in capital	847,452	831,419
Retained earnings	1,594,030	1,445,995
Accumulated other comprehensive income	9,819	47,882
Treasury stock, at cost (shares: 2008 - 120)	(2,583)	—

Total shareholders’ equity	2,564,419	2,440,365

Total liabilities and shareholders’ equity	$8,315,278	$8,074,645

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
REVENUE

Net earned premium	$1,000,156	$991,986	$506,610	$494,386
Fee and commission income	61,763	63,261	30,764	31,136
Net investment income	94,870	98,164	47,249	48,697
Net realized investment loss	(1,552)	(624)	(1,720)	(69)
Other operating income	6,001	38,685	10,947	20,100

Total revenue	1,161,238	1,191,472	593,850	594,250

EXPENSE

Loss and loss adjustment expense, net	595,927	603,763	302,901	303,291
Policy acquisition costs, net	188,113	174,527	95,845	85,428
Other operating expense	116,718	111,108	57,514	53,467
Interest expense	7,767	4,399	3,808	1,096

Total expense	908,525	893,797	460,068	443,282

Earnings before income tax expense	252,713	297,675	133,782	150,968

Income tax expense	79,275	99,813	41,445	49,796

Net earnings	$173,438	$197,862	$92,337	$101,172

Basic earnings per share data:

Net earnings per share	$1.50	$1.76	$0.80	$0.90

Weighted average shares outstanding	115,363	112,117	115,492	112,273

Diluted earnings per share data:

Net earnings per share	$1.49	$1.69	$0.80	$0.86

Weighted average shares outstanding	116,218	117,381	116,075	117,728

Cash dividends declared, per share	$0.22	$0.20	$0.11	$0.10

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Six months ended June 30, 2008
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2007	$115,069	$831,419	$1,445,995	$47,882	$—	$2,440,365

Net earnings	—	—	173,438	—	—	173,438

Other comprehensive loss	—	—	—	(38,063)	—	(38,063)

Comprehensive income						135,375

Issuance of 546 shares for exercise of options, including tax benefit of $599	546	9,322	—	—	—	9,868

Stock-based compensation	86	6,711	—	—	—	6,797

Purchase of 120 treasury shares	—	—	—	—	(2,583)	(2,583)

Cash dividends declared, $0.22 per share	—	—	(25,403)	—	—	(25,403)

Balance at June 30, 2008	$115,701	$847,452	$1,594,030	$9,819	$(2,583)	$2,564,419

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Cash flows from operating activities:
Net earnings	$173,438	$197,862	$92,337	$101,172
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(43,624)	30,041	(47,403)	(57,125)
Change in reinsurance recoverables	(73,812)	94,621	(76,483)	(16,646)
Change in ceded unearned premium	9,052	(21,249)	(10,847)	(23,139)
Change in loss and loss adjustment expense payable	219,858	105,937	128,013	89,492
Change in reinsurance balances payable	(9,945)	(873)	(4,184)	7,452
Change in unearned premium	55,022	62,882	71,982	65,504
Change in premium and claims payable, net of restricted cash	(73,868)	(42,100)	(28,419)	44,587
Change in current income taxes payable	(7,310)	(14,690)	(42,975)	(38,013)
Change in trading portfolio	42,574	4,865	33,512	(6,093)
Gain on sales of strategic investments	(9,158)	(21,618)	(9,158)	(10,811)
Stock-based compensation expense	6,797	6,389	3,931	4,178
Depreciation and amortization expense	6,824	7,861	3,434	4,125
Other, net	(65,409)	(9,628)	(19,101)	5,306

Cash provided by operating activities	230,439	400,300	94,639	169,989

Cash flows from investing activities:
Sales of fixed income securities	236,878	174,718	116,803	146,235
Maturity or call of fixed income securities	182,410	158,121	106,535	87,973
Cost of securities acquired	(925,693)	(736,873)	(469,720)	(369,678)
Change in short-term investments	256,564	(26,014)	128,512	(50,871)
Proceeds from sales of other investments	30,994	—	11,956	—
Proceeds from sales of strategic investments	22,818	39,816	22,818	16,866
Payments for purchase of subsidiaries, net of cash received	(72,369)	(51,681)	(883)	(45,764)
Other, net	(4,685)	(5,356)	(3,015)	(3,188)

Cash used by investing activities	(273,083)	(447,269)	(86,994)	(218,427)

Cash flows from financing activities:
Advances on line of credit	75,000	62,000	35,000	51,000
Payments on line of credit and notes payable	(30,000)	(12,887)	(30,000)	(1,548)
Sales of common stock	9,868	16,422	5,276	8,382
Dividends paid	(25,340)	(22,381)	(12,682)	(11,208)
Other, net	1,110	(2,544)	(2,798)	1,251

Cash provided (used) by financing activities	30,638	40,610	(5,204)	47,877

Net increase (decrease) in cash	(12,006)	(6,359)	2,441	(561)

Cash at beginning of period	39,135	48,290	24,688	42,492

Cash at end of period	$27,129	$41,931	$27,129	$41,931

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, the Company, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and reinsurance brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability, surety and credit); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland, although some of our operations have a broader international scope.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2007 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

Significant Accounting and Reporting Policies

We reported Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007. The following is a new disclosure related to Reinsurance.

One assumed mortgage guaranty reinsurance contract, which is deemed not to transfer significant underwriting risk, is accounted for using the deposit method of accounting. In catastrophic or unforeseen circumstances, it is possible we could incur financial losses on this contract. We record all consideration received under the contract as a deposit liability, rather than as net earned premium and loss and loss adjustment expense. We use actuarial information to estimate both our liability under the contract and the appropriate rates to decrease the liability over the term of the contract. We report income from this contract, net of any losses, as other operating income in our consolidated statements of income.

Acquisition and Goodwill

On January 2, 2008, we acquired MultiNational Underwriters, LLC, an underwriting agency located in Indianapolis, Indiana, for $42.7 million in cash and a possible additional earnout depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance. The results of operations of MultiNational Underwriters were included in our condensed consolidated financial statements beginning on the effective date of the transaction. We valued all identifiable assets and liabilities at fair value and allocated $39.4 million to goodwill in our purchase price allocation. When the conditions for the earnout have been satisfied under the purchase agreement, we will record a liability to the former owners with an offsetting increase to goodwill. The goodwill will be deductible for United States Federal income tax purposes.

When we complete an acquisition, the related goodwill is allocated to our reporting units based on their respective share of estimated future cash flows from the acquired entity. We allocated $20.0 million and $19.4 million of the MultiNational Underwriters, LLC. goodwill to reporting units in our insurance company and agency segments, respectively. During the second quarter of 2008, we transferred $27.3 million of goodwill from our agency segment to our insurance company segment, based on a reorganization that shifted cash flows from a reporting unit in our agency segment to reporting units in our insurance company segment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Income Tax

For the six months ended June 30, 2008 and 2007, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.

Stock-Based Compensation

During the second quarter of 2008, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. The number of shares granted to each director was based on the closing price on the grant date, which was the day of our Annual Meeting of Shareholders. The 30,000 shares granted had an aggregate fair value of $0.7 million, which we recognized as compensation expense on the grant date.

In the second quarter of 2008, we granted 46,000 shares of restricted stock at $23.43 per share. In the first quarter of 2008, we granted 10,000 shares at $22.02. The restricted stock requires continuous service during the vesting period of three to four years. The restricted stock granted had an aggregate fair value of $2.0 million, which will be expensed over the vesting period.

In the second quarter of 2008, we granted 142,500 options for the purchase of shares of our common stock at $23.43 per share. In the first quarter of 2008, we granted options for the purchase of 180,000 shares at $22.02 per share. The options granted had an aggregate fair value of $1.2 million, which will be expensed over the vesting period of three to five years.

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

The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 will be effective January 1, 2009, and early adoption is not permitted. We are evaluating the impact SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.

The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The FASB has issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. The pronouncement, which is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt APB 14-1 for our Convertible Notes, and we are assessing the impact adoption will have on our consolidated financial statements.

The FASB has issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting, which must be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt EITF 03-6-1 for our restricted stock, and we are assessing the impact adoption will have on our consolidated financial statements.

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

SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the following three-level hierarchy established by SFAS 157:
•	Level 1 — Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 — Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 — Inputs are unobservable and not corroborated by market data.
Our Level 1 instruments are primarily U.S. Treasuries and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at June 30, 2008. We measure fair value for the majority of our Level 2 instruments using quoted prices of securities with similar characteristics. The remaining instruments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures. To validate quoted and modeled prices, we perform various procedures, including evaluation of the underlying methodologies, analysis of recent sales activity, if any, and analytical review of our fair values against current market prices and trends.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Our Level 3 securities include certain fixed income securities, a former short-term investment with extended repayment terms and two insurance contracts that we account for as derivatives. Fair value is based on internally developed models that use our assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.

We have excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $164.7 million at June 30, 2008.
     The following table presents our assets and liabilities that are measured at fair value as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$89,718	$3,970,846	$7,459	$4,068,023

Short-term investments	204	—	—	204

Other investments	17,011	—	1,847	18,858

Other assets	—	—	19,582	19,582

Total assets measured at fair value	$106,933	$3,970,846	$28,888	$4,106,667

Accounts payable and accrued liabilities	$—	$3,665	$—	$3,665

Total liabilities measured at fair value	$—	$3,665	$—	$3,665

The following tables present the changes in fair value of our Level 3 category during the first six months of 2008 and the second quarter of 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total
Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(239)	(3,658)	—	(3,897)

Other-than-temporary impairment loss — realized	(203)	—	—	(203)

Gains and (losses) — unrealized	(262)	13	2,778	2,529

Net transfers in/out of Level 3	540	—	—	540

Balance at June 30, 2008	$7,459	$1,847	$19,582	$28,888

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Fixed
	income	Other	Other
	securities	investments	assets	Total
Balance at April 1, 2008	$6,948	$3,576	$18,136	$28,660

Net redemptions	—	(1,783)	—	(1,783)

Other-than-temporary impairment loss — realized	(203)	—	—	(203)

Gains and (losses) — unrealized	174	54	1,446	1,674

Net transfers in/out of Level 3	540	—	—	540

Balance at June 30, 2008	$7,459	$1,847	$19,582	$28,888

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Six months ended June 30, 2008

Direct business	$1,055,842	$1,028,684	$606,097
Reinsurance assumed	218,750	196,243	186,290
Reinsurance ceded	(213,795)	(224,771)	(196,460)

Net amounts	$1,060,797	$1,000,156	$595,927

Six months ended June 30, 2007

Direct business	$1,011,630	$978,161	$570,661
Reinsurance assumed	253,072	227,101	152,399
Reinsurance ceded	(233,917)	(213,276)	(119,297)

Net amounts	$1,030,785	$991,986	$603,763

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended June 30, 2008

Direct business	$572,696	$517,061	$313,286
Reinsurance assumed	118,897	103,173	117,018
Reinsurance ceded	(124,443)	(113,624)	(127,403)

Net amounts	$567,150	$506,610	$302,901

Three months ended June 30, 2007

Direct business	$553,128	$492,791	$283,210
Reinsurance assumed	112,473	110,628	89,402
Reinsurance ceded	(131,781)	(109,033)	(69,321)

Net amounts	$533,820	$494,386	$303,291

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $25.1 million in the first six months of 2008 and $21.8 million in the first six months of 2007.

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30,	December 31,
	2008	2007
Reinsurance recoverable on paid losses	$68,280	$80,915
Reinsurance recoverable on outstanding losses	520,663	458,190
Reinsurance recoverable on incurred but not reported losses	449,910	426,090
Reserve for uncollectible reinsurance	(8,445)	(8,530)

Total reinsurance recoverables	$1,030,408	$956,665

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

	June 30,	December 31,
	2008	2007
Payables to reinsurers	$260,776	$246,745
Letters of credit	181,304	188,400
Cash deposits	109,048	114,549

Total credits	$551,128	$549,694

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2008	2007
Loss and loss adjustment expense payable	$3,446,824	$3,227,080
Reinsurance recoverable on outstanding losses	(520,663)	(458,190)
Reinsurance recoverable on incurred but not reported losses	(449,910)	(426,090)

Net reserves	$2,476,251	$2,342,800

Unearned premium	$998,922	$943,946
Ceded unearned premium	(235,632)	(244,684)

Net unearned premium	$763,290	$699,262

Deferred policy acquisition costs	$200,576	$192,773
Deferred ceding commissions	(60,891)	(68,968)

Net deferred policy acquisition costs	$139,685	$123,805

(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in the earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net earnings	$173,438	$197,862	$92,337	$101,172

Weighted average common shares outstanding	115,363	112,117	115,492	112,273
Dilutive effect of restricted stock and outstanding options (determined using treasury stock method)	445	1,045	375	1,069
Dilutive effect of convertible debt (determined using treasury stock method)	410	4,219	208	4,386

Weighted average common shares and potential common shares outstanding	116,218	117,381	116,075	117,728

Anti-dilutive stock options not included in treasury stock method computation	5,851	2,482	6,152	3,268

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	SEGMENT AND GEOGRAPHIC INFORMATION

Our management evaluates the performance of each segment based on net earnings. Net earnings is calculated after tax and after allocation of certain corporate expenses and certain intercompany interest. All stock-based compensation expense, unallocated corporate expenses and unallocated interest expense are included in the corporate segment since these costs are not included in management’s evaluation of the other segments. The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Six months ended June 30, 2008

Revenue:
Domestic	$925,070	$26,274	$3,709	$453	$955,506
Foreign	186,417	19,315	—	—	205,732
Inter-segment	—	39,785	—	—	39,785

Total segment revenue	$1,111,487	$85,374	$3,709	$453	1,201,023

Inter-segment eliminations					(39,785)

Consolidated total revenue					$1,161,238

Net earnings (loss):
Domestic	$127,785	$9,938	$949	$(11,773)	$126,899
Foreign	46,529	226	—	—	46,755

Total segment net earnings (loss)	$174,314	$10,164	$949	$(11,773)	173,654

Inter-segment eliminations					(216)

Consolidated net earnings					$173,438

Other items:
Net investment income	$91,699	$2,758	$31	$382	$94,870
Depreciation and amortization	2,367	2,996	65	1,396	6,824
Interest expense (benefit)	404	7,729	(51)	(315)	7,767
Capital expenditures	1,789	2,371	69	1,446	5,675

Income tax expense (benefit)	$76,585	$7,988	$(492)	$(4,649)	$79,432
Inter-segment eliminations					(157)

Consolidated income tax expense					$79,275

During 2008, the other operations segment recorded an after-tax loss of $7.6 million from trading securities and an after-tax gain of $6.0 million from sale of a strategic investment.

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

During 2007, the other operations segment recorded an after-tax gain of $5.4 million from trading securities and an after-tax gain of $14.1 million from sale of a strategic investment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2008

Revenue:
Domestic	$468,142	$12,323	$9,954	$121	$490,540
Foreign	93,720	9,590	—	—-	103,310
Inter-segment	—	22,676	—	—-	22,676

Total segment revenue	$561,862	$44,589	$9,954	$121	616,526

Inter-segment eliminations					(22,676)

Consolidated total revenue					$593,850

Net earnings (loss):
Domestic	$61,055	$5,253	$6,029	$(4,106)	$68,231
Foreign	25,673	(195)	—	—-	25,478

Total segment net earnings (loss)	$86,728	$5,058	$6,029	$(4,106)	93,709

Inter-segment eliminations					(1,372)

Consolidated net earnings					$92,337

Other items:
Net investment income	$45,943	$1,205	$14	$87	$47,249
Depreciation and amortization	1,186	1,505	30	713	3,434
Interest expense (benefit)	273	5,223	(25)	(1,663)	3,808
Capital expenditures	1,138	1,143	67	667	3,015

Income tax expense (benefit)	$38,015	$4,443	$3,219	$(3,369)	$42,308
Inter-segment eliminations					(863)

Consolidated income tax expense					$41,445

During the second quarter of 2008, the other operations segment recorded an after-tax loss of $1.7 million from trading securities and an after-tax gain of $6.0 million from sale of a strategic investment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2007

Revenue:
Domestic	$458,084	$15,042	$19,950	$600	$493,676
Foreign	92,041	8,533	—	—	100,574
Inter-segment	—	23,664	—	—	23,664

Total segment revenue	$550,125	$47,239	$19,950	$600	617,914

Inter-segment eliminations					(23,664)

Consolidated total revenue					$594,250

Net earnings (loss):
Domestic	$65,554	$7,458	$12,798	$(3,481)	$82,329
Foreign	18,656	1,887	—	—	20,543

Total segment net earnings (loss)	$84,210	$9,345	$12,798	$(3,481)	102,872

Inter-segment eliminations					(1,700)

Consolidated net earnings					$101,172

Other items:
Net investment income	$45,029	$2,283	$1,023	$362	$48,697
Depreciation and amortization	1,174	2,199	36	716	4,125
Interest expense (benefit)	372	3,129	(25)	(2,380)	1,096
Capital expenditures	1,429	333	316	1,110	3,188

Income tax expense (benefit)	$39,884	$7,638	$6,334	$(3,196)	$50,660
Inter-segment eliminations					(864)

Consolidated income tax expense					$49,796

During the second quarter of 2007, the other operations segment recorded an after-tax gain of $4.0 million from trading securities and an after-tax gain of $7.1 million from sale of a strategic investment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Diversified financial products	$390,083	$385,851	$197,906	$193,337
Group life, accident and health	387,800	384,640	195,354	192,224
Aviation	69,712	77,091	34,719	37,747
London market account	53,395	64,499	26,305	30,603
Other specialty lines	94,426	80,335	47,580	40,597
Discontinued lines	4,740	(430)	4,746	(122)

Net earned premium	$1,000,156	$991,986	$506,610	$494,386

Property and casualty	$50,722	$53,960	$25,468	$26,485
Accident and health	11,041	9,301	5,296	4,651

Fee and commission income	$61,763	$63,261	$30,764	$31,136

(6) SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Cash received from commutations	$7,500	$101,040	$—	$—
Income taxes paid	89,796	82,492	73,685	72,107
Interest paid	7,136	3,596	3,045	278
Comprehensive income	135,375	152,020	48,322	60,722
(7)	COMMITMENTS AND CONTINGENCIES

Litigation

Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006. Based upon the Special Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an informal inquiry upon notification by us of the initiation of our investigation. We provided the results of our internal review and independent investigation to the SEC, and we responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We fully cooperated with the investigation. In July 2008, the Company reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The Company neither admitted nor denied the allegations contained in the SEC’s complaint. The SEC did not allege fraud claims and did not seek a monetary penalty against the Company based in part on our remedial measures and extraordinary cooperation in the SEC’s investigation.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

In addition to the litigation discussed above, the following lawsuit, relating to the outcome of our stock option investigation, was settled in the second quarter of 2008:

Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We were named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and proposed the settlement to the Court for approval. The terms of the settlement, which included no admission of liability or wrongdoing by the Company or any other defendants, provided for a full and complete release of all claims in the litigation and payment of $10.0 million into a settlement fund. At a hearing on April 17, 2008, the Court gave preliminary approval of the proposed settlement. At a hearing on July 17, 2008, the Court gave final approval for the settlement and entered final judgment, concluding the matter. The $10.0 million was paid by our directors’ and officers’ liability insurers.

Indemnifications

In conjunction with the sales of certain business assets and subsidiaries, we have provided indemnifications to the purchasers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest indemnification expires on December 31, 2009. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At June 30, 2008, we have recorded a liability of $16.5 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Pursuant to our by-laws, Delaware Corporate law and certain contractual agreements, we are required to advance attorneys’ fees and other expenses and may be required to indemnify our current and former directors and officers for liabilities arising from any action, suit or proceeding brought because the individual was acting as an officer or director of the Company. Under certain limited circumstances, the individual may be required to reimburse us for any advances or indemnification payments made by us. In addition, we maintain directors’ and officers’ liability insurance, which may cover certain of these costs. We expense payments as advanced and recognize offsets if cash reimbursement is expected or received. It is not possible to determine the maximum potential impact on our future consolidated net earnings of any such indemnification costs, since our by-laws, Delaware law and our contractual agreements do not limit any such advances or indemnification payments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda, Belgium and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, participations in Lloyd’s of London syndicates that we manage, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange, and we had a market capitalization of $2.4 billion at June 30, 2008.
We earned $173.4 million or $1.49 per diluted share in the first six months of 2008, compared to $197.9 million or $1.69 per diluted share in the first six months of 2007, and $92.3 million or $0.80 per diluted share in the second quarter of 2008, compared to $101.1 million or $0.86 per diluted share in the second quarter of 2007. The reductions are due to lower income from investment-related items, which are discussed in the Results of Operations section below. Profitability from our insurance operations remains strong. Our combined ratio is relatively unchanged at 83.9%, and investment income on our fixed income securities continues to grow.
During 2008, we grew both shareholders’ equity and book value per share by 5% to $2.6 billion and $22.19, respectively, despite a $45.4 million after-tax reduction in shareholder’s equity caused by the change in unrealized investment gains or losses on our investment portfolio.
We underwrite a variety of specialty lines of business categorized as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk.
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

The following section discusses our key operating results. Comparisons refer to the first six months of 2008 compared to the first six months of 2007, unless otherwise noted. The reasons for any significant variations between the quarters ended June 30, 2008 and 2007 are the same as those discussed for the respective six month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Net earnings were $173.4 million ($1.49 per diluted share) in the first half of 2008 compared to $197.9 million ($1.69 per diluted share) in the same period of 2007. The decrease in year-to-date earnings primarily related to the aggregate of the investment-related items described below, which caused our 2008 earnings to be $49.0 million pretax ($31.9 million after-tax) less than our 2007 earnings. Net earnings decreased to $92.3 million ($0.80 per diluted share) in the second quarter of 2008 from $101.2 million ($0.86 per diluted share) in the second quarter of 2007. The same items described below caused our 2008 second quarter earnings to be $18.3 million pretax ($11.9 million after-tax) less than our 2007 second quarter earnings. The losses from our trading securities and alternative investments were a direct result of general market conditions in 2008.
•	Our trading portfolio had losses of $11.7 million in 2008, compared to gains of $8.3 million in 2007. There were losses of $2.7 million in the second quarter of 2008, compared to gains of $6.1 million in the second quarter of 2007. These gains and losses are reported in other operating income. We discontinued the active trading of securities in late 2006 and sold the majority of the remaining two stocks in the second quarter of 2008.

•	We sold strategic investments in 2008 and 2007 and realized gains of $9.2 million and $21.6 million, respectively. The second quarter gains were $9.2 million in 2008 and $10.8 million in 2007. These gains are reported in other operating income.

•	Our alternative investments generated $2.4 million of losses in 2008, compared to $12.6 million of income in 2007. These investments generated $1.2 million of losses in the second quarter of 2008, compared to $5.0 million of income in the second quarter of 2007. The related income or loss is included in net investment income.

•	We recognized other-than-temporary impairments of $1.6 million in our available for sale securities portfolio in the second quarter of 2008, which we recorded in net realized investment loss. There were no such impairments recorded in 2007.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net earned premium	86.1%	83.3%	85.3%	83.2%
Fee and commission income	5.3	5.3	5.2	5.2
Net investment income	8.2	8.2	8.0	8.2
Net realized investment loss	(0.1)	(0.1)	(0.3)	—
Other operating income	0.5	3.3	1.8	3.4

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	51.3	50.7	51.0	51.0
Policy acquisition costs, net	16.2	14.6	16.1	14.4
Other operating expense	10.1	9.3	9.7	9.0
Interest expense	0.7	0.4	0.6	0.2

Earnings before income tax expense	21.7	25.0	22.6	25.4
Income tax expense	6.8	8.4	7.0	8.4

Net earnings	14.9%	16.6%	15.6%	17.0%

Total revenue of $1.2 billion in 2008 decreased 3%, or $30.2 million, compared to 2007, principally due to the investment-related activity described above. Revenue was flat quarter-over-quarter since higher net earned premium offset the investment-related reductions described above.
Our gross written premium, net written premium and net earned premium are detailed below. Gross written premium increased primarily from growth in our diversified financial products and other specialty lines of business and our recent acquisitions. Net written premium increased for the same reasons, as well as higher retentions and lower reinsurance costs. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Gross written premium	$1,274,592	$1,264,702	$691,593	$665,601
Net written premium	1,060,797	1,030,785	567,150	533,820
Net earned premium	1,000,156	991,986	506,610	494,386

Fee and commission income declined slightly in 2008. The table below shows the source of our fee and commission income.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Agency	$43,818	$45,133	$21,534	$21,777
Insurance companies	17,945	18,128	9,230	9,359

Fee and commission income	$61,763	$63,261	$30,764	$31,136

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Fixed income securities
Taxable	$47,322	$41,488	$24,870	$21,476
Exempt from U.S. income taxes	37,974	28,908	19,502	14,913

Total fixed income securities	85,296	70,396	44,372	36,389
Short-term investments	13,571	18,022	4,979	8,349
Alternative investments	(2,414)	12,569	(1,209)	5,049
Other investments	498	—	231	—

Total investment income	96,951	100,987	48,373	49,787
Investment expense	(2,081)	(2,823)	(1,124)	(1,090)

Net investment income	$94,870	$98,164	$47,249	$48,697

Net investment income decreased in 2008 due to losses from our alternative investments, primarily fund-of-fund hedge fund investments, which were impacted by generally poor equity and debt market conditions. Investment income on our fixed income securities increased 21% due to higher fixed income investments, which increased to $4.1 billion at June 30, 2008 compared to $3.4 billion at June 30, 2007. The growth in fixed income securities resulted primarily from cash flow from operations, the increase in net loss reserves particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims, and our shift away from short-term investments as short-term interest rates declined in 2008. Average yields on our short-term investments decreased to 4.1% in 2008 from 5.1% in 2007, while our fixed income tax equivalent yield was 5.3% in both years. We continue to invest most of our funds in fixed income securities.
At June 30, 2008, the net unrealized loss on our fixed income securities portfolio was $34.1 million, compared to an unrealized gain of $25.0 million at December 31, 2007. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates principally due to changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The net unrealized loss on our fixed income securities portfolio at July 31, 2008 was $35.0 million.
Information about our portfolio of fixed income securities is as follows:

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Average fixed income yield*	4.4%	4.5%	4.4%	4.3%
Average fixed income tax equivalent yield*	5.3%	5.3%	5.3%	5.1%
Weighted average maturity	7.0 years	7.0 years
Weighted average duration	5.0 years	4.9 years
Average rating on fixed income securities	AA+	AAA

*	Excluding realized and unrealized gains and losses.

At June 30, 2008, within our portfolio of fixed income securities, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $774.2 million. Within our residential MBS/CMO portfolio, $665.4 million of bonds are backed by U.S. government agencies, while $95.6 million, $10.1 million and $3.1 million of bonds are collateralized by prime, Alt A and subprime mortgages, respectively. The underlying mortgages on our $13.2 million of subprime-related securities (i.e. those collateralized by Alt A and subprime mortgages) were issued in the following years: 2002 — $2.4 million; 2003 — $3.0 million; 2004 — $0.2 million; 2005 — $0.8 million; 2006 — $2.9 million and 2007 — $3.9 million. At June 30, 2008, the subprime-related securities had an unrealized loss of $0.8 million, all were current as to principal and interest, and two had an other-than-temporary impairment loss totaling $1.2 million, which we recognized in the second quarter of 2008. These subprime-related securities have an average rating of AAA and a weighted average life of approximately 4.0 years. Our subprime-related securities represented 1.7% of our asset-backed and mortgage-backed securities portfolio and 0.3% of our total fixed income securities portfolio. At June 30, 2008, we held a commercial MBS portfolio with a fair value of $190.0 million, an average rating of AAA, and a weighted average life of approximately 5.2 years. We also held $60.8 million of bonds, with an unrealized gain of $0.8 million, and $7.1 million of preferred stock, with an unrealized loss of $0.8 million, issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac). We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs).
Other operating income, detailed in the table below, was substantially lower year-over-year and quarter-over-quarter. The market value of our two trading securities declined in 2008, consistent with recent market conditions. We sold all our shares of one security and approximately half our shares of the other security in the second quarter of 2008. We also realized more gains from the sales of strategic investments in 2007 than in 2008. In the second quarter of 2008, we entered into an agreement to provide reinsurance coverage for certain mortgage guaranty contracts. We recorded this contract using the deposit method of accounting, whereby all consideration received is initially recorded as a deposit liability. We are reporting the change in the deposit liability as a component of other operating income. Period to period comparisons of our other operating income may vary substantially, depending on the earnings generated by new transactions or investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Strategic investments	$12,164	$23,237	$11,251	$11,578
Trading securities	(11,727)	8,274	(2,699)	6,093
Financial instruments	2,782	2,693	1,446	1,506
Contract using deposit accounting	302	—	302	—
Other	2,480	4,481	647	923

Other operating income	$6,001	$38,685	$10,947	$20,100

Loss and loss adjustment expense decreased in 2008 compared to 2007, primarily due to changes in development on prior years’ losses. Our current accident year loss ratio was higher for 2008, but most of this effect was offset by the positive impact of re-underwriting business acquired in late 2006 and a change in the mix of our lines of business to those with a lower loss ratio. Policy acquisition costs increased 8% in 2008, primarily due to growth in net earned premium and the mix of business. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense increased 5% in the first six months and 8% in the second quarter of 2008, compared to the same prior year period. The increases primarily related to compensation and other operating expenses of acquired subsidiaries. The year-to-year increase benefited from substantially lower professional fees and legal costs related to our 2006 stock option matter, which we incurred in early 2007. We had 1,771 employees at June 30, 2008 compared to 1,631 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was 31.4% for 2008, compared to 33.5% for 2007. The lower rate in 2008 relates to the increased benefit from more tax-exempt investment income.
Segments
Insurance Company Segment
Net earnings of our insurance company segment were relatively flat between years. Our combined ratio was 83.9% for the first six months of 2008 compared to 84.0% in the same period of 2007. Even though there is pricing competition in certain of our markets, our underwriting margin remains at an acceptable level of profitability due to our underwriting discipline and risk selection.

Premium
Total gross written premium was relatively flat in 2008 compared to 2007, although there were offsetting changes in our lines of business. Premium increased due to the business we acquired in 2008 and decreased due to the competitive market pressure. We elected to write less premium in 2008 in certain lines affected by competition and the resulting softening of market rates if, in matching competitors’ lower rates, the business would be unprofitable for us. In some lines of business, we have written the same exposure as in 2007 but at lower, albeit profitable, rates. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased to 83% in 2008 from 82% in 2007 since we increased retention in several lines of business.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2008

Diversified financial products	$483,306	$407,146	84%	$390,083
Group life, accident and health	418,284	399,829	96	387,800
Aviation	96,629	69,880	72	69,712
London market account	122,798	80,096	65	53,395
Other specialty lines	148,936	99,161	67	94,426
Discontinued lines	4,639	4,685	nm	4,740

Totals	$1,274,592	$1,060,797	83%	$1,000,156

Six months ended June 30, 2007

Diversified financial products	$472,402	$379,715	80%	$385,851
Group life, accident and health	405,174	383,948	95	384,640
Aviation	106,093	77,843	73	77,091
London market account	149,222	93,969	63	64,499
Other specialty lines	132,276	95,741	72	80,335
Discontinued lines	(465)	(431)	nm	(430)

Totals	$1,264,702	$1,030,785	82%	$991,986

Three months ended June 30, 2008

Diversified financial products	$271,942	$226,645	83%	$197,906
Group life, accident and health	207,750	197,454	95	195,354
Aviation	51,801	37,534	72	34,719
London market account	81,862	51,068	62	26,305
Other specialty lines	73,593	49,758	68	47,580
Discontinued lines	4,645	4,691	nm	4,746

Totals	$691,593	$567,150	82%	$506,610

Three months ended June 30, 2007

Diversified financial products	$260,149	$207,923	80%	$193,337
Group life, accident and health	202,268	191,522	95	192,224
Aviation	54,430	38,240	70	37,747
London market account	81,087	48,837	60	30,603
Other specialty lines	67,781	47,420	70	40,597
Discontinued lines	(114)	(122)	nm	(122)

Totals	$665,601	$533,820	80%	$494,386

nm — Not meaningful comparison

The changes in year-to-date premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — Premium increased from growth in our credit business. Increased quota share retentions on our U.S. professional indemnity and employment practices liability businesses in 2008 added to net written premium and the retention rate. Premium volume in our other major products was stable, although pricing for these products is down slightly.

•	Group life, accident and health — The increase in premium is from our acquisition of MultiNational Underwriters in 2008, for which we use one of our managed Lloyd’s syndicates as the issuing carrier. The profit margin on our medical stop-loss business remains at an acceptable level despite competition, principally from the fully insured market.

•	Aviation — Our aviation premium volume is down due to competition. Margins on the decreased premium volume are lower, but still acceptable.

•	London market account — Gross premium levels are lower in the first half of 2008, but flat quarter-over-quarter. In 2008, we discontinued writing our marine excess of loss book of business, which was predominantly written in the first quarter of each year, due to unacceptable competitive rates. In addition, we have written other business in 2008 at lower, but still profitable, rates. The net impact of these changes was moderated by reduced reinsurance spending. Rates have softened due to benign catastrophe activity in the past two years, which has resulted in low London market loss ratios for catastrophe exposed business.

•	Other specialty lines — We experienced growth in our other specialty lines of business from an increase in our Lloyd’s syndicate participation and increased writings of several products. Markets for these products are competitive and rates are down slightly. The decrease in average retention is due to the change in mix of business in this line. Future gross and net written premium will be reduced as an assumed quota share contract has ended.
Losses and Loss Adjustment Expenses
Our net redundant (adverse) development relating to prior year losses included in net incurred loss and loss adjustment expense was $14.4 million in the first six months of 2008 compared to $(3.6) million in the first six months of 2007. We had net redundancy of $9.3 million in the second quarter of 2008, compared to net adverse development of $3.4 million in the second quarter of 2007. The redundant development in 2008 primarily resulted from the re-estimation of our net exposure for certain case basis reserves and reserve reductions in our diversified financial products line of business on the 2004 and 2005 underwriting years and in our London market account for 2005 and prior accident years. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ (D&O) and professional indemnity liability coverage for public and private companies and not-for-profit organizations. The majority of our D&O business is written on an excess of loss basis with high attachment points. The majority of our professional indemnity business generally has limits of up to $1 million. Our D&O and professional indemnity insurance is on a claims made basis, with defense costs included in the limits. Our in-force D&O business provides coverage for certain financial institutions, some of which have potential exposure to shareholder lawsuits due to recent subprime and credit market related issues. Certain of these financial institutions purchased “Side A only” coverage, which pays for covered defense costs and settlements or judgments arising from claims brought against directors and officers if, for some reason, the company does not or cannot indemnify a director or officer for such costs. We continue to closely monitor our D&O and professional indemnity exposure to subprime issues. At June 30, 2008, we had nine “Side A only” and 38 “non-Side A only” D&O and professional indemnity subprime-related claims.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of June 30, 2008.

Our year-to-date gross loss ratio was 64.7% in 2008 and 60.0% in 2007, increasing primarily due to higher gross losses in our London market account and discontinued lines of business. There was no similar increase in our 2008 net loss ratio due to substantial reinsurance on these losses. The following table provides comparative net loss ratios by line of business.

	Six months ended June 30,				Three months ended June 30,
	2008		2007		2008		2007
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$390,083	45.8%	$385,851	43.0%	$197,906	45.4%	$193,337	40.4%
Group life, accident and health	387,800	74.2	384,640	76.9	195,354	73.9	192,224	78.3
Aviation	69,712	62.2	77,091	54.5	34,719	66.9	37,747	59.1
London market account	53,395	35.5	64,499	63.7	26,305	37.8	30,603	70.8
Other specialty lines	94,426	67.7	80,335	69.4	47,580	68.5	40,597	69.0
Discontinued lines	4,740	nm	(430)	nm	4,746	nm	(122)	nm

Totals	$1,000,156	59.6%	$991,986	60.9%	$506,610	59.8%	$494,386	61.3%

Expense Ratio		24.3		23.1		24.3		22.6

Combined Ratio		83.9%		84.0%		84.1%		83.9%

nm — Not meaningful comparison
The changes in net loss ratios between periods resulted principally from the following factors:
•	Diversified financial products — The 2007 periods had more redundant development than comparable 2008 periods. The growth in our surety business, which has a lower loss ratio than other businesses in this line, mitigated the increase in the 2008 loss ratios.

•	Group life, accident and health — The net loss ratio was higher in 2007 on the business acquired in the Health Products Division acquisition in late 2006. As the business has been re-underwritten, the loss ratio has declined. The 2007 periods also included some negative development from prior year losses.

•	Aviation — The second quarter of 2008 had higher losses.

•	London market account — During 2008, the net loss ratio benefited from redundant development, compared to adverse development in 2007.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,342,800	$2,108,961	$2,429,355	$2,136,517
Assumed book of business — Lloyd’s syndicate	29,053	—	—	—
Incurred loss and loss adjustment expense:
Current accident year	610,325	600,129	312,172	299,904
All prior accident years	(14,398)	3,634	(9,271)	3,387

Incurred loss and loss adjustment expense	595,927	603,763	302,901	303,291
Loss and loss adjustment expense payments	(491,529)	(485,908)	(256,005)	(212,992)

Net reserves for loss and loss adjustment expense payable at end of period	$2,476,251	$2,226,816	$2,476,251	$2,226,816

Net paid loss ratio	49.1%	49.0%	50.5%	43.1%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in the second quarter of 2008 due to the volatility of claims payments on the London market account.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $188.1 million in the first six months of 2008 from $174.5 million in the first six months of 2007, primarily due to growth in net earned premium. Policy acquisition costs as a percentage of net earned premium increased to 18.8% in 2008 from 17.6% in 2007 due to a change in the mix of business. Net earned premium has grown in our surety and credit businesses, which have higher acquisition costs. The GAAP expense ratio of 24.3% in 2008 increased in comparison to 23.1% in 2007 for the same reasons.
Agency Segment
Revenue from our agency segment decreased to $85.4 million in the first half of 2008 from $86.2 million in 2007 primarily due to lower interest income from short-term investments. Segment net earnings decreased in the first half of 2008 to $10.2 million from $14.3 million in 2007 due to higher interest expense from an acquisition in 2008 and higher operating expenses.
Other Operations Segment
Our other operations segment recognized net earnings of $0.9 million in 2008 compared to net earnings of $24.2 million in 2007. The reduction was due to lower income from strategic investments and losses from our trading securities, discussed in the Results of Operations section above. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments and activity in trading securities.
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

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations. Our cash provided by operating activities has been strong in recent years due to:
•	our increasing net earnings,

•	growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions,

•	commutations of selected reinsurance agreements, and

•	expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.
The components of our net operating cash flows are detailed in the following table.

	Six months ended June 30,		Three months ended June 30,
	2008	2007	2008	2007
Net earnings	$173,438	$197,862	$92,337	$101,172
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(127,437)	(12,932)	(80,006)	(5,086)
Change in unearned premium, net	64,074	41,633	61,135	42,365
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	146,046	200,558	51,530	72,846
Change in trading portfolio	42,574	4,865	33,512	(6,093)
Other, net	(68,256)	(31,686)	(63,869)	(35,215)

Cash provided by operating activities	$230,439	$400,300	$94,639	$169,989

Cash received from commutations, included in cash provided by operating activities, totaled $7.5 million for the first six months of 2008 and $101.0 million for the same period of 2007. Excluding commutations, there was a decrease in cash provided by operating activities as a result of the timing of the collection of receivables and payment of payables, net of the positive cash flow from the liquidation of the majority of our trading portfolio.
Our combined cash position and investment portfolio increased by $78.2 million during 2008 to a total of $4.8 billion at June 30, 2008. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Our debt to total capital ratio was 12.6% at June 30, 2008 and 11.7% at December 31, 2007.
On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of the Company’s philosophy of building long-term shareholder value. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time. Repurchases under the plan will be subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate the Company to purchase any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the second quarter of 2008, we repurchased 120,000 shares of our common stock for $2.6 million in the open market. Through July 31, 2008, we have repurchased 1.1 million shares of our common stock for $21.9 million.
Our 1.30% Convertible Notes are subject to redemption anytime after April 1, 2009, or holders may require us to repurchase the Notes on April 1, 2009, 2014 or 2019 or if a change in control of the Company occurs on or before April 1, 2009. We expect to use our Revolving Loan Facility to fund any Notes redeemed or repurchased.
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
SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the following three-level hierarchy established by SFAS 157:
•	Level 1 — Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 — Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 — Inputs are unobservable and not corroborated by market data.
Our Level 1 instruments are primarily U.S. Treasuries and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value,
Our Level 2 instruments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at June 30, 2008. We measure fair value for the majority of our Level 2 instruments using quoted prices of securities with similar characteristics. The remaining instruments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures. To validate quoted and modeled prices, we perform various procedures, including evaluation of the underlying methodologies, analysis of recent sales activity, if any, and analytical review of our fair values against current market prices and trends.
Our Level 3 securities include certain fixed income securities, a former short-term investment with extended repayment terms and two insurance contracts that we account for as derivatives. Fair value is based on internally developed models that use our assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.
We have excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $164.7 million at June 30, 2008.

The following table presents our assets and liabilities that are measured at fair value as of June 30, 2008.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$89,718	$3,970,846	$7,459	$4,068,023

Short-term investments	204	—	—	204

Other investments	17,011	—	1,847	18,858

Other assets	—	—	19,582	19,582

Total assets measured at fair value	$106,933	$3,970,846	$28,888	$4,106,667

Accounts payable and accrued liabilities	$—	$3,665	$—	$3,665

Total liabilities measured at fair value	$—	$3,665	$—	$3,665

The following table presents the changes in fair value of our Level 3 category during 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total
Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(239)	(3,658)	—	(3,897)

Other-than-temporary impairment loss — realized	(203)	—	—	(203)

Gains and (losses) — unrealized	(262)	13	2,778	2,529

Net transfers in/out of Level 3	540	—	—	540

Balance at June 30, 2008	$7,459	$1,847	$19,582	$28,888

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.
At June 30, 2008, our Level 3 financial instruments represented approximately 0.7% of our total assets that are measured at fair value. During the second quarter of 2008, one bond valued at $5.4 million transferred into Level 3 and one bond valued at $4.9 million transferred out of Level 3 based on changes in the availability of observable market information for these securities. During 2008, the Level 3 asset balance was reduced due to cash receipts for returned principal on certain investments. We believe that our expected future cash receipts from our Level 3 financial instruments will equal or exceed their fair value at June 30, 2008.
We classified our residential MBS/CMO portfolio, substantially all of which is either backed by U.S. government agencies or collateralized by prime mortgages, as Level 2 assets because the fair value of the securities is derived from industry-standard models using observable market-based data. These securities have an average rating of AAA and a weighted average life of approximately 6.1 years. Although these securities are subject to fluctuations in fair value due to recent and potential future events in the credit and mortgage markets, we believe that we will not have any significant loss of principal related to these securities. If their fair value decreases in the future due to changes in our fair value inputs or assumptions, we believe our operating cash flows, other investments and other sources of liquidity described above are sufficient to meet our operating needs.

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
The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 will be effective January 1, 2009, and early adoption is not permitted. We are evaluating the impact SFAS 141(R) and SFAS 160 will have on our consolidated financial statements.
The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.
The FASB has issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. The pronouncement, which is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt APB 14-1 for our Convertible Notes, and we are assessing the impact adoption will have on our consolidated financial statements.
The FASB has issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting, which must be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt EITF 03-6-1 for our restricted stock, and we are assessing the impact adoption will have on our consolidated financial statements.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2008.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
Based on a voluntary independent investigation by a Special Committee of the Board of Directors in 2006 of our past practices related to granting stock options, we determined that the price on the actual measurement date for a number of our stock option grants from 1997 through 2005 and into 2006 did not correspond to the price on the stated grant date and that certain option grants were retroactively priced. The investigation was conducted with the help of a law firm that was not previously involved with our stock option plans and procedures. The Special Committee completed the investigation on November 16, 2006. Based upon the Special Committee’s recommendations, the Board of Directors took specific actions. The SEC commenced an informal inquiry upon notification by us of the initiation of our investigation. We provided the results of our internal review and independent investigation to the SEC, and we responded to requests from the SEC for documents and additional information. In March 2007, the SEC issued a formal order directing a private investigation. We fully cooperated with the investigation. In July 2008, the Company reached a settlement with the SEC by consenting to the entry of a permanent injunction against future violations of the reporting, books and records, and internal controls provisions of the federal securities laws. The Company neither admitted nor denied the allegations contained in the SEC’s complaint. The SEC did not allege fraud claims and did not seek a monetary penalty against the Company based in part on our remedial measures and extraordinary cooperation in the SEC’s investigation.
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes over contractual relationships with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
In addition to the litigation discussed above, the following lawsuit, relating to the outcome of our stock option investigation, was settled in the second quarter of 2008:
Civil Action No. 07-0801; In re HCC Insurance Holdings, Inc. Securities Litigation; In the United States District Court for the Southern District of Texas, Houston Division (formerly referred to as Bristol County Retirement System, individually and on behalf of all others similarly situated v. HCC Insurance Holdings, Inc. et al.). This action was filed on March 8, 2007. We were named as a defendant in this putative class action along with certain current and former officers and directors. On February 7, 2008, the parties reached an agreement to settle the case and proposed the settlement to the Court for approval. The terms of the settlement, which included no admission of liability or wrongdoing by the Company or any other defendants, provided for a full and complete release of all claims in the litigation and payment of $10.0 million into a settlement fund. At a hearing on April 17, 2008, the Court gave preliminary approval of the proposed settlement. At a hearing on July 17, 2008, the Court gave final approval for the settlement and entered final judgment, concluding the matter. The $10.0 million was paid by our directors’ and officers’ liability insurers.

Item 1A. Risk Factors
In view of the recent settlement with the SEC relating to matters arising out of our stock option granting procedures, as more fully described in Item 8.01 in our Form 8-K filed on July 22, 2008, the following risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2007 is no longer applicable:
“The SEC’s inquiry related to our stock option granting procedures is ongoing, and the scope and outcome could have a negative impact on the price of our securities and on our business.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Approximate Dollar
			Total Number of Shares	Value of Shares that
			Purchased as Part of	May Yet Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid Per Share	Plans or Programs	Programs
June 1 — June 30, 2008	120,000	$21.52	120,000	$97,417,000
On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases under the plan will be subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate the Company to purchase any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. As of June 30, 2008, we had repurchased 120,000 shares of our common stock in the open market pursuant to our repurchase program.
Item 4. Submission of Matters to a Vote of Security Holders
On May 14, 2008, we held our 2008 Annual Meeting of Shareholders. At such time, the following items were submitted to a vote of shareholders through the solicitation of proxies.
a.	Election of Directors

The following persons were elected to serve on the Board of Directors until the 2009 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

Name	For	Votes Withheld
Frank J. Bramanti	91,755,350	11,561,698
Patrick B. Collins	88,768,261	14,548,787
J. Robert Dickerson	88,205,959	15,111,089
Walter M. Duer	91,649,558	11,667,490
Edward H. Ellis, Jr.	87,162,974	16,154,074
James C. Flagg, Ph.D.	90,663,462	12,653,586
Allan W. Fulkerson	89,443,412	13,873,636
John N. Molbeck, Jr.	91,755,993	11,561,055
James E. Oesterreicher	88,947,441	14,369,607
Michael A. F. Roberts	88,047,759	15,269,289
Christopher Williams	92,141,009	11,176,039
Scott W. Wise	92,926,357	10,390,691
b.	Adoption of the 2008 Flexible Incentive Plan

Shareholders were requested to approve the adoption of the 2008 Flexible Incentive Plan. The Plan was approved by the shareholders, who voted as follows: 82,775,829 shares in favor, 14,035,256 against, 89,896 abstained, and 6,416,068 broker non-votes.

c.	Ratification of PricewaterhouseCoopers LLP

Shareholders were requested to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ended December 31, 2008. Such appointment was approved by the shareholders, who voted as follows: 102,525,426 shares in favor, 761,747 against, and 29,871 abstained.

d.	Vote on Shareholder Proposal

Shareholders were requested to vote on a shareholder proposal requesting that management implement equal employment opportunity policies regarding sexual orientation. The proposal was rejected by the shareholders, who voted as follows: 48,828,263 shares in favor, 43,717,873 against, 4,354,846 abstained, and 6,416,067 broker non-votes. For the proposal to pass under Delaware law, the shares in favor must exceed 50% of the total shares present at the meeting, in person or by proxy, and entitled to vote (103,317,049, in this case).

e.	Vote on Shareholder Proposal

Shareholders were requested to vote on a shareholder proposal requesting that the Board of Directors initiate a process to amend the Company’s bylaws to establish an engagement process with the proponents of shareholder proposals that are supported by a majority of the votes cast, excluding abstentions and broker non-votes. The proposal was rejected by the shareholders, who voted as follows: 20,109,275 shares in favor, 76,503,921 against, 287,785 abstained, and 6,416,068 broker non-votes.
Item 5. Other Matters
As disclosed in Item 4 above, at the Annual Meeting of Shareholders held on May 14, 2008, our shareholders approved the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. A summary of the material terms of the plan is contained in our definitive proxy statement filed with the Securities and Exchange Commission on April 11, 2008 and is incorporated herein by reference. The plan summary is qualified in its entirety by the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (filed as Appendix A to our definitive proxy statement filed with the Securities and Exchange Commission on April 11, 2008).
Item 6. Exhibits
a. Exhibits
31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

August 7, 2008	/s/ Frank J. Bramanti

(Date)	Frank J. Bramanti, Chief Executive Officer

August 7, 2008	/s/ Edward H. Ellis, Jr.

(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer