Form 10-Q
period 2008-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2008-11-07
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarter Ended September 30, 2008.

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
On October 31, 2008, there were approximately 114.7 million shares of common stock, $1.00 par value outstanding.

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
Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our increased retention of risk, which could expose us to greater potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital in the future;

•	attraction and retention of qualified employees;

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	impairment of goodwill;

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems; and

•	change of control.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2008	2007
ASSETS

Investments:
Fixed income securities — available for sale, at fair value (amortized cost: 2008 — $3,933,576; 2007 — $3,641,667)	$3,835,514	$3,666,705
Fixed income securities — held to maturity, at amortized cost (fair value: 2008 — $100,129)	99,167	—
Short-term investments, at cost, which approximates fair value	751,611	783,650
Other investments	135,517	221,922

Total investments	4,821,809	4,672,277
Cash	20,244	39,135
Restricted cash and cash investments	198,832	193,151
Premium, claims and other receivables	815,770	763,401
Reinsurance recoverables	1,076,421	956,665
Ceded unearned premium	238,563	244,684
Ceded life and annuity benefits	64,719	66,199
Deferred policy acquisition costs	197,026	192,773
Goodwill	834,740	776,046
Other assets	181,358	170,314

Total assets	$8,449,482	$8,074,645

LIABILITIES

Loss and loss adjustment expense payable	$3,505,122	$3,227,080
Life and annuity policy benefits	64,719	66,199
Reinsurance balances payable	125,494	129,838
Unearned premium	985,062	943,946
Deferred ceding commissions	62,854	68,968
Premium and claims payable	399,834	497,974
Notes payable	374,714	324,714
Accounts payable and accrued liabilities	384,226	375,561

Total liabilities	5,902,025	5,634,280

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued: 2008 — 116,188; 2007 — 115,069 and outstanding: 2008 — 115,129; 2007 — 115,069)	116,188	115,069
Additional paid-in capital	854,174	831,419
Retained earnings	1,638,691	1,445,995
Accumulated other comprehensive income (loss)	(39,726)	47,882
Treasury stock, at cost (shares: 2008 — 1,059)	(21,870)	—

Total shareholders’ equity	2,547,457	2,440,365

Total liabilities and shareholders’ equity	$8,449,482	$8,074,645

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

REVENUE

Net earned premium	$1,505,128	$1,484,908	$504,972	$492,922
Fee and commission income	99,558	105,995	37,795	42,734
Net investment income	130,832	148,053	35,962	49,889
Net realized investment gain (loss)	(18,790)	(601)	(17,238)	23
Other operating income (loss)	10,829	35,611	4,828	(3,074)

Total revenue	1,727,557	1,773,966	566,319	582,494

EXPENSE

Loss and loss adjustment expense, net	920,433	885,547	324,506	281,784
Policy acquisition costs, net	284,695	267,778	96,582	93,251
Other operating expense	174,420	169,226	57,702	58,118
Interest expense	11,517	7,166	3,750	2,767

Total expense	1,391,065	1,329,717	482,540	435,920

Earnings before income tax expense	336,492	444,249	83,779	146,574
Income tax expense	104,001	148,462	24,726	48,649

Net earnings	$232,491	$295,787	$59,053	$97,925

Basic earnings per share data:

Net earnings per share	$2.02	$2.63	$0.51	$0.87

Weighted average shares outstanding	115,164	112,295	114,812	112,652

Diluted earnings per share data:

Net earnings per share	$2.01	$2.54	$0.51	$0.84

Weighted average shares outstanding	115,944	116,577	115,418	116,323

Cash dividends declared, per share	$0.345	$0.310	$0.125	$0.110

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Nine months ended September 30, 2008
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income (loss)	stock	equity
Balance at December 31, 2007	$115,069	$831,419	$1,445,995	$47,882	$—	$2,440,365

Net earnings	—	—	232,491	—	—	232,491

Other comprehensive loss	—	—	—	(87,608)	—	(87,608)

Comprehensive income						144,883

Issuance of 786 shares for exercise of options, including tax benefit of $765	786	13,098	—	—	—	13,884

Stock-based compensation	333	9,657	—	—	—	9,990

Purchase of 1,059 treasury shares	—	—	—	—	(21,870)	(21,870)

Cash dividends declared, $0.345 per share	—	—	(39,795)	—	—	(39,795)

Balance at September 30, 2008	$116,188	$854,174	$1,638,691	$(39,726)	$(21,870)	$2,547,457

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Cash flows from operating activities:
Net earnings	$232,491	$295,787	$59,053	$97,925
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	22,705	63,737	66,329	33,696
Change in reinsurance recoverables	(119,825)	122,472	(46,013)	27,851
Change in ceded unearned premium	6,121	(27,925)	(2,931)	(6,676)
Change in loss and loss adjustment expense payable	278,156	169,541	58,298	63,604
Change in reinsurance balances payable	(4,344)	(10,512)	5,601	(9,639)
Change in unearned premium	41,162	46,813	(13,860)	(16,069)
Change in premium and claims payable, net of restricted cash	(105,135)	(73,679)	(31,267)	(31,579)
Change in current income taxes payable	(10,104)	21,754	(2,794)	36,444
Change in trading portfolio	49,091	14,126	6,517	9,261
Stock-based compensation expense	9,990	9,191	3,193	2,802
Depreciation and amortization expense	10,436	11,625	3,612	3,764
(Gain) loss on investments	26,367	(35,557)	31,559	(1,994)
Other, net	(35,936)	7,486	33,439	5,169

Cash provided by operating activities	401,175	614,859	170,736	214,559

Cash flows from investing activities:
Sales of fixed income securities	421,677	221,822	184,799	47,104
Maturity or call of fixed income securities	255,439	234,435	73,029	76,314
Cost of securities acquired	(1,124,969)	(1,011,747)	(199,276)	(274,874)
Change in short-term investments	33,665	(10,189)	(222,899)	15,825
Proceeds from sales of other investments	31,537	—	543	—
Proceeds from sales of strategic investments	22,818	42,997	—	3,181
Payments for purchase of subsidiaries, net of cash received	(73,996)	(53,687)	(1,627)	(2,006)
Other, net	(3,203)	(7,079)	1,482	(1,723)

Cash used by investing activities	(437,032)	(583,448)	(163,949)	(136,179)

Cash flows from financing activities:
Advances on line of credit	106,000	62,000	31,000	—
Payments on line of credit and notes payable	(56,000)	(56,363)	(26,000)	(43,476)
Sales of common stock	13,884	19,337	4,016	2,915
Purchase of treasury shares	(21,870)	—	(21,870)	—
Dividends paid	(38,061)	(33,630)	(12,721)	(11,249)
Other, net	13,013	(4,514)	11,903	(1,970)

Cash provided (used) by financing activities	16,966	(13,170)	(13,672)	(53,780)

Net increase (decrease) in cash	(18,891)	18,241	(6,885)	24,600

Cash at beginning of period	39,135	48,290	27,129	41,931

Cash at end of period	$20,244	$66,531	$20,244	$66,531

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
Significant Accounting and Reporting Policies
We reported Significant Accounting and Reporting Policies in our Annual Report on Form 10-K for the year ended December 31, 2007. The following are new or revised disclosures related to Investments and Reinsurance.
Investments
We classify our fixed income securities as either “available for sale” or “held to maturity.” Our available for sale securities are reported at fair value, based on quoted market prices of these securities or, when such prices are not available in inactive markets, based on management’s internal assumptions about future cash flows with risk-adjusted discount rates. Our held to maturity portfolio includes securities for which the Company has the ability and intent to hold the securities to maturity or redemption; these securities are reported at amortized cost. The change in unrealized gain or loss on our available for sale securities is recorded as a component of other comprehensive income, net of the related deferred income tax effect. For available for sale securities denominated in currencies other than the U.S. dollar, the change in unrealized gain or loss includes the effect of exchange rate fluctuations. Similar exchange rate fluctuations related to held to maturity securities are recorded through income. We purchase the majority of our available for sale fixed income securities with the intent to hold them to maturity, but they may be sold prior to maturity if market conditions or credit-related risk warrant or if our investment policies dictate in order to maximize our investment yield.
During the third quarter of 2008, we transferred $108.9 million of bonds denominated in British pound sterling (GBP) from our available for sale portfolio to a new held to maturity portfolio. We are holding these GBP bonds to hedge the foreign exchange risk associated with insurance claims that we will pay in GBP.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Reinsurance
One assumed residential mortgage guaranty reinsurance contract, which we determined does not transfer significant underwriting risk, is accounted for using the deposit method of accounting. In catastrophic or unforeseen circumstances, it is possible we could incur financial losses on this contract. We record all consideration received under the contract as a deposit liability, rather than as net earned premium and loss and loss adjustment expense. We use actuarial information to estimate both our liability under the contract and the appropriate rates to decrease the liability over the term of the contract. We report income from this contract, net of any losses, as other operating income in our consolidated statements of income.
Acquisition and Goodwill
On January 2, 2008, we acquired MultiNational Underwriters, LLC, an underwriting agency located in Indianapolis, Indiana, for $42.7 million in cash and a possible additional earnout depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance. The results of operations of MultiNational Underwriters were included in our condensed consolidated financial statements beginning on the effective date of the transaction. We valued all identifiable assets and liabilities at fair value and allocated $37.3 million to goodwill in our purchase price allocation. When the conditions for the earnout have been satisfied under the purchase agreement, we will record a liability to the former owners with an offsetting increase to goodwill. The goodwill will be deductible for United States Federal income tax purposes.
When we complete an acquisition, the related goodwill is allocated to our reporting units based on their respective share of estimated future cash flows from the acquired entity. We allocated $19.0 million and $18.3 million of the MultiNational Underwriters, LLC goodwill to reporting units in our insurance company and agency segments, respectively. During the second quarter of 2008, we transferred $27.3 million of goodwill from our agency segment to our insurance company segment, based on a reorganization that shifted cash flows from a reporting unit in our agency segment to reporting units in our insurance company segment.
Income Tax
For the nine months ended September 30, 2008 and 2007, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest and state income taxes.
Stock-Based Compensation
During 2008, we granted the following shares of restricted stock and stock options for the purchase of shares of our common stock. The restricted stock and stock options will be expensed over the vesting period.

		Weighted Average
	Number of	Grant Price or		Vesting
	Shares	Exercise Price	Fair Value	Period

Restricted stock	455	$23.92	$10,890	3-4 years
Stock options	538	$23.19	$2,135	5 years

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
The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.
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
(2) FAIR VALUE MEASUREMENTS
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 also established a hierarchy that prioritizes the input used to measure fair value into three levels, as described below. Our adoption of SFAS 157 did not impact our 2008 or prior years’ consolidated financial position, results of operations or cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3) to be effective immediately, including prior periods for which financial statements have not been issued. FSP FAS 157-3 clarifies SFAS 157 with respect to the fair value measurement of a security when the market for that security is inactive. Our adoption of FSP FAS 157-3 in the third quarter of 2008 did not have a material effect on our consolidated financial position, results of operations or cash flows.
In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the three-level hierarchy established by SFAS 157:
•	Level 1 — Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 — Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 — Inputs are unobservable and not corroborated by market data.
Our Level 1 investments are primarily U.S. Treasuries and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at September 30, 2008. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. We use data provided by our third party investment managers to value the remaining Level 2 investments. In the third quarter of 2008, we did not apply the criteria of FSP FAS 157-3, since no markets for our investments were judged to be inactive. To validate quoted and modeled prices, we perform various procedures, including evaluation of the underlying methodologies, analysis of recent sales activity, and analytical review of our fair values against current market prices, other pricing services and historical trends.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $151.3 million at September 30, 2008. We also excluded our held to maturity portfolio, valued at $99.2 million at September 30, 2008, that is measured at amortized cost and was reported in our Level 2 investments at June 30, 2008.
The following table presents our assets and liabilities that are measured at fair value as of September 30, 2008.

	Level 1	Level 2	Level 3	Total

Fixed income securities	$80,812	$3,749,053	$5,649	$3,835,514
Other investments	—	—	1,283	1,283
Other assets	—	—	19,075	19,075

Total assets measured at fair value	$80,812	$3,749,053	$26,007	$3,855,872

Accounts payable and accrued liabilities	$—	$2,895	$—	$2,895

Total liabilities measured at fair value	$—	$2,895	$—	$2,895

The following tables present the changes in fair value of our Level 3 category during the first nine months and the third quarter of 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total

Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(242)	(4,221)	—	(4,463)
Other-than-temporary impairment loss — realized	(2,575)	—	—	(2,575)
Gains and (losses) — unrealized	303	12	2,271	2,586
Net transfers in/out of Level 3	540	—	—	540

Balance at September 30, 2008	$5,649	$1,283	$19,075	$26,007

Balance at June 30, 2008	$7,459	$1,847	$19,582	$28,888

Net redemptions	(3)	(563)	—	(566)
Other-than-temporary impairment loss — realized	(2,372)	—	—	(2,372)
Gains and (losses) — unrealized	565	(1)	(507)	57

Balance at September 30, 2008	$5,649	$1,283	$19,075	$26,007

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Nine months ended September 30, 2008

Direct business	$1,594,624	$1,550,461	$986,026
Reinsurance assumed	292,932	291,490	272,220
Reinsurance ceded	(331,174)	(336,823)	(337,813)

Net amounts	$1,556,382	$1,505,128	$920,433

Nine months ended September 30, 2007

Direct business	$1,492,635	$1,486,874	$831,074
Reinsurance assumed	365,129	329,600	226,078
Reinsurance ceded	(357,299)	(331,566)	(171,605)

Net amounts	$1,500,465	$1,484,908	$885,547

Three months ended September 30, 2008

Direct business	$538,782	$521,777	$379,929
Reinsurance assumed	74,182	95,247	85,930
Reinsurance ceded	(117,379)	(112,052)	(141,353)

Net amounts	$495,585	$504,972	$324,506

Three months ended September 30, 2007

Direct business	$481,005	$508,713	$260,413
Reinsurance assumed	112,057	102,499	73,679
Reinsurance ceded	(123,382)	(118,290)	(52,308)

Net amounts	$469,680	$492,922	$281,784

Ceding commissions netted with policy acquisition costs in the condensed consolidated statements of earnings were $36.7 million in the first nine months of 2008 and $34.9 million in the first nine months of 2007.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30,	December 31,
	2008	2007
Reinsurance recoverable on paid losses	$71,503	$80,915
Reinsurance recoverable on outstanding losses	526,403	458,190
Reinsurance recoverable on incurred but not reported losses	486,943	426,090
Reserve for uncollectible reinsurance	(8,428)	(8,530)

Total reinsurance recoverables	$1,076,421	$956,665

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

	September 30,	December 31,
	2008	2007
Payables to reinsurers	$264,269	$246,745
Letters of credit	184,477	188,400
Cash deposits	112,698	114,549

Total credits	$561,444	$549,694

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2008	2007
Loss and loss adjustment expense payable	$3,505,122	$3,227,080
Reinsurance recoverable on outstanding losses	(526,403)	(458,190)
Reinsurance recoverable on incurred but not reported losses	(486,943)	(426,090)

Net reserves	$2,491,776	$2,342,800

Unearned premium	$985,062	$943,946
Ceded unearned premium	(238,563)	(244,684)

Net unearned premium	$746,499	$699,262

Deferred policy acquisition costs	$197,026	$192,773
Deferred ceding commissions	(62,854)	(68,968)

Net deferred policy acquisition costs	$134,172	$123,805

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(4) EARNINGS PER SHARE
The following table details the numerator and denominator used in the earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Net earnings	$232,491	$295,787	$59,053	$97,925

Weighted average common shares outstanding	115,164	112,295	114,812	112,652
Dilutive effect of unvested restricted stock and outstanding options (determined using treasury stock method)	412	799	319	691
Dilutive effect of convertible debt (determined using treasury stock method)	368	3,483	287	2,980

Weighted average common shares and potential common shares outstanding	115,944	116,577	115,418	116,323

Anti-dilutive stock options not included in treasury stock method computation	5,918	4,437	6,049	5,274

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2008

Revenue:
Domestic	$1,374,157	$37,578	$6,581	$645	$1,418,961
Foreign	281,401	27,195	—	—	308,596
Inter-segment	—	68,496	—	—	68,496

Total segment revenue	$1,655,558	$133,269	$6,581	$645	1,796,053

Inter-segment eliminations					(68,496)

Consolidated total revenue					$1,727,557

Net earnings (loss):
Domestic	$177,820	$14,690	$2,011	$(15,142)	$179,379
Foreign	53,360	1,283	—	—	54,643

Total segment net earnings (loss)	$231,180	$15,973	$2,011	$(15,142)	234,022

Inter-segment eliminations					(1,531)

Consolidated net earnings					$232,491

Other items:
Net investment income	$126,321	$3,911	$48	$552	$130,832
Depreciation and amortization	3,588	4,671	94	2,083	10,436
Interest expense (benefit)	667	11,798	(73)	(875)	11,517
Capital expenditures	2,403	3,282	111	2,071	7,867

Income tax expense (benefit)	$97,796	$11,545	$248	$(4,529)	$105,060
Inter-segment eliminations					(1,059)

Consolidated income tax expense					$104,001

During 2008, the insurance company segment recorded an after-tax loss of $15.9 million from the 2008 hurricanes, an after-tax loss of $10.9 million from alternative investments and an after-tax loss of $12.2 million from the sale or other-than-temporary impairment of fixed income securities. The other operations segment recorded an after-tax loss of $7.6 million from trading securities and an after-tax gain of $6.0 million from sale of a strategic investment.

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

During 2007, the other operations segment recorded an after-tax gain of $14.1 million from sale of a strategic investment.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2008

Revenue:
Domestic	$449,087	$11,304	$2,872	$192	$463,455
Foreign	94,984	7,880	—	—	102,864
Inter-segment	—	28,711	—	—	28,711

Total segment revenue	$544,071	$47,895	$2,872	$192	595,030

Inter-segment eliminations					(28,711)

Consolidated total revenue					$566,319

Net earnings (loss):
Domestic	$50,035	$4,752	$1,062	$(3,369)	$52,480
Foreign	6,831	1,057	—	—	7,888

Total segment net earnings (loss)	$56,866	$5,809	$1,062	$(3,369)	60,368

Inter-segment eliminations					(1,315)

Consolidated net earnings					$59,053

Other items:
Net investment income	$34,622	$1,153	$17	$170	$35,962
Depreciation and amortization	1,221	1,675	29	687	3,612
Interest expense (benefit)	263	4,069	(22)	(560)	3,750
Capital expenditures	614	911	42	625	2,192

Income tax expense (benefit)	$21,211	$3,557	$740	$120	$25,628
Inter-segment eliminations					(902)

Consolidated income tax expense					$24,726

During the third quarter of 2008, the insurance company segment recorded an after-tax loss of $15.9 million from the 2008 hurricanes, an after-tax loss of $9.3 million from alternative investments and an after-tax loss of $11.2 million from the sale or other-than-temporary impairment of fixed income securities.

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

During the third quarter of 2007, the other operations segment recorded an after-tax loss of $6.0 million from trading securities.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
     The following tables present selected revenue items by line of business.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Diversified financial products	$593,378	$580,983	$203,295	$195,132
Group life, accident and health	582,193	571,849	194,393	187,209
Aviation	105,125	115,491	35,413	38,400
London market account	80,824	92,763	27,429	28,264
Other specialty lines	138,846	124,248	44,420	43,913
Discontinued lines	4,762	(426)	22	4

Net earned premium	$1,505,128	$1,484,908	$504,972	$492,922

Property and casualty	$83,483	$91,051	$32,761	$37,091
Accident and health	16,075	14,944	5,034	5,643

Fee and commission income	$99,558	$105,995	$37,795	$42,734

(6) SUPPLEMENTAL INFORMATION
Supplemental cash flow information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Cash received from commutations	$7,500	$101,040	$—	$—
Income taxes paid	116,857	101,566	27,061	19,074
Interest paid	10,661	7,035	3,525	3,439
Comprehensive income	144,883	286,509	9,508	133,811
(7) COMMITMENTS AND CONTINGENCIES
Litigation
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnifications
In conjunction with the sales of certain business assets and subsidiaries, we have provided indemnifications to the purchasers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest indemnification expires on December 31, 2009. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At September 30, 2008, we have recorded a liability of $16.3 million and have provided $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
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
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, participations in Lloyd’s of London syndicates that we manage, underwriting agencies and reinsurance brokers. Our shares are traded on the New York Stock Exchange, and we had a market capitalization of $3.1 billion at September 30, 2008.
We earned $232.5 million or $2.01 per diluted share in the first nine months of 2008, compared to $295.8 million or $2.54 per diluted share in the first nine months of 2007, and $59.1 million or $0.51 per diluted share in the third quarter of 2008, compared to $97.9 million or $0.84 per diluted share in the third quarter of 2007. The reductions are due to losses related to 2008 hurricanes and lower income from investment-related items, which are discussed in the Results of Operations section below. Other than the impact of the unpredictable catastrophic losses from the 2008 hurricanes, profitability from our underwriting operations remains at expected levels during the ongoing soft insurance market. Our year-to-date 2008 combined ratio was 85.3%, which includes 1.7 percentage points for 2008 hurricane losses. Investment income on our fixed income securities continues to grow.
During the first nine months of 2008, we grew shareholders’ equity by 4% to $2.5 billion, despite reductions of $84.4 million from after-tax net unrealized investment losses on our investment portfolio and $21.9 million for the cost of common shares repurchased as treasury stock. Book value per share also grew 4% to $22.13 during this period. Shareholders’ equity decreased slightly since June 30, 2008, due to the higher level of net unrealized investment losses and common shares repurchased during the third quarter. Book value per share of $22.13 at September 30, 2008 was relatively flat compared to $22.19 at June 30, 2008. In the third quarter of 2008, we increased our quarterly cash dividend by 14% to $0.125 per share.
We underwrite a variety of specialty lines of business categorized as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophe exposure to hurricanes and earthquakes to minimize the impact of losses on our net earnings and shareholders’ equity.
Our major domestic insurance companies continue to be rated “AA (Very Strong)” by Standard & Poor’s Corporation, “AA (Very Strong)” by Fitch Ratings and “A+ (Superior)” by A.M. Best Company, Inc., and our international insurance companies are rated “AA” by Standard & Poor’s Corporation.
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
During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics. Our 2007 and 2008 acquisitions are listed below. Net earnings and cash flows from each acquired business are included in our operations beginning on the effective date of each transaction.

Effective date
Company	Segment	acquired
Promoregistration.com	Agency	March 2, 2007
Pioneer General Insurance Company	Insurance Company	November 1, 2007
MultiNational Underwriters, LLC	Agency	January 2, 2008
The following section discusses our key operating results. Comparisons refer to the first nine months of 2008 compared to the first nine months of 2007, unless otherwise noted. The reasons for any significant variations between the quarters ended September 30, 2008 and 2007 are the same as those discussed for the respective nine month periods, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Net earnings were $232.5 million ($2.01 per diluted share) in the first nine months of 2008 compared to $295.8 million ($2.54 per diluted share) in the same period of 2007. The decrease in year-to-date earnings primarily related to hurricane losses and the investment-related items described below. Net earnings decreased to $59.1 million ($0.51 per diluted share) in the third quarter of 2008 from $97.9 million ($0.84 per diluted share) in the third quarter of 2007 for the same reasons. The following items affected our pretax earnings as indicated:
•	We incurred losses of $89.9 million gross and $24.5 million net related to hurricanes Gustav and Ike (referred to herein as “the 2008 hurricanes”) in the third quarter of 2008. The net losses are included in loss and loss adjustment expense.

•	Our alternative investments generated $16.7 million of losses in 2008, compared to $14.5 million of income in 2007. These investments generated $14.3 million of losses in the third quarter of 2008, compared to $2.0 million of income in the third quarter of 2007. The related income or loss is included in net investment income.

•	In the third quarter of 2008, to manage credit-related risk in our investment portfolio, we sold all of our investments in preferred stock and bonds of certain entities that were experiencing financial difficulty. We recorded a realized investment loss of $19.4 million related to these sales. The total net realized investment loss on the sale of all securities was $12.8 million and $0.6 million in 2008 and 2007, respectively, and $12.8 million and zero in the third quarter of 2008 and 2007, respectively.

•	We recognized other-than-temporary impairments on securities in our available for sale securities portfolio of $6.0 million in 2008, including $4.4 million in the third quarter of 2008, which we recorded in net realized investment loss. There were no such impairments recorded in 2007.

•	Our trading portfolio had losses of $11.7 million in 2008, compared to $1.0 million in 2007. There were no losses in the third quarter of 2008, compared to $9.3 million in the third quarter of 2007. These losses are reported in other operating income. We discontinued the active trading of securities in late 2006 and sold the remaining positions in 2008.

•	We sold strategic investments in 2008 and 2007 and realized gains of $9.2 million and $21.6 million, respectively. There were no sales in the third quarter of either year. These gains are reported in other operating income.
The items described above are summarized as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Income (loss) from:
2008 hurricanes	$(24,534)	$—	$(24,534)	$—
Alternative investments	(16,735)	14,540	(14,321)	1,971
Net realized investment loss	(12,761)	(601)	(12,808)	23
Other-than-temporary impairments	(6,029)	—	(4,430)	—
Trading securities	(11,698)	(987)	29	(9,261)
Strategic investments	9,158	21,618	—	—

The following table sets forth the relationships of certain income statement items as a percent of total revenue. The percent of net earned premium is higher in both periods of 2008 primarily due to the impact of the net realized investment losses, as well as lower other operating income in the nine-month period. The higher percent of loss and loss adjustment expense principally is due to the 2008 hurricanes.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Net earned premium	87.1%	83.7%	89.2%	84.6%
Fee and commission income	5.8	6.0	6.7	7.3
Net investment income	7.6	8.3	6.3	8.6
Net realized investment loss	(1.1)	—	(3.0)	—
Other operating income (loss)	0.6	2.0	0.8	(0.5)

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	53.3	49.9	57.3	48.4
Policy acquisition costs, net	16.4	15.1	17.0	16.0
Other operating expense	10.1	9.6	10.2	9.9
Interest expense	0.7	0.4	0.7	0.5

Earnings before income tax expense	19.5	25.0	14.8	25.2
Income tax expense	6.0	8.3	4.4	8.4

Net earnings	13.5%	16.7%	10.4%	16.8%

Total revenue of $1.7 billion in 2008 decreased 3%, or $46.4 million, compared to 2007, due to the investment-related items described above. Net earned premium increased 1% in the nine months and 2% in the third quarter of 2008, compared to 2007. Our gross written premium, net written premium and net earned premium are detailed below. Gross written premium increased primarily from growth in our diversified financial products and other specialty lines of business and our recent acquisitions. Net written premium increased for the same reasons, as well as higher retentions and lower reinsurance costs. See the Insurance Company Segment section below for further discussion of the relationship and changes in premium revenue.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Gross written premium	$1,887,556	$1,857,764	$612,964	$593,062
Net written premium	1,556,382	1,500,465	495,585	469,680
Net earned premium	1,505,128	1,484,908	504,972	492,922

The table below shows the source of our fee and commission income. The decrease in agency fee and commission income relates to a higher percentage of business being written directly on our insurance companies’ paper, rather than being brokered through our agencies.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Agency	$62,750	$69,033	$18,932	$23,900
Insurance companies	36,808	36,962	18,863	18,834

Fee and commission income	$99,558	$105,995	$37,795	$42,734

The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Fixed income securities
Taxable	$72,716	$64,661	$25,394	$23,173
Exempt from U.S. income taxes	56,795	44,747	18,821	15,839

Total fixed income securities	129,511	109,408	44,215	39,012
Short-term investments	20,408	28,230	6,837	10,208
Alternative investments	(16,735)	14,540	(14,321)	1,971
Other investments	575	—	77	—

Total investment income	133,759	152,178	36,808	51,191
Investment expense	(2,927)	(4,125)	(846)	(1,302)

Net investment income	$130,832	$148,053	$35,962	$49,889

Net investment income decreased in 2008 due to losses from our alternative investments, primarily fund-of-fund hedge fund investments, which were impacted by generally poor equity and debt market conditions, particularly in the third quarter of 2008. During that quarter, we notified the fund managers that we plan to liquidate all of our alternative investments, which had a value of $133.5 million at September 30, 2008. We expect the alternative investment portfolio to be substantially liquidated and reinvested in fixed income securities during the first quarter of 2009. Investment income on our fixed income securities increased 18% year-over-year due to higher fixed income investments, which increased to $3.9 billion at September 30, 2008 compared to $3.6 billion at September 30, 2007. The growth in fixed income securities resulted primarily from cash flow from operations, the increase in net loss reserves (particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims), and our shift away from short-term investments in the first half of 2008 as short-term interest rates declined. We continue to invest most of our funds in fixed income securities, although we are holding more short-term investments than we held at June 30, 2008 due to the pending reinvestment of recently sold securities.
During the third quarter of 2008, we transferred $108.9 million of bonds denominated in British pound sterling (GBP) from our available for sale portfolio to a new held to maturity portfolio. We are holding these GBP bonds to hedge the foreign exchange risk associated with insurance claims that we will pay in GBP. The bonds mature in March 2009. By designating the bonds as held to maturity, any foreign exchange gain/loss on these bonds will be recorded through income and will substantially offset any foreign exchange gain/loss on the related liabilities. Conversely, if GBP-denominated bonds are held to hedge GBP-denominated liabilities, the foreign exchange gain/loss on the available for sale bonds would be recorded as a component of accumulated other comprehensive income within shareholders’ equity, whereas the opposite foreign exchange movement on the hedged liabilities would be recorded through income.
At September 30, 2008, the net unrealized loss on our fixed income securities portfolio was $98.1 million, compared to a net unrealized gain of $25.0 million at December 31, 2007. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates principally due to changes in market interest rates. The net unrealized loss on our fixed income securities portfolio at October 31, 2008 was $140.0 million.
We evaluate the securities in our investment portfolio for possible other-than-temporary impairment losses at each quarter end. We consider various factors including:
•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, and

•	our ability and intent to hold the security for a period of time sufficient to allow full recovery or until maturity.
When we conclude that a decline in a security’s fair value is other than temporary, we recognize the impairment as a realized loss. We recognized other-than-temporary impairment losses of $6.0 million in 2008 and $4.4 million in the third quarter of 2008. There were no other-than-temporary impairment losses in 2007.
Our general policy has been to hold our fixed income securities, substantially all of which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. In the third quarter of 2008, we sold $26.6 million of bonds and preferred stock of certain issuers with credit-related exposure, as a result of current extreme credit market issues, and realized losses of $19.4 million.

Information about our portfolio of fixed income securities and short-term investments is as follows:

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Average fixed income yield*	4.5%	4.5%	4.4%	4.4%
Average fixed income tax equivalent yield*	5.2%	5.4%	5.2%	5.3%
Short-term investment yield	3.5%	5.3%	4.3%	5.6%
Combined fixed income and short-term yield*	5.0%	5.4%	5.1%	5.4%
Weighted average fixed income maturity	6.9 years	7.0 years
Weighted average fixed income duration	5.1 years	5.0 years
Average rating on fixed income securities	AA+	AAA

* Excluding realized and unrealized gains and losses.
At September 30, 2008, within our portfolio of fixed income securities, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $813.3 million. Within our residential MBS/CMO portfolio, $712.3 million of bonds were issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government, while $89.6 million, $8.9 million and $2.6 million of bonds are collateralized by prime, Alt A and subprime mortgages, respectively. All subprime and Alt A securities were current as to principal and interest and have an average rating of AAA and a weighted average life of approximately 3.9 years. At September 30, 2008, we held a commercial MBS securities portfolio with a fair value of $165.7 million, an average rating of AAA, and a weighted average life of approximately 5.1 years. We had a corporate bond portfolio with a fair value of $541.6 million, an overall rating of A+, and a weighted average life of 3.4 years. We also held $14.8 million of senior debt obligations of Fannie Mae and Freddie Mac, with an unrealized gain of $0.3 million. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs) and have never been counterparty to any credit default swap.

Other operating income, detailed in the table below, was substantially lower year-over-year. The market value of our trading securities declined in 2008, consistent with recent market conditions. We sold our remaining trading securities positions in 2008. We also realized more gains from the sales of strategic investments in 2007 than in 2008. In the second quarter of 2008, we entered into an agreement to provide reinsurance coverage for certain residential mortgage guaranty contracts. We recorded this contract using the deposit method of accounting, whereby all consideration received is initially recorded as a deposit liability. We are reporting the change in the deposit liability as a component of other operating income. Period to period comparisons of our other operating income may vary substantially, depending on the earnings generated by new transactions or investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007
Strategic investments	$13,074	$24,295	$910	$1,058
Trading securities	(11,698)	(987)	29	(9,261)
Financial instruments	2,275	4,303	(507)	1,610
Contract using deposit accounting	774	—	472	—
Other	6,404	8,000	3,924	3,519

Other operating income (loss)	$10,829	$35,611	$4,828	$(3,074)

Loss and loss adjustment expense increased in 2008 compared to 2007, primarily due to the 2008 hurricanes. Our current accident year loss ratios were higher for 2008 for most of our product lines, but the majority of this effect was offset by the positive impact of re-underwriting business acquired in late 2006 and a change in the mix of our lines of business to those with a lower loss ratio. Policy acquisition costs increased 6% in 2008, primarily due to growth in net earned premium and the mix of business. See the Insurance Company Segment section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense increased 3% in 2008. The increase primarily related to compensation and other operating expenses of acquired subsidiaries and substantially lower professional fees and legal costs related to our 2006 stock option matter, which we incurred in early 2007. We had 1,783 employees at September 30, 2008 compared to 1,646 a year earlier, with the increase primarily due to acquisitions.
Our effective income tax rate was 30.9% for 2008, compared to 33.4% for 2007. The lower rate in 2008 relates to the increased benefit from more tax-exempt investment income and a lower pretax income base.

Segments
Insurance Company Segment
Net earnings of our insurance company segment were down year-over-year due to losses from alternative investments, net realized investment losses and the 2008 hurricanes. Our combined ratio was 85.3% for 2008 compared to 82.9% in 2007. The 2008 hurricanes accounted for 1.7 percentage points of the 2008 loss and combined ratios. Even though there is pricing competition in many of our markets, our underwriting margin remains at an acceptable level of profitability due to our underwriting discipline and risk selection.
Premium
Total gross written premium was up slightly in 2008 compared to 2007, although there were offsetting changes in our lines of business. Premium increased due to the business we acquired in 2008 and more demand for certain products, together with related price increases for these products, and was partially offset by decreases due to competitive market pressures. We elected to write less premium in 2008 in certain lines affected by competition and the resulting softening of market rates if, in matching competitors’ lower rates, the business would be unprofitable for us. In some lines of business, we have written the same exposure as in 2007 but at lower, albeit profitable, rates. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, increased to 82% in 2008 from 81% in 2007.

The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium

Nine months ended September 30, 2008

Diversified financial products	$744,920	$622,702	84%	$593,378
Group life, accident and health	629,214	595,112	95	582,193
Aviation	147,268	106,996	73	105,125
London market account	154,028	97,142	63	80,824
Other specialty lines	207,361	129,667	63	138,846
Discontinued lines	4,765	4,763	nm	4,762

Totals	$1,887,556	$1,556,382	82%	$1,505,128

Nine months ended September 30, 2007

Diversified financial products	$701,020	$564,832	81%	$580,983
Group life, accident and health	602,225	569,747	95	571,849
Aviation	154,745	113,914	74	115,491
London market account	189,995	107,952	57	92,763
Other specialty lines	210,242	144,446	69	124,248
Discontinued lines	(463)	(426)	nm	(426)

Totals	$1,857,764	$1,500,465	81%	$1,484,908

Three months ended September 30, 2008

Diversified financial products	$261,614	$215,556	82%	$203,295
Group life, accident and health	210,930	195,283	93	194,393
Aviation	50,639	37,116	73	35,413
London market account	31,230	17,046	55	27,429
Other specialty lines	58,425	30,506	52	44,420
Discontinued lines	126	78	nm	22

Totals	$612,964	$495,585	81%	$504,972

Three months ended September 30, 2007

Diversified financial products	$228,618	$185,117	81%	$195,132
Group life, accident and health	197,051	185,799	94	187,209
Aviation	48,652	36,071	74	38,400
London market account	40,773	13,983	34	28,264
Other specialty lines	77,966	48,705	62	43,913
Discontinued lines	2	5	nm	4

Totals	$593,062	$469,680	79%	$492,922

nm — Not meaningful comparison
The changes in year-to-date premium volume and retention levels between years resulted principally from the following factors:
•	Diversified financial products — Premium increased from higher writings and pricing in our credit business and for financial institution accounts in our directors’ and officers’ liability business. Increased quota share retentions on our U.S. professional indemnity and employment practices liability businesses in 2008 increased net written premium and the retention rate. Premium volume of our other major products was stable, although pricing for certain products is down.

•	Group life, accident and health — The increase in premium is from our acquisition of MultiNational Underwriters in 2008, for which we use one of our managed Lloyd’s syndicates as the issuing carrier. The profit margin on our medical stop-loss business remains at an acceptable level despite competition, principally from the fully insured market.

•	Aviation — Our domestic aviation written premium volume is down due to competition. Margins on the decreased premium volume are lower, but still acceptable. Our foreign aviation premium increased in the third quarter of 2008 as rates are beginning to rise for the first time in several years, allowing us to write more profitable business.

•	London market account — Gross, net and earned premium levels are lower year-over-year and quarter-over-quarter. In 2008, we discontinued writing our marine excess of loss book of business, due to unacceptable competitive rates. In addition, we have less business due to competition and have written other business in 2008 at lower, but still profitable, rates. The net impact of these changes was moderated by reduced reinsurance spending. Rates have softened due to benign catastrophe activity from 2006 through June 2008.

•	Other specialty lines — We experienced growth from an increase in our Lloyd’s syndicate participation and increased writings of several products. This was offset by the expiration of an assumed quota share contract, which caused the large reduction in premium quarter-over-quarter. Markets for these products are competitive and rates are down slightly. The decrease in average retention is due to the change in mix of business in this line.
Losses and Loss Adjustment Expenses
The table below shows the composition of net incurred loss and loss adjustment expense.

	Nine months ended September 30,				Three months ended September 30,
	2008		2007		2008		2007
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
2008 hurricanes	$24,534	1.7%	$—	—%	$24,534	4.9%	$—	—%
Net reserve redundancies	(58,377)	(3.9)	(19,400)	(1.3)	(43,979)	(8.7)	(23,034)	(4.7)
All other net incurred loss and loss adjustment expense	954,276	63.4	904,947	60.9	343,951	68.1	304,818	61.9

Net incurred loss and loss adjustment expense	$920,433	61.2%	$885,547	59.6%	$324,506	64.3%	$281,784	57.2%

During the third quarter of 2008, we recorded gross and net losses of $89.9 million and $24.5 million, respectively, for the 2008 hurricanes. In 2008, the redundant development from prior accident years resulted primarily from the re-estimation of our net exposure in our diversified financial products line of business (principally related to our directors’ and officers’ liability product) on the 2005 and prior underwriting years and in our London market account for 2005 and prior accident years. As part of our quarterly reserve review in the third quarter of 2008, we increased certain ultimate loss ratios in the 2008 accident year due to the continued uncertainty in the financial markets, which caused us to book $35.0 million of additional reserves. The largest portion of this was in our directors’ and officers’ liability business, primarily for policies written in 2007. The redundant development in 2007 primarily resulted from the 2004 and prior underwriting years of our diversified financial products line of business. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write D&O, professional indemnity and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit market related issues. At September 30, 2008, we had 12 “Side A only” and 50 “non-Side A only” D&O, professional indemnity and fiduciary liability claims from these issues. We provide coverage for certain financial institutions, which have potential exposure to shareholder lawsuits. Based on our present knowledge, we believe our ultimate losses from these issues continue to be contained within our current overall reserves for this business.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of September 30, 2008.

Our year-to-date gross loss ratio was 68.3% in 2008 and 58.2% in 2007. The increase primarily related to higher gross losses in our London market account from the 2008 hurricanes (which represented 4.9 percentage points of the 2008 gross loss ratio), as well as losses on certain fronted policies. The impact on the net loss ratio was much smaller due to substantial reinsurance on these losses. The following table provides comparative net loss ratios by line of business.

	Nine months ended September 30,				Three months ended September 30,
	2008		2007		2008		2007
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$593,378	46.2%	$580,983	40.7%	$203,295	47.1%	$195,132	36.2%
Group life, accident and health	582,193	73.7	571,849	76.7	194,393	72.6	187,209	76.3
Aviation	105,125	64.7	115,491	59.0	35,413	69.6	38,400	68.2
London market account	80,824	54.4	92,763	58.2	27,429	91.1	28,264	45.6
Other specialty lines	138,846	73.7	124,248	68.9	44,420	86.5	43,913	67.8
Discontinued lines	4,762	nm	(426)	nm	22	nm	4	nm

Totals	$1,505,128	61.2%	$1,484,908	59.6%	$504,972	64.3%	$492,922	57.2%

Expense ratio		24.1		23.3		23.7		23.6

Combined ratio		85.3%		82.9%		88.0%		80.8%

nm — Not meaningful comparison
The changes in net loss ratios between periods resulted principally from the following factors:
•	Diversified financial products — There was redundant development of $43.0 million and $36.3 million in the nine months and three months of 2008, respectively, compared to $36.6 million and $23.0 million in the nine months and three months of 2007. The redundancy in 2008 primarily related to the directors’ and officers’ product line for 2005 and prior underwriting years, whereas the redundancy in 2007 primarily related to 2004 and prior underwriting years for that product line. Partially offsetting the positive effect of the redundancies in 2008 was the increase of $34.7 million in our loss estimates on the 2008 accident year, mostly from our directors’ and officers’ liability business. The growth in our surety business, which has a lower loss ratio than other businesses in this line, mitigated the increase in the 2008 loss ratios.

•	Group life, accident and health — The net loss ratio was higher in 2007 on business acquired in the Health Products Division acquisition in late 2006. As the business has been re-underwritten, the loss ratio has declined. The 2007 periods also included some adverse development from prior years’ losses, while 2008 included a small amount of redundant development.

•	Aviation — The 2008 hurricanes created losses of $1.4 million and increased the year-to-date loss ratio 1.3 percentage points and the third quarter loss ratio 4.0 percentage points.

•	London market account — The 2008 hurricanes increased 2008 losses by $17.2 million, which increased the year-to-date loss ratio 21.4 percentage points and the third quarter loss ratio 62.8 percentage points. This increase was partially offset by redundant development in 2008 (including $5.4 million on the 2005 hurricanes during the third quarter of 2008). There was adverse development in 2007.

•	Other specialty lines — These lines incurred losses of $5.9 million from the 2008 hurricanes, which increased the year-to-date loss ratio 4.2 percentage points and the third quarter loss ratio 13.3 percentage points.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Net reserves for loss and loss adjustment expense payable at beginning of period	$2,342,800	$2,108,961	$2,476,251	$2,226,816
Assumed book of business — Lloyd’s syndicate	29,053	—	—	—
Incurred loss and loss adjustment expense	920,434	885,547	324,507	281,784
Loss and loss adjustment expense payments	(800,511)	(703,091)	(308,982)	(217,183)

Net reserves for loss and loss adjustment expense payable at end of period	$2,491,776	$2,291,417	$2,491,776	$2,291,417

Net paid loss ratio	53.2%	47.3%	61.2%	44.1%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The increase in the 2008 net paid loss ratios is due to a variety of factors including:
•	Earlier payment of claims due to recently shortening the required reporting period, bringing claims processing in-house, and responding to faster reporting of claims by insureds on certain lines of business.

•	Commutations of assumed accident and health business in our London market account.

•	Maturing of certain of our newer product lines.
Policy Acquisition Costs
Policy acquisition costs, which are net of the related portion of commissions on reinsurance ceded, increased to $284.7 million in the first nine months of 2008 from $267.8 million in the first nine months of 2007, primarily due to growth in net earned premium. Policy acquisition costs as a percentage of net earned premium increased to 18.9% in 2008 from 18.0% in 2007 due to a change in the mix of business. In addition, net earned premium has grown in our surety and credit businesses, which have higher acquisition costs. The GAAP expense ratio of 24.1% in 2008 increased in comparison to 23.3% in 2007 for the same reasons.
Agency Segment
Revenue from our agency segment of $133.3 million in the first nine months of 2008 was flat with 2007. Segment net earnings decreased in the first nine months of 2008 to $16.0 million from $24.6 million in 2007 due to higher interest expense from an acquisition in 2008 and higher operating expenses.
Other Operations Segment
Our other operations segment recognized net earnings of $2.0 million in 2008 compared to net earnings of $19.1 million in 2007. The reduction was due to lower income from strategic investments and losses from our trading securities, discussed in the Results of Operations section above. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.

Liquidity and Capital Resources
During the third quarter of 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, were supported by various governments or were merged into other companies. The market disruptions have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We have not experienced this concern. We have sufficient sources of liquidity, based on the following:
•	We held $771.9 million of cash and liquid short-term investments at September 30, 2008, which is more than adequate to meet our anticipated short-term obligations to pay insurance claims.

•	Our available for sale bond portfolio totaled $3.8 billion at September 30, 2008 and has an average rating of AA+.

•	We have a committed line of credit, our Revolving Loan Facility, through various large domestic and one large foreign bank that provides borrowing capacity of up to $575.0 million through December 2011. All of the banks in our syndicate group have very strong financial positions and are able to perform on their commitments to us. At September 30, 2008, we had outstanding borrowings of $250.0 million. We borrowed an additional $75.0 million in October 2008 to provide funding for stock repurchases and a pending acquisition.

•	Our 1.3% Convertible Notes are subject to redemption anytime after April 1, 2009, or holders may require us to repurchase the Notes on April 1, 2009. Our available capacity on the Revolving Loan Facility is sufficient to cover the $124.7 million of Notes outstanding at September 30, 2008.

•	Our debt to total capital ratio was 12.8% at September 30, 2008 and 11.7% at December 31, 2007. We have a “Universal Shelf” registration that provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. Although due to pricing we may not wish to issue securities in the current financial market, the shelf registration provides us the means to access the debt and equity markets when the financial market improves. We do not anticipate using our shelf registration in the near future.

•	We have the ability to pay $160.8 million in dividends in 2008 from our direct domestic insurance subsidiaries to our holding company without obtaining special permission from state regulatory authorities. We estimate that this dividend capacity will be approximately $170.0 million in 2009.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations. Our cash provided by operating activities has been strong in recent years due to:
•	our increasing net earnings,

•	growth in net written premium and net loss reserves due to organic growth, acquisitions and increased retentions,

•	commutations of selected reinsurance agreements, and

•	expansion of our diversified financial products line of business as a result of which we retain premium for a longer duration than had been the case prior to entering this business.

The components of our net operating cash flows are detailed in the following table.

	Nine months ended September 30,		Three months ended September 30,
	2008	2007	2008	2007

Net earnings	$232,491	$295,787	$59,053	$97,925
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(86,774)	(20,454)	40,663	(7,522)
Change in unearned premium, net	47,283	18,888	(16,791)	(22,745)
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	158,331	292,013	12,285	91,455
Change in trading portfolio	49,091	14,126	6,517	9,261
(Gain) loss on investments	26,367	(35,557)	31,559	(1,994)
Other, net	(25,614)	50,056	37,450	48,179

Cash provided by operating activities	$401,175	$614,859	$170,736	$214,559

Cash received from commutations, included in cash provided by operating activities, totaled $7.5 million for the first nine months of 2008 and $101.0 million for the same period of 2007. Excluding commutations and cash flow from liquidating our trading portfolio, cash provided by operating activities was $344.6 million in the first nine months of 2008 compared to $499.7 million in the same period of 2007, and $164.2 million in the third quarter of 2008 compared to $205.3 million in the same period of 2007. This decrease in cash provided by operating activities primarily resulted from the timing of the collection of reinsurance recoverables and the payment of insurance claims. Our reinsurance recoverables totaled $1.2 billion at December 31, 2006. We collected more cash from reinsurers in early 2007 than in 2008 as a result of reimbursement of 2005 hurricane claims that we had paid in late 2006. In addition, we are paying claims at a faster pace in 2008 than 2007. This higher level of claims payments is reflected in our higher net paid loss ratios, discussed in the Losses and Loss Adjustment Expense section above.
On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of the Company’s philosophy of building long-term shareholder value. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time. Repurchases under the plan will be subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate the Company to purchase any particular number of shares and may be suspended or discontinued at any time at the Company’s discretion. During the third quarter of 2008, we repurchased 0.9 million shares of our common stock for $19.3 million in the open market. During the nine months ended September 30, 2008, we repurchased 1.1 million shares for a total cost of $21.9 million. We purchased an additional 0.6 million shares for $12.3 million in October 2008. The weighted average cost of all repurchases through October 31, 2008 was $21.21 per share.
We believe that our operating cash flows, investments, Revolving Loan Facility, shelf registration and other sources of liquidity, as described above and in our Annual Report on Form 10-K for the year ended December 31, 2007, are sufficient to meet our operating and liquidity needs for the foreseeable future.
Fair Value Measurements
Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 also established a hierarchy that prioritizes the inputs used to measure fair value into three levels, as described below. Our adoption of SFAS 157 did not impact our 2008 or prior years’ consolidated financial position, results of operations or cash flows.
SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3) to be effective immediately, including prior periods for which financial statements have not been issued. FSP FAS 157-3 clarifies SFAS 157 with respect to the fair value measurement of a security when the market for that security is inactive. Our adoption of FSP FAS 157-3 in the third quarter of 2008 did not have a material effect on our consolidated financial position, results of operations or cash flows.

In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. The degree of judgment used to measure fair value generally correlates to the type of pricing and other data used as inputs, or assumptions, in the valuation process. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our own market assumptions using the best information available to us. Based on the type of inputs used to measure the fair value of our financial instruments, we classify them into the three-level hierarchy established by SFAS 157:
•	Level 1 — Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 — Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 — Inputs are unobservable and not corroborated by market data.
Our Level 1 investments are primarily U.S. Treasuries and equity securities listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at September 30, 2008. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. We use data provided by our third party investment managers to value the remaining Level 2 investments. In the third quarter of 2008, we did not apply the criteria of FSP FAS 157-3, since no markets for our investments were judged to be inactive. To validate quoted and modeled prices, we perform various procedures, including evaluation of the underlying methodologies, analysis of recent sales activity, and analytical review of our fair values against current market prices, other pricing services and historical trends.
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
We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of approximately $151.3 million at September 30, 2008. We also excluded our held to maturity portfolio, valued at $99.2 million at September 30, 2008, that is measured at amortized cost and was reported in our Level 2 investments at June 30, 2008.
The following table presents our assets and liabilities that are measured at fair value as of September 30, 2008.

	Level 1	Level 2	Level 3	Total

Fixed income securities	$80,812	$3,749,053	$5,649	$3,835,514
Other investments	—	—	1,283	1,283
Other assets	—	—	19,075	19,075

Total assets measured at fair value	$80,812	$3,749,053	$26,007	$3,855,872

Accounts payable and accrued liabilities	$—	$2,895	$—	$2,895

Total liabilities measured at fair value	$—	$2,895	$—	$2,895

The following table presents the changes in fair value of our Level 3 category during 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total

Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919

Net redemptions	(242)	(4,221)	—	(4,463)
Other-than-temporary impairment loss — realized	(2,575)	—	—	(2,575)
Gains and (losses) — unrealized	303	12	2,271	2,586
Net transfers in/out of Level 3	540	—	—	540

Balance at September 30, 2008	$5,649	$1,283	$19,075	$26,007

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.
At September 30, 2008, our Level 3 financial investments represented approximately 0.7% of our total assets that are measured at fair value. During 2008, the Level 3 asset balance was reduced due to cash receipts for returned principal on certain investments and for impairments recognized on fixed income securities. During the second quarter of 2008, one bond valued at $5.4 million transferred into Level 3 and one bond valued at $4.9 million transferred out of Level 3 based on changes in the availability of observable market information for these securities. We believe that our expected future cash receipts from our Level 3 financial investments will equal or exceed their fair value at September 30, 2008.
We classified our residential MBS/CMO portfolio, substantially all of which is either backed by U.S. government agencies or collateralized by prime mortgages, as Level 2 assets because the fair value of the securities is derived from industry-standard models using observable market-based data. These securities have an average rating of AAA and a weighted average life of approximately 5.8 years. Although these securities are subject to fluctuations in fair value due to recent and potential future events in the credit and mortgage markets, we believe that we will not have any significant loss of principal related to these securities.
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
The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We are evaluating the impact SFAS 161 will have on the notes to our consolidated financial statements.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2007. However, during the quarter ended September 30, 2008, there were significant disruptions in the financial and credit markets. A number of large financial institutions failed, were supported by the United States government or were merged into other companies. The market disruption has resulted in a lack of liquidity in the credit market for many other companies and a widening of credit spreads. As a result of these effects, the Company had a pretax net unrealized loss of $98.1 million related to its fixed income securities portfolio at September 30, 2008, compared to a pretax net unrealized gain of $25.0 million at December 31, 2007.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2008.
(b) Changes in Internal Control over Financial Reporting
During the third quarter of 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of the above matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
In view of the settlement with the SEC relating to matters arising out of our stock option granting procedures, as more fully described in Item 8.01 in our Form 8-K filed on July 22, 2008, the following risk factor included in our Annual Report on Form 10-K for the year ended December 31, 2007 is no longer applicable:
“The SEC’s inquiry related to our stock option granting procedures is ongoing, and the scope and outcome could have a negative impact on the price of our securities and on our business.”
Other than as described above, there have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
			Part of Publicly	that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid Per Share	Programs	Plans or Programs
July 1 — July 31, 2008	939,105	$20.54	939,105	$78,129,643
On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases under the plan will be subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time at the Company’s discretion. As of September 30, 2008, we had repurchased 1,059,105 shares of our common stock in the open market pursuant to our repurchase program.
Item 6. Exhibits
a. Exhibits

10.1	Form of Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan

10.2	Form of Restricted Stock Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan

10.3	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)
November 7, 2008	/s/ Frank J. Bramanti
(Date)	Frank J. Bramanti, Chief Executive Officer

November 7, 2008	/s/ Edward H. Ellis, Jr.
(Date)	Edward H. Ellis, Jr., Executive Vice President
and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Form of Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.

10.2	Form of Restricted Stock Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.

10.3	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report