Form 10-K
period 2008-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2009-03-02
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value on June 30, 2008 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $2.4 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 20, 2009 was 113.6 million.

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

Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses;

•	the cyclical nature of the insurance business;

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves;

•	the effects of emerging claim and coverage issues;

•	the effects of extensive governmental regulation of the insurance industry;

•	potential credit risk with brokers;

•	our assessment of underwriting risk;

•	our retention of risk, which could expose us to potential losses;

•	the adequacy of reinsurance protection;

•	the ability or willingness of reinsurers to pay balances due us;

•	the occurrence of terrorist activities;

•	our ability to maintain our competitive position;

•	changes in our assigned financial strength ratings;

•	our ability to raise capital and funds for liquidity in the future;

•	attraction and retention of qualified employees;

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses;

•	our ability to successfully expand our business through the acquisition of insurance-related companies;

•	impairment of goodwill;

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts;

•	fluctuations in foreign exchange rates;

•	failures of our information technology systems

•	potential changes to the country’s health care delivery system; and

•	change of control.

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

Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2004 through 2008, we had an average statutory combined ratio of 87.4% versus the less favorable 98.4% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2004 through 2008, our gross written premium increased from $2.0 billion to $2.5 billion, an increase of 27%, while net written premium increased 86% from $1.1 billion to $2.1 billion. During this period, our revenue increased from $1.3 billion to $2.3 billion, an increase of 77%. During the period December 31, 2004 through December 31, 2008, our shareholders’ equity increased 99% from $1.3 billion to $2.6 billion and our assets increased 41% from $5.9 billion to $8.3 billion.

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

Our underwriting agencies underwrite on behalf of our insurance companies and in certain situations for other unaffiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate revenues based on fee income and profit commissions. The agencies specialize in the following types of business: contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; marine; professional indemnity; public entity; various financial products; short-term medical; fidelity, difference in conditions (earthquake) and other specialty business. Our principal underwriting agencies are Covenant Underwriters, G.B. Kenrick & Associates, HCC Global Financial Products, HCC Indemnity Guaranty Agency, HCC Specialty Underwriters, MultiNational Underwriters, LLC, Professional Indemnity Agency and RA&MCO Insurance Services.

Our brokers provide reinsurance and insurance brokerage services for our insurance companies, agencies and our clients and receive fees for their services. A reinsurance broker structures and arranges reinsurance between insurers seeking to cede insurance risks and reinsurers willing to assume such risks. Reinsurance brokers do not bear any of the insurance risks of their client companies. They earn commission income, and to a lesser extent, fees for certain services, generally paid by the insurance and reinsurance companies with whom the business is placed. Insurance broker operations consist of consulting with retail and wholesale clients by providing information about insurance coverage and marketing, placing and negotiating particular insurance risks. Our brokers specialize in placing insurance and reinsurance for group life, accident and health, aviation, surety, marine, and property and casualty lines of business. Our brokers are Continental Underwriters and Rattner Mackenzie.

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

The property and casualty insurance industry and individual lines of business within the industry are cyclical. There are times, particularly when there is excess capital in the industry or underwriting results have been good, when a large number of companies offer insurance on certain lines of business, causing premium rates and premiums written by companies to trend downward. During other times, insurance companies limit their writings in certain lines of business due to lack of capital or following periods of excessive losses. This results in an increase in premium rates and premiums for those companies that continue to write insurance in those lines of business.

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

Following a period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past five years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in response to these market conditions, to the increased spread provided by our overall book of business, and to our increased capital strength. During 2005 and 2006, we increased our retentions on certain of our lines of business that were not generally exposed to catastrophe risk and where profit margins were usually more predictable. These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profits, investment income and net earnings.

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

In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business in which there is an anticipation of underwriting profits based on various factors including premium rates, the availability and cost of reinsurance, policy terms and conditions, and market conditions,

•	limit our insurance companies’ aggregate net loss exposure from a catastrophic loss through the use of reinsurance for those lines of business exposed to such losses and diversification into lines of business not exposed to such losses, and

•	consider the potential acquisition of specialty insurance operations and other strategic investments.

Industry Segment and Geographic Information

Financial information concerning our operations by industry segment and geographic data is included in the Consolidated Financial Statements and Notes thereto.

Acquisitions

We have made a series of acquisitions that have furthered our overall business strategy. Our major transactions during the last three years are described below:

On July 1, 2006, we acquired G.B. Kenrick & Associates, Inc., an underwriting agency located in Auburn Hills, Michigan, recognized as a premier underwriter of public entity insurance. Kenrick operates as a subsidiary of Professional Indemnity Agency.

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

On January 2, 2008, we acquired MultiNational Underwriters, LLC, an underwriting agency located in Indianapolis, Indiana for cash consideration of $42.7 million and possible additional cash consideration depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance. We formed Syndicate 4141 at Lloyd’s of London to write the international business.

In the fourth quarter of 2008, we acquired four underwriting agencies for total consideration of $29.9 million. On October 1, 2008 we acquired the Criminal Justice division of U.S. Risk Insurance Brokers. Rebranded Pinnacle Underwriting Partners, this newly established underwriting agency, located in Scottsdale, Arizona, serves the private detention and security industry. On November 1, 2008, we acquired Cox Insurance Group, a medical stop-loss managing general underwriter covering the Midwestern United States. On December 1, 2008, we acquired Arrowhead Public Risk, a division of Arrowhead General Insurance Agency, Inc., a managing general agency based in Richmond, Virginia, specializing in risk management for the public entity sector. On December 31, 2008, we acquired VMGU Insurance Agency, a leading underwriter of the lumber, building materials, forest products and woodworking industries, based in Waltham, Massachusetts.

On December 3, 2008, we announced that the Company had executed an agreement to acquire Surety Company of the Pacific, a leading writer of license and permit bonds headquartered in Encino, California. This transaction closed on February 28, 2009.

We continue to evaluate acquisition opportunities, and we may complete additional acquisitions during 2009. Any future acquisitions will be designed to expand and strengthen our existing lines of business or to provide access to additional specialty sectors, which we expect to contribute to our overall growth.

Insurance Company Operations

Lines of Business

This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands):

	2008		2007		2006

Diversified financial products	$1,051,722	42%	$963,355	39%	$956,057	43%
Group life, accident and health	829,903	33	798,684	33	621,639	28
Aviation	185,786	8	195,809	8	216,208	10
London market account	175,561	7	213,716	9	234,868	10
Other specialty lines	251,021	10	280,040	11	205,651	9
Discontinued lines of business	4,770	—	(425)	—	1,225	—

Total gross written premium	$2,498,763	100%	$2,451,179	100%	$2,235,648	100%

This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands):

	2008		2007		2006

Diversified financial products	$872,007	42%	$771,648	39%	$794,232	44%
Group life, accident and health	789,479	38	759,207	38	590,811	33
Aviation	136,019	7	145,761	7	166,258	9
London market account	107,234	5	118,241	6	127,748	7
Other specialty lines	151,120	8	191,151	10	133,481	7
Discontinued lines of business	4,759	—	(399)	—	22	—

Total net written premium	$2,060,618	100%	$1,985,609	100%	$1,812,552	100%

This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our continuing lines of business:

	2008	2007	2006

Diversified financial products	83%	80%	83%
Group life, accident and health	95	95	95
Aviation	73	74	77
London market account	61	55	54
Other specialty lines	60	68	65

Consolidated percentage retained	82%	81%	81%

Underwriting

We underwrite business produced through affiliated underwriting agencies, through independent and affiliated brokers, producers and third party administrators, and by direct marketing efforts. We also write facultative or individual account reinsurance, as well as some treaty reinsurance business.

Diversified Financial Products

We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

• directors’ and officers’ liability	• surety and credit
• employment practices liability	• fidelity
• professional indemnity	• various financial products

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

In 2002 and 2003, following several years of insurance industry losses, significant rate increases were experienced throughout our diversified financial products line of business, particularly directors’ and officers’ liability, which we began underwriting in 2002. We benefited greatly from these improved conditions despite the fact that we had not been involved in the past losses. Rates softened between 2004 and 2008 for some of the products in this line and increased for other products in 2008, but our underwriting margins are still very profitable. There is also considerable investment income derived from diversified financial products due to the extended periods involved in claims resolution. Although individual losses in the directors’ and officers’ public company liability business may have potential severity, the remainder of the diversified financial products business is less volatile with relatively low limits.

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

Premium rates for medical stop-loss business rose substantially beginning in 2000 and, although competition has increased in recent years and the amount of premium rate increases has decreased, underwriting results have remained profitable. Premium rate increases together with deductible increases are still adequate to cover medical cost trends. Medical stop-loss business has relatively low limits, a low level of catastrophe exposure, a generally predictable result and a short time span between the writing of premium, the reporting of claims and the payment of claims. We currently buy no reinsurance for this line of business.

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

Aviation

We are a market leader in the general aviation insurance industry insuring aviation risks, both domestically and internationally. Types of aviation business we insure include:

• antique and vintage military aircraft	• fixed base operations
• cargo operators	• military law enforcement aircraft
• commuter airlines	• private aircraft owners
• corporate aircraft	• rotor wing aircraft

We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We generally do not insure major airlines, major manufacturers, products or satellites. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during warm weather months.

We have been underwriting aviation risks through Houston Casualty Company since 1981 and Avemco Insurance Company and U.S. Specialty Insurance Company, which were acquired in 1997, have written this business since 1959. We are one of the largest writers of personal aircraft insurance in the United States. Our aviation gross premium has remained relatively stable since 1998, but it has decreased slightly in 2007 and 2008 due to competition and decreasing rates, principally in the domestic business. We have generally increase our retentions since 1998 as this business is predominantly written with small limits and has generally predictable results. The market related to international risks is very competitive and has seen rate decreases over the last few years, but is now showing signs of stabilizing.

London Market Account

Our London market account business consists of marine, energy, property, and accident and health business and has been primarily underwritten by Houston Casualty Company’s London branch office. During 2006, we began to utilize HCC International Insurance Company to underwrite the non-U.S. based risks for this line of business. This line includes most of our catastrophe exposures. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line. The following table presents the details of net premium written within the London market account line of business (in thousands):

	2008	2007	2006

Marine	$14,413	$30,685	$26,664
Energy	44,554	45,962	57,619
Property	28,827	19,856	18,049
Accident and health	19,440	21,738	25,416

Total London market account net written premium	$107,234	$118,241	$127,748

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

Rates were relatively low for an extended period of time, reaching levels where underwriting profitability was difficult to achieve. As a result, we have underwritten energy risks on a very selective basis, striving for quality rather than quantity. Underwriting profitability was adversely impacted by hurricane activity that occurred in 2004 and 2005, but this resulted in 2006 rates increasing substantially and policy conditions becoming more stringent. Competitive pressures increased in 2007, adversely affecting prices, causing us to write less of this business. The business was very profitable in 2006 and 2007 because there were no catastrophe losses. The business was adversely affected by two hurricanes in 2008 but the business was still profitable principally as a result of our reinsurance coverage in force. We continue to reinsure much of our catastrophe exposure, buying substantial amounts of reinsurance on an excess of loss basis.

We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties, which include but are not limited to:

• factories	• office buildings
• hotels	• retail locations
• industrial plants	• utilities

We have written property business since 1986, including business interruption, physical damage and catastrophe risks, such as flood and earthquake. Rates increased significantly following September 11, 2001, but trended downward by 2005 despite the hurricane activity in 2004. Massive losses from hurricanes in 2005 resulted in substantial rate increases, but due to over capacity, policy conditions have remained unchanged, unlike energy risks. Accordingly, we substantially reduced our involvement in policies with exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance, unlike many industry participants, which was shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While the hurricane activity seriously affected our earnings in the third quarters of 2004 and 2005, we still were able to produce record annual earnings in those years. This business was profitable in 2006 and 2007 as there were no significant catastrophe losses, and in 2008 despite the losses from two hurricanes.

We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experience and other market factors, we significantly decreased premiums starting in 2004, although our business is now much more stable and profitable.

Our London market account is reinsured principally on an excess of loss basis. We closely monitor catastrophe exposure and purchase reinsurance to limit our net exposure to a level such that any loss is not expected to impact our capital or exceed our net earnings in the affected quarter. Previous net catastrophe losses from Hurricane Andrew in 1992, the Northridge Earthquake in 1994, the terrorist attacks on September 11, 2001, and the hurricanes of 2004, 2005 and 2008 did not exceed our net earnings in the quarter when each occurred.

Other Specialty Lines

In addition to the above, we underwrite various other specialty lines of business, including different types of property and liability business, such as event cancellation, contingency, film completion, public entity and U.K. liability. We had an assumed quota share contract for surplus lines business that expired in March 2008. Individual premiums by type of business are not material to the Other Specialty Lines line of business.

Insurance Companies

Houston Casualty Company

Houston Casualty Company is our largest insurance company subsidiary. It is domiciled in Texas and insures risks worldwide. Houston Casualty Company underwrites business produced by independent agents and brokers, affiliated underwriting agencies, reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes diversified financial products, aviation, London market account and other specialty lines of business. Houston Casualty Company’s 2008 gross written premium, including Houston Casualty Company-London, was $586.4 million.

Houston Casualty Company-London

Houston Casualty Company operates a branch office in London, England, in order to more closely align its underwriting operations with the London market, a historical focal point for some of the business that it underwrites. In 2006, we focused the underwriting activities of Houston Casualty Company-London’s office on risks based in the United States but written in the London market. We began to use HCC International Insurance Company as a platform for much of the European and other international risks previously underwritten by Houston Casualty Company-London.

HCC International Insurance Company

HCC International Insurance Company PLC writes diversified financial products business, primarily surety, credit and professional indemnity products, and non-United States based London market account risks. HCC International Insurance Company has been in operation since 1982 and is domiciled in the United Kingdom. HCC International Insurance Company’s 2008 gross written premium was $233.9 million. We intend to continue to expand the underwriting activities of HCC International Insurance Company and to use it as an integral part of a European platform for our international insurance operations.

U.S. Specialty Insurance Company

U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It primarily writes diversified financial products, aviation and accident and health business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2008 was $555.6 million.

HCC Life Insurance Company

HCC Life Insurance Company is an Indiana-domiciled life insurance company. It operates as primarily a larger group life, accident and health insurer. Its primary products are medical stop-loss and medical excess business. This business is produced by unaffiliated agents, brokers and third party administrators. In 2006, the Health Products Division was acquired and integrated into HCC Life Insurance Company. HCC Life Insurance Company’s gross written premium in 2008 was $692.1 million.

Avemco Insurance Company

Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of general aviation business. It has also been an issuing carrier for accident and health business and some other lines of business underwritten by our underwriting agencies and an affiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2008 was $48.5 million.

American Contractors Indemnity Company

American Contractors Indemnity Company is a California-domiciled surety company. It writes court, specialty contract, license and permit, and bail bonds. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2008 gross written premium was $87.5 million.

HCC Europe

Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer. It underwrites diversified financial products business. HCC Europe is also an issuing carrier for diversified financial products business underwritten by an affiliated underwriting agencies and has been in operation since 1978. HCC Europe’s gross written premium in 2008 was $129.4 million.

HCC Reinsurance Company

HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company that writes assumed reinsurance from our insurance companies and a limited amount of direct insurance. HCC Reinsurance Company is an issuing carrier for diversified financial products business underwritten by our underwriting agency, HCC Indemnity Guaranty. HCC Reinsurance Company also reinsures our proportional interests in Lloyd’s of London Syndicates 4040 and 4141. HCC Reinsurance Company’s gross written premium in 2008 was $135.0 million.

HCC Specialty Insurance Company

HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company in operation since 2002. It writes diversified financial products and other specialty lines of business produced by affiliated underwriting. HCC Specialty Insurance Company’s gross written premium in 2008 was $21.5 million and was 100% ceded to Houston Casualty Company.

United States Surety Company

United States Surety Company is a Maryland-domiciled surety company that has been in operation since 1996. It writes contract bonds and operates as a part of our HCC Surety Group. United States Surety Company’s 2008 gross written premium was $24.7 million.

Perico Life Insurance Company

Perico Life Insurance Company was a previously dormant company acquired in December 2005 and is a Delaware-domiciled life insurance company. Perico Life Insurance Company now operates as primarily a small group life, accident and health insurer. Its principal product is medical stop-loss business. In 2006, we consolidated the operations of Perico Ltd. into Perico Life Insurance Company. Perico Life Insurance Company’s 2008 gross written premium was $52.3 million.

HCC Insurance Company

HCC Insurance Company is an Indiana-domiciled property and casualty insurance company. It writes business included in our other specialty lines of business that is produced by one of our underwriting agencies. HCC Insurance Company’s gross written premium in 2008 was $13.5 million and was 100% ceded to Houston Casualty Company.

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

Pioneer General Insurance Company

Pioneer General Insurance Company, which was acquired in 2007, primarily writes a small amount of bail bond business in Colorado.

Underwriting Agency Operations

Historically, we have acquired underwriting agencies with seasoned books of business and experienced underwriters. These agencies control the distribution of their business. After we acquire an agency, we generally begin to write some or all of its business through our insurance companies, and, in some cases, the insurance companies reinsure some of the business with unaffiliated insurance companies. Over time, we retain greater percentages of this business, reducing the revenues of our underwriting agencies, but increasing our underwriting profits. We have also consolidated certain of our underwriting agencies with our insurance companies when our retention of their business approached 100%. We plan to continue this process into the future.

Our underwriting agencies act on behalf of affiliated and unaffiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure the business written by our underwriting agencies. Our underwriting agencies generated total revenue in 2008 of $162.1 million.

Professional Indemnity Agency

Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with operations in San Francisco, California, Concord, California, and Auburn Hills, Michigan, acts as an underwriting manager for diversified financial products specializing in directors’ and officers’ liability and professional indemnity, kidnap and ransom, employment practice liability, public entity, fidelity, difference in conditions (earthquake) and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1977.

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

HCC Underwriting Agency, Ltd. (UK)

HCC Underwriting Agency, Ltd. (UK) is a managing agent for two Lloyd’s of London syndicates, Syndicates 4040 and 4141, which specialize in United Kingdom third party liability, employers’ liability, and short-term medical risks. One of our insurance companies is a participant in these syndicates, with current participation of 87% in Syndicate 4040 and 100% in Syndicate 4141. We plan to use HCC Underwriting Agency, Ltd. (UK) and its managed syndicates as a platform for expanding our operations within the Lloyd’s of London market. HCC Underwriting Agency, Ltd. (UK) has been in operation since 2004.

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

Reinsurance and Insurance Broker Operations

Our reinsurance and insurance brokers provide a variety of services, including marketing, placing, consulting on and servicing insurance risks for their clients, which include medium to large corporations, unaffiliated and affiliated insurance and reinsurance companies, and other risk-taking entities. The brokers earn commission income and, to a lesser extent, fees for certain services, which are generally paid by the underwriters with whom the business is placed. Some of these risks may be initially underwritten by our insurance companies, and they may retain a portion of the risk. Total revenue generated by our brokers in 2008 amounted to $26.3 million.

Rattner Mackenzie

Rattner Mackenzie Limited is a reinsurance broker based in London, England. Rattner Mackenzie specializes in group life, accident and health reinsurance and some specialty property and casualty lines of business. It operates as a Lloyd’s of London broker for insurance and reinsurance business placed on behalf of unaffiliated and affiliated insurance companies, reinsurance companies and underwriting agencies and has been in operation since 1989.

Continental Underwriters

Continental Underwriters Ltd. is an insurance broker based in Covington, Louisiana, specializing in commercial marine insurance and has been in operation since 1970.

Other Operations

Other operating income consists of the following:

•	equity in the earnings of mainly insurance-related companies in which we invest,

•	dividends and interest from certain other insurance-related strategic investments and gains or losses from the disposition of these investments,

•	income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments,

•	income related to a mortgage guaranty reinsurance contract which is accounted for utilizing deposit accounting,

•	the profit or loss from a portfolio of trading securities, and

•	other miscellaneous income.

Other operating income was $9.6 million in 2008 and $43.5 million in 2007, and can vary considerably from period to period depending on the amount of investment or disposition activity. In the fourth quarter of 2006, we began liquidating our trading portfolio, a process that was completed in 2007 with the exception of two investment positions which were sold in 2008. We invested the proceeds primarily in fixed income securities.

Operating Ratios

Premium to Surplus Ratio

This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2008		2007	2006	2005	2004

Gross written premium	$2,510,612		$2,460,498	$2,243,843	$2,049,116	$1,992,361
Net written premium	2,064,091		1,985,641	1,812,896	1,495,931	1,121,343
Policyholders’ surplus	1,852,684		1,744,889	1,342,054	1,110,268	844,851
Gross written premium ratio	135.5%		141.0%	167.2%	184.6%	235.8%
Gross written premium industry average(1)		*	160.7%	171.0%	192.7%	201.6%
Net written premium ratio	111.4%		113.8%	135.1%	134.7%	132.7%
Net written premium industry average(1)	90.0	%**	84.2%	90.4%	99.8%	108.5%

(1)	Source: A.M. Best Company, Inc.
*	Not available
**	Estimated by A.M. Best Company, Inc.

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

	2008	2007	2006	2005	2004

Loss ratio	60.4%	59.6%	59.2%	67.1%	63.8%
Expense ratio	25.0	23.8	25.0	26.1	26.7

Combined ratio — GAAP	85.4%	83.4%	84.2%	93.2%	90.5%

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

	2008	2007	2006	2005	2004

Loss ratio	60.8%	60.6%	60.0%	67.1%	64.3%
Expense ratio	24.3	23.9	24.0	25.5	26.7

Combined ratio — Statutory	85.1%	84.5%	84.0%	92.6%	91.0%

Industry average	104.7 *	95.7	92.5%	100.7%	98.3%

*	Estimated by A. M. Best Company, Inc.

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

Reserves

Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses (which include provisions for potential movement in reported losses, as well as for claims that have occurred but have not yet been reported to us), less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.

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

To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following:

•	information used to price the applicable policies,

•	historical loss information where available,

•	any public industry data for that line or similar lines of business,

•	an assessment of current market conditions, and

•	a claim-by-claim review by management, where actuarial homogenous data is unavailable.

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

Each quarter, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. We consistently maintain total consolidated net reserves above the total actuarial point estimate but within the actuarial range.

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

We underwrite risks that are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings. Generally, we match the reserves denominated in foreign currencies with assets denominated in the same currency resulting in a natural hedge that mitigates the effects of exchange rate fluctuation.

The loss development triangles show changes in our reserves in subsequent years from the prior loss estimates, based on experience at the end of each succeeding year, on the basis of generally accepted accounting principles. The estimate is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. A redundancy means the original estimate was higher than the current estimate; a deficiency means that the current estimate is higher than the original estimate.

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

This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

Balance sheet reserves	$3,415,230	$3,227,080	$3,097,051	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117	$871,104	$460,511
Reserve adjustments from acquisition and disposition of subsidiaries	—	32,131	28,348	15,427	3,368	—	5,587	—	(66,571)	(32,437)	(136)

Adjusted reserves	3,415,230	3,259,211	3,125,399	2,829,147	2,092,567	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375
Cumulative paid at:
One year later		902,352	797,217	689,126	511,766	396,077	418,809	390,232	400,279	424,379	229,746
Two years later			1,260,672	1,077,954	780,130	587,349	548,941	612,129	537,354	561,246	367,512
Three years later				1,385,011	993,655	772,095	659,568	726,805	667,326	611,239	419,209
Four years later					1,144,350	866,025	823,760	803,152	720,656	686,730	435,625
Five years later						1,002,058	886,458	921,920	758,126	721,011	453,691
Six years later							1,003,780	1,009,049	835,994	725,639	462,565
Seven years later								1,101,393	924,803	752,733	462,126
Eight years later									964,763	817,615	464,748
Nine years later										844,300	474,358
Ten years later											475,970
Re-estimated liability at:
End of year	3,415,230	3,259,211	3,125,399	2,829,147	2,092,567	1,525,313	1,164,502	1,132,258	877,546	838,667	460,375
One year later		3,187,167	3,034,778	2,825,846	2,121,839	1,641,426	1,287,003	1,109,098	922,080	836,775	550,409
Two years later			2,918,269	2,714,374	2,115,671	1,666,931	1,393,143	1,241,261	925,922	868,438	545,955
Three years later				2,631,477	2,028,501	1,690,729	1,464,448	1,384,608	1,099,657	854,987	547,179
Four years later					2,002,477	1,619,744	1,506,360	1,455,046	1,102,636	900,604	537,968
Five years later						1,639,621	1,453,674	1,480,193	1,135,143	887,272	522,183
Six years later							1,467,540	1,433,630	1,137,652	894,307	521,399
Seven years later								1,462,481	1,079,353	899,212	513,918
Eight years later									1,113,971	879,805	511,323
Nine years later										881,947	497,774
Ten years later											493,167
Cumulative redundancy (deficiency)		$72,044	$207,130	$197,670	$90,090	$(114,308)	$(303,038)	$(330,223)	$(236,425)	$(43,280)	$(32,792)

The gross redundancies reflected in the above table for 2004 through 2007 resulted primarily from the following activity:

•	Excluding certain runoff business described below, during 2008, we recorded favorable development of $106.2 million. Most of this was from our diversified financial products line of business on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and an assumed quota share program reported in our other specialty lines for the 2005 and prior accident years. These changes primarily affected the 2003 through 2006 accident years.

•	Excluding certain runoff business described below, during 2007, we recorded favorable development of $44.1 million. Most of this was from the 2003 and 2004 underwriting years in our diversified financial products line of business, which affected 2003 through 2005 accident years.

•	During 2008, we recorded adverse development of $34.1 million on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business due to our continuing evaluation of reserves, primarily on the 2000 accident year. During 2007, we recorded favorable development of $46.5 million on the same run-off accident and health business. The combined effect of these entries was favorable development of $12.4 million.

The gross deficiencies reflected in the above table for 1999 through 2003 resulted from the following:

•	During 2005, 2004 and 2003, we recorded $49.8 million, $127.7 million and $132.9 million, respectively, in gross losses on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business. Collectively, these transactions primarily affected the 1999, 2000 and 2001 accident years.

•	The 2000 and 1999 years in the table were also adversely affected by late reporting loss information received during 2001 for certain other discontinued business.

The gross reserves in the discontinued lines of business, particularly with respect to run-off assumed accident and health reinsurance business, produced substantial adverse development from 2003 through 2005. This assumed accident and health reinsurance is primarily excess coverage for large losses related to workers’ compensation policies. Losses tend to develop and affect excess covers considerably after the original loss was incurred. Additionally, certain primary insurance companies that we reinsured have experienced financial difficulty and some of them are in liquidation, with guaranty funds now responsible for administering the business. Losses related to this business are historically late reporting. While we attempt to anticipate these conditions in setting our gross reserves, we have only been partially successful to date, and there could be additional adverse development in these reserves in the future. The gross losses that have developed adversely have been substantially reinsured and, therefore, the net effects have been much less.

The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2008	2007	2006

Gross reserves for loss and loss adjustment expense payable at beginning of year	$3,227,080	$3,097,051	$2,813,720
Gross reserve additions from acquired businesses	32,131	826	146,811
Foreign currency adjustment	(102,777)	34,202	46,422
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,707,538	1,443,031	1,222,139
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	(72,044)	(90,621)	(3,301)

Incurred loss and loss adjustment expense	1,635,494	1,352,410	1,218,838

Loss and loss adjustment expense payments for claims occurring during:
Current year	474,346	460,192	439,614
Prior years	902,352	797,217	689,126

Loss and loss adjustment expense payments	1,376,698	1,257,409	1,128,740

Gross reserves for loss and loss adjustment expense payable at end of year	$3,415,230	$3,227,080	$3,097,051

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The favorable development for 2008 related primarily to reserve reductions in our diversified financial products line of business on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and an assumed quota share program reported in our other specialty lines for the 2005 and prior accident years. This was partially offset by reserve increases on certain run-off assumed accident and health business reported in our discontinued lines. The favorable development for 2007 was caused by decreasing reserves on the same run-off accident and health business, plus other reductions primarily from our diversified financial products line of business on the 2003 and 2004 underwriting years.

This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999	1998

Reserves, net of reinsurance	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872	$273,606	$118,912
Reserve adjustments from acquisition (disposition) of subsidiaries	—	29,053	25,730	14,218	3,168	—	5,587	—	(6,048)	(3,343)	(410)
Effect on loss reserves of 1999 write off of reinsurance recoverables	—	—	—	—	—	—	—	—	—	—	63,851

Adjusted reserves, net of reinsurance	2,416,271	2,371,853	2,134,691	1,547,651	1,062,451	705,200	464,289	313,097	243,824	270,263	182,353
Cumulative paid, net of reinsurance, at:
One year later		687,675	556,096	222,336	172,224	141,677	115,669	126,019	102,244	145,993	56,052
Two years later			858,586	420,816	195,663	135,623	152,674	131,244	139,659	174,534	103,580
Three years later				588,659	337,330	124,522	115,214	163,808	118,894	185,744	113,762
Four years later					424,308	217,827	88,998	93,405	138,773	180,714	121,293
Five years later						313,315	155,708	59,936	158,935	197,416	120,452
Six years later							242,904	125,311	137,561	200,833	127,254
Seven years later								186,224	194,517	188,901	131,631
Eight years later									240,590	244,069	132,614
Nine years later										251,180	142,815
Ten years later											142,975
Re-estimated liability, net of reinsurance, at:
End of year	2,416,271	2,371,853	2,134,691	1,547,651	1,062,451	705,200	464,289	313,097	243,824	270,263	182,353
One year later		2,289,482	2,108,294	1,541,125	1,087,845	735,678	487,403	306,318	233,111	260,678	186,967
Two years later			1,997,867	1,514,632	1,087,123	770,497	500,897	338,194	222,330	254,373	175,339
Three years later				1,426,548	1,081,140	792,099	571,403	366,819	259,160	244,650	171,165
Four years later					1,040,333	808,261	585,741	418,781	267,651	258,122	163,349
Five years later						794,740	613,406	453,537	296,396	254,579	155,931
Six years later							597,666	462,157	305,841	271,563	157,316
Seven years later								455,279	311,344	277,841	156,376
Eight years later									307,262	279,412	155,016
Nine years later										274,668	159,514
Ten years later											151,261
Cumulative redundancy (deficiency)		$82,371	$136,824	$121,103	$22,118	$(89,540)	$(133,377)	$(142,182)	$(63,438)	$(4,405)	$31,092

The net redundancies reflected in the above table for 2005 through 2007 resulted primarily from the following:

•	Reserve reductions in 2008 from our diversified financial products line of business on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and an assumed quota share program reported in our other specialty lines for the 2005 and prior accident years. These changes primarily affected the 2003 through 2006 accident years.

•	Reserve reductions in 2007 from the 2003 and 2004 underwriting years in our diversified financial products line of business, which primarily affected the 2003 through 2005 accident years.

•	Reserve reductions in 2006 on prior year hurricanes and aviation, affecting primarily the 2004 and 2005 accident years.

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

The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2008	2007	2006

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,342,800	$2,108,961	$1,533,433
Net reserve additions from acquired businesses	29,053	742	146,811
Foreign currency adjustment	(82,677)	27,304	36,957
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,294,244	1,210,344	1,018,382
Increase (decrease) in estimated loss and loss adjustment expense for claims occurring in prior years*	(82,371)	(26,397)	(6,526)

Incurred loss and loss adjustment expense	1,211,873	1,183,947	1,011,856

Loss and loss adjustment expense payments for claims occurring during:
Current year	397,103	422,058	397,760
Prior years	687,675	556,096	222,336

Loss and loss adjustment expense payments	1,084,778	978,154	620,096

Net reserves for loss and loss adjustment expense payable at end of year	$2,416,271	$2,342,800	$2,108,961

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The favorable development for 2008 related primarily to reserve reductions in our diversified financial products line of business on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and an assumed quota share program reported in our other specialty lines for the 2005 and prior accident years. The favorable development for 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years. The favorable development for 2006 related to a reduction in prior year hurricane reserves and a reduction in aviation reserves, mostly offset by another commutation charge on the run-off accident and health business.

Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

We write directors’ and officers’, professional indemnity and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit market related issues. We also write trade credit business and provide coverage for certain financial institutions, which have potential exposure to shareholder lawsuits as a result of the current economic environment. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall reserves for this business.

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

Enterprise Risk Management

Our Enterprise Risk Management (ERM) process provides us with a structured process for identifying business opportunities as well as downside risks or threats. This process enables us to assess risks in a more transparent and consistent manner, resulting in improved recognition, management and monitoring of risk. With ERM, we are creating a risk awareness culture throughout the organization that will allow us to continue to achieve strong risk management practices. In support of our ERM initiative, a Corporate Vice President who reports to the President and her staff are responsible for the process. Our Internal Risk Committee, composed of senior operating management, oversees the process. Our Board of Directors has established an Enterprise Risk Oversight Committee that monitors the ERM process on behalf of the Board of Directors.

Regulation

The business of insurance is extensively regulated by the government. At this time, the insurance business in the United States is regulated primarily by the individual states. Additional federal regulation of the insurance industry may occur in the future.

Our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. We devote a significant effort to obtain and maintain our licenses and to comply with the diverse and complex regulatory structure. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, regulatory authorities are vested with broad discretion to grant, renew and revoke licenses and approvals and to implement regulations governing the business and operations of insurers, insurance agents, brokers and third party administrators.

Insurance Companies

Our insurance companies are subject to regulation and supervision by the states and by other jurisdictions in which they do business. Regulation by the states varies, but generally involves regulatory and supervisory powers exercised by a state insurance official. In the United States, the regulation and supervision of our insurance operations primarily entails:

•	approval of policy forms and premium rates,

•	licensing of insurers and their agents,

•	periodic examinations of our operations and finances,

•	prescription of the form and content of records of financial condition to be filed with the regulatory authority,

•	required levels of deposits for the benefit of policyholders,

•	requiring certain methods of accounting,

•	requiring reserves for unearned premium, losses and other purposes,

•	restrictions on the ability of our insurance companies to pay dividends,

•	restrictions on the nature, quality and concentration of investments,

•	restrictions on transactions between insurance companies and their affiliates,

•	restrictions on the size of risks insurable under a single policy, and

•	standards of solvency, including risk-based capital measurement (which is a measure developed by the National Association of Insurance Commissioners and used by state insurance regulators to identify insurance companies that potentially are inadequately capitalized).

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

Underwriting Agencies and Reinsurance and Insurance Brokers

In addition to the regulation of insurance companies, the states impose licensing and other requirements on the underwriting agency and service operations of our other subsidiaries. These regulations relate primarily to:

•	advertising and business practice rules,

•	contractual requirements,

•	financial security,

•	licensing as agents, brokers, reinsurance brokers, managing general agents or third party administrators,

•	limitations on authority, and

•	recordkeeping requirements.

Statutory Accounting Principles

The principal differences between statutory accounting principles for our domestic insurance company subsidiaries and generally accepted accounting principles, the method by which we report our consolidated financial results to our shareholders, are as follows:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles whereas, under generally accepted accounting principles, there is no such provision unless the recoverables are deemed to be doubtful of collection,

•	certain assets that are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles, but are included in a balance sheet prepared in accordance with generally accepted accounting principles,

•	only some of the deferred tax asset is recognized under statutory accounting principles,

•	fixed income investments classified as available for sale are recorded at market value for generally accepted accounting principles and at amortized cost under statutory accounting principles,

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles, and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and, under generally accepted accounting principles, such costs are deferred and amortized to expense as the related premium is earned.

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

Risk-Based Capital

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2008, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 for the purpose of ensuring the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Extension Act of 2005 extended TRIA through December 31, 2007. On December 26, 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act). The Reauthorization Act extends the program through December 31, 2014. A major provision of the Reauthorization Act is the revision of the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act sets the Federal share of compensation (subject to a $100.0 million program trigger) for program years 2008 — 2014 at 85%, excess of our retention level, up to the maximum annual liability cap of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act also established a deductible that each insurer would have to meet before Federal reimbursement would occur. For 2009, our deductible is approximately $100.7 million.

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

Employees

At December 31, 2008, we had 1,864 employees. Of this number, 946 are employed by our insurance companies, 625 are employed by our underwriting agencies, 78 are employed by our reinsurance and insurance brokers and 215 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

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

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees as well as a portion of our general expenses, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in severity or claims, frequency of claims, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses including changes in claims handling procedures, inflation, judicial trends, and legislative changes. Current events such as the recent subprime issues, the state of the financial markets, the economic downturn and the severe decline in equity markets may result in an increase in the number of claims and the severity of the claims reported, particularly in lines of business such as directors’ and officers’ liability, professional indemnity and trade credit insurance. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events, particularly in volatile economic times now being experienced. If actual claims prove to be greater than our reserves, our financial position, results of operations and liquidity may be materially adversely affected.

We may be impacted by claims relating to the recent credit market downturn and subprime insurance exposures.

We write corporate directors’ and officers’, errors and omissions and other insurance coverages for financial institutions and financial services companies. The recent financial downturn has had an impact on this industry segment. As a result, this industry segment has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial condition and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued and our financial position and results of operations may be materially adversely affected.

We are subject to extensive governmental regulation.

We are subject to extensive governmental regulation and supervision. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework that applies to our operations in that jurisdiction. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which ultimately may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our results of operations. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business. Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. The effect of these arrangements could materially adversely affect our results of operations.

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

Our underwriting success is dependent on our ability to accurately assess the risks associated with the business on which the risk is retained. We rely on the experience of our underwriting staff in assessing these risks. If we fail to assess accurately the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net earnings. The underwriting process is further complicated by our exposure to unpredictable developments, including earthquakes, weather-related events and other natural catastrophes, as well as war and acts of terrorism and those that may result from the current volatility in the financial markets and the economic downturn.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance companies. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such line of business and in the event of significant losses associated with such risks or lines of business could have a material adverse effect on our financial position, results of operations and cash flows.

If we are unable to purchase adequate reinsurance protection for some of the risks we have underwritten, we will be exposed to any resulting unreinsured losses.

We purchase reinsurance for a portion of the risks underwritten by our insurance companies, especially volatile and catastrophe-exposed risks. Market conditions beyond our control determine the availability and cost of the reinsurance protection we purchase. In addition, the historical results of reinsurance programs and the availability of capital also affect the availability of reinsurance. Our reinsurance facilities are generally subject to annual renewal. We cannot assure that we can maintain our current reinsurance facilities or that we can obtain other reinsurance facilities in adequate amounts and at favorable rates. Further, we cannot determine what effect catastrophic losses will have on the reinsurance market in general and on our ability to obtain reinsurance in adequate amounts and, in particular, at favorable rates. If we are unable to renew or to obtain new reinsurance facilities on acceptable terms, either our net exposures would increase or, if we are unwilling to bear such an increase in exposure, we would have to reduce the level of our underwriting commitments, especially in catastrophe-exposed risks. Either of these potential developments could have a material adverse effect on our financial position, results of operations and cash flows. The lack of available reinsurance may also materially adversely affect our ability to generate fee and commission income in our underwriting agency and reinsurance broker operations.

If the companies that provide our reinsurance do not pay all of our claims, we could incur severe losses.

We purchase reinsurance by transferring, or ceding, all or part of the risk we have assumed as a direct insurer to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. Through reinsurance, we have the contractual right to collect the amount reinsured from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure you that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. Additionally, catastrophic losses from multiple direct insurers may accumulate within the more concentrated reinsurance market and result in claims that adversely impact the financial condition of such reinsurers and thus their ability to pay such claims. Further, additional adverse developments in the capital markets could affect our reinsurers’ ability to meet their obligations to us. If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, whether because they are in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

As a direct insurer, we may have significant exposure for terrorist acts.

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007, for up to 85% of our losses in 2009 up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Reauthorization Act during 2009 is approximately $100.7 million.

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

In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors’ and officers’ liability (diversified financial products), employer sponsored, self-insured medical plans (medical stop-loss), professional indemnity (diversified financial products) and surety (diversified financial products), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s of London, ACE and XL in our London market business; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health and Symetra Financial Corp. in our group life, accident and health business; and American International Group, The Chubb Corporation, ACE, St. Paul Travelers and XL in our diversified financial products business. We face competition from specialty insurance companies, underwriting agencies and reinsurance brokers, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. Furthermore, due to continuing volatility in the financial markets and related negative economic impact, the U.S. government has intervened in the operations of some of our competitors, which could lead to increased competition on uneconomic terms in certain of our lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

If rating agencies downgrade our financial strength ratings, our business and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company, Inc. The financial strength ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities, and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, our financial position and results of operations could be adversely affected.

We may require additional capital or funds for liquidity in the future, which may not be available or may only be available on unfavorable terms.

Our future capital and liquidity requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current line of credit. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all in this period of extreme stress in the financial markets, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital or funds for liquidity on favorable terms or at all, our business, results of operations and liquidity could be adversely affected. We may also be pre-empted from making acquisitions.

Standard & Poor’s Corporation, Fitch Ratings and A.M. Best Company rate our credit strength. If our credit ratings are reduced, it might significantly impede our ability to raise capital and borrow money, which could materially affect our business, results of operations and liquidity.

We may be unable to attract and retain qualified employees.

We depend on our ability to attract and retain experienced underwriting talent and other skilled employees who are knowledgeable about our business. Certain of our senior underwriters and other skilled employees have employment agreements that are for definite terms, and there is no assurance we will retain these employees beyond the current terms of their agreements. If the quality of our underwriting team and other personnel decreases, we may be unable to maintain our current competitive position in the specialized markets in which we operate and be unable to expand our operations into new markets, which could materially adversely affect our business.

We invest a significant amount of our assets in securities that have experienced market fluctuations, which may greatly reduce the value of our investment portfolio, reduce investment income or generate realized investment losses.

At December 31, 2008, $4.3 billion of our $4.8 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the recent downturn in the market due to subprime credit and other economic issues. For our fixed income securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. Mortgage-backed and other asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Although we maintain an investment grade portfolio (99% are rated “A” or better), all of our fixed income securities are subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issurer defaults, we could have realized losses associated with the impairment of the securities.

The impact of market fluctuations affects our financial statements. Because the majority of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. Unrealized pretax net investment gains (losses) on investments in fixed income securities were $(10.4) million in 2008, $26.7 million in 2007 and $6.9 million in 2006.

In 2007 and 2008, the financial markets and the economy have been severely affected by various events. This has impacted interest rates and has caused large writedowns in other companies’ financial instruments either due to the market fluctuations or the impact of the events on the debtors’ financial condition. The continuing turmoil in the financial markets and the economy could adversely affect the valuation of our investments and cause us to have to record realized impairment losses on our investments, which could have a material adverse effect on our financial position and result of operations.

Our strategy of acquiring other companies for growth may not succeed.

Our strategy for growth includes growing through acquisitions of insurance industry related companies. This strategy presents risks that could have a material adverse effect on our business and financial performance, including:

•	the diversion of our management’s attention,

•	our ability to assimilate the operations and personnel of the acquired companies,

•	the contingent and latent risks associated with the past operations of, and other unanticipated problems arising in, the acquired companies,

•	the need to expand management, administration and operational systems, and

•	increased competition for suitable acquisition opportunities and qualified employees.

We cannot predict whether we will be able to acquire additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and/or the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could materially adversely affect our financial position and results of operations.

We are exposed to goodwill impairment risk as part of our business acquisition strategy.

We have recorded goodwill in connection with the majority of our business acquisitions. We are required to perform goodwill impairment tests at least annually and whenever events or circumstances indicate that the carrying value may not be recoverable from estimated future cash flows. As a result of our annual and other periodic evaluations, we may determine that a portion of the goodwill carrying value needs to be written down to fair value, which could materially adversely affect our financial position and results of operations.

We are an insurance holding company and, therefore, may not be able to receive dividends in needed amounts from our subsidiaries.

Historically, we have had sufficient cash flow from our non-insurance company subsidiaries to meet our corporate cash flow requirements for paying principal and interest on outstanding debt obligations, dividends to shareholders and corporate expenses. However, in the future we may rely on dividends from our insurance companies to meet these requirements. The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries, as well as the regulatory restrictions. As a result, should our other sources of funds prove to be inadequate, we may not be able to receive dividends from our insurance companies at times and in amounts necessary to meet our obligations, which could materially adversely affect our financial position and liquidity.

Because we operate internationally, fluctuations in currency exchange rates may affect our receivable and payable balances and our reserves.

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. We hold assets denominated in comparable foreign currencies to hedge the foreign currency risk related to these reserves and other liabilities denominated in foreign currencies. Our net earnings could be adversely affected by exchange rate fluctuations if we do not hold offsetting positions. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have a materially adverse effect on our results of operations.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer and data processing systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to process our premiums and policies, to process and make claims payments and to prepare all of our management and external financial statements and information. The failure of these systems could interrupt our operations. This could result in a material adverse effect on our business results.

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

The new administration in Washington, D.C. is a proponent of potential changes in the country’s health care delivery system.

The new administration is Washington, D.C. has as one of its key goals to significantly increase the percentage of the population that is covered for health care costs. This may result in significant changes in our health care delivery system in the United States. The type and scope of changes, if any, are not known at this time, but, if changes are made, they could have a material adverse effect on the volume and profitability of our medical stop-loss, medical excess and short-term medical insurance products.

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

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in 55 locations elsewhere in the United States, the United Kingdom, Spain, Bermuda and Ireland. The majority of these additional locations are in leased facilities.

Our principal office facilities are as follows:

Subsidiary	Segment	Location	Sq. Ft.	Termination Date of Lease

HCC and Houston Casualty Company	Insurance Company and Corporate	Houston, Texas	51,000	Owned
Houston Casualty Company	Insurance Company	Houston, Texas	77,000	Owned
Professional Indemnity Agency	Agency	Mount Kisco, New York	38,000	Owned
HCC Life Insurance Company	Insurance Company	Atlanta, Georgia	29,000	December 31, 2011
U.S. Specialty Insurance Company Aviation Division	Insurance Company	Dallas, Texas	28,000	August 31, 2013
HCC Specialty Underwriters	Agency	Wakefield, Massachusetts	28,000	December 31, 2010
G. B. Kenrick & Associates, Inc.	Agency	Auburn Hills, Michigan	27,000	May 31, 2012
HCC Surety Group	Insurance Company	Los Angeles, California	40,000	May 31, 2017
Health Products Division	Insurance Company	Minneapolis, Minnesota	25,000	September 30, 2012
HCC International and Rattner Mackenzie	Insurance Company and Agency	London, England	30,000	December 24, 2015

See also Note 13 to our Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings

Litigation

We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although, the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC.”

The intra-day high and low sales prices for quarterly periods from January 1, 2007 through December 31, 2008, as reported by the New York Stock Exchange, were as follows:

	2008		2007
	High	Low	High	Low

First quarter	$29.03	$21.26	$32.89	$29.39
Second quarter	25.99	20.48	34.45	30.43
Third quarter	30.00	19.12	34.21	25.12
Fourth quarter	26.95	14.17	31.64	27.99

On February 20, 2009, the last reported sales price of our common stock as reported by the New York Stock Exchange was $22.12 per share.

Shareholders

We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 13, 2009, there were 116.6 million shares of common stock issued and 113.6 million shares of common stock outstanding held by 746 shareholders of record; however, we estimate there are approximately 58,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis in 2008 and 2007 were as follows:

	2008	2007

First quarter	$.110	$.100
Second quarter	.110	.100
Third quarter	.125	.110
Fourth quarter	.125	.110

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

Issuer Purchases of Equity Securities

During the fourth quarter of 2008, we purchased our common stock, as follows:

				Approximate Dollar
	Total		Total Number of Shares	Value of Shares
	Number of	Average	Purchased as Part	that May Yet Be
	Shares	Price Paid	of Publicly Announced	Purchased Under the
Period	Purchased	Per Share	Plans or Programs	Plans or Programs

October 1 — October 31, 2008	550,142	$22.30	550,142	$65,860,594
November 1 — November 30, 2008	1,326,614	$20.75	1,326,614	$38,329,778
December 1 — December 31, 2008	76,900	$21.65	76,900	$36,664,593

On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases under the plan will be subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2008, we had repurchased 3,012,761 shares of our common stock in the open market pursuant to our repurchase program.

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2003 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s Midcap 400 Index. The graph assumes that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return to Shareholders
(Includes reinvestment of dividends)

Company/Index	2003	2004	2005	2006	2007	2008

HCC Insurance Holdings, Inc.	$100.00	$105.19	$143.22	$156.67	$141.98	$135.01
S&P Composite 1500 Index	100.00	111.78	118.10	136.21	143.66	90.91
S&P Midcap 400 Index	100.00	116.48	131.11	144.64	156.18	99.59

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Statement of earnings data:
Revenue
Net earned premium	$2,007,774	$1,985,086	$1,709,189	$1,369,988	$1,010,692
Fee and commission income	125,201	140,092	137,131	132,628	183,802
Net investment income	164,751	206,462	152,804	98,851	64,885
Net realized investment gain (loss)	(27,941)	13,188	(841)	1,448	5,822
Other operating income	9,638	43,545	77,012	39,773	19,406

Total revenue	2,279,423	2,388,373	2,075,295	1,642,688	1,284,607

Expense
Loss and loss adjustment expense, net	1,211,873	1,183,947	1,011,856	919,697	645,230
Policy acquisition costs, net	381,441	366,610	319,885	261,708	222,323
Other operating expense	233,509	241,642	222,324	180,990	168,045
Interest expense	16,288	10,304	11,396	7,684	8,374

Total expense	1,843,111	1,802,503	1,565,461	1,370,079	1,043,972

Earnings from continuing operations before income tax expense	436,312	585,870	509,834	272,609	240,635
Income tax expense on continuing operations	131,544	190,441	167,549	84,177	81,940

Earnings from continuing operations	304,768	395,429	342,285	188,432	158,695
Earnings from discontinued operations, net of income taxes(1)	—	—	—	2,760	4,004

Net earnings	$304,768	$395,429	$342,285	$191,192	$162,699

Basic earnings per share data:
Earnings from continuing operations	$2.65	$3.50	$3.08	$1.78	$1.63
Earnings from discontinued operations(1)	—	—	—	0.03	0.04

Net earnings	$2.65	$3.50	$3.08	$1.81	$1.67

Weighted average shares outstanding	114,848	112,873	111,309	105,463	97,257

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Diluted earnings per share data:
Earnings from continuing operations	$2.64	$3.38	$2.93	$1.72	$1.61
Earnings from discontinued operations(1)	—	—	—	0.03	0.04

Net earnings	$2.64	$3.38	$2.93	$1.75	$1.65

Weighted average shares outstanding	115,474	116,997	116,736	109,437	98,826

Cash dividends declared, per share	$0.470	$0.420	$0.375	$0.282	$0.213

	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)

Balance sheet data:
Total investments	$4,804,283	$4,672,277	$3,927,995	$3,257,428	$2,468,491
Premium, claims and other receivables	770,823	763,401	864,705	884,654	891,360
Reinsurance recoverables	1,054,950	956,665	1,169,934	1,361,983	1,104,026
Ceded unearned premium	234,375	244,684	226,125	239,416	311,973
Goodwill	858,849	776,046	742,677	532,947	444,031
Total assets	8,332,383	8,074,645	7,630,132	7,028,800	5,900,568
Loss and loss adjustment expense payable	3,415,230	3,227,080	3,097,051	2,813,720	2,089,199
Unearned premium	977,426	943,946	920,350	807,109	741,706
Premium and claims payable	405,287	497,974	646,224	753,859	766,765
Notes payable	344,714	324,714	308,887	309,543	311,277
Shareholders’ equity	2,639,341	2,440,365	2,042,803	1,690,435	1,325,498
Book value per share(2)	$23.27	$21.21	$18.28	$15.26	$12.99

(1)	Discontinued operations in 2005 and 2004 represent gains from a contractual earnout related to the 2003 sale of our retail brokerage operation, HCC Employee Benefits, Inc.

(2)	Book value per share is calculated by dividing outstanding shares into total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the related Notes thereto.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, participations in two Lloyd’s of London syndicates that we manage, underwriting agencies and a London-based reinsurance broker. Our shares are traded on the New York Stock Exchange and closed at $26.75 on December 31, 2008. We had a market capitalization of $2.5 billion at February 20, 2009.

We have shareholders’ equity of $2.6 billion at December 31, 2008. Our book value per share increased 10% in 2008 to $23.27 at December 31, 2008, up from $21.21 per share at December 31, 2007. We had net earnings of $304.8 million, or $2.64 per diluted share, and generated $506.0 million of cash flow from operations in 2008. We declared dividends of $0.47 per share in 2008, compared to $0.42 per share in 2007, and paid $52.5 million of dividends in 2008. We repurchased 3.0 million shares of our common stock for $63.3 million, at an average cost of $21.02 per share in 2008. We currently have $4.3 billion of fixed maturity securities with an average rating of AA+ that are available to fund claims and other liabilities. We maintain a $575.0 million Revolving Loan Facility that allows us to borrow up to the maximum on a revolving basis, under which we have $340 million of additional capacity at February 20, 2009. The facility expires in December 2011. We are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “AA (Very Strong)” by Fitch Ratings. Our major domestic insurance companies are rated “A+ (Superior)” by A.M. Best Company, Inc.

We earned $304.8 million or $2.64 per diluted share in 2008, compared to $395.4 million or $3.38 per diluted share in 2007. The reductions are due to catastrophic losses from hurricanes occurring in 2008 and lower income from investment-related items, which are discussed in the Results of Operations section. Profitability from our underwriting operations remains at acceptable levels despite rate pressure from competitors on certain lines of business and losses from the 2008 hurricanes. During 2008, we had $82.4 million of positive reserve development, of which 70% was offset by increases in ultimate loss ratios in accident year 2008 above those set at the beginning of the year for certain of our business written in 2007 and 2008, due to higher notices of claims stemming from recent credit market issues. We had $26.4 million of positive reserve development in 2007, of which 50% was offset by increases in ultimate loss ratios in accident year 2007 for certain business written in 2006 and 2007. Our 2008 combined ratio was 85.4%, which included 1.2 percentage points for the 2008 hurricane losses, compared to 83.4% for 2007. Investment income on our fixed income securities grew $24.1 million in 2008, but our alternative investments, consisting mainly of fund-of-fund hedge fund investments, incurred losses of $30.8 million, and we had realized investment losses of $27.9 million from the sale or other-than-temporary impairment of fixed income securities with credit-related issues.

We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes and earthquakes to minimize the impact on our net earnings and shareholders’ equity.

We generate our revenue from six primary sources:

•	risk-bearing earned premium produced by our insurance companies’ operations,

•	non-risk-bearing fee and commission income received by our underwriting agencies and brokers,

•	ceding commissions in excess of policy acquisition costs earned by our insurance companies,

•	investment income earned by all of our operations,

•	realized investment gains and losses related to our fixed income securities portfolio, and

•	other operating income and losses, mainly from strategic investments.

We produced $2.3 billion of total revenue in 2008, which was 5% lower than in 2007. Total revenue decreased $109.0 million year-over-year due to certain investment-related items discussed in the Results of Operations section.

During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics. During the past three years, we acquired two insurance businesses for total consideration of $152.2 million and eight underwriting agencies for total consideration of $100.2 million. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

The following section discusses our key operating results. The reasons for any significant variations between 2007 and 2006 are the same as those discussed for variations between 2008 and 2007, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Net earnings were $304.8 million ($2.64 per diluted share) in 2008 compared to $395.4 million ($3.38 per diluted share) in 2007. The decrease in net earnings primarily resulted from hurricane losses and the investment-related items described below. Diluted earnings per share benefited from the repurchase of 3.0 million shares of our common stock in 2008. Both the share repurchases and our lower stock price in 2008 caused the reduction in our diluted weighted-average shares outstanding from 117.0 million in 2007 to 115.5 million in 2008.

The following items affected pretax earnings in 2008 compared to 2007:

	2008	2007	2006

Pretax earnings (loss) from:
2008 hurricanes (including reinsurance reinstatement premium)	$(22,304)	$—	$—
Prior years’ reserve development, net of increases in current year loss ratios	24,893	13,132	11,915
Alternative investments	(30,766)	23,930	14,161
Net realized investment loss (excluding 2007 foreign currency gain)	(16,808)	(209)	(841)
Other-than-temporary impairments	(11,133)	—	—
Trading securities	(11,698)	3,881	24,100
Strategic investments	9,158	21,618	39,368

•	We incurred gross losses of $98.2 million resulting from Hurricanes Gustav and Ike (referred to herein as “the 2008 hurricanes”). Our pretax loss after reinsurance in 2008 was $22.3 million, which included $19.4 million of losses reported in loss and loss adjustment expense and $2.9 million of premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium.

•	In 2008, we had favorable development of our prior years’ net loss reserves of $82.4 million, which was offset by $57.5 million of loss expense for increases in ultimate loss ratios in accident year 2008 above those set at the beginning of the year for business written in 2007 and 2008. In 2007, we had favorable development of prior years’ loss reserves of $26.4 million, which was offset by $13.3 million of loss expense for increases in ultimate loss ratios in accident year 2007 for business written in 2006 and 2007.

•	Our alternative investments generated $30.8 million of market-related losses in 2008, compared to $23.9 million of income in 2007. The related income or loss is included in net investment income. We gave notice to redeem all of the alternative investments in the third quarter of 2008. We received $48.6 million of cash through February 2009, which we reinvested in fixed income securities. We had $46.0 million of alternative investments at year-end 2008, for which we will receive the funds in 2009.

•	In 2008, to manage credit-related risk in our investment portfolio, we sold all of our investments in preferred stock and certain bonds of entities that were experiencing financial difficulty. We recorded a realized investment loss of $23.4 million related to these sales. The total net realized investment loss on the sale of all securities was $16.8 million in 2008, compared to a net realized investment gain of $13.2 million in 2007. The 2007 gain included $13.4 million of embedded currency conversion gains on certain available for sale fixed income securities that we sold in 2007, which was offset by a $13.4 million foreign currency loss recorded in other operating expense.

•	We recognized other-than-temporary impairments on securities in our available for sale securities portfolio of $11.1 million in 2008, which we recorded in net realized investment loss. There were no such impairments recorded in 2007.

•	Our trading portfolio had losses of $11.7 million in 2008, compared to gains of $3.9 million in 2007. These gains and losses are reported in other operating income. We discontinued the active trading of securities in late 2006 and sold the remaining two positions in 2008.

•	We sold strategic investments in 2008 and 2007 and realized gains of $9.2 million and $21.6 million, respectively. These gains are reported within other operating income.

Net earnings increased 16% in 2007, from $342.3 million ($2.93 per diluted share) in 2006 to $395.4 million ($3.38 per diluted share) in 2007, mainly due to growth in underwriting profits, favorable prior year loss development and higher net investment income. Net earnings in 2006 included an after-tax loss of $13.1 million due to a reinsurance commutation. During 2006, we reached agreements with various reinsurers to commute a large reinsurance contract on certain run-off assumed accident and health reinsurance business included in our discontinued lines, for which we had reinsurance recoverables of $120.2 million at the date of commutation. In consideration for discounting the recoverables and reassuming the associated loss reserves, we agreed to accept cash payments that were less than the related recoverables. We recorded pretax losses of $20.2 million in 2006 related to this commutation, which was included in loss and loss adjustment expense in our insurance company segment. We expect to recoup these losses over future years as we earn interest on the cash proceeds from the commutations prior to the related claims being paid.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2008	2007	2006

Net earned premium	88.1%	83.1%	82.3%
Fee and commission income	5.5	5.9	6.6
Net investment income	7.2	8.6	7.4
Net realized investment gain (loss)	(1.2)	0.6	—
Other operating income	0.4	1.8	3.7

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	53.2	49.6	48.8
Policy acquisition costs, net	16.7	15.4	15.4
Other operating expense	10.2	10.1	10.7
Interest expense	0.7	0.4	0.5

Earnings before income tax expense	19.1	24.5	24.6
Income tax expense	5.8	7.9	8.1

Net earnings	13.4%	16.6%	16.5%

Total revenue decreased 5% to $2.3 billion in 2008 and increased 15% to $2.4 billion in 2007. The 2008 decrease was due to lower income and losses from the investment-related items discussed in the Results of Operation section. The 2007 increase was driven by significant growth in net earned premium and higher investment income. Approximately 55% of the increase in revenue in 2007 was due to the acquisition of businesses.

Gross written premium, net written premium and net earned premium are detailed below. Premium increased in 2008 principally from growth in our diversified financial products and other specialty lines of business and our recent acquisitions. Net written premium and net earned premium increased for the same reasons, as well as from higher retentions and lower reinsurance costs. The 2007 increases in written and earned premium were primarily due to our 2006 acquisition of the Health Products Division and organic growth in our surety, credit and other specialty lines of business. See the Insurance Company Segment section for further discussion of the relationship and changes in our premium revenue.

	2008	2007	2006

Gross written premium	$2,498,763	$2,451,179	$2,235,648
Net written premium	2,060,618	1,985,609	1,812,552
Net earned premium	2,007,774	1,985,086	1,709,189

The table below shows the source of our fee and commission income. The lower fee and commission income in 2008 resulted from a higher percentage of business being written directly by our insurance companies rather than being underwritten on behalf of third party insurance companies by our underwriting agencies, and higher retentions on certain lines of business.

	2008	2007	2006

Agencies	$81,521	$92,230	$92,566
Insurance companies	43,680	47,862	44,565

Fee and commission income	$125,201	$140,092	$137,131

The sources of our net investment income are detailed below.

	2008	2007	2006

Fixed income securities
Taxable	$98,538	$88,550	$61,386
Exempt from U.S. income taxes	76,172	62,044	51,492

Total fixed income securities	174,710	150,594	112,878
Short-term investments	24,173	37,764	30,921
Alternative investments	(30,766)	23,930	14,161
Other investments	575	—	17

Total investment income	168,692	212,288	157,977
Investment expense	(3,941)	(5,826)	(5,173)

Net investment income	$164,751	$206,462	$152,804

Net investment income decreased 20% in 2008 and increased 35% in 2007. The 2008 decrease was primarily due to lower short-term interest rates and losses on our alternative investments, which are primarily fund-of-fund hedge fund investments compared to alternative investment income in 2007. These investments were impacted by the severe decline in the equity and debt markets. During the third quarter of 2008, we notified the fund managers that we planned to liquidate all of our alternative investments. At December 31, 2008, we recorded a $52.6 million receivable for redemption proceeds in the process of liquidation, of which we had collected cash of $48.6 million through February 2009. We expect the remaining cash will be received later in 2009. At December 31, 2008, the value of our remaining alternative investments was $46.0 million, for which we expect the liquidation process to be completed in 2009. In 2009, we expect to invest the majority of our funds in fixed income securities. Our 2008 investment expense decreased due to the lower or negative investment returns on alternative investments.

Investment income on our fixed income securities increased 16% in 2008 due to higher fixed income investments, which increased to $4.3 billion at December 31, 2008 compared to $3.7 billion at December 31, 2007. The growth in fixed income securities in 2008 resulted primarily from cash flow from operations, the increase in net loss reserves (particularly from our diversified financial products line of business, which generally has a longer time period between reporting and payment of claims), and our shift away from short-term investments in the first half of 2008 as short-term interest rates declined.

The 2007 increase in net investment income was primarily due to growth in fixed income securities, which increased to $3.7 billion at December 31, 2007 compared to $3.0 billion at December 31, 2006, and higher interest rates. The 2007 increase was also due to higher short-term interest rates and higher returns on alternative investments. The growth in fixed income securities in 2007 resulted primarily from cash flow from operations, higher retentions and commutations of reinsurance recoverables in 2006. We increased our investments in tax-exempt securities over the past three years as the relative yields in this sector were higher than in other sectors.

In 2008, we had a $27.9 million net realized investment loss, compared to a net gain of $13.2 million in 2007 and a net loss of $0.8 million in 2006. The 2008 loss included other-than-temporary impairment losses of $11.1 million and $16.8 million of net realized losses related to bonds and preferred stock sold during the year. The 2007 gain included $13.4 million of embedded currency conversion gains on certain available for sale fixed income securities that we sold in December 2007. This realized gain was offset by a $13.4 million foreign currency loss recorded in other operating expense.

We evaluate the securities in our investment portfolio for possible other-than-temporary impairment losses at each quarter end. When we conclude that a decline in a security’s fair value is other than temporary, we recognize the impairment as a realized investment loss. We determine the impairment loss based on the decline in fair value below our cost on the balance sheet date. We recognized other-than-temporary impairment losses of $11.1 million in 2008. There were no other-than-temporary impairment losses in 2007 or 2006.

Other operating income decreased $33.9 million in 2008 and $33.5 million in 2007. The 2008 and 2007 decreases were due to reductions in the net gains from trading securities and from the sales of different strategic investments. The market value of our trading securities declined in 2008, consistent with recent market conditions. We sold our remaining trading positions in 2008. The 2008 decline in income from financial instruments was due to the effect on their value of foreign currency fluctuations in the British pound sterling compared to the U.S. dollar. In 2008, we entered into an agreement to provide reinsurance coverage for certain residential mortgage guaranty contracts. We recorded this contract using the deposit method of accounting, whereby all consideration received is initially recorded as a deposit liability. We are reporting the change in the deposit liability as a component of other operating income. Period to period comparisons of our other operating income may vary substantially, depending on the earnings generated by new transactions or investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of other operating income.

	2008	2007	2006

Strategic investments	$12,218	$27,627	$43,627
Trading securities	(11,698)	3,881	24,100
Financial instruments	(608)	5,572	4,772
Contract using deposit accounting	2,013	—	—
Sale of non-operating assets	2,972	2,051	—
Other	4,741	4,414	4,513

Other operating income	$9,638	$43,545	$77,012

Loss and loss adjustment expense increased 2% in 2008 and 17% in 2007. Both years increased due to growth in net retained premium and were affected by changes in ultimate loss ratios, prior year redundant development and the 2008 hurricanes, as discussed above. Policy acquisition costs increased 4% in 2008 and 15% in 2007, primarily due to the growth in net earned premium and change in the mix of business to lines with a lower loss ratio but higher expense ratio. See the Insurance Company Segment section for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.

Other operating expense, which includes compensation expense, decreased 3% in 2008 and increased 9% in 2007. Excluding the effect of the $13.4 million charge in 2007 that is described below, other operating expense increased 2% in 2008 and 3% in 2007. The increase in both years primarily resulted from compensation and other operating expenses of acquired subsidiaries. We had 1,864 employees at December 31, 2008, compared to 1,682 a year earlier, of which 70% of the increase was from acquired companies. Our 2007 and 2006 other operating expense also included professional fees and legal costs related to our 2006 stock option investigation. In 2007, we had a $13.4 million charge to correct the accounting for embedded currency conversion gains on certain fixed income securities classified as available for sale. Between 2005 and 2007, we used certain available for sale fixed income securities, denominated in British pound sterling, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currency. We had incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed $13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. In 2008, we purchased a portfolio of bonds that we designated as held to maturity to economically hedge our foreign currency exposure.

Other operating expense includes $13.7 million, $12.0 million and $13.1 million in 2008, 2007 and 2006, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. At December 31, 2008, there was approximately $31.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.8 years.

Our effective income tax rate was 30.1% for 2008, compared to 32.5% for 2007 and 32.9% for 2006. The lower rate in 2008 related to the increased benefit from more tax-exempt investment income on a lower pretax base.

At December 31, 2008, book value per share was $23.27, compared to $21.21 at December 31, 2007 and $18.28 at December 31, 2006. In 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock. We repurchased 3.0 million shares for a total cost of $63.3 million and a weighted-average cost of $21.02 per share. The impact of the share repurchases increased our book value per share by $0.06 in 2008. Total assets were $8.3 billion and shareholders’ equity was $2.6 billion, up from $8.1 billion and $2.4 billion, respectively, at December 31, 2007.

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

Insurance Company Segment

Net earnings of our insurance company segment decreased to $301.7 million in 2008 compared to $357.8 million in 2007, which increased from $272.0 million in 2006. The 2008 decrease was primarily due to alternative investment losses (compared to income in 2007 and 2006), net realized investment losses (compared to a gain in 2007), and the 2008 hurricane losses. The growth in 2007 net earnings was driven by improved underwriting results, increased investment income, and the operations of acquired subsidiaries. The 2006 net earnings included $13.1 million of after-tax losses related to a commutation. Even though there is pricing competition in many of our markets, our margins in our insurance companies remain at an acceptable level of profitability due to our underwriting expertise and discipline.

Premium

Gross written premium increased 2% in 2008 to $2.5 billion and 10% in 2007. Net written premium increased 4% to $2.1 billion and net earned premium increased 1% to $2.0 billion in 2008 compared to increases of 10% and 16%, respectively, in 2007. Premium increased in 2008 due to the 2008 acquisitions. However, decreased writings and lower prices in lines impacted by competitive market pressures moderated the effect of more demand and increased prices in certain products. We elected to write less premium in 2008 in certain lines affected by competition. We wrote more business than planned in our diversified financial products lines, particularly in directors’ and officers’ liability and domestic credit, as prices increased in late 2008 and the market reacted to financial issues with other insurance companies. A majority of this additional written premium will be earned in 2009. The 2007 increases in written and earned premium were primarily due to our 2006 acquisition of the Health Products Division and organic growth in our surety, credit and other specialty lines of business. The overall percentage of retained premium of 82% in 2008 essentially remained constant compared to 81% in 2007 and 2006.

The following table details premium amounts and their percentages of gross written premium.

	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Direct	$2,156,613	86%	$2,000,552	82%	$1,867,908	84%
Reinsurance assumed	342,150	14	450,627	18	367,740	16

Gross written premium	2,498,763	100	2,451,179	100	2,235,648	100
Reinsurance ceded	(438,145)	(18)	(465,570)	(19)	(423,096)	(19)

Net written premium	2,060,618	82	1,985,609	81	1,812,552	81
Change in unearned premium	(52,844)	(2)	(523)	—	(103,363)	(5)

Net earned premium	$2,007,774	80%	$1,985,086	81%	$1,709,189	76%

The following tables provide premium information by line of business.

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium

Year Ended December 31, 2008
Diversified financial products	$1,051,722	$872,007	83%	$805,604
Group life, accident and health	829,903	789,479	95	777,268
Aviation	185,786	136,019	73	139,838
London market account	175,561	107,234	61	106,857
Other specialty lines	251,021	151,120	60	173,449
Discontinued lines	4,770	4,759	nm	4,758

Totals	$2,498,763	$2,060,618	82%	$2,007,774

Year ended December 31, 2007
Diversified financial products	$963,355	$771,648	80%	$777,414
Group life, accident and health	798,684	759,207	95	758,516
Aviation	195,809	145,761	74	153,121
London market account	213,716	118,241	55	124,609
Other specialty lines	280,040	191,151	68	171,824
Discontinued lines	(425)	(399)	nm	(398)

Totals	$2,451,179	$1,985,609	81%	$1,985,086

Year ended December 31, 2006
Diversified financial products	$956,057	$794,232	83%	$728,861
Group life, accident and health	621,639	590,811	95	591,070
Aviation	216,208	166,258	77	152,886
London market account	234,868	127,748	54	112,362
Other specialty lines	205,651	133,481	65	123,981
Discontinued lines	1,225	22	nm	29

Totals	$2,235,648	$1,812,552	81%	$1,709,189

nm — Not meaningful comparison

The changes in premium volume and retention levels between years resulted principally from the following factors:

•	Diversified financial products — Written premium increased in 2008 due to higher policy count and price increases in our directors’ and officers’ liability and domestic professional indemnity lines, particularly for financial institution accounts, and in our credit business. The increases in these lines in 2008 increased our net written premium. Increases in quota share retentions on employment practices liability businesses and some parts of our U.S. professional indemnity liability business in 2008 increased net written premium and the retention rate. Premium volume of our other major products was stable, although pricing for certain products is down. During 2007, competition in our directors’ and officers’ liability business resulted in less gross written premium compared to 2006. Net written premium also declined in 2007 due to additional quota share reinsurance purchased for our international directors’ and officers’ liability business. Our surety business grew in both years because pricing had been stable and competition was reasonable, but it began to be affected by the economic downturn late in 2008.

•	Group life, accident and health — The 2008 increase in premium is from our current-year acquisition of MultiNational Underwriters, for which we use one of our managed Lloyd’s syndicates as the issuing carrier. The 2007 increase was from our 2006 acquisition of the Health Products Division, which writes medical stop-loss and medical excess products. We retain all of our medical stop-loss and medical excess business because the business is non-volatile and has very little catastrophe exposure.

•	Aviation — Our domestic aviation written premium volume is down over the three-year period due to competition and lack of growth in the general aviation industry. Underwriting margins continue to be good. Our international aviation premium increased in late 2008 as rates are beginning to rise for the first time in several years, allowing us to write more profitable business.

•	London market account — Net written premium decreased in 2008 and 2007 due to increased competition in this line of business. This followed a large increase in energy writings in 2006 that resulted from significantly increased rates after the 2005 hurricanes. Our aggregate property exposure in hurricane-exposed areas was reduced in 2006, and we have maintained that reduced exposure in 2007 and 2008. Also, in 2008, we discontinued writing our marine excess of loss book of business due to unacceptable rates. The net impact of these changes was moderated by reduced reinsurance spending, which increased the 2008 retention rate. As we enter 2009, pricing on many of these products appears to be increasing again, particularly in catastrophe exposed areas.

•	Other specialty lines — We experienced growth in 2008 and 2007 from an increase in our Lloyd’s syndicate participation, a 2006 acquisition and increased writings in several lines. This growth was offset by the expiration of an assumed quota share contract in 2008 and discontinuance of a motor line written through one of our Lloyd’s syndicates, which caused the large reduction in premium in 2008. Markets for these products are competitive and rates are down slightly. The changes in average retention are due to the change in mix of business in this line.

Reinsurance

Annually, we analyze our threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type, and then we structure our reinsurance programs. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We purchase reinsurance on a proportional basis to cover loss frequency, individual risk severity and catastrophe exposure. Some of the proportional reinsurance agreements may have maximum loss limits, most of which are at or greater than a 200% loss ratio. We also purchase reinsurance on an excess of loss basis to cover individual risk severity and catastrophe exposure. Additionally, we may obtain facultative reinsurance protection on a single risk. The type and amount of reinsurance we purchase varies year to year based on our risk assessment, our desired retention levels based on profitability and other considerations, and on the market availability of quality reinsurance at prices we consider acceptable. Our reinsurance programs renew throughout the year, and the price changes in recent years have not been material to our net underwriting results. Our reinsurance generally does not cover war or terrorism risks, which are excluded from most of our policies.

Our Reinsurance Security Committee carefully monitors the credit quality of the reinsurers with which we do business on all new and renewal reinsurance placements and on an ongoing, current basis. The Reinsurance Security Committee uses objective criteria to select and retain our reinsurers, which include requiring: 1) minimum surplus of $250 million; 2) minimum capacity of £100 million for Lloyd’s syndicates; 3) financial strength rating of “A−” or better from A.M. Best Company, Inc. or Standard & Poor’s Corporation; 4) an unqualified opinion on the reinsurer’s financial statements from an independent audit; 5) approval from the reinsurance broker, if a party to the transaction; and 6) a minimum of five years in business for non-U.S. reinsurers. The Committee approves exceptions to these criteria when warranted. Our recoverables are due principally from highly-rated reinsurers.

We decided for the 2006 underwriting year to retain more underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. In doing so, we purchased less reinsurance and converted some reinsurance from proportional to excess of loss, which significantly reduced the amount of ceded premium in 2006. Since then, ceded premium as a percentage of gross written premium has essentially remained constant. We have chosen not to purchase any reinsurance on business where volatility or catastrophe risks are considered remote and limits are within our risk tolerance.

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

One of our insurance companies previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $64.2 million and $66.2 million at December 31, 2008 and 2007, respectively.

Our reinsurance recoverables decreased in amount and as a percentage of our shareholders’ equity during 2007, as we reinsured less business, especially on a proportional basis, and as 2005 hurricane losses were paid and we collected amounts due from our reinsurers for their portion of these paid losses. The amount of reinsurance recoverables increased in 2008 due to reinsured losses from the 2008 hurricanes and several other large individual losses that were highly reinsured. Additionally, we continued to write and reinsure more professional liability business where it takes longer for claims reserves to result in paid claims. The percentage of reinsurance recoverables compared to our shareholders’ equity remained constant at 40% and 39% at December 31, 2008 and 2007.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We have a reserve of $8.4 million at December 31, 2008 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end. While we believe the year-end reserve is adequate based on information currently available, conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Losses and Loss Adjustment Expenses

The table below shows the composition of gross incurred loss and loss adjustment expense.

	2008		2007		2006
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

(Redundant) adverse development:
Discontinued accident and health adjustments	$34,148	1.4%	$(46,531)	(1.9)%	$15,054	0.7%
Discontinued international medical malpractice adjustments	(536)	—	11,568	0.5	2,353	0.1
Other reserve redundancies	(105,656)	(4.3)	(55,658)	(2.3)	(20,708)	(1.0)

Total (redundant) adverse development	(72,044)	(2.9)	(90,621)	(3.7)	(3,301)	(0.2)

2008 hurricanes	98,200	4.0	—	—	—	—
All other net incurred loss and loss adjustment expense	1,609,338	65.5	1,443,031	59.2	1,222,139	56.9

Gross incurred loss and loss adjustment expense	$1,635,494	66.6%	$1,352,410	55.5%	$1,218,838	56.7%

Our gross redundant reserve development relating to prior years’ losses was $72.0 million in 2008, $90.6 million in 2007 and $3.3 million in 2006. The other reserve redundancies resulted primarily from our review and reduction of gross reserves where the anticipated development was considered to be less than the recorded reserves. Redundancies and deficiencies also occur as a result of claims being settled for amounts different from recorded reserves, or as claims exposures change. The other gross reserve redundancies in 2008 and 2007 related primarily to reserve reductions in our diversified financial products and other specialty lines of business from the 2002 — 2006 underwriting years. The other gross reserve redundancies in 2006 related primarily to a reduction in aviation reserves from the 2004 and 2005 accident years.

Loss reserves on international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment.

For certain run-off assumed accident and health reinsurance business that is reported in our discontinued lines of business, the gross (redundant) adverse development related to prior accident years has changed substantially year-over-year, as shown in the above table. The gross losses have fluctuated due to our processing of additional information received and our continuing evaluation of gross and net reserves related to this business. To establish our loss reserves, we consider a combination of factors including: 1) the nature of the business, which is primarily excess of loss reinsurance; 2) late reported losses by insureds, reinsureds and state guaranty associations; and 3) changes in our actuarial assumptions to reflect additional information received during the year. The run-off assumed accident and health reinsurance business is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take as many as twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. Thus, the losses are reported to excess of loss reinsurers later in the life cycle of the claim. Compounding this late reporting is the fact that a number of large insurance companies that were cedants of this business failed and were taken over by state regulatory authorities in 2002 and 2003. The state guaranty associations covering these failed companies have been slow to report losses to us. At each quarter-end, we evaluate and consider all currently available information and adjust our gross and net reserves to amounts that management determines are appropriate to cover projected losses, given the risk inherent in this type of business. Because of substantial reinsurance, the net effect on our consolidated net earnings of the adjustments in each year has been much less than the gross effects shown above.

The table below shows the composition of net incurred loss and loss adjustment expense.

	2008		2007		2006
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

(Redundant) adverse development:
Discontinued accident and health commutations	$—	—%	$2,616	0.1%	$20,199	1.2%
Discontinued accident and health adjustments	3,429	0.2	376	—	4,898	0.3
Discontinued international medical malpractice adjustments	(526)	—	11,568	0.6	2,738	0.2
Other reserve redundancies	(85,264)	(4.2)	(40,957)	(2.1)	(34,361)	(2.1)

Total (redundant) adverse development	(82,361)	(4.0)	(26,397)	(1.4)	(6,526)	(0.4)

2008 hurricanes	19,379	1.1	—	—	—	—
All other net incurred loss and loss adjustment expense	1,274,855	63.3	1,210,344	61.0	1,018,382	59.6

Net incurred loss and loss adjustment expense	$1,211,873	60.4%	$1,183,947	59.6%	$1,011,856	59.2%

Our net redundant reserve development relating to prior years’ losses was $82.4 million in 2008, $26.4 million in 2007, and $6.5 million in 2006. The other reserve redundancies in 2008 and 2007 related primarily to reserve reductions in our diversified financial products and other specialty lines of business from the 2002 — 2006 underwriting years. The other net reserve redundancies in 2006 related primarily to a reduction in aviation reserves from the 2004 and 2005 accident years, which were partially reinsured, and $17.7 million of net redundancies on the 2005 hurricanes. The losses on commutations completed in 2007 and 2006 related to certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business. They primarily represent the discount for the time value of money based on the present value of the reinsurance recoverables commuted. The discontinued accident and health business was substantially reinsured; therefore, the impact on our net earnings was substantially less than the amount of the gross redundant or adverse development. Loss reserves on international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment. These losses were not reinsured.

We have no material exposure to environmental or asbestos losses. We believe we have provided for all material net incurred losses as of December 31, 2008.

The following table provides comparative net loss ratios by line of business.

	2008		2007		2006
	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Diversified financial products	$805,604	48.1%	$777,414	40.6%	$728,861	48.2%
Group life, accident and health	777,268	73.1	758,516	76.4	591,070	73.1
Aviation	139,838	62.6	153,121	58.6	152,886	53.8
London market account	106,857	46.4	124,609	55.2	112,362	43.0
Other specialty lines	173,449	67.2	171,824	67.4	123,981	56.0
Discontinued lines	4,758	nm	(398)	nm	29	nm

Totals	$2,007,774	60.4%	$1,985,086	59.6%	$1,709,189	59.2%

Expense ratio		25.0		23.8		25.0

Combined ratio		85.4%		83.4%		84.2%

nm —	Not meaningful comparison since ratios relate to discontinued lines of business.

The change in net loss ratios by line of business between years resulted principally from the following factors:

•	Diversified financial products — There was redundant reserve development of $43.8 million in 2008 compared to $51.9 million in 2007. The 2008 redundancy primarily related to our directors’ and officers’ liability and international professional indemnity product lines for 2005 and prior underwriting years, whereas the 2007 redundancy primarily related to 2004 and prior underwriting years for those product lines. Offsetting the redundant reserve development in 2008 was an increase of $50.1 million in our loss estimates on the 2008 accident year affecting business written in the 2007 and 2008 underwriting years, primarily for our directors’ and officers’ liability and credit businesses. Our U.S. surety business also had favorable loss development in 2008 and 2007.

•	Group life, accident and health — The net loss ratio was higher in 2007 on business acquired in the Health Products Division acquisition in late 2006. As the business has been re-underwritten, the loss ratio has declined. In addition, 2007 included some adverse development from prior years’ losses, while 2008 included some redundant development.

•	Aviation — The 2008 hurricanes increased losses by $1.4 million and increased the 2008 loss ratio by 1.0 percentage point. Underwriting results in 2006 were better than expected, due in part to the release of redundant reserves on the 2004 and 2005 accident years.

•	London market account — The 2008 hurricanes increased losses by $12.1 million and increased the 2008 loss ratio by 11.3 percentage points. There was also $21.4 million of redundant reserve development in 2008, mostly from our property and energy businesses, which included a $5.4 million reduction of the 2005 hurricane losses. The loss ratio in 2007 was slightly higher than expected due to adverse development in our London accident and health and energy businesses. The reduction of 2005 hurricane losses lowered the 2006 net loss ratio by 9.1 percentage points. The London market account line of business can have relatively high year-to-year volatility due to catastrophe exposure.

•	Other specialty lines — The 2008 hurricanes increased losses by $5.9 million and increased the 2008 loss ratio by 3.4 percentage points. There was also $8.7 million of redundant reserve development in 2008, primarily from an assumed quota share program, compared to $4.4 million of redundant development in 2007 and a $4.7 million reduction in the 2005 hurricane losses in 2006. The increase in the 2007 net loss ratio compared to 2006 related to losses in our marine and United Kingdom liability lines of business.

•	Discontinued lines — These were adversely affected by the commutations and net loss reserve adjustments discussed previously. In addition, loss reserves on our international medical malpractice business, in run-off since we acquired the subsidiary that wrote this business in 2002, were strengthened in 2007 in response to a deteriorating legal and settlement environment.

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. Our net paid loss ratios were 54.0%, 49.3% and 36.3% in 2008, 2007 and 2006, respectively. The ratio has increased steadily over the past three years due to a variety of factors. In the fourth quarter of 2008, it was particularly high at 62.1% due to quarterly volatility of claims payments in our London market account and our diversified financial products line of business. The factors driving the year-over-year increases included the following:

•	a higher percentage of medical stop-loss business, which has a higher paid loss ratio than other lines,

•	earlier payment of claims in 2008 due to shortening the required reporting period, bringing claims processing in-house, and responding to faster reporting of claims by insureds on certain lines of business,

•	growth in lines of business with shorter duration,

•	commutations of assumed accident and health business in our London market account,

•	payment of claims related to the Health Products Division business acquired in 2006, and

•	payments in 2006 were reduced $100.0 million (5.9 percentage points) due to the discontinued accident and health commutation.

Policy Acquisition Costs

Policy acquisition costs, which are reported net of the related portion of commissions on reinsurance ceded, increased to $381.4 million in 2008 from $366.6 million in 2007 and $319.9 million in 2006. Policy acquisition costs as a percentage of net earned premium increased to 19.0% in 2008 from 18.5% in 2007 and 18.7% in 2006. The changes are due to changes in the mix of business and commission rates on certain lines of business. In addition, net earned premium has grown on our surety and credit businesses that have higher acquisition rates. The GAAP expense ratio of 25.0% in 2008 changed in comparison to 23.8% in 2007 and 25.0% in 2006 for the same reasons.

Statutory

Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry and rating agency guidelines place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For 2008, our statutory gross written premium to policyholders’ surplus was 135.5% and our statutory net written premium to policyholders’ surplus was 111.4%. At December 31, 2008, each of our domestic insurance companies’ total adjusted capital significantly exceeded the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment

Revenue from our agency segment increased to $188.4 million in 2008 from $178.6 million in 2007 and $180.0 million in 2006, primarily due to underwriting agencies acquired in 2008. However, Agency segment earnings decreased to $28.4 million in 2008 from $33.9 million in 2007 and $42.3 million in 2006, primarily due to higher interest expense and operating expense in 2007 and 2008 related to acquired underwriting agencies. In addition, over the past two years, a higher percentage of business is being written directly by our insurance companies, rather than being underwritten on behalf of third party insurance companies by our underwriting agencies. The effect of this shift reduced fee and commission income in our agency segment, but added revenue and net earnings to our insurance company segment.

Other Operations Segment

Revenue generated by our other operations segment was $7.3 million, $38.9 million and $75.1 million in 2008, 2007 and 2006, respectively. Net earnings were $2.2 million, $22.8 million and $48.8 million in the respective years. The significant drops in 2007 and again in 2008 were due to reduced income from gains on the sales of strategic investments and losses on our trading securities. We sold one strategic investment for a gain of $9.2 million in 2008 and others for gains of $21.6 million in 2007 and $39.4 million in 2006. We held a trading portfolio that we began to liquidate in the fourth quarter of 2006 and completed in 2008. The portfolio generated market gains in 2006, which declined substantially in 2007 due to the reduced trading positions. Before their sales in 2008, the two remaining positions generated losses due to poor market conditions. We invested the proceeds from all sales in fixed income securities. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments

Liquidity and Capital Resources

During 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, received substantial capital infusions and loans from the U.S. and various other governments, or were merged into other companies. The market disruptions have resulted in a tightening of available sources of credit, increases in the cost of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:

•	We held $524.8 million of cash and liquid short-term investments at December 31, 2008. We have generated an annual average $588.2 million in cash from our operating activities, excluding cash from commutations, in the three-year period ended December 31, 2008.

•	Our available for sale bond portfolio had a fair value of $4.1 billion at December 31, 2008 and has an average rating of AA+. We have the intent and ability to hold these securities until their maturity; however, should we have to sell certain securities in the portfolio earlier to generate cash, given the current credit market volatility, it is possible we might not recoup the full year-end fair value of the securities sold.

•	As shown in the Contractual Obligations section, we project that our insurance companies will pay approximately $1.2 billion of claims in 2009 based on historical payment patterns and claims history. After projected collections on their reinsurance programs, our insurance companies estimate that net claims payable in 2009 will be approximately $831.1 million. These subsidiaries have a total $1.0 billion of cash, short-term investments, maturing bonds, and principal payments from asset-backed and mortgage-backed securities in 2009 that will be available to pay these expected claims, before consideration of expected cash flow from the insurance companies’ 2009 operations. We project that there will be $211.1 million of available cash flow to fund any additional claims payments, if needed.

•	We have a committed line of credit, led by Wells Fargo, through a syndicate group of large domestic banks and one large foreign bank. Our Revolving Loan Facility provides borrowing capacity to $575.0 million through December 2011. At February 20, 2009, we had $340.0 million of unused capacity, which we can draw against at any time at our request. We believe that the banks will be able and willing to perform on their commitments to us.

•	Our 1.3% Convertible Notes are subject to redemption anytime after April 4, 2009, or holders may require us to repurchase the Notes on April 1, 2009. Our available capacity on the Revolving Loan Facility is sufficient to cover the $124.7 million of Notes outstanding at December 31, 2008. If the notes are not put to us by the holders, we can select a date for redemption in 2009 at our choosing or elect not to redeem the notes. The next put date by the holders would be April 1, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $199.2 million in dividends in 2009 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2009 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	Our debt to total capital ratio was 11.6% at December 31, 2008 and 11.7% at December 31, 2007. We have a “Universal Shelf” registration that provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. Although due to pricing we may not wish to issue securities in the current financial market, the shelf registration provides us the means to access the debt and equity markets. Our shelf registration expires in May 2009, and we plan to file for a new shelf registration prior to that date. We do not anticipate a problem obtaining a new “Universal Shelf” registration, and we do not anticipate using either the current or the new shelf registration in the near future.

Cash Flow

We receive substantial cash from premiums, reinsurance recoverables, commutations, fee and commission income, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes and dividends.

Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations. We generated cash from operations of $506.0 million in 2008, $726.4 million in 2007 and $653.4 million in 2006. Factors that contributed to our strong cash flow include the following:

•	our net earnings,

•	growth in net written premium and net loss reserves due to organic growth and increased retentions,

•	expansion of our diversified financial products line of business, where we retain premium for a longer duration and pay claims later than for our short-tailed businesses, and

•	commutations of selected reinsurance agreements.

The components of our net operating cash flows are detailed in the following table.

	2008	2007	2006

Net earnings	$304,768	$395,429	$342,285
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(41,248)	(60,671)	(139,906)
Change in unearned premium, net	43,835	3,062	122,571
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	89,910	342,556	328,569
Change in trading portfolio	49,091	9,362	(19,919)
(Gain) loss on investments	49,549	(58,736)	(52,688)
Other, net	10,063	95,434	72,476

Cash provided by operating activities	$505,968	$726,436	$653,388

Cash provided by operating activities decreased $220.5 million in 2008 and increased $73.0 million in 2007. Cash received from commutations, included in cash provided by operating activities, totaled $7.5 million, $101.0 million, and $12.8 million in 2008, 2007 and 2006, respectively. Excluding the commutations and cash flow from liquidating our trading portfolio in 2008 and 2007, cash provided by operating activities was

$449.4 million in 2008, $616.0 million in 2007 and $660.6 million in 2006. The decrease in 2008 primarily resulted from a decrease in net earnings, as well as the timing of the collection of reinsurance recoverables and the payment of insurance claims. We collected more cash from reinsurers in early 2007 than in 2008 as a result of reimbursement of 2005 hurricane claims that we had paid in late 2006. In addition, we are paying claims at a faster pace in 2008 than in prior years. The higher level of claims payments is reflected in our higher paid loss ratios over the three-year period, discussed in the Loss and Loss Adjustment Expense section.

Investments

Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. Our policy for each of our insurance company subsidiaries must comply with applicable state and Federal regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in federal, state and municipal obligations, obligations of foreign countries, corporate bonds and preferred and common equity securities. The regulations generally allow certain other types of investments subject to maximum limitations.

We engage independent investment advisors to oversee our fixed income investments, based on the investment policies promulgated by our Investment and Finance Committee of the Board of Directors, and to make investment recommendations. We invest our funds principally in highly-rated fixed income securities. Our historical investment strategy has been to maximize interest income and yield, within our risk tolerance, rather than to maximize total return. Our investment portfolio turnover will fluctuate, depending upon opportunities. Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons or to capture gains to enhance statutory capital and surplus of our insurance company subsidiaries, or because we can take gains and reinvest the proceeds at a higher effective yield.

At December 31, 2008, we had $4.8 billion of investment assets, an increase of $132.0 million from the end of 2007. The increase resulted from our operating cash flows. The majority of our investment assets are held by our insurance companies. We held $4.3 billion of fixed income securities at year-end 2008. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the recent downturn in the market due to credit-related issues. Our fixed income securities portfolio has an average rating of AA+ and a weighted-average maturity of 6.0 years.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2008.

	Amount	%

Short-term investments	$497,477	10%
U.S. government and government guaranteed fixed income securities	227,607	5
Fixed income securities of states, municipalities and political subdivisions	808,697	17
Special revenue fixed income securities of states, municipalities and political subdivisions	1,182,838	25
Corporate fixed income securities	511,638	10
Asset-backed and mortgage-backed securities	1,040,866	22
Foreign fixed income securities	485,072	10
Other investments	50,088	1

Total investments	$4,804,283	100%

At year-end 2008, within our portfolio of fixed income securities, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $813.0 million. Within our residential MBS/CMO portfolio, $723.5 million of securities were issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government, while $79.6 million, $7.6 million and $2.3 million of bonds are collateralized by prime, Alt A and subprime mortgages, respectively. All of these securities were current as to principal and interest. The prime securities have an average rating of AA and a weighted-average life of approximately 4.1 years, and the subprime and Alt A securities have an average rating of AA+ and a weighted-average life of approximately 3.2 years.

At December 31, 2008, we held a commercial MBS securities portfolio with a fair value of $145.8 million, an average rating of AAA, an average loan-to-value ratio of 66%, and a weighted-average life of approximately 5.0 years. We also held a corporate bond portfolio (47% of which related to financial institutions) with a fair value of $511.6 million, an overall rating of A+, and a weighted-average life of approximately 3.2 years. In addition, we held $24.5 million of senior debt obligations of Fannie Mae and Freddie Mac, with an unrealized gain of $1.2 million. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap.

We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end, based on all relevant facts and circumstances for each impaired security. Our evaluation considers various factors including:

•	amount by which the security’s fair value is less than its cost;

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	stress testing of expected cash flows under various scenarios,

•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, and

•	our ability and intent to hold the security for a period of time sufficient to allow full recovery or until maturity.

Our outside investment advisors also perform detailed credit evaluations of all of our fixed income securities on an ongoing basis and alert us to any securities that may present a credit problem.

When we conclude that a decline in a security’s fair value is other-than-temporary, we recognize the impairment as a realized investment loss in our consolidated statements of earnings. The impairment loss equals the difference between the security’s fair value and cost at the balance sheet date. During 2008, we reviewed our fixed income securities for other-than-temporary impairments at each quarter end. Based on the results of our reviews, we recognized other-than-temporary impairment losses of $11.1 million in 2008. There were no other-than-temporary impairment losses in 2007 or 2006.

During 2008, we transferred $108.9 million of foreign-denominated bonds from our available for sale portfolio to a new held to maturity portfolio. This portfolio includes foreign-denominated securities for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims that we will pay in foreign currencies. At December 31, 2008, we held bonds with an amortized cost of $123.6 million and a fair value of $125.6 million. The majority of these bonds mature in March 2009. Any foreign exchange gain/loss on these bonds will be recorded through income and will substantially offset any foreign exchange gain/loss on the related liabilities. Conversely, the foreign exchange gain/loss on available for sale securities is recorded as a component of accumulated other comprehensive income within shareholders’ equity until the related bonds mature or are sold and, therefore, does not offset the opposite foreign currency movement on the hedged liabilities that is recorded through income.

At December 31, 2008, we had cash and short-term investments of $524.8 million, of which $289.1 million was held by our insurance companies. We maintain cash and liquid short-term instruments in our insurance companies in order to be able to fund losses of our insureds. Cash and short-term investments were higher than normal at December 31, 2007 due to proceeds from the sale of fixed income securities that hedged certain foreign currency denominated liabilities. We reduced our short-term investments in 2008 and reinvested in fixed income securities to take advantage of higher yields.

This table shows a profile of our fixed income and short-term investments. The table shows the average amount of investments, income earned and the related yield.

	2008	2007	2006

Average investments, at cost	$4,681,954	$4,214,798	$3,529,671
Net investment income*	164,751	206,462	152,804
Average short-term yield*	3.8%	5.2%	4.5%
Average long-term yield*	4.4%	4.5%	4.4%
Average long-term tax equivalent yield*	5.2%	5.4%	5.2%
Weighted-average combined tax equivalent yield*	4.2%	5.6%	5.0%
Weighted-average maturity	6.0 years	7.0 years	6.9 years
Weighted-average duration	4.8 years	4.9 years	4.6 years
Average rating	AA+	AAA	AAA

*	Excluding realized and unrealized investment gains and losses.

This table summarizes, by rating, our investments in fixed income securities at December 31, 2008.

	Available for Sale		Held to Maturity
	Fair Value		Amortized Cost
	Amount	%	Amount	%

AAA	$2,101,752	51%	$123,553	100%
AA	1,327,871	32	—	—
A	582,594	14	—	—
BBB	112,856	3	—	—
BB and below	8,092	—	—	—

Total fixed income securities	$4,133,165	100%	$123,553	100%

This table indicates the expected maturity distribution of our fixed income securities at December 31, 2008.

	Available		Asset-backed and		Held to		Total
	for Sale		Mortgage-backed		Maturity		Fixed Income
	Amortized Cost		Amortized Cost		Amortized Cost		Securities
	Amount	%	Amount	%	Amount	%	Amount	%

One year or less	$137,466	4%	$431,542	41%	$87,262	71%	$656,270	15%
One year to five years	1,130,926	37	617,105	59	29,937	24	1,777,968	42
Five years to ten years	683,961	22	—	—	6,354	5	690,315	16
Ten years to fifteen years	487,950	16	—	—	—	—	487,950	12
More than fifteen years	629,589	20	—	—	—	—	629,589	15

Total fixed income securities	$3,069,892	100%	$1,048,647	100%	$123,553	100%	$4,242,092	100%

The weighted-average life of our asset-backed and mortgage-backed securities is approximately 2.4 years based on expected future cash flows. In the table above, we allocated the maturities of asset-backed maturities and mortgage-backed securities based on the expected future principal payments.

At December 31, 2008, the net unrealized gain on our available for sale fixed income securities portfolio was $14.6 million, compared to $25.0 million at December 31, 2007. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates principally due to changes in market interest rates on our available for sale bond portfolio and conditions in the credit markets, particularly with respect to our corporate bonds and our asset-backed and mortgage-backed securities, which have been impacted by the recent credit crisis. During 2008, the net unrealized gain (loss) was

$26.2 million at March 31, 2008, ($34.1) million at June 30, 2008, and ($98.1) million at September 30, 2008, which caused fluctuations in our consolidated shareholders’ equity throughout the year. The net unrealized gain on our available for sale fixed income securities portfolio at January 31, 2009 was $64.4 million.

The fair value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the fair value will generally decrease, and as interest rates decrease, the fair value will generally increase. The fluctuations in fair value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. We estimate that a 1% increase (e.g. from 5% to 6%) in market interest rates would decrease the fair value of our fixed income securities by approximately $198.8 million and a 1% decrease in market interest rates would increase the fair value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. In our current position, higher interest rates would have a positive effect on net earnings.

Some of our fixed income securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment or other market-related credit risk. Prepayment risk exists if the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that carry call or prepayment options and prepayment or credit risk may differ from those anticipated at the time of investment. Calls and prepayments subject us to reinvestment risk should interest rates fall or issuers call their securities and we reinvest the proceeds at lower interest rates. Conversely, lower interest rates subject us to extension risk on the portfolio’s duration if interest rates rise. For asset-backed and mortgage-backed securities, prepayment or credit risk could reduce the yield or the return of the remaining principal of these securities. We mitigate this risk by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time.

Fair Value Measurements

Effective January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 also established a hierarchy that prioritizes the inputs used to measure fair value into three levels, as described below. Our adoption of SFAS 157 did not did not impact our 2008 or prior years’ consolidated financial position, results of operations or cash flows.

SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies SFAS 157 with respect to the fair value measurement of a security when the market for that security is inactive. Our adoption of FSP FAS 157-3 did not did not impact our consolidated financial position, results of operations or cash flows.

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

Our Level 1 investments are primarily U.S. Treasuries listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at December 31, 2008. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

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

Our Level 3 securities include certain fixed income securities and two insurance contracts that we account for as derivatives. Fair value is based on internally developed models that use our assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.

We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of $63.0 million at December 31, 2008. We also excluded our held to maturity portfolio valued at $123.6 million and an investment valued at $4.1 million at December 31, 2008, which are measured at amortized cost and at cost, respectively.

The following table presents our assets and liabilities that were measured at fair value as of December 31, 2008.

	Level 1	Level 2	Level 3	Total

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,697	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

We classified our residential MBS/CMO portfolio, substantially all of which is either backed by U.S. government agencies or collateralized by prime mortgages, as Level 2 assets because the fair value of the securities is derived from industry-standard models using observable market-based data. These securities have an average rating of AAA and a weighted-average life of approximately 2.1 years based on expected future cash flows.

The following table presents the changes in fair value of our Level 3 category during 2008.

	Fixed
	income	Other	Other
	securities	investments	assets	Total

Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919
Net redemptions	(242)	(5,261)	—	(5,503)
Losses — realized	—	(299)	—	(299)
Other-than-temporary impairment losses — realized	(2,575)	—	—	(2,575)
Gains and (losses) — unrealized	(566)	68	(704)	(1,202)
Net transfers in/out of Level 3	2,275	—	—	2,275

Balance at December 31, 2008	$6,515	$—	$16,100	$22,615

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.

At December 31, 2008, our Level 3 financial investments represented approximately 0.5% of our total assets that are measured at fair value. The fixed income securities consisted of six bonds, most of which had been reduced to estimated fair value at their date of impairment, based on our other-than-temporary impairment assessment. The other assets were $16.1 million of receivables for the reinsured interests in two long-term mortgage impairment insurance contracts that are accounted for as derivative financial instruments. The exposure with respect to these two contracts is measured based on movement in a specified UK housing index. We determine their fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms. During 2008, the Level 3 asset balance was reduced due to cash receipts for returned principal on certain investments and for impairments recognized on fixed income securities. During 2008, four bonds valued at $10.7 million transferred into Level 3, and two bonds valued at $8.5 million transferred out of Level 3 based on changes in the availability of observable market information for these securities. We believe that our expected future cash receipts from our Level 3 financial investments will equal or exceed their fair value at December 31, 2008.

Contractual Obligations

The following table presents a summary of our total contractual cash payment obligations by estimated payment date at December 31, 2008.

		Estimated Payment Dates
	Total	2009	2010-2011	2012-2013	Thereafter

Gross loss and loss adjustment expense payable(1):
Diversified financial products	$1,666,343	$481,962	$684,688	$336,874	$162,819
Group life, accident and health	305,225	251,974	42,751	8,413	2,087
Aviation	161,634	75,645	53,208	21,413	11,368
London market account	404,548	181,845	159,208	43,050	20,445
Other specialty lines	407,691	135,041	164,550	67,360	40,740
Discontinued lines	469,789	53,462	84,238	86,505	245,584

Total loss and loss adjustment expense payable	3,415,230	1,179,929	1,188,643	563,615	483,043
Life and annuity policy benefits	64,235	2,306	4,362	4,049	53,518
1.30% Convertible Notes(2)	125,525	125,525	—	—	—
$575.0 million Revolving Loan Facility(3)	234,036	8,883	225,153	—	—
Operating leases	72,539	12,361	23,006	14,818	22,354
Earnout liabilities	24,458	23,026	1,432	—	—
Indemnifications	18,692	4,077	6,226	5,786	2,603

Total obligations	$3,954,715	$1,356,107	$1,448,822	$588,268	$561,518

In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	While the 1.30% Convertible Notes mature in 2023, they are shown in the 2009 column since the holders may require us to repurchase the Notes on April 1, 2009. The Notes have various put and redemption dates as disclosed in Note 7 to the Consolidated Financial Statements. Amounts include interest payable in respective periods.

(3)	The $575.0 million Revolving Loan Facility expires on December 19, 2011. Interest on $200.0 million of the facility is included at an effective fixed rate of 4.60% through November 2009 and interest on $105.0 million of the facility is included at an effective interest rate of 2.94% from December 2009 through November 2010 due to interest rate swaps. Interest on the remaining facility is included at 30-day LIBOR plus 25 basis points (0.69% at December 31, 2008).

Claims Payments

The table below shows our estimated claims payable before reinsurance. The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments, net of reinsurance, at December 31, 2008.

		Maturities/Estimated Payment Dates
	Total	2009	2010-2011	2012-2013	Thereafter

Cash and investment maturities of insurance companies	$4,633,132	$1,042,209	$1,183,945	$605,477	$1,801,501
Estimated loss and loss adjustment expense payments, net of reinsurance	2,416,271	831,123	798,877	409,338	376,933

Estimated available cash flow	$2,216,861	$211,086	$385,068	$196,139	$1,424,568

The average duration of claims in many of our lines of business is relatively short, and, accordingly, our investment portfolio has a relatively short duration. The average duration of all claims was approximately 2.5 years in 2008 and 2007. In recent years, we have expanded the directors’ and officers’ liability and professional indemnity components of our diversified financial products line of business, which have a longer claims duration than our other lines of business. We consider these different claims payment patterns in determining the duration of our investment portfolio.

We maintain sufficient liquidity from our current cash, short-term investments and investment maturities, in combination with future operating cash flow, to pay anticipated policyholder claims on their expected payment dates. We manage the liquidity of our insurance company subsidiaries such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities. We do not foresee the need to sell securities prior to their maturity to fund claims payments.

Convertible Notes

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at December 31, 2008. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after April 4, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 4, 2009. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

Revolving Loan Facility

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. We had $220.0 million outstanding at December 31, 2008. The interest rate is the 30-day LIBOR plus a margin of 15 to 50 basis points and the commitment fee ranges from 7.5 to 15.0 basis points, depending on our debt rating by Standard & Poor’s Corporation, as follows:

	LIBOR	Commitment Fees
Debt Rating	Basis Points	Basis Points

A+ or higher	15.0	7.5
A to A+	25.0	10.0
A- to A	30.0	12.5
BBB+ to A-	40.5	12.5
BBB or lower	50.0	15.0

At December 31, 2008, the contractual interest rate on the outstanding balance was 30-day LIBOR plus 25 basis points (0.69%), but the effective interest rate on $200.0 million of the facility was 4.60% due to the fixed interest rate swaps discussed below. The commitment fee was 10.0 basis points. The facility is collateralized by guarantees entered into by our domestic underwriting agencies. The facility agreement contains two restrictive financial covenants, with which we were in compliance at December 31, 2008. Our debt to capital ratio, including the Standby Letter of Credit Facility discussed below, cannot exceed 35%, and our combined ratio, calculated under statutory accounting principles on a trailing four-quarter average, cannot be greater than 105%. At December 31, 2008, our actual ratios under these covenants were 13.9% and 85.2%, respectively.

In 2007, we entered into three interest rate swap agreements to exchange 30-day LIBOR (0.44% at December 31, 2008) for a 4.60% fixed rate on $200.0 million of our Revolving Loan Facility. The swaps qualify for cash flow hedge accounting treatment. The three swaps expire in November 2009. As of December 31, 2008, we had entered into two additional swaps for $105.0 million, which will begin when the original swaps expire in November 2009 and will expire in November 2010. The fixed rate on the new swaps is 2.94%. These swaps were entered into in 2008 with a future effective date to minimize our exposure to expected interest rate increases due to the recent credit and market conditions. All of our swaps were in a total unrealized loss position of $8.0 million at December 31, 2008.

Standby Letter of Credit Facility

We have an $82.0 million Standby Letter of Credit Facility that is used to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC. The Standby Letter of Credit Facility contains the same two restrictive financial covenants as our Revolving Loan Facility, with which we were in compliance at December 31, 2008.

Subsidiary Lines of Credit

At December 31, 2008, certain of our subsidiaries maintained revolving lines of credit with banks in the combined maximum amount of $50.1 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $62.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (3.25% at December 31, 2008) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2008, letters of credit totaling $20.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $25.2 million collateralizing the lines.

Earnouts

Our prior acquisition of HCC Global Financial Products, LLC (HCC Global) includes a contingency for future earnout payments, as defined in the purchase agreement, as amended. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. Pretax earnings include underwriting results on longer-duration business until all future losses are paid. When the conditions for accrual have been satisfied under the purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. Accrued amounts are paid according to the contractual requirements, with the majority of the payments in the next year. At December 31, 2008, unpaid accrued earnout totaled $20.2 million, of which $18.8 million will be paid in 2009. The total amount of all future earnout cannot be finally determined until all future losses are paid. Our 2008 acquisition of MultiNational Underwriters, LLC includes a possible additional earnout depending upon achievement of certain underwriting profit levels. At December 31, 2008, we accrued $4.2 million for this earnout, with an offsetting increase to goodwill, which will be paid in 2009.

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009. We accrue a loss when a valid claim is made by a buyer and we believe we have potential exposure. We currently have several claims under an indemnification that covers certain net losses alleged to have been incurred in periods prior to our sale of a subsidiary. At December 31, 2008, we have recorded a liability of $15.8 million and have provided $6.7 million of letters of credit to cover our obligations or anticipated payments under this indemnification.

Subsidiary Dividends

The principal assets of HCC Insurance Holdings, Inc. (HCC), the parent holding company, are the shares of capital stock of its insurance company subsidiaries. HCC’s obligations include servicing outstanding debt and interest, paying dividends to shareholders, repurchasing HCC’s common stock, and paying corporate expenses. Historically, we have not relied on dividends from our insurance companies to meet HCC’s obligations as we have had sufficient cash flow from our underwriting agencies and reinsurance broker to meet our corporate cash flow requirements. However, as a greater percentage of profit is now being earned in our insurance companies, we may have to increase the amount of dividends paid by our insurance companies in the future to fund HCC’s cash obligations.

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $199.2 million in dividends in 2009 without obtaining special permission from state regulatory authorities. In 2008, 2007 and 2006, our insurance company subsidiaries paid HCC dividends of $111.8 million, $22.6 million and $44.0 million, respectively.

Other

Our debt to total capital ratio was 11.6% at December 31, 2008 and 11.7% at December 31, 2007.

On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time. Repurchases under the plan will be subject to market and business conditions, as well as the level of cash generated from our operations, cash required for acquisitions, debt covenant compliance, trading price of our stock being at or below book value, and other relevant factors. The repurchase plan does not obligate us to purchase any particular number of shares and may be suspended or discontinued at any time at our discretion. In 2008, we repurchased 3.0 million shares of our common stock in the open market for a total cost of $63.3 million and a weighted-average cost of $21.02 per share.

We believe that our operating cash flows, investments, Revolving Loan Facility, Standby Letter of Credit Facility, shelf registration and other sources of liquidity are sufficient to meet our operating and liquidity needs for the foreseeable future.

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

Inflation can also affect interest rates. Any significant increase in interest rates could have a material adverse effect on the fair value of our investments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. Any significant increase in interest rates could have a material adverse effect on our net earnings, depending on the unhedged amount borrowed on that facility. We have entered into interest rate swap agreements that fix the interest rate at 4.60% on $200.0 million of the outstanding balance of our facility through November 2009 and additional swaps, which become effective on November 30, 2009, that will fix the interest rate at 2.94% on $105.0 million of our facility through November 2010.

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. There could be a negative impact on our net earnings from the effect of exchange rate fluctuations on these assets and liabilities. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Imbalances are generally net liabilities, and we hedge such imbalances with cash and short-term investments denominated in the same foreign currency as the net imbalance. Our gain (loss) from currency conversion was $1.9 million in 2008, ($1.8) million in 2007 and zero in 2006. The 2007 loss excludes a $13.4 million charge to correct the accounting for unrealized cumulative foreign exchange gains related to certain available for sale securities discussed previously. This loss was offset by a $13.4 million realized gain for embedded net foreign currency exchange gains when the securities were sold in 2007.

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

Loss and Loss Adjustment Expense

Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses (which include provisions for potential movement in reported losses, as well as for claims that have occured but have not been reported to us), less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.

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

To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following: 1) information used to price the applicable policies; 2) historical loss information where available; 3) any public industry data for that line or similar lines of business; 4) an assessment of current market conditions and 5) a claim-by-claim review by management, where actuarial homogenous data is unavailable. Management also considers the point estimates and ranges calculated by our actuaries, together with input from our experienced underwriting and claims personnel. Because of the nature and complexities of the specialized types of business we insure, management may give greater weight to the expectations of our underwriting and claims personnel, who often perform a claim by claim review, rather than to the actuarial estimates. However, we utilize the actuarial point and range estimates to monitor the adequacy and reasonableness of our recorded reserves.

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

The table below shows our recorded net reserves at December 31, 2008 by line of business, the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$2,416,271	$2,313,524	$2,150,619	$2,548,285

Individual lines of business:
Diversified financial products	$1,205,244	$1,141,230	$982,767	$1,355,613
Group life, accident and health	279,622	276,896	251,672	304,201
Aviation	100,259	94,963	87,713	103,676
London market account	178,447	177,534	168,657	199,024
Other specialty lines	265,756	250,215	237,090	282,261
Discontinued lines	386,943	372,687	327,340	450,215

Total net reserves	$2,416,271

The excess of the total recorded net reserves over the actuarial point estimate was 4.3% of recorded net reserves at December 31, 2008 compared to 4.2% at December 31, 2007. The percentage will vary in total and by line depending on current economic events, the potential volatility of the line, the severity of claims reported and of claims incurred but not reported, management’s judgment with respect to the risk of development, the nature of business acquired in acquisitions, and historical development patterns.

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

In actuarial practice, some of our lines of business are more effectively modeled by a statistical distribution that is skewed or non-symmetric. These distributions are usually skewed towards large losses, which causes the midpoint of the range to be above the actuarial point estimate or mean value of the range. This should be kept in mind when using the midpoint as a proxy for the mean. Our assumptions, estimates and judgments can change based on new information and changes in conditions, and, if they change, it will affect the determination of the range amounts.

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

Claims
Characteristics
Speed of
				Claim	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions

Diversified financial products	Directors’ and officers’	Direct and subscription	Medium to long	Moderate	Medium to high	Historical and industry loss reporting patterns
	liability					Loss trends
Rate changes
	Professional indemnity	Direct	Medium	Moderate	Medium	Historical loss reporting patterns

	Surety	Direct	Medium	Fast	Low	Historical loss payment and reporting patterns
Group life, accident and health	Medical stop-loss	Direct	Short	Fast	Low	Medical cost and utilization trends
Historical loss payment and reporting patterns
Rate changes
	Medical excess	Direct and assumed	Short	Fast	Low to medium	Historical loss payment and reporting patterns
Loss trends
Rate changes
Aviation	Aviation	Direct and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns

Claims
Characteristics
Speed of
				Claim	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions

London market account	Accident and health	Direct and assumed	Medium to long	Slow	High	Historical loss payment and reporting patterns
	Energy*	Subscription	Medium	Moderate	Medium	Historical and industry loss payment and reporting patterns
Historical large loss experience
	Property*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
	Marine	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
Other specialty	Liability	Direct and assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns
	Property	Direct and assumed	Short	Fast	Low	Historical loss payment and reporting patterns
Discontinued	Accident and health insurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high	Historical loss payment and reporting patterns

*	Includes catastrophe losses

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium. Assumed reinsurance represented 14% of our gross written premium in 2008 and 25% of our gross reserves at December 31, 2008. Approximately 41% of the assumed reinsurance reserves related to business in our discontinued lines, 26% related to assumed reinsurance in our London market account, aviation and diversified financial products lines of business, 14% related to assumed quota share surplus lines business in our other specialty lines, 12% related Lloyd’s of London business in our other specialty lines, and 5% related to assumed business in our group life, accident and health line of business. The remaining assumed reinsurance reserves covered various other reinsurance programs. The table above recaps the underwriting, claims characteristics and major actuarial assumptions for our assumed reinsurance business.

The discontinued lines include run-off assumed accident and health reinsurance business, which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ claims processing functions to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with insureds related to claims or coverage issues are administered in the normal course of business or settled through arbitration. Based on the late reporting of claims in the past and the higher risk of this discontinued line of business relative to our continuing lines of business, management believes there may be a greater likelihood of future adverse development in the run-off assumed accident and health reinsurance business than in our other lines of business. We reassess loss reserves for this assumed business at each quarter end and adjust them, if needed.

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

Our Lloyd’s of London business is reported as reinsurance. We underwrite the assumed group life, accident and health and Lloyd’s of London business and administer the claims. Disputes, if any, are administered in the normal course of business. The majority of the assumed reinsurance in our group life, accident and health line of business is due to medical excess products in our Health Products Division. Although very similar to our direct medical stop-loss business, it is written as excess reinsurance of HMOs, provider groups, hospitals and other insurance companies. We establish loss reserves for these lines of business using the same methods and assumptions we would use to set reserves for comparable direct business.

The following tables show the composition of our gross, ceded and net reserves at the respective balance sheet dates.

				% Net
				IBNR to
				Net Total
At December 31, 2008	Gross	Ceded	Net	Reserves

Reported loss reserves:
Diversified financial products	$682,446	$207,750	$474,696
Group life, accident and health	171,326	8,550	162,776
Aviation	101,720	35,894	65,826
London market account	272,795	165,468	107,327
Other specialty lines	167,703	59,087	108,616

Subtotal reported reserves	1,395,990	476,749	919,241

Incurred but not reported reserves:
Diversified financial products	983,897	253,349	730,548	61%
Group life, accident and health	133,899	17,204	116,695	42
Aviation	59,914	25,481	34,433	34
London market account	131,753	60,482	71,271	40
Other specialty lines	239,988	82,848	157,140	59

Subtotal incurred but not reported reserves	1,549,451	439,364	1,110,087	55

Discontinued lines reported reserves	326,314	58,814	267,500
Discontinued lines incurred but not reported reserves	143,475	24,032	119,443	31

Total loss and loss adjustment expense payable	$3,415,230	$998,959	$2,416,271	51%

				% Net
				IBNR to
				Net Total
At December 31, 2007	Gross	Ceded	Net	Reserves

Reported loss reserves:
Diversified financial products	$593,378	$187,256	$406,122
Group life, accident and health	194,670	2,244	192,426
Aviation	116,983	44,219	72,764
London market account	242,918	134,658	108,260
Other specialty lines	131,012	45,672	85,340

Subtotal reported reserves	1,278,961	414,049	864,912

Incurred but not reported reserves:
Diversified financial products	892,669	260,347	632,322	61%
Group life, accident and health	157,213	19,036	138,177	42
Aviation	52,771	20,650	32,121	31
London market account	134,398	32,773	101,625	48
Other specialty lines	211,798	70,469	141,329	62

Subtotal incurred but not reported reserves	1,448,849	403,275	1,045,574	55

Discontinued lines reported reserves	335,177	44,141	291,036
Discontinued lines incurred but not reported reserves	164,093	22,815	141,278	33

Total loss and loss adjustment expense payable	$3,227,080	$884,280	$2,342,800	51%

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

The percentage of net incurred but not reported reserves to net total reserves was 51% at December 31, 2008 and 2007. The reasons, by line of business, for changes in net reserves and the percentage of incurred but not reported reserves to total net reserves, other than changes related to normal maturing of claims, follow:

•	Diversified financial products — Total net reserves increased $166.8 million from 2007 to 2008 as this relatively new line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business is higher than in most of our other lines, since these losses report slower and have a longer duration. This line includes our directors’ and officers’ liability, professional indemnity and fiduciary liability coverages, which have experienced increased notices of claims, primarily from financial institutions, due to current market and credit-related issues. As a result, we increased our ultimate loss ratios for the 2007 and 2008 accident years in these lines. Although the percentage of incurred but not reported reserves will decrease as the claims start to mature, the percentage is consistent year-over-year due to the higher level of incurred but not reported reserves on the 2007 and 2008 accident years at December 31, 2008.

•	Group life, accident and health — Total net reserves decreased year-over-year due to the lower incurred loss ratio on this short-duration line of business. In addition, the length of time to pay claims decreased in 2008 due to shorter required reporting periods and more efficient claims processing.

•	London market account — Total net reserves and the percentage of incurred but not reported reserves both decreased due to the continued payment of long-tailed claims related to the 2005 hurricanes. In addition, redundant development more than offset the effect of the 2008 hurricanes.

•	Other specialty lines — Total net reserves increased due to our increased participation in one of our Lloyd’s of London syndicates, as well as growth in new lines of business.

•	Discontinued lines — Total net reserves for our discontinued lines decreased $45.4 million in 2008 as a result of claims payments.

Our net reserves historically have shown favorable development except for the effects of commutations, which we have completed in the past and may negotiate in the future. Commutations can produce adverse prior year development because, under generally accepted accounting principles, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout of the reserves; thus, the loss may be recouped as investment income is earned on the assets received. Based on our reserving techniques and our past results, we believe that our net reserves are adequate.

Throughout 2008, we conducted detailed reviews of our loss exposures stemming from the current U.S. and international economic environment, including issues related to subprime lending and credit market issues. We write directors’ and officers’ liability, professional indemnity and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit market related issues. We provide coverage for certain financial institutions, which have potential exposure to shareholder lawsuits. At December 31, 2008, we had 15 “Side A only” and 57 “non-Side A only” directors’ and officers’ liability, professional indemnity and fiduciary liability claims related to subprime and credit related issues. In reviewing our exposure, we considered the types of risks we wrote, the industry of our insured, attachment points with respect to excess business, types of coverage, policy limits, actual claims reported, and current legal interpretations and decisions. As part of our review, we increased certain ultimate loss ratios in the 2008 accident year for business written in 2007 and 2008 due to the continued uncertainty in the financial markets, which caused us to book $57.5 million of additional reserves. The largest portion of this was in our directors’ and officers’ liability business, primarily for policies written in 2007. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for these lines of business.

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

The reserve was $8.4 million at December 31, 2008, compared to $8.5 million at December 31, 2007. We assessed the collectibility of our year-end recoverables and believe amounts are collectible and any potential losses are adequately reserved based on currently available information.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carry back years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe that, as of December 31, 2008, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain pre-acquisition tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

We assess the impairment of goodwill annually, or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill assessment was conducted as of June 30, 2008, which is consistent with the timeframe for our annual assessment in prior years. As of December 31, 2008, we reviewed the results of our June goodwill assessment for indicators of impairment, particularly considering the current market conditions. We did not identify any indicators of impairment that would have caused us to conduct another comprehensive goodwill impairment assessment for calendar-year 2008.

We utilize the expected cash flow approach to determine the fair value of our reporting units. This approach utilizes estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We utilize our budgets and projections of future operations based on historical and expected industry trends to estimate our future cash flows and the probability of their occurring as projected. Based on our June 30, 2008 impairment test, the fair value of each of our reporting units exceeded its carrying amount by a satisfactory margin.

Other-Than-Temporary Impairments on Investments

We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end, based on all relevant facts and circumstances for each impaired security. Our evaluation considers various factors including:

•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	stress testing of expected cash flows under various scenarios,

•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, and

•	our ability and intent to hold the security for a period of time sufficient to allow full recovery or until maturity.

When we conclude that a decline in a security’s fair value is other-than-temporary, we recognize the impairment as a realized investment loss in our consolidated statements of earnings. The impairment loss equals the difference between the security’s fair value and cost at the balance sheet date.

During 2008, we reviewed our fixed income securities for other-than-temporary impairments at each quarter end. Our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than 12 consecutive months. At December 31, 2008, we had gross unrealized losses on available for sale fixed income securities of $91.3 million (2.2% of aggregate fair value of total fixed income securities) compared to $18.3 million (0.5% of aggregate fair value) at December 31, 2007. Our review in the fourth quarter of 2008 covered 82% of the total unrealized losses in the portfolio. Based on the results of our reviews in 2008, we recognized other-than-temporary impairment losses of $11.1 million. There were no other-than-temporary impairment losses in 2007 or 2006.

Recent Accounting Pronouncements

The FASB has issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, to delay the effective date of SFAS No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, such as goodwill. For these items, FSP 157-2 is effective January 1, 2009. We will finalize our assessment of the impact on our consolidated financial statements from our adoption of FSP 157-2 as applicable during 2009.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB, was effective January 1, 2008. SFAS 159 allows a company to make an irrevocable election to measure eligible financial assets and financial liabilities at fair value that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. As of December 31, 2008, we have not elected to value any additional assets or liabilities at fair value under the guidance of SFAS 159.

The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 are effective January 1, 2009, and early adoption is not permitted. We will apply the guidelines of SFAS 141(R) to future acquisitions. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our future consolidated financial statements.

The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 will be effective January 1, 2009. We do not expect adoption to have a material impact on the notes to our consolidated financial statements.

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days after the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” Our usage of the hierarchical guidance provided by SFAS 162 is not expected to have a material impact on our consolidated financial statements.

The FASB has issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. The pronouncement, which is effective

January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We expect that our adoption of APB 14-1 for our Convertible Notes will increase our consolidated shareholders’ equity by an immaterial amount at January 1, 2009 and we will have an immaterial reduction in net income in 2009. The adoption will not impact our past or future consolidated cash flows.

The FASB has issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting, which must be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt EITF 03-6-1 for our restricted stock and anticipate that adoption will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt and on foreign currency exchange rate risk.

Interest Rate Risk

During 2008, there was significant volatility and disruption in the financial and credit markets. A number of large financial institutions failed, were supported by the United States government or were merged into other companies. The market disruption has resulted in a lack of liquidity in the credit market for many other companies and a widening of credit spreads. For full year 2008, the net pretax unrealized gain on our fixed income securities decreased $10.4 million due to market value changes resulting from interest rate changes. During 2008, the net unrealized gain (loss) was $26.2 million at March 31, 2008, ($34.1) million at June 30, 2008, ($98.1) million at September 30, 2008 and $14.6 million at December 31, 2008.

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

The fair value of our fixed income securities was $4.3 billion at December 31, 2008 and $3.7 billion at December 31, 2007. If market interest rates were to change 1% (e.g. from 5% to 6%), the fair value of our fixed income securities would have changed approximately $198.8 million at December 31, 2008. This compares to a change in fair value of $179.7 million at December 31, 2007 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our $575.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2008, $200 million of the outstanding balance of $220.0 million was effectively converted to fixed rate debt at 4.60% through the use of interest rate swaps. The interest rate on the remaining $20.0 million is 30-day LIBOR plus a margin of 15 to 50 basis points, depending on our debt rating. At December 31, 2008, the contractual interest rate on the outstanding balance was 30-day LIBOR plus 25 basis points (0.69%). Our 1.30% Convertible Notes are not subject to interest rate changes.

Foreign Exchange Risk

The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2008 and 2007 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2008		2007
		Hypothetical		Hypothetical
	U.S. Dollar	10% Change	U.S. Dollar	10% Change
	Equivalent	in Fair Value	Equivalent	in Fair Value

British pound sterling	$13,074	$1,307	$42,340	$4,234
Canadian dollar	750	75	1,355	135
Euro	649	65	1,041	104

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2008, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2008 in previously filed reports on Form 8-K.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

On May 23, 2008, we filed with the New York Stock Exchange the Annual CEO Certification regarding our compliance with the New York Stock Exchange’s Corporate Governance listing standards as required by

Section 303A-12(a) of the New York Stock Exchange Listed Company Manual. The Annual CEO Certification was issued without qualification. In addition, we have filed as exhibits to the Annual Report on Form 10-K for the years ended December 31, 2008 and 2007 the applicable certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002.

Item 11.	Executive Compensation

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions and Director Independence

For information regarding Certain Relationships and Related Transactions and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2008 and which is incorporated herein by reference.

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

Dated: March 2, 2009

By:	/s/ Frank J. Bramanti
(Frank J. Bramanti)
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Frank J. Bramanti (Frank J. Bramanti)	Director and Chief Executive Officer (Principal Executive Officer)	March 2, 2009

/s/ Patrick B. Collins* (Patrick B. Collins)	Director	March 2, 2009

/s/ J. Robert Dickerson* (J. Robert Dickerson)	Director	March 2, 2009

/s/ Walter M. Duer* (Walter M. Duer)	Director	March 2, 2009

/s/ Edward H. Ellis, Jr. (Edward H. Ellis, Jr.)	Director, Executive Vice President and Chief Financial Officer	March 2, 2009

/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)	Director	March 2, 2009

/s/ Allan W. Fulkerson* (Allan W. Fulkerson)	Director	March 2, 2009

/s/ Thomas M. Hamilton* (Thomas M. Hamilton)	Director	March 2, 2009

/s/ John N. Molbeck, Jr.* (John N. Molbeck, Jr.)	Director, President and Chief Operating Officer	March 2, 2009

/s/ James E. Oesterreicher* (James E. Oesterreicher)	Director	March 2, 2009

/s/ Michael A. F. Roberts* (Michael A. F. Roberts)	Director	March 2, 2009

	Name	Title	Date

/s/ Robert A. Rosholt* (Robert A. Rosholt)		Director	March 2, 2009

/s/ Christopher J. B. Williams* (Christopher J. B. Williams)		Director and Chairman of the Board	March 2, 2009

/s/ Scott W. Wise* (Scott W. Wise)		Director	March 2, 2009

/s/ Pamela J. Penny (Pamela J. Penny)		Executive Vice President and Chief Accounting Officer	March 2, 2009

By:	/s/ Pamela J. Penny Pamela J. Penny, Attorney-in-fact

INDEX TO EXHIBITS

Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.

Exhibit
Number

(A)3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
(B)3	.2	—	Amended & Restated Bylaws of HCC Insurance Holdings, Inc.
(C)4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
(D)4	.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
(E)4	.3	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
(F)4	.4	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
(G)10	.1	—	Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of April 4, 2007 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association and The Bank of New York.
(H)10	.2	—	First Amendment to Loan Agreement dated as of October 23, 2007 by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association; The Bank of New York; Key Bank National Association; Bank of America, N.A.; and Deutsche Bank AG New York Branch
(I)10	.4	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(J)10	.5	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(J)10	.6	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(J)10	.7	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(K)10	.8	—	HCC Insurance Holdings, Inc. 2007 Incentive Compensation Plan.
(L)10	.9	—	Amended and Restated Employment Agreement effective January 1, 2007, between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
(M)10	.10	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
(M)10	.11	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
(M)10	.12	—	Employment Agreement effective June 1, 2007, between HCC Insurance Holdings, Inc. and Michael J. Schell.
(M)10	.13	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
(M)10	.14	—	First Amendment to Employment Agreement effective as of June 1, 2007 between HCC Insurance Holdings, Inc. and Michael J. Schell.
(N)10	.15	—	Service Agreement effective as of January 1, 2006, between HCC Service Company Limited (UK) Branch and Barry J. Cook.
(O)10	.16	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Frank J. Bramanti.

Exhibit
Number

(O)10	.17	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr.
10.18		—	Employment Agreement effective September 1, 2008, between HCC Insurance Holdings, Inc. and Cory L. Moulton.
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated March 2, 2009.
24		—	Powers of Attorney.
31.1			Certification by Chief Executive Officer.
31.2			Certification by Chief Financial Officer.
32.1			Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

(A)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(B)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 30, 2008.

(C)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(D)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

(E)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

(F)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

(G)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 4, 2007.

(H)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated October 24, 2007.

(I)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 33-152897) filed August 8, 2008.

(J)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the Quarter Ended September 30, 2008.

(K)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 10, 2007 Annual Meeting of Shareholders filed April 13, 2007.

(L)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 12, 2007.

(M)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 10, 2007.

(N)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the quarter ended March 31, 2007.

(O)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 30, 2007.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for fair value measurements in 2008. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and the manner in which it accounts for share-based compensation in 2006.

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
March 2, 2009

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2008	2007

ASSETS
Investments:
Fixed income securities — available for sale, at fair value (amortized cost: 2008 — $4,118,539; 2007 — $3,641,667)	$4,133,165	$3,666,705
Fixed income securities — held to maturity, at amortized cost (fair value: $125,561)	123,553	—
Short-term investments, at cost, which approximates fair value	497,477	783,650
Other investments	50,088	221,922

Total investments	4,804,283	4,672,277
Cash	27,347	39,135
Restricted cash and cash investments	174,905	193,151
Premium, claims and other receivables	770,823	763,401
Reinsurance recoverables	1,054,950	956,665
Ceded unearned premium	234,375	244,684
Ceded life and annuity benefits	64,235	66,199
Deferred policy acquisition costs	188,652	192,773
Goodwill	858,849	776,046
Other assets	153,964	170,314

Total assets	$8,332,383	$8,074,645

LIABILITIES
Loss and loss adjustment expense payable	$3,415,230	$3,227,080
Life and annuity policy benefits	64,235	66,199
Reinsurance balances payable	122,189	129,838
Unearned premium	977,426	943,946
Deferred ceding commissions	63,123	68,968
Premium and claims payable	405,287	497,974
Notes payable	344,714	324,714
Accounts payable and accrued liabilities	300,838	375,561

Total liabilities	5,693,042	5,634,280

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2008 — 116,457 and 2007 — 115,069; outstanding: 2008 — 113,444 and 2007 — 115,069)	116,457	115,069
Additional paid-in capital	861,867	831,419
Retained earnings	1,696,816	1,445,995
Accumulated other comprehensive income	27,536	47,882
Treasury stock, at cost (shares: 3,013)	(63,335)	—

Total shareholders’ equity	2,639,341	2,440,365

Total liabilities and shareholders’ equity	$8,332,383	$8,074,645

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(In thousands, except per share data)

	Years Ended December 31,
	2008	2007	2006

REVENUE
Net earned premium	$2,007,774	$1,985,086	$1,709,189
Fee and commission income	125,201	140,092	137,131
Net investment income	164,751	206,462	152,804
Net realized investment gain (loss)	(27,941)	13,188	(841)
Other operating income	9,638	43,545	77,012

Total revenue	2,279,423	2,388,373	2,075,295

EXPENSE
Loss and loss adjustment expense, net	1,211,873	1,183,947	1,011,856
Policy acquisition costs, net	381,441	366,610	319,885
Other operating expense	233,509	241,642	222,324
Interest expense	16,288	10,304	11,396

Total expense	1,843,111	1,802,503	1,565,461

Earnings before income tax expense	436,312	585,870	509,834
Income tax expense	131,544	190,441	167,549

Net earnings	$304,768	$395,429	$342,285

Earnings per common share:
Basic	$2.65	$3.50	$3.08
Diluted	$2.64	$3.38	$2.93
Weighted-average shares outstanding:
Basic	114,848	112,873	111,309
Diluted	115,474	116,997	116,736

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Net earnings	$304,768	$395,429	$342,285
Other comprehensive income (loss):
Investment gains (losses):
Investment gains (losses) during year	(37,290)	41,880	40,354
Income tax charge (benefit)	(14,985)	14,416	14,212

Investment gains (losses), net of tax	(22,305)	27,464	26,142

Less reclassification adjustments for:
Gains (losses) included in net earnings	(19,828)	37,461	38,527
Income tax charge (benefit)	(6,940)	13,111	13,484

Gains (losses) included in net earnings, net of tax	(12,888)	24,350	25,043

Net investment gains (losses)	(9,417)	3,114	1,099

Cash flow hedge loss	(5,543)	(2,488)	—
Income tax benefit	(1,940)	(871)	—

Cash flow hedge loss, net of tax	(3,603)	(1,617)	—

Foreign currency translation adjustment	(10,425)	13,276	17,048
Income tax charge (benefit)	(3,099)	863	3,249

Foreign currency translation adjustment, net of tax	(7,326)	12,413	13,799

Other comprehensive income (loss)	(20,346)	13,910	14,898

Comprehensive income	$284,422	$409,339	$357,183

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2008, 2007 and 2006
(In thousands, except per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2005	$110,803	$762,170	$798,388	$19,074	$—	$1,690,435
Net earnings	—	—	342,285	—	—	342,285
Other comprehensive income	—	—	—	14,898	—	14,898
Issuance of 928 shares for exercise of options, including tax benefit of $3,396	928	18,071	—	—	—	18,999
Stock-based compensation	—	14,022	—	—	—	14,022
Reimbursement, net of income taxes of $2,127	—	3,950	—	—	—	3,950
Cash dividends declared, $0.375 per share	—	—	(41,786)	—	—	(41,786)

Balance at December 31, 2006	111,731	798,213	1,098,887	33,972	—	2,042,803
Cumulative effect of accounting change (adoption of FIN 48)	—	—	(678)	—	—	(678)
Net earnings	—	—	395,429	—	—	395,429
Other comprehensive income	—	—	—	13,910	—	13,910
Issuance of 1,101 shares for exercise of options, including tax benefit of $3,352	1,101	23,432	—	—	—	24,533
Issuance of 2,215 shares for debt conversions	2,215	(2,215)	—	—	—	—
Stock-based compensation	22	11,989	—	—	—	12,011
Cash dividends declared, $0.42 per share	—	—	(47,643)	—	—	(47,643)

Balance at December 31, 2007	115,069	831,419	1,445,995	47,882	—	2,440,365
Net earnings	—	—	304,768	—	—	304,768
Other comprehensive loss	—	—	—	(20,346)	—	(20,346)
Issuance of 1,011 shares for exercise of options, including tax benefit of $1,283	1,011	17,187	—	—	—	18,198
Purchase of 3,013 common shares	—	—	—	—	(63,335)	(63,335)
Stock-based compensation	377	13,261	—	—	—	13,638
Cash dividends declared, $0.47 per share	—	—	(53,947)	—	—	(53,947)

Balance at December 31, 2008	$116,457	$861,867	$1,696,816	$27,536	$(63,335)	$2,639,341

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating activities:
Net earnings	$304,768	$395,429	$342,285
Adjustments to reconcile net earnings to cash provided by operating activities:
Change in premium, claims and other receivables	46,985	97,304	40,955
Change in reinsurance recoverables	(98,354)	213,353	192,049
Change in ceded unearned premium	10,309	(18,436)	13,291
Change in loss and loss adjustment expense payable	188,264	129,203	136,520
Change in reinsurance balances payable	(8,014)	7,002	(54,834)
Change in unearned premium	33,526	21,498	109,280
Change in premium and claims payable, net of restricted cash	(80,219)	(164,977)	(126,027)
Change in trading portfolio	49,091	9,362	(19,919)
Stock-based compensation expense	13,638	12,011	13,126
Depreciation and amortization expense	14,308	15,982	14,980
(Gain) loss on investments	49,549	(58,736)	(52,688)
Other, net	(17,883)	67,441	44,370

Cash provided by operating activities	505,968	726,436	653,388

Investing activities:
Sales of fixed income securities	583,211	438,057	338,927
Maturity or call of fixed income securities	323,998	302,876	247,072
Cost of securities acquired	(1,609,007)	(1,377,750)	(1,389,984)
Change in short-term investments	294,248	(72,279)	129,919
Proceeds from sales of strategic and other investments	77,097	46,612	63,285
Payments for purchase of businesses, net of cash received	(103,153)	(65,112)	(45,722)
Other, net	(7,996)	(9,741)	(11,971)

Cash used by investing activities	(441,602)	(737,337)	(668,474)

Financing activities:
Advances on line of credit	181,000	232,000	140,000
Payments on line of credit and notes payable	(161,000)	(205,763)	(140,616)
Sale of common stock	18,198	24,533	18,999
Purchase of common stock	(63,335)	—	—
Dividends paid	(52,453)	(46,158)	(38,923)
Other, net	1,436	(2,866)	9,981

Cash provided (used) by financing activities	(76,154)	1,746	(10,559)

Net decrease in cash	(11,788)	(9,155)	(25,645)
Cash at beginning of year	39,135	48,290	73,935

Cash at end of year	$27,347	$39,135	$48,290

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(1)	General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us, or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability, surety, credit, and fidelity); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health); and other specialty lines of insurance. We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company and American Contractors Indemnity Company. These companies operate throughout the United States with headquarters in Houston, Texas; Atlanta, Georgia; Frederick, Maryland; and Los Angeles, California, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom, Spain and Bermuda. We also participate in two Lloyd’s of London syndicates, which are managed by our subsidiary, HCC Underwriting Agency, Ltd. (UK), operating in London, England.

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

Our reinsurance and insurance brokers provide brokerage, consulting and other broker services to insurance and reinsurance companies, commercial customers and individuals in the same lines of business as the insurance companies and underwriting agencies operate. Our reinsurance broker is Rattner Mackenzie, which operates principally in the United Kingdom. Our insurance broker is Continental Underwriters.

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

We have reclassified certain amounts in our 2007 and 2006 consolidated financial statements to conform to the 2008 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

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

We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include underwriters’ salaries, bonuses, commissions, taxes, fees, and other direct underwriting costs. Historical and current loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

Fee and Commission Income

Fee and commission income in our consolidated statements of earnings includes fee income from our underwriting agencies, commission income from our brokers and proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs). When there is no significant future servicing obligation, we recognize fee and commission income from third parties on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions based on the profitability of business written, calculated using the respective commission formula and actual underwriting results through the date of calculation. Such amounts are adjusted if and when experience changes. When additional services are required, the service revenue is deferred and recognized over the service period. We record an allowance for estimated return commissions that we may be required to pay on the early termination of policies. Proceeds from ceded reinsurance are earned pro rata over the term of the underlying policy.

When our underwriting agencies utilize one of our insurance company subsidiaries as the policy issuing company and the business is reinsured with a third-party reinsurer, we eliminate in consolidation the fee and commission income against the related insurance company’s policy acquisition costs and defer the policy acquisition costs of the underwriting agencies.

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $5.4 million and $6.4 million at December 31, 2008 and 2007, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

Loss and Loss Adjustment Expense Payable

Loss and loss adjustment expense payable by our insurance companies is based on estimates of payments to be made for reported losses, incurred but not reported losses, and anticipated receipts from salvage and subrogation. Reserves are recorded on an undiscounted basis, except for reserves of acquired companies. The

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

discount on those reserves is not material. Estimates for reported losses are based on all available information, including reports received from ceding companies on assumed business. Estimates for incurred but not reported losses are based both on our experience and the industry’s experience. While we believe that amounts included in our consolidated financial statements are adequate, such estimates may be more or less than the amounts ultimately paid when the claims are settled. We continually review the estimates with our actuaries, and any changes are reflected in loss and loss adjustment expense in the period of the change.

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

One assumed residential mortgage guaranty reinsurance contract, which we determined does not transfer significant underwriting risk, is accounted for using the deposit method of accounting. In catastrophic or unforeseen circumstances, it is possible we could incur financial losses on this contract. We record all consideration received under the contract as a deposit liability, rather than as net earned premium and loss and loss adjustment expense. We use actuarial information to estimate both our liability under the contract and the appropriate rates to decrease the liability over the term of the contract. We report income from this contract, net of any losses, as other operating income in our consolidated statements of earnings.

Cash and Short-term Investments

Cash consists of cash in banks, generally in operating accounts. Short-term investments, including certificates of deposit and money-market funds, are classified as investments in our consolidated balance sheets as they relate principally to our investment activities. We generally maintain our cash deposits in major banks and invest our short-term funds in institutional money-market funds and short-term financial instruments. These securities typically mature within ninety days and, therefore, bear minimal risk.

Certain fiduciary funds totaling $199.6 million and $213.4 million were included in short-term investments and fixed income securities at December 31, 2008 and 2007, respectively. These funds are held by underwriting agencies, brokers or surety companies for the benefit of insurance or reinsurance clients. We earn interest, net of expenses, on these funds.

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

Investments

Substantially all of our fixed income securities are classified as available for sale and reported at fair value, based on quoted market prices of these securities or, when such prices are not available in inactive markets, based on management’s internal assumptions about future cash flows with risk-adjusted discount rates. The change in unrealized gain or loss on available for sale securities is recorded as a component of

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

other comprehensive income, net of the related deferred income tax effect, within shareholders’ equity. For securities denominated in currencies other than the U.S. dollar, the foreign exchange gain/loss on available for sale securities is recorded as a component of accumulated other comprehensive income until the related securities mature or are sold. We purchase the majority of our available for sale fixed income securities with the intent to hold them to maturity, but they may be sold prior to maturity if market conditions or credit-related risk warrant or if our investment policies dictate in order to maximize our investment yield.

Our available for sale fixed income portfolio includes asset-backed and mortgage-backed securities for which we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

A small portion of our fixed income securities are classified as held to maturity and reported at amortized cost. This portfolio includes foreign-denominated securities for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims that we will pay in foreign currencies. Any foreign exchange gain/loss on these securities is recorded through income and substantially offsets any foreign exchange gain/loss on the related liabilities.

Short-term investments and restricted cash investments are carried at cost, which approximates fair value. Other investments include alternative investments, which are accounted for using the equity method of accounting, and trading securities, which are carried at fair value. The carrying value of our alternative investments, the majority of which we liquidated in 2008, was $46.0 million and $172.8 million at December 31, 2008 and 2007, respectively. The fair value of our trading securities, which were liquidated during 2008, was $49.1 million at December 31, 2007. Changes in carrying value are included in the consolidated statements of earnings within net investment income for other alternative investments and in other operating income for trading securities.

Realized investment gains or losses are determined on an average cost basis and included in earnings on the trade date. A security is considered impaired when its cost exceeds its fair value. We evaluate the securities in our fixed income securities investment portfolio for possible other-than-temporary impairment losses at each quarter end, based on all relevant facts and circumstances for each impaired security. Our evaluation considers various factors including:

•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	stress testing of expected cash flows under various scenarios,

•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates, and

•	Our ability and intent to hold the security for a period of time sufficient to allow full recovery or until maturity

When we conclude that a decline in a security’s fair value is other-than-temporary, we recognize the impairment as a realized investment loss in our consolidated statements of earnings. The impairment loss equals the difference between the security’s fair value and cost at the balance sheet date. We also establish a new cost basis equal to the fair value, which is not adjusted for subsequent recovery in fair value. If we do not expect to collect all of the principal and interest through maturity, we accrete income over the remaining life

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

of the security based on the interest rate necessary to discount the expected future cash flows to the new basis. If we cannot estimate the timing or amount of future cash flows or if the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

Derivative Financial Instruments

We have reinsured interests in two long-term mortgage impairment insurance contracts that are denominated in British pound sterling. The exposure with respect to these two contracts is measured based on movement in a specified United Kingdom housing index. These insurance contracts qualify as derivative financial instruments, are unhedged and are reported in other assets at fair value, which was $16.1 million and $16.8 million at December 31, 2008 and 2007, respectively. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms. We record changes in fair value and any foreign exchange gain/loss on these contracts as a component of other operating income in our consolidated statements of earnings.

We have interest rate swap agreements that effectively convert outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate. These agreements are recorded at fair value and reported in accounts payable and accrued expenses. For agreements that qualify for hedge accounting treatment as cash flow hedges, the change in fair value is recorded each period as a component of other comprehensive income, net of the related deferred income tax effect. For all other agreements, the change in fair value is recorded as a component of other operating expense.

Strategic Investments and Other Operating Income

Included in other assets are certain strategic investments in insurance-related companies. For any strategic investment in which we own a 20% to 50% equity interest, the investment and income are recorded using the equity method of accounting. The related income is reported in other operating income in the consolidated statements of earnings. We record any interest, dividends on investments not accounted for by the equity method of accounting, and realized gains or losses in other operating income and we record unrealized gains or losses in other comprehensive income.

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

We utilize the expected cash flow approach to determine the fair value of a reporting unit. This approach utilizes estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

We assess the impairment of goodwill annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Our annual goodwill assessment was conducted as of June 30, 2008, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. Intangible assets not subject to amortization are tested for impairment annually,

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

or sooner if an event occurs or circumstances change that indicate that an intangible asset might be impaired. Other intangible assets are amortized over their respective useful lives.

Foreign Currency

The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date. For available for sale securities, unrealized gains and losses related to fluctuations in exchange rates are recorded as a component of other comprehensive income, net of the related deferred income tax effect, within shareholders’ equity until the securities mature or are sold. Similar exchange rate fluctuations related to held to maturity securities are recorded through income. Transactions in foreign currencies are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. Our foreign currency transactions are principally denominated in British pound sterling and the Euro.

We utilize the British pound sterling and the Euro as the functional currency in our other foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment, net of the related deferred income tax effect, within accumulated other comprehensive income is shareholders’ equity. The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the consolidated statements of cash flows.

Income Taxes

We file a consolidated Federal income tax return and include the foreign subsidiaries’ income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. We provide a deferred tax liability for un-repatriated earnings of our foreign subsidiaries at prevailing statutory rates when required. Due to our history of earnings, expectations for future earnings, and taxable income in carryback years, we expect to be able to fully realize the benefit of any net deferred tax asset on a consolidated basis.

In 2007, we adopted FIN No. 48, Accounting for Uncertainty in Income Taxes. To adopt FIN 48, we reduced beginning retained earnings by $0.7 million, primarily for potential interest on previously recorded tax liabilities related to uncertain tax positions. Effective January 1, 2007, we recorded a liability for our uncertain tax positions where we determined it is not more likely than not the tax position will be sustained upon examination by the appropriate tax authority. Changes in the liability for our uncertain tax positions are reflected in income tax expense or goodwill, if related to an acquisition, in the period when a new uncertain tax position arises, we change our judgment about the likelihood of uncertainty, the tax issue is settled, or the statute of limitations expires. We report any potential net interest income or expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively.

Stock-Based Compensation

We charge the fair value of stock-based compensation awards to earnings in accordance with the requirements of Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment. Effective January 1, 2006, we adopted SFAS 123(R) using the modified prospective method and currently recognize compensation expense on a straight-line basis for all unvested stock options as of that date. For stock option awards, we use the Black-Scholes single option pricing model to determine the fair value of the option on its grant date and expense that value on a straight-line basis over the option’s vesting period. For

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

grants of restricted stock and restricted stock units, we measure fair value based on our closing stock price on the grant date and expense that value on a straight-line basis over the award’s vesting period. For grants of unrestricted common stock, we measure fair value based on our closing stock price on the grant date and expense that value on the grant date.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings by the weighted-average common shares outstanding plus the weighted-average potential common shares outstanding during the year. Outstanding common stock options and unvested restricted stock, when dilutive, are included in the weighted-average potential common shares outstanding. Also included in the weighted-average potential common shares outstanding are common shares that would be issued for any premium in excess of the principal amount of our convertible debt. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, to delay the effective date of SFAS No. 157, Fair Value Measurements, (discussed in Note 2) for nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, such as goodwill. For these items, FSP 157-2 is effective January 1, 2009. We will finalize our assessment of the impact on our consolidated financial statements from our adoption of FSP 157-2 as applicable during 2009.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, issued by the FASB, was effective January 1, 2008. SFAS 159 allows a company to make an irrevocable election to measure eligible financial assets and financial liabilities at fair value that are not otherwise measured at fair value. Unrealized gains and losses for those items are reported in current earnings at each subsequent reporting date. As of December 31, 2008, we have not elected to value any additional assets or liabilities at fair value under the guidance of SFAS 159.

The FASB has issued SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51. SFAS 141(R) will change the accounting treatment for business combinations and will impact presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. SFAS 141(R) and SFAS 160 are effective January 1, 2009, and early adoption is not permitted. We will apply the guidelines of SFAS 141(R) to future acquisitions. We do not expect the adoption of SFAS 141(R) and SFAS 160 to have a material impact on our future consolidated financial statements.

The FASB has issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which expands the required disclosures about a company’s derivative and hedging activities. SFAS 161 is effective January 1, 2009. We do not expect adoption to have a material impact on the notes to our consolidated financial statements.

The FASB has issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days after the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board’s amendments to AU 411, The Meaning of Present Fairly in

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Conformity with Generally Accepted Accounting Principles. Our usage of the hierarchical guidance provided by SFAS 162 is not expected to have a material impact on our consolidated financial statements.

The FASB has issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement). APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. The pronouncement, which is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We expect that our adoption of APB 14-1 for our Convertible Notes will increase our consolidated shareholders’ equity by an immaterial amount at January 1, 2009 and we will have an immaterial reduction in net income in 2009. The adoption will not impact our past or future consolidated cash flows.

The FASB has issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. EITF 03-6-1 clarifies whether instruments, such as restricted stock, granted in share-based payments are participating securities prior to vesting, which must be included in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. EITF 03-6-1 is effective January 1, 2009, requires restatement of prior financial statements and does not permit early adoption. We must adopt EITF 03-6-1 for our restricted stock, and anticipate that adoption will not have a material impact on our consolidated financial statements.

(2)	Fair Value Measurements

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for financial assets and financial liabilities measured at fair value on a recurring basis (at least annually). SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 also established a hierarchy that prioritizes the input used to measure fair value into three levels, as described below. Our adoption of SFAS 157 did not impact our current or prior years’ consolidated financial position, results of operations or cash flows.

SFAS 157 applies to all financial instruments that are measured and reported at fair value. SFAS 157 defines fair value as the price that would be received to sell an asset or would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. In 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP FAS 157-3). FSP FAS 157-3 clarifies SFAS 157 with respect to the fair value measurement of a security when the market for that security is inactive. Our adoption of FSP FAS 157-3 did not impact our consolidated financial position, results of operations or cash flows.

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Our Level 1 investments are primarily U.S. Treasuries listed on stock exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at December 31, 2008. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

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

Our Level 3 securities include certain fixed income securities and two insurance contracts that we account for as derivatives. Fair value is based on internally developed models that use our assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.

We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value, pursuant to the guidance of SFAS 159. These assets had a recorded value of $63.0 million at December 31, 2008. We also excluded our held to maturity investment portfolio valued at $123.6 million and an investment valued at $4.1 million at December 31, 2008, which are measured at amortized cost and at cost, respectively.

The following table presents our assets and liabilities that were measured at fair value as of December 31, 2008.

	Level 1	Level 2	Level 3	Total

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following table presents the changes in fair value of our Level 3 category during 2008.

	Fixed
	Income	Other	Other
	Securities	Investments	Assets	Total

Balance at January 1, 2008	$7,623	$5,492	$16,804	$29,919
Net redemptions	(242)	(5,261)	—	(5,503)
Losses — realized	—	(299)	—	(299)
Other-than-temporary impairment losses — realized	(2,575)	—	—	(2,575)
Gains and (losses) — unrealized	(566)	68	(704)	(1,202)
Net transfers in/out of Level 3	2,275	—	—	2,275

Balance at December 31, 2008	$6,515	$—	$16,100	$22,615

Unrealized gains and losses on our Level 3 fixed income securities and other investments are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income.

(3)	Investments

Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2008
U.S. government	$196,856	$9,447	$(15)	$206,288
States, municipalities and political subdivisions	1,982,321	40,197	(30,983)	1,991,535
Corporate fixed income securities	517,794	5,308	(11,464)	511,638
Asset-backed and mortgage-backed securities	1,048,647	40,349	(48,130)	1,040,866
Foreign securities	372,921	10,576	(659)	382,838

Total available for sale fixed income securities	$4,118,539	$105,877	$(91,251)	$4,133,165

December 31, 2007
U.S. government	$159,147	$4,445	$(9)	$163,583
States, municipalities and political subdivisions	1,802,417	22,494	(2,630)	1,822,281
Corporate fixed income securities	299,288	2,778	(4,498)	297,568
Asset-backed and mortgage-backed securities	1,001,423	12,692	(4,423)	1,009,692
Foreign securities	379,392	956	(6,767)	373,581

Total available for sale fixed income securities	$3,641,667	$43,365	$(18,327)	$3,666,705

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity, all of which had fair value in excess of cost, were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2008
U.S. government	$21,319	$21,823
Foreign securities	102,234	103,738

Total held to maturity fixed income securities	$123,553	$125,561

All fixed income securities were income producing during 2008, except for one security valued at $0.1 million. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2008
U.S. government	$13,240	$(10)	$590	$(5)	$13,830	$(15)
States, municipalities and political subdivisions	584,091	(16,874)	197,425	(14,109)	781,516	(30,983)
Corporate fixed income securities	298,464	(7,217)	18,753	(4,247)	317,217	(11,464)
Asset-backed and mortgage-backed securities	195,690	(22,895)	96,452	(25,235)	292,142	(48,130)
Foreign securities	20,620	(211)	31,994	(448)	52,614	(659)

Total	$1,112,105	$(47,207)	$345,214	$(44,044)	$1,457,319	$(91,251)

December 31, 2007
U.S. government	$671	$(2)	$2,234	$(7)	$2,905	$(9)
States, municipalities and political subdivisions	236,494	(1,535)	149,584	(1,095)	386,078	(2,630)
Corporate fixed income securities	34,577	(2,316)	107,084	(2,182)	141,661	(4,498)
Asset-backed and mortgage-backed securities	89,112	(1,205)	220,651	(3,218)	309,763	(4,423)
Foreign securities	82,971	(861)	217,555	(5,906)	300,526	(6,767)

Total	$443,825	$(5,919)	$697,108	$(12,408)	$1,140,933	$(18,327)

We review our investments for possible impairments and assess whether any impairments are other-than-temporary at each quarter end. The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. During 2008, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than 12 consecutive months. At December 31, 2008, we had gross unrealized losses on available for sale fixed income securities of $91.3 million (2.2% of aggregate fair value of total fixed income securities) compared to $18.3 million (0.5% of aggregate fair value) at December 31, 2007. Our review in the fourth quarter of 2008 covered 82% of the total unrealized losses in the

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

portfolio. We considered all of the unrealized losses at year-end 2008 and 2007 to be temporary, based on the results of our review. We recognized $11.1 million of other-than-temporary realized losses on our fixed income securities in 2008 and none in 2007 and 2006.

The amortized cost and fair value of our fixed income securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our asset-backed and mortgage-backed securities at December 31, 2008 was approximately 2.4 years.

	Available for Sale
	Cost		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in 1 year or less	$137,466	$138,021	$87,262	$88,414
Due after 1 year through 5 years	1,130,926	1,152,376	29,937	30,676
Due after 5 years through 10 years	683,961	702,388	6,354	6,471
Due after 10 years through 15 years	487,950	486,262	—	—
Due after 15 years	629,589	613,252	—	—

Securities with fixed maturities	3,069,892	3,092,299	123,553	125,561
Asset-backed and mortgage-backed securities	1,048,647	1,040,866	—	—

Total fixed income securities	$4,118,539	$4,133,165	$123,553	$125,561

At December 31, 2008, our domestic insurance companies had deposited fixed income securities of $51.0 million (amortized cost of $47.3 million) to meet the deposit requirements of various insurance departments. In addition, we had a deposit of fixed income securities of $13.9 million (amortized cost of $12.6 million) at Lloyd’s of London, which serves as security for our participation in two Lloyd’s of London syndicates. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2008	2007	2006

Fixed income securities	$174,710	$150,594	$112,878
Short-term investments	24,173	37,764	30,921
Other investments	(30,191)	23,930	14,178

Total investment income	168,692	212,288	157,977
Investment expense	(3,941)	(5,826)	(5,173)

Net investment income	$164,751	$206,462	$152,804

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Gains	Losses	Net

Year ended December 31, 2008
Fixed income securities	$12,088	$(20,127)	$(8,039)
Other investments	663	(9,433)	(8,770)

Realized gain (loss)	$12,751	$(29,560)	$(16,809)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Gains	Losses	Net

Year ended December 31, 2007
Fixed income securities	$14,728	$(1,266)	$13,462
Other investments	305	(579)	(274)

Realized gain (loss)	$15,033	$(1,845)	$13,188

Year ended December 31, 2006
Fixed income securities	$886	$(1,771)	$(885)
Other investments	93	(49)	44

Realized gain (loss)	$979	$(1,820)	$(841)

Since 2005, we used certain available for sale fixed income securities, denominated in British pound sterling, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currency. We incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed $13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. Our gain (loss) from currency conversion, excluding the $13.4 million charge, was $1.9 million, ($1.8) million and zero in 2008, 2007 and 2006, respectively.

Unrealized pretax net gains (losses) on investments during each year were as follows:

	2008	2007	2006

Available for sale fixed income securities	$(10,412)	$26,663	$6,890
Strategic and other investments	(7,050)	(22,244)	(5,063)

Net unrealized investment gains (losses)	$(17,462)	$4,419	$1,827

(4)	Acquisitions and Goodwill

Acquisitions

During the past three years, we completed ten business acquisitions, ranging between $4.1 million and $140.0 million. We acquired these businesses to grow existing lines of business, such as medical stop-loss and surety, and to diversify into new specialty lines of business, such as medical excess, short-term medical and public entity insurance. Our largest acquisition in 2008 was MultiNational Underwriters, LLC for $42.7 million. The results of operations of the acquired businesses were included in our consolidated financial statements

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

beginning on the effective date of each transaction. The following table provides aggregate information on these acquisitions (in millions):

		Total Cash	Goodwill
		Consideration Paid	Recognized through
	Number of	through December 31,	December 31,	Tax Deductible
	Acquisitions	2008	2008	Goodwill

2008	Five	$72.6	$62.6	$51.4
2007	Two	16.3	4.8	—
2006	Three	163.5	158.3	136.2

The business combinations were recorded using the purchase method of accounting under SFAS No. 141, Business Combinations. We valued all identifiable assets and liabilities at fair value and allocated any remaining consideration to goodwill in our purchase price allocations. The majority of the goodwill related to the value of unique synergies derived from our $140.0 million acquisition of the Health Products Division in 2006 and the value of the assembled workforce, which is subsumed into goodwill in accordance with SFAS 141, for the Health Products Division and certain of the other acquisitions. We adopted SFAS 141(R) on January 1, 2009. Any future adjustments to finalize our pre-2009 purchase price allocations, other than for tax-related items, will be recorded as an adjustment to goodwill, in accordance with SFAS 141. All tax-related items will be recorded through earnings in the period when the adjustment is determined, in accordance with SFAS 141(R).

Our acquisition of MultiNational Underwriters, LLC includes a possible additional earnout depending upon achievement of certain underwriting profit levels. At December 31, 2008, we accrued $4.2 million for this earnout, with an offsetting increase to goodwill, which will be paid in 2009. Our prior acquisition of HCC Global Financial Products, LLC on October 1, 2002 for $6.9 million of initial consideration includes a contingency for future earnout payments, as defined in the purchase agreement, as amended. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007. Pretax earnings include underwriting results on longer-duration business until all future losses are paid. When the conditions for accrual have been satisfied under the purchase agreement, we record a liability to the former owners with an offsetting increase to goodwill. At December 31, 2008, unpaid accrued earnout totaled $20.2 million, of which $18.8 million will be paid in 2009. The total earnout and the related goodwill recognized from the acquisition date through December 31, 2008 was $187.5 million.

On February 28, 2009, we acquired Surety Company of the Pacific, which writes license and permit bonds for California contractors. We will record this business combination in accordance with SFAS 141(R).

Goodwill

When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. During 2008, we transferred $27.3 million of goodwill from our agency segment to our insurance company segment, based on a reorganization that shifted cash flows from a reporting unit in our agency segment to reporting units in our insurance company segment. In 2007, we

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

transferred $3.3 million of goodwill associated with a strategic investment to the carrying cost of that investment. The changes in goodwill were as follows:

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Balance at December 31, 2006	$532,820	$206,534	$—	$3,323	$742,677
Additions:
Acquisitions	3,503	—	—	—	3,503
Earnouts	27,984	5,205	—	—	33,189
Transfer and other	(323)	—	323	(3,323)	(3,323)

Balance at December 31, 2007	563,984	211,739	323	—	776,046
Additions:
Acquisitions	36,207	22,243	—	—	58,450
Earnouts	20,225	5,336	—	—	25,561
Transfer and other	26,111	(27,319)	—	—	(1,208)

Balance at December 31, 2008	$646,527	$211,999	$323	$—	$858,849

(5)	Reinsurance

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

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2008
Direct business	$2,156,613	$2,091,212	$1,327,932
Reinsurance assumed	342,150	363,389	307,562
Reinsurance ceded	(438,145)	(446,827)	(423,621)

Net amounts	$2,060,618	$2,007,774	$1,211,873

Year ended December 31, 2007
Direct business	$2,000,552	$2,001,329	$1,119,384
Reinsurance assumed	450,627	433,951	233,026
Reinsurance ceded	(465,570)	(450,194)	(168,463)

Net amounts	$1,985,609	$1,985,086	$1,183,947

Year ended December 31, 2006
Direct business	$1,867,908	$1,790,636	$990,800
Reinsurance assumed	367,740	357,799	228,038
Reinsurance ceded	(423,096)	(439,246)	(206,982)

Net amounts	$1,812,552	$1,709,189	$1,011,856

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Ceding commissions that are netted with policy acquisition costs in the consolidated statements of earnings were $47.8 million in 2008, $45.8 million in 2007 and $45.8 million in 2006.

The table below shows the components of reinsurance recoverables reported in our consolidated balance sheets.

	2008	2007

Reinsurance recoverable on paid losses	$64,419	$80,915
Reinsurance recoverable on outstanding losses	535,563	458,190
Reinsurance recoverable on incurred but not reported losses	463,396	426,090
Reserve for uncollectible reinsurance	(8,428)	(8,530)

Total reinsurance recoverables	$1,054,950	$956,665

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2008 and 2007.

	2008	2007

Payables to reinsurers	$252,198	$246,745
Letters of credit	184,314	188,400
Cash deposits	110,153	114,549

Total credits	$546,665	$549,694

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2008 and 2007.

	2008	2007

Loss and loss adjustment expense payable	$3,415,230	$3,227,080
Reinsurance recoverable on outstanding losses	(535,563)	(458,190)
Reinsurance recoverable on incurred but not reported losses	(463,396)	(426,090)

Net reserves	$2,416,271	$2,342,800

Unearned premium	$977,426	$943,946
Ceded unearned premium	(234,375)	(244,684)

Net unearned premium	$743,051	$699,262

Deferred policy acquisition costs	$188,652	$192,773
Deferred ceding commissions	(63,123)	(68,968)

Net deferred policy acquisition costs	$125,529	$123,805

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $25.0 million at December 31, 2008 and 2007. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2008
Hannover Rueckversicherungs AG	A	Germany	$98,037	$20,090	$77,947
Transatlantic Reinsurance Company	A	New York	88,549	21,122	67,427
Swiss Reinsurance America Corporation	A+	New York	56,377	6,827	49,550
Harco National Insurance Company	A−	Illinois	48,201	354	47,847
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	50,927	3,521	47,406
Arch Reinsurance Company	A	Bermuda	42,354	4,919	37,435

December 31, 2007
Hannover Rueckversicherungs AG	A	Germany	$97,224	$26,195	$71,029
Swiss Reinsurance America Corporation	A+	New York	61,147	3,133	58,014
Harco National Insurance Company	A−	Illinois	57,679	4,259	53,420
Arch Reinsurance Company	A	Bermuda	45,283	2,816	42,467
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	45,450	6,385	39,065
Transatlantic Reinsurance Company	A+	New York	44,175	9,061	35,114
Everest Reinsurance Company	A+	Delaware	27,674	70	27,604
Lloyd’s Syndicate Number 2791	A	United Kingdom	28,518	1,990	26,528

The companies’ ratings are the latest published by A.M. Best Company, Inc. Lloyd’s of London is an insurance and reinsurance marketplace composed of many independent underwriting syndicates financially supported by a central trust fund. Lloyd’s of London is rated “A” by A.M. Best Company, Inc.

We have a reserve of $8.4 million at December 31, 2008 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss.

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A+” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits amounted to $64.2 million and $66.2 million at December 31, 2008 and 2007, respectively.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(6)	Liability for Unpaid Loss and Loss Adjustment Expense

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable.

	2008	2007	2006

Reserves for loss and loss adjustment expense payable at beginning of year	$3,227,080	$3,097,051	$2,813,720
Less reinsurance recoverables on reserves	884,280	988,090	1,280,287

Net reserves at beginning of year	2,342,800	2,108,961	1,533,433
Net reserve addition from acquired businesses	29,053	742	146,811
Foreign currency adjustment	(82,677)	27,304	36,957
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,294,244	1,210,344	1,018,382
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years	(82,371)	(26,397)	(6,526)

Incurred loss and loss adjustment expense	1,211,873	1,183,947	1,011,856

Loss and loss adjustment expense payments for claims occurring during:
Current year	397,103	422,058	397,760
Prior years	687,675	556,096	222,336

Loss and loss adjustment expense payments	1,084,778	978,154	620,096

Net reserves at end of year	2,416,271	2,342,800	2,108,961
Plus reinsurance recoverables on reserves	998,959	884,280	988,090

Reserves for loss and loss adjustment expense at end of year	$3,415,230	$3,227,080	$3,097,051

Our net loss and loss adjustment expense was reduced by redundant reserve development relating to prior years’ losses of $82.4 million in 2008, $26.4 million in 2007 and $6.5 million in 2006. The redundant development for 2008 resulted primarily from the re-estimation of our net exposure in our diversified financial products line of business (principally related to our directors’ and officers’ liability product) on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and an assumed quota share program reported in our other specialty lines for the 2005 and prior accident years. We increased certain ultimate loss ratios in accident year 2008 due to increased claims activity, primarily from financial institutions. The largest portion of this increase was in our directors’ and officers’ liability business, primarily for policies written in 2007 and 2008. The redundant development for 2007 related primarily to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years. The redundant development for 2006 related to reductions in our 2005 hurricane and aviation reserves, mostly offset by a $20.2 million commutation charge on certain assumed run-off accident and health business reported in our discontinued lines.

We write directors’ and officers’ liability, professional indemnity and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit market related issues. We also write trade credit business and provide coverage for certain financial institutions, which have potential exposure to shareholder lawsuits as a result of the current economic

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

environment. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for this business.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company subsidiary began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance company subsidiaries do not have significant environmental exposure because of the types of risks covered.

(7)	Notes Payable

Notes payable at December 31, 2008 and 2007 are shown in the table below. The estimated fair value of our Convertible Notes ($149.8 million and $162.4 million at December 31, 2008 and 2007, respectively) is based on quoted market prices. The estimated fair value of our Revolving Loan Facility is based on current borrowing rates offered to us and approximates the carrying value at both balance sheet dates.

	2008	2007

1.30% Convertible Notes	$124,714	$124,714
$575.0 million Revolving Loan Facility	220,000	200,000

Total notes payable	$344,714	$324,714

Convertible Notes

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at December 31, 2008. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time on or after April 4, 2009. Holders may require us to repurchase the notes on April 1, 2009, 2014 or 2019, or if a change in control of HCC Insurance Holdings, Inc. occurs on or before April 1, 2009. The repurchase price to settle any such put or change in control provisions will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

Revolving Loan Facility

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The interest rate is 30-day LIBOR plus a margin of 15 to 50 basis points, depending on our debt rating. At December 31, 2008, the contractual interest rate on the outstanding balance was 30-day LIBOR plus 25 basis points (0.69%), but the effective interest rate on $200.0 million of the facility was 4.60% due to the fixed interest rate swaps discussed below. The facility is collateralized by guarantees entered into by our domestic underwriting agencies. The

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

facility agreement contains two restrictive financial covenants, with which we were in compliance at December 31, 2008. Our debt to capital ratio, including the Standby Letter of Credit Facility discussed below, cannot exceed 35% and our combined ratio, calculated under statutory accounting principles on a trailing four-quarter average, cannot be greater than 105%. At December 31, 2008, our actual ratios under these covenants were 13.9% and 85.2%, respectively.

In 2007, we entered into three interest rate swap agreements to exchange 30-day LIBOR (0.44% at December 31, 2008) for a 4.60% fixed rate on $200.0 million of our Revolving Loan Facility. The swaps qualify for cash flow hedge accounting treatment. The three swaps expire in November 2009. As of December 31, 2008, we had entered into two additional swaps for $105.0 million, which will begin when the original swaps expire in November 2009 and will expire in November 2010. The fixed rate on the new swaps is 2.94%. All of our swaps were in a total unrealized loss position of $8.0 million at December 31, 2008.

Standby Letter of Credit Facility

We have an $82.0 million Standby Letter of Credit Facility that is used to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC Insurance Holdings, Inc. The Standby Letter of Credit Facility contains the same two restrictive financial covenants similar as our Revolving Loan Facility, with which we were in compliance at December 31, 2008.

Subsidiary Lines of Credit

At December 31, 2008, certain of our subsidiaries maintained revolving lines of credit with banks in the combined maximum amount of $50.1 million available through November 30, 2009. Advances under the lines of credit are limited to amounts required to fund draws, if any, on letters of credit issued by the bank on behalf of the subsidiaries and short-term direct cash advances. The lines of credit are collateralized by securities having an aggregate market value of up to $62.8 million, the actual amount of collateral at any one time being 125% of the aggregate amount outstanding. Interest on the lines is payable at the bank’s prime rate of interest (3.25% at December 31, 2008) for draws on the letters of credit and either prime or prime less 1% on short-term cash advances. At December 31, 2008, letters of credit totaling $20.1 million had been issued to insurance companies by the bank on behalf of our subsidiaries, with total securities of $25.2 million collateralizing the lines.

(8)	Income Taxes

At December 31, 2008 and 2007, we had current income taxes payable (receivable) of $(1.2) million and $17.3 million, respectively, included in accounts payable and accrued liabilities in the consolidated balance sheets.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate:

	2008	2007	2006

Statutory tax rate	35%	35%	35%

Federal tax at statutory rate	$152,709	$205,054	$178,442
Nontaxable municipal bond interest and dividends received deduction	(22,614)	(18,215)	(15,291)
Non-deductible expenses	456	1,233	781
State income taxes, net of federal tax benefit	1,553	3,855	3,820
Foreign income taxes	31,036	37,406	22,548
Foreign tax credit	(30,868)	(37,396)	(22,405)
Uncertain tax positions (net of federal tax benefit on state positions of $303 in 2008 and $232 in 2007)	(1,647)	(1,561)	—
Other, net	919	65	(346)

Income tax expense	$131,544	$190,441	$167,549

Effective tax rate	30.1%	32.5%	32.9%

The components of income tax expense were as follows:

	2008	2007	2006

Federal current	$107,193	$113,950	$128,167
Federal deferred	(7,124)	34,948	10,957

Total federal	100,069	148,898	139,124

State current	2,948	2,795	3,842
State deferred	(559)	3,135	2,035

Total state	2,389	5,930	5,877

Foreign current	30,556	38,043	24,665
Foreign deferred	480	(637)	(2,117)

Total foreign	31,036	37,406	22,548

Uncertain tax positions	(1,950)	(1,793)	—

Income tax expense	$131,544	$190,441	$167,549

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The net deferred tax asset is included in other assets in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2008 and 2007 was as follows:

	2008	2007

Excess of financial unearned premium over tax	$18,705	$24,801
Discounting of loss reserves, net of salvage and subrogation	60,758	58,591
Excess of financial accrued expenses over tax	15,187	8,896
Allowance for bad debts, not deductible for tax	10,172	12,156
Stock-based compensation under SFAS 123(R) in excess of deduction for tax	9,457	6,716
Federal tax net operating loss carryforwards	214	650
State tax net operating loss carryforwards	3,053	2,996
Federal benefit of state uncertain tax positions	352	655
Valuation allowance	(4,698)	(6,521)

Total deferred tax assets	113,200	108,940

Unrealized gain on increase in value of securities	13,811	22,340
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	21,073	23,025
Amortizable goodwill for tax	50,184	37,281
Book basis in net assets of foreign subsidiaries in excess of tax	10,499	15,148
Property and equipment depreciation and other items	2,637	10,366

Total deferred tax liabilities	98,204	108,160

Net deferred tax asset	$14,996	$780

Changes in the valuation allowance account applicable to deferred tax assets result primarily from the acquisition and expiration of net operating losses and other tax attributes related to acquired businesses. Changes in the valuation allowance were as follows:

	2008	2007	2006

Balance at beginning of year	$6,521	$7,822	$10,293
State tax rates	(1,603)	—	—
Acquisitions	(1,108)	—	—
Net operating loss carryforwards	892	(1,240)	(1,746)
Other	(4)	(61)	(725)

Balance at end of year	$4,698	$6,521	$7,822

At December 31, 2008, we had Federal, state and foreign tax net operating loss carryforwards of approximately $0.6 million, $41.8 million and $2.1 million, respectively, which will expire in varying amounts through 2028. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $2.7 million and $0.9 million against our state and foreign loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our loss carryforwards, for which there are no valuation allowances, will be realized.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

At December 31, 2008 and 2007, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions under FIN 48 of $5.0 million and $7.6 million, respectively. Of the total amount of our unrecognized tax benefits at December 31, 2008, $4.8 million would reduce our annual effective tax rate if the uncertain tax benefits were recognized as a reduction of income tax expense currently. At December 31, 2008, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $1.5 million (including $0.3 million in interest) in the next twelve months, due to the expiration of statutes of limitation. A reconciliation of our liability for unrecognized gross tax benefits was as follows:

	2008	2007

Balance at beginning of year	$7,622	$9,869
Gross increases:
Tax positions of current year	597	953
Tax positions of prior years	188	248
Acquisitions	—	72
Gross decreases:
Statute expirations	(352)	(1,468)
Settlements	(2,383)	(1,327)
Tax positions of prior years	(670)	(305)
Acquisitions	—	(183)
Other	—	(237)

Balance at end of year	$5,002	$7,622

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statement of earnings as interest expense and other operating expense, respectively. We recognized a net $0.2 million of interest income in 2008 and $0.4 million in 2007 and no penalties in either year. At December 31, 2008, we had $0.8 million and $0.2 million accrued for interest expense and penalties, respectively.

We file income tax returns in the U.S. Federal jurisdiction, and various states and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2003. In 2008, the Internal Revenue Service concluded an examination of our 2004 and 2005 U.S. Federal income tax returns. The results of this examination did not have a material effect on our consolidated financial position, results of operations or cash flows.

(9)	Shareholders’ Equity

Treasury Stock

On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time. Repurchases under the plan will be subject to market and business conditions, as well as the level of cash generated from our operations, cash required for acquisitions, debt covenant compliance, trading price of our stock being at or below book value, and other relevant factors. The repurchase plan does not obligate us to purchase any particular number of shares and may be suspended or discontinued at any time at our discretion. In 2008, we repurchased 3.0 million shares of our common stock in the open market for a total cost of $63.3 million and a weighted-average cost of $21.02 per share.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

				Accumulated
	Unrealized	Cash Flow	Foreign	Other
	Investment	Hedge	Currency	Comprehensive
	Gains	Loss	Translation	Income

Balance at December 31, 2005	$16,919	$—	$2,155	$19,074
Net change for year	1,099	—	13,799	14,898

Balance at December 31, 2006	18,018	—	15,954	33,972
Net change for year	3,114	(1,617)	12,413	13,910

Balance at December 31, 2007	21,132	(1,617)	28,367	47,882
Net change for year	(9,417)	(3,603)	(7,326)	(20,346)

Balance at December 31, 2008	$11,715	$(5,220)	$21,041	$27,536

Reimbursement

In 2006, certain executives agreed to reimburse us for contractual obligations related to our stock option investigation. We recorded a $6.1 million receivable related to these contractual reimbursements and a corresponding $4.0 million increase to additional paid-in capital, net of $2.1 million of taxes payable on these reimbursements, in 2006. The receivable was collected in 2007.

Dividends

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2009 without special permission is $199.2 million.

(10)	Earnings Per Share

The following table details the numerator and denominator used in the earnings per share calculations.

	2008	2007	2006

Net earnings	$304,768	$395,429	$342,285

Weighted-average common shares outstanding	114,848	112,873	111,309
Dilutive effect of unvested restricted stock and outstanding options (determined using treasury stock method)	344	760	1,177
Dilutive effect of convertible debt (determined using treasury stock method)	282	3,364	4,250

Weighted-average common shares and potential common shares outstanding	115,474	116,997	116,736

Anti-dilutive stock options not included in treasury stock method computation	6,080	4,714	1,588

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(11)	Stock-Based Compensation

Our stock-based compensation plan, the 2008 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. We currently have stock options, restricted stock awards and restricted stock units outstanding under this plan. Each option granted under the plan may be used to purchase one share of our common stock. Outstanding options vest over a period of up to seven years, which is the requisite service period, and expire four to eight years after the grant date. Each restricted stock award and unit entitles the recipient to one share or equivalent unit of our common stock. Outstanding restricted stock awards and units vest over a period of up to four years, which is the requisite service period.

The consolidated statements of earnings reflect stock-based compensation expense of $13.7 million, $12.0 million and $13.1 million in 2008, 2007 and 2006, respectively, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. The total tax benefit recognized in earnings from stock-based compensation arrangements was $4.4 million, $4.2 million and $3.7 million, in 2008, 2007 and 2006, respectively. At December 31, 2008, there was approximately $31.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.8 years. In 2009, we expect to recognize $13.2 million of expense, including the amortization of deferred policy acquisition costs, for all stock-based awards currently outstanding. At December 31, 2008, 13.1 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock grants, of which 8.4 million shares were reserved for awards previously granted and 4.7 million shares were reserved for future issuance.

Common Stock Grants to Directors

In 2008 and 2007, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. The number of shares granted to each director was based on our closing stock price on the grant date, which was either the day of the Annual Meeting of Shareholders or the day the director joined the Board, if later.

Stock Options

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

	2008	2007	2006

Fair value of options granted	$4.15	$6.59	$7.20
Risk free interest rate	2.6%	4.4%	4.7%
Expected volatility	24.9%	21.0%	22.0%
Expected dividend yield	1.9%	1.3%	1.1%
Expected option life	3.8 years	4.3 years	3.8 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following table details our stock option activity during 2008.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value

Outstanding, beginning of year	8,565	$25.79
Granted	938	22.20
Exercised	(1,012)	16.73
Forfeited and expired	(242)	28.52

Outstanding, end of year	8,249	26.41	3.1 years	$19,171

Vested or expected to vest, end of year	7,725	26.33	3.1 years	18,365

Exercisable, end of year	3,648	25.19	2.3 years	11,516

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2008, 2007 and 2006 was $7.2 million, $12.5 million and $13.8 million, respectively.

Exercise of options during 2008, 2007 and 2006 resulted in cash receipts of $16.9 million, $21.1 million and $15.6 million, respectively. We generally recognize a tax benefit when our employees exercise options. We recorded a benefit of $1.3 million, $3.4 million and $3.4 million as financing cash flow in our consolidated statements of cash flows in 2008, 2007 and 2006, respectively.

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date. All outstanding restricted stock awards and units earn dividends or dividend equivalent units during the vesting period. The following table details the 2008 activity for our restricted stock awards and units.

			Weighted-
	Number	Weighted-Average	Average	Aggregate
	of	Grant Date	Contractual	Intrinsic
	Shares	Fair Value	Life	Value

Restricted Stock Awards
Outstanding, beginning of year	—
Awarded	344	$23.48

Outstanding, end of year	344	23.48	3.6 years	$9,202

Expected to vest, end of year	275	23.48	3.6 years	7,362

Restricted Stock Units
Outstanding, beginning of year	—
Awarded	133	$23.74

Outstanding, end of year	133	23.74	3.7 years	$3,556

Expected to vest, end of year	107	23.74	3.7 years	2,853

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

(12)	Segment and Geographic Data

We classify our activities into the following three operating business segments based on services provided: 1) insurance company, 2) agency and 3) other operations. See Note 1 for a description of the principal subsidiaries included in and the services provided by our insurance company and agency segments. Our other operations segment includes insurance-related investments, which we make periodically, and our trading portfolio, which we liquidated in 2008. Corporate includes general corporate operations and those minor operations not included in a segment. Inter-segment revenue consists primarily of fee and commission income of our agency segment charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage of premium) approximates what is charged to unrelated parties for similar services.

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated, and tax after corporate expense allocations, interest expense on debt incurred for acquired companies, intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment because it is not included in management’s evaluation of the other segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed on the corporate segment, which will record the appropriate stock-based compensation expense as the awards vest in future years.

No one customer comprised 10% or more of our consolidated revenues in 2008.

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2008
Revenue:
Domestic	$1,805,989	$51,020	$6,017	$808	$1,863,834
Foreign	383,476	32,113	—	—	415,589
Inter-segment	—	105,311	1,309	—	106,620

Total segment revenue	$2,189,465	$188,444	$7,326	$808	2,386,043

Inter-segment eliminations					(106,620)

Consolidated total revenue					$2,279,423

Net earnings (loss):
Domestic	$236,939	$24,307	$2,178	$(21,852)	$241,572
Foreign	64,782	4,062	—	—	68,844

Total segment net earnings (loss)	$301,721	$28,369	$2,178	$(21,852)	310,416

Inter-segment eliminations					(5,648)

Consolidated net earnings					$304,768

Other items:
Net investment income	$159,452	$4,529	$55	$715	$164,751
Depreciation and amortization	4,711	6,719	119	2,759	14,308
Interest expense (benefit)	1,174	15,590	(103)	(373)	16,288
Capital expenditures	2,652	6,978	127	2,903	12,660

Income tax expense (benefit)	123,000	17,664	(310)	(5,146)	135,208
Inter-segment eliminations					(3,664)

Consolidated income tax expense					$131,544

For 2008, earnings before income taxes were $334.2 million for our domestic subsidiaries and $102.1 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2007
Revenue:
Domestic	$1,849,620	$62,246	$38,904	$4,553	$1,955,323
Foreign	395,495	37,555	—	—	433,050
Inter-segment	—	78,836	—	—	78,836

Total segment revenue	$2,245,115	$178,637	$38,904	$4,553	2,467,209

Inter-segment eliminations					(78,836)

Consolidated total revenue					$2,388,373

Net earnings (loss):
Domestic	$277,331	$29,043	$22,801	$(20,168)	$309,007
Foreign	80,502	4,810	—	—	85,312

Total segment net earnings (loss)	$357,833	$33,853	$22,801	$(20,168)	394,319

Inter-segment eliminations					1,110

Consolidated net earnings					$395,429

Other items:
Net investment income	$192,486	$9,520	$2,498	$1,958	$206,462
Depreciation and amortization	4,921	8,030	219	2,812	15,982
Interest expense (benefit)	1,579	11,606	(51)	(2,830)	10,304
Capital expenditures	5,462	3,416	412	2,780	12,070

Income tax expense (benefit)	162,058	25,853	13,211	(11,531)	189,591
Inter-segment eliminations					850

Consolidated income tax expense					$190,441

For 2007, earnings before income taxes were $453.2 million for our domestic subsidiaries and $132.7 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2006
Revenue:
Domestic	$1,536,675	$65,866	$75,077	$6,198	$1,683,816
Foreign	357,092	34,387	—	—	391,479
Inter-segment	25	79,795	—	—	79,820

Total segment revenue	$1,893,792	$180,048	$75,077	$6,198	2,155,115

Inter-segment eliminations					(79,820)

Consolidated total revenue					$2,075,295

Net earnings (loss):
Domestic	$205,024	$32,281	$48,844	$(20,900)	$265,249
Foreign	66,991	10,038	—	—	77,029

Total segment net earnings (loss)	$272,015	$42,319	$48,844	$(20,900)	342,278

Inter-segment eliminations					7

Consolidated net earnings					$342,285

Other items:
Net investment income	$137,896	$9,484	$2,610	$2,814	$152,804
Depreciation and amortization	4,603	7,593	509	2,275	14,980
Interest expense (benefit)	1,887	11,552	517	(2,560)	11,396
Capital expenditures	4,199	2,317	757	5,731	13,004

Income tax expense (benefit)	129,857	25,483	23,645	(11,262)	167,723
Inter-segment eliminations					(174)

Consolidated income tax expense					$167,549

For 2006, earnings before income taxes were $393.1 million for our domestic subsidiaries and $116.7 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

The following tables present selected revenue items by line of business:

	2008	2007	2006

Diversified financial products	$805,604	$777,414	$728,861
Group life, accident and health	777,268	758,516	591,070
Aviation	139,838	153,121	152,886
London market account	106,857	124,609	112,362
Other specialty lines	173,449	171,824	123,981
Discontinued lines	4,758	(398)	29

Net earned premium	$2,007,774	$1,985,086	$1,709,189

Property and casualty	$105,137	$121,307	$114,400
Accident and health	20,064	18,785	22,731

Fee and commission income	$125,201	$140,092	$137,131

Assets by business segment and geographic location are shown in the following tables:

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2008
Domestic	$5,486,898	$402,093	$24,715	$278,749	$6,192,455
Foreign	1,803,872	336,056	—	—	2,139,928

Total assets	$7,290,770	$738,149	$24,715	$278,749	$8,332,383

December 31, 2007
Domestic	$5,131,724	$438,779	$78,527	$298,157	$5,947,187
Foreign	1,730,569	396,889	—	—	2,127,458

Total assets	$6,862,293	$835,668	$78,527	$298,157	$8,074,645

(13)	Commitments and Contingencies

Litigation

We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although, the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Other indemnifications agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At December 31, 2008, we have recorded a liability of $15.8 million and have provided $6.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2009, our deductible is approximately $100.7 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2009 up to the maximum amount set out in the Act. Currently, the Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $12.6 million in 2008, $11.1 million in 2007 and $10.3 million in 2006.

At December 31, 2008, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2009	$12,361
2010	12,168
2011	10,838
2012	8,310
2013	6,508
Thereafter	22,354

Total future minimum rental payments	$72,539

(14)	Related Party Transactions

At December 31, 2008, 2007 and 2006, we had accruals of $24.4 million, $31.7 million and $47.7 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued, tables in thousands, except per share data)

our subsidiaries. These accruals represent amounts due under the terms of various acquisition agreements. We paid $30.9 million in 2008, $49.0 million in 2007 and $32.3 million in 2006 related to such agreements.

We own equity interests in three companies for which we use the equity method of accounting. We recorded gross written premium from business originating at the three companies of $16.5 million in 2008, $15.7 million in 2007, and $16.9 million in 2006. During 2008, 2007 and 2006, we also ceded written premium of $0.4 million, $3.7 million and $9.3 million, respectively, to one of these companies under a quota share reinsurance agreement.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2008	2007	2006

Statutory policyholders’ surplus	$1,852,684	$1,744,889	$1,342,054
Statutory net income	308,717	365,308	303,758

The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16)	Supplemental Information

Supplemental cash flow information was as follows:

	2008	2007	2006

Cash received from commutations	$7,500	$101,040	$12,750
Income taxes paid	154,415	146,829	167,086
Interest paid	14,611	8,618	9,387
Dividends declared but not paid at year end	14,152	12,658	11,173

The unrealized gain or loss on securities available for sale and the related deferred taxes are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

(17)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2008	2007	2008	2007	2008	2007	2008	2007

Total revenue	$551,866	$614,407	$566,319	$582,494	$593,850	$594,250	$567,388	$597,222
Net earnings	$72,277	$99,642	$59,053	$97,925	$92,337	$101,172	$81,101	$96,690
Earnings per share:
Basic	$0.63	$0.87	$0.51	$0.87	$0.80	$0.90	$0.70	$0.86
Diluted	0.63	0.85	0.51	0.84	0.80	0.86	0.70	0.83
Weighted-average shares outstanding:
Basic	113,895	114,641	114,812	112,652	115,492	112,273	115,234	111,959
Diluted	114,111	117,085	115,418	116,323	116,075	117,728	116,372	117,009

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC.

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(In thousands)

December 31, 2008
Column A	Column B	Column C	Column D
			Amount at Which
			Shown in the
Type of Investment	Cost	Value	Balance Sheet

Available for sale fixed maturities:
Bonds — United States government and government agencies and authorities	$196,856	$206,288	$206,288
Bonds — states, municipalities and political subdivisions	805,065	808,697	808,697
Bonds — special revenue	1,177,256	1,182,838	1,182,838
Bonds — corporate	517,794	511,638	511,638
Asset-backed and mortgage-backed securities	1,048,647	1,040,866	1,040,866
Bonds — foreign	372,921	382,838	382,838

Total available for sale fixed maturities	4,118,539	4,133,165	4,133,165

Held to maturity fixed maturities:
Bonds — United States government and government agencies and authorities	21,319	21,823	21,319
Bonds — foreign	102,234	103,738	102,234

Total held to maturity fixed maturities	123,553	125,561	123,553

Total fixed maturities	4,242,092	$4,258,726	4,256,718

Equity securities:
Common stocks — industrial and miscellaneous	16	16	16

Total equity securities	16	$16	16

Short-term investments	497,477		497,477
Other investments	50,072		50,072

Total investments	$4,789,657		$4,804,283

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(In thousands)

	December 31,
	2008	2007

ASSETS
Cash	$101	$440
Short-term investments	12,164	36,479
Investment in subsidiaries	2,734,112	2,596,741
Intercompany loans to subsidiaries for acquisitions	297,735	217,041
Receivable from subsidiaries	40,520	52,683
Other assets	7,627	43,122

Total assets	$3,092,259	$2,946,506

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$37,443	$88,255
Notes payable	344,714	324,714
Deferred Federal income tax	17,973	19,059
Accounts payable and accrued liabilities	52,788	74,113

Total liabilities	452,918	506,141
Total shareholders’ equity	2,639,341	2,440,365

Total liabilities and shareholders’ equity	$3,092,259	$2,946,506

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Equity in earnings of subsidiaries	$308,227	$401,973	$351,657
Interest income from subsidiaries	13,328	9,345	8,196
Net investment income	626	1,794	2,698
Other operating income (loss)	10,006	(103)	1,130

Total revenue	332,187	413,009	363,681

Interest expense	15,339	8,950	9,199
Other operating expense	6,358	12,060	16,172

Total expense	21,697	21,010	25,371

Earnings before income tax expense	310,490	391,999	338,310
Income tax expense (benefit)	5,722	(3,430)	(3,975)

Net earnings	$304,768	$395,429	$342,285

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006

Operating Activities:
Net earnings	$304,768	$395,429	$342,285
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(168,834)	(371,873)	(272,409)
Change in accrued interest receivable added to intercompany loan balances	(13,328)	(9,345)	(7,788)
Change in accounts payable and accrued liabilities	(28,268)	18,812	5,788
Other, net	18,982	(9,254)	(2,396)

Cash provided by operating activities	113,320	23,769	65,480

Investing Activities:
Cash contributions to subsidiaries	—	(227)	(64,299)
Payments for purchase of businesses, net of cash received	(15,500)	(12,021)	(23,455)
Change in short-term investments	24,315	(16,587)	18,290
Sales and maturities of fixed income securities	—	—	30,587
Cost of securities acquired	—	(912)	(10,626)
Proceeds from sale of strategic investment	22,382	—	—
Change in receivable/payable from subsidiaries	(3,102)	—	—
Intercompany loans to businesses for acquisitions	(88,409)	(52,257)	(32,708)
Payments on intercompany loans to subsidiaries	24,245	52,570	33,461

Cash used by investing activities	(36,069)	(29,434)	(48,750)

Financing Activities:
Advances on line of credit	181,000	232,000	140,000
Payments on line of credit and notes payable	(161,000)	(204,437)	(140,249)
Sale of common stock, net of costs	18,198	24,533	18,999
Purchase of common stock	(63,335)	—	—
Dividends paid	(52,453)	(46,158)	(38,923)

Cash provided (used) by financing activities	(77,590)	5,938	(20,173)

Net increase (decrease) in cash	(339)	273	(3,443)
Cash at beginning of year	440	167	3,610

Cash at end of year	$101	$440	$167

See Notes to Condensed Financial Information.

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2008, the interest rate on intercompany loans was 6.75%.

(3)	Other operating expense includes $5.8 million in 2007 and $12.0 million in 2006 related to the company’s stock option investigation.

(4)	Dividends received from subsidiaries were $139.4 million, $30.1 million, and $79.2 million in 2008, 2007 and 2006, respectively.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC.

SUPPLEMENTARY INSURANCE INFORMATION
(In thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)		(2)			(3)
	December 31,			Years Ended December 31,
						Benefits,	Amortization
	Deferred	Future Policy				Claims,	of Deferred
	Policy	Benefits, Losses,			Net	Losses and	Policy	Other
	Acquisition	Claims and Loss	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
Segments	Costs	Expenses	Premiums	Revenue	Income	Expenses	Costs	Expenses	Written

2008
Insurance Company	$125,529	$3,479,465	$977,426	$2,007,774	$159,452	$1,211,873	$381,441	$115,737	$2,060,618
Agency					4,529			85,286
Other Operations					55			5,161
Corporate					715			27,325

Total	$125,529	$3,479,465	$977,426	$2,007,774	$164,751	$1,211,873	$381,441	$233,509	$2,060,618

2007
Insurance Company	$123,805	$3,293,279	$943,946	$1,985,086	$192,487	$1,183,947	$366,610	$127,942	$1,985,609
Agency					9,520			73,518
Other Operations					2,497			3,032
Corporate					1,958			37,150

Total	$123,805	$3,293,279	$943,946	$1,985,086	$206,462	$1,183,947	$366,610	$241,642	$1,985,609

2006
Insurance Company	$117,461	$3,167,974	$920,350	$1,709,189	$137,896	$1,011,856	$319,885	$110,438	$1,812,552
Agency					9,484			70,151
Other Operations					2,610			1,839
Corporate					2,814			39,896

Total	$117,461	$3,167,974	$920,350	$1,709,189	$152,804	$1,011,856	$319,885	$222,324	$1,812,552

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC.

REINSURANCE
(In thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to Other	Other		Amount
	Direct Amount	Companies	Companies	Net Amount	Assumed to Net

Year ended December 31, 2008
Life insurance in force	$1,348,357	$370,205	$—	$978,152	—%

Earned premium:
Property and liability insurance	$1,344,569	$405,049	$271,433	$1,210,953	22%
Accident and health insurance	746,643	41,778	91,956	796,821	12%

Total	$2,091,212	$446,827	$363,389	$2,007,774	18%

Year ended December 31, 2007
Life insurance in force	$1,267,547	$417,479	$—	$850,068	—%

Earned premium:
Property and liability insurance	$1,329,889	$415,699	$291,592	$1,205,782	24%
Accident and health insurance	671,440	34,495	142,359	779,304	18%

Total	$2,001,329	$450,194	$433,951	$1,985,086	22%

Year ended December 31, 2006
Life insurance in force	$1,371,637	$374,753	$—	$996,884	—%

Earned premium:
Property and liability insurance	$1,246,650	$408,632	$255,303	$1,093,321	23%
Accident and health insurance	543,986	30,614	102,496	615,868	17%

Total	$1,790,636	$439,246	$357,799	$1,709,189	21%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	2008	2007	2006

Reserve for uncollectible reinsurance:
Balance at beginning of year	$8,530	$14,883	$12,141
Provision charged to expense	—	2,231	5,649
Amounts written off	(103)	(8,584)	(2,907)

Balance at end of year	$8,427	$8,530	$14,883

Allowance for doubtful accounts:
Balance at beginning of year	$6,387	$6,514	$7,394
Provision charged to expense	770	1,124	576
Amounts written off and other	(1,777)	(1,251)	(1,456)

Balance at end of year	$5,380	$6,387	$6,514