Form 10-Q
period 2009-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2009-05-08
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period Ended March 31, 2009.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 from to
Commission file number 001-13790
HCC Insurance Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	76-0336636

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

13403 Northwest Freeway, Houston, Texas	77040-6094

(Address of principal executive offices)	(Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
On April 30, 2009, there were approximately 112.2 million shares of common stock, $1.00 par value issued and outstanding.

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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability or willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures of our information technology systems,

•	potential changes to the country’s health care delivery system, and

•	change of control.
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2008.
These events or factors could cause our results or performance to differ materially from those we express in our forward-looking statements. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of these assumptions, and, therefore, also the forward-looking statements based on these assumptions, could themselves prove to be inaccurate. In light of the significant uncertainties inherent in the forward-looking statements that are included in this Report, our inclusion of this information is not a representation by us or any other person that our objectives or plans will be achieved.
Our forward-looking statements speak only at the date made, and we will not update these forward-looking statements unless the securities laws require us to do so. In light of these risks, uncertainties and assumptions, any forward-looking events discussed in this Report may not occur.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	March 31,	December 31,
	2009	2008
		(as adjusted)
ASSETS
Investments:
Fixed income securities – available for sale, at fair value (amortized cost: 2009 – $4,168,329; 2008 – $4,118,539)	$4,228,306	$4,133,165
Fixed income securities – held to maturity, at amortized cost (fair value: 2009 – $95,432; 2008 – $125,561)	94,744	123,553
Short-term investments, at cost, which approximates fair value	671,355	497,477
Other investments	25,270	50,088

Total investments	5,019,675	4,804,283
Cash	33,013	27,347
Restricted cash and cash investments	184,666	174,905
Premium, claims and other receivables	807,177	770,823
Reinsurance recoverables	1,078,532	1,054,950
Ceded unearned premium	232,812	234,375
Ceded life and annuity benefits	63,513	64,235
Deferred policy acquisition costs	193,016	188,652
Goodwill	862,658	858,849
Other assets	148,855	153,581

Total assets	$8,623,917	$8,332,000

LIABILITIES

Loss and loss adjustment expense payable	$3,490,033	$3,415,230
Life and annuity policy benefits	63,513	64,235
Reinsurance balances payable	132,447	122,189
Unearned premium	974,687	977,426
Deferred ceding commissions	63,299	63,123
Premium and claims payable	423,919	405,287
Notes payable	424,714	343,649
Accounts payable and accrued liabilities	346,395	300,838

Total liabilities	5,919,007	5,691,977

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued: 2009 – 116,743 and 2008 – 116,457; outstanding: 2009 – 112,070 and 2008 – 113,444)	116,743	116,457
Additional paid-in capital	888,121	881,534
Retained earnings	1,746,943	1,677,831
Accumulated other comprehensive income	51,902	27,536
Treasury stock, at cost (shares: 2009 – 4,673 and 2008 – 3,013)	(98,799)	(63,335)

Total shareholders’ equity	2,704,910	2,640,023

Total liabilities and shareholders’ equity	$8,623,917	$8,332,000

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Three months ended March 31,
	2009	2008
		(as adjusted)
REVENUE

Net earned premium	$502,388	$493,546
Fee and commission income	30,294	30,999
Net investment income	45,218	47,621
Net realized investment gain (loss)	(58)	168
Other operating income (loss)	22,896	(4,946)

Total revenue	600,738	567,388

EXPENSE

Loss and loss adjustment expense, net	315,566	293,026
Policy acquisition costs, net	88,692	92,268
Other operating expense	68,998	59,204
Interest expense	4,639	4,953

Total expense	477,895	449,451

Earnings before income tax expense	122,843	117,937
Income tax expense	39,673	37,482

Net earnings	$83,170	$80,455

Earnings per common share:

Basic	$0.73	$0.70

Diluted	$0.73	$0.69

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
Three months ended March 31, 2009
(as adjusted)
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2008 (as previously reported)	$116,457	$861,867	$1,696,816	$27,536	$(63,335)	$2,639,341

Cumulative effect of accounting change (adoption of FSP APB 14-1)	—	19,667	(18,985)	—	—	682

Balance at December 31, 2008 (as adjusted)	116,457	881,534	1,677,831	27,536	(63,335)	2,640,023

Net earnings	—	—	83,170	—	—	83,170

Other comprehensive income	—	—	—	24,366	—	24,366

Comprehensive income						107,536

Issuance of 126 shares for exercise of options, including tax charge of $428	126	1,964	—	—	—	2,090

Purchase of 1,660 common shares	—	—	—	—	(35,464)	(35,464)

Stock-based compensation	160	4,623	—	—	—	4,783

Cash dividends declared, $0.125 per share	—	—	(14,058)	—	—	(14,058)

Balance at March 31, 2009	$116,743	$888,121	$1,746,943	$51,902	$(98,799)	$2,704,910

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2009	2008
		(as adjusted)
Operating activities:
Net earnings	$83,170	$80,455
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(28,719)	3,779
Change in reinsurance recoverables	(29,973)	2,671
Change in ceded unearned premium	(217)	19,899
Change in loss and loss adjustment expense payable	67,544	91,845
Change in reinsurance balances payable	11,481	(5,761)
Change in unearned premium	(11,335)	(16,960)
Change in premium and claims payable, net of restricted cash	8,859	(45,449)
Change in accounts payable and accrued liabilities	(7,556)	(7,015)
Change in trading portfolio	—	9,062
Stock-based compensation expense	4,783	2,866
Depreciation and amortization expense	3,579	3,390
Other, net	31,986	(2,982)

Cash provided by operating activities	133,602	135,800

Investing activities:
Sales of available for sale fixed income securities	119,092	120,075
Maturity or call of available for sale fixed income securities	69,280	75,875
Maturity or call of held to maturity fixed income securities	85,821	—
Cost of available for sale fixed income securities acquired	(210,093)	(419,238)
Cost of held to maturity fixed income securities acquired	(59,515)	—
Cost of other investments acquired	—	(36,735)
Change in short-term investments	(177,715)	128,052
Proceeds from sales of other investments	48,579	19,038
Payments for purchase of businesses, net of cash received	(32,966)	(71,486)
Other, net	(3,482)	(1,670)

Cash used by investing activities	(160,999)	(186,089)

Financing activities:
Advances on line of credit	80,000	40,000
Sale of common stock	2,090	4,592
Purchase of common stock	(35,464)	—
Dividends paid	(14,182)	(12,658)
Other, net	619	3,908

Cash provided by financing activities	33,063	35,842

Net increase (decrease) in cash	5,666	(14,447)
Cash at beginning of period	27,347	39,135

Cash at end of period	$33,013	$24,688

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1)	GENERAL INFORMATION

HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and brokers. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, professional indemnity, employment practices liability, surety, credit, and fidelity coverages); group life, accident and health; aviation; our London market account (which includes energy, marine, property, and accident and health coverages); and other specialty lines of insurance (which includes event cancellation, contingency, public entity, U.K. liability, and other coverages). We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.

Basis of Presentation

Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2008 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2008 condensed consolidated financial statements to conform to the 2009 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

Accounting Pronouncements Adopted in 2009

FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, became effective January 1, 2009. FSP FAS 157-2 requires prospective application of SFAS No. 157, Fair Value Measurements, to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. Our adoption of FSP FAS 157-2 had no impact on our condensed consolidated financial statements.

SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, became effective January 1, 2009. SFAS 141(R) changes certain accounting treatment for business combinations and impacts presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. Since January 1, 2009, we have recorded all new acquisitions under the guidance of SFAS 141(R). Our adoption of SFAS 160 had no impact on our condensed consolidated financial statements.

SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, became effective January 1, 2009. SFAS 161 expands the required disclosures about a company’s derivative and hedging activities. Our adoption had no impact on our condensed consolidated financial statements.

FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, became effective January 1, 2009 and required retrospective application to prior periods. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payments, such as restricted stock, are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payments that contain non-forfeitable rights to dividends or dividend-equivalents are treated as participating securities. Our adoption of FSP EITF 03-6-1 had no material impact on our consolidated earnings per share in any period due to immateriality of our restricted stock awards that have such terms.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we adopted FSP APB 14-1 for our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.30% and 2.00% Convertible Notes increased to 4.80% and 3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital. The following line items in our condensed consolidated financial statements were affected by this change in accounting principle:

	Three months ended March 31, 2008
	As originally
	reported	As adjusted	Change
Interest expense	$3,959	$4,953	$994
Earnings before income tax expense	118,931	117,937	(994)
Income tax expense	37,830	37,482	(348)
Net earnings	81,101	80,455	(646)
Diluted earnings per share	0.70	0.69	(0.01)

	December 31, 2008
	As originally
	reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)	$153,964	$153,581	$(383)
Notes payable	344,714	343,649	(1,065)
Additional paid-in capital	861,867	881,534	19,667
Retained earnings	1,696,816	1,677,831	(18,985)
Total shareholders’ equity	2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. At March 31, 2009, the implied discount on the 1.30% Convertible Notes was fully amortized, there was no remaining equity component, and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 4.80% for the three months ended March 31, 2009 and 2008. The contractual interest expense was $0.4 million in the first quarter of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $1.0 million in the three months ended March 31, 2009 and 2008, respectively. The adoption of FSP APB 14-1 did not impact our past or current consolidated cash flows.

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at March 31, 2009. While the notes are not convertible during the

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
second quarter of 2009, the convertible value of the notes, if converted, at March 31, 2009 was $138.7 million, which exceeds the principal amount by $14.0 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

Recent Accounting Pronouncements

The FASB has issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. These two standards modify the accounting guidance for determining fair value of financial statements under distressed market conditions and expand the related disclosures. The FASB has also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This standard revises the recognition and measurement requirements for impairment losses on debt securities and expands the related disclosures. We must adopt all three FSPs for the quarter ending June 30, 2009. Based on past results of our investment portfolio and its composition at March 31, 2009, we do not expect adoption of the FSPs to have a material effect on our consolidated financial statements.

Acquisition

On February 27, 2009, we acquired Surety Company of the Pacific, which writes license and permit bonds for California contractors. We included the results of operations of the acquired company in our condensed consolidated financial statements beginning on March 1, 2009. We valued all identifiable assets and liabilities at fair value, in accordance with SFAS 141(R). We are waiting for completion of an independent audit of the seller’s financial statements to complete the valuation of certain assets and liabilities required for our final purchase price allocation. We allocated $0.8 million to goodwill in our initial purchase price allocation. The goodwill is not deductible for United States Federal income tax purposes.

Income Tax

For the three months ended March 31, 2009 and 2008, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest.

Stock-Based Compensation

In the first quarter of 2009, we granted the following shares of common stock, restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number of	grant date	Aggregate	Vesting
	shares	fair value	fair value	period
Common stock	48	$23.94	$1,138	—
Restricted stock	112	24.00	2,696	3-4 years
Restricted stock units	18	23.94	429	4 years
Stock options	140	24.26	685	3-5 years

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited, tables in thousands except per share data)
(2)	FAIR VALUE

In accordance with SFAS No. 157, Fair Value Measurements, we value financial assets and financial liabilities at fair value. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy established by SFAS 157:
•	Level 1 – Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 – Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable and not corroborated by market data.
Our Level 1 investments are primarily U.S. Treasuries, for which we use quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at March 31, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

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

Our Level 3 financial instruments include certain fixed income securities and two insurance contracts that we account for as derivatives. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.

We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value. These assets had a recorded value of $35.2 million at March 31, 2009. We also excluded our held to maturity investment portfolio valued at $94.7 million and an investment valued at $4.1 million at March 31, 2009, which are measured at amortized cost and at cost, respectively.

The following table presents our assets and interest rate swap liabilities that were measured at fair value as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$75,839	$4,147,382	$5,085	$4,228,306
Other investments	14	—	—	14
Other assets	—	—	16,463	16,463

Total assets measured at fair value	$75,853	$4,147,382	$21,548	$4,244,783

Accounts payable and accrued liabilities	$—	$(6,951)	$—	$(6,951)

Total liabilities measured at fair value	$—	$(6,951)	$—	$(6,951)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following table presents the changes in fair value of our Level 3 category during the first quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615

Net redemptions	(281)	—	(281)
Gains and (losses) – unrealized	567	363	930
Gains and (losses) – realized	30	—	30
Net transfers out of Level 3	(1,746)	—	(1,746)

Balance at March 31, 2009	$5,085	$16,463	$21,548

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred investments from Level 3 to Level 2 because we were able to determine their fair value using inputs based on observable market data at March 31, 2009.

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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Three months ended March 31, 2009

Direct business	$532,032	$549,037	$362,270
Reinsurance assumed	70,355	64,140	36,665
Reinsurance ceded	(111,137)	(110,789)	(83,369)

Net amounts	$491,250	$502,388	$315,566

Three months ended March 31, 2008

Direct business	$483,146	$511,623	$292,811
Reinsurance assumed	99,853	93,070	69,272
Reinsurance ceded	(89,352)	(111,147)	(69,057)

Net amounts	$493,647	$493,546	$293,026

Ceding commissions that are netted against policy acquisition costs in the condensed consolidated statements of earnings were $12.5 million in 2009 and $11.7 million in 2008.

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	March 31,	December 31,
	2009	2008
Reinsurance recoverable on paid losses	$66,418	$64,419
Reinsurance recoverable on outstanding losses	576,304	535,563
Reinsurance recoverable on incurred but not reported losses	441,254	463,396
Reserve for uncollectible reinsurance	(5,444)	(8,428)

Total reinsurance recoverables	$1,078,532	$1,054,950

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

Reinsurers not authorized by the respective states of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset.

	March 31,	December 31,
	2009	2008
Payables to reinsurers	$252,779	$252,198
Letters of credit	199,254	184,314
Cash deposits	105,923	110,153

Total credits	$557,956	$546,665

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2009	2008
Loss and loss adjustment expense payable	$3,490,033	$3,415,230
Reinsurance recoverable on outstanding losses	(576,304)	(535,563)
Reinsurance recoverable on incurred but not reported losses	(441,254)	(463,396)

Net reserves	$2,472,475	$2,416,271

Unearned premium	$974,687	$977,426
Ceded unearned premium	(232,812)	(234,375)

Net unearned premium	$741,875	$743,051

Deferred policy acquisition costs	$193,016	$188,652
Deferred ceding commissions	(63,299)	(63,123)

Net deferred policy acquisition costs	$129,717	$125,529

(4)	EARNINGS PER SHARE

The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2009	2008
		(as adjusted)
Net earnings	$83,170	$80,455
Less: net earnings attributable to unvested restricted stock and restricted stock units	(396)	(2)

Net earnings attributable to common stock	$82,774	$80,453

Weighted-average common shares outstanding	112,799	115,232
Dilutive effect of outstanding options (determined using treasury stock method)	235	532
Dilutive effect of convertible debt (determined using treasury stock method)	255	605

Weighted-average common shares and potential common shares outstanding	113,289	116,369

Anti-dilutive stock options not included in treasury stock method computation	6,509	5,622

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	SEGMENT AND GEOGRAPHIC DATA

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated after corporate expense allocations, interest expense on debt incurred for acquired companies, and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment because it is not included in management’s evaluation of the other segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed in the corporate segment, which, in turn, will record the appropriate stock-based compensation expense as the awards vest in future years.

The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2009

Revenue:
Domestic	$470,386	$18,010	$2,278	$652	$491,326
Foreign	103,103	6,309	—	—	109,412
Inter-segment	—	23,747	254	—	24,001

Total segment revenue	$573,489	$48,066	$2,532	$652	624,739

Inter-segment eliminations					(24,001)

Consolidated total revenue					$600,738

Net earnings (loss):
Domestic	$69,913	$3,161	$1,013	$(7,606)	$66,481
Foreign	16,002	215	—	—	16,217

Total segment net earnings (loss)	$85,915	$3,376	$1,013	$(7,606)	82,698

Inter-segment eliminations					472

Consolidated net earnings					$83,170

Other items:
Net investment income	$44,220	$210	$4	$784	$45,218
Depreciation and amortization	1,126	1,747	22	684	3,579
Interest expense (benefit)	279	3,734	(7)	633	4,639
Capital expenditures	496	2,088	10	888	3,482

Tax expense:
Income tax expense (benefit)	$38,236	$3,376	$589	$(2,479)	$39,722
Inter-segment eliminations					(49)

Consolidated income tax expense					$39,673

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2008 (as adjusted)

Revenue:
Domestic	$456,928	$13,951	$(6,245)	$332	$464,966
Foreign	92,697	9,725	—	—	102,422
Inter-segment	—	17,109	—	—	17,109

Total segment revenue	$549,625	$40,785	$(6,245)	$332	584,497

Inter-segment eliminations					(17,109)

Consolidated total revenue					$567,388

Net earnings (loss):
Domestic	$66,730	$4,685	$(5,080)	$(8,313)	$58,022
Foreign	20,856	421	—	—	21,277

Total segment net earnings (loss)	$87,586	$5,106	$(5,080)	$(8,313)	79,299

Inter-segment eliminations					1,156

Consolidated net earnings					$80,455

Other items:
Net investment income	$45,756	$1,553	$17	$295	$47,621
Depreciation and amortization	1,181	1,491	35	683	3,390
Interest expense (benefit)	131	2,506	(26)	2,342	4,953
Capital expenditures	651	1,228	2	779	2,660

Tax expense:
Income tax expense (benefit)	$38,570	$3,545	$(3,711)	$(1,628)	$36,776
Inter-segment eliminations					706

Consolidated income tax expense					$37,482

     The following tables present selected revenue items by line of business.

	Three months ended March 31,
	2009	2008
Diversified financial products	$214,084	$192,177
Group life, accident and health	201,088	192,446
Aviation	32,814	34,993
London market account	23,674	27,090
Other specialty lines	30,724	46,846
Discontinued lines	4	(6)

Net earned premium	$502,388	$493,546

Property and casualty	$24,418	$25,254
Accident and health	5,876	5,745

Fee and commission income	$30,294	$30,999

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6)	SUPPLEMENTAL INFORMATION

Supplemental cash flow information was as follows:

	Three months ended March 31,
	2009	2008
		(as adjusted)
Income taxes paid	$20,214	$16,111
Interest paid	3,442	4,091
Comprehensive income	107,536	86,407
(7)	COMMITMENTS AND CONTINGENCIES

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2009. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At March 31, 2009, we have recorded a liability of $15.3 million and have provided $6.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain, Bermuda and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, participations in two Lloyd’s of London syndicates that we manage, underwriting agencies and a London-based reinsurance broker. Our shares are traded on the New York Stock Exchange and closed at $25.19 on March 31, 2009. We had a market capitalization of $2.7 billion at April 30, 2009.
We had shareholders’ equity of $2.7 billion at March 31, 2009. Our book value per share increased 4% in the first three months of 2009 to $24.14 at March 31, 2009, up from $23.27 per share at December 31, 2008. We had net earnings of $83.2 million, or $0.73 per diluted share, and generated $133.6 million of cash flow from operations in the first quarter of 2009. We declared dividends of $0.125 per share in the first quarter of 2009, compared to $0.11 per share in the first quarter 2008, and paid $14.2 million of dividends in 2009. We repurchased 1.7 million shares of our common stock for $35.5 million, at an average cost of $21.36 per share in 2009. We currently have $4.3 billion of fixed income securities with an average rating of AA+ that are available to fund claims and other liabilities. We maintain a $575.0 million Revolving Loan Facility that allows us to borrow up to the maximum on a revolving basis, under which we have $275.0 million of additional capacity at April 30, 2009. The facility expires in December 2011. We are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “AA (Very Strong)” by Fitch Ratings. Our major domestic insurance companies are rated “A+ (Superior)” by A.M. Best Company, Inc.
We earned $83.2 million or $0.73 per diluted share in the first quarter of 2009, compared to $80.5 million or $0.69 per diluted share (as adjusted) in the first quarter of 2008. The increase primarily relates to a $10.1 million after-tax net impact in 2009 due to a $25.0 million termination payment we received to commute a reinsurance contract that had been accounted for using the deposit method of accounting. Profitability from our underwriting operations remains at acceptable levels. Our combined ratio for the first three months of 2009 was 87.3%, compared to 83.7% for the same period of 2008. During 2009, we had $4.7 million of adverse reserve development, compared to $5.1 million of positive reserve development in the first quarter of 2008. Investment income on our fixed income securities grew $4.5 million in 2009, but dropped $6.8 million on our short-term investments compared to the first quarter of 2008. Our 2008 net earnings also included a $9.0 million loss related to trading securities, which we sold later in 2008. See the “Results of Operations” section below for additional discussion.
We underwrite a variety of specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies and agencies, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes and earthquakes to minimize the potential impact on our net earnings and shareholders’ equity.
We generate our revenue from six primary sources:
•	risk-bearing earned premium produced by our insurance companies’ operations,

•	non-risk-bearing fee and commission income received by our underwriting agencies and brokers,

•	ceding commissions in excess of policy acquisition costs earned by our insurance companies,

•	investment income earned by all of our operations,

•	realized investment gains and losses related to our fixed income securities portfolio, and

•	other operating income and losses, mainly from strategic investments and events that do not occur each year.

We produced $600.7 million of revenue in the first quarter of 2009, an increase of 6% compared to the first quarter of 2008. This increase principally resulted from a combined $20.0 million of other operating income and $5.0 million of fee and commission income related to the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting, as well as $9.0 million of losses on trading securities in the 2008 quarter.
During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings and issuing additional shares of common stock. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics. Since January 2008, we have acquired an insurance business and five underwriting agencies for total consideration of $84.0 million. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.
The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to the first quarter of 2009 compared to the same quarter of 2008, unless otherwise noted. Certain 2008 amounts have been adjusted to reflect our adoption of a new accounting standard as of January 1, 2009. See the “Accounting Pronouncements Adopted in 2009” section below for additional information.
Results of Operations
Net earnings were $83.2 million ($0.73 per diluted share) in 2009 compared to $80.5 million ($0.69 per diluted share) in 2008. The increase in net earnings primarily resulted from the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting and other items described below. Diluted earnings per share benefited from the repurchase of 4.7 million shares of our common stock in 2008 and the first quarter of 2009. The share repurchases reduced our diluted weighted-average shares outstanding, which were 113.3 million in the first quarter of 2009 and 116.4 million in the first quarter of 2008.
The following items affected pretax earnings in 2009 compared to 2008:

	Three months ended March 31,
	2009	2008
Pretax earnings (loss) from:
Commutation of reinsurance contract, net of related costs	$15,600	$—
Prior years’ positive (adverse) reserve development	(4,727)	5,127
Other-than-temporary impairments of fixed income securities	(3,113)	—
Trading securities	—	(9,028)
•	In 2009, we commuted all liability loss-free under a contract to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million in the quarter. The termination increased other operating income by $20.5 million and fee and commission income by $5.0 million. This revenue was offset by $9.9 million of expenses for reinsurance and other direct costs. The expenses were recorded in other operating expense in the first quarter of 2009.

•	In 2009, we had adverse development of our prior years’ net loss reserves of $4.7 million, primarily from reserve increases in certain of our group life, accident and health businesses. We had favorable development of $5.1 million in 2008 primarily from the re-estimation of our net exposure on certain case basis reserves.

•	We recognized other-than-temporary impairments on securities in our available for sale fixed income securities portfolio of $3.1 million in 2009, which we recorded in net realized investment loss. Our 2009 impairment losses were offset by gains on investments sold in the quarter. There were no other-than-temporary impairments recorded in 2008.

•	Our trading portfolio, which we liquidated during 2008, had fair value losses of $9.0 million in the first three months of 2008. These losses are reported in other operating income (loss).

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Three months ended March 31,
	2009	2008
		(as adjusted)
Net earned premium	83.6%	87.0%
Fee and commission income	5.0	5.5
Net investment income	7.5	8.4
Other operating income (loss)	3.9	(0.9)

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	52.5	51.6
Policy acquisition costs, net	14.8	16.3
Other operating expense	11.5	10.4
Interest expense	0.8	0.9

Earnings before income tax expense	20.4	20.8
Income tax expense	6.6	6.6

Net earnings	13.8%	14.2%

Gross written premium, net written premium and net earned premium are detailed below. Gross written premium increased from growth in our diversified financial products line of business and our 2008 acquisitions, offset by a reduction due to the discontinuance of an assumed quota share agreement in 2008. See the “Insurance Company Segment” section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2009	2008
Gross written premium	$602,387	$582,999
Net written premium	491,250	493,647
Net earned premium	502,388	493,546
The table below shows the source of our fee and commission income. Although fee and commission income was relatively flat quarter over quarter, 2009 includes the $5.0 million termination payment for commutation of a reinsurance contract that had been accounted for using the deposit method of accounting. Excluding the termination revenue, the decrease in 2009 primarily related to lower income from reinsurance overrides on quota share treaties.

	Three months ended March 31,
	2009	2008
Agencies	$24,576	$22,284
Insurance companies	5,718	8,715

Fee and commission income	$30,294	$30,999

The sources of net investment income are detailed below.

	Three months ended March 31,
	2009	2008
Fixed income securities
Taxable	$25,105	$22,452
Exempt from U.S. income taxes	20,333	18,472

Total fixed income securities	45,438	40,924
Short-term investments	1,794	8,592
Alternative investments	(962)	(1,205)
Other investments	—	267

Total investment income	46,270	48,578
Investment expense	(1,052)	(957)

Net investment income	$45,218	$47,621

Net investment income decreased 5% in 2009 primarily due to earning significantly lower market interest rates on our short-term investments. This decrease was partially offset by an 11% increase in income on our fixed income securities, which was generated from higher invested balances. Our fixed income securities portfolio increased from $3.9 billion at March 31, 2008 to $4.3 billion at March 31, 2009. The growth in fixed income securities resulted primarily from cash flow from operations.
Our loss from alternative investments, which were primarily fund-of-fund hedge fund investments, was the same quarter over quarter. We reduced our exposure to these funds by redeeming $52.6 million in the fourth quarter of 2008 and the remaining $44.3 million through April 2009. We have collected $90.6 million of these redeemed funds through April 2009.
We recognized $3.1 million of other-than-temporary impairments in the first quarter of 2009, which were offset by realized gains on the sales of other fixed income securities. There were no other-than-temporary impairments in the first quarter of 2008.
Other operating income was a gain of $22.9 million in 2009 compared to a loss of $4.9 million in 2008. The 2009 gain included the $20.0 million termination payment to commute a reinsurance contract that had been accounted for using the deposit method of accounting. The 2008 loss resulted from reduction in the fair value of previously-held trading securities. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of our other operating income (loss).

	Three months ended March 31,
	2009	2008
Contract using deposit accounting	$20,532	$—
Trading securities	—	(9,028)
Strategic investments	750	913
Financial instruments	363	1,336
Other	1,251	1,833

Other operating income (loss)	$22,896	$(4,946)

Loss and loss adjustment expense increased 8% quarter over quarter, due to the increase in net earned premium and the compound effect of adverse reserve development in 2009 and positive development in 2008. Policy acquisition costs decreased 4% quarter over quarter principally due to lower commission rates on certain lines of business and a change in the mix of business. See the “Insurance Company Segment” section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 17% in 2009. The 2009 increase included compensation and other operating expenses of subsidiaries acquired in the fourth quarter of 2008 and the first quarter of 2009. In addition, 2009 other operating expense included $9.9 million of expenses for costs directly related to commuting the reinsurance contract that had been accounted for using the deposit method of accounting. We had 1,937 employees at March 31, 2009 compared to 1,757 a year earlier, with the increase primarily due to acquisitions.
Other operating expense includes $3.6 million and $2.9 million in the first quarter of 2009 and 2008, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. At March 31, 2009, there was approximately $30.6 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.7 years.
Our effective income tax rate was 32.3% for 2009, compared to 31.8% for 2008. The higher effective rate in 2009 primarily relates to a slight increase in non-deductible expenses.
At March 31, 2009, book value per share was $24.14, up from $23.27 at December 31, 2008. Total assets were $8.6 billion and shareholders’ equity was $2.7 billion, compared to $8.3 billion and $2.6 billion, respectively, at December 31, 2008. We repurchased 1.7 million shares of our common stock in the first quarter of 2009, which increased book value per share by $0.04.

Segments
Insurance Company Segment
Net earnings of our insurance company segment decreased $1.7 million, or 2%, between 2009 and 2008, as the effects from an increased loss ratio and lower investment income were greater than the effects from increased earned premium and the net impact of the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting. Even though there is pricing competition in certain of our markets, our margins remain at an acceptable level of profitability.
Premium
Gross written premium is 3% higher in 2009, due to growth in our diversified financial products line of business and our recent acquisitions, partially offset by discontinuance of an assumed quota share contract in 2008. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, decreased to 82% in 2009 from 85% in 2008.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Three months ended March 31, 2009

Diversified financial products	$245,112	$203,363	83%	$214,084
Group life, accident and health	216,993	199,056	92	201,088
Aviation	41,952	30,611	73	32,814
London market account	44,749	26,394	59	23,674
Other specialty lines	53,577	31,822	59	30,724
Discontinued lines	4	4	nm	4

Totals	$602,387	$491,250	82%	$502,388

Three months ended March 31, 2008

Diversified financial products	$211,364	$180,501	85%	$192,177
Group life, accident and health	210,534	202,375	96	192,446
Aviation	44,828	32,346	72	34,993
London market account	40,936	29,028	71	27,090
Other specialty lines	75,343	49,403	66	46,846
Discontinued lines	(6)	(6)	nm	(6)

Totals	$582,999	$493,647	85%	$493,546

nm — Not meaningful
The changes in premium volume and retention levels between quarters resulted principally from the following factors:
•	Diversified financial products — Gross and net written premium increased because we wrote more domestic directors’ and officers’ liability business at higher prices in 2009 and generated additional premium from title insurance and new lines of business. Premium volume in our other major products in this group was stable, although pricing for certain of these products is down slightly. Earned premium increased in 2009 for the same reasons. Our retention rate was lower because we are reinsuring more directors’ and officers’ liability business in 2009.

•	Group life, accident and health — The increase in gross written premium was due to writing more sports disability business, which is substantially reinsured. The premium increase from a company acquired in late 2008 was offset by lower premium in our organic lines of business. The increase in net earned premium was due to our acquisition of MultiNational Underwriters in the first quarter of 2008.

•	Aviation — Our aviation premium volume was essentially flat due to continuing competition and lack of growth in the aviation industry. Pricing on this line remains competitive, although we have seen price increases on the international portion of this business.

•	London market account — Gross written premium was higher and our retention rate was lower in 2009 due to the timing of writing a large insurance policy, which is substantially reinsured. Net written and net earned premium were lower in 2009 because we wrote a smaller portion of our annual Gulf of Mexico energy policies in the first quarter of 2009. We expect to write a larger portion in the second quarter of 2009.

•	Other specialty lines — Premium decreased due to expiration of an assumed quota share contract in the second quarter of 2008 and discontinuance of a motor line written through one of our Lloyd’s syndicates in mid-2008. The decrease in the retention rate was due to the change in mix of business in this line.
Losses and Loss Adjustment Expenses
Our net redundant (adverse) development relating to prior year losses included in net incurred loss and loss adjustment expense was ($4.7 million) in 2009 compared to $5.1 million in 2008. The development primarily resulted from the re-estimation of our net claims exposure for certain products, primarily in the life, accident and health line of business in 2009 and the London market line of business in 2008. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ liability, professional indemnity and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit related issues. We provide coverage for certain financial institutions, which have potential exposure to shareholders’ lawsuits. At March 31, 2009, we had 17 “Side A only” and 62 “non-Side A only” directors’ and officers’ liability, professional indemnity and fiduciary liability claims related to subprime and credit related issues. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for these lines of business.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of March 31, 2009.
Our gross loss ratio was 65.1% in 2009 and 59.9% in 2008. The increase in gross loss ratio primarily related to higher gross losses in our directors’ and officers’, aviation, fidelity, and film completion and film production lines of business, a portion of which we reinsure. The following table provides comparative net loss ratios by line of business.

	Three months ended March 31,
	2009		2008
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products	$214,084	51.8%	$192,177	46.2%
Group life, accident and health	201,088	74.6	192,446	74.5
Aviation	32,814	61.3	34,993	57.6
London market account	23,674	41.3	27,090	33.2
Other specialty lines	30,724	81.0	46,846	66.9
Discontinued lines	4	nm	(6)	nm

Totals	$502,388	62.8%	$493,546	59.4%

Expense ratio		24.5		24.3

Combined ratio		87.3%		83.7%

nm – Not meaningful comparison

The changes in net loss ratios between periods resulted principally from the following factors:
•	Diversified financial products — The higher net loss ratio in 2009 resulted from our increased estimation of losses on certain lines of business, particularly for our directors’ and officers’ liability and credit businesses.

•	Group life, accident and health — While remaining flat quarter-over-quarter, the 2009 net loss ratio reflects lower losses on our medical stop-loss business, offset by adverse development and higher losses on short-term medical and other coverages.

•	Aviation — The 2009 net loss ratio reflects higher incurred claims.

•	London market account — The 2009 net loss ratio includes redundant reserve development on prior hurricane losses, which reduced the loss ratio 4.2 percentage points. The 2008 net loss ratio includes redundant reserve development related to our property and energy businesses, which decreased the loss ratio 10.2 percentage points.

•	Other specialty lines — We incurred losses on our film completion and film production businesses in 2009, which increased the net loss ratio 19.7 percentage points.
The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Three months ended March 31,
	2009	2008
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,416,271	$2,342,800
Net reserve additions from acquired businesses	30,209	29,053
Foreign currency adjustment	(18,272)	16,100
Incurred loss and loss adjustment expense	315,566	293,026
Loss and loss adjustment expense payments	(271,299)	(251,624)

Net reserves for loss and loss adjustment expense payable at end of period	$2,472,475	$2,429,355

Net paid loss ratio	54.0%	51.0%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in 2009, primarily due to higher claims payments in our diversified financial products line of business. In addition, we currently are paying claims on an expired quota share contract for which premium was earned in prior years.
Policy Acquisition Costs
Policy acquisition costs (which are reported net of the related portion of commissions on reinsurance ceded) as a percentage of net earned premium decreased to 17.7% in 2009 from 18.7% in 2008, principally due to lower commission rates on certain lines of business and a change in the mix of business. The GAAP expense ratio of 24.5% in 2009 was relatively flat compared to 24.3% in 2008. In 2009, lower policy acquisition costs were offset by the negative effect of lower income from reinsurance overrides on quota share treaties.
Agency Segment
Revenue from our agency segment increased to $48.1 million in 2009 from $40.8 million in 2008, primarily due to underwriting agencies acquired in 2008 and $5.0 million of fee and commission income related to terminating a reinsurance contract in 2009. Segment net earnings decreased to $3.4 million in 2009 from $5.1 million in 2008. Operating expenses, including those resulting from the commutation of the reinsurance contract, were higher in 2009, resulting in a decrease in the margin.

Other Operations Segment
Revenue and net earnings from our other operations segment were $2.5 million and $1.0 million, respectively, in 2009 compared to negative revenue of $6.2 million and a net loss of $5.1 million in 2008. The 2008 activity resulted from the reduction in fair value of our trading securities, which we liquidated later in 2008. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.
Liquidity and Capital Resources
During 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, received substantial capital infusions and loans from the U.S. and various other governments, or were merged into other companies. The market disruptions have resulted in a tightening of available sources of credit, increases in the cost of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $704.4 million of cash and liquid short-term investments at March 31, 2009 compared to $524.8 million at December 31, 2008. We have generated an annual average $588.2 million in cash from our operating activities, excluding cash from commutations, in the three-year period ended December 31, 2008. During the first quarter of 2009, we generated $133.6 million of cash from operating activities.

•	Our available for sale bond portfolio had a fair value of $4.2 billion at March 31, 2009, compared to $4.1 billion at December 31, 2008, and has an average rating of AA+. We have the intent and ability to hold these securities until their maturity but could sell some of these securities to generate cash, if the need arises; however, should we have to sell certain securities in the portfolio earlier to generate cash, given the current credit market volatility, it is possible we might not recoup the full reported fair value of the securities sold.

•	Our insurance companies have sufficient resources to pay potential claims in 2009, before consideration of expected cash flow from the insurance companies’ 2009 operations. As of December 31, 2008, we projected they will pay approximately $1.2 billion of claims and collect approximately $369.0 million of reinsurance in 2009. At December 31, 2008, they had approximately $1.0 billion of cash, short-term investments, maturing bonds, and principal payments from asset-backed and mortgage-backed securities available in 2009 to pay these claims. There has been no significant change in our expectations of their ability to pay claims as of March 31, 2009.

•	We have a committed line of credit, led by Wells Fargo, through a syndicate group of large domestic banks and one large foreign bank. Our Revolving Loan Facility provides borrowing capacity to $575.0 million through December 2011. At April 30, 2009, we had $275.0 million of unused capacity, which we can draw against at any time at our request. We believe that the banks will be able and willing to perform on their commitments to us. The facility agreement contains two restrictive financial covenants, with which we were in compliance at March 31, 2009.

•	During 2009, there have been no significant changes in either our Standby Letter of Credit Facility or our Subsidiary Lines of Credit, both of which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008.

•	We may redeem all $124.7 million of our 1.30% Convertible Notes at any time. The notes are subject to conversion by the note holders should our stock exceed a set market price. Our available capacity on the Revolving Loan Facility is sufficient to cover the $124.7 million of notes outstanding at March 31, 2009 that would be due if we redeem the notes or if they are converted. Holders may next require us to repurchase the notes on April 1, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $199.2 million in dividends in 2009 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2009 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	Our debt to total capital ratio was 13.6% at March 31, 2009 and 11.5% at December 31, 2008. We have a new “Universal Shelf” registration statement, which was filed and became effective in March 2009 and expires in March 2012. This shelf registration statement replaces our previous one that was to expire in May 2009. The current shelf registration statement provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. Although due to pricing we may not wish to issue securities in the current financial market, the shelf registration statement provides us the means to access the debt and equity markets relatively quickly.
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
Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations. Our operating cash flow also exceeds our net earnings due to expansion of our diversified financial products line of business, where we retain premium for a longer duration and pay claims later than for our short-tailed business.
We generated cash from operations of $133.6 million and $135.8 million in the first three months of 2009 and 2008, respectively, as the increased cash flow generated by the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting was offset by increased net loss payments. The components of our net operating cash flows are detailed in the following table.

	Three months ended March 31,
	2009	2008
		(as adjusted)
Net earnings	$83,170	$80,455
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(8,379)	(47,431)
Change in unearned premium, net	(11,552)	2,939
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	37,571	94,516
Change in trading portfolio	—	9,062
Other, net	32,792	(3,741)

Cash provided by operating activities	$133,602	$135,800

Our combined cash and investment portfolio increased by $221.1 million during 2009 to a total of $5.1 billion at March 31, 2009. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations.
Investments
At March 31, 2009, we had $5.0 billion of investment assets, an increase of $215.4 million from December 31, 2008. This table summarizes our investments by type, substantially all of which are reported at fair value, at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Short-term investments	$671,355	13%	$497,477	10%
U.S. government and government guaranteed fixed income securities	211,509	4	227,607	5
Fixed income securities of states, municipalities and political subdivisions	848,437	17	808,697	17
Special revenue fixed income securities of states, municipalities and political subdivisions	1,206,385	24	1,182,838	25
Corporate fixed income securities	556,185	11	511,638	10
Asset-backed and mortgage-backed securities	1,041,432	21	1,040,866	22
Foreign fixed income securities	459,102	9	485,072	10
Other investments	25,270	1	50,088	1

Total investments	$5,019,675	100%	$4,804,283	100%

At March 31, 2009, within our portfolio of fixed income securities, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $843.1 million. Within our residential MBS/CMO portfolio, $766.6 million of securities were issued by the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government, while $68.4 million, $6.4 million and $1.7 million of bonds are collateralized by prime, Alt A and subprime mortgages, respectively. All of these securities were current as to principal and interest. The average rating and approximate weighted-average life of these securities at March 31, 2009 were as follows:

	Rating	Weighted-average life
Prime	AA	2.7 years
Alt A	A	2.9 years
Subprime	A+	5.1 years
At March 31, 2009, we held a commercial MBS securities portfolio with a fair value of $139.7 million, an average rating of AAA, an average loan-to-value ratio of 66%, and a weighted-average life of approximately 4.9 years. We also held a corporate bond portfolio with a fair value of $556.2 million, an overall rating of A+, and a weighted-average life of approximately 3.2 years. In addition, we held $24.4 million of senior debt obligations of Fannie Mae and Freddie Mac, with an unrealized gain of $1.0 million. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.
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
When we conclude that a decline in a security’s fair value is other-than-temporary, we recognize the impairment as a realized investment loss in our consolidated statements of earnings. The impairment loss equals the difference between the security’s fair value and cost at the balance sheet date. In 2009 and 2008, we reviewed our fixed income securities for other-than-temporary impairments at each quarter end. Based on the results of our reviews, we recognized other-than-temporary impairment losses of $3.1 million in the first quarter of 2009. There were no other-than-temporary impairment losses in the first quarter of 2008.

This table shows a profile of our fixed income securities and short-term investments portfolio, including the average amount of investments, income earned and the related yield.

	Three months ended March 31,
	2009	2008
Average investments, at cost	$4,874,738	$4,653,910
Net investment income *	45,218	47,621
Average short-term yield *	1.2%	4.8%
Average long-term yield *	4.3%	4.4%
Average long-term tax equivalent yield *	5.2%	5.3%
Weighted-average combined tax equivalent yield *	4.7%	4.8%
Weighted-average maturity	6.1 years	6.9 years
Weighted-average duration	4.8 years	5.0 years
Average rating	AA+	AA+

*	Excluding realized and unrealized gains and losses.
This table summarizes, by rating, our investments in fixed income securities at March 31, 2009.

	Available for Sale		Held to Maturity
	Fair Value		Amortized Cost
	Amount	%	Amount	%
AAA	$2,028,388	48%	$94,744	100%
AA	1,447,155	34	—	—
A	618,295	15	—	—
BBB	119,768	3	—	—
BB and below	14,700	—	—	—

Total fixed income securities	$4,228,306	100%	$94,744	100%

At March 31, 2009, the net unrealized gain on our fixed income securities portfolio was $60.0 million, compared to $14.6 million at December 31, 2008. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The net unrealized gain on our fixed income securities portfolio at April 30, 2009 was $85.7 million.
Fair Value
In accordance with SFAS No. 157, Fair Value Measurements, we value financial assets and financial liabilities at fair value. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy established by SFAS 157:
•	Level 1 – Inputs are based on quoted prices in active markets for identical instruments.

•	Level 2 – Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.

•	Level 3 – Inputs are unobservable and not corroborated by market data.
Our Level 1 investments are primarily U.S. Treasuries, for which we use quoted prices for identical instruments to measure fair value.
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at March 31, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

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
Our Level 3 financial instruments include certain fixed income securities and two insurance contracts that we account for as derivatives. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.
We excluded from our SFAS 157 disclosures certain assets, such as alternative investments and certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value. These assets had a recorded value of $35.2 million at March 31, 2009. We also excluded our held to maturity investment portfolio valued at $94.7 million and an investment valued at $4.1 million at March 31, 2009, which are measured at amortized cost and at cost, respectively.
The following table presents our assets and interest rate swap liabilities that were measured at fair value as of March 31, 2009.

	Level 1	Level 2	Level 3	Total
Fixed income securities	$75,839	$4,147,382	$5,085	$4,228,306
Other investments	14	—	—	14
Other assets	—	—	16,463	16,463

Total assets measured at fair value	$75,853	$4,147,382	$21,548	$4,244,783

Accounts payable and accrued liabilities	$—	$(6,951)	$—	$(6,951)

Total liabilities measured at fair value	$—	$(6,951)	$—	$(6,951)

     The following table presents the changes in fair value of our Level 3 category during the first quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615

Net redemptions	(281)	—	(281)
Gains and (losses) – unrealized	567	363	930
Gains and (losses) – realized	30	—	30
Net transfers out of Level 3	(1,746)	—	(1,746)

Balance at March 31, 2009	$5,085	$16,463	$21,548

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred investments from Level 3 to Level 2 because we were able to determine their fair value using inputs based on observable market data at March 31, 2009.
Accounting Pronouncements Adopted in 2009
FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, became effective January 1, 2009. FSP FAS 157-2 requires prospective application of SFAS No. 157, Fair Value Measurements, to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis. Our adoption of FSP FAS 157-2 had no impact on our condensed consolidated financial statements.

SFAS No. 141 (revised 2007) (SFAS 141(R)), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, became effective January 1, 2009. SFAS 141(R) changes certain accounting treatment for business combinations and impacts presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. SFAS 160 changes the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. Since January 1, 2009, we have recorded all new acquisitions under the guidance of SFAS 141(R). Our adoption of SFAS 160 had no impact on our condensed consolidated financial statements.
SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, became effective January 1, 2009. SFAS 161 expands the required disclosures about a company’s derivative and hedging activities. Our adoption had no impact on our condensed consolidated financial statements.
FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, became effective January 1, 2009 and required retrospective application to prior periods. FSP EITF 03-6-1 clarifies whether instruments granted in share-based payments, such as restricted stock, are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Under FSP EITF 03-6-1, unvested share-based payments that contain non-forfeitable rights to dividends or dividend-equivalents are treated as participating securities. Our adoption of FSP EITF 03-6-1 had no material impact on our consolidated earnings per share in any period due to immateriality of our restricted stock awards that have such terms.
FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we adopted FSP APB 14-1 for our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.3% and 2.00% Convertible Notes increased to 4.80% and 3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital. The following line items in our condensed consolidated financial statements were affected by this change in accounting principle:

	Three months ended March 31, 2008
	As originally
	reported	As adjusted	Change
Interest expense	$3,959	$4,953	$994
Earnings before income tax expense	118,931	117,937	(994)
Income tax expense	37,830	37,482	(348)
Net earnings	81,101	80,455	(646)
Diluted earnings per share	0.70	0.69	(0.01)

	December 31, 2008
	As originally
	reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)	$153,964	$153,581	$(383)
Notes payable	344,714	343,649	(1,065)
Additional paid-in capital	861,867	881,534	19,667
Retained earnings	1,696,816	1,677,831	(18,985)
Total shareholders’ equity	2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. At March 31, 2009, the implied discount on the 1.30% Convertible Notes was fully amortized, there was no remaining equity component, and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 4.80% for the three months ended March 31, 2009 and 2008. The contractual interest expense was $0.4 million in the first quarter of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $1.0 million in the three months ended March 31, 2009 and 2008, respectively. The adoption of FSP APB 14-1 did not impact our past or current consolidated cash flows.
Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at March 31, 2009. While the notes are not convertible during the second quarter of 2009, the convertible value of the notes, if converted, at March 31, 2009 was $138.7 million, which exceeds the principal amount by $14.0 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
Recent Accounting Pronouncements
The FASB has issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly, and FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  These two standards modify the accounting guidance for determining fair value of financial statements under distressed market conditions and expand the related disclosures. The FASB has also issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This standard revises the recognition and measurement requirements for impairment losses on debt securities and expands the related disclosures.  We must adopt all three FSPs for the quarter ending June 30, 2009.  Based on past results of our investment portfolio and its composition at March 31, 2009, we do not expect adoption of the FSPs to have a material effect on our consolidated financial statements.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2008.
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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2009.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in our risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the first quarter of 2009, we purchased our common stock, as follows:

			Total number of	Approximate dollar
	Total	Average	shares purchased as	value of shares that
	number of	price	part of publicly	may yet be
	shares	paid per	announced plans or	purchased under the
Period	purchased	share	programs	plans or programs
February 1 — February 28, 2009	200,000	$22.06	200,000	$32,252,353
March 1 — March 31, 2009	1,460,000	$21.27	1,460,000	$1,201,217
On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. The share repurchase plan authorizes repurchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases under the plan will be subject to market and business conditions, as well as the level of cash generated from our operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan does not obligate us to purchase any particular number of shares, and may be suspended or discontinued at any time at our discretion. As of March 31, 2009, we had paid $98.8 million to repurchase 4,672,761 shares of our common stock in the open market pursuant to our repurchase program.
Item 6. Exhibits
a. Exhibits

10.1	Amended and Restated Employment Agreement effective January 1, 2007, between HCC Insurance Holdings, Inc. and Frank J. Bramanti (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 22, 2008)

10.2	First Amendment to Employment Agreement effective December 31, 2008 between HCC Insurance Holdings, Inc. and Michael J. Schell (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on December 22, 2008)

31.1	Certification by Chief Executive Officer

31.2	Certification by Chief Financial Officer

32.1	Certification with Respect to Quarterly Report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)

May 8, 2009	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr., President and Chief Executive Officer

May 8, 2009	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President and Chief Accounting Officer