Form 10-Q
period 2009-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2009-08-07
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended June 30, 2009.

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
On July 31, 2009, there were approximately 112.3 million shares of common stock outstanding.

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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability or willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures of our information technology systems,

•	potential changes in the country’s health care delivery system, and

•	change of control.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	June 30,	December 31,
	2009	2008
		(as adjusted)
ASSETS

Investments:
Fixed income securities – available for sale, at fair value (amortized cost: 2009 – $4,384,009; 2008 – $4,118,539)	$4,456,674	$4,133,165
Fixed income securities – held to maturity, at amortized cost (fair value: 2009 – $107,548; 2008 – $125,561)	107,145	123,553
Short-term investments, at cost, which approximates fair value	659,021	497,477
Other investments	4,666	50,088

Total investments	5,227,506	4,804,283
Cash	35,614	27,347
Restricted cash and cash investments	206,065	174,905
Premium, claims and other receivables	789,803	770,823
Reinsurance recoverables	1,082,713	1,054,950
Ceded unearned premium	261,801	234,375
Ceded life and annuity benefits	63,129	64,235
Deferred policy acquisition costs	204,026	188,652
Goodwill	847,792	858,849
Other assets	157,812	153,581

Total assets	$8,876,261	$8,332,000

LIABILITIES

Loss and loss adjustment expense payable	$3,566,263	$3,415,230
Life and annuity policy benefits	63,129	64,235
Reinsurance balances payable	158,222	122,189
Unearned premium	1,062,456	977,426
Deferred ceding commissions	66,606	63,123
Premium and claims payable	375,291	405,287
Notes payable	434,682	343,649
Accounts payable and accrued liabilities	340,147	300,838

Total liabilities	6,066,796	5,691,977

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued: 2009 – 116,992 and 2008 – 116,457; outstanding: 2009 – 112,319 and 2008 – 113,444)	116,992	116,457
Additional paid-in capital	895,290	881,534
Retained earnings	1,828,795	1,677,831
Accumulated other comprehensive income	67,187	27,536
Treasury stock, at cost (shares: 2009 – 4,673 and 2008 – 3,013)	(98,799)	(63,335)

Total shareholders’ equity	2,809,465	2,640,023

Total liabilities and shareholders’ equity	$8,876,261	$8,332,000

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
REVENUE

Net earned premium	$1,004,366	$1,000,156	$501,978	$506,610
Fee and commission income	56,426	61,763	26,132	30,764
Net investment income	93,629	94,870	48,411	47,249
Other operating income	28,419	6,001	5,523	10,947
Net realized investment gain (loss)	3,988	47	933	(121)
Other-than-temporary impairment loss:
Total loss	(5,709)	(1,599)	(2,596)	(1,599)
Portion recognized in other comprehensive income	755	—	755	—

Net loss recognized in earnings	(4,954)	(1,599)	(1,841)	(1,599)

Total revenue	1,181,874	1,161,238	581,136	593,850

EXPENSE

Loss and loss adjustment expense, net	608,136	595,927	292,570	302,901
Policy acquisition costs, net	178,940	188,113	90,248	95,845
Other operating expense	130,524	116,718	61,526	57,514
Interest expense	8,267	9,779	3,628	4,826

Total expense	925,867	910,537	447,972	461,086

Earnings before income tax expense	256,007	250,701	133,164	132,764
Income tax expense	81,252	78,571	41,579	41,089

Net earnings	$174,755	$172,130	$91,585	$91,675

Net earnings per common share:

Basic	$1.55	$1.49	$0.81	$0.79

Diluted	$1.54	$1.48	$0.81	$0.79

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
Six months ended June 30, 2009	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2008 (as previously reported)	$116,457	$861,867	$1,696,816	$27,536	$(63,335)	$2,639,341
Cumulative effect of accounting change (adoption of FSP APB 14-1)	—	19,667	(18,985)	—	—	682

Balance at December 31, 2008 (as adjusted)	116,457	881,534	1,677,831	27,536	(63,335)	2,640,023
Cumulative effect of accounting change (adoption of FSP FAS 115-2 and 124-2)	—	—	4,301	(4,301)	—	—
Net earnings	—	—	174,755	—	—	174,755
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	—	—	—	38,056	—	38,056
Other-than-temporary impairment loss, net of tax	—	—	—	(491)	—	(491)
Other, net of tax	—	—	—	6,387	—	6,387

Total other comprehensive income						43,952

Comprehensive income						218,707
Issuance of 316 shares for exercise of options, including tax effect	316	5,069	—	—	—	5,385
Purchase of 1,660 common shares	—	—	—	—	(35,464)	(35,464)
Stock-based compensation	219	8,687	—	—	—	8,906
Cash dividends declared, $0.25 per share	—	—	(28,092)	—	—	(28,092)

Balance at June 30, 2009	$116,992	$895,290	$1,828,795	$67,187	$(98,799)	$2,809,465

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2009	2008
		(as adjusted)
Operating activities:
Net earnings	$174,755	$172,130
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(14,383)	(43,624)
Change in reinsurance recoverables	(24,117)	(73,812)
Change in ceded unearned premium	(25,841)	9,052
Change in loss and loss adjustment expense payable	97,956	219,858
Change in reinsurance balances payable	35,985	(9,945)
Change in unearned premium	67,388	55,022
Change in premium and claims payable, net of restricted cash	(59,802)	(73,868)
Change in accounts payable and accrued liabilities	7,090	(72,911)
Change in trading portfolio	—	42,574
Stock-based compensation expense	8,906	6,797
Depreciation and amortization expense	7,652	6,824
Other, net	(13,413)	(7,658)

Cash provided by operating activities	262,176	230,439

Investing activities:
Sales of available for sale fixed income securities	199,744	236,878
Maturity or call of available for sale fixed income securities	160,470	182,410
Maturity or call of held to maturity fixed income securities	85,991	—
Cost of available for sale fixed income securities acquired	(570,529)	(900,693)
Cost of held to maturity fixed income securities acquired	(59,580)	—
Cost of other investments acquired	—	(25,000)
Change in short-term investments	(160,119)	256,564
Proceeds from sales of strategic and other investments	97,407	53,812
Payments for purchase of businesses, net of cash received	(32,966)	(72,369)
Proceeds from sale of assets of business	5,500	—
Other, net	(8,916)	(4,685)

Cash used by investing activities	(282,998)	(273,083)

Financing activities:
Advances on line of credit	105,000	75,000
Payments on line of credit and notes payable	(15,032)	(30,000)
Sale of common stock	5,385	9,868
Purchase of common stock	(35,464)	—
Dividends paid	(28,204)	(25,340)
Other, net	(2,596)	1,110

Cash provided by financing activities	29,089	30,638

Net increase (decrease) in cash	8,267	(12,006)
Cash at beginning of period	27,347	39,135

Cash at end of period	$35,614	$27,129

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1) General Information
HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies, underwriting agencies and a reinsurance broker. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency and reinsurance brokerage services to commercial customers and individuals. We market our products both directly to customers and through a network of independent brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions liability (known as professional indemnity outside the U.S.), employment practices liability, surety, credit, and fidelity coverages); group life, accident and health (which includes medical stop-loss, short-term medical, occupational accident, and other coverages); aviation; our London market account (which includes energy, property, marine, and accident and health coverages); and other specialty lines of insurance (which includes public entity, U.K. liability, event cancellation, contingency, and other coverages). We operate primarily in the United States, the United Kingdom, Spain, Bermuda and Ireland, although some of our operations have a broader international scope.
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our annual audited consolidated financial statements and related notes. The condensed consolidated balance sheet at December 31, 2008 (as adjusted) was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.
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
We have evaluated subsequent events through August 7, 2009, which is the date these financial statements were issued.
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
FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we adopted FSP APB 14-1 for our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.30% and 2.00% Convertible Notes increased to 4.80% and 3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital. The following line items in our 2008 condensed consolidated financial statements were affected by this change in accounting principle:

	Six months ended June 30, 2008			Three months ended June 30, 2008
	As originally			As originally
	reported	As adjusted	Change	reported	As adjusted	Change
Interest expense	$7,767	$9,779	$2,012	$3,808	$4,826	$1,018
Earnings before income tax expense	252,713	250,701	(2,012)	133,782	132,764	(1,018)
Income tax expense	79,275	78,571	(704)	41,445	41,089	(356)
Net earnings	173,438	172,130	(1,308)	92,337	91,675	(662)
Diluted earnings per share	$1.49	$1.48	$(0.01)	$0.80	$0.79	$(0.01)

	December 31, 2008
	As originally
	reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)	$153,964	$153,581	$(383)
Notes payable	344,714	343,649	(1,065)
Additional paid-in capital	861,867	881,534	19,667
Retained earnings	1,696,816	1,677,831	(18,985)
Total shareholders’ equity	2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. The implied discount on the 1.30% Convertible Notes was fully amortized in the first quarter of 2009. At June 30, 2009, there was no remaining equity component and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 3.05% for the six months ended June 30, 2009 and 4.80% for the six months ended June 30, 2008. The contractual interest expense was $0.8 million in the first six months of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $2.0 million in the six months ended June 30, 2009 and 2008, respectively. The adoption of FSP APB 14-1 did not impact our past or current consolidated cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective prospectively on April 1, 2009. FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1 modify the accounting guidance for determining fair value of financial instruments under distressed market conditions and expand the related disclosures. FSP FAS 115-2 and FAS 124-2 revises the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expands the related disclosures. Our adoption of these FSPs did not have a material effect on our 2009 condensed consolidated financial statements. See Footnote 3 for additional discussion of our adoption of FSP FAS 115-2 and FAS 124-2.
The FASB has issued SFAS No. 165, Subsequent Events, which establishes standards to account for and disclose events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS 165 as of June 30, 2009 and included the required disclosures in our condensed consolidated financial statements.
The FASB has issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162. SFAS 168 specifies that, effective July 1, 2009, the FASB Accounting Standards Codification (Codification) became the single authoritative source of U.S. GAAP. SEC rules and interpretive releases are the only other source of U.S. GAAP for SEC registrants. Although Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. We do not expect our future usage of Codification to have a material impact on our consolidated financial statements.
Net Earned Premium, Policy Acquisition Costs and Ceding Commissions
Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance protection in the period. For the majority of our insurance policies, we recognize premium, net of reinsurance, on a pro rata basis over the term of the related contract. For certain directors’ and officers’ liability tail policies, surety bonds and energy construction contracts, we recognize premium, net of reinsurance, over the period of risk in proportion to the amount of insurance protection provided. Unearned premium represents the portion of premium written that relates to the unexpired term of coverage. Premium for commercial title insurance and group life policies is recognized in earnings when the premium is due. When the limit under a specific excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.
Income Tax
For the six months ended June 30, 2009 and 2008, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest.
Notes Payable
Notes payable at June 30, 2009 and December 31, 2008 are shown in the table below. The estimated fair value of our Convertible Notes ($137.2 million at June 30, 2009 and $149.8 million at December 31, 2008) is based on quoted market prices. The estimated fair value of our Revolving Loan Facility is based on current borrowing rates offered to us and approximates the carrying value at both balance sheet dates.

	June 30,	December 31,
	2009	2008
1.30% Convertible Notes	$124,682	$123,649
$575.0 million Revolving Loan Facility	310,000	220,000

Total notes payable	$434,682	$343,649

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at June 30, 2009. While the notes are not convertible during the third quarter of 2009, the convertible value of the notes, if converted, at June 30, 2009 was $132.2 million, which exceeds the principal amount by $7.5 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Stock-Based Compensation
In the first six months of 2009, we granted the following shares of common stock, restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number of	grant date	Aggregate	Vesting
	shares	fair value	fair value	period
Common stock	75	$23.84	$1,778	—
Restricted stock	144	23.84	3,446	3-4 years
Restricted stock units	21	23.90	509	4 years
Stock options	295	5.29	1,561	3-5 years
Acquisition and Disposition
On February 27, 2009, we acquired Surety Company of the Pacific, which writes license and permit bonds for California contractors. We included the results of operations of the acquired company in our condensed consolidated financial statements beginning on March 1, 2009. We valued all identifiable assets and liabilities at fair value and allocated $4.0 million to goodwill in our purchase price allocation through June 30, 2009. We are waiting for completion of an independent audit of the seller’s financial statements to complete the valuation of certain liabilities required for our final purchase price allocation. The goodwill is not deductible for United States Federal income tax purposes.
On June 30, 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five year managing general underwriter’s agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We reduced goodwill by the amount assigned to this reporting unit and recognized an immaterial gain on the transaction.
Goodwill
When we complete a business combination, goodwill is either allocated to the reporting unit in which the acquired business is included or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our insurance company segment, we have five reporting units, which are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics. In our agency segment, we have six reporting units, which are individual subsidiaries.
An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2009 goodwill impairment test as of June 30, 2009, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of June 30, 2009.
For our 2009 impairment test, we incorporated new accounting guidance, which required us to consider three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the market and income approaches, and based our assumptions and inputs on market participant data, rather than our own data. For the income approach, we estimated the present value of expected cash flows to determine the fair value of each reporting unit. We utilized estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We weighted the results of the market and income approaches to determine the calculated fair value of each reporting unit. Prior to 2009, we used the expected cash flow approach with assumptions and inputs based on our own internal data to determine the fair value of each reporting unit. In all years, we utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
During 2009, we transferred $21.9 million of goodwill from two reporting units in our agency segment to a reporting unit in our insurance company segment, based on a reorganization that created a permanent change in cash flows. We also reduced goodwill related to the disposition of our commercial marine agency business discussed above. The changes in goodwill were as follows:

	Insurance		Other
	Company	Agency	Operations	Total
Balance at December 31, 2008	$646,527	$211,999	$323	$858,849
Additions:
Acquisitions	5,669	804	—	6,473
Earnouts	510	90	—	600
Disposition	—	(18,048)	—	(18,048)
Transfer and other	21,854	(21,936)	—	(82)

Balance at June 30, 2009	$674,560	$172,909	$323	$847,792

(2) Fair Value
We value financial assets and financial liabilities at fair value. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy:
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
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our condensed consolidated balance sheet at June 30, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of June 30, 2009 or December 31, 2008. The FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active, in 2008 and FSP FAS 157-4 (discussed in Footnote 1 above) in 2009. We did not apply the criteria of FSP FAS 157-3 as of June 30, 2009 and December 31, 2008, or the criteria of FSP FAS 157-4 as of June 30, 2009, since no markets for our investments were judged to be inactive as of those balance sheet dates.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We excluded from our fair value disclosures certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value. These assets had a recorded value of $15.0 million at June 30, 2009. We also excluded our $107.1 million held to maturity investment portfolio and an investment valued at $4.1 million at June 30, 2009, which are measured at amortized cost and at cost, respectively. Our held to maturity portfolio had a fair value of $107.5 million at June 30, 2009.
The following table presents our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
June 30, 2009

Fixed income securities	$172,436	$4,278,256	$5,982	$4,456,674
Other investments	14	—	—	14
Other assets	—	—	19,757	19,757

Total assets measured at fair value	$172,450	$4,278,256	$25,739	$4,476,445

Accounts payable and accrued liabilities	$—	$(5,256)	$—	$(5,256)

Total liabilities measured at fair value	$—	$(5,256)	$—	$(5,256)

December 31, 2008

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

The following table presents the changes in fair value of our Level 3 category during the first six months and the second quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615
Net redemptions	(1,263)	—	(1,263)
Gains and (losses) – unrealized	531	3,657	4,188
Gains and (losses) – realized	30	—	30
Net transfers in (out) of Level 3	169	—	169

Balance at June 30, 2009	$5,982	$19,757	$25,739

Balance at March 31, 2009	$5,085	$16,463	$21,548
Net redemptions	(982)	—	(982)
Gains and (losses) – unrealized	(36)	3,294	3,258
Net transfers in (out) of Level 3	1,915	—	1,915

Balance at June 30, 2009	$5,982	$19,757	$25,739

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. During the first quarter of 2009, we transferred investments from Level 3 to Level 2 because we were able to determine their fair value using inputs based on observable market data. In the second quarter of 2009, we transferred an investment from Level 2 to Level 3 due to our inability to obtain a fair value using inputs based on observable market data.
(3) Investments
Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized	Fair
	cost	gain	loss	value
June 30, 2009

U.S. government and government agency securities	$306,062	$6,739	$(426)	$312,375
Fixed income securities of states, municipalities and political subdivisions	1,013,169	31,512	(6,340)	1,038,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,027,887	26,728	(5,669)	1,048,946
Corporate fixed income securities	579,190	14,741	(3,628)	590,303
Residential mortgage-backed securities	868,420	34,210	(10,231)	892,399
Commercial mortgage-backed securities	164,357	294	(22,931)	141,720
Asset-backed securities	63,689	1,064	(4,088)	60,665
Foreign government securities	243,301	7,044	(730)	249,615
Foreign non-government securities	117,934	4,769	(393)	122,310

Total available for sale fixed income securities	$4,384,009	$127,101	$(54,436)	$4,456,674

December 31, 2008

U.S. government and government agency securities	$196,856	$9,447	$(15)	$206,288
Fixed income securities of states, municipalities and political subdivisions	1,082,855	23,948	(14,900)	1,091,903
Special purpose revenue bonds of states, municipalities and political subdivisions	899,466	16,249	(16,083)	899,632
Corporate fixed income securities	517,794	5,308	(11,464)	511,638
Residential mortgage-backed securities	796,522	40,229	(13,673)	823,078
Commercial mortgage-backed securities	179,479	42	(27,685)	151,836
Asset-backed securities	72,646	78	(6,772)	65,952
Foreign government securities	230,829	7,699	(431)	238,097
Foreign non-government securities	142,092	2,877	(228)	144,741

Total available for sale fixed income securities	$4,118,539	$105,877	$(91,251)	$4,133,165

The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity were as follows:

	Amortized	Fair
	cost	value
June 30, 2009

U.S. government securities	$15,003	$15,227
Foreign government securities	84,227	84,369
Foreign non-government securities	7,915	7,952

Total held to maturity fixed income securities	$107,145	$107,548

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Amortized	Fair
	cost	value
December 31, 2008

U.S. government securities	$21,319	$21,823
Foreign government securities	95,268	96,661
Foreign non-government securities	6,966	7,077

Total held to maturity fixed income securities	$123,553	$125,561

All fixed income securities were income producing during 2009 and 2008, except for one security valued at $0.1 million at June 30, 2009 and December 31, 2008. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2009

U.S. government and government agency securities	$119,544	$(426)	$—	$—	$119,544	$(426)
Fixed income securities of states, municipalities and political subdivisions	130,274	(1,473)	94,355	(4,867)	224,629	(6,340)
Special purpose revenue bonds of states, municipalities and political subdivisions	141,644	(1,423)	148,345	(4,246)	289,989	(5,669)
Corporate fixed income securities	28,134	(931)	48,378	(2,697)	76,512	(3,628)
Residential mortgage-backed securities	133,880	(1,404)	48,339	(8,827)	182,219	(10,231)
Commercial mortgage-backed securities	17,038	(494)	108,149	(22,437)	125,187	(22,931)
Asset-backed securities	1,055	(909)	15,915	(3,179)	16,970	(4,088)
Foreign government securities	23,786	(315)	15,172	(415)	38,958	(730)
Foreign non-government securities	7,024	(393)	—	—	7,024	(393)

Total	$602,379	$(7,768)	$478,653	$(46,668)	$1,081,032	$(54,436)

December 31, 2008

U.S. government and government agency securities	$13,240	$(10)	$590	$(5)	$13,830	$(15)
Fixed income securities of states, municipalities and political subdivisions	294,887	(7,819)	98,682	(7,081)	393,569	(14,900)
Special purpose revenue bonds of states, municipalities and political subdivisions	289,204	(9,055)	98,743	(7,028)	387,947	(16,083)
Corporate fixed income securities	298,464	(7,217)	18,753	(4,247)	317,217	(11,464)
Residential mortgage-backed securities	63,640	(8,805)	16,409	(4,868)	80,049	(13,673)
Commercial mortgage-backed securities	77,252	(10,028)	72,642	(17,657)	149,894	(27,685)
Asset-backed securities	54,798	(4,062)	7,401	(2,710)	62,199	(6,772)
Foreign government securities	—	—	25,613	(431)	25,613	(431)
Foreign non-government securities	20,620	(211)	6,381	(17)	27,001	(228)

Total	$1,112,105	$(47,207)	$345,214	$(44,044)	$1,457,319	$(91,251)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We adopted FSP FAS 115-2 and FAS 124-2, which specifies new criteria for identification and recognition of other-than-temporary impairment losses, as of April 1, 2009. FSP FAS 115-2 and FAS 124-2 requires us to determine, for each impaired fixed income security, that (a) we do not intend to sell the security and (b) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert either of these, the impairment is recorded as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the impairment loss is separated into (a) the credit loss and (b) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of an other-than-temporary loss recorded through earnings.
To adopt FSP FAS 115-2 and FAS 124-2, we reviewed all securities with a previous other-than-temporary impairment loss that we still held at April 1, 2009. For each, we determined the credit and non-credit component as of the adoption date. We calculated the net present value of each security by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the security prior to impairment. For our mortgage-backed securities, the estimated cash flows included prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of the loss from retained earnings to accumulated other comprehensive income as of the adoption date.
We review our impaired securities and assess whether any impairments are other-than-temporary at each quarter end, based on all relevant facts and circumstances for each impaired security. During 2009 and 2008, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our review in the second quarter of 2009 covered 77% of the total unrealized losses in the portfolio.
The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. In the second quarter of 2009, we changed our criteria for determining if an impaired security has an other-than-temporary impairment to comply with FSP FAS 115-2 and FAS 124-2. Our evaluation now considers various factors including:
•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	whether the impairment is due to an issuer-specific event,

•	whether we intend to sell the security,

•	if it is more likely than not that we will have to sell the security before recovery of its amortized cost basis, and

•	stress testing of expected cash flows for mortgage-backed and asset-backed securities under various scenarios.
To assist us in our evaluation, our outside investment advisors also perform detailed credit evaluations of all of our fixed income securities on an ongoing basis.
FSP FAS 115-2 and FAS 124-2 also changed the earnings recognition criteria for other-than-temporary impairment losses. Prior to our adoption of FSP FAS 115-2 and FAS 124-2, when we concluded that a decline in a security’s fair value was other-than-temporary, we recognized the impairment as a realized investment loss in our consolidated statements of earnings. Beginning in the second quarter of 2009, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We identified and recognized pretax other-than-temporary impairment losses as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Total other-than-temporary impairment loss	$(5,709)	$(1,599)	$(2,596)	$(1,599)
Portion recognized in other comprehensive income	755	—	755	—

Net other-than-temporary impairment loss recognized in earnings	$(4,954)	$(1,599)	$(1,841)	$(1,599)

At June 30, 2009, we had $4.8 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income.
The rollforward of the credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings during the second quarter of 2009, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, was as follows:

Balance at March 31, 2009	$—
Credit losses in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	2,723

Credit losses recognized in earnings:
Securities previously impaired	350
Securities not previously impaired	300

Balance at June 30, 2009	$3,373

Significant price deterioration in our fixed income securities occurred in the second half of 2008, principally due to the effects of the recent credit crisis, changes in market interest rates and widening of credit spreads. We did not consider the $91.3 million of gross unrealized losses in our available for sale fixed income securities to be other-than-temporary impairments at December 31, 2008 because: 1) we received all contractual interest and principal payments on these securities as of year-end 2008, 2) based on our fourth quarter 2008 review, we believed it was probable that we would continue to collect all such cash payments due in the future, and 3) as of December 31, 2008, we had the intent and ability to hold these securities until maturity or for a period of time sufficient to allow recovery of the impaired security’s fair value. Based on the new guidance of FSP FAS 115-2 and FAS 124-2, we do not consider the $54.4 million of gross unrealized losses in our portfolio to be other-than-temporary impairments at June 30, 2009 because: 1) we received all contractual interest and principal payments on these securities as of June 30, 2009, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases, and 4) for those securities with a credit loss at June 30, 2009, the unrealized loss relates to non-credit factors.
The change in our unrealized pretax net gains (losses) on investments during each period was as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Available for sale fixed income securities	$58,039	$(59,115)	$12,688	$(60,229)
Strategic and other investments	(2)	(1,237)	—	(410)

Net unrealized investment gains (losses)	$58,037	$(60,352)	$12,688	$(60,639)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The amortized cost and fair value of our fixed income securities at June 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities at June 30, 2009 was 4.7 years.

	Available for sale		Held to maturity
	Cost or
	amortized		Amortized
	cost	Fair value	cost	Fair value
Due in 1 year or less	$198,090	$200,086	$29,128	$29,207
Due after 1 year through 5 years	1,193,126	1,232,370	70,391	70,811
Due after 5 years through 10 years	748,694	771,929	7,626	7,530
Due after 10 years through 15 years	573,876	583,170	—	—
Due after 15 years	573,757	574,335	—	—

Securities with fixed maturities	3,287,543	3,361,890	107,145	107,548
Residential mortgage-backed securities	868,420	892,399	—	—
Commercial mortgage-backed securities	164,357	141,720	—	—
Asset-backed securities	63,689	60,665	—	—

Total fixed income securities	$4,384,009	$4,456,674	$107,145	$107,548

The sources of net investment income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Fixed income securities	$92,912	$85,296	$47,474	$44,372
Short-term investments	3,479	13,571	1,685	4,979
Other investments	(958)	(1,916)	4	(978)

Total investment income	95,433	96,951	49,163	48,373
Investment expense	(1,804)	(2,081)	(752)	(1,124)

Net investment income	$93,629	$94,870	$48,411	$47,249

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Gains	Losses	Net
Six months ended June 30, 2009

Fixed income securities	$5,633	$(2,167)	$3,466
Other investments	683	(161)	522

Realized gain (loss)	$6,316	$(2,328)	$3,988

Six months ended June 30, 2008

Fixed income securities	$2,560	$(2,307)	$253
Other investments	546	(752)	(206)

Realized gain (loss)	$3,106	$(3,059)	$47

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Gains	Losses	Net
Three months ended June 30, 2009

Fixed income securities	$1,967	$(1,020)	$947
Other investments	—	(14)	(14)

Realized gain (loss)	$1,967	$(1,034)	$933

Three months ended June 30, 2008

Fixed income securities	$866	$(816)	$50
Other investments	546	(717)	(171)

Realized gain (loss)	$1,412	$(1,533)	$(121)

(4) Earnings Per Share
     The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net earnings	$174,755	$172,130	$91,585	$91,675
Less: net earnings attributable to unvested restricted stock and restricted stock units	(899)	(32)	(503)	(30)

Net earnings attributable to common stock	$173,856	$172,098	$91,082	$91,645

Weighted-average common shares outstanding	112,286	115,345	111,776	115,457
Dilutive effect of outstanding options (determined using treasury stock method)	259	445	277	375
Dilutive effect of convertible debt (determined using treasury stock method)	365	409	467	208

Weighted-average common shares and potential common shares outstanding	112,910	116,199	112,520	116,040

Anti-dilutive stock options not included in treasury stock method computation	6,336	5,851	5,734	6,152

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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Six months ended June 30, 2009

Revenue:
Domestic	$924,553	$30,989	$4,737	$1,521	$961,800
Foreign	207,800	12,274	—	—	220,074
Inter-segment	—	50,803	487	—	51,290

Total segment revenue	$1,132,353	$94,066	$5,224	$1,521	1,233,164

Inter-segment eliminations					(51,290)

Consolidated total revenue					$1,181,874

Net earnings (loss):
Domestic	$138,925	$7,379	$2,161	$(13,664)	$134,801
Foreign	38,257	1,134	—	—	39,391

Total segment net earnings (loss)	$177,182	$8,513	$2,161	$(13,664)	174,192

Inter-segment eliminations					563

Consolidated net earnings					$174,755

Other items:
Net investment income	$91,727	$334	$7	$1,561	$93,629
Depreciation and amortization	2,576	3,669	44	1,363	7,652
Interest expense (benefit)	537	7,343	(13)	400	8,267
Capital expenditures	2,156	3,686	13	3,061	8,916

Tax expense:
Income tax expense (benefit)	$77,614	$6,739	$1,148	$(4,454)	$81,047
Inter-segment eliminations					205

Consolidated income tax expense					$81,252

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Six months ended June 30, 2008 (as adjusted)

Revenue:
Domestic	$925,070	$26,274	$3,709	$453	$955,506
Foreign	186,417	19,315	—	—	205,732
Inter-segment	—	39,785	—	—	39,785

Total segment revenue	$1,111,487	$85,374	$3,709	$453	1,201,023

Inter-segment eliminations					(39,785)

Consolidated total revenue					$1,161,238

Net earnings (loss):
Domestic	$127,785	$9,938	$949	$(13,081)	$125,591
Foreign	46,529	226	—	—	46,755

Total segment net earnings (loss)	$174,314	$10,164	$949	$(13,081)	172,346

Inter-segment eliminations					(216)

Consolidated net earnings					$172,130

Other items:
Net investment income	$91,699	$2,758	$31	$382	$94,870
Depreciation and amortization	2,367	2,996	65	1,396	6,824
Interest expense (benefit)	404	7,729	(51)	1,697	9,779
Capital expenditures	1,789	2,371	69	1,446	5,675

Tax expense:
Income tax expense (benefit)	$76,585	$7,988	$(492)	$(5,353)	$78,728
Inter-segment eliminations					(157)

Consolidated income tax expense					$78,571

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2009

Revenue:
Domestic	$454,167	$12,979	$2,459	$869	$470,474
Foreign	104,697	5,965	—	—	110,662
Inter-segment	—	27,056	233	—	27,289

Total segment revenue	$558,864	$46,000	$2,692	$869	608,425

Inter-segment eliminations					(27,289)

Consolidated total revenue					$581,136

Net earnings (loss):
Domestic	$69,012	$4,218	$1,148	$(6,058)	$68,320
Foreign	22,255	919	—	—	23,174

Total segment net earnings (loss)	$91,267	$5,137	$1,148	$(6,058)	91,494

Inter-segment eliminations					91

Consolidated net earnings					$91,585

Other items:
Net investment income	$47,507	$124	$3	$777	$48,411
Depreciation and amortization	1,450	1,922	22	679	4,073
Interest expense (benefit)	258	3,609	(6)	(233)	3,628
Capital expenditures	1,660	1,598	3	2,173	5,434

Tax expense:
Income tax expense (benefit)	$39,378	$3,363	$559	$(1,975)	$41,325
Inter-segment eliminations					254

Consolidated income tax expense					$41,579

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended June 30, 2008 (as adjusted)

Revenue:
Domestic	$468,142	$12,323	$9,954	$121	$490,540
Foreign	93,720	9,590	—	—	103,310
Inter-segment	—	22,676	—	—	22,676

Total segment revenue	$561,862	$44,589	$9,954	$121	616,526

Inter-segment eliminations					(22,676)

Consolidated total revenue					$593,850

Net earnings (loss):
Domestic	$61,055	$5,253	$6,029	$(4,768)	$67,569
Foreign	25,673	(195)	—	—	25,478

Total segment net earnings (loss)	$86,728	$5,058	$6,029	$(4,768)	93,047

Inter-segment eliminations					(1,372)

Consolidated net earnings					$91,675

Other items:
Net investment income	$45,943	$1,205	$14	$87	$47,249
Depreciation and amortization	1,186	1,505	30	713	3,434
Interest expense (benefit)	273	5,223	(25)	(645)	4,826
Capital expenditures	1,138	1,143	67	667	3,015

Tax expense:
Income tax expense (benefit)	$38,015	$4,443	$3,219	$(3,725)	$41,952
Inter-segment eliminations					(863)

Consolidated income tax expense					$41,089

     The following tables present selected revenue items by line of business.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Diversified financial products	$433,915	$390,083	$219,831	$197,906
Group life, accident and health	398,171	387,800	197,083	195,354
Aviation	65,461	69,712	32,647	34,719
London market account	49,379	53,395	25,705	26,305
Other specialty lines	57,450	94,426	26,726	47,580
Discontinued lines	(10)	4,740	(14)	4,746

Net earned premium	$1,004,366	$1,000,156	$501,978	$506,610

Property and casualty	$45,697	$50,722	$21,279	$25,468
Accident and health	10,729	11,041	4,853	5,296

Fee and commission income	$56,426	$61,763	$26,132	$30,764

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6) Reinsurance
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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense

Six months ended June 30, 2009

Direct business	$1,150,471	$1,105,248	$696,623
Reinsurance assumed	133,233	124,963	65,003
Reinsurance ceded	(249,102)	(225,845)	(153,490)

Net amounts	$1,034,602	$1,004,366	$608,136

Six months ended June 30, 2008

Direct business	$1,055,842	$1,028,684	$606,097
Reinsurance assumed	218,750	196,243	186,290
Reinsurance ceded	(213,795)	(224,771)	(196,460)

Net amounts	$1,060,797	$1,000,156	$595,927

Three months ended June 30, 2009

Direct business	$618,439	$556,211	$334,354
Reinsurance assumed	62,878	60,823	28,338
Reinsurance ceded	(137,965)	(115,056)	(70,122)

Net amounts	$543,352	$501,978	$292,570

Three months ended June 30, 2008

Direct business	$572,696	$517,061	$313,286
Reinsurance assumed	118,897	103,173	117,018
Reinsurance ceded	(124,443)	(113,624)	(127,403)

Net amounts	$567,150	$506,610	$302,901

Ceding commissions netted against policy acquisition costs in the condensed consolidated statements of earnings were $25.4 million and $25.1 million for the six months ended June 30, 2009 and 2008, respectively. The comparable amounts were $12.9 million and $13.4 million for the second quarter of 2009 and 2008, respectively.

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30,	December 31,
	2009	2008
Reinsurance recoverable on paid losses	$82,591	$64,419
Reinsurance recoverable on outstanding losses	524,886	535,563
Reinsurance recoverable on incurred but not reported losses	478,181	463,396
Reserve for uncollectible reinsurance	(2,945)	(8,428)

Total reinsurance recoverables	$1,082,713	$1,054,950

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2009	2008

Loss and loss adjustment expense payable	$3,566,263	$3,415,230
Reinsurance recoverable on outstanding losses	(524,886)	(535,563)
Reinsurance recoverable on incurred but not reported losses	(478,181)	(463,396)

Net reserves	$2,563,196	$2,416,271

Unearned premium	$1,062,456	$977,426
Ceded unearned premium	(261,801)	(234,375)

Net unearned premium	$800,655	$743,051

Deferred policy acquisition costs	$204,026	$188,652
Deferred ceding commissions	(66,606)	(63,123)

Net deferred policy acquisition costs	$137,420	$125,529

(7) Supplemental Information
Supplemental information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Income taxes paid	$88,816	$89,796	$68,602	$73,685
Interest paid	6,249	7,136	2,807	3,045
Comprehensive income	218,707	134,067	111,171	47,660
Proceeds from sales of available for sale fixed income securities	199,744	236,878	80,652	116,803
(8) Commitments and Contingencies
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

HCC Insurance Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on June 30, 2012. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At June 30, 2009, we have recorded a liability of $14.3 million and have provided $6.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
(9) Subsequent Event
On July 16, 2009, we commuted certain case and incurred but not reported loss reserves for a payment of $43.9 million. The reserves relate to excess workers’ compensation business that is in runoff. The commutation will be recorded in the third quarter of 2009 and will have no material effect on net earnings.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with operations in the United States, the United Kingdom, Spain, Bermuda and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, participations in two Lloyd’s of London syndicates that we manage, underwriting agencies and a London-based reinsurance broker. Our shares are traded on the New York Stock Exchange and closed at $24.01 on June 30, 2009. We had a market capitalization of $2.8 billion at July 31, 2009.
We had shareholders’ equity of $2.8 billion at June 30, 2009. Our book value per share increased 7.5% in the first six months of 2009 to $25.01 at June 30, 2009, up from $23.27 per share at December 31, 2008. We had net earnings of $174.8 million, or $1.54 per diluted share, and generated $262.2 million of cash flow from operations in the first six months of 2009. We declared dividends of $0.25 per share in the first six months of 2009, compared to $0.22 per share in the first six months of 2008, and paid $28.2 million of dividends in 2009. We repurchased 1.7 million shares of our common stock for $35.5 million, at an average cost of $21.36 per share in 2009. We currently have $4.6 billion of fixed income securities with an average rating of AA+ that are available to fund claims and other liabilities. We maintain a $575.0 million Revolving Loan Facility that allows us to borrow up to the maximum on a revolving basis, under which we have $255.0 million of additional capacity at July 31, 2009. The facility expires in December 2011. We are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “AA (Very Strong)” by Fitch Ratings. Our major domestic insurance companies are rated “A+ (Superior)” by A.M. Best Company, Inc.
We earned $174.8 million, or $1.54 per diluted share in the first six months of 2009, compared to $172.1 million, or $1.48 per diluted share, in the first six months of 2008. Our second quarter earnings were $91.6 million, or $0.81 per diluted share in 2009, compared to $91.7 million, or $0.79 per diluted share, in 2008. Our 2009 year-to-date earnings included a $15.6 million pretax impact due to a $25.0 million termination payment we received in the first quarter to commute a reinsurance contract that had been accounted for using the deposit method of accounting. Year-to-date, our losses and operating expenses have been higher in 2009 than in 2008. Our combined ratio for the first six months of 2009 was 85.5%, compared to 83.9% for the same period of 2008. During the first six months of 2009, we had $11.3 million of positive reserve development, compared to $14.4 million in the first six months of 2008. Profitability from our underwriting operations remains at acceptable levels. Investment income was relatively flat year-over-year. Investment income on our fixed income securities grew $7.6 million year-to-date, but declined $10.1 million on our short-term investments. Our 2008 year-to-date results also included an $11.7 million loss related to trading securities, which we sold later in 2008. See the “Results of Operations” section below for additional discussion.
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
We generate our revenue from six primary sources:
•	risk-bearing earned premium produced by our insurance companies’ operations,

•	non-risk-bearing fee and commission income received by our underwriting agencies and reinsurance broker,

•	ceding commissions in excess of policy acquisition costs earned by our insurance companies,

•	investment income earned by all of our operations,

•	realized investment gains and losses, and other-than-temporary impairment losses, related to our fixed income securities portfolio, and

•	other operating income and losses, mainly from strategic investments and events that do not occur each year.

We produced $1.2 billion of revenue in the first six months of 2009, an increase of 2% compared to the first six months of 2008. This increase principally resulted from a combined $20.0 million of other operating income and $5.0 million of fee and commission income related to the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting, as well as $11.7 million of losses on trading securities in the first six months of 2008.
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
The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to the first six months of 2009 compared to the same period of 2008, unless otherwise noted. Certain 2008 amounts have been adjusted to reflect our adoption of a new accounting standard as of January 1, 2009. See the “Accounting Pronouncements Adopted in 2009” section below for additional information.
Results of Operations
Net earnings were $174.8 million ($1.54 per diluted share) in the first half of 2009, compared to $172.1 million ($1.48 per diluted share) in the same period of 2008 and $91.6 million ($0.81 per diluted share) in the second quarter of 2009, compared to $91.7 million ($0.79 per diluted share) in the same period of 2008. The year-to-date increase in net earnings primarily resulted from the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting and the net effect of other items described below. Net earnings were flat quarter-over-quarter and included a higher amount of positive development in 2009, offset by the effect of a gain from the sale of a strategic investment in 2008. Diluted earnings per share in both periods of 2009 benefited from the repurchase of 4.7 million shares of our common stock in 2008 and the first quarter of 2009. The share repurchases reduced our diluted weighted-average shares outstanding, which were 112.9 million and 116.2 million in the first six months of 2009 and 2008, respectively, and 112.5 million and 116.0 million in the second quarter of 2009 and 2008, respectively.
The following items affected pretax earnings in 2009 compared to 2008:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Pretax earnings (loss) from:
Commutation of reinsurance contract, net of related costs	$15,600	$—	$—	$—
Prior years’ positive reserve development	11,272	14,398	15,999	9,271
Other-than-temporary impairments of fixed income securities	(4,954)	(1,599)	(1,841)	(1,599)
Trading securities	—	(11,727)	—	(2,699)
Sale of strategic investments	—	9,158	—	9,158
•	In 2009, we commuted all liability loss-free under a contract to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million in the first quarter. The termination increased other operating income by $20.5 million and fee and commission income by $5.0 million. This revenue was offset by $9.9 million of expenses for reinsurance and other direct costs, which were recorded in other operating expense.

•	In 2009, we had positive development of our prior years’ net loss reserves of $11.3 million, primarily from favorable reserve adjustments related to our aviation and U.K. professional indemnity businesses and the 2005 hurricanes, which was partially offset by reserve increases in certain of our group life, accident and health businesses. We had favorable development of $14.4 million in 2008 primarily from favorable reserve adjustments related to our property and U.K. professional indemnity businesses.

•	We recognized other-than-temporary impairment losses of $5.0 million in 2009 and $1.6 million in 2008 on securities in our available for sale fixed income securities portfolio.

•	Our trading portfolio, which we liquidated during 2008, had losses of $11.7 million in the first six months of 2008. These losses are reported in other operating income.

•	We sold a strategic investment in an insurance-related company in 2008 and realized a $9.2 million gain, which is reported in other operating income.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net earned premium	85.0%	86.1%	86.4%	85.3%
Fee and commission income	4.8	5.3	4.5	5.2
Net investment income	7.9	8.2	8.3	8.0
Other operating income	2.4	0.5	1.0	1.8
Net realized investment and OTTI gain (loss)	(0.1)	(0.1)	(0.2)	(0.3)

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	51.5	51.3	50.4	51.0
Policy acquisition costs, net	15.1	16.2	15.5	16.1
Other operating expense	11.0	10.1	10.6	9.7
Interest expense	0.7	0.8	0.6	0.8

Earnings before income tax expense	21.7	21.6	22.9	22.4
Income tax expense	6.9	6.8	7.1	7.0

Net earnings	14.8%	14.8%	15.8%	15.4%

Gross written premium, net written premium and net earned premium are detailed below. Gross written premium reflects growth in our diversified financial products and London market account lines of business and our 2008 acquisitions. The 2009 periods also reflect reductions due to the discontinuance of an assumed quota share agreement and our U.K. motor business in 2008. See the “Insurance Company Segment” section below for further discussion of the relationship and changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Gross written premium	$1,283,704	$1,274,592	$681,317	$691,593
Net written premium	1,034,602	1,060,797	543,352	567,150
Net earned premium	1,004,366	1,000,156	501,978	506,610
The table below shows the source of our fee and commission income. Fee and commission income decreased 9% and 15% year-over-year and quarter-over-quarter, respectively. The decrease in 2009 primarily related to lower third party agency and broker commissions and lower income from reinsurance overrides on quota share treaties, partially offset by the $5.0 million termination payment for commutation of a reinsurance contract that had been accounted for using the deposit method of accounting in the first quarter of 2009.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Agency	$44,033	$43,818	$19,457	$21,534
Insurance companies	12,393	17,945	6,675	9,230

Fee and commission income	$56,426	$61,763	$26,132	$30,764

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Fixed income securities
Taxable	$52,099	$47,322	$26,994	$24,870
Exempt from U.S. income taxes	40,813	37,974	20,480	19,502

Total fixed income securities	92,912	85,296	47,474	44,372
Short-term investments	3,479	13,571	1,685	4,979
Alternative investments	(958)	(2,414)	4	(1,209)
Other investments	—	498	—	231

Total investment income	95,433	96,951	49,163	48,373
Investment expense	(1,804)	(2,081)	(752)	(1,124)

Net investment income	$93,629	$94,870	$48,411	$47,249

Net investment income decreased 1% in the first six months of 2009 compared to the same period in 2008, primarily due to our earning significantly lower market interest rates on short-term investments. This decrease was partially offset by a 9% increase in income on our fixed income securities, which was generated from higher invested balances. Our fixed income securities portfolio increased from $4.1 billion at June 30, 2008 to $4.6 billion at June 30, 2009. The growth in fixed income securities resulted primarily from cash flow from operations and liquidation of our alternative investments in late 2008 and 2009. Net investment income increased 2% quarter-over-quarter due to the same reasons, with less of an impact in 2009 from the decrease in market interest rates.
Our loss from alternative investments, which were primarily fund-of-fund hedge fund investments, was $1.0 million in the first six months of 2009 compared to $2.4 million in the same period of 2008. We reduced our exposure to these funds by redeeming $52.6 million in the fourth quarter of 2008 and the remaining $44.3 million in 2009. We have collected substantially all of these redeemed funds through June 30, 2009.
Other operating income was $28.4 million in the first half of 2009, compared to $6.0 million in the first half of 2008 and $5.5 million in the second quarter of 2009, compared to $10.9 million in the second quarter of 2008. The first half of 2009 included the $20.0 million termination payment to commute a reinsurance contract that had been accounted for using the deposit method of accounting. The 2008 gain included $9.2 million from the sale of a strategic investment, partially offset by losses related to our trading security portfolio that was sold in 2008. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition. The following table details the components of our other operating income.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Strategic investments	$1,855	$12,164	$1,105	$11,251
Trading securities	—	(11,727)	—	(2,699)
Financial instruments	3,657	2,782	3,294	1,446
Contract using deposit accounting	20,532	302	—	302
Other	2,375	2,480	1,124	647

Other operating income	$28,419	$6,001	$5,523	$10,947

We recognized, as a reduction of earnings, $5.0 million and $1.6 million of other-than-temporary impairment losses in the first six months of 2009 and 2008, respectively, and $1.8 million and $1.6 million in the second quarter of 2009 and 2008, respectively. Gains on the sale of fixed income securities substantially offset the impairment losses in the first six months of 2009.
Loss and loss adjustment expense in the first six months of 2009 increased 2% compared to the first six months of 2008, due to the increase in net earned premium and the effect of less positive reserve development in 2009 than in 2008. Loss and loss adjustment expense decreased 3% quarter-over-quarter due to the decrease in net earned premium and the effect of higher positive reserve development in the 2009 quarter. Policy acquisition costs decreased 5% year-over–year and 6% quarter-over-quarter, principally due to lower commission rates on certain lines of business and a change in the mix of business. See the “Insurance Company Segment” section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.

Other operating expense, which includes compensation expense, increased 12% in year-to-date 2009 and 7% in the second quarter of 2009 compared to the same 2008 periods. The 2009 increase included compensation and other operating expenses of subsidiaries acquired in the fourth quarter of 2008 and the first quarter of 2009. We had 1,922 employees at June 30, 2009 compared to 1,771 a year earlier, with the increase primarily due to acquisitions. In addition, 2009 other operating expense included $9.9 million of expenses for costs directly related to commuting the reinsurance contract that had been accounted for using the deposit method of accounting in the first quarter of 2009.
Other operating expense includes $7.1 million and $6.1 million in the first six months of 2009 and 2008, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. At June 30, 2009, there was approximately $28.4 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.4 years.
Our effective income tax rate was 31.7% for the six-month period of 2009, compared to 31.3% for the six-month period of 2008. The higher effective rate in 2009 primarily relates to a slight increase in non-deductible expenses.
At June 30, 2009, book value per share was $25.01, up from $23.27 at December 31, 2008. Total assets were $8.9 billion and shareholders’ equity was $2.8 billion, compared to $8.3 billion and $2.6 billion, respectively, at December 31, 2008. We repurchased 1.7 million shares of our common stock in the first quarter of 2009, which increased book value per share by $0.05.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased $2.9 million, or 2%, and $4.5 million, or 5%, in the six-month and second quarter periods of 2009 compared to the same periods in 2008. The effects from increased earned premium and the net impact of the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting more than offset an increased loss ratio and lower investment income in the first half of each year. Both higher investment income and positive reserve development increased net earnings in the second quarter of 2009. Even though there is pricing competition in certain of our markets, our margins remain at an acceptable level of profitability.
Premium
Gross written premium was 1% higher in the first half of 2009, due to growth in our diversified financial products and London market account lines of business and our recent acquisitions, partially offset by discontinuance of an assumed quota share contract and our U.K. motor business in 2008. Gross written premium was 1% lower quarter-over-quarter due to the impact of foreign exchange rates and writing less aviation business in 2009. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, decreased to 81% in 2009 from 83% in 2008.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2009

Diversified financial products	$541,062	$440,862	81%	$433,915
Group life, accident and health	425,329	394,671	93	398,171
Aviation	83,751	60,876	73	65,461
London market account	134,221	80,541	60	49,379
Other specialty lines	99,351	57,662	58	57,450
Discontinued lines	(10)	(10)	nm	(10)

Totals	$1,283,704	$1,034,602	81%	$1,004,366

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Six months ended June 30, 2008

Diversified financial products	$483,306	$407,146	84%	$390,083
Group life, accident and health	418,284	399,829	96	387,800
Aviation	96,629	69,880	72	69,712
London market account	122,798	80,096	65	53,395
Other specialty lines	148,936	99,161	67	94,426
Discontinued lines	4,639	4,685	nm	4,740

Totals	$1,274,592	$1,060,797	83%	$1,000,156

Three months ended June 30, 2009

Diversified financial products	$295,950	$237,499	80%	$219,831
Group life, accident and health	208,336	195,615	94	197,083
Aviation	41,799	30,265	72	32,647
London market account	89,472	54,147	61	25,705
Other specialty lines	45,774	25,840	56	26,726
Discontinued lines	(14)	(14)	nm	(14)

Totals	$681,317	$543,352	80%	$501,978

Three months ended June 30, 2008

Diversified financial products	$271,942	$226,645	83%	$197,906
Group life, accident and health	207,750	197,454	95	195,354
Aviation	51,801	37,534	72	34,719
London market account	81,862	51,068	62	26,305
Other specialty lines	73,593	49,758	68	47,580
Discontinued lines	4,645	4,691	nm	4,746

Totals	$691,593	$567,150	82%	$506,610

nm — Not meaningful
The changes in year-to-date premium volume and retention levels between periods resulted principally from the following factors:
•	Diversified financial products — Gross and net written premium increased because we wrote more domestic directors’ and officers’ liability business at higher prices in 2009 and generated additional premium from residual value insurance and new lines of business. Premium volume in our other major products in this group was stable, although pricing for certain of these products is down slightly. Earned premium increased in 2009 primarily due to the higher volume of directors’ and officers’ liability business written in the last half of 2008. Our retention rate was lower because we are reinsuring more directors’ and officers’ liability business in 2009.
•	Group life, accident and health — The increase in gross written premium was due to writing more sports disability business, which is substantially reinsured. The premium increase from a medical stop-loss company acquired in late 2008 was offset by lower premium in our organic lines of business. The increase in net earned premium was due to our acquisition of HCC Medical Insurance Services (formerly MultiNational Underwriters) in the first quarter of 2008.
•	Aviation — Our aviation premium decreased due to continuing competition on U.S. business and lack of growth in the aviation industry. Pricing on this line remains competitive, although we have seen price increases on the international portion of this business.

•	London market account — Gross written premium and net written premium increased due to an increase in our energy business in the second quarter of 2009. Net written premium increased at a lower rate due to increased spending on reinsurance. Net earned premium was lower in 2009 due to a reduction in written premium in recent quarters compared to the prior year and because we wrote a smaller portion of our annual Gulf of Mexico energy policies in the first quarter of 2009 than in the same period of 2008.
•	Other specialty lines — Premium decreased due to expiration of an assumed quota share contract in the second quarter of 2008 and discontinuance of our U.K. motor business in mid-2008 that was written through one of our Lloyd’s syndicates. Our premium from public risk increased due to recent acquisitions in this line of business. The decrease in the retention rate was due to the change in mix of business in this line.
Losses and Loss Adjustment Expenses
Our net redundant development relating to prior year losses included in net incurred loss and loss adjustment expense was $11.3 million in the first six months of 2009, compared to $14.4 million in the first six months of 2008 and $16.0 million in the second quarter of 2009, compared to $9.3 million in the second quarter of 2008. The redundant development in 2009 primarily resulted from our review and reduction of loss reserves for the 2005 hurricanes, our U.K. professional indemnity business for the 2004-2006 underwriting years, and our aviation business for the 2001-2006 underwriting years, partially offset by the re-estimation of our net claims exposure for certain products, primarily in the life, accident and health line of business in 2009 and the London market line of business in 2008. The redundant development in 2008 primarily resulted from reserve reductions in our U.K. professional indemnity business for the 2004 and 2005 underwriting years and in our London Market account for 2005 and prior accident years. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit related issues. We provide coverage for certain financial institutions, which have potential exposure to shareholders’ lawsuits. At June 30, 2009, we had 17 “Side A only” and 68 “non-Side A only” directors’ and officers’ liability, errors and omissions liability and fiduciary liability claims related to subprime issues. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for these lines of business.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of June 30, 2009.

Our gross loss ratio was 61.9% and 64.7% in the first half of 2009 and 2008, respectively, and 58.8% and 69.4% in the second quarter of 2009 and 2008, respectively. The higher gross loss ratios in 2008 primarily related to losses in our London market account and our discontinued lines, both of which were substantially reinsured. The following table provides comparative net loss ratios by line of business.

		Six months ended June 30,				Three months ended June 30,
	2009		2008		2009		2008
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio

Diversified financial products	$433,915	51.0%	$390,083	45.8%	$219,831	50.3%	$197,906	45.4%
Group life, accident and health	398,171	73.8	387,800	74.2	197,083	72.9	195,354	73.9
Aviation	65,461	57.0	69,712	62.2	32,647	52.7	34,719	66.9
London market account	49,379	26.7	53,395	35.5	25,705	13.4	26,305	37.8
Other specialty lines	57,450	74.0	94,426	67.7	26,726	65.9	47,580	68.5
Discontinued lines	(10)	nm	4,740	nm	(14)	nm	4,746	nm

Totals	$1,004,366	60.5%	$1,000,156	59.6%	$501,978	58.3%	$506,610	59.8%

Expense ratio		25.0		24.3		25.5		24.3

Combined ratio		85.5%		83.9%		83.8%		84.1%

nm — Not meaningful comparison
The changes in net loss ratios between periods resulted principally from the following factors:
•	Diversified financial products — The higher net loss ratios in 2009 resulted from our increased estimation of losses on certain lines of business, particularly for our directors’ and officers’ liability and credit businesses. Both years included positive development on our U.K. professional indemnity business during the second quarter.
•	Group life, accident and health — While remaining relatively flat compared to 2008, the 2009 net loss ratios reflect lower losses on our medical stop-loss business, offset by adverse development and higher losses on short-term medical and other coverages.
•	Aviation — The lower net loss ratios in 2009 primarily related to redundant development on prior accident years’ reserves during the second quarter of 2009.
•	London market account — The 2009 net loss ratios included redundant reserve development on 2005 hurricane losses associated with our energy and property businesses, which reduced the loss ratio 17.9 percentage points year-to-date and 30.3 percentage points in the second quarter. The 2008 net loss ratio included redundant reserve development in the first and second quarters related to our property and energy businesses, which decreased the year-to-date loss ratio 18.4 percentage points.
•	Other specialty lines — We incurred losses on our film completion and film production businesses in the first quarter of 2009.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,416,271	$2,342,800	$2,472,475	$2,429,355
Net reserve additions from acquired businesses	34,922	29,053	4,713	—
Foreign currency adjustment	29,355	15,884	47,627	(216)
Incurred loss and loss adjustment expense	608,137	595,927	292,571	302,901
Loss and loss adjustment expense payments	(525,489)	(507,413)	(254,190)	(255,789)

Net reserves for loss and loss adjustment expense payable at end of period	$2,563,196	$2,476,251	$2,563,196	$2,476,251

Net paid loss ratio	52.3%	50.7%	50.6%	50.5%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in the first six months of 2009, primarily due to higher claims payments in our diversified financial products line of business. In addition, we currently are paying claims on an expired quota share contract for which premium was earned in prior years. In July 2009, we commuted certain loss reserves for $43.9 million. The reserves relate to excess workers’ compensation business that is in runoff. The commutation will be recorded in the third quarter of 2009 and will have no material effect on net earnings. However, the payment will increase our paid loss ratio in the third quarter of 2009 and for full year 2009.
Policy Acquisition Costs
Policy acquisition costs (which are reported net of the related portion of commissions on reinsurance ceded) as a percentage of net earned premium decreased to 17.8% in the first half of 2009 from 18.8% in the first half of 2008, principally due to lower commission rates on certain lines of business and a change in the mix of business. The GAAP expense ratio of 25.0% in the first half of 2009 exceeded the ratio of 24.3% in the first half of 2008 as the lower policy acquisition costs were offset by the negative effect of lower income from reinsurance overrides on quota share treaties.
Agency Segment
Revenue from our agency segment increased to $94.1 million in the first six months of 2009 from $85.4 million in the first six months of 2008, primarily due to underwriting agencies acquired in 2008 and $5.0 million of fee and commission income related to terminating a reinsurance contract in 2009. Segment net earnings decreased to $8.5 million in 2009 from $10.2 million in 2008. Operating expenses, including those resulting from the commutation of the reinsurance contract, were higher in 2009, resulting in a decrease in the margin.
Other Operations Segment
Revenue and net earnings from our other operations segment were $5.2 million and $2.2 million, respectively, in the first six months of 2009 compared to $3.7 million and $0.9 million, respectively, in the first six months of 2008. The lower results in 2008 reflect gains on the sale of strategic investments, offset by losses on trading securities, which we liquidated later in 2008. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.

Liquidity and Capital Resources
During 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, received substantial capital infusions and loans from the U.S. and various other governments, or were merged into other companies. The market disruptions have resulted in a tightening of available sources of credit, increases in the cost of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $694.6 million of cash and liquid short-term investments at June 30, 2009 compared to $524.8 million at December 31, 2008. We have generated an annual average $588.2 million in cash from our operating activities, excluding cash from commutations, in the three-year period ended December 31, 2008. During the first six months of 2009, we generated $262.2 million of cash from operating activities.

•	Our available for sale bond portfolio had a fair value of $4.5 billion at June 30, 2009, compared to $4.1 billion at December 31, 2008, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell some of these securities to generate cash if the need arises; however, should we sell certain securities in the portfolio before their maturity to generate cash, given the current credit market volatility, it is possible we might not recoup the full reported fair value of the securities sold.

•	Our insurance companies have sufficient resources to pay potential claims in 2009, before consideration of expected cash flow from the insurance companies’ 2009 operations. As of December 31, 2008, we projected they will pay approximately $1.2 billion of claims and collect approximately $369.0 million of reinsurance in 2009. At December 31, 2008, they had approximately $1.0 billion of cash, short-term investments, maturing bonds, and principal payments from mortgage-backed and asset-backed securities available in 2009 to pay these claims. There has been no significant change in our expectations of their ability to pay claims as of June 30, 2009.

•	We have a committed line of credit, led by Wells Fargo, through a syndicate group of large domestic banks and one large foreign bank. Our Revolving Loan Facility provides borrowing capacity to $575.0 million through December 2011. At July 31, 2009, we had $255.0 million of unused capacity, which we can draw against at any time at our request. We believe that the banks will be able and willing to perform on their commitments to us. The facility agreement contains two restrictive financial covenants, with which we were in compliance at June 30, 2009.

•	During 2009, there have been no significant changes in either our Standby Letter of Credit Facility or our Subsidiary Lines of Credit, both of which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008.

•	We may redeem all $124.7 million of our 1.30% Convertible Notes at any time. The notes are subject to conversion by the note holders should our stock price exceed a set market price. Our available capacity on the Revolving Loan Facility is sufficient to cover the $124.7 million of notes outstanding at June 30, 2009 that would be due if we redeem the notes or if they are converted. Holders may next require us to repurchase the notes on April 1, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $199.2 million in dividends in 2009 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2009 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	Our debt to total capital ratio was 13.4% at June 30, 2009 and 11.5% at December 31, 2008. We have a “Universal Shelf” registration statement, which was filed and became effective in March 2009 and expires in March 2012. The shelf registration statement provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. Although due to pricing we may not wish to issue securities in the current financial market, the shelf registration statement provides us the means to access the debt and equity markets relatively quickly.

Cash Flow
We receive substantial cash from premiums, reinsurance recoverables, outward commutations, fee and commission income, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes and dividends.
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
Cash provided by operating activities was $262.2 million and $230.4 million in the first six months of 2009 and 2008, respectively. The majority of the increase was due to the timing of the collection of receivables and the payment of payables, including the collection and payment of funds held. In 2009, increased cash flow generated by the commutation of a reinsurance contract that had been accounted for using the deposit method of accounting was offset by increased net loss payments. During 2008, we had positive cash flow from the liquidation of our remaining trading portfolio. The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2009	2008
		(as adjusted)
Net earnings	$174,755	$172,130
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(38,200)	(127,437)
Change in unearned premium, net	41,547	64,074
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	73,839	146,046
Change in trading portfolio	—	42,574
Other, net	10,235	(66,948)

Cash provided by operating activities	$262,176	$230,439

Our combined cash and investment portfolio increased $431.5 million during 2009 to a total of $5.3 billion at June 30, 2009. We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. In July 2009, we commuted certain loss reserves for $43.9 million of cash, which will reduce our cash provided by operating activities in the third quarter of 2009. We utilized cash and liquidated certain of our short-term investments to make this cash payment.
Investments
At June 30, 2009, we had $5.2 billion of investment assets, an increase of $423.2 million from December 31, 2008. This table summarizes our investments by type, substantially all of which are reported at fair value, at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Short-term investments	$659,021	13%	$497,477	10%
U.S. government and government agency securities	327,378	6	227,607	5
Fixed income securities of states, municipalities and political subdivisions	1,038,341	20	1,091,903	23
Special purpose revenue bonds of states, municipalities and political subdivisions	1,048,946	20	899,632	19
Corporate fixed income securities	590,303	11	511,638	11
Residential mortgage-backed securities	892,399	17	823,078	17
Commercial mortgage-backed securities	141,720	3	151,836	3
Asset-backed securities	60,665	1	65,952	1
Foreign government securities	333,842	6	333,365	7
Foreign non-government securities	130,225	3	151,707	3
Other investments	4,666	—	50,088	1

Total investments	$5,227,506	100%	$4,804,283	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA+ at June 30, 2009 and December 31, 2008. Our portfolio of special purpose revenue bonds at June 30, 2009 and December 31, 2008 included $130.6 million and $150.9 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security, such as water, sewer and utility fees; highway tolls; airport usage fees; property, sales and fuel taxes; college tuition and services fees; and lease income.
The table below summarizes our special purpose revenue bonds by revenue source:

	June 30,	December 31,
	2009	2008
Water and sewer	27%	26%
Pre-refunded	12	17
Transportation	13	14
Special tax	13	13
Education	14	11
Leasing	9	9
Other	12	10

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically on an ongoing basis thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA+ at June 30, 2009 and December 31, 2008. Although recent economic conditions in the United States may reduce the source of revenue for certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.
At June 30, 2009, we held a corporate bond portfolio with a fair value of $590.3 million, an overall rating of A+, and a weighted-average life of approximately 3.4 years. We also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $892.4 million. Within our residential MBS/CMO portfolio, $838.7 million of securities were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government. In addition, $55.9 million, $5.7 million and $1.5 million of bonds are collateralized by prime, Alt A and subprime mortgages, respectively. All of these securities were current as to principal and interest. The average rating and approximate weighted-average life of these securities at June 30, 2009 were as follows:

	Average rating	Weighted-average life
Prime	AA	2.5 years
Alt A	A	3.0 years
Subprime	AA-	6.9 years
At June 30, 2009, we held a commercial MBS securities portfolio with a fair value of $141.7 million, an average rating of AAA, an average loan-to-value ratio of 68%, and a weighted-average life of approximately 4.8 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.

This table shows a profile of our fixed income securities and short-term investments portfolio, including the average amount of investments, income earned and the related yield.

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Average investments, at cost	$4,968,017	$4,739,084	$5,057,270	$4,785,077
Net investment income *	93,629	94,870	48,411	47,249
Average short-term yield *	1.2%	4.1%	1.0%	3.4%
Average long-term yield *	4.2%	4.4%	4.3%	4.4%
Average long-term tax equivalent yield *	5.1%	5.3%	5.2%	5.3%
Weighted-average combined tax equivalent yield *	4.5%	4.8%	4.6%	4.7%
Weighted-average maturity of fixed income securities	6.7 years	7.0 years
Weighted-average duration of fixed income securities	5.0 years	5.0 years
Weighted-average combined duration	4.4 years	4.5 years
Average rating	AA+	AA+

*	Excluding realized and unrealized gains and losses.
This table summarizes, by rating, our investments in fixed income securities at June 30, 2009.

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,168,125	49%	$107,145	100%
AA	1,502,176	34	—	—
A	638,652	14	—	—
BBB	120,700	3	—	—
BB and below	27,021	—	—	—

Total fixed income securities	$4,456,674	100%	$107,145	100%

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We adopted FSP FAS 115-2 and FAS 124-2, which specifies new criteria for identification and recognition of other-than-temporary impairment losses, as of April 1, 2009. See the “Accounting Pronouncements Adopted in 2009” section below for additional information. FSP FAS 115-2 and FAS 124-2 requires us to determine, for each impaired fixed income security, that (a) we do not intend to sell the security and (b) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert either of these, the impairment is recorded as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the impairment loss is separated into (a) the credit loss and (b) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of an other-than-temporary loss recorded through earnings.
To adopt FSP FAS 115-2 and FAS 124-2, we reviewed all securities with a previous other-than-temporary impairment loss that we still held at April 1, 2009. For each, we determined the credit and non-credit component as of the adoption date. We calculated the net present value of each security by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the security prior to impairment. For our mortgage-backed securities, the estimated cash flows included prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of the loss from retained earnings to accumulated other comprehensive income as of the adoption date.
We review our impaired securities and assess whether any impairments are other-than-temporary at each quarter end, based on all relevant facts and circumstances for each impaired security. During 2009 and 2008, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our review in the second quarter of 2009 covered 77% of the total gross unrealized losses in the portfolio.

The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. In the second quarter of 2009, we changed our criteria for determining if an impaired security has an other-than-temporary impairment to comply with FSP FAS 115-2 and FAS 124-2. Our evaluation now considers various factors including:
•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	the security’s credit rating and any recent downgrades,

•	whether the impairment is due to an issuer-specific event,

•	whether we intend to sell the security,

•	if it is more likely than not that we will have to sell the security before recovery of its amortized cost basis, and

•	stress testing of expected cash flows for mortgage-backed and asset-backed securities under various scenarios.
To assist us in our evaluation, our outside investment advisors also perform detailed credit evaluations of all of our fixed income securities on an ongoing basis.
FSP FAS 115-2 and FAS 124-2 also changed the earnings recognition criteria for other-than-temporary impairment losses. Prior to our adoption of FSP FAS 115-2 and FAS 124-2, when we concluded that a decline in a security’s fair value was other-than-temporary, we recognized the impairment as a realized investment loss in our consolidated statements of earnings. Beginning in the second quarter of 2009, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss.
We identified and recognized pretax other-than-temporary impairment losses as follows:

	Six months ended June 30,		Three months ended June 30,
	2009	2008	2009	2008
Total other-than-temporary impairment loss	$(5,709)	$(1,599)	$(2,596)	$(1,599)
Portion recognized in other comprehensive income	755	—	755	—

Net other-than-temporary impairment loss recognized in earnings	$(4,954)	$(1,599)	$(1,841)	$(1,599)

At June 30, 2009, we had $4.8 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income, primarily related to mortgage-backed and asset-backed securities.
The rollforward of the credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings during the second quarter of 2009, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, was as follows:

Balance at March 31, 2009	$—
Credit losses in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	2,723

Credit losses recognized in earnings:
Securities previously impaired	350
Securities not previously impaired	300

Balance at June 30, 2009	$3,373

At June 30, 2009, the net unrealized gain on our fixed income securities portfolio was $72.7 million, compared to $60.0 million at March 31, 2009 and $14.6 million at December 31, 2008. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The net unrealized gain on our fixed income securities portfolio at July 31, 2009 was approximately $117.0 million.

Fair Value
We value financial assets and financial liabilities at fair value. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy established:
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
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our condensed consolidated balance sheet at June 30, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment managers to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of June 30, 2009 or December 31, 2008. The FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active, in 2008 and FSP FAS 157-4 in 2009. We did not apply the criteria of FSP FAS 157-3 as of June 30, 2009 and December 31, 2008, or the criteria of FSP FAS 157-4 as of June 30, 2009, since no markets for our investments were judged to be inactive as of those balance sheet dates.
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
We excluded from our fair value disclosures certain strategic investments in insurance-related companies, since we account for them using the equity method of accounting and have not elected to measure them at fair value. These assets had a recorded value of $15.0 million at June 30, 2009. We also excluded our held to maturity investment portfolio valued at $107.1 million and an investment valued at $4.1 million at June 30, 2009, which are measured at amortized cost and at cost, respectively. Our held to maturity portfolio had a fair value of $107.5 million at June 30, 2009.

The following table presents our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
June 30, 2009

Fixed income securities	$172,436	$4,278,256	$5,982	$4,456,674
Other investments	14	—	—	14
Other assets	—	—	19,757	19,757

Total assets measured at fair value	$172,450	$4,278,256	$25,739	$4,476,445

Accounts payable and accrued liabilities	$—	$(5,256)	$—	$(5,256)

Total liabilities measured at fair value	$—	$(5,256)	$—	$(5,256)

December 31, 2008

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

The following table presents the changes in fair value of our Level 3 category during the first six months and the second quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615
Net redemptions	(1,263)	—	(1,263)
Gains and (losses) – unrealized	531	3,657	4,188
Gains and (losses) – realized	30	—	30
Net transfers in (out) of Level 3	169	—	169

Balance at June 30, 2009	$5,982	$19,757	$25,739

Balance at March 31, 2009	$5,085	$16,463	$21,548
Net redemptions	(982)	—	(982)
Gains and (losses) – unrealized	(36)	3,294	3,258
Net transfers in (out) of Level 3	1,915	—	1,915

Balance at June 30, 2009	$5,982	$19,757	$25,739

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. During the first quarter of 2009, we transferred investments from Level 3 to Level 2 because we were able to determine their fair value using inputs based on observable market data. In the second quarter of 2009, we transferred an investment from Level 2 to Level 3 due to our inability to obtain a fair value using inputs based on observable market data.

Valuation of Goodwill
When we complete a business combination, goodwill is either allocated to the reporting unit in which the acquired business is included or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our insurance company segment, we have five reporting units, which are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics. In our agency segment, we have six reporting units, which are individual subsidiaries.
An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2009 goodwill impairment test as of June 30, 2009, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of June 30, 2009.
For our 2009 impairment test, we incorporated new accounting guidance, which required us to consider three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the market and income approaches, and based our assumptions and inputs on market participant data, rather than our own data. For the income approach, we estimated the present value of expected cash flows to determine the fair value of each reporting unit. We utilized estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We weighted the results of the market and income approaches to determine the calculated fair value of each reporting unit. Prior to 2009, we used the expected cash flow approach with assumptions and inputs based on our own internal data to determine the fair value of each reporting unit. In all years, we utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.
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
FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we adopted FSP APB 14-1 for our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.0% and 2.00% Convertible Notes increased to 4.80% and 3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital. The following line items in our 2008 condensed consolidated financial statements were affected by this change in accounting principle:

	Six months ended June 30, 2008			Three months ended June 30, 2008
	As originally			As originally
	reported	As adjusted	Change	reported	As adjusted	Change
Interest expense	$7,767	$9,779	$2,012	$3,808	$4,826	$1,018
Earnings before income tax expense	252,713	250,701	(2,012)	133,782	132,764	(1,018)
Income tax expense	79,275	78,571	(704)	41,445	41,089	(356)
Net earnings	173,438	172,130	(1,308)	92,337	91,675	(662)
Diluted earnings per share	$1.49	$1.48	$(0.01)	$0.80	$0.79	$(0.01)

	December 31, 2008
	As originally
	reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)	$153,964	$153,581	$(383)
Notes payable	344,714	343,649	(1,065)
Additional paid-in capital	861,867	881,534	19,667
Retained earnings	1,696,816	1,677,831	(18,985)
Total shareholders’ equity	2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. The implied discount on the 1.30% Convertible Notes was fully amortized in the first quarter of 2009. At June 30, 2009, there was no remaining equity component and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 3.05% for the six months ended June 30, 2009 and 4.80% for the six months ended June 30, 2008. The contractual interest expense was $0.8 million in the first six months of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $2.0 million in the six months ended June 30, 2009 and 2008, respectively. The adoption of FSP APB 14-1 did not impact our past or current consolidated cash flows.
Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at June 30, 2009. While the notes are not convertible during the third quarter of 2009, the convertible value of the notes, if converted, at June 30, 2009 was $132.2 million, which exceeds the principal amount by $7.5 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes for cash at any time. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective prospectively on April 1, 2009. FSP FAS 157-4 and FSP FAS 107-1 and APB 28-1 modify the accounting guidance for determining fair value of financial instruments under distressed market conditions and expand the related disclosures. FSP FAS 115-2 and FAS 124-2 revises the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expands the related disclosures. Our adoption of these FSPs did not have a material effect on our 2009 condensed consolidated financial statements. See the “Investments” section above for additional discussion of our adoption of FSP FAS 115-2 and FAS 124-2.
The FASB has issued Statement No. 165, Subsequent Events, which establishes standards to account for and disclose events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS 165 as of June 30, 2009 and included the required disclosures in our condensed consolidated financial statements.
The FASB has issued SFAS No. 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162. SFAS 168 specifies that, effective July 1, 2009, the FASB Accounting Standards Codification (Codification) became the single authoritative source of U.S. GAAP. SEC rules and interpretive releases are the only other source of U.S. GAAP for SEC registrants. Although Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. We do not expect our future usage of Codification to have a material impact on our consolidated financial statements.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008, except as described above in the sections “Investments” and “Accounting Pronouncements Adopted in 2009” as they relate to other-than-temporary impairments on investments and in the sections “Valuation of Goodwill” and “Accounting Pronouncements Adopted in 2009” as they relate to valuation of goodwill.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2009.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. Submission of Matters to a Vote of Security Holders
On May 21, 2009, we held our 2009 Annual Meeting of Shareholders. At such time, the following items were submitted to a vote of shareholders through the solicitation of proxies.
a. Election of Directors
The following persons were elected to serve on the Board of Directors until the 2010 Annual Meeting of Shareholders or until their successors have been duly elected and qualified. The Directors received the votes next to their respective names.

		Votes
Name	For	withheld
Frank J. Bramanti	103,411,067	778,831
Walter M. Duer	102,557,518	1,632,380
Edward H. Ellis, Jr.	97,671,666	6,518,232
James C. Flagg, Ph.D.	101,528,456	2,661,442
Thomas M. Hamilton	98,235,997	5,953,901
John N. Molbeck, Jr.	103,142,790	1,047,108
James E. Oesterreicher	98,851,068	5,338,830
Robert A. Rosholt	102,472,690	1,717,208
Christopher Williams	98,856,329	5,333,569
Scott W. Wise	102,437,309	1,752,589
b. Ratification of PricewaterhouseCoopers LLP
Shareholders were requested to ratify the appointment of PricewaterhouseCoopers LLP, as our independent registered public accounting firm for the year ended December 31, 2009. Such appointment was approved by the shareholders, who voted as follows: 103,317,227 shares in favor, 838,935 against, and 33,738 abstained.

Item 6. Exhibits
a. Exhibits

A3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.

B3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc., as amended.

C10.1	Employment Agreement between William T. Whamond and HCC Insurance Holdings, Inc., effective May 1, 2009.

D10.2	Separation Agreement between Frank J. Bramanti and HCC Insurance Holdings, Inc., effective May 5, 2009.

D10.3	Employment Agreement between John N. Molbeck, Jr. and HCC Insurance Holdings, Inc., effective May 5, 2009.

E10.4	Form of Amendment to Non-Employee Director Stock Option Agreement dated effective as of May 21, 2009.

E10.5	Amendment to Stock Option Agreements dated effective as of May 20, 2009 by and between HCC Insurance Holdings, Inc. and Frank J. Bramanti.

E10.6	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr., effective May 5, 2009.

10.7	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and each Director and Executive Officer of the Company.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed April 3, 2008.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed April 29, 2009.

D	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed May 6, 2009.

E	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed May 26, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

August 7, 2009	/s/ John N. Molbeck, Jr.

(Date)	John N. Molbeck, Jr., President and Chief Executive Officer

August 7, 2009	/s/ Pamela J. Penny

(Date)	Pamela J. Penny, Executive Vice President and Chief Accounting Officer