Form 10-Q
period 2009-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2009-11-05
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2009.

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
On October 31, 2009, there were approximately 112.5 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2009	2008
		(as adjusted)
ASSETS

Investments:
Fixed income securities – available for sale, at fair value (amortized cost: 2009 – $4,575,847; 2008 – $4,118,539)	$4,784,343	$4,133,165
Fixed income securities – held to maturity, at amortized cost (fair value: 2009 – $104,077; 2008 – $125,561)	103,286	123,553
Short-term investments, at cost, which approximates fair value	559,907	497,477
Other investments	4,691	50,088

Total investments	5,452,227	4,804,283
Cash	56,874	27,347
Restricted cash and cash investments	183,769	174,905
Premium, claims and other receivables	602,957	770,823
Reinsurance recoverables	1,046,548	1,054,950
Ceded unearned premium	261,346	234,375
Ceded life and annuity benefits	62,645	64,235
Deferred policy acquisition costs	203,031	188,652
Goodwill	824,658	858,849
Other assets	141,287	153,581
Assets held for sale	205,684	—

Total assets	$9,041,026	$8,332,000

LIABILITIES

Loss and loss adjustment expense payable	$3,529,217	$3,415,230
Life and annuity policy benefits	62,645	64,235
Reinsurance balances payable	147,313	122,189
Unearned premium	1,035,476	977,426
Deferred ceding commissions	69,553	63,123
Premium and claims payable	190,347	405,287
Notes payable	444,682	343,649
Accounts payable and accrued liabilities	409,474	300,838
Liabilities related to assets held for sale	164,898	—

Total liabilities	6,053,605	5,691,977

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250.0 million shares authorized (shares issued: 2009 – 117,216 and 2008 – 116,457; outstanding: 2009 – 112,543 and 2008 – 113,444)	117,216	116,457
Additional paid-in capital	902,917	881,534
Retained earnings	1,907,923	1,677,831
Accumulated other comprehensive income	158,164	27,536
Treasury stock, at cost (shares: 2009 – 4,673 and 2008 – 3,013)	(98,799)	(63,335)

Total shareholders’ equity	2,987,421	2,640,023

Total liabilities and shareholders’ equity	$9,041,026	$8,332,000

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
REVENUE

Net earned premium	$1,524,425	$1,505,128	$520,059	$504,972
Fee and commission income	88,113	99,558	31,687	37,795
Net investment income	141,740	130,832	48,111	35,962
Other operating income	29,824	10,829	1,405	4,828
Net realized investment gain (loss)	4,852	(12,761)	864	(12,808)
Other-than-temporary impairment loss:
Total loss	(6,089)	(6,029)	(380)	(4,430)
Portion recognized in other comprehensive income	810	—	55	—

Net loss recognized in earnings	(5,279)	(6,029)	(325)	(4,430)

Total revenue	1,783,675	1,727,557	601,801	566,319

EXPENSE

Loss and loss adjustment expense, net	911,944	920,433	303,808	324,506
Policy acquisition costs, net	271,358	284,695	92,418	96,582
Other operating expense	195,509	174,420	64,985	57,702
Interest expense	11,816	14,547	3,549	4,768

Total expense	1,390,627	1,394,095	464,760	483,558

Earnings before income tax expense	393,048	333,462	137,041	82,761
Income tax expense	123,972	102,941	42,720	24,370

Net earnings	$269,076	$230,521	$94,321	$58,391

Net earnings per common share:

Basic	$2.39	$2.00	$0.84	$0.51

Diluted	$2.37	$1.99	$0.83	$0.50

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2008 (as previously reported)	$116,457	$861,867	$1,696,816	$27,536	$(63,335)	$2,639,341
Cumulative effect of accounting change (convertible debt)	—	19,667	(18,985)	—	—	682

Balance at December 31, 2008 (as adjusted)	116,457	881,534	1,677,831	27,536	(63,335)	2,640,023
Cumulative effect of accounting change (other-than-temporary impairments in investments)	—	—	4,301	(4,301)	—	—
Comprehensive income:
Net earnings	—	—	269,076	—	—	269,076
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	—	—	—	125,604	—	125,604
Other-than-temporary impairment loss, net of tax	—	—	—	(527)	—	(527)
Other, net of tax	—	—	—	9,852	—	9,852

Total other comprehensive income						134,929

Comprehensive income						404,005
Issuance of 528 shares for exercise of options, including tax effect	528	8,895	—	—	—	9,423
Purchase of 1,660 common shares	—	—	—	—	(35,464)	(35,464)
Stock-based compensation	231	12,488	—	—	—	12,719
Cash dividends declared, $0.385 per share	—	—	(43,285)	—	—	(43,285)

Balance at September 30, 2009	$117,216	$902,917	$1,907,923	$158,164	$(98,799)	$2,987,421

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2009	2008
		(as adjusted)
Operating activities:
Net earnings	$269,076	$230,521
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	36,443	22,705
Change in reinsurance recoverables	14,853	(119,825)
Change in ceded unearned premium	(25,093)	6,121
Change in loss and loss adjustment expense payable	51,519	278,156
Change in reinsurance balances payable	24,548	(4,344)
Change in unearned premium	39,441	41,162
Change in premium and claims payable, net of restricted cash	(63,727)	(105,135)
Change in accounts payable and accrued liabilities	22,132	(49,446)
Change in trading securities	—	49,091
Stock-based compensation expense	12,472	9,990
Depreciation and amortization expense	11,796	10,436
(Gain) loss on investments	(3,152)	26,367
Other, net	27,238	5,376

Cash provided by operating activities	417,546	401,175

Investing activities:
Sales of available for sale fixed income securities	337,615	421,677
Maturity or call of available for sale fixed income securities	260,839	255,439
Maturity or call of held to maturity fixed income securities	86,190	—
Cost of available for sale fixed income securities acquired	(1,020,506)	(1,088,234)
Cost of held to maturity fixed income securities acquired	(59,677)	—
Cost of other investments acquired	—	(36,735)
Change in short-term investments	(91,617)	33,665
Proceeds from sales of strategic and other investments	114,940	54,355
Payments for purchase of businesses, net of cash received	(37,995)	(73,996)
Proceeds from sale of assets of business	6,188	—
Other, net	(13,109)	(3,203)

Cash used by investing activities	(417,132)	(437,032)

Financing activities:
Advances on line of credit	115,000	106,000
Payments on line of credit and notes payable	(15,032)	(56,000)
Sale of common stock	9,423	13,884
Purchase of common stock	(35,464)	(21,870)
Dividends paid	(42,244)	(38,061)
Other, net	(2,570)	13,013

Cash provided by financing activities	29,113	16,966

Net increase (decrease) in cash	29,527	(18,891)
Cash at beginning of period	27,347	39,135

Cash at end of period	$56,874	$20,244

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1)	General Information
HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency services to commercial customers and individuals. We market our products both directly to customers and through a network of independent brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions liability (known as professional indemnity outside the U.S.), employment practices liability, surety, credit, and fidelity coverages); group life, accident and health (which includes medical stop-loss, short-term medical, occupational accident, and other coverages); aviation; our London market account (which includes energy, property, marine, and accident and health coverages); and other specialty lines of insurance (which includes public entity, U.K. liability, event cancellation, contingency, and other coverages). We operate primarily in the United States, the United Kingdom, Spain and Ireland, although some of our operations have a broader international scope.
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
Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2008 condensed consolidated financial statements to conform to the 2009 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows. Certain 2008 amounts have been adjusted to reflect our adoption of the new convertible debt and earnings per share accounting standards as of January 1, 2009. See the “Accounting Guidance Adopted in 2009” section below for additional information.
We have evaluated subsequent events through November 5, 2009, which is the date these financial statements were issued.
Accounting Guidance Adopted in 2009
Codification
Effective July 1, 2009, the Accounting Standards Codification (ASC or the Codification) issued by the Financial Accounting Standards Board (FASB) became the single authoritative source of U.S. GAAP. Rules and interpretive releases issued by the Securities and Exchange Commission (SEC) are the only other source of U.S. GAAP for SEC registrants. Although the Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. Our accounting policies were not affected by our adoption and usage of the Codification.
Convertible Debt
A new accounting standard, originally issued as FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. This change to ASC Topic 470, Debt, clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt, and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we bifurcated the debt and equity components of our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.30% and 2.00% Convertible Notes increased to 4.80% and 3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following line items in our 2008 condensed consolidated financial statements were affected by this change in accounting principle:

	Nine months ended September 30, 2008			Three months ended September 30, 2008
	As originally			As originally
	reported	As adjusted	Change	reported	As adjusted	Change
Interest expense	$11,517	$14,547	$3,030	$3,750	$4,768	$1,018
Earnings before income tax expense	336,492	333,462	(3,030)	83,779	82,761	(1,018)
Income tax expense	104,001	102,941	(1,060)	24,726	24,370	(356)
Net earnings	232,491	230,521	(1,970)	59,053	58,391	(662)
Diluted earnings per share	$2.01	$1.99	$(0.02)	$0.51	$0.50	$(0.01)

				December 31, 2008
				As originally
				reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)				$153,964	$153,581	$(383)
Notes payable				344,714	343,649	(1,065)
Additional paid-in capital				861,867	881,534	19,667
Retained earnings				1,696,816	1,677,831	(18,985)
Total shareholders’ equity				2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. The implied discount on the 1.30% Convertible Notes was fully amortized in the first quarter of 2009. At September 30, 2009, there was no remaining equity component and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 2.47% for the nine months ended September 30, 2009 and 4.80% for the nine months ended September 30, 2008. The contractual interest expense was $1.2 million in the first nine months of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $3.0 million in the nine months ended September 30, 2009 and 2008, respectively. Our adoption of this guidance did not impact our past or current consolidated cash flows.
Fair Value Measurements
A new accounting standard, originally issued as FSP FAS 157-2, Effective Date of FASB Statement No. 157, became effective January 1, 2009. This guidance requires prospective application of ASC Topic 820, Fair Value Measurement and Disclosure, to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, such as goodwill. Our adoption of this revised guidance had no impact on our condensed consolidated financial statements.
New accounting standards, originally issued as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective prospectively on April 1, 2009. These changes to ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 320, Investments – Debt and Equity Securities, modify the accounting guidance for determining fair value of financial instruments under distressed market conditions, revise the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expand the related disclosures. Our adoption of this guidance did not have a material effect on our 2009 condensed consolidated financial statements. See Note 3 for additional discussion of these changes.
Earnings per Share
A new accounting standard, originally issued as FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, became effective January 1, 2009 and required retrospective application to prior periods. This change to ASC Topic 260, Earnings Per Share, clarifies whether instruments granted in share-based payments, such as restricted stock, are participating securities prior to vesting and, therefore, must be included in the earnings allocation in

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
calculating earnings per share under the two-class method described in ASC Topic 260-10-45-59A, Participating Securities and the Two-Class Method. As revised, ASC Topic 260 requires that unvested share-based payments that contain non-forfeitable rights to dividends or dividend-equivalents are treated as participating securities. Our adoption of this guidance had no material impact on our consolidated earnings per share in any prior period due to immateriality of our restricted stock awards that have such terms.
Subsequent Events
A new accounting standard, originally issued as SFAS No. 165, Subsequent Events, provides guidance to account for and disclose events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted this change to ASC Topic 855, Subsequent Events, as of June 30, 2009 and included the required disclosures in our condensed consolidated financial statements.
Business Combinations
A new accounting standard, originally issued as SFAS No. 141 (revised 2007), Business Combinations, became effective January 1, 2009. This change to ASC Topic 805, Business Combinations, modifies certain accounting treatment for business combinations and impacts presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. Since January 1, 2009, we have recorded all new acquisitions in accordance with this guidance.
Consolidation
A new accounting standard, originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, became effective January 1, 2009. This change to ASC Topic 810, Consolidation, modifies the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. Our adoption of this guidance had no impact on our condensed consolidated financial statements.
Derivatives
A new accounting standard, originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, became effective January 1, 2009. This change to ASC Topic 815, Derivatives and Hedging, expands the required disclosures about a company’s derivative and hedging activities. Our adoption had no impact on our condensed consolidated financial statements.
Recent Accounting Guidance
A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was issued in June 2009. The guidance, which will be incorporated into ASC Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. We will adopt the guidance effective January 1, 2010. We do not expect our adoption to have a material impact on our consolidated financial statements.
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
Income Tax
For the nine months ended September 30, 2009 and 2008, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to tax-exempt municipal bond interest.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Notes Payable
Notes payable at September 30, 2009 and December 31, 2008 are shown in the table below. The estimated fair value of our Convertible Notes ($156.8 million at September 30, 2009 and $149.8 million at December 31, 2008) is based on quoted market prices. The estimated fair value of our Revolving Loan Facility is based on current borrowing rates offered to us and approximates the carrying value at both balance sheet dates.

	September 30,	December 31,
	2009	2008
1.30% Convertible Notes	$124,682	$123,649
$575.0 million Revolving Loan Facility	320,000	220,000

Total notes payable	$444,682	$343,649

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at September 30, 2009. While the notes are not convertible during the fourth quarter of 2009, the convertible value of the notes, if converted, at September 30, 2009 was $150.6 million, which exceeds the principal amount by $25.9 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes at any time. If we announce our intent to redeem the notes, the notes will become immediately convertible, and the holders may surrender them for conversion, payable on the same terms as described above, at any time until two business days prior to the redemption date. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
Stock-Based Compensation
In the first nine months of 2009, we granted the following shares of common stock, restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number of	grant date	Aggregate	Vesting
	shares	fair value	fair value	period
Common stock	75	$23.84	$1,778	—
Restricted stock	160	23.98	3,846	3-4 years
Restricted stock units	21	23.90	509	4 years
Stock options	335	5.41	1,814	3-5 years
Acquisition, Dispositions and Assets Held for Sale
On February 27, 2009, we acquired Surety Company of the Pacific, which writes license and permit bonds for California contractors. We included the results of operations of the acquired company in our condensed consolidated financial statements beginning on March 1, 2009. We valued all identifiable assets and liabilities at fair value and allocated $5.6 million to goodwill. The goodwill is not deductible for United States Federal income tax purposes.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
On June 30, 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five-year managing general underwriter’s agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We reduced goodwill by $18.0 million, the amount assigned to this reporting unit, and recognized an immaterial gain on the transaction.
On October 3, 2009, we executed a contract to sell 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited (RML), to an affiliate of Marsh & McLennan Companies, Inc. (MMC) for $42.5 million of MMC common stock. We also executed an agreement with MMC and its affiliates whereby our insurance companies and agencies will continue to utilize MMC and its affiliates to place certain of our reinsurance. The sale closed on October 8, 2009. At September 30, 2009, we recorded RML’s assets and liabilities at fair value less the costs to sell and recognized a loss on the transaction of $4.2 million, which was included in other operating income in our condensed consolidated statement of earnings for the third quarter of 2009. We also removed RML’s assets and liabilities from the separate lines in our condensed consolidated balance sheet at September 30, 2009 and reported the applicable items as assets held for sale or liabilities related to assets held for sale, as follows:

Assets:
Short-term investments	$33,083
Premium, claims and other receivables	130,296
Goodwill	41,926
Other assets	379

Assets held for sale	$205,684

Liabilities:
Premium and claims payable	$160,447
Accounts payable and accrued liabilities	4,451

Liabilities related to assets held for sale	$164,898

Goodwill
The above acquisition and dispositions impacted our goodwill in 2009. In addition, we transferred $21.9 million of goodwill from two reporting units in our agency segment to a reporting unit in our insurance company segment, based on a reorganization that created a permanent change in cash flows. The changes in goodwill were as follows:

	Insurance		Other
	Company	Agency	Operations	Total
Balance at December 31, 2008	$646,527	$211,999	$323	$858,849
Additions:
Acquisitions	7,356	804	—	8,160
Earnouts on prior acquisitions	15,265	2,478	—	17,743
Disposition	—	(18,048)	—	(18,048)
Classification as assets held for sale	—	(41,926)	—	(41,926)
Transfer and other	21,821	(21,941)	—	(120)

Balance at September 30, 2009	$690,969	$133,366	$323	$824,658

(2)	Fair Value
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
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our condensed consolidated balance sheet at September 30, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of September 30, 2009 or December 31, 2008. In 2008 and 2009, the FASB issued new accounting guidance related to determining the fair value of securities in inactive markets. We did not apply the criteria of this guidance as of September 30, 2009 and December 31, 2008, since no markets for our investments were judged to be inactive as of those balance sheet dates.
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
We excluded from our fair value disclosures our $103.3 million held to maturity investment portfolio and two investments valued at $4.1 million at September 30, 2009, which are measured at amortized cost and at cost, respectively. Our held to maturity portfolio had a fair value of $104.1 million at September 30, 2009.
The following table presents our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
September 30, 2009

Fixed income securities	$253,874	$4,521,894	$8,575	$4,784,343
Other investments	14	—	—	14
Other assets	—	—	19,569	19,569

Total assets measured at fair value	$253,888	$4,521,894	$28,144	$4,803,926

Accounts payable and accrued liabilities	$—	$(3,778)	$—	$(3,778)

Total liabilities measured at fair value	$—	$(3,778)	$—	$(3,778)

December 31, 2008

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following table presents the changes in fair value of our Level 3 category during the first nine months and the third quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615
Net redemptions	(1,590)	—	(1,590)
Gains and (losses) – unrealized	1,018	3,469	4,487
Gains and (losses) – realized	30	—	30
Transfers into Level 3	6,263	—	6,263
Transfers out of Level 3	(3,661)	—	(3,661)

Balance at September 30, 2009	$8,575	$19,569	$28,144

Balance at June 30, 2009	$5,982	$19,757	$25,739
Net redemptions	(327)	—	(327)
Gains and (losses) – unrealized	487	(188)	299
Transfers into Level 3	4,348	—	4,348
Transfers out of Level 3	(1,915)	—	(1,915)

Balance at September 30, 2009	$8,575	$19,569	$28,144

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. Transfers of investments into Level 3 occurred due to our inability to obtain a fair value using inputs based on observable market data. Transfers of investments out of Level 3 occurred because we were able to determine their fair value using inputs based on observable market data.
(3)	Investments
Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized	Fair
	cost	gain	loss	value
September 30, 2009

U.S. government and government agency securities	$455,025	$7,967	$(9)	$462,983
Fixed income securities of states, municipalities and political subdivisions	1,012,861	67,462	(209)	1,080,114
Special purpose revenue bonds of states, municipalities and political subdivisions	1,069,921	64,330	(601)	1,133,650
Corporate fixed income securities	542,098	24,875	(349)	566,624
Residential mortgage-backed securities	930,891	45,121	(5,772)	970,240
Commercial mortgage-backed securities	160,863	729	(8,411)	153,181
Asset-backed securities	27,783	721	(1,623)	26,881
Foreign government securities	254,627	8,758	(773)	262,612
Foreign non-government securities	121,778	6,280	—	128,058

Total available for sale fixed income securities	$4,575,847	$226,243	$(17,747)	$4,784,343

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Cost or	Gross	Gross
	amortized	unrealized	unrealized	Fair
	cost	gain	loss	value
December 31, 2008

U.S. government and government agency securities	$196,856	$9,447	$(15)	$206,288
Fixed income securities of states, municipalities and political subdivisions	1,082,855	23,948	(14,900)	1,091,903
Special purpose revenue bonds of states, municipalities and political subdivisions	899,466	16,249	(16,083)	899,632
Corporate fixed income securities	517,794	5,308	(11,464)	511,638
Residential mortgage-backed securities	796,522	40,229	(13,673)	823,078
Commercial mortgage-backed securities	179,479	42	(27,685)	151,836
Asset-backed securities	72,646	78	(6,772)	65,952
Foreign government securities	230,829	7,699	(431)	238,097
Foreign non-government securities	142,092	2,877	(228)	144,741

Total available for sale fixed income securities	$4,118,539	$105,877	$(91,251)	$4,133,165

The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity were as follows:

	Amortized	Fair
	cost	value
September 30, 2009

U.S. government securities	$14,995	$15,018
Foreign government securities	80,683	81,396
Foreign non-government securities	7,608	7,663

Total held to maturity fixed income securities	$103,286	$104,077

December 31, 2008

U.S. government securities	$21,319	$21,823
Foreign government securities	95,268	96,661
Foreign non-government securities	6,966	7,077

Total held to maturity fixed income securities	$123,553	$125,561

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
All fixed income securities were income producing in 2009. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 Months		12 Months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
September 30, 2009

U.S. government and government agency securities	$28,650	$(9)	$—	$—	$28,650	$(9)
Fixed income securities of states, municipalities and political subdivisions	—	—	20,961	(209)	20,961	(209)
Special purpose revenue bonds of states, municipalities and political subdivisions	8,291	(64)	30,862	(537)	39,153	(601)
Corporate fixed income securities	4,237	(188)	5,404	(161)	9,641	(349)
Residential mortgage-backed securities	9,969	(579)	45,575	(5,194)	55,544	(5,773)
Commercial mortgage-backed securities	1,278	(9)	100,751	(8,402)	102,029	(8,411)
Asset-backed securities	2,641	(636)	10,264	(986)	12,905	(1,622)
Foreign government securities	17,372	(634)	8,657	(139)	26,029	(773)

Total	$72,438	$(2,119)	$222,474	$(15,628)	$294,912	$(17,747)

December 31, 2008

U.S. government and government agency securities	$13,240	$(10)	$590	$(5)	$13,830	$(15)
Fixed income securities of states, municipalities and political subdivisions	294,887	(7,819)	98,682	(7,081)	393,569	(14,900)
Special purpose revenue bonds of states, municipalities and political subdivisions	289,204	(9,055)	98,743	(7,028)	387,947	(16,083)
Corporate fixed income securities	298,464	(7,217)	18,753	(4,247)	317,217	(11,464)
Residential mortgage-backed securities	63,640	(8,805)	16,409	(4,868)	80,049	(13,673)
Commercial mortgage-backed securities	77,252	(10,028)	72,642	(17,657)	149,894	(27,685)
Asset-backed securities	54,798	(4,062)	7,401	(2,710)	62,199	(6,772)
Foreign government securities	—	—	25,613	(431)	25,613	(431)
Foreign non-government securities	20,620	(211)	6,381	(17)	27,001	(228)

Total	$1,112,105	$(47,207)	$345,214	$(44,044)	$1,457,319	$(91,251)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We adopted a new accounting standard, which specifies new criteria for identification and recognition of other-than-temporary impairment losses, as of April 1, 2009. This standard requires us to determine, for each impaired fixed income security, that (a) we do not intend to sell the security and (b) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert either of these, the impairment is recorded as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the impairment loss is separated into (a) the credit loss and (b) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of an other-than-temporary loss recorded through earnings.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
To adopt the new accounting standard, we reviewed all securities with a previous other-than-temporary impairment loss that we still held at April 1, 2009. For each, we determined the credit and non-credit component as of the adoption date. We calculated the net present value of each security by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the security prior to impairment. For our mortgage-backed securities, the estimated cash flows included prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of the loss from retained earnings to accumulated other comprehensive income as of the adoption date.
We review our impaired securities and assess whether any impairments are other-than-temporary at each quarter end, based on all relevant facts and circumstances for each impaired security. During 2009 and 2008, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our review in the third quarter of 2009 covered 79% of the total unrealized losses in the portfolio.
The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. In the second quarter of 2009, we changed our criteria for determining if an impaired security has an other-than-temporary impairment to comply with the new accounting standard. Our evaluation now considers various factors including:
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
The new accounting standard also changed the earnings recognition criteria for other-than-temporary impairment losses. Prior to our adoption of this standard, when we concluded that a decline in a security’s fair value was other-than-temporary, we recognized the impairment as a realized investment loss in our consolidated statements of earnings. Beginning in the second quarter of 2009, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss.
We identified and recognized pretax other-than-temporary impairment losses as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Total other-than-temporary impairment loss	$(6,089)	$(6,029)	$(380)	$(4,430)
Portion recognized in other comprehensive income	810	—	55	—

Net other-than-temporary impairment loss recognized in earnings	$(5,279)	$(6,029)	$(325)	$(4,430)

At September 30, 2009, we had $4.8 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The roll forward of the credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, beginning at the date of adoption of the new accounting standard, was as follows:

	Six months ended	Three months ended
	September 30, 2009	September 30, 2009
Balance at beginning of period	$—	$3,373
Credit losses included in retained earnings related to adoption of new accounting standard	2,723	—
Credit losses recognized in earnings:
Securities previously impaired	550	200
Securities not previously impaired	425	125

Balance at September 30, 2009	$3,698	$3,698

Significant price deterioration in our fixed income securities occurred in the second half of 2008, principally due to the effects of the recent credit crisis, changes in market interest rates and widening of credit spreads. We did not consider the $91.3 million of gross unrealized losses in our available for sale fixed income securities at December 31, 2008 to be other-than-temporary impairments as of that date because: 1) we received all contractual interest and principal payments on these securities as of year-end 2008, 2) based on our fourth quarter 2008 review, we believed it was probable that we would continue to collect all such cash payments due in the future, and 3) as of December 31, 2008, we had the intent and ability to hold these securities until maturity or for a period of time sufficient to allow recovery of the impaired security’s fair value. Based on the guidance in the new accounting standard adopted on April 1, 2009, we do not consider the $17.7 million of gross unrealized losses in our portfolio at September 30, 2009 to be other-than-temporary impairments as of that date because: 1) we received all contractual interest and principal payments on these securities as of September 30, 2009, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases, and 4) for those securities with a credit loss at September 30, 2009, the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.
The change in our unrealized pretax net gains (losses) on investments during each period was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Available for sale fixed income securities	$193,870	$(123,100)	$135,831	$(63,985)
Strategic and other investments	(2)	48	—	1,285

Net unrealized investment gains (losses)	$193,868	$(123,052)	$135,831	$(62,700)

The amortized cost and fair value of our fixed income securities at September 30, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities at September 30, 2009 was 4.1 years.

	Available for sale		Held to maturity
	Cost or
	amortized		Amortized
	cost	Fair value	cost	Fair value
Due in 1 year or less	$273,706	$277,613	$27,920	$28,127
Due after 1 year through 5 years	1,229,058	1,282,570	68,039	68,573
Due after 5 years through 10 years	824,271	874,968	7,327	7,377
Due after 10 years through 15 years	572,587	610,683	—	—
Due after 15 years	556,688	588,207	—	—

Securities with fixed maturities	3,456,310	3,634,041	103,286	104,077
Residential mortgage-backed securities	930,891	970,240	—	—
Commercial mortgage-backed securities	160,863	153,181	—	—
Asset-backed securities	27,783	26,881	—	—

Total fixed income securities	$4,575,847	$4,784,343	$103,286	$104,077

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The sources of net investment income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Fixed income securities	$140,483	$129,511	$47,571	$44,215
Short-term investments	4,943	20,408	1,464	6,837
Other investments	(958)	(16,160)	—	(14,244)

Total investment income	144,468	133,759	49,035	36,808
Investment expense	(2,728)	(2,927)	(924)	(846)

Net investment income	$141,740	$130,832	$48,111	$35,962

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Nine months ended September 30,
	2009			2008
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$7,593	$(3,289)	$4,304	$9,663	$(14,076)	$(4,413)
Other investments	710	(162)	548	662	(9,010)	(8,348)

Realized gain (loss)	$8,303	$(3,451)	$4,852	$10,325	$(23,086)	$(12,761)

	Three months ended September 30,
	2009			2008
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$1,960	$(1,122)	$838	$7,103	$(11,769)	$(4,666)
Other investments	27	(1)	26	116	(8,258)	(8,142)

Realized gain (loss)	$1,987	$(1,123)	$864	$7,219	$(20,027)	$(12,808)

(4)	Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net earnings	$269,076	$230,521	$94,321	$58,391
Less: net earnings attributable to unvested restricted stock and restricted stock units	(1,436)	(167)	(537)	(135)

Net earnings attributable to common stock	$267,640	$230,354	$93,784	$58,256

Weighted-average common shares outstanding	112,154	115,164	111,892	114,812
Dilutive effect of outstanding options (determined using treasury stock method)	283	408	371	312
Dilutive effect of convertible debt (determined using treasury stock method)	478	368	683	287

Weighted-average common shares and potential common shares outstanding	112,915	115,940	112,946	115,411

Anti-dilutive stock options not included in treasury stock method computation	5,672	5,918	5,279	6,049

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	Segment And Geographic Data
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

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2009

Revenue:
Domestic	$1,392,625	$42,264	$4,738	$2,321	$1,441,948
Foreign	323,554	18,173	—	—	341,727
Inter-segment	—	77,986	768	—	78,754

Total segment revenue	$1,716,179	$138,423	$5,506	$2,321	1,862,429

Inter-segment eliminations					(78,754)

Consolidated total revenue					$1,783,675

Net earnings (loss):
Domestic	$210,305	$11,597	$1,766	$(23,728)	$199,940
Foreign	64,292	3,596	—	—	67,888

Total segment net earnings (loss)	$274,597	$15,193	$1,766	$(23,728)	267,828

Inter-segment eliminations					1,248

Consolidated net earnings					$269,076

Other items:
Net investment income	$138,903	$498	$13	$2,326	$141,740
Depreciation and amortization	3,912	5,670	67	2,147	11,796
Interest expense (benefit)	805	10,872	(13)	152	11,816
Capital expenditures	2,934	5,665	24	4,435	13,058

Tax expense:
Income tax expense (benefit)	$117,036	$9,196	$899	$(3,819)	$123,312
Inter-segment eliminations					660

Consolidated income tax expense					$123,972

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Nine months ended September 30, 2008 (as adjusted)

Revenue:
Domestic	$1,374,157	$37,578	$6,581	$645	$1,418,961
Foreign	281,401	27,195	—	—	308,596
Inter-segment	—	68,496	—	—	68,496

Total segment revenue	$1,655,558	$133,269	$6,581	$645	1,796,053

Inter-segment eliminations					(68,496)

Consolidated total revenue					$1,727,557

Net earnings (loss):
Domestic	$177,820	$14,690	$2,011	$(17,112)	$177,409
Foreign	53,360	1,283	—	—	54,643

Total segment net earnings (loss)	$231,180	$15,973	$2,011	$(17,112)	232,052

Inter-segment eliminations					(1,531)

Consolidated net earnings					$230,521

Other items:
Net investment income	$126,321	$3,911	$48	$552	$130,832
Depreciation and amortization	3,588	4,671	94	2,083	10,436
Interest expense (benefit)	667	11,798	(73)	2,155	14,547
Capital expenditures	2,403	3,282	111	2,071	7,867

Tax expense:
Income tax expense (benefit)	$97,796	$11,545	$248	$(5,589)	$104,000
Inter-segment eliminations					(1,059)

Consolidated income tax expense					$102,941

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2009

Revenue:
Domestic	$468,072	$11,275	$1	$800	$480,148
Foreign	115,754	5,899	—	—	121,653
Inter-segment	—	27,183	281	—	27,464

Total segment revenue	$583,826	$44,357	$282	$800	629,265

Inter-segment eliminations					(27,464)

Consolidated total revenue					$601,801

Net earnings (loss):
Domestic	$71,380	$4,218	$(395)	$(10,064)	$65,139
Foreign	26,035	2,462	—	—	28,497

Total segment net earnings (loss)	$97,415	$6,680	$(395)	$(10,064)	93,636

Inter-segment eliminations					685

Consolidated net earnings					$94,321

Other items:
Net investment income	$47,176	$164	$6	$765	$48,111
Depreciation and amortization	1,336	2,001	23	784	4,144
Interest expense (benefit)	268	3,529	—	(248)	3,549
Capital expenditures	778	1,979	11	1,374	4,142

Tax expense:
Income tax expense (benefit)	$39,422	$2,457	$(249)	$635	$42,265
Inter-segment eliminations					455

Consolidated income tax expense					$42,720

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended September 30, 2008 (as adjusted)

Revenue:
Domestic	$449,087	$11,304	$2,872	$192	$463,455
Foreign	94,984	7,880	—	—	102,864
Inter-segment	—	28,711	—	—	28,711

Total segment revenue	$544,071	$47,895	$2,872	$192	595,030

Inter-segment eliminations					(28,711)

Consolidated total revenue					$566,319

Net earnings (loss):
Domestic	$50,035	$4,752	$1,062	$(4,031)	$51,818
Foreign	6,831	1,057	—	—	7,888

Total segment net earnings (loss)	$56,866	$5,809	$1,062	$(4,031)	59,706

Inter-segment eliminations					(1,315)

Consolidated net earnings					$58,391

Other items:
Net investment income	$34,622	$1,153	$17	$170	$35,962
Depreciation and amortization	1,221	1,675	29	687	3,612
Interest expense (benefit)	263	4,069	(22)	458	4,768
Capital expenditures	614	911	42	625	2,192

Tax expense:
Income tax expense (benefit)	$21,211	$3,557	$740	$(236)	$25,272
Inter-segment eliminations					(902)

Consolidated income tax expense					$24,370

     The following tables present selected revenue items by line of business.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Diversified financial products	$668,640	$593,378	$234,725	$203,295
Group life, accident and health	597,598	582,193	199,427	194,393
Aviation	98,514	105,125	33,053	35,413
London market account	75,587	80,824	26,208	27,429
Other specialty lines	84,109	138,846	26,659	44,420
Discontinued lines	(23)	4,762	(13)	22

Net earned premium	$1,524,425	$1,505,128	$520,059	$504,972

Property and casualty	$71,607	$83,483	$25,910	$32,761
Accident and health	16,506	16,075	5,777	5,034

Fee and commission income	$88,113	$99,558	$31,687	$37,795

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6)	Reinsurance
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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Nine months ended September 30, 2009

Direct business	$1,709,613	$1,688,378	$1,026,184
Reinsurance assumed	194,473	186,611	93,704
Reinsurance ceded	(376,197)	(350,564)	(207,944)

Net amounts	$1,527,889	$1,524,425	$911,944

Nine months ended September 30, 2008

Direct business	$1,594,624	$1,550,461	$986,026
Reinsurance assumed	292,932	291,490	272,220
Reinsurance ceded	(331,174)	(336,823)	(337,813)

Net amounts	$1,556,382	$1,505,128	$920,433

Three months ended September 30, 2009

Direct business	$559,142	$583,130	$329,561
Reinsurance assumed	61,240	61,648	28,701
Reinsurance ceded	(127,095)	(124,719)	(54,454)

Net amounts	$493,287	$520,059	$303,808

Three months ended September 30, 2008

Direct business	$538,782	$521,777	$379,929
Reinsurance assumed	74,182	95,247	85,930
Reinsurance ceded	(117,379)	(112,052)	(141,353)

Net amounts	$495,585	$504,972	$324,506

Ceding commissions netted against policy acquisition costs in the condensed consolidated statements of earnings were $42.0 million and $36.7 million for the nine months ended September 30, 2009 and 2008, respectively. The comparable amounts were $16.6 million and $11.6 million for the third quarter of 2009 and 2008, respectively.
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	September 30,	December 31,
	2009	2008
Reinsurance recoverable on paid losses	$75,628	$64,419
Reinsurance recoverable on outstanding losses	508,117	535,563
Reinsurance recoverable on incurred but not reported losses	465,748	463,396
Reserve for uncollectible reinsurance	(2,945)	(8,428)

Total reinsurance recoverables	$1,046,548	$1,054,950

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2009	2008
Loss and loss adjustment expense payable	$3,529,217	$3,415,230
Reinsurance recoverable on outstanding losses	(508,117)	(535,563)
Reinsurance recoverable on incurred but not reported losses	(465,748)	(463,396)

Net reserves	$2,555,352	$2,416,271

Unearned premium	$1,035,476	$977,426
Ceded unearned premium	(261,346)	(234,375)

Net unearned premium	$774,130	$743,051

Deferred policy acquisition costs	$203,031	$188,652
Deferred ceding commissions	(69,553)	(63,123)

Net deferred policy acquisition costs	$133,478	$125,529

(7)	Supplemental Information
Supplemental information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Income taxes paid	$121,572	$116,857	$32,756	$27,061
Interest paid	9,827	10,661	3,578	3,525
Comprehensive income	404,005	142,913	185,298	8,846
Proceeds from sales of available for sale fixed income securities	337,615	421,677	137,871	184,799
(8)	Commitments and Contingencies
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
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on June 30, 2015. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At September 30, 2009, we have recorded a liability of $13.7 million and have provided $6.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with operations in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, underwriting agencies and participation in two Lloyd’s of London syndicates that we manage. Our shares trade on the New York Stock Exchange and closed at $27.35 on September 30, 2009 and $26.39 on October 31, 2009. We had a market capitalization of $3.0 billion at October 31, 2009.
We had shareholders’ equity of $3.0 billion at September 30, 2009. Our book value per share increased 14% in the first nine months of 2009 to $26.54 at September 30, 2009, up from $23.27 at December 31, 2008. We had net earnings of $269.1 million, or $2.37 per diluted share, and generated $417.5 million of cash flow from operations in the first nine months of 2009. We declared dividends of $0.385 per share in the first nine months of 2009, compared to $0.345 per share in the first nine months of 2008, and paid $42.2 million of dividends in 2009. We repurchased 1.7 million shares of our common stock for $35.5 million, at an average cost of $21.36 per share in 2009. We currently have $4.9 billion of fixed income securities with an average rating of AA+ that are available to fund claims and other liabilities. We maintain a $575.0 million Revolving Loan Facility that allows us to borrow up to the maximum on a revolving basis, under which we have $240.0 million of additional capacity at October 31, 2009. The facility expires in December 2011. We are rated “AA (Very Strong)” by Standard & Poor’s Corporation and “AA (Very Strong)” by Fitch Ratings. Our major domestic insurance companies are rated “A+ (Superior)” by A.M. Best Company, Inc.
We earned $269.1 million, or $2.37 per diluted share in the first nine months of 2009, compared to $230.5 million, or $1.99 per diluted share, in the first nine months of 2008. Our third quarter net earnings were $94.3 million, or $0.83 per diluted share in 2009, compared to $58.4 million, or $0.50 per diluted share, in 2008. Our 2009 year-to-date earnings include $15.6 million of pretax benefit due to a $25.0 million termination payment we received in the first quarter to commute a reinsurance contract that had been accounted for using the deposit method of accounting. Our year-to-date loss ratio for 2009 was 59.8%, compared to 61.2% for 2008. The 2008 loss ratio included $24.5 million of losses related to the 2008 hurricanes. Profitability from our underwriting operations remains at acceptable levels. Our year-to-date combined ratio was 84.6% for 2009, compared to 85.3% for 2008. Investment income increased $10.9 million year-over-year due to the effect of $16.7 million of losses on alternative investments in 2008 and lower short-term investment income in 2009. Realized investment gains offset the other-than-temporary credit losses in 2009, compared to $18.8 million of losses realized in 2008, primarily in the third quarter, related to the credit crisis. Our 2008 year-to-date results also included an $11.7 million loss related to trading securities, which we sold in the third quarter of that year. See the “Results of Operations” section below for additional discussion.
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
We generate our revenue from six primary sources:
•	risk-bearing earned premium produced by our insurance companies’ operations,

•	non-risk-bearing fee and commission income received by our underwriting agencies,

•	ceding commissions in excess of policy acquisition costs earned by our insurance companies,

•	investment income earned by all of our operations,

•	realized investment gains and losses, and other-than-temporary impairment losses, related to our fixed income securities portfolio, and
•	other operating income and losses, mainly from strategic investments and events that do not occur each year.

We produced $1.8 billion of revenue in the first nine months of 2009, which was $56.1 million or 3% higher than in the first nine months of 2008. This increase principally resulted from: 1) higher net earned premium, 2) $25.0 million related to the commutation of a reinsurance contract in 2009 that had been accounted for using the deposit method of accounting, and 3) losses in 2008 on fixed income investments, alternative investments and trading securities, mainly due to the credit crisis.
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
The following section discusses our key operating results. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees. Comparisons refer to the first nine months of 2009 compared to the same period of 2008, unless otherwise noted. Certain 2008 amounts have been adjusted to reflect our adoption of the new convertible debt and earnings per share accounting standards as of January 1, 2009. See the “Accounting Guidance Adopted in 2009” section below for additional information.
Results of Operations
Net earnings were $269.1 million ($2.37 per diluted share) in the first nine months of 2009, compared to $230.5 million ($1.99 per diluted share) in the same period of 2008 and $94.3 million ($0.83 per diluted share) in the third quarter of 2009, compared to $58.4 million ($0.50 per diluted share) in the same period of 2008. The increase in year-to-date net earnings primarily resulted from: 1) the 2009 commutation of a reinsurance contract that had been accounted for using the deposit method of accounting, 2) catastrophic losses in 2008 from the 2008 hurricanes, and 3) higher investment-related losses in 2008, as described more fully below. Net earnings were higher quarter-over-quarter principally due to the lower investment-related losses in 2009 and hurricane losses in 2008. Diluted earnings per share in both periods of 2009 benefited from the repurchase of 4.7 million shares of our common stock in 2008 and the first quarter of 2009. The share repurchases reduced our diluted weighted-average shares outstanding, which were 112.9 million and 115.9 million in the first nine months of 2009 and 2008, respectively, and 112.9 million and 115.4 million in the third quarter of 2009 and 2008, respectively.
The following items affected pretax earnings in 2009 compared to 2008:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Pretax earnings (loss) from:
Commutation of reinsurance contract, net of related costs	$15,600	$—	$—	$—
Prior years’ positive reserve development	36,647	58,377	25,375	43,979
2008 hurricanes	—	(24,534)	—	(24,534)
Other-than-temporary impairments	(5,279)	(6,029)	(325)	(4,430)
Alternative investments	(958)	(16,735)	—	(14,321)
Trading securities	—	(11,698)	—	29
Sale of strategic investments and subsidiary, net	(1,767)	9,158	(1,767)	—
•	In 2009, we commuted, loss-free, all liability under a contract to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million in the first quarter. The termination increased other operating income by $20.5 million and fee and commission income by $5.0 million. This revenue was offset by $9.9 million of expenses for reinsurance and other direct costs, which were recorded in other operating expense.

•	In 2009, we had favorable development of our prior years’ net loss reserves of $36.6 million, primarily from our U.K. professional indemnity business and the 2005 hurricanes. We had favorable development of $58.4 million in 2008 principally related to our directors’ and officers’ liability, property and U.K. professional indemnity businesses.
•	In 2008, we incurred losses of $89.9 million before reinsurance and $24.5 million after reinsurance related to hurricanes Gustav and Ike (referred to herein as “the 2008 hurricanes”). The losses are included in loss and loss adjustment expense.
•	We recognized, through earnings, other-than-temporary impairment losses of $5.3 million in 2009 and $6.0 million in 2008 on securities in our available for sale fixed income securities portfolio.
•	Our alternative investments generated $1.0 million of losses in 2009, compared to $16.7 million in 2008. These investments were fully liquidated by the second quarter of 2009. The income or loss on these investments is included in net investment income.
•	Our trading portfolio, which we liquidated during 2008, had losses of $11.7 million in 2008. These losses are reported in other operating income.
•	We sold strategic investments in insurance-related companies and realized a gain of $2.4 million in 2009 and $9.2 million in 2008. We also sold 100% of the stock of a subsidiary and realized a loss of $4.2 million in 2009. These net gains and losses are reported in other operating income.
The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
		(as adjusted)		(as adjusted)
Net earned premium	85.5%	87.1%	86.4%	89.2%
Fee and commission income	5.0	5.8	5.3	6.7
Net investment income	8.0	7.6	8.0	6.3
Other operating income	1.7	0.6	0.2	0.8
Net realized investment and OTTI gain (loss)	(0.2)	(1.1)	0.1	(3.0)

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	51.1	53.3	50.5	57.3
Policy acquisition costs, net	15.2	16.4	15.4	17.0
Other operating expense	11.0	10.1	10.8	10.2
Interest expense	0.7	0.9	0.6	0.9

Earnings before income tax expense	22.0	19.3	22.7	14.6
Income tax expense	7.0	6.0	7.0	4.3

Net earnings	15.0%	13.3%	15.7%	10.3%

Gross written premium, net written premium and net earned premium are detailed below. Written premium reflects growth in our diversified financial products and London market account lines of business and from our 2008 acquisitions. Written premium also reflects reductions due to the discontinuance of an assumed quota share agreement and our U.K. motor business in 2008. See the “Insurance Company Segment” section below for further discussion of the relationship and changes in premium revenue.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Gross written premium	$1,904,086	$1,887,556	$620,382	$612,964
Net written premium	1,527,889	1,556,382	493,287	495,585
Net earned premium	1,524,425	1,505,128	520,059	504,972

The table below shows the source of our fee and commission income. Fee and commission income decreased 11% year-over-year and 16% quarter-over-quarter. The decrease in 2009 primarily related to lower third party agency and broker commissions, the sale of the operations of our commercial marine agency business in the second quarter of 2009, and lower income from reinsurance overrides and profit commissions on quota share treaties, partially offset by the $5.0 million termination payment for commutation of a reinsurance contract that had been accounted for using the deposit method of accounting in the first quarter of 2009.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Agencies	$61,721	$62,750	$17,688	$18,932
Insurance companies	26,392	36,808	13,999	18,863

Fee and commission income	$88,113	$99,558	$31,687	$37,795

The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Fixed income securities
Taxable	$78,894	$72,716	$26,795	$25,394
Exempt from U.S. income taxes	61,589	56,795	20,776	18,821

Total fixed income securities	140,483	129,511	47,571	44,215
Short-term investments	4,943	20,408	1,464	6,837
Alternative investments	(958)	(16,735)	—	(14,321)
Other investments	—	575	—	77

Total investment income	144,468	133,759	49,035	36,808
Investment expense	(2,728)	(2,927)	(924)	(846)

Net investment income	$141,740	$130,832	$48,111	$35,962

Net investment income increased 8% year-over-year and 34% quarter-over-quarter, primarily due to the effect of losses on alternative investments in 2008 and higher income from fixed income securities in 2009. This increase was partially offset by our earning significantly less income on short-term investments due to lower market interest rates in 2009. Our fixed income securities portfolio increased from $3.9 billion at September 30, 2008 to $4.9 billion at September 30, 2009. The growth in fixed income securities resulted primarily from cash flow from operations and liquidation of our alternative investments in late 2008 and early 2009. We reduced our exposure to alternative investments, which were primarily fund-of-fund hedge fund investments, by redeeming $52.6 million in the fourth quarter of 2008 and the remaining $44.3 million in 2009. We have collected substantially all of these redeemed funds through September 30, 2009.
Other operating income was $29.8 million in the first nine months of 2009, compared to $10.8 million in the first nine months of 2008 and $1.4 million in the third quarter of 2009, compared to $4.8 million in the third quarter of 2008. The 2009 income includes the $20.0 million termination payment to commute a reinsurance contract that had been accounted for using the deposit method of accounting. The 2009 year-to-date and third quarter income include a $2.4 million gain from the sale of a strategic investment and a $4.2 million loss from sale of a subsidiary during the third quarter of 2009. The 2008 nine-month period included a $9.2 million gain from the sale of a strategic investment and losses related to our trading security portfolio that was sold in 2008. Period to period comparisons in this category may vary substantially, depending on acquisition of new investments, income or loss related to changes in the market values of certain investments, and gains or losses related to dispositions. The following table details the components of our other operating income.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Contract using deposit accounting	$20,532	$774	$—	$472
Strategic investments	4,714	13,074	2,859	910
Trading securities	—	(11,698)	—	29
Financial instruments	3,469	2,275	(188)	(507)
Other	1,109	6,404	(1,266)	3,924

Other operating income	$29,824	$10,829	$1,405	$4,828

We recognized, as a reduction of earnings, $5.3 million and $6.0 million of other-than-temporary impairment losses in the first nine months of 2009 and 2008, respectively, and $0.3 million and $4.4 million in the third quarter of 2009 and 2008, respectively. Gains on the sale of fixed income securities substantially offset the impairment losses in the first nine months of 2009. In the third quarter of 2008, we sold $26.6 million of bonds and preferred stock of certain issuers with credit-related exposure, as a result of extreme credit market issues, and realized losses of $19.4 million.
Loss and loss adjustment expense decreased year-over-year and quarter-over-quarter due to the 2008 hurricane losses in 2008, partially offset by losses recorded on increased net earned premium in 2009. Policy acquisition costs decreased year-over-year and quarter-over-quarter, principally due to lower commission rates on certain lines of business and a change in the mix of business. See the “Insurance Company Segment” section below for further discussion of the changes in loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, increased 12% in the first nine months of 2009 and 13% in the third quarter of 2009, compared to the same 2008 periods. The 2009 increase included compensation and other operating expenses of businesses acquired in the fourth quarter of 2008 and the first quarter of 2009. We had 1,916 employees at September 30, 2009 compared to 1,783 a year earlier, with the increase primarily due to acquisitions. In addition, other operating expense for 2009 includes $9.9 million of expenses for costs directly related to the first quarter commutation of a reinsurance contract that had been accounted for using the deposit method of accounting.
Other operating expense includes $10.7 million and $9.2 million in the first nine months of 2009 and 2008, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. At September 30, 2009, there was approximately $24.1 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.6 years.
Our effective income tax rate was 31.5% for the nine-month period of 2009, compared to 30.9% for the nine-month period of 2008. The lower effective rate in 2008 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.
At September 30, 2009, book value per share was $26.54, up from $23.27 at December 31, 2008. Total assets were $9.0 billion and shareholders’ equity was $3.0 billion, compared to $8.3 billion and $2.6 billion, respectively, at December 31, 2008. We repurchased 1.7 million shares of our common stock in the first quarter of 2009, which increased book value per share by $0.07.
Segments
Insurance Company Segment
Net earnings of our insurance company segment increased $43.4 million, or 19%, and $40.5 million, or 71%, in the first nine months and third quarter of 2009 compared to the same periods in 2008. The increases resulted from: 1) additional earned premium, 2) the net impact of the commutation in 2009 of a reinsurance contract that had been accounted for using the deposit method of accounting and 3) higher investment income. Both the 2008 year-to-date and quarter-to-date periods were negatively impacted by losses on alternative investments and losses from the 2008 hurricanes. Our margins remain at an acceptable level of profitability in 2009 even though there is pricing competition in certain of our markets.
Premium
Gross written premium was 1% higher in 2009, due to the effects of growth in our diversified financial products and London market account lines of business and our recent acquisitions, offset by lower aviation writings in the first half of 2009 and the discontinuance of an assumed quota share contract and our U.K. motor business in 2008. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, decreased slightly to 80% in 2009 from 82% in 2008.

The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
	premium	premium	GWP	premium
Nine months ended September 30, 2009

Diversified financial products	$815,085	$661,129	81%	$668,640
Group life, accident and health	636,018	592,438	93	597,598
Aviation	133,913	95,655	71	98,514
London market account	161,475	93,241	58	75,587
Other specialty lines	157,593	85,449	54	84,109
Discontinued lines	2	(23)	nm	(23)

Totals	$1,904,086	$1,527,889	80%	$1,524,425

Nine months ended September 30, 2008

Diversified financial products	$744,920	$622,702	84%	$593,378
Group life, accident and health	629,214	595,112	95	582,193
Aviation	147,268	106,996	73	105,125
London market account	154,028	97,142	63	80,824
Other specialty lines	207,361	129,667	63	138,846
Discontinued lines	4,765	4,763	nm	4,762

Totals	$1,887,556	$1,556,382	82%	$1,505,128

Three months ended September 30, 2009

Diversified financial products	$274,023	$220,267	80%	$234,725
Group life, accident and health	210,689	197,767	94	199,427
Aviation	50,162	34,779	69	33,053
London market account	27,254	12,700	47	26,208
Other specialty lines	58,242	27,787	48	26,659
Discontinued lines	12	(13)	nm	(13)

Totals	$620,382	$493,287	80%	$520,059

Three months ended September 30, 2008

Diversified financial products	$261,614	$215,556	82%	$203,295
Group life, accident and health	210,930	195,283	93	194,393
Aviation	50,639	37,116	73	35,413
London market account	31,230	17,046	55	27,429
Other specialty lines	58,425	30,506	52	44,420
Discontinued lines	126	78	nm	22

Totals	$612,964	$495,585	81%	$504,972

nm — Not meaningful

The changes in year-to-date premium volume and retention levels between periods resulted principally from the following factors:

• Diversified financial products — Gross and net written premium increased because we wrote more domestic directors’ and officers’ liability business at higher prices in 2009 and generated additional premium from residual value insurance and new lines of business. Premium volume in our other major products in this group was stable, although pricing for certain of these products is down slightly. Earned premium increased in 2009 primarily due to the higher volume of directors’ and officers’ liability business written in both 2009 and the last half of 2008. Our retention rate was lower in 2009 because we are reinsuring more directors’ and officers’ liability business.

•	Group life, accident and health — The year-to-date increase in gross written premium was due to writing more sports disability business, which is substantially reinsured. New premium in 2009 from a medical stop-loss company acquired in late 2008 was partially offset by lower premium in our organic lines of business. The increase in net earned premium was due to our acquisition of HCC Medical Insurance Services in the first quarter of 2008.

•	Aviation — We wrote less aviation premium in the first half of 2009 compared to the same period of 2008, due to continuing competition on U.S. business and lack of growth in the aviation industry. Our writings were stable quarter-over-quarter due to an improved international market in 2009. Pricing on this line remains competitive, although we have seen price increases on the international portion of this business.

•	London market account — Gross written premium increased year-over-year due to an increase in our energy business, which was concentrated in the second quarter of 2009. Net written premium was reduced due to increased spending on reinsurance. Net earned premium was lower in 2009 due to the reduction in net written premium. Written premium was lower quarter-over-quarter due to competitive pricing and reduced demand from insureds.

•	Other specialty lines — Premium decreased year-over-year due to expiration of an assumed quota share contract in the second quarter of 2008 and discontinuance of our U.K. motor business in mid-2008 that was written through one of our Lloyd’s syndicates. The decrease in gross written, net written and net earned premium year-over-year was $49.1 million, $47.5 million and $57.1 million, respectively, and quarter-over-quarter was $3.0 million, $2.8 million and $19.3 million, respectively. Our premium from public risk increased in 2009 due to recent acquisitions in this line of business. The decrease in the retention rate was due to the change in mix of business in this line.
Losses and Loss Adjustment Expenses
Our gross loss ratio was 59.7% and 68.3% in the first nine months of 2009 and 2008, respectively, and 55.6% and 75.5% in the third quarter of 2009 and 2008, respectively. The higher gross loss ratios in 2008 primarily related to losses in our London market account from the 2008 hurricanes and our discontinued lines, both of which were substantially reinsured.
The table below shows the composition of net incurred loss and loss adjustment expense.

	Nine months ended September 30,				Three months ended September 30,
	2009		2008		2009		2008
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
2008 hurricanes	$—	—%	$24,534	1.7%	$—	—%	$24,534	4.9%
Net reserve redundancies	(36,647)	(2.4)	(58,377)	(3.9)	(25,375)	(4.9)	(43,979)	(8.7)
All other net incurred loss and loss adjustment expense	948,591	62.2	954,276	63.4	329,183	63.3	343,951	68.1

Net incurred loss and loss adjustment expense	$911,944	59.8%	$920,433	61.2%	$303,808	58.4%	$324,506	64.3%

During the third quarter of 2008, we recorded gross and net losses of $89.9 million and $24.5 million, respectively, for the 2008 hurricanes. Our net redundant development relating to prior year losses included in net incurred loss and loss adjustment expense was $36.6 million in the first nine months of 2009, compared to $58.4 million in the first nine months of 2008 and $25.4 million in the third quarter of 2009, compared to $44.0 million in the third quarter of 2008. The redundant development in 2009 primarily resulted from our review and reduction of loss reserves for the 2005 hurricanes and our U.K. professional indemnity business for the 2004-2006 underwriting years. As part of our quarterly reserve review in the third quarter of 2009, we re-estimated our net exposure in our diversified financial products line of business (principally related to our directors’ and officers’ liability product), which resulted in redundant reserve development in the 2004-2006 underwriting years that was substantially offset by an increase in the reserves for the 2007 underwriting year. The redundant development in 2008 primarily resulted from reserve reductions in our U.K. professional indemnity business for the 2004 and 2005 underwriting years, in our diversified financial products line (primarily related to our directors’ and officers’ liability product) in the 2005 and prior underwriting years, and in our London market account for 2005 and prior accident years. In the third quarter of 2008, we increased certain ultimate loss ratios in the 2008 accident year due to the uncertainty in the financial markets, which caused us to book $35.0 million of additional reserves. Deficiencies and redundancies in reserves occur in the normal course of business as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime and credit related issues. We provide coverage for certain financial institutions, which have potential exposure to shareholders’ lawsuits. At September 30, 2009, we had 17 “Side A only” and 73 “non-Side A only” directors’ and officers’ liability, errors and omissions liability and fiduciary liability claims related to subprime issues, compared to 15 and 57, respectively, at December 31, 2008. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for these lines of business.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of September 30, 2009.
The following table provides comparative net loss ratios by line of business.

	Nine months ended September 30,				Three months ended September 30,
	2009		2008		2009		2008
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products	$668,640	49.8%	$593,378	46.2%	$234,725	47.6%	$203,295	47.1%
Group life, accident and health	597,598	73.3	582,193	73.7	199,427	72.3	194,393	72.6
Aviation	98,514	60.3	105,125	64.7	33,053	66.7	35,413	69.6
London market account	75,587	30.3	80,824	54.4	26,208	37.0	27,429	91.1
Other specialty lines	84,109	69.2	138,846	73.7	26,659	58.8	44,420	86.5
Discontinued lines	(23)	nm	4,762	nm	(13)	nm	22	nm

Totals	$1,524,425	59.8%	$1,505,128	61.2%	$520,059	58.4%	$504,972	64.3%

Expense ratio		24.8		24.1		24.3		23.7

Combined ratio		84.6%		85.3%		82.7%		88.0%

nm – Not meaningful comparison

The changes in net loss ratios between periods resulted principally from the following factors:

•	Diversified financial products — The 2009 accident year losses for our surety businesses were higher than the 2008 accident year losses. The net loss ratios reflect redundant net reserve development of $21.8 million and $43.0 million in the nine months of 2009 and 2008, respectively. The redundancy in 2009 primarily related to our U.K. professional indemnity business.

•	Group life, accident and health — While remaining relatively flat compared to 2008, the 2009 net loss ratios reflect lower losses on our medical stop-loss business, offset by adverse development and higher losses on short-term medical and other coverages.

•	Aviation — The 2008 hurricanes increased the year-to-date 2008 loss ratio by 1.3 percentage points and the third quarter 2008 loss ratio by 4.0 percentage points. Redundant development in 2009 was higher than in 2008, but was offset by higher accident year losses in 2009.

•	London market account — The 2009 net loss ratios included redundant reserve development, primarily on the 2005 hurricanes, which reduced the year-to-date 2009 loss ratio by 14.2 percentage points. The 2008 hurricanes increased the 2008 year-to-date loss ratio by 21.4 percentage points and the third quarter 2008 loss ratio by 62.8 percentage points, partially offset by redundant reserve development, which decreased the 2008 year-to-date loss ratio by 18.1 percentage points.

•	Other specialty lines — We incurred losses on our film completion and film production businesses in the first quarter of 2009. The 2008 hurricanes increased the 2008 year-to-date and third quarter ratios by 4.2 percentage points and 13.3 percentage points, respectively.
The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,416,271	$2,342,800	$2,563,196	$2,476,251
Net reserve additions from acquired businesses	36,522	29,053	1,600	—
Foreign currency adjustment	29,109	(27,715)	(247)	(43,599)
Incurred loss and loss adjustment expense	911,944	920,433	303,808	324,506
Loss and loss adjustment expense payments	(838,494)	(772,795)	(313,005)	(265,382)

Net reserves for loss and loss adjustment expense payable at end of period	$2,555,352	$2,491,776	$2,555,352	$2,491,776

Net paid loss ratio	55.0%	51.3%	60.2%	52.6%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in the first nine months of 2009, primarily due to paying claims in our diversified financial products line of business and completing a commutation in the third quarter of 2009. We commuted certain loss reserves related to excess workers’ compensation business that is in runoff for $43.9 million. This commutation had no material effect on net earnings but increased our net paid loss ratio by 2.9 and 8.5 percentage points in the nine months and three months ended September 30, 2009, respectively.
Policy Acquisition Costs
Policy acquisition costs (which are reported net of the related portion of commissions on reinsurance ceded) as a percentage of net earned premium decreased to 17.8% in the first nine months of 2009 from 18.9% in the first nine months of 2008, principally due to lower commission rates on certain lines of business and a change in the mix of business. The GAAP expense ratio of 24.8% in the first nine months of 2009 exceeded the ratio of 24.1% in the first nine months of 2008, as the lower policy acquisition costs were offset by the negative effect of lower income from reinsurance overrides and profit commissions on quota share treaties.
Agency Segment
Revenue from our agency segment increased to $138.4 million in the first nine months of 2009 from $133.3 million in the first nine months of 2008. The increase primarily was due to underwriting agencies acquired in 2008 and $5.0 million of fee and commission income related to the 2009 commutation of a reinsurance contract that had been accounted for using the deposit method of accounting, partially offset by lower revenue due to the 2009 sale of our commercial marine agency business. Segment net earnings for the nine month period decreased to $15.2 million in 2009 from $16.0 million in 2008. Operating expenses, including those resulting from the commutation of the reinsurance contract, were higher in 2009, resulting in a decrease in the margin. In 2009, we sold the operations of our commercial marine agency business and our reinsurance broker, which together contributed 14% and 31% of our agency segment revenue and net earnings, respectively, in the nine months ended September 30, 2009.
Other Operations Segment
Revenue and net earnings from our other operations segment were $5.5 million and $1.8 million, respectively, in the first nine months of 2009 compared to $6.6 million and $2.0 million, respectively, in the first nine months of 2008. The 2009 periods included a net $1.8 million loss related to the sale of a strategic investment and sale of a subsidiary. The first nine months of 2008 included losses on trading securities, which we liquidated in late 2008. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.

Liquidity and Capital Resources
During 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, received substantial capital infusions and loans from the U.S. and various other governments, or were merged into other companies. The market disruptions have resulted in a tightening of available sources of credit, increases in the cost of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $616.8 million of cash and liquid short-term investments at September 30, 2009 compared to $524.8 million at December 31, 2008. We generated an annual average $588.2 million in cash from our operating activities, excluding cash from commutations, in the three-year period ended December 31, 2008. During the first nine months of 2009, we generated $417.5 million of cash from operating activities.

•	Our available for sale bond portfolio had a fair value of $4.8 billion at September 30, 2009, compared to $4.1 billion at December 31, 2008, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell some of these securities to generate cash if the need arises; however, should we sell certain securities in the portfolio before their maturity to generate cash, given the current credit market volatility, it is possible we might not recoup the full reported fair value of the securities sold.

•	Our insurance companies have sufficient resources to pay potential claims in 2009, before consideration of expected cash flow from the insurance companies’ 2009 operations. As of December 31, 2008, we projected they will pay approximately $1.2 billion of claims and collect approximately $369.0 million of reinsurance in 2009. At December 31, 2008, our insurance companies had approximately $1.0 billion of cash, short-term investments, maturing bonds, and principal payments from mortgage-backed and asset-backed securities available in 2009 to pay these claims. There has been no significant change in our expectations of their ability to pay claims as of September 30, 2009.

•	We have a committed line of credit, led by Wells Fargo, through a syndicate group of large domestic banks and one large foreign bank. Our Revolving Loan Facility provides borrowing capacity to $575.0 million through December 2011. At October 31, 2009, we had $240.0 million of unused capacity, which we can draw against at any time at our request. We believe that the banks will be able and willing to perform on their commitments to us. The facility agreement contains two restrictive financial covenants, with which we were in compliance at September 30, 2009.

•	During 2009, there have been no significant changes in either our Standby Letter of Credit Facility or our Subsidiary Lines of Credit, both of which are more fully described in our Annual Report on Form 10-K for the year ended December 31, 2008.

•	We may redeem all $124.7 million of our 1.30% Convertible Notes at any time. The notes are subject to conversion by the note holders should our stock price exceed a set market price or if we announce a redemption of the notes. Our available capacity on the Revolving Loan Facility is sufficient to cover the $124.7 million of notes outstanding at September 30, 2009 that would be due if we redeem the notes or if they are converted. Holders may next require us to repurchase the notes on April 1, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $199.2 million in dividends in 2009 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2009 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	Our debt to total capital ratio was 13.0% at September 30, 2009 and 11.5% at December 31, 2008. We have a “Universal Shelf” registration statement, which was filed and became effective in March 2009 and expires in March 2012. The shelf registration statement provides for the issuance of an aggregate of $1.0 billion of securities. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.

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
Cash provided by operating activities was $417.5 million and $401.2 million in the first nine months of 2009 and 2008, respectively. The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2009	2008
		(as adjusted)
Net earnings	$269,076	$230,521
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(2,736)	(86,774)
Change in unearned premium, net	14,348	47,283
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	66,372	158,331
Change in trading securities	—	49,091
(Gain) loss on investments	(3,152)	26,367
Other, net	73,638	(23,644)

Cash provided by operating activities	$417,546	$401,175

In the third quarter of 2009, we commuted certain loss reserves for $43.9 million of cash, which reduced our cash provided by operating activities. Increased net loss payments, including the commutation, were partially offset in 2009 by the $25.0 million we received to commute a reinsurance contract that had been accounted for using the deposit method of accounting. During 2008, we had positive cash flow from the liquidation of our remaining trading portfolio.
In the third quarter of 2009, we received $17.5 million of cash from the sale of a strategic investment, which we reinvested in fixed income securities. In October 2009, we received common stock for the sale of a subsidiary and designated the stock as a trading security. We immediately liquidated the stock for $43.3 million, which will increase our cash provided by operating activities in the fourth quarter.
We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. Our combined cash and investment portfolio increased $667.0 million during 2009 to a total of $5.5 billion at September 30, 2009.

Investments
At September 30, 2009, we had $5.5 billion of investment assets, an increase of $647.9 million from December 31, 2008. This table summarizes our investments by type, substantially all of which are reported at fair value, at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Short-term investments	$559,907	10%	$497,477	10%
U.S. government and government agency securities	477,978	9	227,607	5
Fixed income securities of states, municipalities and political subdivisions	1,080,114	20	1,091,903	23
Special purpose revenue bonds of states, municipalities and political subdivisions	1,133,650	21	899,632	19
Corporate fixed income securities	566,624	10	511,638	11
Residential mortgage-backed securities	970,240	18	823,078	17
Commercial mortgage-backed securities	153,181	3	151,836	3
Asset-backed securities	26,881	1	65,952	1
Foreign government securities	343,295	6	333,365	7
Foreign non-government securities	135,666	2	151,707	3
Other investments	4,691	—	50,088	1

Total investments	$5,452,227	100%	$4,804,283	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA at September 30, 2009. Our portfolio of special purpose revenue bonds at September 30, 2009 and December 31, 2008 included $139.3 million and $150.9 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security, such as water, sewer and utility fees; highway tolls; airport usage fees; property, sales and fuel taxes; college tuition and services fees; and lease income.
The table below summarizes our special purpose revenue bonds by revenue source:

	September 30,	December 31,
	2009	2009
Water and sewer	28%	26%
Transportation	13	14
Education	13	11
Pre-refunded	12	17
Special tax	12	13
Leasing	8	9
Other	14	10

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically on an ongoing basis thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at September 30, 2009. Although recent economic conditions in the United States may reduce the source of revenue for certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.
At September 30, 2009, we held a corporate bond portfolio with a fair value of $566.6 million, an overall rating of A, and a weighted-average life of approximately 3.0 years. We also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $970.2 million. Within our residential MBS/CMO portfolio, $911.0 million of securities were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government.

Within our residential mortgage-backed and asset-backed securities, we held $55.7 million, $4.8 million and $1.6 million of bonds that are collateralized by prime, Alt A and subprime mortgages, respectively. All of these securities were current as to principal and interest. The average rating and approximate weighted-average life of these securities at September 30, 2009 were as follows:

	Average rating	Weighted-average life
Prime	BBB	1.7 years
Alt A	BBB+	3.5 years
Subprime	A+	5.8 years
At September 30, 2009, we held a commercial MBS securities portfolio with a fair value of $153.2 million, an average rating of AAA, an average loan-to-value ratio of 67%, and a weighted-average life of approximately 4.7 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.
This table shows a profile of our fixed income securities and short-term investments portfolio, including the average amount of investments, income earned and the related yield.

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Average investments, at cost	$5,015,803	$4,599,463	$5,194,608	$4,706,770
Net investment income *	141,740	130,832	48,111	35,962
Average short-term yield *	1.1%	3.5%	1.0%	4.3%
Average long-term yield *	4.1%	4.5%	4.2%	4.4%
Average long-term tax equivalent yield *	4.9%	5.2%	5.0%	5.2%
Weighted-average combined tax equivalent yield *	4.6%	5.0%	4.4%	5.1%
Weighted-average maturity of fixed income securities	6.5 years	6.9 years
Weighted-average duration of fixed income securities	4.7 years	5.1 years
Weighted-average combined duration	4.3 years	4.4 years
Average rating	AA+	AA+

*	Excluding realized and unrealized gains and losses.
This table summarizes, by rating, our investments in fixed income securities at September 30, 2009.

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,387,538	50%	$103,286	100%
AA	1,592,913	33	—	—
A	636,344	13	—	—
BBB	123,673	3	—	—
BB and below	43,875	1	—	—

Total fixed income securities	$4,784,343	100%	$103,286	100%

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We adopted a new accounting standard, which specifies new criteria for identification and recognition of other-than-temporary impairment losses, as of April 1, 2009. This standard requires us to determine, for each impaired fixed income security, that (a) we do not intend to sell the security and (b) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert either of these, the impairment is recorded as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the impairment loss is separated into (a) the credit loss and (b) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of an other-than-temporary loss recorded through earnings.

To adopt the new accounting standard, we reviewed all securities with a previous other-than-temporary impairment loss that we still held at April 1, 2009. For each, we determined the credit and non-credit component as of the adoption date. We calculated the net present value of each security by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the security prior to impairment. For our mortgage-backed securities, the estimated cash flows included prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of the loss from retained earnings to accumulated other comprehensive income as of the adoption date.
We review our impaired securities and assess whether any impairments are other-than-temporary at each quarter end, based on all relevant facts and circumstances for each impaired security. During 2009 and 2008, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our review in the third quarter of 2009 covered 79% of the total gross unrealized losses in the portfolio.
The determination that a security has incurred an other-than-temporary decline in value and the amount of any current loss recognition requires management judgment and a continual review of market conditions and our investment portfolio. In the second quarter of 2009, we changed our criteria for determining if an impaired security has an other-than-temporary impairment to comply with the new accounting standard. Our evaluation now considers various factors including:
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
The new accounting standard also changed the earnings recognition criteria for other-than-temporary impairment losses. Prior to our adoption of this standard, when we concluded that a decline in a security’s fair value was other-than-temporary, we recognized the impairment as a realized investment loss in our consolidated statements of earnings. Beginning in the second quarter of 2009, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss.
We identified and recognized pretax other-than-temporary impairment losses as follows:

	Nine months ended September 30,		Three months ended September 30,
	2009	2008	2009	2008
Total other-than-temporary impairment loss	$(6,089)	$(6,029)	$(380)	$(4,430)
Portion recognized in other comprehensive income	810	—	55	—

Net other-than-temporary impairment loss recognized in earnings	$(5,279)	$(6,029)	$(325)	$(4,430)

At September 30, 2009, we had $4.8 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income.

The roll forward of the credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, beginning at the date of adoption of the new accounting standard, was as follows:

	Six months ended	Three months ended
	September 30, 2009	September 30, 2009
Balance beginning of period	$—	$3,373
Credit losses in retained earnings related to adoption of new accounting standard	2,723	—
Credit losses recognized in earnings:
Securities previously impaired	550	200
Securities not previously impaired	425	125

Balance at September 30, 2009	$3,698	$3,698

At September 30, 2009, the net unrealized gain on our available for sale fixed income securities portfolio was $208.5 million, compared to $72.7 million at June 30, 2009 and $14.6 million at December 31, 2008. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. The net unrealized gain on our fixed income securities portfolio at October 31, 2009 was approximately $161.0 million.
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
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our condensed consolidated balance sheet at September 30, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of September 30, 2009 or December 31, 2008. In 2008 and 2009, the FASB issued new accounting guidance related to determining the fair value of securities in inactive markets. We did not apply the criteria of this guidance as of September 30, 2009 and December 31, 2008, since no markets for our investments were judged to be inactive as of those balance sheet dates.

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
We excluded from our fair value disclosures our $103.3 million held to maturity investment portfolio and two investments valued at $4.1 million at September 30, 2009, which are measured at amortized cost and at cost, respectively. Our held to maturity portfolio had a fair value of $104.1 million at September 30, 2009.
The following table presents our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
September 30, 2009

Fixed income securities	$253,874	$4,521,894	$8,575	$4,784,343
Other investments	14	—	—	14
Other assets	—	—	19,569	19,569

Total assets measured at fair value	$253,888	$4,521,894	$28,144	$4,803,926

Accounts payable and accrued liabilities	$—	$(3,778)	$—	$(3,778)

Total liabilities measured at fair value	$—	$(3,778)	$—	$(3,778)

December 31, 2008

Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

The following table presents the changes in fair value of our Level 3 category during the first nine months and the third quarter of 2009.

	Fixed
	income	Other
	securities	assets	Total
Balance at December 31, 2008	$6,515	$16,100	$22,615
Net redemptions	(1,590)	—	(1,590)
Gains and (losses) – unrealized	1,018	3,469	4,487
Gains and (losses) – realized	30	—	30
Transfers into Level 3	6,263		6,263
Transfers out of Level 3	(3,661)	—	(3,661)

Balance at September 30, 2009	$8,575	$19,569	$28,144

Balance at June 30, 2009	$5,982	$19,757	$25,739
Net redemptions	(327)	—	(327)
Gains and (losses) – unrealized	487	(188)	299
Transfers into Level 3	4,348		4,348
Transfers out of Level 3	(1,915)	—	(1,915)

Balance at September 30, 2009	$8,575	$19,569	$28,144

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. Transfers of investments into Level 3 occurred due to our inability to obtain a fair value using inputs based on observable market data. Transfers of investments out of Level 3 occurred because we were able to determine their fair value using inputs based on observable market data.
Notes Payable
Notes payable at September 30, 2009 and December 31, 2008 are shown in the table below. The estimated fair value of our Convertible Notes ($156.8 million at September 30, 2009 and $149.8 million at December 31, 2008) is based on quoted market prices. The estimated fair value of our Revolving Loan Facility is based on current borrowing rates offered to us and approximates the carrying value at both balance sheet dates.

	September 30,	December 31,
	2009	2008
1.30% Convertible Notes	$124,682	$123,649
$575.0 million Revolving Loan Facility	320,000	220,000

Total notes payable	$444,682	$343,649

Our 1.30% Convertible Notes are due in 2023. We pay interest semi-annually on April 1 and October 1. Each one thousand dollar principal amount of notes is convertible into 44.1501 shares of our common stock, which represents an initial conversion price of $22.65 per share. The initial conversion price is subject to standard anti-dilution provisions designed to maintain the value of the conversion option in the event we take certain actions with respect to our common stock, such as stock splits, reverse stock splits, stock dividends and extraordinary dividends, that affect all of the holders of our common stock equally and that could have a dilutive effect on the value of the conversion rights of the holders of the notes or that confer a benefit upon our current shareholders not otherwise available to the 1.30% Convertible Notes. Holders may surrender notes for conversion if, as of the last day of the preceding calendar quarter, the closing sale price of our common stock for at least 20 consecutive trading days during the period of 30 consecutive trading days ending on the last trading day of that quarter is more than 130% ($29.45 per share) of the conversion price per share of our common stock. This condition was not met at September 30, 2009. While the notes are not convertible during the fourth quarter of 2009, the convertible value of the notes, if converted, at September 30, 2009 was $150.6 million, which exceeds the principal amount by $25.9 million. We must settle any conversions by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We can redeem the notes at any time. If we announce our intent to redeem the notes, the notes will become immediately convertible, and the holders may surrender them for conversion, payable on the same terms as described above, at any time until two business days prior to the redemption date. Holders may require us to repurchase the notes on April 1, 2014 or 2019. The repurchase price to settle any such put by the holders will equal the principal amount of the notes plus accrued and unpaid interest and will be paid in cash.
Accounting Guidance Adopted in 2009
Codification
Effective July 1, 2009, the Accounting Standards Codification (ASC or the Codification) issued by the Financial Accounting Standards Board (FASB) became the single authoritative source of U.S. GAAP. Rules and interpretive releases issued by the Securities and Exchange Commission (SEC) are the only other source of U.S. GAAP for SEC registrants. Although the Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. Our accounting policies were not affected by our adoption and usage of the Codification.
Convertible Debt
A new accounting standard, originally issued as FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), became effective January 1, 2009, required retrospective application to prior financial statements and did not permit early adoption. This change to ASC Topic 470, Debt, clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt, and requires issuers to bifurcate and separately account for the liability and equity components. In our condensed consolidated financial statements, we bifurcated the debt and equity components of our 1.30% Convertible Notes and 2.00% Convertible Notes and retrospectively adjusted our consolidated financial statements for all periods prior to 2009. The effective interest rate on our 1.30% and 2.00% Convertible Notes increased to 4.80% and

3.86%, respectively, which resulted in the recognition of a $22.6 million and $8.3 million discount, respectively, with the offsetting after-tax impact recorded in additional paid-in capital. The following line items in our 2008 condensed consolidated financial statements were affected by this change in accounting principle:

	Nine months ended September 30, 2008			Three months ended September 30, 2008
	As originally			As originally
	reported	As adjusted	Change	reported	As adjusted	Change
Interest expense	$11,517	$14,547	$3,030	$3,750	$4,768	$1,018
Earnings before income tax expense	336,492	333,462	(3,030)	83,779	82,761	(1,018)
Income tax expense	104,001	102,941	(1,060)	24,726	24,370	(356)
Net earnings	232,491	230,521	(1,970)	59,053	58,391	(662)
Diluted earnings per share	$2.01	$1.99	$(0.02)	$0.51	$0.50	$(0.01)

				December 31, 2008
				As originally
				reported	As adjusted	Change
Other assets (debt issuance costs and deferred tax asset)				$153,964	$153,581	$(383)
Notes payable				344,714	343,649	(1,065)
Additional paid-in capital				861,867	881,534	19,667
Retained earnings				1,696,816	1,677,831	(18,985)
Total shareholders’ equity				2,639,341	2,640,023	682
The reduction in retained earnings and the increase in additional paid-in capital resulted from amortization of the implied discount as interest expense through the first contractual put date of the 2.00% Convertible Notes at September 1, 2007 and the 1.30% Convertible Notes at April 1, 2009. The 2.00% Convertible Notes were submitted for conversion during September and October 2007. The implied discount on the 1.30% Convertible Notes was fully amortized in the first quarter of 2009. At September 30, 2009, there was no remaining equity component and the liability component was $124.7 million. At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 2.47% for the nine months ended September 30, 2009 and 4.80% for the nine months ended September 30, 2008. The contractual interest expense was $1.2 million in the first nine months of 2009 and 2008. Interest expense resulting from amortization of the implied discount was $1.1 million and $3.0 million in the nine months ended September 30, 2009 and 2008, respectively. Our adoption of this guidance did not impact our past or current consolidated cash flows.
Fair Value Measurements
A new accounting standard, originally issued as FSP FAS 157-2, Effective Date of FASB Statement No. 157, became effective January 1, 2009. This guidance requires prospective application of ASC Topic 820, Fair Value Measurement and Disclosure, to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, such as goodwill. Our adoption of this revised guidance had no impact on our condensed consolidated financial statements.
New accounting standards, originally issued as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, became effective prospectively on April 1, 2009. These changes to ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 320, Investments – Debt and Equity Securities, modify the accounting guidance for determining fair value of financial instruments under distressed market conditions, revise the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expand the related disclosures. Our adoption of this guidance did not have a material effect on our 2009 condensed consolidated financial statements. See the “Investments” section above for additional discussion of these changes.
Earnings per Share
A new accounting standard, originally issued as FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities, became effective January 1, 2009 and required retrospective application to prior periods. This change to ASC Topic 260, Earnings Per Share, clarifies whether instruments granted in share-based payments, such as restricted stock, are participating securities prior to vesting and, therefore, must be included in the earnings allocation in calculating earnings per share under the two-class method described in ASC Topic 260-10-45-59A, Participating Securities and the Two-Class Method. As revised, ASC Topic 260 requires that unvested share-based payments that contain non-forfeitable rights to dividends or dividend-equivalents are treated as participating securities. Our adoption of this guidance had no material impact on our consolidated earnings per share in any prior period due to immateriality of our restricted stock awards that have such terms.
Subsequent Events
A new accounting standard, originally issued as SFAS No. 165, Subsequent Events, provides guidance to account for and disclose events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted this change to ASC Topic 855, Subsequent Events, as of June 30, 2009 and included the required disclosures in our condensed consolidated financial statements.
Business Combinations
A new accounting standard, originally issued as SFAS No. 141 (revised 2007), Business Combinations, became effective January 1, 2009. This change to ASC Topic 805, Business Combinations, modifies certain accounting treatment for business combinations and impacts presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. Since January 1, 2009, we have recorded all new acquisitions in accordance with this guidance.
Consolidation
A new accounting standard, originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, became effective January 1, 2009. This change to ASC Topic 810, Consolidation, modifies the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. Our adoption of this guidance had no impact on our condensed consolidated financial statements.
Derivatives
A new accounting standard, originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, became effective January 1, 2009. This change to ASC Topic 815, Derivatives and Hedging, expands the required disclosures about a company’s derivative and hedging activities. Our adoption had no impact on our condensed consolidated financial statements.
Recent Accounting Guidance
A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was issued in June 2009. The guidance, which will be incorporated into ASC Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. We will adopt the guidance effective January 1, 2010. We do not expect our adoption to have a material impact on our consolidated financial statements.
Critical Accounting Policies
We have made no changes in our methods of application of our critical accounting policies from the information provided in our Annual Report on Form 10-K for the year ended December 31, 2008, except as described above in the sections “Investments” and “Accounting Guidance Adopted in 2009” as they relate to other-than-temporary impairments on investments, and the section “Accounting Guidance Adopted in 2009” and the following paragraphs as they relate to the valuation of goodwill.
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
An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2009 goodwill impairment test as of June 30, 2009, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of September 30, 2009.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2009.
(b) Changes in Internal Control over Financial Reporting
During the third quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6. Exhibits
a. Exhibits

A3.1	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.

B3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc., as amended.

C10.1	First Amendment to Employment Agreement of Craig J. Kelbel effective as of September 1, 2009.

12	Statement of Ratio of Earnings to Fixed Charges.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report.

A	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

B	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed April 3, 2008.

C	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K filed August 28, 2009.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)

November 5, 2009 (Date)	/s/ John N. Molbeck, Jr. John N. Molbeck, Jr., President and Chief Executive Officer

November 5, 2009 (Date)	/s/ Pamela J. Penny Pamela J. Penny, Executive Vice President and Chief Accounting Officer