Form 10-K
period 2009-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2010-03-01
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “ accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $2.7 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 19, 2010 was 114.6 million.

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

Many risks and uncertainties may impact the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of the credit market downturn and subprime market exposures,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidation,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	potential changes to the country’s health care delivery system,

•	the effect, if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.

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

We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and agency services to commercial customers and individuals. We concentrate our activities in selected, narrowly defined, specialty lines of business. We operate primarily in the United States, the United Kingdom, Spain and Ireland. Some of our operations have a broader international scope. We underwrite on both a direct basis, where we insure a risk in exchange for a premium, and on a reinsurance (assumed) basis, where we insure all or a portion of another, or ceding, insurance company’s risk in exchange for all or a portion of the ceding insurance company’s premium for the risk. We market our products both directly to customers and through a network of independent and affiliated brokers, producers, agents and third party administrators.

Since our founding, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the period 2005 through 2009, we had an average statutory combined ratio of 86.5% versus the less favorable 98.7% (source: A.M. Best Company, Inc.) recorded by the U.S. property and casualty insurance industry overall. During the period 2005 through 2009, our gross written premium increased from $2.0 billion to $2.6 billion, an increase of 26%, while net written premium increased 36% from $1.5 billion to $2.0 billion. During this period, our revenue increased from $1.6 billion to $2.4 billion, an increase of 45%. During the period December 31, 2005 through December 31, 2009, our shareholders’ equity increased 78% from $1.7 billion to $3.0 billion and our assets increased 26% from $7.0 billion to $8.8 billion.

Our insurance companies and Lloyd’s of London syndicates are risk-bearing and focus their underwriting activities on providing insurance and/or reinsurance in the following lines of business:

•	Diversified financial products

•	Group life, accident and health

•	Aviation

•	London market account

•	Other specialty lines

Our insurance companies have strong financial strength ratings. Standard & Poor’s Corporation, Fitch Ratings, Moody’s Investors Service, Inc. and A.M. Best Company, Inc. are internationally recognized independent rating agencies. These financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors. Our financial strength ratings as of December 31, 2009 were as follows:

	Standard	Fitch
Companies	& Poor’s	Ratings	Moody’s	A.M. Best

Domestic insurance companies
American Contractors Indemnity Company	AA	AA	—	A
Avemco Insurance Company	AA	AA	—	A	+
HCC Life Insurance Company	AA	AA	A1	A	+
HCC Specialty Insurance Company	AA	AA	—	A	+
Houston Casualty Company	AA	AA	A1	A	+
Perico Life Insurance Company	—	AA	—	A
U.S. Specialty Insurance Company	AA	AA	A1	A	+
United States Surety Company	AA	AA	—	A
International insurance companies
HCC International Insurance Company	AA	—	—	—
HCC Europe	AA	—	—	—
HCC Reinsurance Company	AA	—	—	—

Standard & Poor’s “AA (Very Strong)” rating is the 3rd highest of their 23 ratings. Fitch Ratings “AA (Very Strong)” is the 3rd highest of their 21 ratings. Moody’s “A1 (Good Security)” is the 5th highest of their 21 ratings. A.M. Best’s “A+ (Superior)” is the 2nd highest and “A (Excellent)” is the 3rd highest of their 16 ratings.

Lloyd’s of London, the insurance market through which our two Lloyd’s syndicates operate, is composed of numerous managing agents that run independent underwriting syndicates. Participants in each syndicate provide a specified amount of capital to support the syndicate’s business. If needed, any shortfall in a syndicate’s capital is supported by Lloyd’s Central Fund. Lloyd’s of London is rated “A+” by Fitch Ratings and Standard & Poor’s and “A” by A.M. Best.

Our underwriting agencies underwrite on behalf of our insurance companies and, in certain situations, for other unaffiliated insurance companies. They receive fees for these services and do not bear any of the insurance risk of the companies for which they underwrite. Our underwriting agencies generate the majority of their revenue based on fee income. The agencies specialize in the following types of business: contingency (including contest indemnification, event cancellation and weather coverages); directors’ and officers’ liability; individual disability (for athletes and other high profile individuals); kidnap and ransom; employment practices liability; errors and omissions liability (known as professional indemnity outside the United States); public entity; various financial products; short-term medical; fidelity, difference in conditions (earthquake) and other specialty business. Our principal underwriting agencies are G.B. Kenrick & Associates, HCC Global Financial Products, HCC Indemnity Guaranty Agency, HCC Specialty Underwriters, HCC Medical Insurance Services, LLC, Professional Indemnity Agency, RA&MCO Insurance Services and HCC Underwriting Agency, Ltd. (UK).

Our Strategy

Our business philosophy is to maximize underwriting profits while limiting risk in order to preserve shareholders’ equity and maximize earnings. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve an underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to achieve our strategic objectives. We market our insurance products both directly to customers and through affiliated and independent brokers, agents, producers and third party administrators.

The property and casualty insurance industry and individual lines of business within the industry are cyclical. There are times, particularly when there is excess capital in the industry or underwriting results have been good, in which a large number of companies offer insurance on certain lines of business, causing premium rates and premiums written by companies to trend downward (a “soft” market). During other times, insurance companies limit their writings in certain lines of business due to lack of capital or following periods of excessive losses. This results in an increase in premium rates and premiums for those companies that continue to write insurance in those lines of business (a “hard” market).

In our insurance operations, we believe our operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business, allows us to implement a strategy of emphasizing more profitable lines of business during periods of increased premium rates and de-emphasizing less profitable lines of business during periods of increased competition.

Following a period in which premium rates rose substantially, premium rates in several of our lines of business became more competitive during the past six years. The rate decreases were more gradual than the prior rate increases; thus, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retentions in lines of business with favorable expected profitability. We were able to accomplish this due to the increased diversification provided by our overall book of business and due to our increased capital strength. These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profits, investment income and net earnings.

Through reinsurance, our insurance companies and syndicates may transfer or cede all or part of the risk we have underwritten to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. We purchase reinsurance to limit the net loss to our insurance companies and syndicates from both individual and catastrophic risks. The amount of reinsurance we purchase varies depending on, among other things, the particular risks inherent in the policies underwritten; the pricing, coverage and terms of the reinsurance; and the competitive conditions within the relevant line of business.

When we decide to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profits. In this regard, we may purchase less proportional or quota share reinsurance, thus accepting more of the risk but possibly replacing it with specific excess of loss reinsurance, in which we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic occurrence risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in a line of business in which we believe there has been a favorable loss history, our policy limits are relatively low and we determine there is a low likelihood of catastrophe exposure.

We also acquire businesses and hire new underwriting teams that we believe present opportunities for future profits and enhancement of our business. We expect to continue to acquire complementary businesses and add underwriting teams. We believe that we can enhance acquired businesses and platforms for new underwriting teams with our infrastructure, ratings and financial strength.

Our business plan is shaped by our underlying business philosophy, which is to maximize underwriting profit and net earnings while limiting risk and preserving and achieving long-term growth of shareholders’ equity. As a result, our primary objective is to increase net earnings rather than market share or gross written premium.

In our ongoing operations, we will continue to:

•	emphasize the underwriting of lines of business in which there is an anticipation of underwriting profits based on various factors, including premium rates, the availability and cost of reinsurance, policy terms and conditions, and market conditions,

•	maintain a highly non-correlated portfolio of business,

•	limit our insurance companies’ aggregate net loss exposure from a catastrophic loss through the control of aggregate limits written, the use of reinsurance for those lines of business exposed to such losses and diversification into lines of business not exposed to such losses, and

•	consider the potential acquisition of specialty insurance operations and the hiring of underwriting teams.

Industry Segment and Geographic Information

Financial information concerning our operations by industry segment and geographic data is included in the Consolidated Financial Statements and Notes thereto.

Acquisitions

We have made a series of acquisitions that have furthered our overall business strategy. Our major transactions during the last three years are described below:

On January 2, 2008, we acquired HCC Medical Insurance Services, LLC (formerly MultiNational Underwriters, LLC), an underwriting agency located in Indianapolis, Indiana, for cash consideration of $42.7 million and possible additional cash consideration depending upon future underwriting profit levels. This agency writes domestic and international short-term medical insurance through Syndicate 4141 at Lloyd’s of London.

In the fourth quarter of 2008, we acquired four underwriting agencies for total consideration of $29.9 million. On October 1, 2008, we acquired the Criminal Justice division of U.S. Risk Insurance Brokers. Rebranded Pinnacle Underwriting Partners, this newly established underwriting agency, located in Scottsdale, Arizona, serves the private detention and security industry. On November 1, 2008, we acquired Cox Insurance Group, a medical stop-loss managing general underwriter covering the midwestern United States. On December 1, 2008, we acquired Arrowhead Public Risk, a division of Arrowhead General Insurance Agency, Inc., a managing general agency based in Richmond, Virginia, specializing in risk management for the public entity sector. On December 31, 2008, we acquired VMGU Insurance Agency, a leading underwriter of the lumber, building materials, forest products and woodworking industries, based in Waltham, Massachusetts.

On February 27, 2009, we acquired Surety Company of the Pacific, a leading California writer of license and permit bonds in the western United States, headquartered in Encino, California.

We continue to evaluate acquisition opportunities, and we may complete additional acquisitions during 2010. Any future acquisitions will be designed to expand and strengthen our existing lines of business or to provide access to additional specialty sectors, which we expect to contribute to our overall growth.

Insurance Company Operations

Lines of Business

We underwrite business produced through affiliated underwriting agencies, through independent brokers, producers and third party administrators, and by direct marketing efforts. We also write facultative or individual account reinsurance, as well as some treaty reinsurance business. This table shows our insurance companies’ total premium written, otherwise known as gross written premium, by line of business and the percentage of each line to total gross written premium (dollars in thousands).

	2009		2008		2007

Diversified financial products	$1,147,913	45%	$1,051,722	42%	$963,355	39%
Group life, accident and health	846,041	33	829,903	33	798,684	33
Aviation	176,073	7	185,786	8	195,809	8
London market account	186,603	7	175,561	7	213,716	9
Other specialty lines	203,009	8	251,021	10	280,040	11
Discontinued lines of business	152	—	4,770	—	(425)	—

Total gross written premium	$2,559,791	100%	$2,498,763	100%	$2,451,179	100%

This table shows our insurance companies’ actual premium retained, otherwise known as net written premium, by line of business and the percentage of each line to total net written premium (dollars in thousands).

	2009		2008		2007

Diversified financial products	$915,595	45%	$872,007	42%	$771,648	39%
Group life, accident and health	796,778	39	789,479	38	759,207	38
Aviation	124,336	6	136,019	7	145,761	7
London market account	102,407	5	107,234	5	118,241	6
Other specialty lines	107,047	5	151,120	8	191,151	10
Discontinued lines of business	126	—	4,759	—	(399)	—

Total net written premium	$2,046,289	100%	$2,060,618	100%	$1,985,609	100%

This table shows our insurance companies’ net written premium as a percentage of gross written premium, otherwise referred to as percentage retained, for our lines of business.

	2009	2008	2007

Diversified financial products	80%	83%	80%
Group life, accident and health	94	95	95
Aviation	71	73	74
London market account	55	61	55
Other specialty lines	53	60	68

Consolidated percentage retained	80%	82%	81%

Diversified Financial Products

We underwrite a variety of financial insurance risks in our diversified financial products line of business. These risks include:

•	directors’ and officers’ liability

•	employment practices liability

•	errors and omissions liability

•	surety and credit

•	fidelity

•	various financial products

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

In 2002 and 2003, following several years of insurance industry losses, significant rate increases were experienced throughout our diversified financial products line of business, particularly directors’ and officers’ liability, which we began underwriting in 2002. We benefited greatly from these improved conditions despite the fact that we had not been involved in the past losses. Rates softened between 2004 and 2009 for some of the products in this line, but some of the products had rate increases in 2008 and 2009. Our underwriting margins remain profitable. There is also considerable investment income derived from diversified financial products due to the extended periods involved in any claims resolution. Although individual losses in the directors’ and officers’ public company liability business and portions of our U.S. errors and omissions business may have potential severity, the remainder of the diversified financial products business is less volatile with relatively low limits.

Group Life, Accident and Health

We write medical stop-loss business through HCC Life Insurance Company and Perico Life Insurance Company. Our medical stop-loss insurance provides coverages to companies, associations and public entities that elect to self-insure their employees’ medical coverage for losses within specified levels, allowing them to manage the risk of excessive health insurance exposure by limiting aggregate and specific losses to a predetermined amount. We first began writing this business through a predecessor company in 1980. Our insurance companies started participating in this business in 1997. This line of business has grown both organically and through acquisitions. We are considered a market leader in medical stop-loss insurance. We also underwrite a small program of group life insurance, offered to our insureds as a complement to our medical stop-loss products.

Premium rates for medical stop-loss business rose substantially beginning in 2000 and, although competition has increased in recent years, underwriting results have remained profitable. Premium rate increases together with deductible increases are still adequate to cover medical cost trends. Medical stop-loss business has relatively low limits, a low level of catastrophe exposure, a generally predictable result and a short time span between the writing of premium, the reporting of claims and the payment of claims. We currently buy no reinsurance for this line of business.

Our risk management business is composed of HMO and medical excess risks. This business has relatively low limits and a low level of catastrophe exposure. The business is competitive, but remains profitable.

We began writing occupational accident insurance in 1996. This business is currently written through U.S. Specialty Insurance Company. These products have relatively low limits, a relatively low level of catastrophe exposure and a generally predictable result.

With the acquisition of HCC Medical Insurance Services, LLC, we began writing short-term domestic and international medical insurance that covers individuals or groups when there is a lapse in coverage or when traveling internationally. This business has relatively low limits and the term is generally of short duration. This business is primarily produced on an internet platform.

Aviation

We are a market leader in the general aviation insurance industry insuring aviation risks, both domestically and internationally. Types of aviation business we insure include:

•	antique and vintage military aircraft

•	cargo operators

•	commuter airlines

•	corporate aircraft

•	fixed base operations

•	military law enforcement aircraft

•	private aircraft owners

•	rotor wing aircraft

We offer coverages that include hulls, engines, avionics and other systems, liabilities, cargo and other ancillary coverages. We generally do not insure major airlines and major manufacturers. Insurance claims related to general aviation business tend to be seasonal, with the majority of the claims being incurred during warm weather months.

We are one of the largest writers of personal aircraft insurance in the United States. Our aviation gross premium has remained relatively stable since 1998, but it has decreased slightly in 2007 through 2009 due to competition and decreasing rates, principally in the domestic business. We have generally increased our retentions since 1998 as this business is predominantly written with small limits and has generally predictable results.

London Market Account

Our London market account business consists of marine, energy, property, and accident and health business and has been primarily underwritten by Houston Casualty Company’s London branch office. During 2006, we began to utilize HCC International Insurance Company to underwrite the non-U.S. based risks for this line of business. Beginning in 2009, we have utilized our Lloyd’s of London Syndicate 4141 to write certain of this business. We expect to increase the use of that platform in the future.

This line includes a significant portion of our catastrophe exposures. We have underwritten these risks for more than 15 years, increasing or decreasing our premium volume depending on market conditions, which can be very volatile in this line. The following table presents the details of net premium written within the London market account line of business (in thousands).

	2009	2008	2007

Marine	$14,373	$14,413	$30,685
Energy	43,807	44,554	45,962
Property	22,941	28,827	19,856
Accident and health	21,286	19,440	21,738

Total London market account net written premium	$102,407	$107,234	$118,241

Marine

We underwrite marine risks for ocean-going vessels including hull, protection and indemnity, liabilities and cargo. We have underwritten marine risks since 1984 in varying amounts depending on market conditions.

Energy

In our energy business, we underwrite physical damage, business interruption and other ancillary coverages. We have been underwriting both onshore and offshore energy risks since 1988. This business includes but is not limited to:

•	drilling rigs

•	gas production and gathering platforms

•	natural gas facilities

•	petrochemical plants

•	pipelines

•	refineries

The market was soft for this business and rates were at relatively low levels from the late 1990’s through 2004. During this period, we underwrote the business selectively and also bought large amounts of facultative reinsurance to protect our exposure to risk. Hurricane Ivan produced large energy losses to the industry in 2004 and both Hurricane Katrina and Rita produced large losses to the industry in 2005. A very hard market developed for underwriting year 2006, with large rate increases and restrictive policy terms, including imposition of aggregate named windstorm limits in vulnerable areas, rather than just occurrence limits. We had ample capacity to increase our business in this line, and did so due to the attractive prices and terms in 2006 for taking the additional underwriting risk. After a very profitable 2006, prices weakened in 2007 and 2008, but at levels we still considered reasonable, and we generally maintained our book at similar exposure levels as in 2006. In 2008, Hurricane Ike produced large losses to the industry, which resulted in another upswing in pricing in 2009. Although we had growth in premium due to the rising rates in 2009, the growth was limited due to policyholders choosing to self insure portions of their insurance programs that they formerly insured. During the large catastrophe period of 2004 — 2008, we were able to generate profits from the business due to the individual hurricane losses remaining within our expectations and within the excess of loss reinsurance purchased by us to cover such events.

Property

We underwrite property business specializing in risks of large, often multinational, corporations, covering a variety of commercial properties, which include but are not limited to:

• factories	• office buildings

• hotels	• retail locations

• industrial plants	• utilities

We have written property business since 1986, including business interruption, physical damage and catastrophe risks, such as flood and earthquake. Rates increased significantly following September 11, 2001, but trended downward by 2005 despite the hurricane activity in 2004. Massive losses from hurricanes in 2005 resulted in substantial rate increases, but due to over capacity, policy conditions have remained unchanged, unlike energy risks. Accordingly, we substantially reduced our involvement in policies with coastal exposures in the Florida and U.S. Gulf Coast regions. We continue to buy substantial catastrophe reinsurance, unlike many industry participants, which was shown to be adequate during 2004 and 2005 when large amounts of industry capital were lost. While the hurricane activity seriously affected our earnings in the third quarters of 2004 and 2005, we still were able to produce record annual earnings in those years. This business was profitable in 2006, 2007 and 2009 as there were no significant catastrophe losses, and in 2008 despite the losses from two hurricanes.

In the fourth quarter of 2009, we added an underwriting team to write property treaty reinsurance.

Accident and Health

We began writing London market accident and health risks in 1996, including trip accident, medical and disability. Due to past experience and other market factors, we significantly decreased premiums starting in 2004, and our business is now much more stable and profitable.

Our London market account is reinsured principally on an excess of loss basis. We closely monitor catastrophe exposure, most of which occurs in our London market account, and purchase reinsurance to limit our net exposure to a level such that any one loss is not expected to impact our capital or exceed our net earnings in the affected quarter. Previous catastrophe losses, net of reinsurance, from Hurricane Andrew in 1992, the Northridge Earthquake in 1994, the terrorist attacks on September 11, 2001, and the hurricanes of 2004, 2005 and 2008 did not exceed our net earnings in the quarter when each occurred.

Other Specialty Lines

In addition to the above, we underwrite various other specialty lines of business, including different types of property and liability business, such as event cancellation, contingency, public entity and U.K. liability. We had an assumed quota share contract for surplus lines business that expired in March 2008. Individual premiums by type of business are not material to the Other Specialty Lines line of business.

Insurance Companies and Lloyd’s of London Syndicates

Houston Casualty Company

Houston Casualty Company is our largest insurance company subsidiary. It is domiciled in Texas and insures risks worldwide. Houston Casualty Company underwrites business produced by independent agents and brokers, affiliated underwriting agencies, reinsurance brokers, and other insurance and reinsurance companies. Houston Casualty Company writes diversified financial products, aviation, London market account and other specialty lines of business. Houston Casualty Company’s 2009 gross written premium, including Houston Casualty Company-London, its United Kingdom branch, was $539.4 million.

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

HCC International Insurance Company

HCC International Insurance Company PLC writes diversified financial products business, primarily surety, credit and professional indemnity products, and non-United States based London market account risks. HCC International Insurance Company has been in operation since 1982 and is domiciled in the United Kingdom. HCC International Insurance Company’s 2009 gross written premium was $231.0 million. We intend to continue to expand the underwriting activities of HCC International Insurance Company and to use it as an integral part of a European platform for our international insurance operations.

Lloyd’s of London Syndicates

We currently participate in Lloyd’s of London Syndicate 4040, which writes business included in our other specialty lines of business, and Lloyd’s of London Syndicate 4141, which writes business in our diversified financial products, London market account and group life, accident and health lines of business. These syndicates are managed by HCC Underwriting Agency, Ltd. (UK). Syndicate 4040 will merge into Syndicate 4141 in 2013, after the 2009 year of account is closed in accordance with Lloyd’s rules. We expect to use our Lloyd’s platform and the licenses it affords us to write business unique to Lloyd’s and business in countries where our other insurance companies are not currently licensed.

HCC Europe

Houston Casualty Company Europe, Seguros y Reaseguros, S.A. is a Spanish insurer. It underwrites diversified financial products business. HCC Europe has been an issuing carrier for diversified financial products business underwritten by affiliated underwriting agencies. Beginning in 2010, this business will be underwritten by HCC International Insurance Company. HCC Europe has been in operation since 1978. HCC Europe’s gross written premium in 2009 was $115.8 million.

HCC Reinsurance Company

HCC Reinsurance Company Limited is a Bermuda-domiciled reinsurance company that writes assumed reinsurance from our insurance companies and a limited amount of direct insurance. HCC Reinsurance Company is an issuing carrier for diversified financial products business underwritten by our underwriting agency, HCC Indemnity Guaranty. HCC Reinsurance Company’s gross written premium in 2009 was $122.8 million.

U.S. Specialty Insurance Company

U.S. Specialty Insurance Company is a Texas-domiciled property and casualty insurance company. It primarily writes diversified financial products, aviation and accident and health business. U.S. Specialty Insurance Company acts as an issuing carrier for certain business underwritten by our underwriting agencies. U.S. Specialty Insurance Company’s gross written premium in 2009 was $656.5 million.

HCC Life Insurance Company

HCC Life Insurance Company is an Indiana-domiciled life insurance company. It operates as primarily a larger group life, accident and health insurer. Its primary products are medical stop-loss and medical excess business. This business is primarily produced by unaffiliated agents, brokers and third party administrators. HCC Life Insurance Company’s gross written premium in 2009 was $674.8 million.

Perico Life Insurance Company

Perico Life Insurance Company is a Delaware-domiciled life insurance company. Perico Life Insurance Company now operates as primarily a small group life, accident and health insurer. Its principal product is medical stop-loss business. Perico Life Insurance Company’s 2009 gross written premium was $84.1 million.

Avemco Insurance Company

Avemco Insurance Company is a Maryland-domiciled property and casualty insurer and operates as a direct market underwriter of general aviation business. It has also been an issuing carrier for accident and health business and some other lines of business underwritten by our underwriting agencies and a previously affiliated underwriting agency. Avemco Insurance Company’s gross written premium in 2009 was $40.9 million.

American Contractors Indemnity Company

American Contractors Indemnity Company is a California-domiciled surety company. It writes court, specialty contract, license and permit, and bail bonds. American Contractors Indemnity Company has been in operation since 1990 and operates as a part of our HCC Surety Group. American Contractors Indemnity Company’s 2009 gross written premium was $101.4 million.

United States Surety Company

United States Surety Company is a Maryland-domiciled surety company that has been in operation since 1996. It writes contract bonds and operates as a part of our HCC Surety Group. United States Surety Company’s 2009 gross written premium was $22.2 million.

HCC Specialty Insurance Company

HCC Specialty Insurance Company is an Oklahoma-domiciled property and casualty insurance company in operation since 2002. It writes diversified financial products and other specialty lines of business produced by affiliated underwriting agencies. HCC Specialty Insurance Company’s gross written premium in 2009 was $20.5 million and was 100% ceded to Houston Casualty Company.

Underwriting Agency Operations

Historically, we have acquired underwriting agencies with seasoned books of business and experienced underwriters. These agencies control the distribution of their business. After we acquire an agency, we generally begin to write some or all of its business through our insurance companies, and, in some cases, the insurance companies reinsure some of the business with unaffiliated reinsurers. We have consolidated certain of our underwriting agencies with our insurance companies when our retention of their business approached 100%. We plan to continue this process in the future.

Our underwriting agencies act on behalf of affiliated and unaffiliated insurance companies and provide insurance underwriting management and claims administration services. Our underwriting agencies do not assume any insurance or reinsurance risk themselves and generate revenues based entirely on fee income and profit commissions. These subsidiaries are in a position to direct and control business they produce. Our insurance companies serve as policy issuing companies for the majority of the business written by our underwriting agencies. If an unaffiliated insurance company serves as the policy issuing company, our insurance companies may reinsure all or part of the business. Our underwriting agencies generated total revenue in 2009 of $182.1 million.

Professional Indemnity Agency

Professional Indemnity Agency, Inc., based in Mount Kisco, New York and with operations in San Francisco and San Diego, California, Concord, California, Richmond, Virginia, Scottsdale, Arizona and Auburn Hills, Michigan, acts as an underwriting manager for diversified financial products specializing in directors’ and officers’ liability, errors and omissions liability, kidnap and ransom, employment practice liability, public entity, fidelity, difference in conditions (earthquake) and other specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1977.

HCC Specialty Underwriters

HCC Specialty Underwriters Inc., with its home office in Wakefield, Massachusetts and a branch office in London, England, acts as an underwriting manager for sports disability, contingency, film production, and other group life, accident and health and specialty lines of business on behalf of affiliated and unaffiliated insurance companies. It has been in operation since 1982.

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

HCC Underwriting Agency

HCC Underwriting Agency, Ltd. (UK) is a managing agent for two Lloyd’s of London syndicates, Syndicates 4040 and 4141. HCC Underwriting Agency, Ltd. (UK) has been in operation since 2004.

HCC Medical Insurance Services

HCC Medical Insurance Services, LLC, based in Indianapolis, Indiana, is an underwriting agency specializing in domestic and international short-term medical insurance, which is written principally through an internet platform. The domestic business is written on behalf of one of our domestic insurance companies and the international business is written by Lloyd’s of London Syndicate 4141.

Other Operations

In the past, we invested in insurance related entities, had a trading portfolio of securities and issued a mortgage guaranty contract, which was accounted for utilizing deposit accounting. We have sold the trading portfolio and the investments and have commuted the mortgage guaranty contract. The income and gains and losses from these items are included in other operating income, together with other miscellaneous income and income related to two mortgage impairment insurance contracts which, while written as insurance policies, receive accounting treatment as derivative financial instruments.

Other operating income was $34.4 million in 2009, $9.6 million in 2008 and $43.5 million in 2007, and varied considerably from period to period depending on the amount of trading, investment or disposition activity and, in 2009, from the commutation.

Operating Ratios

Premium to Surplus Ratio

Our insurance companies are subject to regulation and supervision by the jurisdictions in which they do business. Statutory accounting is generally based on a liquidation concept with the intent to protect the policyholders. This table shows the ratio of statutory gross written premium and net written premium to statutory policyholders’ surplus for our property and casualty insurance companies (dollars in thousands):

	2009	2008	2007	2006	2005

Gross written premium	$2,568,609	$2,510,612	$2,460,498	$2,243,843	$2,049,116
Net written premium	2,052,309	2,064,091	1,985,641	1,812,896	1,495,931
Policyholders’ surplus	2,103,892	1,852,684	1,744,889	1,342,054	1,110,268
Gross written premium ratio	122.1%	135.5%	141.0%	167.2%	184.6%
Gross written premium industry average(1)	*	180.5%	160.7%	171.0%	192.7%
Net written premium ratio	97.5%	111.4%	113.8%	135.1%	134.7%
Net written premium industry average(1)	82.2%**	93.5%	84.2%	90.4%	99.8%

(1)	Source: A.M. Best Company, Inc.

*	Not available

**	Estimated by A.M. Best Company, Inc.

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

Combined Ratio — GAAP

The underwriting experience of a property and casualty insurance company is indicated by its combined ratio. The GAAP combined ratio is a combination of the loss ratio (the ratio of incurred losses and loss adjustment expenses to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net earned premium). We calculate the GAAP combined ratio using financial data derived from the combined financial statements of our insurance company subsidiaries reported under accounting principles generally accepted in the United States of America (generally accepted accounting principles or GAAP). Our insurance companies’ GAAP loss ratios, expense ratios and combined ratios are shown in the following table:

	2009	2008	2007	2006	2005

Loss ratio	59.7%	60.4%	59.6%	59.2%	67.1%
Expense ratio	25.2	25.0	23.8	25.0	26.1

Combined ratio — GAAP	84.9%	85.4%	83.4%	84.2%	93.2%

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

	2009	2008	2007	2006	2005

Loss ratio	60.7%	60.8%	60.6%	60.0%	67.1%
Expense ratio	25.7	24.3	23.9	24.0	25.5

Combined ratio — Statutory	86.4%	85.1%	84.5%	84.0%	92.6%

Industry average	100.6%*	103.9%	95.7%	92.5%	100.7%

*	Estimated by A.M. Best Company, Inc.

The statutory ratio data is not intended to be a substitute for results of operations in accordance with GAAP. We believe including this information is useful to allow a comparison of our operating results with those of other companies in the insurance industry. The source of the industry average is A.M. Best Company, Inc. A.M. Best Company, Inc. reports insurer performance based on statutory financial data to provide more standardized comparisons among individual companies and to provide overall industry performance. This data is not an evaluation directed at investors.

Reserves

Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses (which include provisions for potential movement in reported losses, as well as for claims that have occurred but have not yet been reported to us). Reinsurance recoverables offset our gross reserves based upon the contractual terms of our reinsurance agreements. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.

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

To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following:

•	information used to price the applicable policies,

•	historical loss information where available,

•	any public industry data for that line or similar lines of business,

•	an assessment of current market conditions, and

•	a claim-by-claim review by management, where actuarially homogenous data is unavailable.

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

Each quarter, management compares recorded reserves to the most recent actuarial point estimate and range for each line of business. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. We believe that our review process is effective, such that any required changes are recognized in the period of change as soon as the need for the change is evident. Our total consolidated net reserves have consistently been above the total actuarial point estimate but within the actuarial range.

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

We underwrite risks that are denominated in a number of foreign currencies and, therefore, maintain loss reserves with respect to these policies in the respective currencies. These reserves are subject to exchange rate fluctuations, which may have an effect on our net earnings. Generally, we match the reserves denominated in foreign currencies with assets denominated in the same currency resulting in a natural economic hedge that mitigates the effects of exchange rate fluctuation.

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

This loss development triangle shows development in loss reserves on a gross basis (in thousands):

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Balance sheet reserves	$3,429,309	$3,415,230	$3,227,080	$3,097,051	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117	$871,104
Reserve adjustments from acquisition and disposition of subsidiaries	—	24,897	57,028	48,119	26,088	6,113	—	5,587	—	(66,571)	(32,437)

Adjusted reserves	3,429,309	3,440,127	3,284,108	3,145,170	2,839,808	2,095,312	1,525,313	1,164,502	1,132,258	877,546	838,667
Cumulative paid at:
One year later		887,040	902,352	797,217	689,126	511,766	396,077	418,809	390,232	400,279	424,379
Two years later			1,305,179	1,260,672	1,077,954	780,130	587,349	548,941	612,129	537,354	561,246
Three years later				1,527,443	1,385,011	993,655	772,095	659,568	726,805	667,326	611,239
Four years later					1,578,970	1,144,350	866,025	823,760	803,152	720,656	686,730
Five years later						1,231,166	1,002,058	886,458	921,920	758,126	721,011
Six years later							1,092,558	1,003,780	1,009,049	835,994	725,639
Seven years later								1,078,739	1,101,393	924,803	752,733
Eight years later									1,167,307	964,763	817,615
Nine years later										1,025,900	844,300
Ten years later											841,215
Re-estimated liability at:
End of year	3,429,309	3,440,127	3,284,108	3,145,170	2,839,808	2,095,312	1,525,313	1,164,502	1,132,258	877,546	838,667
One year later		3,349,692	3,244,195	3,054,549	2,836,507	2,124,584	1,641,426	1,287,003	1,109,098	922,080	836,775
Two years later			3,070,059	2,966,388	2,725,035	2,118,416	1,666,931	1,393,143	1,241,261	925,922	868,438
Three years later				2,784,998	2,657,565	2,031,246	1,690,729	1,464,448	1,384,608	1,099,657	854,987
Four years later					2,518,263	2,008,590	1,619,744	1,506,360	1,455,046	1,102,636	900,604
Five years later						1,943,902	1,639,621	1,453,674	1,480,193	1,135,143	887,272
Six years later							1,617,970	1,467,540	1,433,630	1,137,652	894,307
Seven years later								1,463,702	1,462,481	1,079,353	899,212
Eight years later									1,452,706	1,113,971	879,805
Nine years later										1,115,242	881,947
Ten years later											850,964
Cumulative redundancy (deficiency)		$90,435	$214,049	$360,172	$321,545	$151,410	$(92,657)	$(299,200)	$(320,448)	$(237,696)	$(12,297)

The gross redundancies reflected in the above table for 2004 through 2008 resulted primarily from the following activity:

•	Excluding certain business described below, during 2009, 2008 and 2007, we recorded favorable development of $175.2 million, $106.2 million and $44.1 million, respectively. Most of this was from the 2002 — 2006 underwriting years in: 1) our diversified financial products line of business, primarily in our directors’ and officers’ liability, U.K. professional indemnity and U.S. surety products, 2) our London market account, which includes redundancies on the 2005 hurricanes, and 3) an assumed quota share program reported in our other specialty line of business. These changes primarily affected the 2003 through 2007 accident years.

•	As part of our 2009 reserve review, we re-estimated our exposure on our directors’ and officers’ liability business for the 2007 underwriting year, which resulted in $84.8 million of additional reserves in the 2007 and 2008 accident years.

•	During 2008, we recorded adverse development of $34.1 million on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business due to our continuing evaluation of reserves, primarily on the 2000 accident year. During 2007, we recorded favorable development of $46.5 million on the same run-off accident and health business. The combined effect of these entries was favorable development of $12.4 million.

The gross deficiencies reflected in the above table for 1999 through 2003 resulted from the following:

•	During 2005, 2004 and 2003, we recorded $49.8 million, $127.7 million and $132.9 million, respectively, in gross losses on certain run-off assumed accident and health reinsurance business reported in our discontinued lines of business, due to our processing of additional information received and our continuing evaluation of reserves on this business. Collectively, these transactions primarily affected the 1999, 2000 and 2001 accident years.

•	The 2000 and 1999 years were also adversely affected by late reporting of loss information received during 2001 for certain other discontinued business.

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

The following table provides a reconciliation of the gross liability for loss and loss adjustment expense payable on the basis of generally accepted accounting principles (in thousands):

	2009	2008	2007

Gross reserves for loss and loss adjustment expense payable at beginning of year	$3,415,230	$3,227,080	$3,097,051
Gross reserve additions from acquired businesses	37,839	32,131	826
Foreign currency adjustment	31,844	(102,777)	34,202
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,579,331	1,707,538	1,443,031
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years*	(90,435)	(72,044)	(90,621)

Incurred loss and loss adjustment expense	1,488,896	1,635,494	1,352,410

Loss and loss adjustment expense payments for claims occurring during:
Current year	594,460	474,346	460,192
Prior years	887,040	902,352	797,217

Loss and loss adjustment expense payments	1,481,500	1,376,698	1,257,409

Gross reserves for loss and loss adjustment expense payable at end of year	$3,492,309	$3,415,230	$3,227,080

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the gross effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The activities that caused the 2004 — 2008 redundancies reported in the gross triangle and explained previously are the same activities that caused the gross redundant development for 2007 through 2009 reported in the above reconciliation.

This loss development triangle shows development in loss reserves on a net basis (in thousands):

	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000	1999

Reserves, net of reinsurance	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872	$273,606
Reserve adjustments from acquisition (disposition) of subsidiaries	—	23,498	52,551	44,410	24,318	5,777	—	5,587	—	(6,048)	(3,343)

Adjusted reserves, net of reinsurance	2,555,840	2,439,769	2,395,351	2,153,371	1,557,751	1,065,060	705,200	464,289	313,097	243,824	270,263
Cumulative paid, net of reinsurance, at:
One year later		618,699	687,675	556,096	222,336	172,224	141,677	115,669	126,019	102,244	145,993
Two years later			940,636	858,586	420,816	195,663	135,623	152,674	131,244	139,659	174,534
Three years later				1,013,122	588,659	337,330	124,522	115,214	163,808	118,894	185,744
Four years later					702,072	424,308	217,827	88,998	93,405	138,773	180,714
Five years later						495,642	313,315	155,708	59,936	158,935	197,416
Six years later							376,903	242,904	125,311	137,561	200,833
Seven years later								301,828	186,224	194,517	188,901
Eight years later									236,299	240,590	244,069
Nine years later										289,353	251,180
Ten years later											248,461
Re-estimated liability, net of reinsurance, at:
End of year	2,555,840	2,439,769	2,395,351	2,153,371	1,557,751	1,065,060	705,200	464,289	313,097	243,824	270,263
One year later		2,386,245	2,342,033	2,126,974	1,551,225	1,090,454	735,678	487,403	306,318	233,111	260,678
Two years later			2,223,731	2,042,277	1,524,732	1,089,732	770,497	500,897	338,194	222,330	254,373
Three years later				1,917,156	1,450,866	1,083,749	792,099	571,403	366,819	259,160	244,650
Four years later					1,367,143	1,046,110	808,261	585,741	418,781	267,651	258,122
Five years later						1,018,235	794,740	613,406	453,537	296,396	254,579
Six years later							792,896	597,666	462,157	305,841	271,563
Seven years later								602,546	455,279	311,344	277,841
Eight years later									452,221	307,262	279,412
Nine years later										317,933	274,668
Ten years later											252,537
Cumulative redundancy (deficiency)		$53,524	$171,620	$236,215	$190,608	$46,825	$(87,696)	$(138,257)	$(139,124)	$(74,109)	$17,726

The net redundancies reflected in the above table for 2004 through 2008 resulted primarily from the following:

•	During 2009, 2008 and 2007, we recorded favorable development of $53.5 million, $82.4 millino and $26.4 million, respectively. Most of this was from the 2002 — 2006 underwriting years in: 1) our diversified financial products line of business, primarily in our directors’ and officers’ liability, U.K. professional indemnity and U.S. surety products, 2) our London market account, which includes redundancies on the 2005 hurricanes, and 3) an assumed quota share program reported in our other specialty line of business. These changes primarily affected the 2003 through 2007 accident years. As part of our 2009 reserve review, we re-estimated our exposure on our directors’ and officers’ liability 2007 underwriting year, which resulted in additional reserves for the 2007 and 2008 accident years.

•	Reserve reductions in 2006 on prior years’ hurricanes and aviation, affecting primarily the 2004 and 2005 accident years.

The net deficiencies reflected in the above table for 1999 through 2003 resulted primarily from activity on certain run-off assumed accident and health business reported in our discontinued lines of business, as follows:

•	Commutation charges of $20.2 million, $26.0 million and $28.8 million recorded in 2006, 2005 and 2003, respectively.

•	Reserve strengthening of $27.3 million in 2004 to bring net reserves for this discontinued line of business above our actuarial point estimate.

•	Collectively, these transactions primarily affected the 1999, 2000 and 2001 accident years.

The table below provides a reconciliation of the liability for loss and loss adjustment expense payable, net of reinsurance ceded, on the basis of generally accepted accounting principles (in thousands):

	2009	2008	2007

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,416,271	$2,342,800	$2,108,961
Net reserve additions from acquired businesses	36,522	29,053	742
Foreign currency adjustment	25,067	(82,677)	27,304
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,269,283	1,294,244	1,210,344
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years*	(53,524)	(82,371)	(26,397)

Incurred loss and loss adjustment expense	1,215,759	1,211,873	1,183,947

Loss and loss adjustment expense payments for claims occurring during:
Current year	519,080	397,103	422,058
Prior years	618,699	687,675	556,096

Loss and loss adjustment expense payments	1,137,779	1,084,778	978,154

Net reserves for loss and loss adjustment expense payable at end of year	$2,555,840	$2,416,271	$2,342,800

*	Changes in loss and loss adjustment expense reserves for losses occurring in prior years reflect the net effect of the resolution of losses for other than the reserve value and the subsequent adjustments of loss reserves.

The activities that caused the 2004 — 2008 redundancies reported in the net triangle and explained previously are the same activities that caused the net redundant development for 2007 through 2009 reported in the above reconciliation.

Deficiencies and redundancies in the reserves occur as we continually review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled and claims exposures are reduced. We believe we have provided for all material net incurred losses.

We write directors’ and officers’ liability, errors and omission liability and fiduciary liability coverages for public and private companies and not-for-profit organizations. Certain of this business is written for financial institutions that have potential exposure to shareholder lawsuits as a result of the current economic environment during the last few years. We also write trade credit business for policyholders who have credit and political risk exposure. We continue to closely monitor our exposure to subprime and credit market related issues. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for this business.

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

Enterprise Risk Management

Our Enterprise Risk Management (ERM) process provides us with a structured approach to identify, manage, report and respond to downside risks or threats, as well as business opportunities. This process enables us to assess risks in a more consistent and transparent manner, resulting in improved recognition, management and monitoring of risk. The key objectives of our ERM process are to support our decision making and to promote a culture of risk awareness throughout the organization, thereby allowing us to grow shareholders’ equity and preserve capital, while achieving a consistent return on average equity.

Our ERM initiative is supported by the Enterprise Risk Oversight Committee of our Board of Directors. Our internal risk management functions are led by a Corporate Vice President of our Enterprise Risk Management Department, who reports to the President and Chief Executive Officer, A Risk Committee that reports to the President and Chief Executive Officer assists the Board in risk assessment.

We use a variety of methods and tools company-wide in our risk assessment and management efforts. Our key methods and tools include: 1) underwriting risk management, where underwriting authority limits are set, 2) natural catastrophe risk management, where a variety of catastrophe modeling techniques, both internal and external, are used to monitor loss exposures, 3) a Reinsurance Security Policy Committee, which is responsible for monitoring reinsurers, reinsurance recoverable balances and changes in a reinsurer’s financial condition, 4) investment risk management, where the Investment and Finance Committee of our Board of Directors provides oversight of our capital and financial resources, and our investment policies, strategies, transactions and investment performance, and 5) the use of outside experts to perform scenario testing, where deemed beneficial. We plan to continue to invest in resources and technology to support our ERM process.

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

Statutory Accounting Principles

The principal differences between statutory accounting principles for our domestic insurance company subsidiaries and generally accepted accounting principles, the method by which we report our consolidated financial results to our shareholders, are as follows:

•	a liability is recorded for certain reinsurance recoverables under statutory accounting principles whereas, under generally accepted accounting principles, there is no such provision unless the recoverables are deemed to be doubtful of collection,

•	certain assets that are considered “non-admitted assets” are eliminated from a balance sheet prepared in accordance with statutory accounting principles, but are included in a balance sheet prepared in accordance with generally accepted accounting principles,

•	only some of the deferred tax asset is recognized under statutory accounting principles,

•	fixed income investments classified as available for sale are recorded at fair value for generally accepted accounting principles and at amortized cost under statutory accounting principles,

•	outstanding losses and unearned premium are reported on a gross basis under generally accepted accounting principles and on a net basis under statutory accounting principles, and

•	under statutory accounting principles, policy acquisition costs are expensed as incurred and, under generally accepted accounting principles, such costs are deferred and amortized to expense as the related premium is earned.

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

Insurance Regulations Concerning Change of Control

Many state insurance regulatory laws contain provisions that require advance approval by state agencies of any change of control of an insurance company that is domiciled or, in some cases, has substantial business in that state. “Control” is generally presumed to exist through the ownership of 10% or more of the voting securities of a domestic insurance company or of any company that controls a domestic insurance company. HCC owns, directly or indirectly, all of the shares of stock of insurance companies domiciled in a number of states. Any purchaser of shares of common stock representing 10% or more of the voting power of our common stock will be presumed to have acquired control of our domestic insurance subsidiaries unless, following application by that purchaser, the relevant state insurance regulators determine otherwise. Any transaction that would constitute a change in control of any of our individual insurance subsidiaries would generally require prior approval by the insurance departments of the states in which the insurance subsidiary is domiciled. Also, one of our insurance subsidiaries is domiciled in the United Kingdom and another in Spain. Insurers in those countries are also subject to change of control restrictions under their individual regulatory frameworks. These requirements may deter or delay possible significant transactions in our common stock or the disposition of our insurance companies to third parties, including transactions which could be beneficial to our shareholders.

Risk-Based Capital

The National Association of Insurance Commissioners has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2009, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 for the purpose of ensuring the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Extension Act of 2005 extended TRIA through December 31, 2007. In 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act). The Reauthorization Act extends the program through December 31, 2014. A major provision of the Reauthorization Act is the revision of the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act sets the Federal share of compensation (subject to a $100.0 million program trigger) for program years 2008 — 2014 at 85%, excess of our retention level, up to the maximum annual liability cap of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. The Reauthorization Act also established a deductible that each insurer would have to meet before Federal reimbursement would occur. For 2010, our deductible is approximately $122.7 million.

Legislative Initiatives

In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the National Association of Insurance Commissioners, which seeks to promote uniformity of and to enhance the state regulation of insurance. In addition, the National Association of Insurance Commissioners and state insurance regulators, as part of the National Association of Insurance Commissioners’ state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations. Specifically they focused on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends.

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

Employees

At December 31, 2009, we had 1,864 employees. Of this number, 965 are employed by our insurance companies, 616 are employed by our underwriting agencies and 283 are employed at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Item 1A.	Risk Factors

Risks Relating to our Industry

Because we are a property and casualty insurer, our business may suffer as a result of unforeseen catastrophic losses.

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks. The incidence, frequency and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters. The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, we experienced a significant loss as a result of the September 11, 2001 terrorist attack. Most of our exposure to catastrophes comes from our London market account. Although we typically purchase reinsurance protection for risks we believe bear a significant level of catastrophe exposure, the nature or magnitude of losses attributed to a catastrophic event or events may result in losses that exceed our reinsurance protection. It is therefore possible that a catastrophic event or multiple catastrophic events could have a material adverse effect on our financial position, results of operations and liquidity.

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

We maintain loss reserves to cover our estimated liability for unpaid losses and loss adjustment expenses, including legal and other fees, for reported and unreported claims incurred at the end of each accounting period. Reserves do not represent an exact calculation of liability. Rather, reserves represent an estimate of what we expect the ultimate settlement and administration of claims will cost. These estimates, which generally involve actuarial projections, are based on our assessment of facts and circumstances then known, as well as estimates of future trends in severity of claims, frequency of claims, judicial theories of liability and other factors. These variables are affected by both internal and external events that could increase our exposure to losses, including changes in claims handling procedures, inflation, climate change, judicial trends, and legislative changes. Current events, such as the recent subprime issues, the state of the financial markets, the economic downturn and the severe decline in equity markets, may result in an increase in the number of claims and the severity of the claims reported, particularly in lines of business such as directors’ and officers’ liability, errors and omissions liability and trade credit insurance. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us. The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to reserves are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events, particularly in volatile economic times now being experienced and the often related changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. If actual claims prove to be greater than our reserves, our financial position, results of operations and liquidity may be materially adversely affected.

We may be impacted by claims relating to the recent credit market downturn and subprime insurance exposures.

We write corporate directors’ and officers’ liability, errors and omissions liability and other insurance coverages for financial institutions and financial services companies. We also write trade credit business for policyholders who have credit and political risk. The recent financial downturn has had an impact on this segment of the industry. As a result, this industry segment has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial condition and results of operations.

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

We are subject to extensive governmental regulation and supervision. Our business depends on compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. Most insurance regulations are designed to protect the interests of policyholders rather than shareholders and other investors. In the United States, this regulation is generally administered by departments of insurance in each state in which we do business and includes a comprehensive framework of oversight of our operations and review of our financial position. U.S. Federal legislation may lead to additional federal regulation of the insurance industry in the coming years. Also, foreign governments regulate our international operations. Each foreign jurisdiction has its own unique regulatory framework that applies to our operations in that jurisdiction. Regulatory authorities have broad discretion to grant, renew or revoke licenses and approvals. Regulatory authorities may deny or revoke licenses for various reasons, including the violation of regulations. In some instances, we follow practices based on our interpretations of regulations, or those we believe to be generally followed by the industry, which ultimately may be different from the requirements or interpretations of regulatory authorities. If we do not have the requisite licenses and approvals and do not comply with applicable regulatory requirements, the insurance regulatory authorities could preclude or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us. That type of action could have a material adverse effect on our results of operations. Also, changes in the level of regulation of the insurance industry (whether federal, state or foreign), or changes in laws or regulations themselves or interpretations by regulatory authorities, could have a material adverse effect on our business. Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas. The effect of these arrangements could materially adversely affect our results of operations.

The extreme turmoil in the financial markets, combined with a new Congress and Presidential administration in the U.S. has increased the likelihood of changes in the way the financial services industry is regulated and how health care insurance is provided. It is possible that insurance regulation will be drawn into this process, and that federal regulatory initiatives in the insurance industry could emerge and new regulations could be implemented, possibly on an expedited basis. The future impact of any such initiatives and any resulting regulations on our results of operations or our financial condition cannot be determined at this time.

The European Union is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II”, which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II is expected to be implemented in 2012. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each EU country, any increased capitalization requirements applicable to us and any costs associated with adjustments to our operations.

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

Consolidation in the insurance industry could adversely impact us.

Insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to take business from us or to drive down pricing, which could adversely affect our operations.

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

We retain risk for our own account on business underwritten by our insurance companies. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such line of business, and in the event of significant losses associated with such risks or lines of business, could have a material adverse effect on our financial position, results of operations and cash flows.

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

We purchase reinsurance by transferring, or ceding, all or part of the risk we have assumed as a direct insurer to a reinsurance company in exchange for all or part of the premium we receive in connection with the risk. Through reinsurance, we have the contractual right to collect the amount reinsured from our reinsurers. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us, the reinsured, of our full liability to our policyholders. Accordingly, we bear credit risk with respect to our reinsurers. We cannot assure that our reinsurers will pay all of our reinsurance claims, or that they will pay our claims on a timely basis. Additionally, catastrophic losses from multiple direct insurers may accumulate within the more concentrated reinsurance market and result in claims that adversely impact the financial condition of such reinsurers and thus their ability to pay such claims. Further, additional adverse developments in the capital markets could affect our reinsurers’ ability to meet their obligations to us. If we become liable for risks we have ceded to reinsurers or if our reinsurers cease to meet their obligations to us, because they are in a weakened financial position as a result of incurred losses or otherwise, our financial position, results of operations and cash flows could be materially adversely affected.

As a direct insurer, we may have significant exposure for terrorist acts.

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007, for up to 85% of our losses in 2010 up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Reauthorization Act during 2010 is approximately $122.7 million.

In some jurisdictions outside of the United States, where we also have exposure to a loss from an act of terrorism, we have limited access to other government programs that may mitigate our exposure. If we become liable for risks that are not covered under the Reauthorization Act, our financial position, results of operations and cash flows could be materially adversely affected. In addition, because this law is relatively new and its interpretation is untested, there may be uncertainty as to how it will be applied to specific circumstances.

We may be unsuccessful in competing against larger or more well-established business rivals.

In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (aviation), directors’ and officers’ liability (diversified financial products), employer sponsored, self-insured medical plans (medical stop-loss), errors and omissions liability (diversified financial products) and surety (diversified financial products), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s of London, ACE and XL in our London market business; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health and Symetra Financial Corp. in our group life, accident and health business; and American International Group, The Chubb Corporation, ACE, St. Paul Travelers and XL in our diversified financial products business. We face competition from specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we

do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. Furthermore, due to continuing volatility in the financial markets and related negative economic impact, the U.S. government has intervened in the operations of some of our competitors, which could lead to increased competition on uneconomic terms in certain of our lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure you that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

If rating agencies downgrade our financial strength ratings, our business and competitive position in the industry may suffer.

Ratings have become an increasingly important factor in establishing the competitive position of insurance companies. Our insurance companies are rated by Standard & Poor’s Corporation, Fitch Ratings, Moody’s Investors Service, Inc. and A.M. Best Company, Inc. The financial strength ratings reflect their opinions of an insurance company’s and insurance holding company’s financial strength, operating performance, strategic position and ability to meet its obligations to policyholders and are not evaluations directed to investors. Our ratings are subject to periodic review by those entities, and the continuation of those ratings at current levels cannot be assured. If our ratings are reduced from their current levels, it could affect our ability to compete for high quality business and, thus, our financial position and results of operations could be adversely affected.

We may require additional capital or funds for liquidity in the future, which may not be available or may only be available on unfavorable terms.

Our future capital and liquidity requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current line of credit. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all in this period of stress in the financial markets, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital or funds for liquidity on favorable terms or at all, our business, results of operations and liquidity could be adversely affected. We may also be pre-empted from making acquisitions.

Standard & Poor’s Corporation, Fitch Ratings, Moody’s Investors Service, Inc. and A.M. Best Company rate our credit strength. If our credit ratings are reduced, it might significantly impede our ability to raise capital and borrow money, which could materially affect our business, results of operations and liquidity.

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

At December 31, 2009, $4.6 billion of our $5.5 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the continuing volatilities in the market and economy as a whole. For our fixed income securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. Mortgage-backed and other asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or extension risk when cash flows may be received later than anticipated because of rising interest rates. For mortgage-backed securities, credit risk exists if mortgagees default on the underlying mortgages. Notwithstanding the relatively low historical rates of default on many of these obligations, during an economic downturn, our municipal bond portfolio could be subject to a higher risk of default or impairments due to declining municipal tax bases and revenue. Although we maintain an investment grade portfolio (97% are rated “A” or better), all of our fixed income securities are subject to credit risk. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issurer defaults, we could have realized losses associated with the impairment of the securities.

The impact of market fluctuations affects our financial statements. Because the majority of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. Unrealized pretax net investment gains (losses) on investments in fixed income securities were $141.7 million in 2009, $(10.4) million in 2008 and $26.7 million in 2007.

In 2007 and 2008 and continuing in 2009, the financial markets and the economy have been severely affected by various events. This has impacted interest rates and has caused large writedowns in other companies’ financial instruments either due to the market fluctuations or the impact of the events on the debtors’ financial condition. The continuing turmoil in the financial markets and the economy could adversely affect the valuation of our investments and cause us to have to record other-than-temporary impairment losses on our investments, which could have a material adverse effect on our financial position and result of operations.

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

We cannot predict whether we will be able to find suitable acquisition targets nor can we predict whether we would be able to acquire these additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt and/or the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could materially adversely affect our financial position and results of operations.

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

We underwrite insurance coverages that are denominated in a number of foreign currencies, and we establish and maintain our loss reserves with respect to these policies in their respective currencies. We hold assets denominated in comparable foreign currencies to economically hedge the foreign currency risk related to these reserves and other liabilities denominated in foreign currencies. Our net earnings could be adversely affected by exchange rate fluctuations if we do not hold offsetting positions. Our principal area of exposure relates to fluctuations in exchange rates between the major European currencies (particularly the British pound sterling and the Euro) and the U.S. dollar. Consequently, a change in the exchange rate between the U.S. dollar and the British pound sterling or the Euro could have a materially adverse effect on our results of operations.

Our information technology systems may fail or suffer a loss of security, which could adversely affect our business.

Our business is highly dependent upon the successful and uninterrupted functioning of our computer systems. We rely on these systems to perform actuarial and other modeling functions necessary for writing business, to process our premiums and policies, to process and make claims payments, and to prepare all of our management and external financial statements and information. The failure of these systems could interrupt our operations. In addition, in the event of a disaster such as a natural catastrophe, an industrial accident, a blackout, a computer virus, a terrorist attack or war, our systems may be inaccessible for an extended period of time. These systems failures or disruptions could result in a material adverse effect on our business results.

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

The administration in Washington, D.C. is a proponent of potential changes in the country’s health care delivery system.

The administration is Washington, D.C. has as one of its key goals to significantly increase the percentage of the population that is covered for health care costs. This may result in significant changes in our health care delivery system in the United States. The type and scope of changes, if any, are not known at this time, but, if changes are made, they could have a material adverse effect on the volume and profitability of our medical stop-loss, medical excess and short-term medical insurance products.

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

If we experience difficulties with outsourcing relationships, our ability to conduct our business might be negatively impacted.

We outsource certain business and administrative functions to third parties and may do so increasingly in the future. If we fail to develop and implement our outsourcing strategies or our third party providers fail to perform as anticipated, we may experience operational difficulties, increased costs and a loss of business that may have a material adverse effect on our results of operations or financial condition. By outsourcing certain business and administrative functions to third parties, we may be exposed to enhanced risk of data security breaches. Any breach of data security could damage our reputation and/or result in monetary damages, which, in turn, could have a material adverse effect on our results of operations or financial condition.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal and executive offices are located in Houston, Texas, in buildings owned by Houston Casualty Company. We also maintain offices in approximately 50 locations elsewhere in the United States, the United Kingdom, Spain and Ireland. The majority of these additional locations are in leased facilities.

Our principal office facilities are as follows:

Subsidiary	Segment	Location	Sq. Ft.	Termination Date of Lease

Houston Casualty Company	Insurance Company	Houston, Texas	77,000	Owned
HCC and Houston Casualty Company	Insurance Company and Corporate	Houston, Texas	51,000	Owned
HCC Surety Group	Insurance Company	Los Angeles, California	40,000	May 31, 2017
Professional Indemnity Agency	Agency	Mount Kisco, New York	38,000	Owned
HCC International Insurance Company	Insurance Company	London, England	30,000	December 24, 2015
HCC Life Insurance Company	Insurance Company	Atlanta, Georgia	29,000	December 31, 2011
HCC Specialty Underwriters	Agency	Wakefield, Massachusetts	28,000	December 31, 2010
U.S. Specialty Insurance Company-Aviation Division	Insurance Company	Dallas, Texas	28,000	August 31, 2013
G. B. Kenrick & Associates, Inc.	Agency	Auburn Hills, Michigan	27,000	May 31, 2012
HCC Life Insurance Company	Insurance Company	Minneapolis, Minnesota	25,000	September 30, 2012

See also Note 13 to our Consolidated Financial Statements included in this Form 10-K.

Item 3.	Legal Proceedings

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

Item 4.	Reserved

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock trades on the New York Stock Exchange under the ticker symbol “HCC.”

The intra-day high and low sales prices for quarterly periods from January 1, 2008 through December 31, 2009, as reported by the New York Stock Exchange, were as follows:

	2009		2008
	High	Low	High	Low

First quarter	$26.68	$20.07	$29.03	$21.26
Second quarter	27.54	23.02	25.99	20.48
Third quarter	28.81	23.42	30.00	19.12
Fourth quarter	29.01	25.58	26.95	14.17

On February 19, 2010, the last reported sales price of our common stock as reported by the New York Stock Exchange was $28.24 per share.

Shareholders

We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 19, 2010, there were 119.2 million shares of common stock issued and 114.6 million shares of common stock outstanding held by 716 shareholders of record; however, we estimate there are approximately 76,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis in 2009 and 2008 were as follows:

	2009	2008

First quarter	$.125	$.110
Second quarter	.125	.110
Third quarter	.135	.125
Fourth quarter	.135	.125

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

Issuer Purchases of Equity Securities

On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. The share repurchase plan authorized repurchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Repurchases under the plan were subject to market and business conditions, as well as the Company’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The repurchase plan did not obligate the Company to purchase any particular number of shares, and may be suspended or discontinued at any time at the Company’s discretion. As of December 31, 2009, we had repurchased $98.8 million or 4.7 million shares of our common stock in the open market pursuant to our repurchase program.

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2004 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s Midcap 400 Index. The graph assumes that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return to Shareholders
(includes reinvestment of dividends)

Company/Index	2004	2005	2006	2007	2008	2009
HCC Insurance Holdings, Inc.	$100.00	$136.15	$148.94	$134.97	$128.35	$136.89
S&P Composite 1500 Index	100.00	105.66	121.86	128.52	81.33	103.49
S&P Midcap 400 Index	100.00	112.56	124.17	134.08	85.50	117.46

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

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Statement of earnings data
Revenue
Net earned premium	$2,037,235	$2,007,774	$1,985,086	$1,709,189	$1,369,988
Fee and commission income	103,690	125,201	140,092	137,131	132,628
Net investment income	191,965	164,751	206,462	152,804	98,851
Other operating income	34,391	9,638	43,545	77,012	39,773
Net realized investment gain (loss)	12,076	(16,808)	13,188	(841)	1,448
Other-than-temporary impairment loss:
Total loss	(6,443)	(11,133)	—	—	—
Portion recognized in other comprehensive income	1,014	—	—	—	—

Net loss recognized in earnings	(5,429)	(11,133)	—	—	—

Total revenue	2,373,928	2,279,423	2,388,373	2,075,295	1,642,688

Expense
Loss and loss adjustment expense, net	1,215,759	1,211,873	1,183,947	1,011,856	919,697
Policy acquisition costs, net	363,966	381,441	366,610	319,885	261,708
Other operating expense	259,488	233,509	241,642	222,324	180,990
Interest expense	16,164	20,362	16,270	18,128	14,126

Total expense	1,855,377	1,847,185	1,808,469	1,572,193	1,376,521

Earnings from continuing operations before income tax expense	518,551	432,238	579,904	503,102	266,167
Income tax expense on continuing operations	164,683	130,118	188,351	165,191	81,921

Earnings from continuing operations	353,868	302,120	391,553	337,911	184,246
Earnings from discontinued operations, net of income taxes(1)	—	—	—	—	2,760

Net earnings	$353,868	$302,120	$391,553	$337,911	$187,006

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Basic earnings per share data
Earnings from continuing operations	$3.14	$2.63	$3.47	$3.04	$1.74
Earnings from discontinued operations(1)	—	—	—	—	0.03

Net earnings	$3.14	$2.63	$3.47	$3.04	$1.77

Weighted average shares outstanding	112,200	114,848	112,873	111,309	105,463

Diluted earnings per share data
Earnings from continuing operations	$3.11	$2.61	$3.35	$2.89	$1.68
Earnings from discontinued operations(1)	—	—	—	—	0.03

Net earnings	$3.11	$2.61	$3.35	$2.89	$1.71

Weighted average shares outstanding	113,058	115,463	116,997	116,736	109,437

Cash dividends declared, per share	$0.520	$0.470	$0.420	$0.375	$0.282

	December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)

Balance sheet data
Total investments	$5,456,229	$4,804,283	$4,672,277	$3,927,995	$3,257,428
Premium, claims and other receivables	600,332	770,823	763,401	864,705	884,654
Reinsurance recoverables	1,016,411	1,054,950	956,665	1,169,934	1,361,983
Ceded unearned premium	270,436	234,375	244,684	226,125	239,416
Goodwill	822,006	858,849	776,046	742,677	532,947
Total assets	8,834,391	8,332,000	8,074,520	7,626,025	7,022,231

Loss and loss adjustment expense payable	3,492,309	3,415,230	3,227,080	3,097,051	2,813,720
Unearned premium	1,044,747	977,426	943,946	920,350	807,109
Premium and claims payable	154,596	405,287	497,974	646,224	753,859
Notes payable	298,483	343,649	319,471	297,574	291,394
Shareholders’ equity	3,031,183	2,640,023	2,443,695	2,050,009	1,702,015

Book value per share(2)	$26.58	$23.27	$21.24	$18.35	$15.36

(1)	Discontinued operations in 2005 represent gains from a contractual earnout related to the 2003 sale of our retail brokerage operation, HCC Employee Benefits, Inc.

(2)	Book value per share is calculated by dividing outstanding shares into total shareholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data, the Consolidated Financial Statements and the related Notes thereto.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, underwriting agencies and participation in two Lloyd’s of London syndicates that we manage. Our shares trade on the New York Stock Exchange and closed at $27.97 on December 31, 2009 and $28.24 on February 19, 2010. We had a market capitalization of $3.2 billion at February 19, 2010.

We underwrite a variety of relatively non-correlated specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies, agencies and syndicates, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes and earthquakes to minimize the impact on our net earnings and shareholders’ equity.

Key facts about our consolidated group as of and for the year ended December 31, 2009 are as follows:

•	We had consolidated shareholders’ equity of $3.0 billion. Our book value per share increased 14% to $26.58.

•	We had net earnings of $353.9 million, or $3.11 per diluted share.

•	We generated $582.8 million of cash flow from operations.

•	We produced $2.4 billion of total revenue, which was $94.5 million, or 4%, higher than in 2008.

•	Our loss ratio was 59.7% and our combined ratio was 84.9%. Profitability from our underwriting operations remains at acceptable levels.

•	We declared dividends of $0.52 per share and paid $57.4 million of dividends.

•	We have $4.6 billion of fixed income securities with an average rating of AA+.

•	We repurchased 1.7 million shares of our common stock for $35.5 million, or an average cost of $21.36 per share. In the past two years, we have repurchased 4.7 million shares for $98.8 million, or an average cost of $21.14 per share.

•	We issued $300.0 million of 6.3% Senior Notes that mature in 2019.

•	We redeemed the remaining $124.7 million of our 1.30% convertible debt.

•	Our $575.0 million Revolving Loan Facility, which expires in December 2011, had no borrowings outstanding at December 31, 2009. The facility has an interest rate of 30-day LIBOR plus 25 basis points.

•	Our major domestic and international insurance companies have a financial strength rating of “AA (Very Strong)” from Standard & Poor’s Corporation. Our major domestic insurance companies have a financial strength rating of “AA (Very Strong)” from Fitch Ratings, “A1 (Good Security)” from Moody’s Investors Service, Inc., and “A+ (Superior)” by A.M. Best Company, Inc.

See the “Results of Operations” section below for additional discussion about the comparative effect of these items year-over-year.

During the past several years, we substantially increased our shareholders’ equity by retaining most of our earnings. With this additional equity, we increased the underwriting capacity of our insurance companies and made strategic acquisitions, adding new lines of business or expanding those with favorable underwriting characteristics. During the past three years, we completed eight business acquisitions, for total consideration of $101.0 million. Net earnings and cash flows from each acquired entity are included in our operations beginning on the effective date of each transaction.

The following section discusses our key operating results. The reasons for any significant variations between 2008 and 2007 are the same as those discussed for variations between 2009 and 2008, unless otherwise noted. Amounts in the following tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations

Net earnings were $353.9 million ($3.11 per diluted share) in 2009, compared to $302.1 million ($2.61 per diluted share) in 2008 and $391.6 million ($3.35 per diluted share) in 2007. The increase in net earnings for 2009 compared to 2008 primarily resulted from: 1) the 2009 commutation of a reinsurance contract that had been accounted for using the deposit method of accounting, 2) catastrophic losses in 2008 from the 2008 hurricanes, and 3) investment-related losses in 2008, as described more fully below. The decrease in net earnings for 2008 compared to 2007 primarily resulted from: 1) the investment-related losses in 2008 compared to income from these same investments in 2007, 2) the 2008 hurricane losses, and 3) the gain from sale of a strategic investment in 2007. Diluted earnings per share in 2009 and 2008 benefited from the repurchase of 1.7 million shares of our common stock in 2009 and 3.0 million shares of our common stock in 2008. The share repurchases reduced our diluted weighted-average shares outstanding, which were 113.1 million in 2009 and 115.5 million in 2008, compared to 117.0 million in 2007.

The following items affected pretax earnings in 2009, 2008 and 2007:

	2009	2008	2007

Pretax earnings (loss) from:
Commutation of reinsurance contract, net of related costs	$15,600	$—	$—
Prior years’ reserve development	53,524	82,371	26,397
2008 hurricanes (including reinsurance reinstatement premium)	—	(22,304)	—
Alternative investments	(958)	(30,766)	23,930
Net realized investment gain (loss) (excluding 2007 foreign currency gain)	12,076	(16,808)	(209)
Other-than-temporary impairments (recognized in earnings)	(5,429)	(11,133)	—
Trading securities	—	(11,698)	3,881
Sales of strategic investments and subsidiary, net	(2,266)	9,158	21,618

•	In 2009, we commuted, loss-free, all liability under a contract to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million. As a result of the termination, other operating income increased $20.5 million, and fee and commission income increased $5.0 million. This additional revenue was offset by $9.9 million of expenses for reinsurance and other direct costs, which were recorded in other operating expense.

•	In 2009, we had $53.5 million of favorable development of our prior years’ net loss reserves, primarily from our: 1) U.K. professional indemnity business, 2) the 2005 hurricanes and 3) an assumed quota share contract. We had favorable development of $82.4 million in 2008 and $26.4 million in 2007, primarily from those same lines, as well as our U.S. surety business. The redundancies in the three-year period related to our 2002-2006 underwriting years.

•	In 2008, we incurred gross losses of $98.2 million from Hurricanes Gustav and Ike (referred to herein as “the 2008 hurricanes”). Our pretax loss after reinsurance was $22.3 million, which included

$19.4 million of losses reported in loss and loss adjustment expense and $2.9 million of premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium.

•	In 2008 and 2007, we held alternative investments that generated $30.8 million of market-related losses and $23.9 million of income, respectively. We redeemed the investments in late 2008 and received $94.1 million of cash in 2009, which we reinvested in fixed income securities.

•	We had a net realized investment gain of $12.1 million from the sale of securities in 2009, compared to a $16.8 million loss in 2008 and a $13.2 million gain in 2007. In 2008, to manage credit-related risk in our investment portfolio, we sold all of our investments in preferred stock and certain bonds of entities that were experiencing financial difficulty, and recognized a realized investment loss of $23.4 million. The 2007 gain included $13.4 million of embedded currency conversion gains on certain available for sale fixed income securities that we sold, which was offset by a $13.4 million foreign currency loss recorded in other operating expense.

•	We recognized, through earnings, other-than-temporary impairment losses of $5.4 million in 2009 and $11.1 million in 2008 on securities in our available for sale securities portfolio. There were no other-than-temporary impairment losses in 2007.

•	In 2008 and 2007, our former trading portfolio had losses of $11.7 million and gains of $3.9 million, respectively. We sold the final two positions in 2008.

•	In 2009, we sold a strategic investment and realized a gain of $2.4 million, which was offset by a $4.7 million loss related to the sale of a subsidiary. In 2008 and 2007, we sold strategic investments and realized gains of $9.2 million and $21.6 million, respectively.

The following table sets forth the relationships of certain income statement items as a percent of total revenue.

	2009	2008	2007

Net earned premium	85.8%	88.1%	83.1%
Fee and commission income	4.4	5.5	5.9
Net investment income	8.1	7.2	8.6
Net realized investment and other-than-temporary gain (loss)	0.3	(1.2)	0.6
Other operating income	1.4	0.4	1.8

Total revenue	100.0	100.0	100.0
Loss and loss adjustment expense, net	51.2	53.2	49.6
Policy acquisition costs, net	15.3	16.7	15.4
Other operating expense	11.0	10.2	10.1
Interest expense	0.7	0.9	0.6

Earnings before income tax expense	21.8	19.0	24.3
Income tax expense	6.9	5.7	7.9

Net earnings	14.9%	13.3%	16.4%

Revenue

We generate our revenue from five primary sources:

•	risk-bearing earned premium produced by our insurance companies and syndicates,

•	non-risk-bearing fee and commission income received by our underwriting agencies,

•	investment income earned by all of our operations,

•	other operating income and losses, mainly related to strategic investments and events that do not occur each year, and

•	realized investment gains and losses and other-than-temporary impairment credit losses related to our fixed income securities portfolio.

Total revenue increased $94.5 million or 4% in 2009, compared to 5% decrease in 2008. The 2009 increase was due to: 1) higher net earned premium, 2) $25.0 million related to the commutation of a reinsurance contract in 2009 that had been accounted for using the deposit method of accounting, and 3) losses in 2008 on fixed income investments, alternative investments and trading securities, mainly due to the credit crisis. Although net earned premium was higher in 2008 than in 2007, the losses on fixed income investments, alternative investments and trading securities in 2008 reduced total revenue compared to 2007.

Gross written premium, net written premium and net earned premium are detailed below. In 2009, written premium reflects growth in our diversified financial products and London market account lines of business and from our 2008 acquisitions. Written premium also reflects reductions due to the discontinuance, in 2008, of an assumed quota share agreement and our U.K. motor business. Premium increased in 2008 principally from growth in our diversified financial products and other specialty lines of business and from acquisitions. Net written premium and net earned premium increased for the same reasons, as well as from higher retentions and lower reinsurance costs. See the “Insurance Company Segment” section below for additional discussion about the relationships and changes in premium revenue by line of business.

	2009	2008	2007

Gross written premium	$2,559,791	$2,498,763	$2,451,179
Net written premium	2,046,289	2,060,618	1,985,609
Net earned premium	2,037,235	2,007,774	1,985,086

The table below shows the source of our fee and commission income. The 17% decrease in 2009 primarily related to: 1) lower third party agency and broker commissions, 2) the sale of our reinsurance broker in the fourth quarter of 2009, 3) the sale of the operations of our commercial marine agency business in the second quarter of 2009 and 4) lower income from reinsurance overrides and profit commissions on quota share treaties, partially offset by 5) the $5.0 million termination payment in 2009 for commutation of a reinsurance contract that had been accounted for using the deposit method of accounting. The lower fee and commission income in 2008 resulted from a higher percentage of business being written directly by our insurance companies rather than being underwritten on behalf of third party insurance companies by our underwriting agencies, and higher retentions on certain lines of business.

	2009	2008	2007

Agencies	$75,527	$81,521	$92,230
Insurance companies	28,163	43,680	47,862

Fee and commission income	$103,690	$125,201	$140,092

The sources of our net investment income are detailed below.

	2009	2008	2007

Fixed income securities
Taxable	$106,690	$98,538	$88,550
Exempt from U.S. income taxes	82,760	76,172	62,044

Total fixed income securities	189,450	174,710	150,594
Short-term investments	3,230	20,931	37,979
Other	3,086	(26,949)	23,715

Total investment income	195,766	168,692	212,288
Investment expense	(3,801)	(3,941)	(5,826)

Net investment income	$191,965	$164,751	$206,462

Net investment income increased 17% in 2009 and decreased 20% in 2008. The 2009 increase was due to higher income from fixed income securities in 2009, generated from an increased level of investments, combined with the effect of the losses on alternative investments (primarily fund-of-fund hedge fund investments) in 2008. This increase was partially offset by our earning less income on short-term investments in 2009, due to significantly lower short-term market interest rates. The 2008 decrease in net investment income was primarily due to the effect of our alternative investments, which generated $30.8 million of losses in 2008 compared to $23.9 million of income in 2007. These investments were impacted by the severe decline in the equity and debt markets. We eliminated our exposure to alternative investments by notifying the fund managers in late 2008 that we planned to liquidate these investments. At December 31, 2008, our alternative investment portfolio was $46.0 million and we also had a $52.6 million receivable for redemption proceeds in the process of liquidation. During 2009, we collected substantially all of the redeemed funds and reinvested the proceeds in fixed income securities. Our 2007 investment expense was higher due to the cost of managing the alternative investment portfolio.

Investment income on our fixed income securities increased 8% in 2009 and 16% in 2008 due to growth in fixed income investments. Our portfolio increased $384.2 million in 2009 to $4.6 billion at December 31, 2009, compared to $4.3 billion at December 31, 2008 and $3.7 billion at December 31, 2007. The higher balances of fixed income securities in 2009 and 2008 resulted from: 1) cash flow from operations, 2) the increase in net loss reserves (particularly from our diversified financial products line of business, which generally has a longer time period between receipt of premium and reporting and payment of claims), 3) reinvestment of the redeemed alternative investments in 2009 and 4) the increase in fair value in 2009.

Other operating income increased $24.8 million in 2009 and decreased $33.9 million in 2008. The following table details the components of other operating income.

	2009	2008	2007

Contract using deposit accounting	$20,532	$2,013	$—
Strategic investments	4,538	12,218	27,627
Trading securities	—	(11,698)	3,881
Financial instruments	4,703	(608)	5,572
Sale of subsidiary	(4,678)	—	—
Sale of non-operating assets	—	2,972	2,051
Other	9,296	4,741	4,414

Other operating income	$34,391	$9,638	$43,545

The 2009 increase is due to a $20.0 million termination payment in 2009 to commute a reinsurance contract written in 2008 that had been accounted for using the deposit method of accounting. We entered into this agreement to provide reinsurance coverage for certain residential mortgage guaranty contracts. We recorded this contract using the deposit method of accounting, whereby all consideration received was initially recorded as a deposit liability and the changes in the deposit liability were recorded as a component of other operating income. The income from strategic investments relates to gains from selling different strategic investments in each year. The 2008 other operating income included losses from the decline in the market value of our trading securities, which we sold in 2008. The change in income from financial instruments was due to the effect on their value of foreign currency fluctuations in the British pound sterling compared to the U.S. dollar. In 2009, we sold 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited, and realized a loss of $4.7 million, primarily from related transaction costs. Period to period comparisons of our other operating income may vary substantially, depending on the earnings generated by new transactions or investments, income or loss related to changes in the market values of certain investments, and gains or losses related to any disposition.

In 2009, we sold certain fixed income securities and realized a $12.1 million net gain, compared to a $16.8 million net realized loss on the sale of securities in 2008. We had $5.4 million of other-than-temporary impairment losses recorded through earnings in 2009, compared to $11.1 million of other-than-temporary impairment losses in 2008. There were no other-than-temporary impairment losses in 2007. See the “Critical

Accounting Policies — Other-than-temporary Impairments in Investments” section below for additional discussion about our methodology for determining other-than temporary-impairment losses in all three years. Our net realized gain in 2007 included $13.4 million of embedded currency conversion gains on certain available for sale fixed income securities that we sold in December 2007. This realized gain was offset by a $13.4 million foreign currency loss recorded in other operating expense.

Expenses

We incur expenses for the following primary reasons:

•	insurance claims paid or payable to policyholders, as well as expenses to adjust and settle the claims, and potential liability for incurred but not reported claims (collectively referred to as “loss and loss adjustment expense”),

•	direct policy acquisition costs, such as commissions, premium taxes and compensation of our underwriters,

•	other operating expense, of which approximately 65% relates to compensation and benefits of our employees,

•	interest expense on debt and short-term borrowings, and

•	income taxes due to U.S. Federal, state, local and foreign jurisdictions.

Loss and loss adjustment expense was flat year-over-year in 2009 and increased 2% in 2008. The 2008 hurricanes increased the 2008 loss and loss adjustment expense by $19.4 million. Excluding the catastrophic hurricane losses, loss and loss adjustment expense was 2% higher in 2009 and 1% higher in 2008 compared to the respective prior year. Both years increased due to growth in net earned premium and were affected by changes in ultimate loss ratios and prior year redundant reserve development. Our loss ratio was 59.7% for 2009, compared to 60.4% for 2008 (which included 1.0 percentage point for the 2008 hurricanes) and 59.6% for 2007.

Policy acquisition costs decreased 5% in 2009 and increased 4% in 2008. In 2008, we recognized $3.8 million of expense to write off the deferred policy acquisition costs related to a line of business that had a premium deficiency reserve at December 31, 2008. These costs otherwise would have been expensed as policy acquisition costs in 2009. The 2009 decrease also was due to lower commission rates on certain lines of business and a change in the mix of business. The 2008 increase also was due to a change in the mix of business to lines with a lower loss ratio but higher expense ratio. See the “Insurance Company Segment” section below for additional discussion of the changes in our loss ratios by line of business and our policy acquisition costs.

Other operating expense, which includes compensation expense, increased 11% in 2009 and decreased 3% in 2008. Excluding the effect of the $13.4 million charge in 2007 that is described below, other operating expense increased 2% in 2008. The 2009 increase in other operating expense primarily was due to compensation and other operating expenses of businesses acquired in late 2008 and 2009, as well as higher bonus expense for profit-related bonus programs for our underwriters. In addition, the 2009 other operating expense included $9.9 million of expenses for costs directly related to the 2009 commutation of a reinsurance contract that had been accounted for using the deposit method of accounting. The 2009 other operating expense was partially offset by a $5.6 million benefit from the reversal of a reserve for uncollectible reinsurance for previously reserved recoverables that now are expected to be collected.

In 2007, we had a $13.4 million charge to correct the accounting for embedded currency conversion gains on certain fixed income securities classified as available for sale. Between 2005 and 2007, we used certain available for sale fixed income securities, denominated in British pound sterling, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currency. We had incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed

$13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. In 2008, we purchased a portfolio of bonds that we designated as held to maturity to economically hedge our foreign currency exposures. Our 2007 other operating expense also included professional fees and legal costs related to our 2006 stock option investigation.

Other operating expense includes $16.0 million, $13.7 million and $12.0 million in 2009, 2008 and 2007, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs, related to stock-based compensation for our underwriters. At December 31, 2009, there was approximately $22.9 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.6 years. In January 2010, we granted $12.2 million of restricted stock awards, with a weighted-average life of 7.9 years, to key employees. In 2010, we expect to recognize $13.2 million of compensation expense, including the amortization of deferred policy acquisition costs, for all stock-based awards outstanding at December 31, 2009 plus the newly-granted 2010 awards.

We had 1,864 employees at December 31, 2009 and 2008 and 1,685 employees at December 31, 2007. The number of new employees hired in 2009 was offset by the loss of employees due to the sale of two businesses in June and October 2009.

Interest expense decreased $4.2 million in 2009 and increased $4.1 million in 2008. During the three-year period until the fourth quarter of 2009, we had $124.7 million of 1.30% Convertible Notes outstanding and we borrowed and repaid our Revolving Loan Facility, as needed. The year-over-year changes in total interest expense primarily related to the borrowing levels on our Revolving Loan Facility. Interest on the facility was based on 30-day LIBOR (0.23%, 0.44% and 4.60% at December 31, 2009, 2008 and 2007, respectively) plus 25 basis points, but the effective interest on a portion of the facility was 4.60% due to interest rate swap agreements. In the fourth quarter of 2009, we issued $300.0 million of 6.30% Senior Notes due 2019, with an effective interest rate of 6.37%, and redeemed the Convertible Notes. Our 2009 interest expense includes $2.4 million for the Senior Notes. Our future annual interest expense on the Senior Notes will be approximately $19.0 million. See the “Liquidity and Capital Resources” section below for additional information about our debt structure.

Our effective income tax rate was 31.8% for 2009, compared to 30.1% for 2008 and 32.5% for 2007. The lower effective rate in 2008 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.

Total assets were $8.8 billion and shareholders’ equity was $3.0 billion, up from $8.3 billion and $2.6 billion, respectively, at December 31, 2008. Our book value per share was $26.58 at December 31, 2009, compared to $23.27 at December 31, 2008 and $21.24 at December 31, 2007. Our year-end 2009 consolidated shareholders’ equity benefited from an $89.7 million increase in the after-tax unrealized net investment gain related to our available for sale fixed income securities compared to year-end 2008. In 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock. We repurchased 1.7 million shares for $35.5 million at a weighted-average cost of $21.36 per share in 2009 and 3.0 million shares for $63.3 million at a weighted-average cost of $21.02 per share in 2008. The impact of the share repurchases increased our book value per share by $0.22 in 2009 and $0.06 in 2008.

Segments

We operate our businesses in three segments: insurance company, agency and other operations. Our Chief Executive Officer, as chief decision maker, monitors and evaluates the individual financial results of key subsidiaries in the insurance company and agency segments. Each subsidiary provides monthly reports of its actual and budgeted results, which are aggregated on a segment basis for management review and monitoring. The operating results of our insurance company, agency, and other operations segments are discussed below.

Insurance Company Segment

Net earnings of our insurance company segment increased $60.8 million, or 20%, to $362.5 million in 2009 compared to $301.7 million in 2008 and $357.8 million in 2007. The 2009 increase resulted from: 1) higher premium volume, 2) the net impact of the commutation in 2009 of a reinsurance contract that had been accounted for using the deposit method of accounting and 3) higher investment income. The lower 2008 earnings were primarily due to alternative investment losses, net realized investment losses and the 2008 hurricane losses. Margins in our insurance companies remain at an acceptable level of profitability in 2009 even though there is pricing competition in certain of our markets.

Premium

Gross written premium increased 2% in each of the past two years to $2.6 billion in 2009 and $2.5 billion in 2008. Our net written premium in 2009 was essentially flat at $2.0 billion, while our net earned premium increased 1% to $2.0 billion. In 2008, net written premium increased 4% and net earned premium increased 1%. Our gross written premium grew in 2009 due to additional writings in our diversified financial products and London market account lines of business and in our recently acquired businesses, offset by lower writings of aviation business and the discontinuance, in 2008, of both an assumed quota share contract and our U.K. motor business. Premium increased in 2008 due to our 2008 acquisitions.

In both years, higher demand and increased prices in certain products moderated the effect of decreased writings and lower prices in lines impacted by competitive market pressures. We wrote more business in our diversified financial products lines, particularly in our directors’ and officers’ liability and credit businesses, as prices increased in late 2008 and the market reacted to financial issues with other insurance companies. We elected to write less premium in certain lines, such as domestic aviation, that were affected by competition. Net written premium decreased in 2009 because we elected to reinsure more directors’ and officers’ liability business and the cost for reinsurance in our London market account was higher. The overall percentage of retained premium, as measured as the percent of net written premium to gross written premium, decreased slightly to 80% in 2009 from 82% in 2008 and 81% in 2007.

The following table details premium amounts and their percentages of gross written premium.

	2009		2008		2007
	Amount	%	Amount	%	Amount	%

Direct	$2,308,667	90%	$2,156,613	86%	$2,000,552	82%
Reinsurance assumed	251,124	10	342,150	14	450,627	18

Gross written premium	2,559,791	100	2,498,763	100	2,451,179	100
Reinsurance ceded	(513,502)	(20)	(438,145)	(18)	(465,570)	(19)

Net written premium	2,046,289	80	2,060,618	82	1,985,609	81
Change in unearned premium	(9,054)	—	(52,844)	(2)	(523)	—

Net earned premium	$2,037,235	80%	$2,007,774	80%	$1,985,086	81%

The following tables provide premium information by line of business and major product lines.

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium

Year Ended December 31, 2009
Diversified financial products
Directors’ and officers’	$529,607	$376,021	71%	$371,650
Errors and omissions	257,786	222,664	86	234,768
Other professional liability	81,222	58,815	72	39,123
U.S. surety and credit	203,522	189,208	93	182,627
International surety and credit	75,776	68,887	91	68,162

	1,147,913	915,595	80	896,330

Group life, accident and health
Medical stop-loss	633,573	633,571	100	633,572
Other medical	137,187	137,187	100	134,161
Other	75,281	26,020	35	29,887

	846,041	796,778	94	797,620

Aviation	176,073	124,336	71	129,626

London market account
Energy	98,934	49,452	50	49,116
Other	87,669	52,955	60	54,043

	186,603	102,407	55	103,159

Other specialty lines
Public risk	66,176	48,524	73	39,986
HCC Lloyd’s	42,961	35,721	83	40,273
Other	93,872	22,802	24	30,114

	203,009	107,047	53	110,373

Discontinued lines	152	126	nm	127

Totals	$2,559,791	$2,046,289	80%	$2,037,235

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium

Year Ended December 31, 2008
Diversified financial products
Directors’ and officers’	$456,285	$341,698	75%	$312,135
Errors and omissions	274,293	246,185	90	227,667
Other professional liability	62,585	42,686	68	31,753
U.S. surety and credit	183,384	175,533	96	167,914
International surety and credit	75,175	65,905	88	66,135

	1,051,722	872,007	83	805,604

Group life, accident and health
Medical stop-loss	616,878	616,878	100	616,900
Other medical	136,111	136,111	100	121,865
Other	76,914	36,490	47	38,503

	829,903	789,479	95	777,268

Aviation	185,786	136,019	73	139,838

London market account
Energy	97,334	57,913	59	57,262
Other	78,227	49,321	63	49,595

	175,561	107,234	61	106,857

Other specialty lines
Public risk	42,871	28,553	67	25,600
HCC Lloyd’s	72,349	63,191	87	62,126
Other	135,801	59,376	44	85,723

	251,021	151,120	60	173,449

Discontinued lines	4,770	4,759	nm	4,758

Totals	$2,498,763	$2,060,618	82%	$2,007,774

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium

Year Ended December 31, 2007
Diversified financial products
Directors’ and officers’	$395,084	$296,955	75%	$326,099
Errors and omissions	274,131	216,382	79	223,566
Other professional liability	41,665	28,782	69	30,216
U.S. surety and credit	174,434	162,607	93	141,957
International surety and credit	78,041	66,922	86	55,576

	963,355	771,648	80	777,414

Group life, accident and health
Medical stop-loss	607,984	607,984	100	607,980
Other medical	110,593	110,593	100	110,593
Other	80,107	40,630	51	39,943

	798,684	759,207	95	758,516

Aviation	195,809	145,761	74	153,121

London market account
Energy	114,649	53,580	47	59,249
Other	99,067	64,661	65	65,360

	213,716	118,241	55	124,609

Other specialty lines
Public risk	33,302	22,085	66	17,414
HCC Lloyd’s	73,648	67,874	92	56,032
Other	173,090	101,192	58	98,378

	280,040	191,151	68	171,824

Discontinued lines	(425)	(399)	nm	(398)

Totals	$2,451,179	$1,985,609	81%	$1,985,086

nm — Not meaningful comparison

The changes in premium volume and retention levels between years resulted principally from the following factors:

•	Diversified financial products — Gross and net written premium increased in 2009 because we wrote more domestic directors’ and officers’ liability and credit business at higher prices in 2009. Our U.S. surety premium grew in 2009 due to an acquisition in early 2009. Premium volume in our other major products in this group was stable, although pricing for certain of these products is down slightly. Earned premium increased in 2009 primarily due to the higher volume of directors’ and officers’ liability business written in both 2009 and the last half of 2008. Our retention was lower in 2009 because we are reinsuring more directors’ and officers’ liability business.

Written premium increased in 2008 due to higher policy count and price increases in our directors’ and officers’ liability business, particularly for financial institution accounts, and in our U.S. credit business. In addition, increases in quota share retentions on employment practices liability business and some parts of our errors and omissions liability business increased the 2008 net written premium and retention rate. Premium volume of our other major products was stable in 2008, although pricing for certain products was down. During 2008, we also wrote three new products grouped in other professional liability.

•	Group life, accident and health — Our medical stop-loss business grew in 2009 from a medical stop-loss agency acquired in late 2008. The 2009 increase in net earned premium and the 2008 increase in premium were due to our acquisition of an agency in early 2008, which writes short-term medical insurance using one of our managed Lloyd’s syndicates as the issuing carrier. We retain most of our medical stop-loss and short-term medical business because the business traditionally has been non-volatile and has little catastrophic exposure.

•	Aviation — We wrote less aviation business in 2009 and 2008 due to continuing competition on U.S. business and lack of growth in the general aviation industry. Pricing on this line remains competitive, although we saw price increases on the international portion of this business in 2009. Our underwriting margins on both U.S. and international business continue to be at expected levels.

•	London market account — This line of business has the most exposure to catastrophic losses from hurricanes and earthquakes. Rates can change quickly, leading to higher premium volatility than our other lines of business. Gross written premium increased in 2009 due to writing more property business. Net written and net earned premium were lower in 2009 due to increased spending on reinsurance. Written premium decreased in 2008 due to increased competition and lower rates. Also, in 2008, we discontinued writing our marine excess of loss book of business due to unacceptable pricing. We expect premium volume to increase in 2010, as we recently hired an underwriting team to write property reinsurance.

•	Other specialty lines — Premium in our public risk businesses increased in 2009 due to acquisitions in late 2008. Premium decreased in our HCC Lloyd’s line in 2009 and 2008 due to discontinuance of our U.K. motor business in mid-2008. Premium also decreased in 2009 and 2008 due to expiration of an assumed quota share contract in the first half of 2008. The decrease in the retention percentages in 2009 and 2008 was due to the change in mix of business in this line.

Reinsurance

Annually, we analyze our threshold for risk in each line of business and on an overall consolidated basis, based on a number of factors, including market conditions, pricing, competition and the inherent risks associated with each business type, and then we structure our reinsurance programs. Based on our analysis of these factors, we may determine not to purchase reinsurance for some lines of business. We generally purchase reinsurance to reduce our net liability on individual risks and to protect against catastrophe losses and volatility. We retain underwriting risk in certain lines of business in order to retain a greater proportion of expected underwriting profits. We have chosen not to purchase any reinsurance on businesses where volatility or catastrophe risks are considered remote and limits are within our risk tolerance.

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

In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers arrange for the placement of this proportional and other reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

Our Reinsurance Security Policy Committee carefully monitors the credit quality of the reinsurers with which we do business on all new and renewal reinsurance placements and on an ongoing, current basis. The Committee uses objective criteria to select and retain our reinsurers, which include requiring: 1) minimum surplus of $250 million, 2) minimum capacity of £100 million for Lloyd’s syndicates, 3) financial strength rating of “A−” or better from A.M. Best Company, Inc. or Standard & Poor’s Corporation, 4) an unqualified opinion on the reinsurer’s financial statements from an independent audit, 5) approval from the reinsurance broker, if a party to the transaction, and 6) a minimum of five years in business for non-U.S. reinsurers. The Committee approves exceptions to these criteria when warranted. Our recoverables are due principally from highly-rated reinsurers.

Our reinsurance recoverables decreased in amount and as a percentage of our shareholders’ equity during 2009. The percentage of reinsurance recoverables compared to our shareholders’ equity was 34% and 40% at December 31, 2009 and 2008, respectively. In 2009, we collected certain reinsured losses from the 2008 hurricanes and several other large individual losses from 2008 that were highly reinsured. These reductions were partially offset by increased recoverables from our U.S. credit business and from our increased writings of directors’ and officers’ liability business in the past several years, where it takes longer for claims reserves to result in paid claims.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We have a reserve of $2.9 million at December 31, 2009 for potential collectability issues related to reinsurance recoverables, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

One of our insurance companies previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2009 and 2008, were $61.3 million and $64.2 million, respectively.

Losses and Loss Adjustment Expenses

The table below shows the composition of gross incurred loss and loss adjustment expense.

	2009		2008		2007
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

(Redundant) adverse development:
Discontinued accident and health adjustments	$(1,244)	—%	$34,148	1.4%	$(46,531)	(1.9)%
Discontinued international medical malpractice adjustments	5,561	0.2	(536)	—	11,568	0.5
Other reserve redundancies	(94,752)	(3.8)	(105,656)	(4.3)	(55,658)	(2.3)

Total redundant development	(90,435)	(3.6)	(72,044)	(2.9)	(90,621)	(3.7)

2008 hurricanes	—	—	98,200	4.0	—	—
All other gross incurred loss and loss adjustment expense	1,579,331	62.8	1,609,338	65.5	1,443,031	59.2

Gross incurred loss and loss adjustment expense	$1,488, 896	59.2%	$1,635,494	66.6%	$1,352,410	55.5%

Our gross redundant reserve development relating to prior years’ losses was $90.4 million in 2009, $72.0 million in 2008 and $90.6 million in 2007. The other reserve redundancies resulted primarily from our review and reduction of gross reserves where the anticipated development was considered to be less than the recorded reserves. Redundancies and deficiencies also occur as a result of claims being settled for amounts different from recorded reserves, or as claims exposures change. The other gross reserve redundancies in all three years related primarily to reserve reductions from the 2002—2006 underwriting years in: 1) our diversified financial products line of business, primarily in our directors’ and officers’ liability, U.K. professional indemnity and U.S. surety products, 2) our London market account, which includes redundancies on the 2005 hurricanes and 3) for an assumed quota share program in our other specialty line of business. These products, with a duration of either medium or medium to long tailed, were new products for us in 2002—2004. Because we lacked sufficient internal data, we used industry, prior carrier and/or ceding company information to estimate our ultimate incurred losses for these products. Our actual experience in subsequent years, as claims were reported and matured, was better than expected due, in part, to better than expected market conditions and lower than expected severity and frequency of claims. As part of our 2009 reserve review, we re-estimated our exposure in our directors’ and officers’ liability business, which resulted in redundant reserve development in the 2004—2006 underwriting years that was substantially offset by an increase in reserves for the 2007 underwriting year. As part of our 2008 reserve review, we also increased the accident year 2008 losses for our directors’ and officers’ liability business due to increased claims activity, primarily from financial institutions. The largest portion of this increase was for policies written in 2007.

Loss reserves on international medical malpractice business, in run-off since shortly after we acquired the subsidiary in 2002 that wrote this business, were strengthened in 2009 due to recent negative court rulings, and in 2007 in response to a deteriorating legal and settlement environment at that time. These claims, with a medium to long tailed duration, have had a higher than expected severity and frequency due to unexpected rulings by Spanish courts.

There were also redundancies in both 2009 and 2008 from the 2005 hurricanes. As reported losses are settled, in some cases for less than their initial reserves, the need for additional incurred but not reported reserves has diminished.

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

The table below shows the composition of net incurred loss and loss adjustment expense.

	2009		2008		2007
	Amount	Loss Ratio	Amount	Loss Ratio	Amount	Loss Ratio

(Redundant) adverse development:
Discontinued accident and health commutations	$—	—%	$—	—%	$2,616	0.1%
Discontinued accident and health adjustments	716	—	3,429	0.2	376	—
Discontinued international medical malpractice adjustments	5,561	0.3	(526)	—	11,568	0.6
Other reserve redundancies	(59,801)	(2.9)	(85,274)	(4.2)	(40,957)	(2.1)

Total redundant development	(53,524)	(2.6)	(82,371)	(4.0)	(26,397)	(1.4)

2008 hurricanes	—	—	19,379	1.1	—	—
All other net incurred loss and loss adjustment expense	1,269,283	62.3	1,274,865	63.3	1,210,344	61.0

Net incurred loss and loss adjustment expense	$1,215,759	59.7%	$1,211,873	60.4%	$1,183,947	59.6%

Our net redundant reserve development relating to prior years’ losses was $53.5 million in 2009, $82.4 million in 2008 and $26.4 million in 2007. The reasons for the net redundant development mirror the reasons described in the previous paragraphs for the gross redundant development. We believe we have provided for all material net incurred losses as of December 31, 2009.

The following table provides comparative net loss ratios by line of business and major product lines.

	2009		2008		2007
	Net	Net	Net	Net	Net	Net
	Earned	Loss	Earned	Loss	Earned	Loss
	Premium	Ratio	Premium	Ratio	Premium	Ratio

Diversified financial products
Directors’ and officers’	$371,650	61.2%	$312,135	59.0%	$326,099	45.4%
Errors and omissions	234,768	49.6	227,667	50.0	223,566	48.4
Other professional liability	39,123	43.4	31,753	40.2	30,216	48.2
U.S. surety and credit	182,627	29.9	167,914	23.7	141,957	16.3
International surety and credit	68,162	50.9	66,135	56.1	55,576	38.5

	896,330	50.2	805,604	48.1	777,414	40.6

Group life, accident and health
Medical stop-loss	633,572	71.7	616,900	73.1	607,980	74.3
Other medical	134,161	86.0	121,865	80.9	110,593	95.1
Other	29,887	43.6	38,503	47.1	39,943	57.5

	797,620	73.0	777,268	73.1	758,516	76.4

Aviation	129,626	56.6	139,838	62.6	153,121	58.6

London market account
Energy	49,116	24.0	57,262	42.6	59,249	48.6
Other	54,043	41.5	49,595	50.8	65,360	61.2

	103,159	33.1	106,857	46.4	124,609	55.2

Other specialty lines
Public risk	39,986	66.3	25,600	72.3	17,414	66.9
HCC Lloyd’s	40,273	69.1	62,126	78.3	56,032	78.0
Other	30,114	49.6	85,723	57.6	98,378	61.5

	110,373	62.8	173,449	67.2	171,824	67.4

Discontinued lines	127	nm	4,758	nm	(398)	nm

Totals	$2,037,235	59.7%	$2,007,774	60.4%	$1,985,086	59.6%

Expense ratio		25.2		25.0		23.8

Combined ratio		84.9%		85.4%		83.4%

nm — Not meaningful comparison since ratios relate to discontinued lines of business.

The change in net loss ratios between years resulted principally from the following factors:

•	Diversified financial products — The total net loss ratios for this line of business reflect redundant net reserve development of $31.0 million in 2009, compared to $43.8 million in 2008 and $51.9 million in 2007. The 2009 and 2008 redundancies primarily related to our directors’ and officers’ liability and U.K. professional indemnity businesses for 2006 and prior underwriting years. The 2009 development included $70.3 million of additional loss reserves on our directors’ and officers’ liability business for policies written in 2007. Offsetting the redundant reserve development in 2008 was an increase of $50.1 million in our loss estimates on the 2008 accident year affecting business written in the 2007 and 2008 underwriting years, primarily for our directors’ and officers’ liability and credit businesses. Our U.S. surety business had favorable loss development in 2008 and 2007, but the 2009 accident year losses were higher than the 2008 accident year losses due to the impact of the current economic environment on the construction industry.

•	Group life, accident and health — While the net loss ratio remained flat in 2009, the 2009 net loss ratios reflect lower losses on our medical stop-loss business, offset by adverse development and higher losses on short-term medical and other medical coverages. Compared to 2007, the 2008 net loss ratio reflects lower losses on business acquired through an acquisition in late 2006 as the business was re-underwritten. The 2007 loss ratio also included some adverse development from prior years’ losses.

•	Aviation — Redundant development in 2009 was higher than in 2008, but was partially offset by higher accident year losses in 2009. The 2008 hurricanes increased the 2008 losses by $1.4 million and the 2008 loss ratio by 1.0 percentage point.

•	London market account — The 2009 net loss ratios included $12.9 million of redundant reserve development, of which $12.7 million related to the 2005 hurricanes. The redundancy reduced the 2009 total net loss ratio by 12.5 percentage points. The 2008 hurricanes increased the 2008 losses by $12.1 million and the 2008 loss ratio by 11.3 percentage points. There was also $21.4 million of redundant reserve development in 2008, mostly from our property and energy businesses, which included a $5.4 million reduction of the 2005 hurricane losses. The loss ratio in 2007 was slightly higher than expected due to adverse development in our London accident and health and energy businesses.

•	Other specialty lines — The 2009, 2008 and 2007 net loss ratios included $7.0 million, $8.7 million and $4.4 million, respectively, of redundant reserve development, primarily from an assumed quota share program. The 2008 hurricanes increased losses by $5.9 million and the 2008 loss ratio by 3.4 percentage points. We incurred larger than expected losses on our film completion and film production businesses in 2009 and on our U.K. motor business in 2008.

•	Discontinued lines — This line of business was adversely affected in 2009 and 2007 by the strengthening of the net loss reserves on our international medical malpractice business.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable (net of reinsurance ceded), the amount of our paid claims and our net paid loss ratios.

	2009	2008	2007

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,416,271	$2,342,800	$2,108,961
Net reserve additions from acquired businesses	36,522	29,053	742
Foreign currency adjustment	25,067	(82,677)	27,304
Incurred loss and loss adjustment expense	1,215,759	1,211,873	1,183,947
Loss and loss adjustment expense payments	1,137,779	1,084,778	978,154

Net reserves for loss and loss adjustment expense payable at end of year	$2,555,840	$2,416,271	$2,342,800

Net paid loss ratio	55.8%	54.0%	49.3%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. The net paid loss ratio has increased due to a variety of factors. In 2009, we commuted certain loss reserves related to excess workers’ compensation business that is in runoff for $43.9 million. This commutation had no material effect on net earnings but increased our net paid loss ratio by 2.1 percentage points in 2009. In 2008, we experienced an increase in payments on certain lines of business due to shortening the required reporting period, bringing claims processing in-house and responding to faster reporting of claims by insureds.

Policy Acquisition Costs

Policy acquisition costs, which are reported net of the related portion of commissions on reinsurance ceded, decreased to $364.0 million in 2009 from $381.4 million in 2008, which increased from $366.6 million in 2007. Policy acquisition costs as a percentage of net earned premium decreased to 17.9% in 2009, compared to 19.0% in 2008 and 18.5% in 2007. In 2008, we recognized $3.8 million of expense to write off the deferred policy acquisition costs related to a line of business that had a premium deficiency reserve at December 31, 2008. These costs otherwise would have been expensed as policy acquisition costs in 2009. In addition, fluctuations in the policy acquisition cost ratio year-over-year are due to lower commission rates on certain lines of business and a change in the mix of business. The GAAP expense ratio of 25.2% in 2009 compares to 25.0% in 2008 and 23.8% in 2007. The 2009 ratio is higher due to lower policy acquisition costs being offset by the negative effect of lower income from reinsurance overrides and profit commissions on quota share treaties.

Statutory

Regulatory guidelines suggest that a property and casualty insurer’s annual statutory gross written premium should not exceed 900% of its statutory policyholders’ surplus and net written premium should not exceed 300% of its statutory policyholders’ surplus. However, industry and rating agency guidelines place these ratios at 300% and 200%, respectively. Our property and casualty insurance companies have maintained premium to surplus ratios lower than such guidelines. For 2009, our statutory gross written premium to policyholders’ surplus was 112.1% and our statutory net written premium to policyholders’ surplus was 97.5%. At December 31, 2009, each of our domestic insurance companies’ total adjusted capital significantly exceeded the authorized control level risk-based capital level prescribed by the National Association of Insurance Commissioners.

Agency Segment

Revenue from our agency segment was $182.1 million in 2009, compared to $188.4 million in 2008 and $178.6 million in 2007. Revenue for 2009 included $5.0 million of fee and commission income related to the 2009 commutation of a reinsurance contract that had been accounted for using the deposit method of accounting. The decrease in 2009 revenue was due to the sales of our commercial marine agency business and our reinsurance broker during the year. The increase in 2008 was primarily due to underwriting agencies acquired in 2008.

Agency segment earnings decreased to $21.0 million in 2009 from $28.4 million in 2008 and $33.9 million in 2007. The agency segment has incurred higher interest expense and operating expense related to the acquired underwriting agencies, as well as expenses in 2009 directly related to the commutation of the reinsurance contract mentioned above. In addition, over the past three years, a higher percentage of business is being written directly by our insurance companies, rather than being underwritten on behalf of third party insurance companies by our underwriting agencies. The effect of this shift reduced fee and commission income in our agency segment, but added revenue and net earnings to our insurance company segment.

On June 30, 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five-year managing general underwriter agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We recognized an immaterial gain on the sale transaction. On October 3, 2009, we executed a contract to sell 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited, to an affiliate of Marsh & McLennan Companies, Inc. (MMC). We also executed an agreement with MMC and its affiliates whereby our insurance companies and agencies will continue to utilize MMC and its affiliates to place certain of our reinsurance programs. We recognized a loss on the transaction of $4.7 million, which was included in the other operations segment. Together, in 2009, these two operations contributed 11% and 23% of our agency segment revenue and net earnings, respectively.

Other Operations Segment

Our other operations segment generated revenue of $7.3 million in 2009 and 2008, compared to $38.9 million in 2007. Net earnings were $2.4 million, $2.2 million and $22.8 million in the respective years. Items impacting each year were as follows:

	2009	2008	2007

Strategic investments	$4,538	$12,218	$27,627
Trading securities	—	(11,698)	3,881
Sale of subsidiary	(4,678)	—	—
Service fees	3,818	3,985	2,384
Other	3,644	2,821	5,012

Total segment revenue	$7,322	$7,326	$38,904

The significant drop in revenue and net earnings was due to losses on our trading securities in 2008 and lower gains on the sales of strategic investments. We held a trading portfolio that we began to liquidate in 2006 and completed in 2008. Before their sales in 2008, two remaining positions generated losses due to poor market conditions. We invested the proceeds from all of these sales in fixed income securities. We realized gains of $2.4 million, $9.2 million and $21.6 million from the sales of strategic investments in 2009, 2008 and 2007, respectively. We recognized a loss related to the sale of our reinsurance broker in 2009. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.

Liquidity and Capital Resources

During 2008, there were significant disruptions in the world-wide and U.S. financial markets. A number of large financial institutions failed, received substantial capital infusions and loans from the U.S. and various other governments, or were merged into other companies. The market disruptions resulted in tightening of available sources of credit, increases in the cost of credit and significant liquidity concerns for many companies. Although these conditions continued throughout 2009, we have not been impacted in any material manner by these market conditions. We believe we currently have ample sources of liquidity at a reasonable cost based on the following:

•	We held $940.1 million of cash and liquid short-term investments at December 31, 2009, which was $415.3 million more than at December 31, 2008. We sold approximately $210.0 million of fixed income securities in the fourth quarter of 2009 and held the funds as short-term investments, pending reinvestment. In addition, we held cash to pay, among other items, $64.5 million of convertible notes in the process of redemption at year-end and $15.5 million for shareholder dividends, which we paid in 2010.

•	We have averaged over $580.0 million in cash from our operating activities, excluding commutations, during the three years ended December 31, 2009.

•	Our available for sale bond portfolio had a fair value of $4.5 billion at December 31, 2009, compared to $4.1 billion at December 31, 2008, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises; however, should we sell certain securities in the portfolio before their maturity, we cannot be assured that we would recoup the full reported fair value of the securities sold at the time of sale.

•	Our insurance companies have sufficient resources to pay potential claims in 2010. As shown in the “Contractual Obligations” section below, we project that our insurance companies will pay approximately $1.2 billion of claims in 2010 based on historical payment patterns and claims history. We project that they will collect approximately $314.7 million of reinsurance recoveries in 2010. These subsidiaries have a total $1.2 billion of cash, short-term investments, maturing bonds, and principal payments from asset-backed and mortgage-backed securities in 2010 that will be available to pay these expected claims. We project that there will be approximately $300 million of available cash flow to fund any additional claims payments, if needed, before consideration of expected cash flow from the insurance companies’ 2010 operations.

•	In November 2009, we used our “Universal Shelf” registration agreement to issue $300.0 million of unsecured 6.30% Senior Notes that are payable on November 15, 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. Our future interest expense will increase to approximately $19.0 million, compared to $16.1 million in 2009, which included $2.4 million for the Senior Notes. However, we were able to lock in long-term debt at a very favorable rate in a tight credit market.

•	We have a committed line of credit, led by Wells Fargo, through a syndicate group of banks. Our Revolving Loan Facility provides borrowing capacity to $575.0 million through December 2011 at a rate of 30-day LIBOR (0.23% at December 31, 2009) plus 25 basis points. After our long-term debt issuance discussed above, we repaid $335.0 million outstanding on the facility. We had no outstanding borrowings at December 31, 2009. We can draw against the Revolving Loan Facility any time at our request. If we do, we believe that the banks will be able and willing to perform on their commitments to us. The facility agreement had two restrictive financial covenants, with which we were in compliance at December 31, 2009.

•	We have a $152.0 million Standby Letter of Credit Facility that is used to guarantee our performance in two Lloyd’s of London syndicates. We increased this Standby Letter of Credit Facility from $82.0 million at December 31, 2008 in anticipation of our writing more business through our Lloyd’s syndicate in 2010.

•	In the fourth quarter of 2009, all of our 1.3% Convertible Notes were surrendered for redemption. We paid $60.1 million in December and $64.5 million in January 2010 to settle the principal amount. We issued 1.0 million shares of our common stock at an average conversion price of $27.96 per share to settle the premium on the notes.

•	Our domestic insurance subsidiaries have the ability to pay $217.8 million in dividends in 2010 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2010, together with cash held at year-end 2009, is expected to be sufficient to cover the holding company’s required cash disbursements.

•	Our debt to total capital ratio was 9.0% at December 31, 2009 and 11.5% at December 31, 2008, and our fixed charge coverage ratio was 25.13 for 2009. We have a “Universal Shelf” registration agreement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. The shelf registration provides us the means to access the debt and equity markets relatively quickly if we are satisfied with current pricing.

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

We generated cash from operations of $582.8 million in 2009, $506.0 million in 2008 and $726.4 million in 2007. The components of our net operating cash flows are summarized in the following table.

	2009	2008	2007

Net earnings	$353,868	$302,120	$391,553
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(15,186)	(41,248)	(60,671)
Change in unearned premium, net	14,259	43,835	3,062
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	64,960	89,910	342,556
Change in trading securities	—	49,091	9,362
(Gain) loss on investments	(3,518)	49,549	(58,736)
Other, net	168,414	12,711	99,310

Cash provided by operating activities	$582,797	$505,968	$726,436

Cash provided by operating activities increased $76.8 million in 2009 and decreased $220.5 million in 2008. In 2009, we paid $43.9 million of cash for an inward commutation of certain loss reserves, which reduced our 2009 cash provided by operating activities. In 2008 and 2007, we received $7.5 million and $101.0 million, respectively, of cash from outward commutations, which increased our cash provided by operating activities. Excluding the commutations, cash provided by operating activities was $626.7 million in 2009, $498.5 million in 2008 and $625.4 million in 2007.

In 2009, we received special cash receipts of: 1) $25.0 million to commute a reinsurance contract that had been accounted for using the deposit method of accounting and 2) $20.3 million to partially liquidate a receivable related to a derivative financial instrument. In addition, fiduciary funds, for which we earn the interest income, increased $91.0 million in 2009. The decrease in 2008 primarily resulted from a decrease in net earnings, as well as the timing of the collection of reinsurance recoverables and the payment of insurance claims. We collected more cash from reinsurers in early 2007 than in 2008 as a result of reimbursement of 2005 hurricane claims that we had paid in late 2006.

Investments

Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. We engage an independent investment advisor to oversee our investments, based on the investment policies promulgated by our Investment and Finance Committee, and to make investment recommendations. The majority of our investment assets are held by our insurance companies. The investment policy for each of our domestic insurance company subsidiaries must comply with applicable state and Federal regulations that prescribe the type, quality and concentration of investments. These regulations permit investments, within specified limits and subject to certain qualifications, in U.S. government, state and municipal obligations, corporate bonds, obligations of foreign countries, and preferred and common equity securities. The regulations generally allow certain other types of investments subject to maximum limitations. Investments of our foreign insurance companies must comply with the regulations of their country of domicile.

At December 31, 2009, we had $5.5 billion of total investments, an increase of $651.9 million from December 31, 2008. The increase resulted principally from our operating cash flows, a $141.7 million increase in the fair value of our available for sale fixed income securities, and $52.6 million of proceeds from redemption of our alternative investments, which were recorded as a receivable at year-end 2008. We redeemed all of our alternative investments in 2008 and reinvested the $94.1 million of proceeds in fixed income securities. We held $810.7 million of short-term investments at year-end 2009, which is higher than our normal level, because we liquidated certain fixed income securities in the fourth quarter and the funds were pending reinvestment.

We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $4.6 billion and $4.3 billion of fixed income securities at December 31, 2009 and 2008, respectively. At year-end 2009, 99% of our fixed income securities were investment grade, of which 83% were rated AAA or AA. The portfolio has a weighted-average maturity of 6.5 years and a weighted-average duration of 4.9 years.

The fair value of our fixed income securities fluctuates depending on general economic and market conditions. As market interest rates increase, the fair value will generally decrease, and as market interest rates decrease, the fair value will generally increase. At December 31, 2009, the net unrealized gain on our available for sale fixed income securities portfolio was $156.3 million, compared to $14.6 million at December 31, 2008. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income securities was $18.9 million at December 31, 2009 and $91.3 million at December 31, 2008. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. See the “Critical Accounting Policies — Other-than-temporary Impairments in Investments” section below for a description of the accounting policies and procedures that we use to determine our other-than-temporary impairment losses. Over the three-year period of 2007 — 2009, we realized only $16.6 million of other-than-temporary impairment losses through pretax earnings, of which $5.4 million were in 2009 and $11.1 million were in 2008.

In 2008, we began holding certain bonds in a held to maturity portfolio. This portfolio includes securities, denominated in currencies other than the functional currency of the subsidiary, for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims that we will pay in foreign currencies. The amortized cost of bonds in our held to maturity portfolio was $102.8 million at December 31, 2009 and $123.6 million at December 31, 2008. Any foreign exchange gain/loss on these bonds will be recorded through income and will substantially offset any foreign exchange gain/loss on the related liabilities. Conversely, the foreign exchange gain/loss on our available for sale securities is recorded as a component of accumulated other comprehensive income within shareholders’ equity until the related bonds mature or are sold and, for accounting purposes, does not offset the opposite foreign currency movement on the hedged liabilities that is recorded through income.

Our historical investment strategy has been to maximize interest income and yield, within our risk tolerance, rather than to maximize total return. The average long-term tax equivalent yield of our fixed income securities portfolio was 5.1%, 5.2% and 5.4% in 2009, 2008 and 2007, respectively. Our investment portfolio turnover will fluctuate, depending upon investment opportunities. Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized net realized investment gains (losses) of $12.1 million, $(16.8) million and $13.2 million in 2009, 2008 and 2007, respectively.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2009 and 2008.

	December 31,
	2009		2008
	Amount	%	Amount	%

Short-term investments	$810,673	15%	$497,477	10%
U.S. government and government agency securities	328,535	6	227,607	5
Fixed income securities of states, municipalities and political subdivisions	1,059,426	19	1,091,903	23
Special purpose revenue bonds of states, municipalities and political subdivisions	1,146,334	21	899,632	19
Corporate fixed income securities	559,824	10	511,638	11
Residential mortgage-backed securities	944,182	17	823,078	17
Commercial mortgage-backed securities	146,217	3	151,836	3
Asset-backed securities	14,365	—	65,952	1
Foreign government securities	307,891	6	333,365	7
Foreign non-government securities	134,091	3	151,707	3
Other investments	4,691	—	50,088	1

Total investments	$5,456,229	100%	$4,804,283	100%

This table shows the average amount of investments, net income earned, related yields and duration, and average rating of our fixed income securities.

	2009	2008	2007

Average investments, at cost	$5,071,688	$4,627,484	$4,126,644
Net investment income*	191,965	164,751	206,462
Average short-term yield*	0.5%	3.8%	5.2%
Average long-term yield*	4.2%	4.4%	4.5%
Average long-term tax equivalent yield*	5.1%	5.2%	5.4%
Average combined tax equivalent yield*	4.5%	4.2%	5.6%
Weighted-average maturity of fixed income securities	6.5 years	6.0 years	7.0 years
Weighted-average duration of fixed income securities	4.9 years	4.8 years	4.9 years
Weighted-average combined duration	4.2 years	4.3 years	4.2 years
Average rating of fixed income securities	AA+	AA+	AAA

*	Excluding realized and unrealized investment gains and losses.

This table summarizes our investments in fixed income securities by their rating category at December 31, 2009.

	Available for Sale		Held to Maturity
	Fair Value		Amortized Cost
	Amount	%	Amount	%

AAA	$2,176,909	48%	$102,792	100%
AA	1,556,500	34	—	—
A	662,617	15	—	—
BBB	108,318	2	—	—
BB and below	33,729	1	—	—

Total fixed income securities	$4,538,073	100%	$102,792	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA at December 31, 2009. Our portfolio of special purpose revenue bonds at December 31, 2009 and 2008 included $138.7 million and $150.9 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security, such as water, sewer and utility fees; highway tolls; airport usage fees; property, sales and fuel taxes; college tuition and services fees; and lease income. The table below summarizes our percentage holdings of special purpose revenue bonds by revenue source at December 31, 2009 and 2008.

	December 31,
	2009	2008

Water and sewer	27%	26%
Transportation	13	14
Education	14	11
Pre-refunded	13	17
Special tax	11	13
Leasing	8	9
Other	14	10

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2009. Although recent economic conditions in the United States may reduce the source of revenue for certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.

At December 31, 2009, we held a corporate bond portfolio with a fair value of $559.8 million, an overall rating of A, and a weighted-average life of approximately 3.0 years. We also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage obligations (CMOs) with a fair value of $944.2 million. Within our residential MBS/CMO portfolio, $887.6 million of securities, or 94%, were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government.

Within our residential mortgage-backed and asset-backed securities, we held bonds that are collateralized by prime, Alt A and subprime mortgages. All of these securities were current as to principal and interest. Details of these securities at December 31, 2009 were as follows:

	Fair Value	Average Rating	Weighted-Average Life

Prime	$52,495	BBB+	1.7 years
Alt A	4,091	BBB-	3.2 years
Subprime	1,547	A+	5.8 years

At December 31, 2009, we held a commercial MBS securities portfolio with a fair value of $146.2 million, an average rating of AAA, an average loan-to-value ratio of 69%, and a weighted-average life of approximately 4.7 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.

This table indicates the expected maturity distribution of our fixed income securities at December 31, 2009.

	Available		Asset-Backed and		Held to		Total
	for Sale		Mortgage-Backed		Maturity		Fixed Income
	Amortized Cost		Amortized Cost		Amortized Cost		Securities
	Amount	%	Amount	%	Amount	%	Amount	%

One year or less	$277,943	8%	$274,538	25%	$27,692	27%	$580,173	13%
One year to five years	1,103,086	34	807,140	75	67,789	66	1,978,015	44
Five years to ten years	800,382	24	—	—	7,311	7	807,693	18
Ten years to fifteen years	574,001	17	—	—	—	—	574,001	13
More than fifteen years	544,672	17	—	—	—	—	544,672	12

Total fixed income securities	$3,300,084	100%	$1,081,678	100%	$102,792	100%	$4,484,554	100%

The weighted-average life of our asset-backed and mortgage-backed securities is approximately 3.9 years based on expected future cash flows. In the table above, we allocated the maturities of asset-backed maturities and mortgage-backed securities based on the expected future principal payments.

Some of our fixed income securities have call or prepayment options. In addition, mortgage-backed and certain asset-backed securities have prepayment, extension or other market-related credit risk. Calls and prepayments subject us to reinvestment risk should interest rates fall and issuers call their securities and we reinvest the proceeds at lower interest rates. Prepayment risk exists if cash flows from the repayment of principal occurs earlier than anticipated because of declining interest rates. Extension risk exists if cash flows from the repayment of principal occurs later than anticipated because of rising interest rates. Credit risk exists if mortgagees default on the underlying mortgages. Net investment income and/or cash flows from investments that have call or prepayment options and prepayment, extension or credit risk may differ from what was anticipated at the time of investment. We mitigate these risks by investing in investment grade securities with varied maturity dates so that only a portion of our portfolio will mature at any point in time.

The fair value of our fixed income securities is sensitive to changing interest rates. As interest rates increase, the fair value will generally decrease, and as interest rates decrease, the fair value will generally increase. The fluctuations in fair value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. We estimate that a 1% increase in market interest rates would decrease the fair value of our fixed income securities by approximately $230.0 million before tax and a 1% decrease in market interest rates would increase the fair value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities. Higher interest rates would have a positive effect on net earnings and lower interest rates would have a negative effect on net earnings.

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

Our Level 1 investments are primarily U.S. Treasuries listed on stock exchanges. At December 31, 2009 and 2008, our Level 1 investments totaled $178.9 million and $87.7 million and represented 4% and 2% of our total assets measured at fair value, respectively. We use quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. At December 31, 2009 and 2008, our Level 2 investments totaled $4.4 billion and $4.0 billion and represented 96% and 97% of our total assets measured at fair value, respectively. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities valued at $2.4 million and $8.0 million in our consolidated balance sheets at December 31, 2009 and 2008. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of December 31, 2009 or 2008. In addition, we did not apply new accounting guidance issued in 2008 and 2009 for determining the fair value of securities in inactive markets since no markets for our investments were judged to be inactive as of December 31, 2009 and 2008.

Our Level 3 securities include certain fixed income securities and two insurance contracts that we account for as derivative financial instruments. At December 31, 2009 and 2008, our Level 3 investments totaled $4.7 million and $22.6 million, respectively, and represented less than 1% of our total assets measured at fair value. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs. Our exposure with respect to the two insurance contracts is measured based on movement in a specified U.K. housing index. We determine their fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms. In 2009, we collected $20.3 million to partially liquidate a receivable related to these contracts, which reduced the Level 3 value to $0.4 million at December 31, 2009. The remaining Level 3 value at year-end 2009 related to four commercial mortgage-backed and asset-backed securities. Transfers of investments into Level 3 occur due to our inability to obtain a fair value using inputs based on observable market data. Transfers of investments out of Level 3 occur because we were able to determine their fair value using inputs based on observable market data. Transfers in totaled $6.3 million and transfers out totaled $8.0 million in 2009.

See Note 2 to the Consolidated Financial Statements for tables that detail our assets and liabilities measured at fair value at December 31, 2009 and 2008, and the changes in our Level 3 category during 2009 and 2008. We excluded from our fair value disclosures our held to maturity investment portfolio measured at amortized cost and two other investments measured at cost. Our held to maturity portfolio had a fair value of $104.0 million at December 31, 2009 and $125.6 million at December 31, 2008. The two other investments collectively were valued at $4.1 million at December 31, 2009 and 2008.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2009.

		Estimated Payment Dates
	Total	2010	2011-2012	2013-2014	Thereafter

Gross loss and loss adjustment expense payable(1):
Diversified financial products	$1,953,555	$544,231	$699,977	$305,765	$403,582
Group life, accident and health	309,610	256,655	44,484	7,137	1,334
Aviation	126,826	55,901	45,265	15,526	10,134
London market account	259,271	123,415	108,084	23,279	4,493
Other specialty lines	447,646	153,677	179,092	74,782	40,095
Discontinued lines	395,401	54,873	81,815	74,931	183,782

Total loss and loss adjustment expense payable	3,492,309	1,188,752	1,158,717	501,420	643,420
Life and annuity policy benefits	61,313	2,214	4,188	3,888	51,023
6.30% Senior Notes(2)	489,000	18,900	37,800	37,800	394,500
1.30% Convertible Notes in process of conversion(3)	64,472	64,472	—	—	—
$575.0 million Revolving Loan Facility(4)	1,131	575	556	—	—
Interest rate swaps(5)	2,608	2,608	—	—	—
Operating leases	69,172	14,089	22,701	15,689	16,693
Earnout liabilities	62,683	38,280	24,403	—	—
Indemnifications	12,842	3,273	4,989	3,617	963

Total obligations	$4,255,530	$1,333,163	$1,253,354	$562,414	$1,106,599

In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	We redeemed our 1.30% Convertible Notes in November 2009 and paid cash to settle the remaining liability in January 2010.

(4)	The $575.0 million Revolving Loan Facility expires on December 19, 2011. At December 31, 2009, there were no outstanding borrowings on the facility, but we pay an annual commitment fee of 10.0 basis points, which is included in the above table.

(5)	Our interest rate swaps have a notional amount of $105.0 million and expire in November 2010. Under the terms of the swap agreements, we pay 2.94% and receive 30-day LIBOR (0.23% at December 31, 2009), the net of which is included in the above table.

Claims Payments

The following table compares our insurance company subsidiaries’ cash and investment maturities with their estimated future claims payments, net of reinsurance, at December 31, 2009.

		Maturities/Estimated Payment Dates
	Total	2010	2011-2012	2013-2014	Thereafter

Cash and investment maturities of insurance companies	$5,228,647	$1,172,835	$1,263,463	$785,583	$2,006,766
Estimated loss and loss adjustment expense payments, net of reinsurance	2,555,840	874,044	814,180	373,449	494,167

Estimated available cash flow	$2,672,807	$298,791	$449,283	$412,134	$1,512,599

The average duration of claims in many of our lines of business is relatively short, and, accordingly, our investment portfolio has a relatively short duration. The weighted-average duration of all claims was approximately 2.7 years in 2009 and 2.5 years in 2008 and 2007. The weighted-average duration of our fixed income securities was 4.9 years, 4.8 years and 4.9 years in 2009, 2008 and 2007, respectively. The longer duration of our fixed income securities reflects the effects of the investment of our capital. In recent years, we have expanded the directors’ and officers’ liability and errors and omissions liability components of our diversified financial products line of business, which have a longer claims duration than our other lines of business. We consider these different claims payment patterns in determining the duration of our investment portfolio.

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

Senior Notes

On November 10, 2009, we issued $300.0 million of 6.30% Senior Notes due 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. Interest is due semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured and subordinated general obligations of HCC Insurance Holdings, Inc., the parent holding company. The Senior Notes rank junior to any secured indebtedness and to all existing and future liabilities of our subsidiaries, including amounts owed to policyholders. We can redeem the notes in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of the indenture at December 31, 2009.

Convertible Notes

The terms of the 1.30% Convertible Notes provided that we could redeem the notes for cash anytime after April 4, 2009 by giving the holders 30 days notice. On November 20, 2009, we announced our intention to redeem all of the notes within the next 30 days. As a result, substantially all of the holders surrendered their notes for conversion before the redemption date. We redeemed the unsurrendered notes according to their terms by December 31, 2009. For conversion, we paid cash for the principal amount of the notes and issued our common stock for the value of the conversion premium. The premium was based on the weighted-average closing price of our stock for the ten trading days after conversion. The average conversion price was $27.96 per share. At December 31, 2009, all of the notes had been surrendered, but some had not yet been settled because the ten-day period had not expired. We paid $60.2 million principal as of December 31, 2009, with the remaining $64.5 million principal paid in January 2010. We classified the unpaid amount as accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2009. We issued 1.0 million shares of our common stock in conjunction with the conversion.

Revolving Loan Facility

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. In 2009, we repaid the $335.0 million outstanding balance with proceeds from our Senior Notes and other sources of cash. There were no outstanding borrowings at December 31, 2009. The interest rate on any borrowings is 30-day LIBOR (0.23% at December 31, 2009) plus 25 basis points. We pay an annual commitment fee of 10 basis points.

During 2009, we paid interest on the Revolving Loan Facility at a weighted-average rate of 0.44%. We had interest rate swap agreements, discussed below, that converted the effective interest rate on $200.0 million of the facility to a fixed rate of 4.6%. In addition, we paid a commitment fee of 10.0 basis points. The facility is collateralized by guarantees entered into by our domestic underwriting agencies and contains two restrictive financial covenants, with which we were in compliance at December 31, 2009.

At December 31, 2008, we had three interest rate swap agreements to exchange 30-day LIBOR (0.44% at December 31, 2008) for a 4.60% fixed rate on $200.0 million of our Revolving Loan Facility. The swaps qualified for cash flow hedge accounting treatment. The three swaps expired in November 2009. As of December 31, 2008, we had entered into two additional swaps for $105.0 million, which began when the original swaps expired and will expire in November 2010. These swaps were entered into with a future effective date to minimize our exposure to expected interest rate increases due to the credit and market conditions in 2008. The fixed rate on these swaps is 2.94%, and they were in a total unrealized loss position of $2.4 million at December 31, 2009. These swaps do not qualify for hedge accounting treatment and the change in value is reported in our consolidated statements of earnings.

Standby Letter of Credit Facility

We have a $152.0 million Standby Letter of Credit Facility, increased from $82.0 million at December 31, 2008, that is used to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC. The Standby Letter of Credit Facility contains the same two restrictive financial covenants as our Revolving Loan Facility, with which we were in compliance at December 31, 2009.

Subsidiary Letters of Credit

At December 31, 2009, certain of our subsidiaries had outstanding letters of credit with banks totaling $22.3 million, which were secured by fixed income securities with a fair value of $26.3 million.

Earnouts

Our prior acquisition of HCC Global Financial Products includes a contingency for future earnout payments, as defined in the purchase agreement, as amended. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. Pretax earnings include underwriting results on longer-duration business until all future losses are paid. When conditions specified under the purchase agreement are met, we record a net liability for amounts owed to or due from the former owners based on our estimate at that point in time of potential future losses. This net liability will fluctuate in the future, and the ultimate total earnout payments cannot be finally determined, until all claims are paid. We accrued a net liability of $18.0 million at December 31, 2009, with an offset to goodwill. Accrued amounts are paid according to contractual requirements in the purchase agreement, with $38.3 million due to the former owners in 2010.

Our 2008 acquisition of HCC Medical Insurance Services includes an earnout based on achievement of certain underwriting profit levels. At December 31, 2009, the accrued earnout, which will be paid in 2011, totaled $1.7 million.

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2015. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under an indemnification that covers certain net insurance losses that were incurred and reinsured prior to our sale of a subsidiary. We paid $4.8 million related to such claims in 2009. At December 31, 2009, we have recorded a liability of $12.9 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under this indemnification.

Subsidiary Dividends

The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. HCC’s obligations include servicing outstanding debt and interest, paying dividends to shareholders, repurchasing HCC’s common stock, and paying corporate expenses. Historically, we have not relied on dividends from our insurance companies to meet HCC’s obligations as we have had sufficient cash flow from our underwriting agencies to meet our corporate cash flow requirements. However, as a greater percentage of profit is now being earned in our insurance companies, we may have to increase the amount of dividends paid by our insurance companies in the future to fund HCC’s cash obligations.

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $217.8 million in dividends in 2010 without obtaining special permission from state regulatory authorities. In 2009, 2008 and 2007, our insurance company subsidiaries paid HCC dividends of $134.0 million, $111.8 million and $22.6 million, respectively.

Other

Our debt to total capital ratio was 9.0% at December 31, 2009 and 11.5% at December 31, 2008. Our fixed charge coverage ratio was 25.13 for 2009, 18.25 for 2008 and 29.51 for 2007.

In 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. The share repurchase plan authorized repurchases to be made in the open market or in privately negotiated transactions from time-to-time. In 2009, we repurchased 1.7 million shares of our common stock in the open market for a total cost of $35.5 million, and a weighted-average cost of $21.36 per share. In 2008, we repurchased 3.0 million shares in the open market for a total cost of $63.3 million, or $21.02 per share. Our total repurchases of $98.8 million were at a weighted-average cost of $21.14 per share.

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

Inflation can also affect interest rates. A significant increase in interest rates could have a material adverse effect on the fair value of our investments. The fair value of our fixed income securities was $4.6 billion at December 31, 2009. If market interest rates were to change 1%, the fair value of our fixed income securities would have changed approximately $230.0 million before tax at December 31, 2009. The change in fair value was determined using duration modeling assuming no prepayments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. A significant increase in interest rates could have an adverse effect on our net earnings, if we have outstanding borrowings under the facility. The interest rate on our 6.30% Senior Notes is fixed and not subject to interest rate changes.

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. There could be a negative impact on our net earnings from the effect of exchange rate fluctuations on these assets and liabilities. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Imbalances are generally net liabilities, and we economically hedge such imbalances with cash and short-term investments denominated in the same foreign currency as the net imbalance. Our gain (loss) from currency conversion was $0.6 million in 2009, $1.9 million in 2008 and ($1.8) million in 2007. The 2007 loss excludes a $13.4 million charge to correct the accounting for unrealized cumulative foreign exchange gains related to certain available for sale securities discussed previously. This loss was offset by a $13.4 million realized gain for embedded net foreign currency exchange gains when the securities were sold in 2007.

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

Loss and Loss Adjustment Expense

Our net loss and loss adjustment expense reserves are composed of reserves for reported losses and reserves for incurred but not reported losses (which include provisions for potential movement in reported losses, as well as for claims that have occurred but have not been reported to us), less a reduction for reinsurance recoverables related to those reserves. Reserves are recorded by product line and are undiscounted, except for reserves related to acquisitions.

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

To record reserves on our lines of business, we utilize expected loss ratios, which management selects based on the following: 1) information used to price the applicable policies, 2) historical loss information where available, 3) any public industry data for that line or similar lines of business, 4) an assessment of current market conditions and 5) a claim-by-claim review by management, where actuarially homogenous data is unavailable. Management also considers the point estimates and ranges calculated by our actuaries, together with input from our experienced underwriting and claims personnel. Because of the nature and complexities of the specialized types of business we insure, management may give greater weight to the expectations of our underwriting and claims personnel, who often perform a claim by claim review, rather than to the actuarial estimates. However, we utilize the actuarial point and range estimates to monitor the adequacy and reasonableness of our recorded reserves.

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

The table below shows our recorded net reserves at December 31, 2009 by line of business, the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low End of	High End of
	Net Reserves	Point Estimate	Actuarial Range	Actuarial Range

Total net reserves	$2,555,840	$2,464,206	$2,280,181	$2,727,401

Individual lines of business:
Diversified financial products	$1,428,688	$1,370,034	$1,177,412	$1,630,032
Group life, accident and health	276,599	270,752	245,773	297,574
Aviation	81,248	81,158	74,915	88,749
London market account	155,132	160,031	152,030	180,556
Other specialty lines	284,689	264,921	251,381	300,766
Discontinued lines	329,484	317,310	279,793	381,700

Total net reserves	$2,555,840

The excess of the total recorded net reserves over the actuarial point estimate was 3.6% of recorded net reserves at December 31, 2009, compared to 4.3% at December 31, 2008. The percentage will vary in total and by line depending on current economic events, the potential volatility of the line, the severity of claims reported and of claims incurred but not reported, management’s judgment with respect to the risk of development, the nature of business acquired in acquisitions, and historical development patterns.

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

Claims
Characteristics
Speed of
				Claim	Reserve	Major Actuarial
Line of Business	Products	Underwriting	Duration	Reporting	Volatility	Assumptions

Diversified financial products	Directors’ and officers’ liability	Direct and subscription	Medium to long	Moderate	Medium to high	Historical and industry loss reporting patterns Loss trends Rate changes

	Errors and omissions liability	Direct	Medium	Moderate	Medium	Historical loss reporting patterns
	Surety	Direct	Medium	Fast	Low	Historical loss payment and reporting patterns
Group life, accident and health	Medical stop-loss	Direct	Short	Fast	Low	Medical cost and utilization trends Historical loss payment and reporting patterns Rate changes
	Medical excess	Direct and assumed	Short	Fast	Low to medium	Historical loss payment and reporting patterns Loss trends Rate changes
Aviation	Aviation	Direct and subscription	Medium	Fast	Medium	Historical loss payment and reporting patterns
London market account	Energy*	Subscription	Medium	Moderate	Medium	Historical and industry loss payment and reporting patterns
Historical large loss experience
	Property*	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
	Marine	Subscription	Medium	Moderate	Medium	Historical loss payment and reporting patterns
Historical large loss experience
	Accident and health	Direct and assumed	Medium to long	Slow	High	Historical loss payment and reporting patterns
Other specialty	Liability	Direct and assumed	Medium	Moderate	Medium	Historical loss payment and reporting patterns
	Property	Direct and assumed	Short	Fast	Low	Historical loss payment and reporting patterns
Discontinued	Accident and health insurance	Assumed	Long	Slow	High	Historical and industry loss payment and reporting patterns
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high	Historical loss payment and reporting patterns

*	Includes catastrophe losses

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium. Assumed reinsurance represented 10% of our gross written premium in 2009 and 18% of our gross reserves at December 31, 2009. Approximately 45% of the assumed reinsurance reserves related to business in our discontinued lines, 31% related to assumed reinsurance in our London market account, aviation and diversified financial products lines of business, 15% related to assumed quota share surplus lines business in our other specialty lines, and 7% related to assumed business in our group life, accident and health line of business. The remaining assumed reinsurance reserves covered various other reinsurance programs. The table above recaps the underwriting, claims characteristics and major actuarial assumptions for our assumed reinsurance business.

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

The majority of the assumed reinsurance in our London market account, aviation and diversified financial products lines of business is facultative reinsurance. This business involves reinsurance of a company’s captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. In all cases, we underwrite the business and administer the claims, which are reported without a lag by the brokers. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business. We establish loss reserves for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business.

Our assumed quota share surplus lines business in our other specialty lines, which we discontinued writing in 2008, is recorded monthly with a two-month time lag. Case reserves are reported directly to us by the cedant, and we establish incurred but not reported reserves based on our estimates. We periodically contact and visit the cedant to discuss loss trends and review claim files. We also receive copies of the cedant’s loss triangles on individual products. Because of the frequent communication, we receive sufficient information to use many of the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

We underwrite the assumed group life, accident and health business and administer the claims. Disputes, if any, are administered in the normal course of business. The majority of the assumed reinsurance is due to medical excess products. Although very similar to our direct medical stop-loss business, it is written as excess reinsurance of HMOs, provider groups, hospitals and other insurance companies. We establish loss reserves for this line of business using the same methods and assumptions we would use to set reserves for comparable direct business.

The following tables show the composition of our gross, ceded and net reserves at December 31, 2009 and 2008.

				% Net
				IBNR to
				Net Total
At December 31, 2009	Gross	Ceded	Net	Reserves

Reported loss reserves:
Diversified financial products	$872,623	$248,398	$624,225
Group life, accident and health	185,656	5,249	180,407
Aviation	89,819	33,566	56,253
London market account	170,472	93,853	76,619
Other specialty lines	194,653	70,669	123,984

Subtotal reported reserves	1,513,223	451,735	1,061,488

Incurred but not reported reserves:
Diversified financial products	1,080,932	276,469	804,463	56%
Group life, accident and health	123,954	27,762	96,192	35
Aviation	37,007	12,012	24,995	31
London market account	88,799	10,286	78,513	51
Other specialty lines	252,993	92,288	160,705	56

Subtotal incurred but not reported reserves	1,583,685	418,817	1,164,868	52

Discontinued lines reported reserves	277,792	44,229	233,563
Discontinued lines incurred but not reported reserves	117,609	21,688	95,921	29

Total loss and loss adjustment expense payable	$3,492,309	$936,469	$2,555,840	49%

At December 31, 2008

Reported loss reserves:
Diversified financial products	$682,446	$207,750	$474,696
Group life, accident and health	171,326	8,550	162,776
Aviation	101,720	35,894	65,826
London market account	272,795	165,468	107,327
Other specialty lines	167,703	59,087	108,616

Subtotal reported reserves	1,395,990	476,749	919,241

Incurred but not reported reserves:
Diversified financial products	983,897	253,349	730,548	61%
Group life, accident and health	133,899	17,204	116,695	42
Aviation	59,914	25,481	34,433	34
London market account	131,753	60,482	71,271	40
Other specialty lines	239,988	82,848	157,140	59

Subtotal incurred but not reported reserves	1,549,451	439,364	1,110,087	55

Discontinued lines reported reserves	326,314	58,814	267,500
Discontinued lines incurred but not reported reserves	143,475	24,032	119,443	31

Total loss and loss adjustment expense payable	$3,415,230	$998,959	$2,416,271	51%

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

The percentage of net incurred but not reported reserves to net total reserves was 49% at December 31, 2009 and 51% at December 31, 2008. The reasons, by line of business, for changes in net reserves and the percentage of incurred but not reported reserves to total net reserves, other than changes related to normal maturing of claims, follow:

•	Diversified financial products — Total net reserves increased $223.4 million from 2008 to 2009 as this line of business continues to grow. The incurred but not reported portion of the total reserves for this line of business is higher than in most of our other lines, since these losses report slower and have a longer duration. This line includes our directors’ and officers’ liability, errors and omissions liability, and fiduciary liability coverages, which have experienced increased notices of claims, primarily from financial institutions, due to market and credit-related issues. The percentage of incurred but not reported reserves has decreased as claims mature.

•	Group life, accident and health — Total net reserves are flat year-over-year. The percentage of incurred but not reported reserves decreased in 2009 due to growth in our relatively new short-term medical products, for which claims are reported and settled faster.

•	London market account — Total net reserves decreased and the percentage of incurred but not reported reserves increased due to payment of claims on prior year hurricanes previously reported in case reserves.

•	Other specialty lines — Total net reserves increased due to our increased participation in our Lloyd’s of London syndicates, as well as growth in new products.

•	Discontinued lines — Total net reserves for our discontinued lines decreased $57.5 million in 2009, primarily due to a $43.9 million commutation of certain loss reserves for run-off assumed accident and health reinsurance business.

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

During 2008 and 2009, we conducted additional reviews of our potential loss exposures stemming from the U.S. and international economic environment, including subprime lending and trade credit issues. We write directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverages for public and private companies and not-for-profit organizations. Certain of this business is written for financial institutions that have potential exposure to shareholder lawsuits as a result of the economic environment during the past few years. At December 31, 2009, we had 17 “Side A only” and 75 “non-Side A only” directors’ and officers’ liability, errors and omissions liability and fiduciary liability claims related to subprime and credit market issues. This compares to 15 “Side A only” and 57 “non-Side A only” claims at December 31, 2008. In reviewing our exposure, we consider the types of risks we wrote, the industry of our insured, attachment points with respect to excess business, types of coverage, policy limits, actual claims reported, and current legal interpretations and decisions. We also write trade credit business for policyholders who have credit and political risk exposure. We continue to closely monitor our exposure to subprime and trade credit issues. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for this business.

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

The reserve was $2.9 million at December 31, 2009, compared to $8.4 million at December 31, 2008. During 2009, we wrote off $0.9 million of uncollectible recoverables against the reserve. We also recognized a $4.6 million benefit from reversing a portion of the reserve based on actual or expected cash collections from reinsurers, for which reserves had previously been established. We assessed the collectibility of our year-end recoverables and believe amounts are collectible and any potential losses are adequately reserved based on currently available information.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe that, as of December 31, 2009, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

When we complete a business combination, goodwill is either allocated to the reporting unit in which the acquired business is included or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our insurance company segment, our reporting units are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics. In our agency and other operations segments, our reporting units are individual subsidiaries. We sold one subsidiary in October 2009, which had been a reporting unit in our agency segment when we conducted our 2009 goodwill impairment test.

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2009 goodwill impairment test as of June 30, 2009, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of December 31, 2009.

For our 2009 impairment test, we incorporated new accounting guidance, which required us to consider three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the market and income approaches and based our assumptions and inputs on market participant data, rather than our own data. For the income approach, we estimated the present value of expected cash flows to determine the fair value of each reporting unit. We utilized estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We weighted the results of the market and income approaches to determine the calculated fair value of each reporting unit. Prior to 2009, we used the expected cash flow approach with assumptions and inputs based on our own internal data to determine the fair value of each reporting unit. In all years, we utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

Other-than-temporary Impairments in Investments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses in our available for sale fixed income securities was $18.9 million at December 31, 2009 (0.4% of aggregate fair value of total available for sale fixed income securities) compared to $91.3 million (2.2% of aggregate fair value) at December 31, 2008. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end.

Prior to April 1, 2009, we assessed our ability and intent to hold an impaired security for a period of time sufficient to allow full recovery or until maturity. If we could not assert this condition, we recorded the difference between fair value and amortized cost as an other-than-temporary impairment loss through earnings in that period. Based on this criteria, we recorded other-than-temporary impairment losses of $3.1 million in the first quarter of 2009, $11.1 million in 2008 and none in 2007. Our quarterly reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than 12 consecutive months.

As of April 1, 2009, we adopted a new accounting standard, which specifies new criteria for identification and recognition of other-than-temporary impairment losses. This standard requires us to determine, for each impaired fixed income security, that: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record the impairment as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis.

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

Since April 1, 2009, we have reviewed our impaired securities at each quarter end and assessed whether we have any other-than-temporary impairment losses, based on all relevant facts and circumstances for each impaired security. To assist us in our evaluation, our outside investment advisor also performs detailed credit evaluations of all of our fixed income securities on an ongoing basis. Our quarterly reviews have covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our reviews considered various factors including:

•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	whether we intend to sell the security,

•	if it is more likely than not that we will have to sell the security before recovery of its amortized cost basis,

•	whether the impairment is due to an issuer-specific event,

•	the security’s credit rating and any recent downgrades, and

•	stress testing of expected cash flows for mortgage-backed and asset-backed securities under various scenarios.

The new accounting standard also changed the earnings recognition criteria for other-than-temporary impairment losses. We now recognize an other-than-temporary impairment loss in earnings in the period we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in shareholders’ equity. In 2009, we recognized $6.4 million of pretax other-than-temporary impairment losses, of which $5.4 million were recorded in earnings and $1.0 million were recorded in shareholders’ equity. At December 31, 2009, we had $5.0 million of after-tax other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in shareholders’ equity.

Accounting Guidance Adopted in 2009

See Note 1 of the Consolidated Financial Statements for additional information about new accounting guidance that we adopted in 2009 in the following areas: 1) codification, 2) convertible debt, 3) fair value measurements, 4) earnings per share, 5) business combinations, 6) consolidation and 7) derivatives.

Recent Accounting Guidance

A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was issued in June 2009. The guidance, which will be incorporated into Accounting Standards Codification Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. We will adopt the guidance effective January 1, 2010. Our adoption of this guidance will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt and on foreign currency exchange rate risk.

Interest Rate Risk

During 2008, there was significant volatility and disruption in the financial and credit markets. A number of large financial institutions failed, were supported by the United States government or were merged into other companies. The market disruption resulted in a lack of liquidity in the credit market for many other companies and a widening of credit spreads. The markets improved in 2009 and the net pretax unrealized gain on our fixed income securities increased $141.7 million compared to a $10.4 million decrease in 2008.

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

The fair value of our fixed income securities was $4.6 billion at December 31, 2009 and $4.3 billion at December 31, 2008. If market interest rates were to change 1%, the fair value of our fixed income securities would have changed approximately $230.0 million before tax at December 31, 2009. This compares to a change in fair value of approximately $200.0 million before tax at December 31, 2008 for the same 1% change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our $575.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2009, there were no outstanding borrowings on the facility. Our 6.30% Senior Notes are not subject to interest rate changes.

Foreign Exchange Risk

The table below shows the net amounts of significant foreign currency balances for subsidiaries with a U.S. dollar functional currency at December 31, 2009 and 2008 converted to U.S. dollars. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2009		2008
		Hypothetical		Hypothetical
	U.S. Dollar	10% Change	U.S. Dollar	10% Change
	Equivalent	in Fair Value	Equivalent	in Fair Value

British pound sterling	$8,385	$839	$13,074	$1,307
Euro	2,626	263	649	65

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 8 of this Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2009 in previously filed reports on Form 8-K.

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

For information regarding our Directors, Executive Officers and Corporate Governance, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

Item 11.	Executive Compensation

For information regarding Executive Compensation, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information regarding Certain Relationships and Related Transactions, and Director Independence, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

For information regarding Principal Accountant Fees and Services, reference is made to our definitive proxy statement for our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2009 and which is incorporated herein by reference.

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

HCC Insurance Holdings, Inc.
(Registrant)

Dated: March 1, 2010	By:	/s/ John N. Molbeck, Jr. (John N. Molbeck, Jr.) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ John N. Molbeck, Jr. (John N. Molbeck, Jr.)	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2010

	/s/ Judy C. Bozeman* (Judy C. Bozeman)	Director	March 1, 2010

	/s/ Frank J. Bramanti* (Frank J. Bramanti)	Director	March 1, 2010

	/s/ Walter M. Duer* (Walter M. Duer)	Director	March 1, 2010

	/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)	Director	March 1, 2010

	/s/ Thomas M. Hamilton* (Thomas M. Hamilton)	Director	March 1, 2010

	/s/ James E. Oesterreicher* (James E. Oesterreicher)	Director	March 1, 2010

	/s/ Robert A. Rosholt* (Robert A. Rosholt)	Director	March 1, 2010

	/s/ Christopher J. B. Williams* (Christopher J. B. Williams)	Director and Chairman of the Board	March 1, 2010

	/s/ Scott W. Wise* (Scott W. Wise)	Director	March 1, 2010

	/s/ William. T. Whamond (William T. Whamond)	Executive Vice President and Chief Financial Officer	March 1, 2010

	/s/ Pamela J. Penny (Pamela J. Penny)	Executive Vice President and Chief Accounting Officer	March 1, 2010

*By:	/s/ Pamela J. Penny Pamela J. Penny Attorney-in-fact

INDEX TO EXHIBITS

Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.

Exhibit
Number

(A)3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
(B)3	.2	—	Amended and Restated Bylaws of HCC Insurance Holdings, Inc.
(C)4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
(D)4	.2	—	Indenture dated August 23, 2001 between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
(E)4	.3	—	Second Supplemental Indenture dated March 28, 2003 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
(F)4	.4	—	First Amendment to Second Supplemental Indenture dated December 22, 2004 between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
(G)4	.5	—	Form of Fourth Supplemental Indenture, dated as of November 16, 2009 between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.300% Senior Notes due 2019.
(H)10	.1	—	Loan Agreement ($300,000,000 Revolving Loan Facility) dated as of April 4, 2007 among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association and The Bank of New York.
(I)10	.2	—	First Amendment to Loan Agreement dated as of October 23, 2007 by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association; The Bank of New York; Key Bank National Association; Bank of America, N.A.; and Deutsche Bank AG New York Branch.
(J)10	.3	—	$152,000,000 Standby Letter of Credit Facility dated November 24, 2009 by and between HCC Insurance Holdings, Inc. and the Royal Bank of Scotland plc and Barclays Bank plc.
(K)10	.4	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(L)10	.5	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(L)10	.6	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(L)10	.7	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
(M)10	.8	—	HCC Insurance Holdings, Inc. 2007 Incentive Compensation Plan.
(N)10	.9	—	Amended and Restated Employment Agreement effective January 1, 2007, between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
(O)10	.10	—	Separation Agreement between Frank J. Bramanti and HCC Insurance Holdings, Inc., effective May 5, 2009.
(P)10	.11	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and John N. Molbeck, Jr.
(Q)10	.12	—	Employment Agreement between John N. Molbeck, Jr. and HCC Insurance Holdings, Inc., effective May 5, 2009.
(P)10	.13	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Craig J. Kelbel.
(Q)10	.14	—	First Amendment to Employment Agreement of Craig J. Kelbel effective as of September 1, 2009.

Exhibit
Number

(P)10	.15	—	Employment Agreement effective June 1, 2007, between HCC Insurance Holdings, Inc. and Michael J. Schell.
(N)10	.16	—	First Amendment to Employment Agreement effective December 31, 2008, between HCC Insurance Holdings, Inc. and Michael J. Schell.
(P)10	.17	—	Employment Agreement effective March 1, 2007, between HCC Insurance Holdings, Inc. and Edward H. Ellis, Jr.
(R)10	.18	—	Consulting Agreement effective as of January 1, 2010 by and between HCCS Corporation dba HCC Service Company and Edward H. Ellis, Jr.
(S)10	.19	—	Amended and Restated Employment Agreement effective September 1, 2008, between HCC Insurance Holdings, Inc. and Cory L. Moulton.
(R)10	.20	—	Amended and Restated Employment Agreement dated effective as of November 30, 2009, by and between HCC Insurance Holdings, Inc. and Cory L. Moulton.
(T)10	.21	—	Employment Agreement between William T. Whamond and HCC Insurance Holdings, Inc., effective May 1, 2009.
(U)10	.22	—	Service Agreement effective as of January 1, 2006, between HCC Service Company Limited (UK) Branch and Barry J. Cook.
(V)10	.23	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Frank J. Bramanti.
(V)10	.24	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr.
(W)10	.25	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr., effective May 5, 2009.
(W)10	.26	—	Form of Amendment to Non-Employee Director Stock Option Agreement dated effective as of May 21, 2009.
(W)10	.27	—	Amendment to Stock Option Agreements dated effective as of May 20, 2009, by and between HCC Insurance Holdings, Inc. and Frank J. Bramanti.
10.28		—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares).
10.29		—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares).
10.30		—	Form of Restricted Stock Award Agreement (US) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
10.31		—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan.
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP dated March 1, 2010.
24		—	Powers of Attorney.
31.1			Certification by Chief Executive Officer.
31.2			Certification by Chief Financial Officer.
32.1			Certification with respect to Annual Report of HCC Insurance Holdings, Inc.

(A)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(B)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 30, 2008.

(C)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(D)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

(E)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

(F)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

(G)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 10, 2009.

(H)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 4, 2007.

(I)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated October 24, 2007.

(J)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K November 24, 2009.

(K)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 33-152897) filed August 8, 2008.

(L)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the Quarter Ended September 30, 2008.

(M)	Incorporated by reference to the Appendix of HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 10, 2007 Annual Meeting of Shareholders filed April 13, 2007.

(N)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 19, 2008.

(O)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated May 5, 2009.

(P)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 10, 2007.

(Q)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 25, 2009.

(R)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 18, 2009.

(S)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the Year Ended December 31, 2008.

(T)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 27, 2009.

(U)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the Quarter Ended March 31, 2007.

(V)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 30, 2007.

(W)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated May 20, 2009.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments and certain convertible debt instruments in 2009.

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
February 26, 2010

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2009	2008

ASSETS
Investments:
Fixed income securities — available for sale, at fair value (amortized cost: 2009 — $4,381,762; 2008 — $4,118,539)	$4,538,073	$4,133,165
Fixed income securities — held to maturity, at amortized cost (fair value: 2009 — $104,008; 2008 — $125,561)	102,792	123,553
Short-term investments, at cost, which approximates fair value	810,673	497,477
Other investments	4,691	50,088

Total investments	5,456,229	4,804,283

Cash	129,460	27,347
Restricted cash and cash investments	146,133	174,905
Premium, claims and other receivables	600,332	770,823
Reinsurance recoverables	1,016,411	1,054,950
Ceded unearned premium	270,436	234,375
Ceded life and annuity benefits	61,313	64,235
Deferred policy acquisition costs	208,463	188,652
Goodwill	822,006	858,849
Other assets	123,608	153,581

Total assets	$8,834,391	$8,332,000

LIABILITIES
Loss and loss adjustment expense payable	$3,492,309	$3,415,230
Life and annuity policy benefits	61,313	64,235
Reinsurance balances payable	182,661	122,189
Unearned premium	1,044,747	977,426
Deferred ceding commissions	71,595	63,123
Premium and claims payable	154,596	405,287
Notes payable	298,483	343,649
Accounts payable and accrued liabilities	497,504	300,838

Total liabilities	5,803,208	5,691,977

SHAREHOLDERS’ EQUITY
Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2009 — 118,724 and 2008 — 116,457; outstanding: 2009 — 114,051 and 2008 — 113,444)	118,724	116,457
Additional paid-in capital	914,339	881,534
Retained earnings	1,977,254	1,677,831
Accumulated other comprehensive income	119,665	27,536
Treasury stock, at cost (shares: 2009 — 4,673 and 2008 — 3,013)	(98,799)	(63,335)

Total shareholders’ equity	3,031,183	2,640,023

Total liabilities and shareholders’ equity	$8,834,391	$8,332,000

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008	2007

REVENUE
Net earned premium	$2,037,235	$2,007,774	$1,985,086
Fee and commission income	103,690	125,201	140,092
Net investment income	191,965	164,751	206,462
Other operating income	34,391	9,638	43,545
Net realized investment gain (loss)	12,076	(16,808)	13,188
Other-than-temporary impairment loss:
Total loss	(6,443)	(11,133)	—
Portion recognized in other comprehensive income	1,014	—	—

Net loss recognized in earnings	(5,429)	(11,133)	—

Total revenue	2,373,928	2,279,423	2,388,373

EXPENSE
Loss and loss adjustment expense, net	1,215,759	1,211,873	1,183,947
Policy acquisition costs, net	363,966	381,441	366,610
Other operating expense	259,488	233,509	241,642
Interest expense	16,164	20,362	16,270

Total expense	1,855,377	1,847,185	1,808,469

Earnings before income tax expense	518,551	432,238	579,904
Income tax expense	164,683	130,118	188,351

Net earnings	$353,868	$302,120	$391,553

Earnings per common share:
Basic	$3.14	$2.63	$3.47

Diluted	$3.11	$2.61	$3.35

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Net earnings	$353,868	$302,120	$391,553
Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during year	147,166	(37,290)	41,880
Income tax charge (benefit)	53,909	(14,985)	14,416

Investment gains (losses), net of tax	93,257	(22,305)	27,464

Less reclassification adjustments for:
Gains (losses) included in net earnings	5,483	(19,828)	37,461
Income tax charge (benefit)	1,920	(6,940)	13,111

Gains (losses) included in net earnings, net of tax	3,563	(12,888)	24,350

Net investment gains (losses)	89,694	(9,417)	3,114

Cash flow hedge gain (loss)	8,031	(5,543)	(2,488)
Income tax charge (benefit)	2,811	(1,940)	(871)

Cash flow hedge gain (loss), net of tax	5,220	(3,603)	(1,617)

Foreign currency translation adjustment	5,190	(10,425)	13,276
Income tax charge (benefit)	3,674	(3,099)	863

Foreign currency translation adjustment, net of tax	1,516	(7,326)	12,413

Other comprehensive income (loss)	96,430	(20,346)	13,910

Comprehensive income	$450,298	$281,774	$405,463

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2009, 2008 and 2007
(in thousands, except per share data)

				Accumulated
		Additional		Other		Total
	Common	Paid-in	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at December 31, 2006	$111,731	$817,880	$1,086,426	$33,972	$—	$2,050,009
Cumulative effect of accounting change (uncertain tax positions)	—	—	(678)	—	—	(678)
Net earnings	—	—	391,553	—	—	391,553
Other comprehensive income	—	—	—	13,910	—	13,910
Issuance of 1,101 shares for exercise of options, including tax effect	1,101	23,432	—	—	—	24,533
Issuance of 2,215 shares for debt conversion	2,215	(2,215)	—	—	—	—
Stock-based compensation	22	11,989	—	—	—	12,011
Cash dividends declared, $0.42 per share	—	—	(47,643)	—	—	(47,643)

Balance at December 31, 2007	115,069	851,086	1,429,658	47,882	—	2,443,695
Net earnings	—	—	302,120	—	—	302,120
Other comprehensive loss	—	—	—	(20,346)	—	(20,346)
Issuance of 1,011 shares for exercise of options, including tax effect	1,011	17,187	—	—	—	18,198
Purchase of 3,013 common shares	—	—	—	—	(63,335)	(63,335)
Stock-based compensation	377	13,261	—	—	—	13,638
Cash dividends declared, $0.47 per share	—	—	(53,947)	—	—	(53,947)

Balance at December 31, 2008	116,457	881,534	1,677,831	27,536	(63,335)	2,640,023
Cumulative effect of accounting change (other-than-temporary impairments in investments)	—	—	4,301	(4,301)	—	—
Net earnings	—	—	353,868	—	—	353,868
Other comprehensive income	—	—	—	96,430	—	96,430
Issuance of 993 shares for exercise of options, including tax effect	993	18,205	—	—	—	19,198
Purchase of 1,660 common shares	—	—	—	—	(35,464)	(35,464)
Issuance of 1,040 shares for debt conversion	1,040	(1,040)	—	—	—	—
Stock-based compensation	234	15,640	—	—	—	15,874
Cash dividends declared, $0.52 per share	—	—	(58,746)	—	—	(58,746)

Balance at December 31, 2009	$118,724	$914,339	$1,977,254	$119,665	$(98,799)	$3,031,183

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Operating activities:
Net earnings	$353,868	$302,120	$391,553
Adjustments to reconcile net earnings to cash provided by operating activities:
Change in premium, claims and other receivables	23,432	46,985	97,304
Change in reinsurance recoverables	42,521	(98,354)	213,353
Change in ceded unearned premium	(34,107)	10,309	(18,436)
Change in loss and loss adjustment expense payable	22,439	188,264	129,203
Change in reinsurance balances payable	60,057	(8,014)	7,002
Change in unearned premium	48,366	33,526	21,498
Change in premium and claims payable, net of restricted cash	(98,675)	(80,219)	(164,977)
Change in accounts payable and accrued liabilities	96,040	(53,079)	38,351
Change in trading securities	—	49,091	9,362
Stock-based compensation expense	15,628	13,638	12,011
Depreciation and amortization expense	16,221	14,308	15,982
(Gain) loss on investments	(3,518)	49,549	(58,736)
Other, net	40,525	37,844	32,966

Cash provided by operating activities	582,797	505,968	726,436

Investing activities:
Sales of available for sale fixed income securities	551,760	583,211	438,057
Maturity or call of available for sale fixed income securities	347,794	323,998	302,876
Maturity or call of held to maturity fixed income securities	86,364	—	—
Cost of available for sale fixed income securities acquired	(1,159,796)	(1,527,664)	(1,377,205)
Cost of held to maturity fixed income securities acquired	(59,754)	(44,592)	—
Cost of other investments acquired	—	(36,751)	(545)
Change in short-term investments	(297,016)	294,248	(72,279)
Proceeds from sales of strategic and other investments	114,940	77,097	46,612
Payments for purchase of businesses, net of cash received	(38,018)	(103,153)	(65,112)
Proceeds from sales of assets of business and subsidiary	50,557	—	—
Other, net	(16,581)	(7,996)	(9,741)

Cash used by investing activities	(419,750)	(441,602)	(737,337)

Financing activities:
Issuance of notes payable	296,096	—	—
Advances on line of credit	130,000	181,000	232,000
Payments on line of credit and convertible notes	(410,242)	(161,000)	(205,763)
Sale of common stock	19,198	18,198	24,533
Purchase of common stock	(35,464)	(63,335)	—
Dividends paid	(57,437)	(52,453)	(46,158)
Other, net	(3,085)	1,436	(2,866)

Cash provided (used) by financing activities	(60,934)	(76,154)	1,746

Net increase (decrease) in cash	102,113	(11,788)	(9,155)
Cash at beginning of year	27,347	39,135	48,290

Cash at end of year	$129,460	$27,347	$39,135

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

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States with headquarters in Houston, Texas; Atlanta, Georgia; Frederick, Maryland; Los Angeles, California; and Timonium, Maryland, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom and Spain. We also participate in two Lloyd’s of London syndicates, Syndicate 4040 and Syndicate 4141, which operate in London, England.

Our underwriting agencies provide underwriting management and claims servicing for insurance and reinsurance companies in specialized lines of business within the property and casualty and group life, accident and health insurance sectors. Our principal domestic agencies are Professional Indemnity Agency, HCC Global Financial Products, HCC Specialty Underwriters, HCC Indemnity Guaranty Agency, HCC Medical Insurance Services, LLC, RA&MCO Insurance Services and G.B. Kenrick & Associates. Our agencies operate throughout the United States. Our principal foreign agencies are HCC Global Financial Products, with headquarters in Barcelona, Spain, and HCC Underwriting Agency, Ltd. (UK), which manages our syndicates and operates in London, England.

Basis of Presentation

Our consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (generally accepted accounting principles or GAAP) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates.

We have reclassified certain amounts in our 2008 and 2007 consolidated financial statements to conform to the 2009 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Net Earned Premium, Policy Acquisition Costs and Ceding Commissions

Substantially all of the property and casualty, surety, and accident and health policies written by our insurance companies qualify as short-duration contracts. We recognize in current earned income the portion of the premium that provides insurance protection in the period. For the majority of our insurance policies, we recognize premium, net of reinsurance, on a pro rata basis over the term of the related contract. For certain directors’ and officers’ liability tail policies, surety bonds and energy construction contracts, we recognize premium, net of reinsurance, over the period of risk in proportion to the amount of insurance protection provided. Unearned premium represents the portion of premium written that relates to the unexpired period of protection. Premium for commercial title insurance and group life policies is recognized in earnings when the premium is due. When the limit under a specific excess of loss reinsurance layer has been exhausted, we effectively expense the remaining premium for that limit and defer and amortize the reinstatement premium over the remaining period of risk.

We defer our direct costs to underwrite insurance policies, less amounts reimbursed by reinsurers, and charge or credit the costs to earnings proportionate with the premium earned. These policy acquisition costs include underwriters’ salaries, bonuses, commissions, premium taxes, fees, and other direct underwriting costs. Historical and current loss adjustment expense experience and anticipated investment income are considered in determining premium deficiencies and the recoverability of deferred policy acquisition costs.

Fee and Commission Income

Fee and commission income in our consolidated statements of earnings includes fee income from our underwriting agencies, commission income from our former brokers and proceeds from ceded reinsurance (ceding commissions in excess of acquisition costs). When there is no significant future servicing obligation, we recognize fee and commission income from third parties on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions based on the profitability of business written, calculated using the respective commission formula and actual underwriting results through the date of calculation. Such amounts are adjusted if and when experience changes. When additional services are required, the service revenue is deferred and recognized over the service period. We record an allowance for estimated return commissions that we may be required to pay on the early termination of policies. Proceeds from ceded reinsurance are earned pro rata over the term of the underlying policy.

When our underwriting agencies utilize one of our insurance company subsidiaries as the policy issuing company, we eliminate in consolidation the fee and commission income against the related insurance company’s policy acquisition costs and defer the policy acquisition costs of the underwriting agencies.

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables on a current basis and provide an allowance for doubtful accounts if we deem that there are accounts that are doubtful of collection. The allowance was $4.3 million and $5.4 million at December 31, 2009 and 2008, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

One assumed residential mortgage guaranty reinsurance contract, which we determined did not transfer significant underwriting risk, was accounted for using the deposit method of accounting since inception in 2008. We commuted this reinsurance contract in 2009. We recorded all consideration received under the contract, prior to the commutation, as a deposit liability, rather than as net earned premium. We reported income from this contract as other operating income in our consolidated statements of earnings.

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

Certain fiduciary funds totaling $284.2 million and $271.9 million were included in short-term investments and fixed income securities at December 31, 2009 and 2008, respectively. These funds are held for the benefit of our clients. We earn interest, net of expenses, on these funds.

Restricted Cash and Cash Investments

Our agencies hold funds of unaffiliated parties for the payment of claims and our surety businesses hold funds as collateral for potential claims. These funds are shown as restricted cash and cash investments in our consolidated balance sheets. The corresponding liability is included within either premium and claims payable or accounts payable and accrued expenses in our consolidated balance sheets. These amounts are considered fiduciary funds, and interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include these amounts as cash in our consolidated statements of cash flows.

Investments

Substantially all of our fixed income securities are classified as available for sale and reported at fair value. In determining fair value, we apply the market approach, which uses quoted prices or other relevant data based on market transactions involving identical or comparable assets. The change in unrealized gain or loss on available for sale securities is recorded as a component of other comprehensive income, net of the related deferred income tax effect, within our consolidated shareholders’ equity. For securities denominated in currencies other than the U.S. dollar, the foreign exchange gain/loss on available for sale securities is recorded

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

as a component of accumulated other comprehensive income until the related securities mature or are sold. We purchase the majority of our available for sale fixed income securities with the intent to hold them to maturity, but they may be sold prior to maturity if market conditions or credit-related risk warrant or if our investment policies dictate in order to maximize our investment yield.

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

A small portion of our fixed income securities are classified as held to maturity and reported at amortized cost. This portfolio includes securities, denominated in currencies other than the functional currency of the subsidiary, for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims and liabilities that we will pay in those currencies. Any foreign exchange gain/loss on these securities is recorded through income and substantially offsets any foreign exchange gain/loss on the related liabilities.

Short-term investments and restricted cash investments are carried at cost, which approximates fair value.

Other investments previously included alternative investments, which were accounted for using the equity method of accounting, and trading securities, which were carried at fair value. We completed the liquidation of our alternative investments in 2009 and our trading securities in 2008. The value of our alternative investments at December 31, 2008 was $46.0 million. Changes in carrying value are included in the consolidated statements of earnings within net investment income for other alternative investments and in other operating income for trading securities.

Realized investment gains or losses are determined on an average cost basis and included in earnings on the trade date.

Other-than-temporary Impairments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate impaired securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. Beginning April 1, 2009, we adopted a new accounting standard that specified new criteria for indentifying and recognizing an other-than-temporary impairment loss. Our current evaluation considers various factors including:

•	amount by which the security’s fair value is less than its cost,

•	length of time the security has been impaired,

•	whether we intend to sell the security,

•	if it is more likely than not that we will have to sell the security before recovery of its amortized cost basis,

•	whether the impairment is due to an issuer-specific event, credit issues or change in market interest rates,

•	the security’s credit rating and any recent downgrades, and

•	stress testing of expected cash flows under various scenarios.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

For each impaired fixed income security, we determine: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record an other-than-temporary impairment loss through our consolidated statement of earnings in the current period. For all other impaired securities, we assess whether the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). We charge the credit loss to current period earnings and the non-credit loss to other comprehensive income, within shareholders’ equity, on an after-tax basis. A security’s cost basis is permanently reduced by the amount of a credit loss. We accrete income over the remaining life of the security based on the interest rate necessary to discount the expected future cash flows to the new basis. If the security is non-income producing, we apply any cash proceeds as a reduction of principal when received.

Prior to April 1, 2009, we assessed our ability and intent to hold an impaired security for a period of time sufficient to allow full recovery or until maturity. If we could not assert this condition, we recorded the difference between fair value and amortized cost as an other-than-temporary impairment loss through earnings in that period.

Derivative Financial Instruments

We have reinsured interests in two long-term mortgage impairment insurance contracts that are denominated in British pound sterling. The exposure with respect to these two contracts is measured based on movement in a specified United Kingdom housing index. These insurance contracts qualify as derivative financial instruments, are unhedged and are reported in other assets at fair value in our consolidated balance sheets. We determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms. We record changes in fair value and any foreign exchange gain/loss on these contracts as a component of other operating income in our consolidated statements of earnings. During 2009, we collected $20.3 million of cash on these contracts. At December 31, 2009 and 2008, the fair value was $0.4 million (after reduction for the cash received) and $16.1 million, respectively.

We have two free standing interest rate swap agreements that we originally purchased to convert outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate through November 2010. We repaid our Revolving Loan Facility in 2009. These swap agreements are recorded at fair value and reported in accounts payable and accrued expenses. The change in fair value is recorded as a component of other operating expense in our consolidated statements of earnings.

From 2007 to 2009, we had interest rate swap agreements that converted outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate. These agreements qualified for hedge accounting treatment as cash flow hedges, with the change in fair value recorded through other comprehensive income, until their maturity in November 2009.

Strategic Investments and Other Operating Income

Prior to December 31, 2009, we had certain strategic investments in insurance-related companies recorded in other assets in the consolidated balance sheets. For any strategic investment in which we owned a 20% to 50% equity interest, the investment and income were recorded using the equity method of accounting. The related income was reported in other operating income in the consolidated statements of earnings. We recorded any interest, dividends on investments not accounted for by the equity method of accounting, and realized gains or losses in other operating income.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Goodwill and Intangible Assets

When we complete a business combination, goodwill is either allocated to the reporting unit in which the acquired business is included or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. In our insurance company segment, the reporting units are either individual subsidiaries or groups of subsidiaries that share common licensing and other characteristics. In our agency segment, the reporting units are individual subsidiaries.

To determine the fair value of each reporting unit, we consider three valuation approaches (market, income and cost). Generally, we utilize the market and income approaches and base our assumptions and inputs on market participant data, rather than our own data. For the income approach, we estimate the present value of expected cash flows to determine the fair value of each reporting unit. We utilize estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We weight the results of the market and income approaches to determine the calculated fair value of each reporting unit. We utilize our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2009 goodwill impairment test as of June 30, 2009, which is consistent with the time frame for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of December 31, 2009.

Intangible assets not subject to amortization are tested for impairment annually, or sooner if an event occurs or circumstances change that indicate that an intangible asset might be impaired. Other intangible assets are amortized over their respective useful lives.

Foreign Currency

The functional currency of some of our foreign subsidiaries and branches is the U.S. dollar. Transactions in foreign currencies, principally the British pound sterling and the Euro, are translated at the rates of exchange in effect on the date the transaction occurs. Transaction gains and losses are recorded in earnings and included in other operating expense in the consolidated statements of earnings. Assets and liabilities recorded in foreign currencies are translated into U.S. dollars at exchange rates in effect at the balance sheet date.

For available for sale securities, unrealized gains and losses related to fluctuations in exchange rates are recorded as a component of other comprehensive income, net of the related deferred income tax effect, within shareholders’ equity until the securities mature or are sold. Similar exchange rate fluctuations related to held to maturity securities are recorded through income.

We utilize the British pound sterling and the Euro as the functional currency in certain of our foreign operations. The cumulative translation adjustment, representing the effect of translating these subsidiaries’ assets and liabilities into U.S. dollars, is included in the foreign currency translation adjustment, net of the related deferred income tax effect, within accumulated other comprehensive income in shareholders’ equity.

The effect of exchange rate changes on cash balances held in foreign currencies was immaterial for all periods presented and is not shown separately in the consolidated statements of cash flows.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Income Taxes

We file a consolidated Federal income tax return and include the foreign subsidiaries’ income to the extent required by law. Deferred income tax is accounted for using the liability method, which reflects the tax impact of temporary differences between the bases of assets and liabilities for financial reporting purposes and such bases as measured by tax laws and regulations. We provide a deferred tax liability for un-repatriated earnings of our foreign subsidiaries at prevailing statutory rates when required. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. Due to our history of earnings, expectations for future earnings, and taxable income in carryback years, we expect to be able to fully realize the benefit of any net deferred tax asset on a consolidated basis.

In 2007, we adopted a new accounting standard related to uncertain tax positions and reduced beginning retained earnings by $0.7 million, primarily for potential interest on previously recorded tax liabilities related to uncertain tax positions. We maintain a liability for our uncertain tax positions where we determine it is not more likely than not the tax position will be sustained upon examination by the appropriate tax authority. Changes in the liability for our uncertain tax positions are reflected in income tax expense in the period when a new uncertain tax position arises, we change our judgment about the likelihood of uncertainty, the tax issue is settled, or the statute of limitations expires. We report any potential net interest income or expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively.

Stock-Based Compensation

For stock option awards, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date and expense that value on a straight-line basis over the option’s vesting period. For grants of restricted stock and restricted stock units, we measure fair value based on our closing stock price on the grant date and expense that value on a straight-line basis over the award’s vesting period. For grants of unrestricted common stock, we measure fair value based on our closing stock price on the grant date and expense that value on the grant date.

Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding plus the weighted-average potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are included in the weighted-average potential common shares outstanding. Also included are common shares that would be issued for any premium in excess of the principal amount of our convertible debt. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding. We treat unvested restricted stock and unvested restricted stock units that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities and include them in the earnings allocation in calculating earnings per share under the two-class method.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Accounting Guidance Adopted in 2009

Codification

In 2009, the Accounting Standards Codification (ASC or the Codification) issued by the Financial Accounting Standards Board (FASB) became the single authoritative source of U.S. GAAP. Rules and interpretive releases issued by the Securities and Exchange Commission (SEC) are the only other source of U.S. GAAP for SEC registrants. Although the Codification renames and renumbers all previous accounting literature, it does not change current U.S. GAAP. Our accounting policies were not affected by our adoption and usage of the Codification.

Convertible Debt

A new accounting standard, originally issued as FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement), became effective January 1, 2009 and required retrospective application to prior financial statements. This change to ASC Topic 470, Debt, clarifies that convertible debt instruments that may be settled in cash upon conversion are not totally debt, and requires issuers to bifurcate and separately account for the liability and equity components. We retrospectively adjusted our consolidated financial statements for all periods prior to 2009 to reflect the bifurcation of the debt and equity components of our 1.30% and 2.00% Convertible Notes. We included the retrospectively adjusted financial statements and related disclosures in our Form 8-K filed with the SEC on November 9, 2009. Our adoption of this guidance did not impact our past or current consolidated cash flows.

Fair Value Measurements

A new accounting standard, originally issued as FSP FAS 157-2, Effective Date of FASB Statement No. 157, became effective January 1, 2009. This guidance requires prospective application of ASC Topic 820, Fair Value Measurement and Disclosure, to nonfinancial assets and nonfinancial liabilities measured at fair value on a nonrecurring basis, such as goodwill. Our adoption of this revised guidance had no impact on our consolidated financial statements.

New accounting standards, originally issued as FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that Are Not Orderly; FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments; and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-than-temporary Impairments, became effective prospectively on April 1, 2009. These changes to ASC Topic 820, Fair Value Measurements and Disclosures, and ASC Topic 320, Investments — Debt and Equity Securities, modify the accounting guidance for determining fair value of financial instruments under distressed market conditions, revise the recognition and measurement requirements for other-than-temporary impairment losses on debt securities and expand the related disclosures. Our adoption of this guidance did not have a material effect on our 2009 consolidated financial statements.

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

Business Combinations

A new accounting standard, originally issued as SFAS No. 141 (revised 2007), Business Combinations, became effective January 1, 2009. This change to ASC Topic 805, Business Combinations, modifies certain accounting treatment for business combinations and impacts presentation of financial statements on the acquisition date and accounting for acquisitions in subsequent periods. We recorded all new acquisitions in 2009 in accordance with this guidance.

Consolidation

A new accounting standard, originally issued as SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51, became effective January 1, 2009. This change to ASC Topic 810, Consolidation, modifies the accounting and reporting for minority interests, which are now recharacterized as noncontrolling interests and classified as a component of shareholders’ equity. Our adoption of this guidance had no impact on our consolidated financial statements.

Derivatives

A new accounting standard, originally issued as SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, became effective January 1, 2009. This change to ASC Topic 815, Derivatives and Hedging, expands the required disclosures about a company’s derivative and hedging activities. Our adoption had no impact on our consolidated financial statements.

Recent Accounting Guidance

A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), was issued in June 2009. The guidance, which will be incorporated into ASC Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. We will adopt the guidance effective January 1, 2010. Our adoption of this guidance will not have a material impact on our consolidated financial statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(2)	Fair Value Measurements

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

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our consolidated balance sheet at December 31, 2009. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of December 31, 2009 or 2008. In addition, we did not apply GAAP criteria for determining the fair value of securities in inactive markets since no markets for our investments were judged to be inactive as of December 31, 2009 and 2008.

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

We excluded from our fair value disclosures our held to maturity investment portfolio measured at amortized cost and two other investments measured at cost. Our held to maturity portfolio had a fair value of $104.0 million at December 31, 2009 and $125.6 million at December 31, 2008. The two other investments collectively were valued at $4.1 million at December 31, 2009 and 2008.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following tables present our assets and liabilities that were measured at fair value. Substantially all of our fixed income securities in Level 3 at December 31, 2009 and 2008 were commercial mortgage-backed and asset-backed securities.

	Level 1	Level 2	Level 3	Total

December 31, 2009
Fixed income securities	$178,927	$4,354,884	$4,262	$4,538,073
Other investments	14	—	—	14
Other assets	—	—	432	432

Total assets measured at fair value	$178,941	$4,354,884	$4,694	$4,538,519

Accounts payable and accrued liabilities	$—	$(2,367)	$—	$(2,367)

Total liabilities measured at fair value	$—	$(2,367)	$—	$(2,367)

December 31, 2008
Fixed income securities	$87,678	$4,038,972	$6,515	$4,133,165
Other investments	16	—	—	16
Other assets	—	1,125	16,100	17,225

Total assets measured at fair value	$87,694	$4,040,097	$22,615	$4,150,406

Accounts payable and accrued liabilities	$—	$(8,031)	$—	$(8,031)

Total liabilities measured at fair value	$—	$(8,031)	$—	$(8,031)

The following table presents the changes in fair value of our Level 3 category.

	Fixed
	Income	Other	Other
	Securities	Investments	Assets	Total

Balance at December 31, 2007	$7,623	$5,492	$16,804	$29,919
Net redemptions	(242)	(5,261)	—	(5,503)
Losses — realized	—	(299)	—	(299)
Other-than-temporary impairment losses — realized	(2,575)	—	—	(2,575)
Gains and (losses) — unrealized	(566)	68	(704)	(1,202)
Transfers into Level 3	10,728	—	—	10,728
Transfers out of Level 3	(8,453)	—	—	(8,453)

Balance at December 31, 2008	6,515	—	16,100	22,615
Net redemptions	(2,039)	—	(20,264)	(22,303)
Gains and (losses) — realized	30	—	—	30
Gains and (losses) — unrealized	1,502	—	4,596	6,098
Transfers into Level 3	6,263	—	—	6,263
Transfers out of Level 3	(8,009)	—	—	(8,009)

Balance at December 31, 2009	$4,262	$—	$432	$4,694

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

Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gain	Loss	Value

December 31, 2009
U.S. government and government agency securities	$308,618	$6,255	$(1,326)	$313,547
Fixed income securities of states, municipalities and political subdivisions	1,012,262	49,491	(2,327)	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	1,101,566	46,551	(1,783)	1,146,334
Corporate fixed income securities	537,347	22,594	(117)	559,824
Residential mortgage-backed securities	915,203	35,130	(6,151)	944,182
Commercial mortgage-backed securities	151,357	630	(5,770)	146,217
Asset-backed securities	15,118	445	(1,198)	14,365
Foreign government securities	219,985	7,914	(218)	227,681
Foreign non-government securities	120,306	6,191	—	126,497

Total available for sale fixed income securities	$4,381,762	$175,201	$(18,890)	$4,538,073

December 31, 2008
U.S. government and government agency securities	$196,856	$9,447	$(15)	$206,288
Fixed income securities of states, municipalities and political subdivisions	1,082,855	23,948	(14,900)	1,091,903
Special purpose revenue bonds of states, municipalities and political subdivisions	899,466	16,249	(16,083)	899,632
Corporate fixed income securities	517,794	5,308	(11,464)	511,638
Residential mortgage-backed securities	796,522	40,229	(13,673)	823,078
Commercial mortgage-backed securities	179,479	42	(27,685)	151,836
Asset-backed securities	72,646	78	(6,772)	65,952
Foreign government securities	230,829	7,699	(431)	238,097
Foreign non-government securities	142,092	2,877	(228)	144,741

Total available for sale fixed income securities	$4,118,539	$105,877	$(91,251)	$4,133,165

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity were as follows:

	Amortized	Fair
	Cost	Value

December 31, 2009
U.S. government securities	$14,988	$15,257
Foreign government securities	80,210	81,066
Foreign non-government securities	7,594	7,685

Total held to maturity fixed income securities	$102,792	$104,008

December 31, 2008
U.S. government securities	$21,319	$21,823
Foreign government securities	95,268	96,661
Foreign non-government securities	6,966	7,077

Total held to maturity fixed income securities	$123,553	$125,561

All fixed income securities were income producing in 2009. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2009
U.S. government and government agency securities	$101,542	$(1,326)	$—	$—	$101,542	$(1,326)
Fixed income securities of states, municipalities and political subdivisions	48,836	(985)	19,816	(1,342)	68,652	(2,327)
Special purpose revenue bonds of states, municipalities and political subdivisions	76,305	(1,305)	25,261	(478)	101,566	(1,783)
Corporate fixed income securities	13,773	(117)	—	—	13,773	(117)
Residential mortgage-backed securities	147,621	(2,018)	40,568	(4,133)	188,189	(6,151)
Commercial mortgage-backed securities	30,209	(418)	73,451	(5,352)	103,660	(5,770)
Asset-backed securities	2,476	(246)	7,532	(952)	10,008	(1,198)
Foreign government securities	4,153	(130)	8,593	(88)	12,746	(218)

Total	$424,915	$(6,545)	$175,221	$(12,345)	$600,136	$(18,890)

December 31, 2008
U.S. government and government agency securities	$13,240	$(10)	$590	$(5)	$13,830	$(15)
Fixed income securities of states, municipalities and political subdivisions	294,887	(7,819)	98,682	(7,081)	393,569	(14,900)
Special purpose revenue bonds of states, municipalities and political subdivisions	289,204	(9,055)	98,743	(7,028)	387,947	(16,083)
Corporate fixed income securities	298,464	(7,217)	18,753	(4,247)	317,217	(11,464)
Residential mortgage-backed securities	63,640	(8,805)	16,409	(4,868)	80,049	(13,673)
Commercial mortgage-backed securities	77,252	(10,028)	72,642	(17,657)	149,894	(27,685)
Asset-backed securities	54,798	(4,062)	7,401	(2,710)	62,199	(6,772)
Foreign government securities	—	—	25,613	(431)	25,613	(431)
Foreign non-government securities	20,620	(211)	6,381	(17)	27,001	(228)

Total	$1,112,105	$(47,207)	$345,214	$(44,044)	$1,457,319	$(91,251)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate impaired securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. During 2009 and 2008, our reviews covered all impaired securities where the unrealized loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our review considered the factors described in the “Other-than-temporary Impairments” section in Note 1.

We adopted a new accounting standard, which specifies new criteria for identification and recognition of other-than-temporary impairment losses, as of April 1, 2009. This standard requires us to determine, for each impaired fixed income security, that: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert either of these conditions, the impairment is recorded as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary impairment loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, the impairment loss is separated into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis.

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

Prior to April 1, 2009, we assessed our ability and intent to hold an impaired security for a period of time sufficient to allow full recovery or until maturity. If we could not assert this condition, we recorded the difference between fair value and amortized cost as an other-than-temporary impairment loss through earnings in that period.

The new accounting standard also changed the earnings recognition criteria for other-than-temporary impairment losses. We now recognize an other-than-temporary impairment loss in earnings in the period we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized within shareholders’ equity. Our other-than-temporary impairment losses were as follows:

	2009	2008	2007

Total other-than-temporary impairment loss	$(6,443)	$(11,133)	$—
Portion recognized in other comprehensive income	1,014	—	—

Net other-than-temporary impairment loss recognized in earnings	$(5,429)	$(11,133)	$—

At December 31, 2009, we had $5.0 million after-tax of other-than-temporary impairments, related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income within shareholders’ equity.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The roll forward of the credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, beginning at the date of adoption of the new accounting standard, was as follows:

Balance at March 31, 2009	$—
Credit losses included in retained earnings related to adoption of new accounting standard	2,723
Credit losses recognized in earnings:
Securities previously impaired	350
Securities not previously impaired	775

Balance at December 31, 2009	$3,848

Significant price deterioration in our fixed income securities occurred in the second half of 2008, principally due to the effects of the recent credit crisis, changes in market interest rates and widening of credit spreads. We did not consider the $91.3 million of gross unrealized losses in our available for sale fixed income securities at December 31, 2008 to be other-than-temporary impairments as of that date because: 1) we received all contractual interest and principal payments on these securities as of year-end 2008, 2) based on our fourth quarter 2008 review, we believed it was probable that we would continue to collect all such cash payments due in the future, and 3) as of December 31, 2008, we had the intent and ability to hold these securities until maturity or for a period of time sufficient to allow recovery of the impaired security’s fair value. Based on the guidance in the new accounting standard, we do not consider the $18.9 million of gross unrealized losses at December 31, 2009 to be other-than-temporary impairments as of that date because: 1) we received all contractual interest and principal payments on these securities as of December 31, 2009, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases, and 4) the unrealized losses relate to non-credit factors, such as interest rate changes and market conditions.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2009	2008	2007

Available for sale fixed income securities	$141,685	$(10,412)	$26,663
Strategic and other investments	(2)	(7,050)	(22,244)

Net unrealized investment gains (losses)	$141,683	$(17,462)	$4,419

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The amortized cost and fair value of our fixed income securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our asset-backed and mortgage-backed securities at December 31, 2009 was 3.9 years.

	Available for Sale
	Cost or		Held to Maturity
	Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value

Due in 1 year or less	$277,943	$281,641	$27,692	$27,750
Due after 1 year through 5 years	1,103,086	1,155,971	67,789	68,117
Due after 5 years through 10 years	800,382	836,177	7,311	8,141
Due after 10 years through 15 years	574,001	595,711	—	—
Due after 15 years	544,672	563,809	—	—

Securities with fixed maturities	3,300,084	3,433,309	102,792	104,008
Asset-backed and mortgage-backed securities	1,081,678	1,104,764	—	—

Total fixed income securities	$4,381,762	$4,538,073	$102,792	$104,008

At December 31, 2009, our domestic insurance companies had deposited fixed income securities of $51.0 million (amortized cost of $49.1 million) to meet the deposit requirements of various insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2009	2008	2007

Fixed income securities	$189,450	$174,710	$150,594
Short-term investments	3,230	20,931	37,979
Other	3,086	(26,949)	23,715

Total investment income	195,766	168,692	212,288
Investment expense	(3,801)	(3,941)	(5,826)

Net investment income	$191,965	$164,751	$206,462

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Gains	Losses	Net

Year ended December 31, 2009
Fixed income securities	$13,969	$(2,451)	$11,518
Other investments	719	(161)	558

Realized gain (loss)	$14,688	$(2,612)	$12,076

Year ended December 31, 2008
Fixed income securities	$12,088	$(20,127)	$(8,039)
Other investments	663	(9,433)	(8,769)

Realized gain (loss)	$12,751	$(29,560)	$(16,808)

Year ended December 31, 2007
Fixed income securities	$14,728	$(1,266)	$13,462
Other investments	305	(579)	(274)

Realized gain (loss)	$15,033	$(1,845)	$13,188

Until 2007, we used certain available for sale fixed income securities, denominated in currencies other than the functional currency of the subsidiary, to economically hedge foreign currency exposure on certain insurance reserves and other liabilities, denominated in the same currencies. We had incorrectly recorded the unrealized exchange rate fluctuations on these securities through earnings as an offset to the opposite fluctuations in the liabilities they hedged, rather than through other comprehensive income within shareholders’ equity. In 2007, to correct our accounting, we reversed $13.4 million of cumulative unrealized exchange rate gains. We recorded this reversal as a charge to our gain or loss from currency conversion account, with an offsetting credit to other comprehensive income. We reported our net loss from currency conversion, which included this $13.4 million charge, as a component of other operating expense in the consolidated statements of earnings. In 2007, we sold these available for sale securities and realized the $13.4 million of embedded cumulative currency conversion gains. This gain was included in the net realized investment gain (loss) line of our consolidated statements of earnings. The offsetting effect of these transactions had no impact on our 2007 consolidated net earnings. Our gain (loss) from currency conversion, excluding the $13.4 million charge, was $0.6 million, $1.9 million and ($1.8) million in 2009, 2008 and 2007, respectively.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(4)	Acquisitions, Dispositions and Goodwill

Acquisitions

During the past three years, we completed eight business acquisitions, ranging between $4.1 million and $42.7 million. We acquired these businesses to grow existing lines of business, such as medical stop-loss and surety, and to diversify into new specialty lines of business, such as short-term medical and public entity insurance. Our largest acquisition in the past three years was HCC Medical Insurance Services, LLC (formerly MultiNational Underwriters, LLC) (HCC MIS). The results of operations of the acquired businesses were included in our consolidated financial statements beginning on the effective date of each transaction. The following table provides aggregate information on these acquisitions (in millions).

		Total Cash
		Consideration	Goodwill
	Number of	through	Recognized through	Tax Deductible
	Acquisitions	December 31, 2009	December 31, 2009	Goodwill

2009	One	$11.4	$5.6	$—
2008	Five	73.3	60.9	52.2
2007	Two	16.3	4.8	—

The business combinations were recorded using the purchase method of accounting. We valued all identifiable assets and liabilities at fair value and allocated any remaining consideration to goodwill in our purchase price allocations. On January 1, 2009, we adopted new accounting guidance that modifies the accounting and reporting for business combinations. Any future adjustments to finalize our pre-2009 purchase price allocations, other than for certain tax-related items, will be recorded as an adjustment to goodwill. Certain tax-related items will be recorded through earnings in the period when the adjustment is determined.

Our 2002 acquisition of HCC Global Financial Products includes a contingency for future earnout payments, as defined in the purchase agreement, as amended. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. Pretax earnings include underwriting results on longer-duration business until all future losses are paid. When conditions specified under the purchase agreement are met, we record a net liability for amounts owed to or due from the former owners based on our estimate at that point in time of potential future losses. This net liability will fluctuate in the future, and the ultimate total earnout payments cannot be finally determined, until all claims are paid. We accrued a net liability of $18.0 million at December 31, 2009, with an offset to goodwill. Accrued amounts are paid according to contractual requirements in the purchase agreement, with $38.3 million due to the former owners in 2010. During 2009, we paid $20.2 million. The total HCC Global earnout and the related goodwill recognized from the acquisition date through December 31, 2009 was $204.1 million.

Our 2008 acquisition of HCC MIS includes an earnout based on achievement of certain underwriting profit levels. At December 31, 2009, the accrued earnout, which will be paid in 2011, totaled $1.7 million.

Dispositions

On June 30, 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five-year managing general underwriter agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We reduced goodwill by $18.0 million, the amount assigned to this reporting unit, and recognized an immaterial gain on the transaction.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

On October 3, 2009, we executed a contract to sell 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited (RML), to an affiliate of Marsh & McLennan Companies, Inc. (MMC) for $42.5 million of MMC common stock. We also executed an agreement with MMC and its affiliates whereby our insurance companies and agencies will continue to utilize MMC and its affiliates to place certain of our reinsurance programs. The sale closed on October 8, 2009. The assets and liabilities sold included $142.2 million of premium, claims and other receivables and $165.6 million of premium and claims payable, respectively. We reduced goodwill by $41.9 million, the amount assigned to this reporting unit, and recognized a loss of $4.7 million, which was included in other operating income in our consolidated statements of earnings. We sold the MMC stock at a gain shortly after the RML transaction closed.

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

The changes in goodwill by segment during 2009 and 2008 are shown in the table below. The goodwill balance at December 31, 2007 for the insurance company segment includes a reduction of $15.0 million from an impairment recorded in 2001.

	Insurance		Other
	Company	Agency	Operations	Total

Balance at December 31, 2007	$563,984	$211,739	$323	$776,046
Additions:
Acquisitions	36,207	22,243	—	58,450
Earnouts	20,225	5,336	—	25,561
Transfer and other	26,111	(27,319)	—	(1,208)

Balance at December 31, 2008	646,527	211,999	323	858,849
Additions:
Acquisitions	7,481	891	—	8,372
Earnouts	14,972	2,483	—	17,455
Dispositions	—	(59,974)	—	(59,974)
Transfer and other	19,244	(21,940)	—	(2,696)

Balance at December 31, 2009	$688,224	$133,459	$323	$822,006

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(5)	Reinsurance

In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty, excess of loss and facultative reinsurance agreements. Although ceding for reinsurance purposes does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic loss and diversify their business.

The following table presents the effect of such reinsurance transactions on our premium and loss and loss adjustment expense disclosed in the consolidated statements of earnings.

			Loss and Loss
	Written	Earned	Adjustment
	Premium	Premium	Expense

Year ended December 31, 2009
Direct business	$2,308,667	$2,265,500	$1,335,571
Reinsurance assumed	251,124	250,133	153,325
Reinsurance ceded	(513,502)	(478,398)	(273,137)

Net amounts	$2,046,289	$2,037,235	$1,215,759

Year ended December 31, 2008
Direct business	$2,156,613	$2,091,212	$1,327,932
Reinsurance assumed	342,150	363,389	307,562
Reinsurance ceded	(438,145)	(446,827)	(423,621)

Net amounts	$2,060,618	$2,007,774	$1,211,873

Year ended December 31, 2007
Direct business	$2,000,552	$2,001,329	$1,119,384
Reinsurance assumed	450,627	433,951	233,026
Reinsurance ceded	(465,570)	(450,194)	(168,463)

Net amounts	$1,985,609	$1,985,086	$1,183,947

Ceding commissions that are netted with policy acquisition costs in the consolidated statements of earnings were $58.3 million in 2009, $47.8 million in 2008 and $45.8 million in 2007.

The table below shows the components of our reinsurance recoverables at December 31, 2009 and 2008.

	2009	2008

Reinsurance recoverable on paid losses	$82,887	$64,419
Reinsurance recoverable on outstanding losses	495,964	535,563
Reinsurance recoverable on incurred but not reported losses	440,505	463,396
Reserve for uncollectible reinsurance	(2,945)	(8,428)

Total reinsurance recoverables	$1,016,411	$1,054,950

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

In order to reduce our exposure to reinsurance credit risk, we evaluate the financial condition of our reinsurers and place our reinsurance with a diverse group of companies and syndicates, which we believe to be financially sound. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $25.0 million at December 31, 2009 and 2008. The companies’ ratings are the latest published by A.M. Best Company, Inc. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	Recoverables	Credits	Recoverables

December 31, 2009
Transatlantic Reinsurance Company	A	New York	$129,240	$21,749	$107,491
Hannover Rueckversicherungs AG	A	Germany	106,028	25,281	80,207
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	67,620	9,948	57,672
Swiss Reinsurance America Corporation	A	New York	57,705	8,951	48,754
Arch Reinsurance Company	A	Bermuda	48,461	9,170	39,291
Axis Reinsurance Company	A	New York	50,698	13,305	37,393
Harco National Insurance Company	A-	Illinois	33,756	865	32,891

December 31, 2008
Hannover Rueckversicherungs AG	A	Germany	$98,037	$20,090	$77,947
Transatlantic Reinsurance Company	A	New York	88,549	21,122	67,427
Swiss Reinsurance America Corporation	A+	New York	56,377	6,827	49,550
Harco National Insurance Company	A-	Illinois	48,201	354	47,847
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	50,927	3,521	47,406
Arch Reinsurance Company	A	Bermuda	42,354	4,919	37,435

We have a reserve of $2.9 million at December 31, 2009 for potential collectibility issues related to reinsurance recoverables, including disputed amounts and associated expenses. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future. We periodically review our financial exposure to the reinsurance market and the level of our reserve and continue to take actions in an attempt to mitigate our exposure to possible loss. We had a reserve of $8.4 million at December 31, 2008. During 2009, we wrote off $0.9 million of uncollectible recoverables against the reserve. We also recognized a $4.6 million benefit from reversing a portion of the reserve based on actual or expected cash collections from reinsurers, for which reserves had previously been established.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2009 and 2008.

	2009	2008

Payables to reinsurers	$246,415	$252,198
Letters of credit	183,040	184,314
Cash deposits	98,101	110,153

Total credits	$527,556	$546,665

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2009 and 2008.

	2009	2008

Loss and loss adjustment expense payable	$3,492,309	$3,415,230
Reinsurance recoverable on outstanding losses	(495,964)	(535,563)
Reinsurance recoverable on incurred but not reported losses	(440,505)	(463,396)

Net reserves	$2,555,840	$2,416,271

Unearned premium	$1,044,747	$977,426
Ceded unearned premium	(270,436)	(234,375)

Net unearned premium	$774,311	$743,051

Deferred policy acquisition costs	$208,463	$188,652
Deferred ceding commissions	(71,595)	(63,123)

Net deferred policy acquisition costs	$136,868	$125,529

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2009 and 2008, were $61.3 million and $64.2 million, respectively.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(6)	Liability for Unpaid Loss and Loss Adjustment Expense

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable at December 31, 2009, 2008 and 2007.

	2009	2008	2007

Reserves for loss and loss adjustment expense payable at beginning of year	$3,415,230	$3,227,080	$3,097,051
Less reinsurance recoverables on reserves	998,959	884,280	988,090

Net reserves at beginning of year	2,416,271	2,342,800	2,108,961
Net reserve addition from acquired businesses	36,522	29,053	742
Foreign currency adjustment	25,067	(82,677)	27,304
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,269,283	1,294,244	1,210,344
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years	(53,524)	(82,371)	(26,397)

Incurred loss and loss adjustment expense	1,215,759	1,211,873	1,183,947

Loss and loss adjustment expense payments for claims occurring during:
Current year	519,080	397,103	422,058
Prior years	618,699	687,675	556,096

Loss and loss adjustment expense payments	1,137,779	1,084,778	978,154

Net reserves at end of year	2,555,840	2,416,271	2,342,800
Plus reinsurance recoverables on reserves	936,469	998,959	884,280

Reserves for loss and loss adjustment expense at end of year	$3,492,309	$3,415,230	$3,227,080

Our net loss and loss adjustment expense was reduced by redundant reserve development relating to prior years’ losses of $53.5 million in 2009, $82.4 million in 2008 and $26.4 million in 2007. The redundant development in 2009 primarily resulted from our review and reduction of loss reserves for the 2005 hurricanes, our U.K. professional indemnity business for the 2004 – 2006 underwriting years, and an assumed quota share program reported in our other specialty line of business for the 2005 and prior accident years. As part of our 2009 reserve review, we re-estimated our net exposure in our diversified financial products line of business (principally related to our directors’ and officers’ liability product), which resulted in redundant reserve development in the 2004 – 2006 underwriting years, and which was substantially offset by an increase in the reserves for the 2007 underwriting year. The redundant development for 2008 primarily resulted from the re-estimation of our net exposure in our diversified financial products line of business (principally related to our directors’ and officers’ liability product) on the 2005 and prior underwriting years, our London market account for the 2005 and prior accident years, and the assumed quota share program for the 2005 and prior accident years. During 2008, we also increased certain ultimate loss ratios in accident year 2008 due to increased claims activity, primarily from financial institutions. The largest portion of this increase was in our directors’ and officers’ liability business. The redundant development for 2007 primarily related to reserve reductions in our diversified financial products line of business from the 2003 and 2004 underwriting years.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

We write directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverage for public and private companies and not-for-profit organizations. Certain of this business is written for financial institutions that have potential exposure to shareholder lawsuits as a result of the economic environment during the past few years. We also write trade credit business for policyholders who have credit and political risk exposure. We continue to closely monitor our exposure to subprime and credit market related issues. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for this business.

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

(7)	Notes Payable

Notes payable at December 31, 2009 and 2008 were as follows:

	2009	2008

6.30% Senior Notes	$298,483	$—
1.30% Convertible Notes	—	123,649
$575.0 million Revolving Loan Facility	—	220,000

Total notes payable	$298,483	$343,649

The estimated fair value of our Senior Notes was $305.6 million at December 31, 2009, based on quoted market prices. The estimated fair value of the Convertible Notes was $149.8 million at December 31, 2008, based on quoted market prices at that date. The estimated fair value of our Revolving Loan Facility approximated the carrying value at December 31, 2008 and was based on borrowing rates offered to us at that time.

Senior Notes

On November 10, 2009, we issued $300.0 million of unsecured 6.30% Senior Notes due 2019 under our shelf registration statement. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest on the Senior Notes semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of the indenture at December 31, 2009.

Convertible Notes

The terms of the 1.30% Convertible Notes provided that we could redeem the notes for cash anytime after April 4, 2009 by giving the holders 30 days notice. On November 20, 2009, we announced our intention to redeem all of the notes within the next 30 days. As a result, substantially all of the holders surrendered their notes for conversion before the redemption date. We redeemed the unsurrendered notes according to their terms by December 31, 2009. For conversion, we paid cash for the principal amount of the notes and issued our common stock for the value of the conversion premium. The premium was based on the weighted-average closing price of our stock for the ten trading days after conversion. The average conversion price was $27.96

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

per share. At December 31, 2009, all of the notes had been surrendered, but some had not yet been settled because the ten-day period had not expired. We paid $60.2 million principal as of December 31, 2009, with the remaining $64.5 million principal paid in January 2010. We classified the unpaid amount as accounts payable and accrued liabilities in the consolidated balance sheet at December 31, 2009. We issued 1.0 million shares of our common stock in conjunction with the conversion.

At December 31, 2008, the 1.30% Convertible Notes had an equity component of $1.1 million and a liability component of $123.6 million, consisting of a principal amount of $124.7 million less a discount of $1.1 million. The effective interest rate on our 1.30% Convertible Notes was 1.85% in 2009, which consisted of $1.2 million of contractual interest expense and $1.1 million amortization of discount. The effective interest rate was 4.80% in 2008 and 2007. Contractual interest expense was $1.6 million in 2008 and 2007 and the amortization of discount was $4.2 million and $4.0 million in 2008 and 2007, respectively.

Revolving Loan Facility

Our $575.0 million Revolving Loan Facility allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The interest rate is 30-day LIBOR (0.23% at December 31, 2009) plus 15 to 50 basis points, depending on our debt rating. In 2009, we repaid the outstanding balance with proceeds from our Senior Notes and other sources of cash. At December 31, 2008, the contractual interest rate on the outstanding balance was 30-day LIBOR plus 25 basis points (0.69%), but the effective interest rate on $200.0 million of the facility was 4.60% due to the interest rate swaps discussed below. The facility is collateralized by guarantees entered into by our domestic underwriting agencies and contains two restrictive financial covenants, with which we were in compliance at December 31, 2009.

At December 31, 2008, we had three interest rate swap agreements to exchange 30-day LIBOR (0.44% at December 31, 2008) for a 4.60% fixed rate on $200.0 million of our Revolving Loan Facility. The swaps qualified for cash flow hedge accounting treatment. The three swaps expired in November 2009. As of December 31, 2008, we had entered into two additional swaps for $105.0 million, which began when the original swaps expired and will expire in November 2010. The fixed rate on these swaps is 2.94% and they were in a total unrealized loss position of $2.4 million at December 31, 2009. These swaps do not qualify for hedge accounting treatment and the change in value is reported in our consolidated statements of earnings.

Standby Letter of Credit Facility

We have a $152.0 million Standby Letter of Credit Facility that is used to guarantee our performance in two Lloyd’s of London syndicates. Letters of credit issued under the Standby Letter of Credit Facility are unsecured commitments of HCC Insurance Holdings, Inc. The Standby Letter of Credit Facility contains the same two restrictive financial covenants as our Revolving Loan Facility, with which we were in compliance at December 31, 2009.

Subsidiary Letters of Credit

At December 31, 2009, certain of our subsidiaries had outstanding letters of credit with banks totaling $22.3 million, which were secured by fixed income securities with a fair value of $26.4 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(8)	Income Taxes

At December 31, 2009 and 2008, we had current income taxes receivable of $0.6 million and $1.2 million, respectively, included in other assets in the consolidated balance sheets.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2009	2008	2007

Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$181,493	$151,283	$202,966
Nontaxable municipal bond interest and dividends received deduction	(24,109)	(22,614)	(18,215)
Non-deductible expenses	447	456	1,233
State income taxes, net of federal tax benefit	4,107	1,553	3,855
Foreign income taxes	32,319	31,036	37,406
Foreign tax credit	(32,310)	(30,868)	(37,396)
Uncertain tax positions (net of federal tax benefit on state positions: $88 in 2009, $303 in 2008 and $232 in 2007)	(1,704)	(1,647)	(1,561)
Other, net	4,440	919	63

Income tax expense	$164,683	$130,118	$188,351

Effective tax rate	31.8%	30.1%	32.5%

The components of income tax expense were as follows:

	2009	2008	2007

Federal current	$125,126	$107,193	$113,950
Federal deferred	5,704	(8,550)	32,858

Total federal	130,830	98,643	146,808

State current	3,001	2,948	2,795
State deferred	2,511	(559)	3,135

Total state	5,512	2,389	5,930

Foreign current	27,996	30,556	38,043
Foreign deferred	2,137	480	(637)

Total foreign	30,133	31,036	37,406

Uncertain tax positions	(1,792)	(1,950)	(1,793)

Income tax expense	$164,683	$130,118	$188,351

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The net deferred tax asset (liability) is included in other assets or accounts payable and accrued liabilities, respectively, in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2009 and 2008 was as follows:

	2009	2008

Excess of financial statement unearned premium over tax	$22,482	$18,705
Discounting of loss reserves, net of salvage and subrogation	63,092	60,758
Excess of financial statement accrued expenses over tax	10,626	15,187
Allowance for bad debts, not deductible for tax	7,060	10,172
Stock-based compensation expense in excess of deduction for tax	11,336	9,457
Federal tax net operating loss carryforwards	3,978	214
State tax net operating loss carryforwards	2,292	3,053
Federal benefit of state uncertain tax positions	264	352
Valuation allowance	(6,119)	(4,698)

Total deferred tax assets	115,011	113,200

Unrealized gain on increase in value of securities	55,712	13,811
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	21,658	21,073
Amortizable goodwill for tax	64,221	50,184
Book basis in net assets of foreign subsidiaries in excess of tax	11,867	10,499
Property and equipment depreciation and other items	9,430	2,999

Total deferred tax liabilities	162,888	98,566

Net deferred tax asset (liability)	$(47,877)	$14,634

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses and other tax attributes for acquired businesses. Changes in the valuation allowance were as follows:

	2009	2008	2007

Balance at beginning of year	$4,698	$6,521	$7,822
Net operating loss carryforwards	1,472	892	(1,240)
State tax rates	—	(1,603)	—
Acquisitions	—	(1,108)	—
Other	(51)	(4)	(61)

Balance at end of year	$6,119	$4,698	$6,521

At December 31, 2009, we had Federal, state and foreign tax net operating loss carryforwards of approximately $11.4 million, $50.3 million and $4.5 million, respectively, which will expire in varying amounts through 2029. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $4.0 million and $1.8 million against our state and foreign loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to our federal loss carryforwards, for which there are no valuation allowances, will be realized.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

At December 31, 2009 and 2008, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $3.8 million and $5.0 million, respectively. Of the total amount of our unrecognized tax benefits at December 31, 2009, the entire amount would reduce our annual effective tax rate if the uncertain tax benefits currently were recognized as a reduction of income tax expense. At December 31, 2009, it is reasonably possible that liabilities for unrecognized tax benefits could decrease $0.8 million (including $0.1 million in interest) in the next twelve months, due to the expiration of statutes of limitation. A reconciliation of our liability for unrecognized gross tax benefits was as follows:

	2009	2008	2007

Balance at beginning of year	$5,002	$7,622	$9,869
Gross increases:
Tax positions of current year	670	597	953
Tax positions of prior years	664	188	248
Acquisitions	—	—	72
Gross decreases:
Statute expirations	(1,630)	(352)	(1,468)
Settlements	(766)	(2,383)	(1,327)
Tax positions of prior years	(119)	(670)	(305)
Acquisitions	—	—	(183)
Other	—	—	(237)

Balance at end of year	$3,821	$5,002	$7,622

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized a net $0.4 million of interest income in 2009 and $0.2 million in 2008 and no penalties in either year. At December 31, 2009, we had $0.4 million and $0.2 million accrued for interest expense and penalties, respectively.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2004. We currently are not under audit by any U.S. Federal, state, local or foreign jurisdictions.

(9)	Shareholders’ Equity

Treasury Stock

In 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. In 2009, we repurchased 1.7 million shares of our common stock in the open market for a total cost of $35.5 million and a weighted-average cost of $21.36 per share. In 2008, we repurchased 3.0 million shares in the open market for a total cost of $63.3 million, or $21.02 per share. Our total repurchases of $98.8 million were at a weighted-average cost of $21.14 per share.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

				Accumulated
	Unrealized	Cash Flow	Foreign	Other
	Investment	Hedge	Currency	Comprehensive
	Gains	Loss	Translation	Income

Balance at December 31, 2006	$18,018	$—	$15,954	$33,972
Other comprehensive income — 2007	3,114	(1,617)	12,413	13,910

Balance at December 31, 2007	21,132	(1,617)	28,367	47,882
Other comprehensive income — 2008	(9,417)	(3,603)	(7,326)	(20,346)

Balance at December 31, 2008	11,715	(5,220)	21,041	27,536
Other comprehensive income — 2009	89,694	5,220	1,516	96,430
Cumulative effect of accounting change (other-than-temporary impairments in investments)	(4,301)	—	—	(4,301)

Balance at December 31, 2009	$97,108	$—	$22,557	$119,665

Dividends

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic subsidiaries can pay in 2010 without special permission is $217.8 million.

(10)	Earnings Per Share

The following table details the numerator and denominator used in the earnings per share calculations.

	2009	2008	2007

Net earnings	$353,868	$302,120	$391,553
Less net earnings attributable to unvested restricted stock and restricted stock units	(1,928)	(449)	—

Net earnings available to common stock	$351,940	$301,671	$391,553

Weighted-average common shares outstanding	112,200	114,848	112,873
Dilutive effect of outstanding options (determined using treasury stock method)	312	333	760
Dilutive effect of convertible debt (determined using treasury stock method)	546	282	3,364

Weighted-average common shares and potential common shares outstanding	113,058	115,463	116,997

Anti-dilutive stock options not included in treasury stock method computation	5,376	6,080	4,714

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(11)	Stock-Based Compensation

Our stock-based compensation plan, the 2008 Flexible Incentive Plan, is administered by the Compensation Committee of the Board of Directors. We currently have stock options, restricted stock awards and restricted stock units outstanding under this plan. Each option granted under the plan may be used to purchase one share of our common stock. Outstanding options vest over a period of up to seven years, which is the requisite service period, and expire four to eight years after the grant date. Each restricted stock award and unit entitles the recipient to one share or equivalent unit of our common stock. Outstanding restricted stock awards and units vest over a period of up to ten years, which is the requisite service period.

The consolidated statements of earnings reflect total stock-based compensation expense of $16.0 million, $13.7 million and $12.0 million in 2009, 2008 and 2007, respectively, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. The total tax benefit recognized in earnings from stock-based compensation arrangements was $5.5 million, $4.4 million, and $4.2 million in 2009, 2008 and 2007, respectively. At December 31, 2009, there was approximately $22.9 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 2.6 years. In 2010, we expect to recognize $13.2 million of expense, including the amortization of deferred policy acquisition costs, for all stock-based awards outstanding at December 31, 2009 plus the 2010 grants discussed below. At December 31, 2009, 11.9 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock grants, of which 7.0 million shares were reserved for awards previously granted and 4.9 million shares were reserved for future issuance.

Common Stock Grants

In the past three years, we granted fully-vested common stock valued at $80,000 to each non-management director as part of their annual compensation for serving on our Board of Directors. The number of shares granted to each director was based on our closing stock price on the grant date, which was either the day of the Annual Meeting of Shareholders or the day the director joined the Board, if later.

In 2009, we granted $1.1 million of fully-vested common stock to certain key executives as part of their 2008 bonus compensation. The number of shares was based on our closing stock price on the grant date.

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

	2009	2008	2007

Fair value of options granted	$5.89	$4.15	$6.59
Risk free interest rate	2.0%	2.6%	4.4%
Expected volatility	34.9%	24.9%	21.0%
Expected dividend yield	2.0%	1.9%	1.3%
Expected option life	3.5 years	3.8 years	4.3 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following table details our stock option activity during 2009.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Exercise	Contractual	Intrinsic
	of Shares	Price	Life	Value

Outstanding, beginning of year	8,249	$26.41
Granted	550	25.10
Exercised	(993)	20.18
Forfeited and expired	(978)	28.63

Outstanding, end of year	6,828	26.89	2.5 years	$16,572

Vested or expected to vest, end of year	6,529	26.90	2.5 years	15,836

Exercisable, end of year	4,095	26.82	1.8 years	10,652

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2009, 2008 and 2007 was $6.4 million, $7.2 million and $12.5 million, respectively.

Exercise of options during 2009, 2008 and 2007 resulted in cash receipts of $19.3 million, $16.9 million and $21.1 million, respectively. We recognize a tax benefit when the intrinsic value of an option at exercise exceeds the Black-Scholes value of the award. We recorded a benefit (charge) of $(0.1) million, $1.3 million and $3.4 million within consolidated shareholders’ equity and as financing cash flow in our consolidated statements of cash flows in 2009, 2008 and 2007, respectively.

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date. All outstanding restricted stock awards and units earn dividends or dividend equivalent units during the vesting period. The following table details the 2009 activity for our restricted stock awards and units.

		Weighted-	Weighted-
		Average	Average	Aggregate
	Number	Grant Date	Contractual	Intrinsic
	of Shares	Fair Value	Life	Value

Restricted Stock Awards
Outstanding, beginning of year	344	$23.48
Awarded	164	23.97
Forfeited	(4)	23.43

Outstanding, end of year	504	23.66	2.7 years	$14,097

Vested or expected to vest, end of year	423	23.66	2.7 years	11,837

Restricted Stock Units
Outstanding, beginning of year	133	$23.74
Awarded	43	25.42

Outstanding, end of year	176	24.15	2.7 years	$4,928

Expected to vest, end of year	139	24.15	2.7 years	3,882

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

In January 2010, we granted 0.4 million restricted stock awards and units, valued at $12.2 million, to key employees at the closing price of our common stock on the grant date of $28.19. Certain of these awards contain performance standards. The awards have a weighted-average contractual life of 7.9 years.

(12)	Segment and Geographic Data

We classify our activities into the following three business segments based on services provided: 1) insurance company, 2) agency and 3) other operations. See Note 1 for a description of the principal subsidiaries included in and the services provided by our insurance company and agency segments. Our other operations segment includes insurance-related investments, which we make periodically, and our trading portfolio, which we liquidated in 2008. Corporate includes general corporate operations and those minor operations not included in a segment. Inter-segment revenue consists primarily of fee and commission income of our agency segment charged to our insurance company segment. Inter-segment pricing (either flat rate fees or as a percentage of premium) approximates what is charged to unrelated parties for similar services.

The performance of each segment is evaluated by our management based on net earnings. Net earnings is calculated on an after-tax basis and after corporate expense allocations, interest expense on debt incurred for acquired companies and intercompany eliminations have been charged or credited to our individual segments. All stock-based compensation is included in the corporate segment because it is not included in management’s evaluation of the other segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed on the corporate segment, which will record the appropriate stock-based compensation expense as the awards vest in future years.

No one customer comprised 10% or more of our consolidated revenues in 2009.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2009
Revenue:
Domestic	$1,859,124	$51,934	$6,216	$4,169	$1,921,443
Foreign	430,830	21,655	—	—	452,485
Inter-segment	—	108,507	1,106	—	109,613

Total segment revenue	$2,289,954	$182,096	$7,322	$4,169	2,483,541

Inter-segment eliminations					(109,613)

Consolidated total revenue					$2,373,928

Net earnings (loss):
Domestic	$287,676	$16,694	$2,372	$(30,747)	$275,995
Foreign	74,827	4,319	—	—	79,146

Total segment net earnings (loss)	$362,503	$21,013	$2,372	$(30,747)	355,141

Inter-segment eliminations					(1,273)

Consolidated net earnings					$353,868

Other items:
Net investment income	$187,921	$572	$15	$3,457	$191,965
Depreciation and amortization	5,277	7,892	88	2,964	16,221
Interest expense (benefit)	1,050	14,131	(13)	996	16,164
Capital expenditures	3,812	7,056	24	5,689	16,581

Income tax expense (benefit)	$158,837	$13,594	$1,304	$(8,355)	$165,380
Inter-segment eliminations					(697)

Consolidated income tax expense					$164,683

For 2009, earnings before income taxes were $402.1 million for our domestic subsidiaries and $116.4 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2008
Revenue:
Domestic	$1,805,989	$51,020	$6,017	$808	$1,863,834
Foreign	383,476	32,113	—	—	415,589
Inter-segment	—	105,311	1,309	—	106,620

Total segment revenue	$2,189,465	$188,444	$7,326	$808	2,386,043

Inter-segment eliminations					(106,620)

Consolidated total revenue					$2,279,423

Net earnings (loss):
Domestic	$236,939	$24,307	$2,178	$(24,500)	$238,924
Foreign	64,782	4,062	—	—	68,844

Total segment net earnings (loss)	$301,721	$28,369	$2,178	$(24,500)	307,768

Inter-segment eliminations					(5,648)

Consolidated net earnings					$302,120

Other items:
Net investment income	$159,452	$4,529	$55	$715	$164,751
Depreciation and amortization	4,711	6,719	119	2,759	14,308
Interest expense (benefit)	1,174	15,590	(103)	3,701	20,362
Capital expenditures	2,652	6,978	127	2,903	12,660

Income tax expense (benefit)	$123,000	$17,664	$(310)	$(6,572)	$133,782
Inter-segment eliminations					(3,664)

Consolidated income tax expense					$130,118

For 2008, earnings before income taxes were $330.1 million for our domestic subsidiaries and $102.1 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

Year ended December 31, 2007
Revenue:
Domestic	$1,849,620	$62,246	$38,904	$4,553	$1,955,323
Foreign	395,495	37,555	—	—	433,050
Inter-segment	—	78,836	—	—	78,836

Total segment revenue	$2,245,115	$178,637	$38,904	$4,553	2,467,209

Inter-segment eliminations					(78,836)

Consolidated total revenue					$2,388,373

Net earnings (loss):
Domestic	$277,331	$29,043	$22,801	$(24,044)	$305,131
Foreign	80,502	4,810	—	—	85,312

Total segment net earnings (loss)	$357,833	$33,853	$22,801	$(24,044)	390,443

Inter-segment eliminations					1,110

Consolidated net earnings					$391,553

Other items:
Net investment income	$192,486	$9,520	$2,498	$1,958	$206,462
Depreciation and amortization	4,921	8,030	219	2,812	15,982
Interest expense (benefit)	1,579	11,606	(51)	3,136	16,270
Capital expenditures	5,462	3,416	412	2,780	12,070

Income tax expense (benefit)	$162,058	$25,853	$13,211	$(13,621)	$187,501
Inter-segment eliminations					850

Consolidated income tax expense					$188,351

For 2007, earnings before income taxes were $447.2 million for our domestic subsidiaries and $132.7 million for our foreign subsidiaries and branches.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following tables present selected revenue items by line of business and major product lines.

	2009	2008	2007

Diversified financial products
Directors’ and officers’	$371,650	$312,135	$326,099
Errors and omissions	234,768	227,667	223,580
Other professional liability	39,123	31,753	30,202
U.S. surety and credit	182,627	167,914	141,957
International surety and credit	68,162	66,135	55,576

	896,330	805,604	777,414

Group life, accident and health
Medical stop-loss	633,572	616,900	607,980
Other medical	134,161	121,865	110,593
Other	29,887	38,503	39,943

	797,620	777,268	758,516

Aviation	129,626	139,838	153,121

London market account
Energy	49,116	57,262	59,249
Other	54,043	49,595	65,360

	103,159	106,857	124,609

Other specialty lines
Public risk	39,986	25,600	17,414
HCC Lloyd’s	40,273	62,126	56,032
Other	30,114	85,723	98,378

	110,373	173,449	171,824

Discontinued lines	127	4,758	(398)

Net earned premium	$2,037,235	$2,007,774	$1,985,086

Property and casualty	$84,458	$105,137	$121,307
Accident and health	19,232	20,064	18,785

Fee and commission income	$103,690	$125,201	$140,092

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Assets by business segment and geographic location are shown in the following tables:

	Insurance		Other
	Company	Agency	Operations	Corporate	Total

December 31, 2009
Domestic	$5,969,694	$564,331	$5,525	$228,925	$6,768,475
Foreign	2,013,348	52,568	—	—	2,065,916

Total assets	$7,983,042	$616,899	$5,525	$228,925	$8,834,391

December 31, 2008
Domestic	$5,486,898	$402,093	$24,715	$278,366	$6,192,072
Foreign	1,803,872	336,056	—	—	2,139,928

Total assets	$7,290,770	$738,149	$24,715	$278,366	$8,332,000

(13)	Commitments and Contingencies

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires on December 31, 2015. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At December 31, 2009, we have recorded a liability of $12.9 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2010, our deductible is approximately $122.7 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2010 up to the maximum amount set out in the Act. Currently, the Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $15.8 million in 2009, $13.7 million in 2008 and $12.2 million in 2007.

At December 31, 2009, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2010	$14,089
2011	12,578
2012	10,123
2013	8,232
2014	7,457
Thereafter	16,693

Total future minimum rental payments	$69,172

(14)	Related Party Transactions

At December 31, 2009, 2008 and 2007, we had accruals of $18.0 million, $20.7 million and $31.7 million, respectively, for amounts owed to former owners of businesses we acquired, who now are officers of certain of our subsidiaries. These accruals represent net amounts due under the terms of various acquisition agreements. We paid $20.8 million in 2009, $30.9 million in 2008 and $49.0 million in 2007 related to such agreements.

During 2008 and 2007, we owned equity interests in companies for which we used the equity method of accounting. We recorded gross written premium from business originating at these companies of $16.5 million in 2008 and $15.7 million in 2007. During 2008 and 2007, we also ceded written premium of $0.4 million and $3.7 million, respectively, to one of these companies under a quota share reinsurance agreement.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2009	2008	2007

Statutory policyholders’ surplus	$2,103,892	$1,852,684	$1,744,889
Statutory net income	389,037	308,717	365,308

The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16)	Supplemental Information

Supplemental cash flow information was as follows:

	2009	2008	2007

Cash received from (paid for) commutations	$(43,925)	$7,500	$101,040
Income taxes paid	157,203	154,415	146,829
Interest paid	12,108	14,611	8,618
Dividends declared but not paid at year end	15,461	14,152	12,658

The unrealized gain or loss on securities available for sale and the related deferred taxes are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

(17)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2009	2008	2009	2008	2009	2008	2009	2008

Total revenue	$590,253	$551,866	$601,801	$566,319	$581,136	$593,850	$600,738	$567,388
Net earnings	$84,792	$71,599	$94,321	$58,391	$91,585	$91,675	$83,170	$80,455
Earnings per share
Basic	$0.75	$0.63	$0.84	$0.51	$0.81	$0.79	$0.73	$0.70
Diluted	0.74	0.63	0.83	0.50	0.81	0.79	0.73	0.69
Weighted-average shares outstanding
Basic	112,335	113,895	111,892	114,812	111,776	115,457	112,799	115,232
Diluted	113,401	114,093	112,946	115,411	112,520	116,040	113,289	116,369

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

	December 31, 2009
			Column D
			Amount
Column A	Column B	Column C	Shown in
Type of Investment	Cost	Value	Balance Sheet

Available for sale fixed maturities
Bonds — United States government and government agencies and authorities	$308,618	$313,547	$313,547
Bonds — states, municipalities and political subdivisions	1,012,262	1,059,426	1,059,426
Bonds — special revenue	1,101,566	1,146,334	1,146,334
Bonds — corporate	537,347	559,824	559,824
Asset-backed and mortgage-backed securities	1,081,678	1,104,764	1,104,764
Bonds — foreign	340,291	354,178	354,178

Total available for sale fixed maturities	4,381,762	4,538,073	4,538,073

Held to maturity fixed maturities
Bonds — United States government and government agencies and authorities	14,988	15,257	14,988
Bonds — foreign	87,804	88,751	87,804

Total held to maturity fixed maturities	102,792	104,008	102,792

Total fixed maturities	4,484,554	$4,642,081	4,640,865

Equity securities
Common stocks — industrial and miscellaneous	16	14	14

Total equity securities	16	$14	14

Short-term investments	810,673		810,673
Other investments	4,677		4,677

Total investments	$5,299,920		$5,456,229

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2009	2008

ASSETS
Cash	$72,813	$101
Short-term investments	17,031	12,164
Investment in subsidiaries	3,087,571	2,734,112
Intercompany loans to subsidiaries for acquisitions	251,789	297,735
Receivable from subsidiaries	87,816	40,520
Other assets	6,368	7,244

Total assets	$3,523,388	$3,091,876

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$39,993	$37,443
Notes payable	298,483	343,649
Deferred Federal income tax	40,915	17,973
Accounts payable and accrued liabilities	112,814	52,788

Total liabilities	492,205	451,853
Total shareholders’ equity	3,031,183	2,640,023

Total liabilities and shareholders’ equity	$3,523,388	$3,091,876

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years Ended December 31,
	2009	2008	2007

REVENUE
Equity in earnings of subsidiaries	$380,870	$308,227	$401,973
Interest income from subsidiaries	13,281	13,328	9,345
Net investment income	56	626	1,794
Other operating income (loss)	253	10,006	(103)

Total revenue	394,460	332,187	413,009

EXPENSE
Interest expense	15,186	19,413	14,916
Other operating expense	10,908	6,358	12,060

Total expense	26,094	25,771	26,976

Earnings before income tax expense	368,366	306,416	386,033
Income tax expense (benefit)	14,498	4,296	(5,520)

Net earnings	$353,868	$302,120	$391,553

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008	2007

Operating Activities:
Net earnings	$353,868	$302,120	$391,553
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(245,104)	(168,834)	(371,873)
Change in accrued interest receivable added to intercompany loan balances	(13,306)	(13,328)	(9,345)
Change in accounts payable and accrued liabilities	1,303	(28,268)	18,812
Other, net	13,560	21,630	(5,378)

Cash provided by operating activities	110,321	113,320	23,769

Investing Activities:
Cash contributions to subsidiaries	(7,000)	—	(227)
Payments for purchase of businesses, net of cash received	—	(15,500)	(12,021)
Change in short-term investments	(4,867)	24,315	(16,587)
Cost of securities acquired	—	—	(912)
Proceeds from sale of strategic investment	—	22,382	—
Change in receivable/payable from subsidiaries	859	(3,102)	—
Intercompany loans to subsidiaries for acquisitions	(23,098)	(88,409)	(52,257)
Payments on intercompany loans to subsidiaries	54,346	24,245	52,570

Cash provided (used) by investing activities	20,240	(36,069)	(29,434)

Financing Activities:
Issuance of notes payable	296,096	—	—
Advances on line of credit	130,000	181,000	232,000
Payments on line of credit and convertible notes	(410,242)	(161,000)	(204,437)
Sale of common stock	19,198	18,198	24,533
Purchase of common stock	(35,464)	(63,335)	—
Dividends paid	(57,437)	(52,453)	(46,158)

Cash provided (used) by financing activities	(57,849)	(77,590)	5,938

Net increase (decrease) in cash	72,712	(339)	273
Cash at beginning of year	101	440	167

Cash at end of year	$72,813	$101	$440

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

(2) Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2009, the interest rate on intercompany loans was 6.25%.

(3) Dividends received from subsidiaries were $135.8 million, $139.4 million and $30.1 million in 2009, 2008 and 2007, respectively.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)		(2)			(3)
	December 31,			Years Ended December 31,
		Future
		Policy				Benefits,
		Benefits,				Claims,	Amortization
	Deferred	Losses,				Losses	of Deferred
	Policy	Claims			Net	and	Policy	Other
	Acquisition	and Loss	Unearned	Premium	Investment	Settlement	Acquisition	Operating	Premium
Segments	Costs	Expenses	Premiums	Revenue	Income	Expenses	Costs	Expenses	Written

2009
Insurance Company	$136,868	$3,553,622	$1,044,747	$2,037,235	$187,921	$1,215,759	$363,966	$126,620	$2,046,289
Agency					572			84,651
Other Operations					15			3,719
Corporate					3,457			44,498

Total	$136,868	$3,553,662	$1,044,747	$2,037,235	$191,965	$1,215,759	$363,966	$259,488	$2,046,289

2008
Insurance Company	$125,529	$3,479,465	$977,426	$2,007,774	$159,452	$1,211,873	$381,441	$115,737	$2,060,618
Agency					4,529			85,286
Other Operations					55			5,161
Corporate					715			27,325

Total	$125,529	$3,479,465	$977,426	$2,007,774	$164,751	$1,211,873	$381,441	$233,509	$2,060,618

2007
Insurance Company	$123,805	$3,293,279	$943,946	$1,985,086	$192,487	$1,183,947	$366,610	$127,942	$1,985,609
Agency					9,520			73,518
Other Operations					2,497			3,032
Corporate					1,958			37,150

Total	$123,805	$3,293,279	$943,946	$1,985,086	$206,462	$1,183,947	$366,610	$241,642	$1,985,609

(1)	Columns C and D are shown ignoring the effects of reinsurance.

(2)	Net investment income was allocated to the subsidiary, and therefore the segment, on which the related investment asset was recorded.

(3)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.

Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDAIRIES

REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to Other	Other		Amount
	Direct Amount	Companies	Companies	Net Amount	Assumed to Net

Year ended December 31, 2009
Life insurance in force	$1,270,969	$346,985	$—	$923,984	—%

Earned premium
Property and liability insurance	$1,490,910	$428,968	$153,846	$1,215,788	13%
Accident and health insurance	774,590	49,430	96,287	821,447	12%

Total	$2,265,500	$478,398	$250,133	$2,037,235	12%

Year ended December 31, 2008
Life insurance in force	$1,348,357	$370,205	$—	$978,152	—%

Earned premium
Property and liability insurance	$1,344,569	$405,049	$271,433	$1,210,953	22%
Accident and health insurance	746,643	41,778	91,956	796,821	12%

Total	$2,091,212	$446,827	$363,389	$2,007,774	18%

Year ended December 31, 2007
Life insurance in force	$1,267,547	$417,479	$—	$850,068	—%

Earned premium
Property and liability insurance	$1,329,889	$415,699	$291,592	$1,205,782	24%
Accident and health insurance	671,440	34,495	142,359	779,304	18%

Total	$2,001,329	$450,194	$433,951	$1,985,086	22%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2009	2008	2007

Reserve for uncollectible reinsurance
Balance at beginning of year	$8,427	$8,530	$14,883
Provision charged (credited) to expense	(4,552)	—	2,231
Amounts written off	(930)	(103)	(8,584)

Balance at end of year	$2,945	$8,427	$8,530

Allowance for doubtful accounts
Balance at beginning of year	$5,380	$6,387	$6,514
Provision charged to expense	902	770	1,124
Sale of subsidiary	(806)	—	—
Amounts written off and other	(1,196)	(1,777)	(1,251)

Balance at end of year	$4,280	$5,380	$6,387