Form 10-Q
period 2010-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2010-05-07
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2010.

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
Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
On April 30, 2010, there were approximately 115.0 million shares of common stock outstanding.

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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of the credit market downturn and subprime market exposures,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	changes to the country’s health care delivery system,

•	the effect, if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	March 31,	December 31,
	2010	2009
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2010 — $4,638,702; 2009 — $4,381,762)	$4,802,585	$4,538,073
Fixed income securities — held to maturity, at amortized cost (fair value: 2010 — $137,607; 2009 — $104,008)	135,619	102,792
Short-term investments, at cost, which approximates fair value	576,576	810,673
Other investments	4,535	4,691

Total investments	5,519,315	5,456,229

Cash	59,892	129,460
Restricted cash and cash investments	146,512	146,133
Premium, claims and other receivables	641,341	600,332
Reinsurance recoverables	1,028,948	1,016,411
Ceded unearned premium	261,256	270,436
Ceded life and annuity benefits	60,603	61,313
Deferred policy acquisition costs	209,083	208,463
Goodwill	821,698	822,006
Other assets	119,021	123,608

Total assets	$8,867,669	$8,834,391

LIABILITIES

Loss and loss adjustment expense payable	$3,495,705	$3,492,309
Life and annuity policy benefits	60,603	61,313
Reinsurance balances payable	157,735	182,661
Unearned premium	1,022,950	1,044,747
Deferred ceding commissions	67,876	71,595
Premium and claims payable	174,164	154,596
Notes payable	298,522	298,483
Accounts payable and accrued liabilities	496,286	497,504

Total liabilities	5,773,841	5,803,208

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2010 — 119,650 and 2009 — 118,724; outstanding: 2010 — 114,977 and 2009 — 114,051)	119,650	118,724
Additional paid-in capital	923,666	914,339
Retained earnings	2,033,063	1,977,254
Accumulated other comprehensive income	116,248	119,665
Treasury stock, at cost (shares: 2010 and 2009 — 4,673)	(98,799)	(98,799)

Total shareholders’ equity	3,093,828	3,031,183

Total liabilities and shareholders’ equity	$8,867,669	$8,834,391

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Three months ended March 31,
	2010	2009
REVENUE

Net earned premium	$509,587	$502,388
Fee and commission income	20,993	30,294
Net investment income	49,249	45,218
Other operating income	9,906	22,896
Net realized investment gain	4,525	3,055
Other-than-temporary impairment loss
Total loss	—	(3,113)
Portion recognized in other comprehensive income	—	—

Net loss recognized in earnings	—	(3,113)

Total revenue	594,260	600,738

EXPENSE

Loss and loss adjustment expense, net	326,521	315,566
Policy acquisition costs, net	92,656	88,692
Other operating expense	66,668	68,998
Interest expense	5,390	4,639

Total expense	491,235	477,895

Earnings before income tax expense	103,025	122,843
Income tax expense	31,671	39,673

Net earnings	$71,354	$83,170

Earnings per common share

Basic	$0.62	$0.73

Diluted	$0.62	$0.73

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2009	$118,724	$914,339	$1,977,254	$119,665	$(98,799)	$3,031,183

Comprehensive income

Net earnings	—	—	71,354	—	—	71,354

Other comprehensive income
Change in unrealized gain on investments, net of tax	—	—	—	4,579	—	4,579

Other, net of tax	—	—	—	(7,996)	—	(7,996)

Total other comprehensive income						(3,417)

Comprehensive income						67,937

Issuance of 344 shares for exercise of options, including tax effect	344	6,829	—	—	—	7,173

Stock-based compensation	582	2,498	—	—	—	3,080

Cash dividends declared, $0.135 per share	—	—	(15,545)	—	—	(15,545)

Balance at March 31, 2010	$119,650	$923,666	$2,033,063	$116,248	$(98,799)	$3,093,828

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2010	2009
Operating activities
Net earnings	$71,354	$83,170
Adjustments to reconcile net earnings to net cash provided by operating activities
Change in premium, claims and other receivables	(24,890)	(28,719)
Change in reinsurance recoverables	(21,839)	(29,973)
Change in ceded unearned premium	7,548	(217)
Change in loss and loss adjustment expense payable	28,921	67,544
Change in reinsurance balances payable	(23,913)	11,481
Change in unearned premium	(17,600)	(11,335)
Change in premium and claims payable, net of restricted cash	19,413	8,859
Change in accounts payable and accrued liabilities	(18,215)	(7,556)
Stock-based compensation expense	3,080	4,783
Depreciation and amortization expense	3,971	3,579
(Gain) loss on investments	(5,011)	1,020
Other, net	19,657	30,966

Cash provided by operating activities	42,476	133,602

Investing activities
Sales of available for sale fixed income securities	67,689	119,092
Maturity or call of available for sale fixed income securities	115,793	69,280
Maturity or call of held to maturity fixed income securities	8,260	85,821
Cost of available for sale fixed income securities acquired	(381,704)	(210,093)
Cost of held to maturity fixed income securities acquired	(44,901)	(59,515)
Change in short-term investments	223,947	(177,715)
Proceeds from sales of strategic and other investments	—	48,579
Payments for purchase of businesses, net of cash received	(36,348)	(32,966)
Proceeds from sale of subsidiary	14,851	—
Other, net	(3,824)	(3,482)

Cash used by investing activities	(36,237)	(160,999)

Financing activities
Advances on line of credit	—	80,000
Sale of common stock	7,173	2,090
Payments on convertible notes	(64,472)	—
Purchase of common stock	—	(35,464)
Dividends paid	(15,460)	(14,182)
Other, net	(3,048)	619

Cash provided (used) by financing activities	(75,807)	33,063

Net increase (decrease) in cash	(69,568)	5,666
Cash at beginning of year	129,460	27,347

Cash at end of period	$59,892	$33,013

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
(1) General Information
HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies. We provide specialized property and casualty, surety, and group life, accident and health insurance coverages and related agency services to commercial customers and individuals. We market our products both directly to customers and through a network of independent brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions liability (known as professional indemnity outside the U.S.), employment practices liability, surety, credit, and fidelity coverages); group life, accident and health (which includes medical stop-loss, short-term medical, occupational accident, and other coverages); aviation; our London market account (which includes energy, property, property treaty, marine, and accident and health coverages); and other specialty lines of insurance (which includes public entity, U.K. liability, event cancellation, contingency, and other coverages). We operate primarily in the United States, the United Kingdom, Spain and Ireland, although some of our operations have a broader international scope.
Basis of Presentation
Our unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC Insurance Holdings, Inc. and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2009. The condensed consolidated balance sheet at December 31, 2009 was derived from the audited financial statements, but does not include all disclosures required by GAAP.
Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2009 condensed consolidated financial statements to conform to the 2010 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.
Accounting Guidance Adopted in 2010
A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), became effective January 1, 2010. The guidance, which was incorporated into Accounting Standards Codification (ASC) Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. Our adoption of this guidance as of January 1, 2010 had no material impact on our condensed consolidated financial statements.
Effective January 1, 2010, we adopted Accounting Standards Update No. 2010-06, which incorporated changes in disclosure requirements into ASC Topic 820, Fair Value Measurements and Disclosures. When applicable, we have included the additional required disclosures in the notes to our condensed consolidated financial statements.
Derivative Financial Instruments
At December 31, 2009, we had interests in two long-term mortgage impairment insurance contracts that are denominated in British pound sterling. The exposure with respect to these two contracts is measured based on movement in a specified United Kingdom housing index. In the first quarter of 2010, we commuted our interest in one contract for $8.3 million cash. We recognized a gain of $8.0 million, which is included in other operating income in our condensed consolidated statements of earnings. The remaining contract qualifies as a derivative financial instrument, is unhedged and is reported at fair value in other assets in our condensed consolidated balance sheets. We record changes in fair value and any foreign exchange gain/loss on this contract as a component of other operating income.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
Stock-based Compensation
In the first quarter of 2010, we granted the following shares of restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number of	grant date	Aggregate	Vesting
	shares	fair value	fair value	period
Restricted stock	601	$28.24	$16,986	3-10 years
Restricted stock units	22	28.30	636	4-10 years
Stock options	130	6.78	882	5 years
Income Taxes
For the three months ended March 31, 2010 and 2009, the income tax provision was calculated based on an estimated effective tax rate for each fiscal year. Our effective tax rate differs from the United States Federal statutory rate primarily due to the effect of tax-exempt municipal bond interest.
Disposition
In 2010, we sold an inactive subsidiary, HCC Insurance Company, for $14.7 million cash.
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
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which were reflected as liabilities in our condensed consolidated balance sheets. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of March 31, 2010 or

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
December 31, 2009. In addition, we did not apply GAAP criteria for determining the fair value of securities in inactive markets since no markets for our investments were judged to be inactive as of March 31, 2010 or December 31, 2009.
Our Level 3 securities include certain fixed income securities and two insurance contracts that we account for as derivatives. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs. We commuted our interest in one insurance contract in the first quarter of 2010. For the remaining insurance contract, we determine fair value based on our estimate of the present value of expected future cash flows, modified to reflect specific contract terms.
The following tables present our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
March 31, 2010

Fixed income securities
U.S. government and government agency securities	$175,950	$181,059	$—	$357,009
Fixed income securities of states, municipalities and political subdivisions	—	1,110,823	—	1,110,823
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,262,201	—	1,262,201
Corporate fixed income securities	—	562,106	151	562,257
Residential mortgage-backed securities	—	1,014,909	—	1,014,909
Commercial mortgage-backed securities	—	146,816	2,758	149,574
Asset-backed securities	—	10,657	1,315	11,972
Foreign government securities	—	210,110	—	210,110
Foreign non-government securities	—	123,730	—	123,730

Total fixed income securities	175,950	4,622,411	4,224	4,802,585
Other investments	13	—	—	13
Other assets	—	—	291	291

Total assets measured at fair value	$175,963	$4,622,411	$4,515	$4,802,889

Accounts payable and accrued liabilities	$—	$(1,871)	$—	$(1,871)

Total liabilities measured at fair value	$—	$(1,871)	$—	$(1,871)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2009

Fixed income securities
U.S. government and government agency securities	$178,927	$134,620	$—	$313,547
Fixed income securities of states, municipalities and political subdivisions	—	1,059,426	—	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,146,334	—	1,146,334
Corporate fixed income securities	—	559,673	151	559,824
Residential mortgage-backed securities	—	944,182	—	944,182
Commercial mortgage-backed securities	—	143,412	2,805	146,217
Asset-backed securities	—	13,059	1,306	14,365
Foreign government securities	—	227,681	—	227,681
Foreign non-government securities	—	126,497	—	126,497

Total fixed income securities	178,927	4,354,884	4,262	4,538,073
Other investments	14	—	—	14
Other assets	—	—	432	432

Total assets measured at fair value	$178,941	$4,354,884	$4,694	$4,538,519

Accounts payable and accrued liabilities	$—	$(2,367)	$—	$(2,367)

Total liabilities measured at fair value	$—	$(2,367)	$—	$(2,367)

We excluded from our fair value disclosures our held to maturity investment portfolio measured at amortized cost and two other investments measured at cost. Our held to maturity portfolio had a fair value of $137.6 million at March 31, 2010 and $104.0 million at December 31, 2009. The two other investments collectively were valued at $4.1 million at both balance sheet dates.
The following table presents the changes in fair value of our Level 3 assets.

	2010			2009
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$4,262	$432	$4,694	$6,515	$16,100	$22,615
Net redemptions	(100)	(8,342)	(8,442)	(281)	—	(281)
Gains and (losses) — unrealized	62	(141)	(79)	567	363	930
Gains — realized	—	8,342	8,342	30	—	30
Transfers out of Level 3	—	—	—	(1,746)	—	(1,746)

Balance at March 31	$4,224	$291	$4,515	$5,085	$16,463	$21,548

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred investments from Level 3 to Level 2 in the first quarter of 2009 because we were able to determine their fair value using inputs based on observable market data at March 31, 2009. There were no investments transferred between Level 1 and Level 2 for either period.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
(3) Investments
Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized	Fair
	cost	gain	loss	value
March 31, 2010

U.S. government and government agency securities	$351,461	$6,419	$(871)	$357,009
Fixed income securities of states, municipalities and political subdivisions	1,067,684	45,344	(2,205)	1,110,823
Special purpose revenue bonds of states, municipalities and political subdivisions	1,223,431	41,097	(2,327)	1,262,201
Corporate fixed income securities	538,805	23,593	(141)	562,257
Residential mortgage-backed securities	980,331	39,161	(4,583)	1,014,909
Commercial mortgage-backed securities	147,001	3,725	(1,152)	149,574
Asset-backed securities	12,513	500	(1,041)	11,972
Foreign government securities	200,183	9,961	(34)	210,110
Foreign non-government securities	117,293	6,437	—	123,730

Total available for sale fixed income securities	$4,638,702	$176,237	$(12,354)	$4,802,585

December 31, 2009

U.S. government and government agency securities	$308,618	$6,255	$(1,326)	$313,547
Fixed income securities of states, municipalities and political subdivisions	1,012,262	49,491	(2,327)	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	1,101,566	46,551	(1,783)	1,146,334
Corporate fixed income securities	537,347	22,594	(117)	559,824
Residential mortgage-backed securities	915,203	35,130	(6,151)	944,182
Commercial mortgage-backed securities	151,357	630	(5,770)	146,217
Asset-backed securities	15,118	445	(1,198)	14,365
Foreign government securities	219,985	7,914	(218)	227,681
Foreign non-government securities	120,306	6,191	—	126,497

Total available for sale fixed income securities	$4,381,762	$175,201	$(18,890)	$4,538,073

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity were as follows:

	March 31, 2010		December 31, 2009
	Amortized		Amortized
	cost	Fair value	cost	Fair value
U.S. government securities	$12,986	$13,296	$14,988	$15,257
Foreign government securities	79,194	80,274	80,210	81,066
Foreign non-government securities	43,439	44,037	7,594	7,685

Total held to maturity fixed income securities	$135,619	$137,607	$102,792	$104,008

All fixed income securities were income producing in 2010. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated:

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
March 31, 2010

U.S. government and government agency securities	$79,931	$(871)	$—	$—	$79,931	$(871)
Fixed income securities of states, municipalities and political subdivisions	113,823	(1,122)	17,787	(1,083)	131,610	(2,205)
Special purpose revenue bonds of states, municipalities and political subdivisions	194,288	(1,802)	22,171	(525)	216,459	(2,327)
Corporate fixed income securities	31,350	(141)	—	—	31,350	(141)
Residential mortgage-backed securities	151,297	(1,100)	37,997	(3,483)	189,294	(4,583)
Commercial mortgage-backed securities	25	—	21,942	(1,152)	21,967	(1,152)
Asset-backed securities	—	—	6,278	(1,041)	6,278	(1,041)
Foreign government securities	—	—	3,984	(34)	3,984	(34)

Total	$570,714	$(5,036)	$110,159	$(7,318)	$680,873	$(12,354)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2009

U.S. government and government agency securities	$101,542	$(1,326)	$—	$—	$101,542	$(1,326)
Fixed income securities of states, municipalities and political subdivisions	48,836	(985)	19,816	(1,342)	68,652	(2,327)
Special purpose revenue bonds of states, municipalities and political subdivisions	76,305	(1,305)	25,261	(478)	101,566	(1,783)
Corporate fixed income securities	13,773	(117)	—	—	13,773	(117)
Residential mortgage-backed securities	147,621	(2,018)	40,568	(4,133)	188,189	(6,151)
Commercial mortgage-backed securities	30,209	(418)	73,451	(5,352)	103,660	(5,770)
Asset-backed securities	2,476	(246)	7,532	(952)	10,008	(1,198)
Foreign government securities	4,153	(130)	8,593	(88)	12,746	(218)

Total	$424,915	$(6,545)	$175,221	$(12,345)	$600,136	$(18,890)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. During 2010 and 2009, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months.
For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. We recognized no other-than-temporary impairment losses in the first quarter of 2010, compared to $3.1 million of other-than-temporary impairment credit losses in the first quarter of 2009.
At March 31, 2010, we had $5.0 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income within shareholders’ equity. The credit-related portion of our pretax other-than-temporary impairment loss recognized in earnings, for which a portion of the other-than-temporary loss was recognized in other comprehensive income, did not change in the first quarter of 2010 and was $3.8 million at March 31, 2010.
We do not consider the $12.4 million of gross unrealized losses in our fixed income securities portfolio at March 31, 2010 to be other-than-temporary impairments as of that date because: 1) we received all contractual interest and principal payments on these securities as of March 31, 2010, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
The amortized cost and fair value of our fixed income securities at March 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities at March 31, 2010 was 3.7 years.

	Available for sale		Held to maturity
	Cost or amortized		Amortized
	cost	Fair value	cost	Fair value
Due in 1 year or less	$309,014	$313,966	$38,205	$38,404
Due after 1 year through 5 years	1,104,920	1,156,837	87,012	88,515
Due after 5 years through 10 years	803,390	838,882	10,402	10,688
Due after 10 years through 15 years	687,406	706,459	—	—
Due after 15 years	594,127	609,986	—	—

Securities with fixed maturities	3,498,857	3,626,130	135,619	137,607
Asset-backed and mortgage-backed securities	1,139,845	1,176,455	—	—

Total fixed income securities	$4,638,702	$4,802,585	$135,619	$137,607

The sources of net investment income were as follows:

	Three months ended March 31,
	2010	2009
Fixed income securities	$48,599	$45,438
Short-term investments	190	884
Other	1,508	(52)

Total investment income	50,297	46,270
Investment expense	(1,048)	(1,052)

Net investment income	$49,249	$45,218

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Three months ended March 31,
	2010			2009
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$4,901	$(223)	$4,678	$2,970	$(451)	$2,519
Other	2	(155)	(153)	683	(147)	536

Realized gain (loss)	$4,903	$(378)	$4,525	$3,653	$(598)	$3,055

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
(4) Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2010	2009
Net earnings	$71,354	$83,170
Less: net earnings attributable to unvested restricted stock and restricted stock units	(752)	(396)

Net earnings available to common stock	$70,602	$82,774

Weighted-average common shares outstanding	113,668	112,799
Dilutive effect of outstanding options (determined using treasury stock method)	456	235
Dilutive effect of convertible debt (determined using treasury stock method)	—	255

Weighted-average common shares and potential common shares outstanding	114,124	113,289

Anti-dilutive stock options not included in treasury stock method computation	3,413	6,509

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
(unaudited, in thousands except per share data)
The following tables show information by business segment and geographic location. Geographic location is determined by physical location of our offices and does not represent the location of insureds or reinsureds from whom the business was generated.

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2010

Revenue:
Domestic	$460,478	$10,926	$1,919	$683	$474,006
Foreign	116,963	3,291	—	—	120,254
Inter-segment	—	14,707	185	—	14,892

Total segment revenue	$577,441	$28,924	$2,104	$683	609,152

Inter-segment eliminations					(14,892)

Consolidated total revenue					$594,260

Net earnings (loss):
Domestic	$70,694	$(3,326)	$815	$(5,451)	$62,732
Foreign	5,990	(1,089)	—	—	4,901

Total segment net earnings (loss)	$76,684	$(4,415)	$815	$(5,451)	67,633

Inter-segment eliminations					3,721

Consolidated net earnings					$71,354

Other items:
Net investment income	$48,498	$59	$1	$691	$49,249
Depreciation and amortization	1,170	1,855	22	924	3,971
Interest expense	260	4,246	—	884	5,390
Capital expenditures	807	889	1	2,127	3,824

Tax expense:
Income tax expense (benefit)	$32,532	$(2,794)	$256	$(725)	$29,269
Inter-segment eliminations					2,402

Consolidated income tax expense					$31,671

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)

	Insurance		Other
	Company	Agency	Operations	Corporate	Total
Three months ended March 31, 2009

Revenue:
Domestic	$470,386	$18,010	$2,278	$652	$491,326
Foreign	103,103	6,309	—	—	109,412
Inter-segment	—	23,747	254	—	24,001

Total segment revenue	$573,489	$48,066	$2,532	$652	624,739

Inter-segment eliminations					(24,001)

Consolidated total revenue					$600,738

Net earnings (loss):
Domestic	$69,913	$3,161	$1,013	$(7,606)	$66,481
Foreign	16,002	215	—	—	16,217

Total segment net earnings (loss)	$85,915	$3,376	$1,013	$(7,606)	82,698

Inter-segment eliminations					472

Consolidated net earnings					$83,170

Other items:
Net investment income	$44,220	$210	$4	$784	$45,218
Depreciation and amortization	1,126	1,747	22	684	3,579
Interest expense (benefit)	279	3,734	(7)	633	4,639
Capital expenditures	496	2,088	10	888	3,482

Tax expense:
Income tax expense (benefit)	$38,236	$3,376	$589	$(2,479)	$39,722
Inter-segment eliminations					(49)

Consolidated income tax expense					$39,673

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
The following tables present selected revenue items by line of business and major product lines.

	Three months ended March 31,
	2010	2009
Diversified financial products
Directors’ and officers’	$92,918	$82,802
Errors and omissions	53,893	59,405
Other	11,826	10,976
U.S. surety and credit	46,749	44,492
International surety and credit.	18,189	16,409

	223,575	214,084

Group life, accident and health
Medical stop-loss	161,766	159,483
Other medical	25,021	33,053
Other	6,855	8,552

	193,642	201,088

Aviation	28,943	32,814

London market account
Energy	16,187	9,235
Property treaty	6,754	—
Other	13,227	14,439

	36,168	23,674

Other specialty lines
Public risk	11,490	8,620
HCC Lloyd’s	10,185	10,790
Other	5,542	11,314

	27,217	30,724

Discontinued lines	42	4

Total net earned premium	$509,587	$502,388

Property and casualty	$17,680	$24,418
Accident and health	3,313	5,876

Fee and commission income	$20,993	$30,294

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
(6)	Reinsurance

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

	Written	Earned	Loss and loss adjustment
	premium	premium	expense
Three months ended March 31, 2010

Direct business	$509,192	$571,962	$360,951
Reinsurance assumed	113,304	69,240	52,835
Reinsurance ceded	(124,245)	(131,615)	(87,265)

Net amounts	$498,251	$509,587	$326,521

Three months ended March 31, 2009

Direct business	$532,032	$549,037	$362,270
Reinsurance assumed	70,355	64,140	36,665
Reinsurance ceded	(111,137)	(110,789)	(83,369)

Net amounts	$491,250	$502,388	$315,566

Ceding commissions that are netted against policy acquisition costs in the condensed consolidated statements of earnings were $16.4 million and $12.5 million in the first quarter of 2010 and 2009, respectively,

The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

		March 31,	December 31,
		2010	2009
Reinsurance recoverable on paid losses		$91,858	$82,887
Reinsurance recoverable on outstanding losses		472,538	495,964
Reinsurance recoverable on incurred but not reported losses		467,497	440,505
Reserve for uncollectible reinsurance		(2,945)	(2,945)

Total reinsurance recoverables		$1,028,948	$1,016,411

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2010	2009
Loss and loss adjustment expense payable	$3,495,705	$3,492,309
Reinsurance recoverable on outstanding losses	(472,538)	(495,964)
Reinsurance recoverable on incurred but not reported losses	(467,497)	(440,505)

Net reserves	$2,555,670	$2,555,840

Unearned premium	$1,022,950	$1,044,747
Ceded unearned premium	(261,256)	(270,436)

Net unearned premium	$761,694	$774,311

Deferred policy acquisition costs	$209,083	$208,463
Deferred ceding commissions	(67,876)	(71,595)

Net deferred policy acquisition costs	$141,207	$136,868

(7)	Supplemental Information
Supplemental information was as follows:

	Three months ended March 31,
	2010	2009
Income taxes paid	$12,850	$20,214
Interest paid	222	3,442
Comprehensive income	67,937	107,536

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, in thousands except per share data)
(8)	Commitments and Contingencies

Catastrophe Exposure and Loss
We have exposure to catastrophic losses caused by natural perils (such as hurricanes and earthquakes), as well as from man-made events (such as terrorist attacks). The incidence and severity of catastrophic losses is unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $31.9 million. After reinsurance, our pretax loss was $20.6 million.

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
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At March 31, 2010, we have recorded a liability of $13.0 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, underwriting agencies and participation in an active Lloyd’s of London syndicate that we manage. Our shares trade on the New York Stock Exchange and closed at $27.60 on March 31, 2010. We had a market capitalization of $3.1 billion at April 30, 2010.
We underwrite a variety of relatively non-correlated specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each line are marketed by our insurance companies, agencies and the syndicate, through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes and earthquakes to minimize the impact on our net earnings and shareholders’ equity.
Our major domestic and international insurance companies have a financial strength rating of “AA (Very Strong)” from Standard & Poor’s Corporation. Our major domestic insurance companies have a financial strength rating of “AA (Very Strong)” from Fitch Ratings, “A1 (Good Security)” from Moody’s Investors Service, Inc., and “A+ (Superior)” from A.M. Best Company, Inc.
Key facts about our consolidated group as of and for the quarter ended March 31, 2010 are as follows:
•	We had consolidated shareholders’ equity of $3.1 billion. Our book value per share increased to $26.91.
•	We had net earnings of $71.4 million, or $0.62 per diluted share.
•	We produced $594.3 million of total revenue.
•	We recognized $20.6 million of net catastrophic losses, primarily related to the Chilean earthquake. This loss increased our first quarter loss ratio by 4.0 percentage points.
•	Our loss ratio, including the catastrophic losses, was 64.1% and our combined ratio was 90.3%.
•	We declared dividends of $0.135 per share and paid $15.5 million of dividends.
•	We hold a $4.9 billion portfolio of fixed income securities with an average rating of AA+ and a total investment portfolio of $5.5 billion.
Comparisons in the following sections refer to the first three months of 2010 compared to the same period of 2009, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Results of Operations
Net earnings were $71.4 million ($0.62 per diluted share) in the first three months of 2010, compared to $83.2 million ($0.73 per diluted share) in the same period of 2009. The 2010 net earnings included $20.6 million (pretax) of net catastrophic losses, primarily from the Chilean earthquake, partially offset by a $5.0 million pretax gain, net of related expenses, that we realized from commuting a derivative contract. The 2009 net earnings included a $15.6 million pretax gain, net of related expenses, from the commutation of the MGIC reinsurance contract.
These items are described more fully below:
•	In 2010, we incurred a gross loss of $31.9 million and a net loss of $20.6 million after reinsurance related to several catastrophic events that occurred in the first quarter, including the Chilean and Haitian earthquakes and the European windstorm Xynthia. The net catastrophic losses increased our first quarter 2010 loss ratio and combined ratio by 4.0 percentage points and decreased net earnings by $0.12 per diluted share.

•	In 2010, we commuted our interest in a long-term mortgage impairment insurance contract that had been accounted for as a derivative financial instrument. The contract was denominated in British pound sterling. We received £5.6 million ($8.3 million) of cash and recognized a gain of $8.0 million, which was included in other operating income, and incurred related expenses of $3.0 million, which were included in other operating expense in the condensed consolidated statements of earnings.

•	In 2009, we commuted, loss-free, all liability under a contract with Mortgage Guarantee Insurance Corporation (MGIC) to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million in the first quarter. As a result of the termination, other operating income increased $20.5 million, and fee and commission income increased $5.0 million. This additional revenue was partially offset by $9.9 million of expenses for reinsurance and other direct costs, which were recorded in other operating expense.
The following table sets forth the relationships of statement of earnings line items as a percent of total revenue.

	Three months ended March 31,
	2010	2009
Net earned premium	85.8%	83.6%
Fee and commission income	3.5	5.0
Net investment income	8.3	7.5
Other operating income	1.6	3.9
Net realized investment gain	0.8	0.5
Other-than-temporary impairment loss	—	(0.5)

Total revenue	100.0	100.0
Loss and loss adjustment expense, net	55.0	52.5
Policy acquisition costs, net	15.6	14.8
Other operating expense	11.2	11.5
Interest expense	0.9	0.8

Earnings before income tax expense	17.3	20.4
Income tax expense	5.3	6.6

Net earnings	12.0%	13.8%

Revenue
Total revenue decreased $6.5 million in 2010 due to: 1) the $25.0 million from the 2009 commutation of the MGIC reinsurance contract, partially offset by 2) higher net earned premium in 2010 and 3) $8.0 million of revenue in 2010 related to the gain on the commutation of a derivative contract.
Gross written premium, net written premium and net earned premium are detailed below. Growth in written premium occurred primarily in our London market account line of business, directly related to property treaty business that we began to write in late 2009. The increase in net earned premium was due to growth in our directors’ and officers’ liability business in 2009 and 2010. See the “Insurance Company Segment” section below for further discussion of the relationship and changes in premium revenue.

	Three months ended March 31,
	2010	2009
Gross written premium	$622,496	$602,387
Net written premium	498,251	491,250
Net earned premium	509,587	502,388
The table below shows the source of our fee and commission income, which decreased 31% in 2010. The decrease primarily related to the sale of our U.K. reinsurance broker and the sale of the operations of our commercial marine agency business, both in 2009, and a $5.0 million termination payment from the 2009 commutation of the MGIC reinsurance contract.

	Three months ended March 31,
	2010	2009
Agencies	$15,061	$24,576
Insurance companies	5,932	5,718

Fee and commission income	$20,993	$30,294

The sources of net investment income are detailed below.

	Three months ended March 31,
	2010	2009
Fixed income securities
Taxable	$26,868	$25,105
Exempt from U.S. income taxes	21,731	20,333

Total fixed income securities	48,599	45,438
Short-term investments	190	884
Other	1,508	(52)

Total investment income	50,297	46,270
Investment expense	(1,048)	(1,052)

Net investment income	$49,249	$45,218

Net investment income increased 9% in 2010, primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 14% from $4.3 billion at March 31, 2009 to $4.9 billion at March 31, 2010. The growth in fixed income securities resulted primarily from cash flow from operations and reinvestment of funds that were held in short-term investments at December 31, 2009. Short-term investment income declined in the first quarter of 2010, due to lower short-term market interest rates. Other interest income in 2010 included $0.6 million of interest related to a tax refund, and in 2009 included a $1.0 million loss on hedge fund investments, which were liquidated in late 2008.
Other operating income was $9.9 million in 2010 compared to $22.9 million in 2009. The 2010 amount included an $8.0 million gain related to commuting a derivative contract. The 2009 income included $20.5 million from the commutation of the MGIC reinsurance contract. Period to period comparisons of our other operating income may vary substantially, depending on earnings generated by new transactions or investments, income or loss related to changes in the fair value of certain investments, and gains or losses related to dispositions. The following table details the components of our other operating income.

	Three months ended March 31,
	2010	2009
Contract using deposit accounting	$—	$20,532
Strategic investments	410	750
Financial instruments	8,200	363
Other	1,296	1,251

Other operating income	$9,906	$22,896

Expenses
Loss and loss adjustment expense increased year-over-year primarily due to the $20.6 million of net catastrophic losses incurred in 2010. Excluding the catastrophic losses, the 2010 loss and loss adjustment expense was 3% lower than in 2009. Our loss ratio was 64.1% for 2010 (which included 4.0 percentage points for the catastrophes), compared to 62.8% in 2009. Policy acquisition costs increased in 2010 due to: 1) our 2009 policy acquisition costs being lower due to the effect of a $3.8 million premium deficiency reserve recorded at December 31, 2008, which reduced the amount of policy acquisition costs recognized throughout 2009 and 2) the higher amount of premium earned in 2010. See the “Insurance Company Segment” section below for further discussion of the changes in our loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, decreased 3% in 2010. We had 1,874 employees at March 31, 2010 compared to 1,937 a year earlier. In 2009, we sold our U.K. reinsurance broker and the operations of our commercial marine agency business, which primarily accounts for the reduction in other operating expense and the number of employees in 2010. In addition, other operating expense for 2010 and 2009 included $3.0 million and $9.9 million of expense for costs directly related to the commutations of a derivative contract and the MGIC reinsurance contract, respectively. Currency conversion expense was $1.5 million in 2010, compared to a $0.1 million benefit in 2009.
Other operating expense includes $3.2 million and $3.7 million in 2010 and 2009, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. In the first quarter of 2010, we granted $17.6 million of restricted stock awards and units, with a weighted-average life of 6.2 years. At March 31, 2010, there was approximately $28.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 4.1 years.
Our effective income tax rate was 30.7% for 2010, compared to 32.3% for 2009. The lower effective rate in 2010 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.
At March 31, 2010, total assets were $8.9 billion and shareholders’ equity was $3.1 billion, compared to $8.8 billion and $3.0 billion, respectively, at December 31, 2009. Our book value per share was $26.91, which increased from $26.58 at December 31, 2009.
Segments
Insurance Company Segment
Net earnings of our insurance company segment decreased $9.2 million, or 11%, in the first quarter of 2010. We recognized catastrophe losses in 2010 of $20.6 million (pretax and net of reinsurance). In addition, the commutation of the MGIC reinsurance contract generated $20.5 million in insurance company revenue in 2009. These two items more than offset the effect of higher net earned premium and greater investment income recognized in 2010, as well as the gain in 2010 from the commutation of a derivative contract.
Premium
Gross written premium was 3% higher in 2010 due to the addition of our property treaty business, which we began writing in late 2009, partially offset by reductions in other lines of business due to the soft insurance market. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, was 80% and 82% in the first quarter of 2010 and 2009, respectively.

The following tables provide premium information by line of business.

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium
Three months ended March 31, 2010

Diversified financial products
Directors’ and officers’	$84,168	$55,956	66%	$92,918
Errors and omissions	56,348	47,963	85	53,893
Other	16,412	12,921	79	11,826
U.S. surety and credit	54,021	47,419	88	46,749
International surety and credit	21,305	19,636	92	18,189

	232,254	183,895	79	223,575

Group life, accident and health
Medical stop-loss	161,766	161,766	100	161,766
Other medical	22,318	22,318	100	25,021
Other	22,298	5,148	23	6,855

	206,382	189,232	92	193,642

Aviation	37,521	26,021	69	28,943

London market account
Energy	16,582	9,842	59	16,187
Property treaty	37,630	35,257	94	6,754
Other	39,750	23,451	59	13,227

	93,962	68,550	73	36,168

Other specialty lines
Public risk	16,712	9,205	55	11,490
HCC Lloyd’s	17,602	16,273	92	10,185
Other	18,021	5,033	28	5,542

	52,335	30,511	58	27,217

Discontinued lines	42	42	nm	42

Totals	$622,496	$498,251	80%	$509,587

	Gross		NWP
	Written	Net Written	as% of	Net Earned
	Premium	Premium	GWP	Premium
Three months ended March 31, 2009

Diversified financial products
Directors’ and officers’	$94,284	$67,467	72%	$82,802
Errors and omissions	62,359	54,652	88	59,405
Other	25,774	21,832	85	10,976
U.S. surety and credit	44,133	42,402	96	44,492
International surety and credit	18,562	17,010	92	16,409

	245,112	203,363	83	214,084

Group life, accident and health
Medical stop-loss	159,486	159,484	100	159,483
Other medical	31,606	31,606	100	33,053
Other	25,901	7,966	31	8,552

	216,993	199,056	92	201,088

Aviation	41,952	30,611	73	32,814

London market account
Energy	14,814	6,177	42	9,235
Property treaty	—	—	—	—
Other	29,935	20,217	68	14,439

	44,749	26,394	59	23,674

Other specialty lines
Public risk	19,934	15,116	76	8,620
HCC Lloyd’s	11,222	9,681	86	10,790
Other	22,421	7,025	31	11,314

	53,577	31,822	59	30,724

Discontinued lines	4	4	nm	4

Totals	$602,387	$491,250	82%	$502,388

nm — Not meaningful
The changes in premium volume and retention levels between quarters resulted principally from the following factors:
•	Diversified financial products — Gross written premium was higher in 2009 because we wrote more directors’ and officers’ liability and errors and omissions business due to the perception of some of our competitors in the market place at that time. The pricing for credit insurance improved in 2010, and our premium has increased accordingly. Our retention rate was lower in 2010 due to lower quota share retention on our international directors’ and officers’ liability business and higher excess of loss premium. Net earned premium increased in 2010 primarily due to the high volume of directors’ and officers’ liability business written in 2009, primarily in the second half of the year.
•	Group life, accident and health — The decrease in premium was due to our discontinuance of the provider excess business in late 2009.

•	Aviation — We wrote less aviation premium in 2010 due to continuing competition for U.S. business and lack of growth in the aviation industry. Our international writings were stable due to improved pricing in the international market.
•	London market account — Premium increased primarily due to our new property treaty business, which we started writing in late 2009. On a full year basis, our retained premium on the property treaty business is expected to approximate 80%.
•	Other specialty lines — Although premium and retention ratios by product changed quarter-over-quarter, due to changes in the mix of business, total premium and the overall retention rate were essentially flat for our other specialty lines.
Losses and Loss Adjustment Expenses
Our gross loss ratio was 64.5% and 65.1% in 2010 and 2009, respectively. The 2010 gross loss ratio included 5.0 percentage points related to the catastrophes in 2010.
The table below shows the composition of net incurred loss and loss adjustment expense.

	Three months ended March 31,
	2010		2009
		Loss		Loss
	Amount	ratio	Amount	ratio
2010 catastrophes	$20,588	4.0%	$—	—%
Adverse reserve development	5,010	1.0	4,727	0.9
All other net incurred loss and loss adjustment expense	300,923	59.1	310,839	61.9

Net incurred loss and loss adjustment expense	$326,521	64.1%	$315,566	62.8%

The adverse reserve development relating to prior year losses was approximately the same amount in both the first quarter of 2010 and 2009. The development in each year primarily resulted from the re-estimation of our net claim exposure for products primarily in the life, accident and health line of business. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We write directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverage for public and private companies and not-for-profit organizations and continue to closely monitor our exposure to subprime lending issues. We provide coverage for certain financial institutions, which have potential exposure to shareholders’ lawsuits. At March 31, 2010, we had 17 “Side A only” and 77 “non-Side A only” directors’ and officers’ liability, errors and omissions liability and fiduciary liability claims related to subprime issues, compared to 17 and 75 claims, respectively, at December 31, 2009. Based on our present knowledge, we believe our ultimate losses from these coverages will be contained within our current overall loss reserves for these lines of business.
We have no material exposure to environmental or asbestos losses.
We believe we have provided for all material net incurred losses as of March 31, 2010. In addition, we have no material exposure to the Transocean event in April 2010, due to our facultative reinsurance coverage for this large loss.

The following table provides comparative net loss ratios by line of business and major product lines.

	Three months ended March 31,
	2010		2009
	Net	Net	Net	Net
	earned	loss	earned	loss
	premium	ratio	premium	ratio
Diversified financial products
Directors’ and officers’	$92,918	63.1%	$82,802	60.7%
Errors and omissions	53,893	57.1	59,405	55.2
Other	11,826	34.2	10,976	50.0
U.S. surety and credit	46,749	26.5	44,492	30.5
International surety and credit	18,189	44.0	16,409	53.0

	223,575	50.9	214,084	51.8

Group life, accident and health
Medical stop-loss	161,766	73.9	159,483	72.6
Other medical	25,021	76.9	33,053	88.7
Other	6,855	54.2	8,552	57.1

	193,642	73.6	201,088	74.6

Aviation	28,943	56.6	32,814	61.3

London market account
Energy	16,187	77.8	9,235	29.5
Property treaty	6,754	177.0	—	—
Other	13,227	80.7	14,439	48.8

	36,168	97.4	23,674	41.3

Other specialty lines
Public risk	11,490	70.0	8,620	68.8
HCC Lloyd’s	10,185	61.2	10,790	67.4
Other	5,542	78.7	11,314	103.4

	27,217	68.5	30,724	81.0

Discontinued lines	42	nm	4	nm

Totals	$509,587	64.1%	$502,388	62.8%

Expense ratio		26.2		24.5

Combined ratio		90.3%		87.3%

nm	— Not meaningful comparison
The changes in net loss ratios between periods resulted principally from the following factors:
•	London market account — The 2010 net loss ratios for all major product lines included the effect of the first quarter catastrophe losses, which increased the total London market account loss ratio by 56.9 percentage points. The 2009 net loss ratios included redundant reserve development on prior year hurricanes, which reduced the total London market account loss ratio by 4.2 percentage points.

•	Other specialty lines — We incurred large losses on our film completion and film production businesses in 2009, which increased the total other specialty lines net loss ratio by 19.7 percentage points.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Three months ended March 31,
	2010	2009
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,555,840	$2,416,271
Net reserve additions from reinsurance to close of our Lloyd’s syndicate business	8,110	30,209
Foreign currency adjustment	(27,113)	(18,272)
Incurred loss and loss adjustment expense	326,521	315,566
Loss and loss adjustment expense payments	(307,688)	(271,299)

Net reserves for loss and loss adjustment expense payable at end of period	$2,555,670	$2,472,475

Net paid loss ratio	60.4%	54.0%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in 2010, primarily due to a higher amount of claims payments for our directors’ and officers’ liability, credit and medical stop-loss businesses than in the prior year quarter.
Policy Acquisition Costs
Policy acquisition costs, which are reported net of the related portion of commissions on reinsurance ceded, as a percentage of net earned premium increased to 18.2% in 2010 from 17.7% in the first quarter of 2009, principally due to the effect of a $3.8 million premium deficiency reserve recorded at December 31, 2008, which reduced the amount of policy acquisition costs recognized throughout 2009. The GAAP expense ratio of 26.2% in 2010 exceeded the expense ratio of 24.5% in the first quarter of 2009 primarily due to higher expenses related to our international business and higher currency conversion expense. In addition, the 2009 expense ratio included a benefit from reversing a provision for uncollectible reinsurance.
Agency Segment
Revenue from our agency segment was $28.9 million in 2010, compared to $48.1 million in 2009. The reduction was expected due to the sale of our U.K. reinsurance broker and the sale of the operations of our commercial marine agency business in 2009. In addition, we had $5.0 million of revenue in 2009 from a termination payment from the commutation of the MGIC reinsurance contract. As a result of this lower revenue, the segment had a net loss of $4.4 million in 2010 compared to net earnings of $3.4 million in 2009. We expect the agency segment will generate net earnings for full year 2010 due to the seasonality of business written by our largest agency.
Other Operations Segment
Revenue and net earnings from our other operations segment were $2.1 million and $0.8 million, respectively, in 2010 compared to $2.5 million and $1.0 million, respectively, in 2009. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $636.5 million of cash and liquid short-term investments at March 31, 2010, compared to $940.1 million at December 31, 2009. We reinvested $234.1 million of short-term investments in higher yielding fixed income securities in the first quarter of 2010.

•	Our insurance companies have sufficient resources to pay potential claims in 2010. As of December 31, 2009, we projected they will pay $1.2 billion of claims and collect approximately $314.7 million of reinsurance recoveries in 2010. At December 31, 2009, our insurance companies had approximately $1.2 billion of cash, short-term investments, maturing bonds, and principal payments from asset-backed and mortgage-backed securities that will be available to pay these expected claims in 2010. There has been no significant change in our expectations of our subsidiaries’ ability to pay claims as of March 31, 2010.

•	Our available for sale bond portfolio had a fair value of $4.8 billion at March 31, 2010, compared to $4.5 billion at December 31, 2009, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises. Should we sell certain securities in the portfolio before their maturity, we cannot be assured that we would recoup the full reported fair value of the securities sold at the time of sale.

•	Our debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 8.8% at March 31, 2010 and 9.0% at December 31, 2009.

•	We have a committed $575.0 million Revolving Loan Facility at a rate of 30-day LIBOR plus 25 basis points that matures December 19, 2011. At March 31, 2010, we had $553.4 million of unused capacity, which we can draw against at any time at our request. If we do, we believe that the banks will be able and willing to perform on their commitments to us. The facility agreement contains two restrictive financial covenants, with which we were in compliance at March 31, 2010.

•	In the first quarter of 2010, we transferred $22.2 million of outstanding letters of credit, which had been issued in 2009 on behalf of certain of our subsidiaries, to our Revolving Loan Facility. This transfer released $26.4 million of fixed income securities that had previously been held as collateral for these letters of credit. The letters of credit now reduce available borrowing capacity under our Revolving Loan Facility.

•	During 2010, there was no significant change in our Standby Letter of Credit Facility used to guarantee our performance in our Lloyd’s of London syndicates.

•	Our domestic insurance subsidiaries have the ability to pay $217.8 million in dividends in 2010 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, repurchase common stock and pay operating expenses. Cash flow available to the holding company in 2010 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, trust preferred securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
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

We generated cash from operations of $42.5 million and $133.6 million in the first three months of 2010 and 2009, respectively. The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2010	2009
Net earnings	$71,354	$83,170
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(29,390)	(8,379)
Change in unearned premium, net	(10,052)	(11,552)
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	7,082	37,571
(Gain) loss on investments	(5,011)	1,020
Other, net	8,493	31,772

Cash provided by operating activities	$42,476	$133,602

We had $36.4 million of higher claims payments in 2010, compared to 2009, which was the largest contributor to the reduction in cash provided by operating activities. Timing differences in the payment of reinsurance balances payable reduced our 2010 cash provided by operating activities by $35.4 million compared to the first quarter of 2009. In 2010, we received $8.3 million of cash to commute a derivative contract and, in 2009, we received $25.0 million to commute the MGIC reinsurance contract. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium and reinsurance recoverables and the payment of claims and premium and reinsurance balances payable.
We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. During January 2010, we paid the final $64.5 million due to previous holders of our 1.3% Convertible Notes that were submitted for conversion in December 2009, using cash held as of December 31, 2009. Our combined cash and short-term investments totaled $636.5 million at March 31, 2010.
Investments
At March 31, 2010, we had $5.5 billion of total investments, an increase of $63.1 million from December 31, 2009. This table summarizes our investments by type, substantially all of which are reported at fair value, at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Short-term investments	$576,576	11%	$810,673	15%
U.S. government and government agency securities	369,995	7	328,535	6
Fixed income securities of states, municipalities and political subdivisions	1,110,823	20	1,059,426	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,262,201	23	1,146,334	21
Corporate fixed income securities	562,257	10	559,824	10
Residential mortgage-backed securities	1,014,909	18	944,182	17
Commercial mortgage-backed securities	149,574	3	146,217	3
Asset-backed securities	11,972	—	14,365	—
Foreign government securities	289,304	5	307,891	6
Foreign non-government securities	167,169	3	134,091	3
Other investments	4,535	—	4,691	—

Total investments	$5,519,315	100%	$5,456,229	100%

This table shows the average amount of investments, net income earned, related yields and duration, and average rating of our fixed income securities.

	Three months ended March 31,
	2010	2009
Average investments, at cost	$5,327,676	$4,874,738
Net investment income *	49,249	45,218
Average short-term yield *	0.1%	1.2%
Average long-term yield *	4.2%	4.3%
Average long-term tax equivalent yield *	5.0%	5.2%
Average combined tax equivalent yield *	4.4%	4.7%
Weighted-average life of fixed income securities	6.6 years	6.1 years
Weighted-average duration of fixed income securities	5.0 years	4.8 years
Weighted-average combined duration	4.5 years	4.2 years
Average rating of fixed income securities	AA+	AA+

*	Excluding realized and unrealized gains and losses.
This table summarizes our investments in fixed income securities by their rating category at March 31, 2010.

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,267,486	47%	$135,619	100%
AA	1,697,665	35	—	—
A	691,650	15	—	—
BBB	112,549	2	—	—
BB and below	33,235	1	—	—

Total fixed income securities	$4,802,585	100%	$135,619	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA at March 31, 2010. Our portfolio of special purpose revenue bonds at March 31, 2010 and December 31, 2009 included $112.5 million and $138.7 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security, such as water, sewer and utility fees; highway tolls; airport usage fees; property, sales and fuel taxes; college tuition and services fees; electric utilities and lease income. The table below summarizes our percentage holdings of special purpose revenue bonds by revenue source:

	March 31,	December 31,
	2010	2009
Water and sewer	27%	27%
Education	16	14
Transportation	13	13
Special tax	10	11
Pre-refunded	9	13
Leasing	8	8
Electric	7	7
Other	10	7

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at March 31, 2010. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.
At March 31, 2010, we held a corporate bond portfolio with a fair value of $562.3 million, an overall rating of A, and a weighted-average life of approximately 3.1 years.
At March 31, 2010, we also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $1.0 billion. Within our residential MBS/CMO portfolio, $950.6 million of securities, or 95%, were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government. Of the remaining $64.3 million of residential mortgage-backed securities, 92% were collateralized by prime mortgages.
At March 31, 2010, we held a commercial MBS securities portfolio with a fair value of $149.6 million, an average rating of AA+, an average loan-to-value ratio of 70%, and a weighted-average life of approximately 4.7 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.
This table indicates the expected maturity distribution of our fixed income securities at March 31, 2010.

			Asset-backed and
	Available for sale at		mortgage-backed at		Held to maturity at		Total fixed income
	amortized cost		amortized cost		amortized cost		securities
	Amount	%	Amount	%	Amount	%	Amount	%
One year or less	$309,014	9%	$305,647	27%	$38,205	28%	$652,866	14%
One year to five years	1,104,920	31	834,198	73	87,012	64	2,026,130	42
Five years to ten years	803,390	23	—	—	10,402	8	813,792	17
Ten years to fifteen years	687,406	20	—	—	—	—	687,406	14
More than fifteen years	594,127	17	—	—	—	—	594,127	13

Total fixed income securities	$3,498,857	100%	$1,139,845	100%	$135,619	100%	$4,774,321	100%

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of the individual securities within our available for sale fixed income securities portfolios were $12.4 million at March 31, 2010, compared to $18.9 million at December 31, 2009. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. For a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see Footnote 3, “Investments,” in the notes to these condensed consolidated financial statements and “Critical Accounting Policies — Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. We recognized no other-than-temporary impairment losses in the first quarter of 2010 and $3.1 million of other-than-temporary impairment credit losses in the first quarter of 2009.
At March 31, 2010, the net unrealized gain on our available for sale fixed income securities portfolio was $163.9 million, compared to $156.3 million at December 31, 2009. The change in the net unrealized gain, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, most of which are primarily classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. We recognized $4.5 million and $3.1 million of net realized investment gains in 2010 and 2009, respectively.

Accounting Guidance Adopted in 2010
A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), became effective January 1, 2010. The guidance, which was incorporated into Accounting Standards Codification Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. Our adoption of this guidance as of January 1, 2010 had no material impact on our condensed consolidated financial statements.
Effective January 1, 2010, we adopted Accounting Standards Update No. 2010-06, which incorporated changes in disclosure requirements into ASC Topic 820, Fair Value Measurements and Disclosures. When applicable, we have included the additional required disclosures in the notes to our condensed consolidated financial statements.
Critical Accounting Policies
We have made no changes in the identification or methods of application of our critical accounting policies from the information provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2010.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.
Item 6. Exhibits
a. Exhibits
3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-8 (Registration No. 333-61687) filed August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc., as amended, (incorporated by reference to Exhibit 3.1 to our Form 8-K filed April 3, 2008).

10.1	First Amendment to Employment Agreement effective April 19, 2010, between HCC Insurance Holdings, Inc. and William T. Whamond (incorporated by reference to Exhibit 10.01 to our Form 8-K filed on April 19, 2010).

12	Statement of Ratio of Earnings to Fixed Charges.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.

(Registrant)

May 7, 2010	/s/ John N. Molbeck, Jr.

(Date)	John N. Molbeck, Jr., President
and Chief Executive Officer

May 7, 2010	/s/ Pamela J. Penny

(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer