Form 10-Q
period 2010-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2010-08-06
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2010.

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
On July 31, 2010, there were approximately 115.2 million shares of common stock outstanding.

HCC INSURANCE HOLDINGS, INC.

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — June 30, 2010 and December 31, 2009 (unaudited)	5

Condensed Consolidated Statements of Earnings — Six months and three months ended June 30, 2010 and 2009 (unaudited)	6

Condensed Consolidated Statement of Changes in Shareholders’ Equity — Six months ended June 30, 2010 (unaudited)	7

Condensed Consolidated Statements of Cash Flows — Six months ended June 30, 2010 and 2009 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	43

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION
Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44

Item 6. Exhibits	44

Signatures	46
EX-10.2
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of the credit market downturn and subprime market exposures,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	changes to the country’s health care delivery system,

•	the effects , if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	June 30,	December 31,
	2010	2009
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2010 — $4,678,263; 2009 — $4,381,762)	$4,903,206	$4,538,073
Fixed income securities — held to maturity, at amortized cost (fair value: 2010 — $174,653; 2009 — $104,008)	172,349	102,792
Short-term investments, at cost, which approximates fair value	476,176	810,673
Other investments	433	4,691

Total investments	5,552,164	5,456,229

Cash	84,162	129,460
Restricted cash and cash investments	159,756	146,133
Premium, claims and other receivables	695,670	600,332
Reinsurance recoverables	1,054,659	1,016,411
Ceded unearned premium	271,783	270,436
Ceded life and annuity benefits	59,480	61,313
Deferred policy acquisition costs	216,988	208,463
Goodwill	821,729	822,006
Other assets	130,028	123,608

Total assets	$9,046,419	$8,834,391

LIABILITIES

Loss and loss adjustment expense payable	$3,528,606	$3,492,309
Life and annuity policy benefits	59,480	61,313
Reinsurance balances payable	183,631	182,661
Unearned premium	1,069,355	1,044,747
Deferred ceding commissions	68,657	71,595
Premium and claims payable	166,675	154,596
Notes payable	298,560	298,483
Accounts payable and accrued liabilities	472,605	497,504

Total liabilities	5,847,569	5,803,208

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2010 — 119,867 and 2009 — 118,724; outstanding: 2010 — 115,144 and 2009 — 114,051)	119,867	118,724
Additional paid-in capital	930,276	914,339
Retained earnings	2,101,047	1,977,254
Accumulated other comprehensive income	147,682	119,665
Treasury stock, at cost (shares: 2010 — 4,723 and 2009 — 4,673)	(100,022)	(98,799)

Total shareholders’ equity	3,198,850	3,031,183

Total liabilities and shareholders’ equity	$9,046,419	$8,834,391

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
REVENUE

Net earned premium	$1,015,972	$1,004,366	$506,385	$501,978
Fee and commission income	40,168	56,426	19,175	26,132
Net investment income	99,466	93,629	50,217	48,411
Other operating income	11,993	28,419	2,087	5,523
Net realized investment gain	6,840	3,988	2,315	933
Other-than-temporary impairment loss
Total loss	—	(5,709)	—	(2,596)
Portion recognized in other comprehensive income	—	755	—	755

Net loss recognized in earnings	—	(4,954)	—	(1,841)

Total revenue	1,174,439	1,181,874	580,179	581,136

EXPENSE

Loss and loss adjustment expense, net	625,507	608,136	298,986	292,570
Policy acquisition costs, net	186,344	178,940	93,688	90,248
Other operating expense	129,183	130,524	62,515	61,526
Interest expense	10,627	8,267	5,237	3,628

Total expense	951,661	925,867	460,426	447,972

Earnings before income tax expense	222,778	256,007	119,753	133,164
Income tax expense	68,044	81,252	36,373	41,579

Net earnings	$154,734	$174,755	$83,380	$91,585

Earnings per common share

Basic	$1.34	$1.55	$0.72	$0.81

Diluted	$1.34	$1.54	$0.72	$0.81

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2009	$118,724	$914,339	$1,977,254	$119,665	$(98,799)	$3,031,183

Comprehensive income

Net earnings	—	—	154,734	—	—	154,734

Other comprehensive income Change in unrealized gain on investments, net of tax	—	—	—	44,237	—	44,237

Other, net of tax	—	—	—	(16,220)	—	(16,220)

Total other comprehensive income						28,017

Comprehensive income						182,751

Issuance of 506 shares for exercise of options, including tax effect	506	9,637	—	—	—	10,143

Purchase of 50 common shares	—	—	—	—	(1,223)	(1,223)

Stock-based compensation	637	6,300	—	—	—	6,937

Cash dividends declared, $0.27 per share	—	—	(30,941)	—	—	(30,941)

Balance at June 30, 2010	$119,867	$930,276	$2,101,047	$147,682	$(100,022)	$3,198,850

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2010	2009
Operating activities
Net earnings	$154,734	$174,755
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(79,735)	(14,383)
Change in reinsurance recoverables	(60,013)	(24,117)
Change in ceded unearned premium	(4,630)	(25,841)
Change in loss and loss adjustment expense payable	99,370	97,956
Change in reinsurance balances payable	3,253	35,985
Change in unearned premium	32,541	67,388
Change in premium and claims payable, net of restricted cash	9,127	(59,802)
Change in accounts payable and accrued liabilities	(15,389)	7,090
Stock-based compensation expense	6,937	8,906
Depreciation and amortization expense	8,249	7,652
(Gain) loss on investments	(7,329)	1,924
Other, net	(7,789)	(15,337)

Cash provided by operating activities	139,326	262,176

Investing activities
Sales of available for sale fixed income securities	133,856	199,744
Maturity or call of available for sale fixed income securities	260,053	160,470
Maturity or call of held to maturity fixed income securities	25,253	85,991
Cost of available for sale fixed income securities acquired	(703,341)	(570,529)
Cost of held to maturity fixed income securities acquired	(96,383)	(59,580)
Change in short-term investments	320,927	(160,119)
Proceeds from sales of strategic and other investments	4,577	97,407
Payments for purchase of businesses, net of cash received	(36,348)	(32,966)
Proceeds from sale of subsidiaries	15,278	5,500
Other, net	(9,405)	(8,916)

Cash used by investing activities	(85,533)	(282,998)

Financing activities
Advances on line of credit	—	105,000
Payments on line of credit	—	(15,032)
Payments on convertible notes	(64,472)	—
Sale of common stock	10,143	5,385
Purchase of common stock	(472)	(35,464)
Dividends paid	(30,983)	(28,204)
Other, net	(13,307)	(2,596)

Cash provided (used) by financing activities	(99,091)	29,089

Net increase (decrease) in cash	(45,298)	8,267
Cash at beginning of year	129,460	27,347

Cash at end of period	$84,162	$35,614

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1)	General Information
HCC Insurance Holdings, Inc. and its subsidiaries (collectively, we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies. We provide specialized property and casualty, surety and credit, and group life, accident and health insurance coverages and related agency services to commercial customers and individuals. We market our products both directly to customers and through a network of independent brokers, producers, agents and third party administrators. Our lines of business include diversified financial products (which includes directors’ and officers’ liability, errors and omissions liability (known as professional indemnity outside the U.S.), employment practices liability, surety, credit, and fidelity coverages); group life, accident and health (which includes medical stop-loss, short-term medical, occupational accident, and other coverages); aviation; our London market account (which includes energy, property, property treaty, marine, and accident and health coverages); and other specialty lines of insurance (which includes public entity, U.K. liability, event cancellation, contingency, and other coverages). We operate primarily in the United States, the United Kingdom, Spain and Ireland, although some of our operations have a broader international scope.

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

Accounting Guidance in 2010

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

Effective January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, which incorporated changes in disclosure requirements into ASC Topic 820, Fair Value Measurements and Disclosures. Where applicable, we have included the additional required disclosures in the notes to our condensed consolidated financial statements.

A new accounting standard, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010. The new guidance expands disclosures related to financing receivables, including the nature of credit risk in financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. We will provide the additional required disclosures in our Form 10-K for the year ended December 31, 2010.

Derivative Financial Instruments

At December 31, 2009, we had interests in two long-term mortgage impairment insurance contracts that were denominated in British pound sterling. The exposure with respect to these two contracts was measured based on movement in a specified United Kingdom housing index. In the first quarter of 2010, we commuted our interest in one contract for $8.3 million cash. We recognized a gain of $8.0 million, which is included in other operating income in our condensed consolidated statements of earnings. The remaining contract qualifies as a derivative financial instrument, is unhedged and is reported at fair value in other

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
assets in our condensed consolidated balance sheets. We record changes in fair value and any foreign exchange gain/loss on this contract as a component of other operating income.

Goodwill

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2010 goodwill impairment test as of June 30, 2010, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount.

Stock-based Compensation

In the first six months of 2010, we granted the following shares of common stock, restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on our closing stock price on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period
Common stock	33	$25.33	$840	—
Restricted stock	631	28.07	17,732	3-10 years
Restricted stock units	60	25.96	1,555	3-10 years
Stock options	180	6.55	1,178	5 years
Income Taxes

For the six months ended June 30, 2010 and 2009, the income tax provision was calculated based on an estimated effective tax rate for each year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to the effect of tax-exempt municipal bond interest.

Disposition

In 2010, we sold an inactive subsidiary, HCC Insurance Company, for $14.7 million cash and realized a $0.5 million gain.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also include our interest rate swap agreements, which are reflected as liabilities in our condensed consolidated balance sheets. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of June 30, 2010 or December 31, 2009. In addition, we did not apply GAAP criteria for determining the fair value of securities in inactive markets since no markets for our investments were judged to be inactive as of June 30, 2010 or December 31, 2009.

Our Level 3 securities include certain fixed income securities, and an insurance contract that we account for as a derivative classified in other assets. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs. In the first quarter of 2010, we commuted our interest in a second insurance contract that was accounted for as a derivative and also classified in other assets in Level 3 at December 31, 2009.

The following tables present our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
June 30, 2010
Fixed income securities
U.S. government and government agency securities	$169,556	$181,528	$—	$351,084
Fixed income securities of states, municipalities and political subdivisions	—	1,090,158	—	1,090,158
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,392,736	—	1,392,736
Corporate fixed income securities	—	657,636	153	657,789
Residential mortgage-backed securities	—	1,064,299	—	1,064,299
Commercial mortgage-backed securities	—	145,359	2,543	147,902
Asset-backed securities	—	10,269	1,277	11,546
Foreign government securities	—	187,692	—	187,692

Total fixed income securities	169,556	4,729,677	3,973	4,903,206
Other investments	11	—	—	11
Other assets	—	—	470	470

Total assets measured at fair value	$169,567	$4,729,677	$4,443	$4,903,687

Accounts payable and accrued liabilities	$—	$(1,122)	$—	$(1,122)

Total liabilities measured at fair value	$—	$(1,122)	$—	$(1,122)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2009
Fixed income securities
U.S. government and government agency securities	$178,927	$134,620	$—	$313,547
Fixed income securities of states, municipalities and political subdivisions	—	1,059,426	—	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,146,334	—	1,146,334
Corporate fixed income securities	—	686,170	151	686,321
Residential mortgage-backed securities	—	944,182	—	944,182
Commercial mortgage-backed securities	—	143,412	2,805	146,217
Asset-backed securities	—	13,059	1,306	14,365
Foreign government securities	—	227,681	—	227,681

Total fixed income securities	178,927	4,354,884	4,262	4,538,073
Other investments	14	—	—	14
Other assets	—	—	432	432

Total assets measured at fair value	$178,941	$4,354,884	$4,694	$4,538,519

Accounts payable and accrued liabilities	$—	$(2,367)	$—	$(2,367)

Total liabilities measured at fair value	$—	$(2,367)	$—	$(2,367)

We excluded from our fair value disclosures our held to maturity investment portfolio measured at amortized cost and two other investments measured at cost, which were redeemed in the second quarter of 2010. Our held to maturity portfolio had a fair value of $174.7 million at June 30, 2010 and $104.0 million at December 31, 2009. The two other investments collectively were valued at $4.1 million at December 31, 2009.

The following table presents the changes in fair value of our Level 3 assets.

	2010			2009
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$4,262	$432	$4,694	$6,515	$16,100	$22,615
Net redemptions	(495)	(8,342)	(8,837)	(1,263)	—	(1,263)
Gains and (losses) — unrealized	206	38	244	531	3,657	4,188
Gains and (losses) — realized	—	8,342	8,342	30	—	30
Transfers into Level 3	—	—	—	1,915	—	1,915
Transfers out of Level 3	—	—	—	(1,746)	—	(1,746)

Balance at June 30	$3,973	$470	$4,443	$5,982	$19,757	$25,739

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	2010			2009
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at March 31	$4,224	$291	$4,515	$5,085	$16,463	$21,548
Net redemptions	(395)	—	(395)	(982)	—	(982)
Gains and (losses) — unrealized	144	179	323	(36)	3,294	3,258
Transfers into Level 3	—	—	—	1,915	—	1,915

Balance at June 30	$3,973	$470	$4,443	$5,982	$19,757	$25,739

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred an investment into Level 3 in the second quarter of 2009 due to our inability to obtain a fair value using inputs based on observable market data. We transferred investments from Level 3 to Level 2 in 2009 because we were able to determine their fair value using inputs based on observable market data in the quarter transferred.
(3)	Investments
Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of investments in fixed income securities that are classified as available for sale were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
June 30, 2010
U.S. government and government agency securities	$340,147	$10,937	$—	$351,084
Fixed income securities of states, municipalities and political subdivisions	1,036,365	54,873	(1,080)	1,090,158
Special purpose revenue bonds of states, municipalities and political subdivisions	1,337,135	56,387	(786)	1,392,736
Corporate fixed income securities	625,600	33,213	(1,024)	657,789
Residential mortgage-backed securities	1,007,753	59,509	(2,963)	1,064,299
Commercial mortgage-backed securities	143,121	5,641	(860)	147,902
Asset-backed securities	11,751	607	(812)	11,546
Foreign government securities	176,391	11,313	(12)	187,692

Total available for sale fixed income securities	$4,678,263	$232,480	$(7,537)	$4,903,206

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
December 31, 2009
U.S. government and government agency securities	$308,618	$6,255	$(1,326)	$313,547
Fixed income securities of states, municipalities and political subdivisions	1,012,262	49,491	(2,327)	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	1,101,566	46,551	(1,783)	1,146,334
Corporate fixed income securities	657,653	28,785	(117)	686,321
Residential mortgage-backed securities	915,203	35,130	(6,151)	944,182
Commercial mortgage-backed securities	151,357	630	(5,770)	146,217
Asset-backed securities	15,118	445	(1,198)	14,365
Foreign government securities	219,985	7,914	(218)	227,681

Total available for sale fixed income securities	$4,381,762	$175,201	$(18,890)	$4,538,073

The amortized cost and fair value of investments in fixed income securities that are classified as held to maturity were as follows:

	June 30, 2010		December 31, 2009
	Amortized		Amortized
	cost	Fair value	cost	Fair value
U.S. government and government agency securities	$19,812	$20,209	$14,988	$15,257
Corporate fixed income securities	93,383	94,111	7,594	7,685
Foreign government securities	59,154	60,333	80,210	81,066

Total held to maturity fixed income securities	$172,349	$174,653	$102,792	$104,008

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2010

Fixed income securities of states, municipalities and political subdivisions	$38,338	$(465)	$11,833	$(615)	$50,171	$(1,080)
Special purpose revenue bonds of states, municipalities and political subdivisions	79,536	(340)	23,150	(446)	102,686	(786)
Corporate fixed income securities	22,602	(1,024)	—	—	22,602	(1,024)
Residential mortgage-backed securities	12,822	(96)	37,822	(2,867)	50,644	(2,963)
Commercial mortgage-backed securities	1,224	(5)	16,551	(855)	17,775	(860)
Asset-backed securities	773	(147)	4,568	(665)	5,341	(812)
Foreign government securities	4,483	(12)	—	—	4,483	(12)

Total	$159,778	$(2,089)	$93,924	$(5,448)	$253,702	$(7,537)

December 31, 2009

U.S. government and government agency securities	$101,542	$(1,326)	$—	$—	$101,542	$(1,326)
Fixed income securities of states, municipalities and political subdivisions	48,836	(985)	19,816	(1,342)	68,652	(2,327)
Special purpose revenue bonds of states, municipalities and political subdivisions	76,305	(1,305)	25,261	(478)	101,566	(1,783)
Corporate fixed income securities	13,773	(117)	—	—	13,773	(117)
Residential mortgage-backed securities	147,621	(2,018)	40,568	(4,133)	188,189	(6,151)
Commercial mortgage-backed securities	30,209	(418)	73,451	(5,352)	103,660	(5,770)
Asset-backed securities	2,476	(246)	7,532	(952)	10,008	(1,198)
Foreign government securities	4,153	(130)	8,593	(88)	12,746	(218)

Total	$424,915	$(6,545)	$175,221	$(12,345)	$600,136	$(18,890)

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
For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. We recognized no other-than-temporary impairment credit losses in 2010, compared to $5.0 million and $1.8 million in the six months and three months ended June 30, 2009, respectively.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Since April 1, 2009, when we adopted the new accounting standard for other-than-temporary impairment losses, we have recognized $3.8 million in credit losses on impaired fixed income securities in earnings for which a portion of the total impairment was recorded in other comprehensive income. This amount has not changed since December 31, 2009 because we had no additional credit losses on these previously-impaired securities and no sales or maturities of these securities in 2010. We had $5.0 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income within shareholders’ equity at June 30, 2010.

We do not consider the $7.5 million of gross unrealized losses in our fixed income securities portfolio at June 30, 2010 to be other-than-temporary impairments as of that date because: 1) we received substantially all contractual interest and principal payments on these securities as of June 30, 2010, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The amortized cost and fair value of our fixed income securities at June 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities at June 30, 2010 was 2.8 years.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$268,234	$272,713	$23,758	$23,981
Due after 1 year through 5 years	1,070,303	1,126,852	137,148	138,823
Due after 5 years through 10 years	836,824	887,794	11,443	11,849
Due after 10 years through 15 years	726,382	757,952	—	—
Due after 15 years	613,895	634,148	—	—

Securities with fixed maturities	3,515,638	3,679,459	172,349	174,653
Mortgage-backed and asset-backed securities	1,162,625	1,223,747	—	—

Total fixed income securities	$4,678,263	$4,903,206	$172,349	$174,653

The sources of net investment income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Fixed income securities	$99,080	$92,912	$50,481	$47,474
Short-term investments	360	1,470	170	586
Other	2,042	1,051	534	1,103

Total investment income	101,482	95,433	51,185	49,163
Investment expense	(2,016)	(1,804)	(968)	(752)

Net investment income	$99,466	$93,629	$50,217	$48,411

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
     Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Six months ended June 30,
	2010			2009
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$7,593	$(599)	$6,994	$5,633	$(2,167)	$3,466
Other	2	(156)	(154)	683	(161)	522

Realized investment gain (loss)	$7,595	$(755)	$6,840	$6,316	$(2,328)	$3,988

	Three months ended June 30,
	2010			2009
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$2,692	$(376)	$2,316	$1,967	$(1,020)	$947
Other	—	(1)	(1)	—	(14)	(14)

Realized investment gain (loss)	$2,692	$(377)	$2,315	$1,967	$(1,034)	$933

(4)	Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net earnings	$154,734	$174,755	$83,380	$91,585
Less: net earnings attributable to unvested restricted stock and restricted stock units	(1,679)	(899)	(927)	(503)

Net earnings available to common stock	$153,055	$173,856	$82,453	$91,082

Weighted-average common shares outstanding	113,805	112,286	113,935	111,776
Dilutive effect of outstanding options (determined using treasury stock method)	322	259	253	277
Dilutive effect of convertible debt (determined using treasury stock method)	—	365	—	467

Weighted-average common shares and potential common shares outstanding	114,127	112,910	114,188	112,520

Anti-dilutive stock options not included in treasury stock method computation	4,392	6,336	4,680	5,734

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(5)	Segment and Geographic Data
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
Six months ended June 30, 2010	company	Agency	operations	Corporate	Total

Revenue:
Domestic	$906,448	$22,375	$3,455	$1,362	$933,640
Foreign	235,417	5,382	—	—	240,799
Inter-segment	—	39,353	473	—	39,826

Total segment revenue	$1,141,865	$67,110	$3,928	$1,362	1,214,265

Inter-segment eliminations					(39,826)

Consolidated total revenue					$1,174,439

Net earnings (loss):
Domestic	$137,331	$(683)	$1,385	$(14,496)	$123,537
Foreign	28,489	(715)	—	—	27,774

Total segment net earnings (loss)	$165,820	$(1,398)	$1,385	$(14,496)	151,311

Inter-segment eliminations					3,423

Consolidated net earnings					$154,734

Other items:
Net investment income	$97,978	$117	$1	$1,370	$99,466
Depreciation and amortization	2,545	3,732	45	1,927	8,249
Interest expense	363	7,815	—	2,449	10,627
Capital expenditures	986	1,768	1	6,650	9,405

Tax expense:
Income tax expense (benefit)	$67,808	$(284)	$503	$(2,371)	$65,656
Inter-segment eliminations					2,388

Consolidated income tax expense					$68,044

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
Six months ended June 30, 2009	company	Agency	operations	Corporate	Total

Revenue:
Domestic	$924,553	$30,989	$4,737	$1,521	$961,800
Foreign	207,800	12,274	—	—	220,074
Inter-segment	—	50,803	487	—	51,290

Total segment revenue	$1,132,353	$94,066	$5,224	$1,521	1,233,164

Inter-segment eliminations					(51,290)

Consolidated total revenue					$1,181,874

Net earnings (loss):
Domestic	$138,925	$7,379	$2,161	$(13,664)	$134,801
Foreign	38,257	1,134	—	—	39,391

Total segment net earnings (loss)	$177,182	$8,513	$2,161	$(13,664)	174,192

Inter-segment eliminations					563

Consolidated net earnings					$174,755

Other items:
Net investment income	$91,727	$334	$7	$1,561	$93,629
Depreciation and amortization	2,576	3,669	44	1,363	7,652
Interest expense (benefit)	537	7,343	(13)	400	8,267
Capital expenditures	2,156	3,686	13	3,061	8,916

Tax expense:
Income tax expense (benefit)	$77,614	$6,739	$1,148	$(4,454)	$81,047
Inter-segment eliminations					205

Consolidated income tax expense					$81,252

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
Three months ended June 30, 2010	company	Agency	operations	Corporate	Total

Revenue:
Domestic	$445,970	$11,449	$1,536	$679	$459,634
Foreign	118,454	2,091	—	—	120,545
Inter-segment	—	24,646	288	—	24,934

Total segment revenue	$564,424	$38,186	$1,824	$679	605,113

Inter-segment eliminations					(24,934)

Consolidated total revenue					$580,179

Net earnings (loss):
Domestic	$66,637	$2,643	$570	$(9,045)	$60,805
Foreign	22,499	374	—	—	22,873

Total segment net earnings (loss)	$89,136	$3,017	$570	$(9,045)	83,678

Inter-segment eliminations					(298)

Consolidated net earnings					$83,380

Other items:
Net investment income	$49,480	$58	$—	$679	$50,217
Depreciation and amortization	1,375	1,877	23	1,003	4,278
Interest expense	103	3,569	—	1,565	5,237
Capital expenditures	179	879	—	4,523	5,581

Tax expense:
Income tax expense (benefit)	$35,276	$2,510	$247	$(1,646)	$36,387
Inter-segment eliminations					(14)

Consolidated income tax expense					$36,373

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Insurance		Other
Three months ended June 30, 2009	company	Agency	operations	Corporate	Total

Revenue:
Domestic	$454,167	$12,979	$2,459	$869	$470,474
Foreign	104,697	5,965	—	—	110,662
Inter-segment	—	27,056	233	—	27,289

Total segment revenue	$558,864	$46,000	$2,692	$869	608,425

Inter-segment eliminations					(27,289)

Consolidated total revenue					$581,136

Net earnings (loss):
Domestic	$69,012	$4,218	$1,148	$(6,058)	$68,320
Foreign	22,255	919	—	—	23,174

Total segment net earnings (loss)	$91,267	$5,137	$1,148	$(6,058)	91,494

Inter-segment eliminations					91

Consolidated net earnings					$91,585

Other items:
Net investment income	$47,507	$124	$3	$777	$48,411
Depreciation and amortization	1,450	1,922	22	679	4,073
Interest expense (benefit)	258	3,609	(6)	(233)	3,628
Capital expenditures	1,660	1,598	3	2,173	5,434

Tax expense:
Income tax expense (benefit)	$39,378	$3,363	$559	$(1,975)	$41,325
Inter-segment eliminations					254

Consolidated income tax expense					$41,579

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present selected revenue items by line of business and major product lines.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Diversified financial products
Directors’ and officers’	$183,639	$172,488	$90,721	$89,686
Errors and omissions	106,691	118,282	52,798	58,877
Other	21,364	20,767	9,538	9,791
U.S. surety and credit	98,620	89,727	51,871	45,235
International surety and credit	35,884	32,651	17,695	16,242

	446,198	433,915	222,623	219,831

Group life, accident and health
Medical stop-loss	323,558	315,842	161,792	156,359
Other medical	50,618	66,229	25,597	33,176
Other	12,597	16,100	5,742	7,548

	386,773	398,171	193,131	197,083

Aviation	58,298	65,461	29,355	32,647

London market account
Energy	26,789	22,439	10,602	13,204
Property treaty	15,609	—	8,855	—
Other	29,215	26,940	15,988	12,501

	71,613	49,379	35,445	25,705

Other specialty lines
Public risk	22,926	17,807	11,436	9,187
HCC Lloyd’s	19,187	20,940	9,002	10,150
Other	10,945	18,703	5,403	7,389

	53,058	57,450	25,841	26,726

Discontinued lines	32	(10)	(10)	(14)

Total net earned premium	$1,015,972	$1,004,366	$506,385	$501,978

Property and casualty	$34,326	$45,697	$16,646	$21,279
Accident and health	5,842	10,729	2,529	4,853

Fee and commission income	$40,168	$56,426	$19,175	$26,132

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6)	Reinsurance
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

			Loss and loss
	Written	Earned	adjustment
	premium	premium	expense
Six months ended June 30, 2010

Direct business	$1,131,637	$1,139,036	$718,869
Reinsurance assumed	182,437	141,148	105,789
Reinsurance ceded	(269,021)	(264,212)	(199,151)

Net amounts	$1,045,053	$1,015,972	$625,507

Six months ended June 30, 2009

Direct business	$1,150,471	$1,105,248	$696,623
Reinsurance assumed	133,233	124,963	65,003
Reinsurance ceded	(249,102)	(225,845)	(153,490)

Net amounts	$1,034,602	$1,004,366	$608,136

Three months ended June 30, 2010

Direct business	$622,445	$567,074	$357,918
Reinsurance assumed	69,133	71,908	52,954
Reinsurance ceded	(144,776)	(132,597)	(111,886)

Net amounts	$546,802	$506,385	$298,986

Three months ended June 30, 2009

Direct business	$618,439	$556,211	$334,353
Reinsurance assumed	62,878	60,823	28,338
Reinsurance ceded	(137,965)	(115,056)	(70,121)

Net amounts	$543,352	$501,978	$292,570

Ceding commissions that are netted against policy acquisition costs in the condensed consolidated statements of earnings were $32.6 million and $25.4 million for the six months ended June 30, 2010 and 2009, respectively. The comparable amounts were $16.2 million and $12.9 million for the second quarter of 2010 and 2009, respectively.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The table below shows the components of reinsurance recoverables in our condensed consolidated balance sheets.

	June 30,	December 31,
	2010	2009
Reinsurance recoverable on paid losses	$97,315	$82,887
Reinsurance recoverable on outstanding losses	485,101	495,964
Reinsurance recoverable on incurred but not reported losses	475,188	440,505
Reserve for uncollectible reinsurance	(2,945)	(2,945)

Total reinsurance recoverables	$1,054,659	$1,016,411

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2010	2009
Loss and loss adjustment expense payable	$3,528,606	$3,492,309
Reinsurance recoverable on outstanding losses	(485,101)	(495,964)
Reinsurance recoverable on incurred but not reported losses	(475,188)	(440,505)

Net reserves	$2,568,317	$2,555,840

Unearned premium	$1,069,355	$1,044,747
Ceded unearned premium	(271,783)	(270,436)

Net unearned premium	$797,572	$774,311

Deferred policy acquisition costs	$216,988	$208,463
Deferred ceding commissions	(68,657)	(71,595)

Net deferred policy acquisition costs	$148,331	$136,868

(7)	Supplemental Information
Supplemental information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Income taxes paid	$66,215	$88,816	$53,365	$68,602
Interest paid	9,563	6,249	9,341	2,807
Proceeds from sales of available for sale fixed income securities	133,856	199,744	66,167	80,652
Comprehensive income	182,751	218,707	114,814	111,171

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(8)	Commitments and Contingencies
Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes and earthquakes), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $31.9 million. After reinsurance, our pretax loss was $20.6 million. In the second quarter of 2010, we recognized gross losses for the Deepwater Horizon rig disaster of $28.2 million. Due to significant facultative reinsurance, our pretax net loss was minimal.

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

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At June 30, 2010, we have recorded a liability of $11.8 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, underwriting agencies and 100% participation in an active Lloyd’s of London syndicate that we manage. Our shares trade on the New York Stock Exchange and closed at $24.76 on June 30, 2010. We had a market capitalization of $2.9 billion at July 31, 2010.
We underwrite a variety of relatively non-correlated specialty lines of business identified as diversified financial products; group life, accident and health; aviation; London market account; and other specialty lines of business. Products in each segment are marketed by our insurance companies, agencies and the syndicate through a network of independent agents and brokers, directly to customers or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes, earthquakes and large losses to minimize the impact on our net earnings and shareholders’ equity.
Our major domestic and international insurance companies have a financial strength rating of “AA (Very Strong)” from Standard & Poor’s Corporation. Our major domestic insurance companies have a financial strength rating of “AA (Very Strong)” from Fitch Ratings, “A1 (Good Security)” from Moody’s Investors Service, Inc., and “A+ (Superior)” from A.M. Best Company, Inc.
Key facts about our consolidated group as of and for the six months and quarter ended June 30, 2010 are as follows:
•	We had consolidated shareholders’ equity of $3.2 billion. Our book value per share increased in the first six months to $27.78.

•	We had year-to-date net earnings of $154.7 million, or $1.34 per diluted share. Our second quarter earnings were $83.4 million, or $0.72 per diluted share.

•	We produced total revenue of $1.2 billion and $580.2 million in the first half and second quarter, respectively.

•	In the first quarter, we recognized gross losses from catastrophic events, primarily from the Chilean earthquake, of $31.9 million. After reinsurance, our pretax loss was $20.6 million. In the second quarter, we recognized gross losses for the Deepwater Horizon rig disaster of $28.2 million. Due to significant facultative reinsurance, our pretax net loss was minimal. The catastrophe losses increased our net loss ratio and combined ratio by 2.0 percentage points and decreased net earnings by $0.12 per diluted share for the six-month period.

•	Our year-to-date net loss ratio, including the catastrophic losses, was 61.6% and our combined ratio was 88.0%.

•	We declared dividends of $0.27 per share and paid $31.0 million of dividends in the first six months of 2010.

•	We hold a $5.1 billion portfolio of fixed income securities with an average rating of AA+, and a total investment portfolio of $5.6 billion.

•	We purchased $1.2 million of our common stock at an average cost of $24.38 per share during the quarter.
Comparisons in the following sections refer to the first six months of 2010 compared to the same period of 2009, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Net earnings were $154.7 million ($1.34 per diluted share) in the first half of 2010, compared to $174.8 million ($1.54 per diluted share) in the same period of 2009 and $83.4 million ($0.72 per diluted share) in the second quarter of 2010, compared to $91.6 million

($0.81 per diluted share) in the second quarter of 2009. Net earnings for the first six months of 2010 included $20.6 million (pretax) of net catastrophic losses, primarily from the Chilean earthquake, partially offset by a $5.0 million pretax gain, net of related expenses, that we realized from commuting a derivative contract. The year-to-date 2009 net earnings included a $15.6 million pretax gain, net of related expenses, from the commutation of a reinsurance contract with Mortgage Guarantee Insurance Corporation (MGIC). Net earnings decreased quarter-over-quarter primarily due to redundant reserve development in the 2009 quarter.
These items are described more fully below:
•	We had net adverse reserve development of $2.2 million in the first six months of 2010, compared to $11.3 million of net redundant development in first six months of 2009. We had net redundant development of $2.8 million in the second quarter of 2010, compared to $16.0 million in the comparable 2009 period. See the “Losses and Loss Adjustment Expenses” section below for further discussion of these reserve changes.

•	In the first quarter of 2010, we commuted our interest in a long-term mortgage impairment insurance contract that had been accounted for as a derivative financial instrument. The contract was denominated in British pound sterling. We received £5.6 million ($8.3 million) of cash and recognized a gain of $8.0 million, which was included in other operating income, and incurred related expenses of $3.0 million, which were included in other operating expense in the year-to-date condensed consolidated statements of earnings.

•	In the first quarter of 2009, we commuted, loss-free, all liability under a contract with MGIC to provide reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million. As a result of the termination, our year-to-date other operating income increased $20.5 million, and fee and commission income increased $5.0 million. This additional revenue was partially offset by $9.9 million of expenses for reinsurance and other direct costs, which were recorded in other operating expense.
The following table sets forth the relationships of income statement line items as a percent of total revenue.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net earned premium	86.5%	85.0%	87.3%	86.4%
Fee and commission income	3.4	4.8	3.3	4.5
Net investment income	8.5	7.9	8.7	8.3
Other operating income	1.0	2.4	0.3	1.0
Net realized investment gain	0.6	0.3	0.4	0.1
Other-than-temporary impairment loss	—	(0.4)	—	(0.3)

Total revenue	100.0	100.0	100.0	100.0
Loss and loss adjustment expense, net	53.3	51.5	51.5	50.4
Policy acquisition costs, net	15.9	15.1	16.1	15.5
Other operating expense	10.9	11.0	10.9	10.6
Interest expense	0.9	0.7	0.9	0.6

Earnings before income tax expense	19.0	21.7	20.6	22.9
Income tax expense	5.8	6.9	6.2	7.1

Net earnings	13.2%	14.8%	14.4%	15.8%

Revenue
Total revenue decreased $7.4 million in the first six months of 2010, compared to the same period in 2009, due to: 1) the $25.0 million from the 2009 commutation of the MGIC reinsurance contract, partially offset by 2) higher net earned premium in 2010 and 3) $8.0 million of revenue in 2010 related to the gain on the commutation of a derivative contract.
Gross written premium, net written premium and net earned premium are detailed below. Growth in written premium occurred primarily in our London market account line of business, directly related to property treaty business that we began to write in late

2009. The increase in net earned premium was primarily due to growth in our directors’ and officers’ liability business in 2009 and 2010. There were offsetting increases and decreases in net earned premium in our other lines of business. See the “Insurance Company Segment” section below for further discussion of the relationship and changes in premium revenue.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Gross written premium	$1,314,074	$1,283,704	$691,578	$681,317
Net written premium	1,045,053	1,034,602	546,802	543,352
Net earned premium	1,015,972	1,004,366	506,385	501,978
The table below shows the source of our fee and commission income, which decreased 29% year-over-year. The decrease in 2010 primarily related to the sale of our U.K. reinsurance broker and the sale of the operations of our commercial marine agency business, both in 2009, and a $5.0 million termination payment from the 2009 commutation of the MGIC reinsurance contract.

	Six months ended June 30,		Three month ended June 30,
	2010	2009	2010	2009
Agencies	$28,949	$44,033	$13,888	$19,457
Insurance companies	11,219	12,393	5,287	6,675

Fee and commission income	$40,168	$56,426	$19,175	$26,132

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Fixed income securities
Taxable	$54,803	$52,099	$27,935	$26,994
Exempt from U.S. income taxes	44,277	40,813	22,546	20,480

Total fixed income securities	99,080	92,912	50,481	47,474
Short-term investments	360	1,470	170	586
Other	2,042	1,051	534	1,103

Total investment income	101,482	95,433	51,185	49,163
Investment expense	(2,016)	(1,804)	(968)	(752)

Net investment income	$99,466	$93,629	$50,217	$48,411

Net investment income increased 6% year-over-year and 4% quarter-over-quarter, primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 11% from $4.6 billion at June 30, 2009 to $5.1 billion at June 30, 2010. The growth in fixed income securities resulted primarily from cash flow from operations and reinvestment of funds that were held in short-term investments at December 31, 2009. Short-term investment income declined in the three and six month periods, due to lower average short-term investment balances and lower short-term market interest rates. Other interest income for the six month periods included $0.6 million of interest related to a tax refund in 2010, and a $1.0 million loss on hedge fund investments in 2009, which were liquidated in late 2008.
Other operating income was $12.0 million in the first half of 2010, compared to $28.4 million in the first half of 2009 and $2.1 million in the second quarter of 2010, compared to $5.5 million in the second quarter of 2009. The first half of 2010 included an $8.0 million gain related to commuting a derivative contract. The first half of 2009 included $20.5 million from the commutation of the MGIC reinsurance contract. Period to period comparisons of our other operating income may vary substantially, depending on earnings generated by new transactions or investments, income or loss related to changes in the fair value of certain investments, and gains or losses related to dispositions.

The following table details the components of our other operating income.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Contract using deposit accounting	$—	$20,532	$—	$—
Financial instruments	8,379	3,657	179	3,294
Strategic investments	557	1,855	147	1,105
Other	3,057	2,375	1,761	1,124

Other operating income	$11,993	$28,419	$2,087	$5,523

Expenses
Loss and loss adjustment expense increased year-over-year primarily due to the $20.6 million of net catastrophic losses incurred in the first quarter of 2010. Our loss ratio for the first six months of 2010 was 61.6% (which included 2.0 percentage points for the catastrophes), compared to 60.5% in the first six months of 2009. The loss ratio was 59.0% and 58.3% in the second quarter of 2010 and 2009, respectively. Policy acquisition costs increased 4% year-over-year because: 1) our 2009 policy acquisition costs were lower due to the effect of a $3.8 million premium deficiency reserve recorded at December 31, 2008, which reduced the amount of policy acquisition costs recognized throughout 2009 and 2) the higher amount of premium earned in 2010. See the “Insurance Company Segment” section below for further discussion of the changes in our loss and loss adjustment expense and policy acquisition costs.
Other operating expense, which includes compensation expense, decreased 1% year-over-year and increased 2% quarter-over-quarter. We had 1,893 employees at June 30, 2010 compared to 1,922 a year earlier. In 2009, we sold our U.K. reinsurance broker and the operations of our commercial marine agency business, which primarily accounts for the reduction in other operating expense and the number of employees in 2010. In addition, year-to-date other operating expense for 2010 and 2009 included $3.0 million and $9.9 million of expense for costs directly related to the commutations of a derivative contract and the MGIC reinsurance contract, respectively. Currency conversion expense was $2.7 million and $1.2 million in the first six months and the second quarter of 2010, respectively, compared to a $0.2 million and $0.1 million benefit in the first six months and the second quarter of 2009, respectively.
Other operating expense includes $7.3 million and $7.9 million in the first six months of 2010 and 2009, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. In the first half of 2010, we granted $19.3 million of restricted stock awards and units, with a weighted-average life of 6.5 years. At June 30, 2010, there was approximately $27.3 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 4.0 years.
Our effective income tax rate was 30.5% for the first six months of 2010, compared to 31.7% for the first six months of 2009. The lower effective rate in 2010 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.
At June 30, 2010, total assets were $9.0 billion and shareholders’ equity was $3.2 billion, compared to $8.8 billion and $3.0 billion, respectively, at December 31, 2009. Our book value per share was $27.78, which increased from $26.58 at December 31, 2009.
Segments
Insurance Company Segment
Net earnings of our insurance company segment decreased $11.4 million, or 6%, and $2.1 million, or 2%, in the first six months and second quarter of 2010, compared to the same periods in 2009. We recognized catastrophe losses in the first quarter of 2010 of $20.6 million (pretax and net of reinsurance). In addition, the commutation of the MGIC reinsurance contract generated $20.5 million in insurance company revenue in the first quarter of 2009. These two items more than offset the effect of higher net earned premium and greater investment income recognized in the first six months of 2010, as well as the gain in the first half of 2010 from the commutation of a derivative contract.

Premium
Gross written premium was 2% higher in the first six months and second quarter of 2010, compared to the same periods in 2009, due to the addition of our property treaty business, which we began writing in late 2009, partially offset by reductions in other lines of business due to the soft insurance market. The overall percentage of retained premium, as measured by the percent of net written premium to gross written premium, was 80% and 81% in the first six months of 2010 and 2009, respectively.
The following tables provide premium information by line of business.

	Gross	Net	NWP	Net
	written	written	as % of	earned
Six months ended June 30, 2010	premium	premium	GWP	premium

Diversified financial products
Directors’ and officers’	$219,740	$146,699	67%	$183,639
Errors and omissions	113,499	96,478	85	106,691
Other	32,339	24,225	75	21,364
U.S. surety and credit	117,170	107,559	92	98,620
International surety and credit	40,245	36,673	91	35,884

	522,993	411,634	79	446,198

Group life, accident and health
Medical stop-loss	323,558	323,558	100	323,558
Other medical	49,356	49,356	100	50,618
Other	38,010	10,067	26	12,597

	410,924	382,981	93	386,773

Aviation	76,908	53,750	70	58,298

London market account
Energy	80,322	47,465	59	26,789
Property treaty	55,095	49,046	89	15,609
Other	63,610	41,250	65	29,215

	199,027	137,761	69	71,613

Other specialty lines
Public risk	34,691	23,650	68	22,926
HCC Lloyd’s	27,369	24,898	91	19,187
Other	42,130	10,347	25	10,945

	104,190	58,895	57	53,058

Discontinued lines	32	32	nm	32

Totals	$1,314,074	$1,045,053	80%	$1,015,972

	Gross	Net	NWP	Net
	written	written	as % of	earned
Six months ended June 30, 2009	premium	premium	GWP	premium

Diversified financial products
Directors’ and officers’	$232,710	$167,141	72%	$172,488
Errors and omissions	127,857	111,359	87	118,282
Other	44,581	35,433	79	20,767
U.S. surety and credit	96,339	91,794	95	89,727
International surety and credit	39,575	35,135	89	32,651

	541,062	440,862	81	433,915

Group life, accident and health
Medical stop-loss	315,844	315,842	100	315,842
Other medical	63,459	63,459	100	66,229
Other	46,026	15,370	33	16,100

	425,329	394,671	93	398,171

Aviation	83,751	60,876	73	65,461

London market account
Energy	77,632	47,735	61	22,439
Property treaty	—	—	—	—
Other	56,589	32,806	58	26,940

	134,221	80,541	60	49,379

Other specialty lines
Public risk	35,877	27,851	78	17,807
HCC Lloyd’s	23,613	18,917	80	20,940
Other	39,861	10,894	27	18,703

	99,351	57,662	58	57,450

Discontinued lines	(10)	(10)	nm	(10)

Totals	$1,283,704	$1,034,602	81%	$1,004,366

	Gross	Net	NWP	Net
	written	written	as % of	earned
Three months ended June 30, 2010	premium	premium	GWP	premium

Diversified financial products
Directors’ and officers’	$135,572	$90,743	67%	$90,721
Errors and omissions	57,151	48,515	85	52,798
Other	15,927	11,304	71	9,538
U.S. surety and credit	63,149	60,140	95	51,871
International surety and credit	18,940	17,037	90	17,695

	290,739	227,739	78	222,623

Group life, accident and health
Medical stop-loss	161,792	161,792	100	161,792
Other medical	27,038	27,038	100	25,597
Other	15,712	4,919	31	5,742

	204,542	193,749	95	193,131

Aviation	39,387	27,729	70	29,355

London market account
Energy	63,740	37,623	59	10,602
Property treaty	17,465	13,789	79	8,855
Other	23,860	17,799	75	15,988

	105,065	69,211	66	35,445

Other specialty lines
Public risk	17,979	14,445	80	11,436
HCC Lloyd’s	9,767	8,625	88	9,002
Other	24,109	5,314	22	5,403

	51,855	28,384	55	25,841

Discontinued lines	(10)	(10)	nm	(10)

Totals	$691,578	$546,802	79%	$506,385

	Gross	Net	NWP	Net
	written	written	as % of	earned
Three months ended June 30, 2009	premium	premium	GWP	premium

Diversified financial products
Directors’ and officers’	$138,426	$99,674	72%	$89,686
Errors and omissions	65,498	56,707	87	58,877
Other	18,807	13,601	72	9,791
U.S. surety and credit	52,206	49,392	95	45,235
International surety and credit	21,013	18,125	86	16,242

	295,950	237,499	80	219,831

Group life, accident and health
Medical stop-loss	156,358	156,358	100	156,359
Other medical	31,853	31,853	100	33,176
Other	20,125	7,404	37	7,548

	208,336	195,615	94	197,083

Aviation	41,799	30,265	72	32,647

London market account
Energy	62,818	41,558	66	13,204
Property treaty	—	—	—	—
Other	26,654	12,589	47	12,501

	89,472	54,147	61	25,705

Other specialty lines
Public risk	15,943	12,735	80	9,187
HCC Lloyd’s	12,391	9,236	75	10,150
Other	17,440	3,869	22	7,389

	45,774	25,840	56	26,726

Discontinued lines	(14)	(14)	nm	(14)

Totals	$681,317	$543,352	80%	$501,978

nm — Not meaningful
The changes in premium volume and retention levels resulted principally from the following factors:
•	Diversified financial products — Gross written premium was higher in 2009 because we wrote more directors’ and officers’ liability and errors and omissions liability business due to the perception in the market place at that time about the financial strength of some of our competitors. In addition, pricing on these product lines was lower in 2010. The pricing for credit insurance improved in 2010, and our premium has increased accordingly. Our retention rate was lower in 2010 due to lower quota share retention on our international directors’ and officers’ liability business, as well as additional reinsurance on our U.S. business in order to increase gross maximum limits per account. Net earned premium increased in 2010 primarily due to the high volume of directors’ and officers’ liability business written in 2009, primarily in the second half of the year.

•	Group life, accident and health — The decrease in premium was due to our discontinuance of the provider excess business in late 2009.

•	Aviation — We wrote less aviation premium in 2010 due to continuing competition for U.S. business. Our international writings were stable due to improved pricing in the international market.

•	London market account — Premium increased primarily due to our new property treaty business, which we started writing in late 2009. On a full year basis, our retention on the property treaty business is expected to approximate 80%.

•	Other specialty lines — Although premium and retention ratios by product changed year-over-year due to changes in the mix of business, total premium and the overall retention rate were essentially flat for our other specialty lines.
Losses and Loss Adjustment Expenses
Our gross loss ratio was 64.4% and 61.9% in the first six months of 2010 and 2009, respectively, and 64.3% and 58.8% in the second quarter of 2010 and 2009, respectively. The 2010 year-to-date and second quarter gross loss ratios included 4.7 percentage points and 4.4 percentage points, respectively, for the catastrophe losses that occurred in the first quarter and the Deepwater Horizon rig disaster that occurred in the second quarter.
The table below shows the composition of net incurred loss and loss adjustment expense.

	Six months ended June 30,				Three months ended June 30,
	2010		2009		2010		2009
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
2010 catastrophes	$20,588	2.0%	$—	—%	$—	—%	$—	—%
(Redundant) adverse reserve development	2,166	0.2	(11,272)	(1.1)	(2,844)	(0.6)	(15,999)	(3.2)
All other net incurred loss and loss adjustment expense	602,753	59.4	619,408	61.6	301,830	59.6	308,569	61.5

Net incurred loss and loss adjustment expense	$625,507	61.6%	$608,136	60.5%	$298,986	59.0%	$292,570	58.3%

Our adverse development for the six months of 2010 primarily resulted from the effect of: 1) a $3.0 million increase in reserves on our discontinued assumed accident and health line, due to receipt of new claims information and 2) re-estimation of our net claims exposure for products in the life, accident and health line of business, partially offset by reduction of our reserves for the 2005 and 2008 hurricanes. The redundant development in the six months of 2009 primarily resulted from reduction of our loss reserves for: 1) the 2005 hurricanes, 2) the U.K. professional indemnity business for the 2004 — 2006 underwriting years and 3) our aviation business for the 2001 — 2006 underwriting years. This redundancy was partially offset by adverse development related to re-estimation of claims exposure for certain products in the life, accident and health line of business. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change.
We provide directors’ and officers’ liability, errors and omissions liability and fiduciary liability coverage for certain financial institutions, which have potential exposure to shareholders’ lawsuits related to subprime issues. During the second quarter of 2010, there were no new subprime-related claims. We have no material exposure to environmental or asbestos losses.

We believe we have provided for all material net incurred losses as of June 30, 2010.

The following table provides comparative net loss ratios by line of business and major product lines.

	Six months ended June 30,				Three months ended June 30,
	2010		2009		2010		2009
	Net	Net	Net	Net	Net	Net	Net	Net
	earned	loss	earned	loss	earned	loss	earned	loss
	premium	ratio	premium	ratio	premium	ratio	premium	ratio
Diversified financial products
Directors’ and officers’	$183,639	62.5%	$172,488	62.1%	$90,721	61.9%	$89,686	63.4%
Errors and omissions	106,691	56.6	118,282	49.5	52,798	56.1	58,877	43.8
Other	21,364	41.3	20,767	47.7	9,538	50.3	9,791	45.2
U.S. surety and credit	98,620	28.3	89,727	30.9	51,871	29.9	45,235	31.4
International surety and credit	35,884	38.4	32,651	55.4	17,695	32.7	16,242	57.7

	446,198	50.6	433,915	51.0	222,623	50.2	219,831	50.3

Group life, accident and health
Medical stop-loss	323,558	73.9	315,842	73.5	161,792	74.0	156,359	74.4
Other medical	50,618	68.6	66,229	78.7	25,597	60.5	33,176	68.7
Other	12,597	58.3	16,100	58.4	5,742	63.3	7,548	59.8

	386,773	72.7	398,171	73.8	193,131	71.9	197,083	72.9

Aviation	58,298	59.3	65,461	57.0	29,355	61.9	32,647	52.7

London market account
Energy	26,789	36.7	22,439	7.7	10,602	(26.1)	13,204	(7.6)
Property treaty	15,609	103.5	—	—	8,855	47.5	—	—
Other	29,215	60.8	26,940	42.6	15,988	44.4	12,501	35.5

	71,613	61.1	49,379	26.7	35,445	24.1	25,705	13.4

Other specialty lines
Public risk	22,926	69.6	17,807	66.4	11,436	69.2	9,187	64.2
HCC Lloyd’s	19,187	62.1	20,940	65.1	9,002	63.2	10,150	62.6
Other	10,945	87.6	18,703	91.2	5,403	96.7	7,389	72.6

	53,058	70.6	57,450	74.0	25,841	72.9	26,726	65.9

Discontinued lines	32	nm	(10)	nm	(10)	nm	(14)	nm

Totals	$1,015,972	61.6%	$1,004,366	60.5%	$506,385	59.0%	$501,978	58.3%

Expense ratio		26.4		25.0		26.6		25.5

Combined ratio		88.0%		85.5%		85.6%		83.8%

nm — Not meaningful

The changes in net loss ratios between periods resulted principally from the following factors:
•	Group life, accident and health — The lower 2010 loss ratios for the other medical products resulted from improvements in our medical excess business.

•	Aviation — The 2009 loss ratios included favorable prior year development, which reduced the year-to-date and second quarter loss ratio by 7.6 percentage points and 15.4 percentage points, respectively.

•	London market account — The 2010 net loss ratios for all major product lines included the effect of the first quarter catastrophe losses, which increased the year-to-date total London market account loss ratio by 28.7 percentage points. The 2010 and 2009 net loss ratios included redundant reserve development on prior year hurricanes. The redundancies reduced the total London market account loss ratio by 9.5 percentage points and 17.9 percentage points for year-to-date 2010 and 2009, respectively, and 21.5 percentage points and 30.3 percentage points in the second quarter of 2010 and 2009, respectively.
The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,555,840	$2,416,271	$2,555,670	$2,472,475
Net reserve additions from acquired businesses	8,110	34,922	—	4,713
Foreign currency adjustment	(47,786)	29,355	(20,673)	47,627
Incurred loss and loss adjustment expense	625,507	608,136	298,986	292,570
Loss and loss adjustment expense payments	(573,354)	(525,488)	(265,666)	(254,189)

Net reserves for loss and loss adjustment expense payable at end of period	$2,568,317	$2,563,196	$2,568,317	$2,563,196

Net paid loss ratio	56.4%	52.3%	52.5%	50.6%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the period. The net paid loss ratio was higher in the 2010 periods, primarily due to a higher amount of claims payments for our directors’ and officers’ liability, credit and medical stop-loss businesses than in the same prior year periods.
Policy Acquisition Costs
Policy acquisition costs, which are reported net of the related portion of commissions on reinsurance ceded, as a percentage of net earned premium increased to 18.3% in the first six months of 2010 from 17.8% in the first six months of 2009, principally due to the effect of a $3.8 million premium deficiency reserve recorded at December 31, 2008, which reduced the amount of policy acquisition costs recognized throughout 2009. The GAAP expense ratio of 26.4% in the first six months of 2010 exceeded the expense ratio of 25.0% in the first six months of 2009, primarily due to higher expenses related to our international business and higher currency conversion expense. In addition, the expense ratio for the first six months of 2009 included a benefit from reversing a provision for uncollectible reinsurance.
Agency Segment
Revenue from our agency segment was $67.1 million in the first six months of 2010, compared to $94.1 million in the first six months of 2009. The reduction was expected due to the sale of our U.K. reinsurance broker and the sale of the operations of our commercial marine agency business in 2009. In addition, we had $5.0 million of revenue in the first six months of 2009 from a termination payment from the commutation of the MGIC reinsurance contract. As a result of this lower revenue, the segment had a net loss of $1.4 million in the first six months of 2010, compared to net earnings of $8.5 million in the same period of 2009. The segment had $3.0 million of net earnings in the second quarter of 2010. We expect the agency segment will generate net earnings for full year 2010 due to the seasonality of business written by our largest agency.

Other Operations Segment
Revenue and net earnings from our other operations segment were $3.9 million and $1.4 million, respectively, in the first six months of 2010 compared to $5.2 million and $2.2 million, respectively, in the first six months of 2009. Results of this segment may vary substantially period to period depending on our investment in or disposition of strategic investments.
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $560.3 million of cash and liquid short-term investments at June 30, 2010.

•	Our available for sale bond portfolio had a fair value of $4.9 billion at June 30, 2010, compared to $4.5 billion at December 31, 2009, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises. Should we sell certain securities in the portfolio before their maturity, we cannot be assured that we would recoup the full reported fair value of the securities sold at the time of sale.

•	Our insurance companies have sufficient resources to pay potential claims in 2010. As of December 31, 2009, we projected that during 2010 they will pay $1.2 billion of claims and collect approximately $314.7 million of reinsurance recoveries on claims incurred as of year-end 2009. At December 31, 2009, our insurance companies had approximately $1.2 billion of cash, short-term investments, maturing bonds, and principal payments from mortgage-backed and asset-backed securities that will be available to pay these expected claims in 2010. As of June 30, 2010, there has been no significant change in our expectations of our subsidiaries’ ability to pay claims.

•	Our debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 8.5% at June 30, 2010 and 9.0% at December 31, 2009.

•	We have a committed $575.0 million Revolving Loan Facility at a rate of 30-day LIBOR plus 25 basis points that matures December 19, 2011. Letters of credit issued on behalf of certain of our subsidiaries reduce available borrowing capacity under the facility. At June 30, 2010, we had $553.4 million of unused capacity, which we can draw against at any time at our request. The facility agreement contains two restrictive financial covenants, with which we were in compliance at June 30, 2010.

•	During 2010, there was no significant change in our Standby Letter of Credit Facility used to guarantee our performance in our Lloyd’s of London syndicates.

•	Our domestic insurance subsidiaries have the ability to pay $217.8 million in dividends in 2010 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase common stock and pay operating expenses. Cash flow available to the holding company in 2010 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
Cash Flow
We receive substantial cash from premiums, reinsurance recoverables, outward commutations, fee and commission income, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations.
We generated cash from operations of $139.3 million and $262.2 million in the first six months of 2010 and 2009, respectively. The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2010	2009
Net earnings	$154,734	$174,755
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(67,355)	(38,200)
Change in unearned premium, net	27,911	41,547
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	39,357	73,839
(Gain) loss on investments	(7,329)	1,924
Other, net	(7,992)	8,311

Cash provided by operating activities	$139,326	$262,176

We had $47.9 million of higher claims payments in 2010, compared to 2009, which was the largest contributor to the reduction in cash provided by operating activities. Timing differences in the collection of premium and payment of reinsurance balances payable reduced our cash provided by operating activities in 2010 compared to 2009. In 2010, we received $8.3 million of cash to commute a derivative contract and in 2009, we received $25.0 million to commute the MGIC reinsurance contract. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium and reinsurance recoverables and the payment of claims and premium and reinsurance balances payable.
We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. During January 2010, we paid the final $64.5 million due to previous holders of our 1.3% Convertible Notes that were submitted for conversion in December 2009 using cash held as of December 31, 2009. Our combined cash and short-term investments totaled $560.3 million at June 30, 2010.

Investments
At June 30, 2010, we had $5.6 billion of total investments, an increase of $95.9 million from December 31, 2009. This table summarizes our investments by type, substantially all of which are reported at fair value, at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
U.S. government and government agency securities	$370,896	7%	$328,535	6%
Fixed income securities of states, municipalities and political subdivisions	1,090,158	20	1,059,426	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,392,736	25	1,146,334	21
Corporate fixed income securities	751,172	14	693,915	13
Residential mortgage-backed securities	1,064,299	19	944,182	17
Commercial mortgage-backed securities	147,902	2	146,217	3
Asset-backed securities	11,546	—	14,365	—
Foreign government securities	246,846	4	307,891	6
Short-term investments	476,176	9	810,673	15
Other investments	433	—	4,691	—

Total investments	$5,552,164	100%	$5,456,229	100%

This table shows the average amount of investments, net income earned, related yields and duration, and average rating of our fixed income securities.

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Average investments, at cost	$5,324,304	$4,968,017	$5,338,843	$5,057,271
Net investment income *	99,466	93,629	50,217	48,411
Average short-term yield *	0.1%	0.5%	0.1%	0.4%
Average long-term yield *	4.1%	4.2%	4.1%	4.3%
Average long-term tax equivalent yield *	5.0%	5.1%	5.0%	5.2%
Average combined tax equivalent yield *	4.5%	4.5%	4.5%	4.6%
Weighted-average life of fixed income securities	6.5 years	6.7 years
Weighted-average duration of fixed income securities	4.8 years	5.0 years
Weighted-average combined duration	4.4 years	4.4 years
Average rating of fixed income securities	AA+	AA+

*	Excluding realized and unrealized gains and losses.

This table summarizes our investments in fixed income securities by their rating category at June 30, 2010.

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,354,670	48%	$83,006	48%
AA	1,803,499	37	26,200	15
A	607,169	12	61,851	36
BBB	99,325	2	1,292	1
BB and below	38,543	1	—	—

Total fixed income securities	$4,903,206	100%	$172,349	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA+ at June 30, 2010. Our portfolio of special purpose revenue bonds at June 30, 2010 and December 31, 2009 included $111.9 million and $138.7 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security, such as water, sewer and utility fees; highway tolls; airport usage fees; property, sales and fuel taxes; college tuition and services fees; electric utilities and lease income. The table below summarizes our percentage holdings of special purpose revenue bonds by revenue source.

	June 30,	December 31,
	2010	2009
Water and sewer	26%	27%
Education	16	14
Transportation	13	13
Special tax	10	11
Pre-refunded	9	13
Leasing	8	8
Electric	8	7
Other	10	7

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA+ at June 30, 2010. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.
At June 30, 2010, we held a corporate bond portfolio with a carrying value of $751.2 million, an overall rating of A+, and a weighted-average life of approximately 3.2 years.
At June 30, 2010, we also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $1.1 billion. Within our residential MBS/CMO portfolio, $1.0 billion of securities, or 95%, were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government. Of the remaining $52.9 million of residential mortgage-backed securities, 91% were collateralized by prime mortgages.

At June 30, 2010, we held a commercial MBS securities portfolio with a fair value of $147.9 million, an average rating of AA+, an average loan-to-value ratio of 72%, and a weighted-average life of approximately 4.5 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.
This table indicates the expected maturity distribution of our fixed income securities at June 30, 2010.

			Mortgage-backed and
	Available for sale at		asset-backed at		Held to maturity at		Total fixed income
	amortized cost		amortized cost		amortized cost		securities
	Amount	%	Amount	%	Amount	%	Amount	%
One year or less	$268,234	8%	$146,347	12%	$23,758	14%	$438,339	9%
One year to five years	1,070,303	30	881,634	76	137,148	80	2,089,085	43
Five years to ten years	836,824	24	128,918	11	11,443	6	977,185	20
Ten years to fifteen years	726,382	21	5,726	1	—	—	732,108	15
More than fifteen years	613,895	17	—	—	—	—	613,895	13

Total fixed income securities	$3,515,638	100%	$1,162,625	100%	$172,349	100%	$4,850,612	100%

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of the individual securities within our available for sale fixed income securities portfolios were $7.5 million at June 30, 2010, compared to $18.9 million at December 31, 2009. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. For a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see Footnote 3, “Investments,” in the notes to these condensed consolidated financial statements and “Critical Accounting Policies — Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. We recognized no other-than-temporary impairment credit losses in 2010, compared to $5.0 million and $1.8 million in the first six months and second quarter of 2009, respectively.
At June 30, 2010, the net unrealized gain on our available for sale fixed income securities portfolio was $224.9 million, compared to $156.3 million at December 31, 2009. The change in the net unrealized gain, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, most of which are primarily classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. We recognized $6.8 million and $4.0 million of pretax net realized investment gains in the first six months of 2010 and 2009, respectively.
Accounting Guidance in 2010
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
Effective January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, which incorporated changes in disclosure requirements into ASC Topic 820, Fair Value Measurements and Disclosures. Where applicable, we have included the additional required disclosures in the notes to our condensed consolidated financial statements.
A new accounting standard, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in July 2010. The new guidance expands disclosures related to financing receivables, including the nature of credit risk in financing receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the reporting period. We will provide the additional required disclosures in our Form 10-K for the year ended December 31, 2010.

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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2010.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 20, 2008, our Board of Directors approved the purchase of up to $100.0 million of our common stock. On May 27, 2010, our Board of Directors approved a new authorization for $300.0 million and cancelled the $0.7 million remaining under the original authorization. The new share purchase plan authorizes purchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the plan will be subject to market and business conditions, as well as the level of cash generated from our operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The purchase plan does not obligate us to purchase any particular number of shares, and may be suspended or discontinued at any time at our discretion. As of June 30, 2010, we had paid $100.0 million to purchase 4,722,911 shares of our common stock in the open market pursuant to these purchase programs.
During the second quarter of 2010, we purchased our common stock, as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
2008 Authorization
April 1 — April 30, 2010	—	$—	—	$1,201,217
May 1 — May 31, 2010	19,650	24.00	19,650	—

2010 Authorization
May 1 — May 31, 2010	—	$—	—	$300,000,000
June 1 — June 30, 2010	30,500	24.63	30,500	299,248,840
Item 6. Exhibits
a. Exhibits

3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-8 (Registration No. 333-61687) filed August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Form 8-K filed April 3, 2008).

10.1	First Amendment to Employment Agreement effective April 19, 2010, between HCC Insurance Holdings, Inc. and William T. Whamond (incorporated by reference to Exhibit 10.01 to our Form 8-K filed April 19, 2010).*

10.2	Employment Agreement dated May 27, 2010, between HCC Insurance Holdings, Inc. and Brad T. Irick.*

12	Statement of Ratio of Earnings to Fixed Charges.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.**

*	Executive Compensation Plans and Arrangements

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

August 6, 2010	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr., President
and Chief Executive Officer

August 6, 2010	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer