Form 10-Q
period 2010-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2010-11-08
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2010.

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
On October 31, 2010, there were approximately 115.3 million shares of common stock outstanding.

HCC INSURANCE HOLDINGS, INC.

Page
Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009 (unaudited)	5

Condensed Consolidated Statements of Earnings — Nine months and three months ended September 30, 2010 and 2009 (unaudited)	6

Condensed Consolidated Statement of Changes in Shareholders’ Equity — Nine months ended September 30, 2010 (unaudited)	7

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009 (unaudited)	8

Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures About Market Risk	48

Item 4. Controls and Procedures	48

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signatures	51
EX-12
EX-31.1
EX-31.2
EX-32.1
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

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2010	2009
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2010 — $4,865,445; 2009 — $4,381,762)	$5,166,709	$4,538,073
Fixed income securities — held to maturity, at amortized cost (fair value: 2010 — $198,317; 2009 — $104,008)	193,841	102,792
Short-term investments, at cost, which approximates fair value	474,066	810,673
Other investments	433	4,691

Total investments	5,835,049	5,456,229

Cash	98,213	129,460
Restricted cash and cash investments	157,677	146,133
Premium, claims and other receivables	658,670	600,332
Reinsurance recoverables	1,042,650	1,016,411
Ceded unearned premium	283,529	270,436
Ceded life and annuity benefits	58,985	61,313
Deferred policy acquisition costs	219,062	208,463
Goodwill	821,700	822,006
Other assets	118,360	123,608

Total assets	$9,293,895	$8,834,391

LIABILITIES

Loss and loss adjustment expense payable	$3,555,505	$3,492,309
Life and annuity policy benefits	58,985	61,313
Reinsurance balances payable	202,202	182,661
Unearned premium	1,069,594	1,044,747
Deferred ceding commissions	72,714	71,595
Premium and claims payable	142,445	154,596
Notes payable	298,598	298,483
Accounts payable and accrued liabilities	556,750	497,504

Total liabilities	5,956,793	5,803,208

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2010 — 120,398 and 2009 — 118,724; outstanding: 2010 — 115,268 and 2009 — 114,051)	120,398	118,724
Additional paid-in capital	940,745	914,339
Retained earnings	2,177,266	1,977,254
Accumulated other comprehensive income	208,936	119,665
Treasury stock, at cost (shares: 2010 — 5,130 and 2009 — 4,673)	(110,243)	(98,799)

Total shareholders’ equity	3,337,102	3,031,183

Total liabilities and shareholders’ equity	$9,293,895	$8,834,391

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
REVENUE

Net earned premium	$1,532,138	$1,524,425	$516,166	$520,059
Net investment income	150,603	141,740	51,137	48,111
Other operating income	35,035	69,765	7,888	12,166
Net realized investment gain	7,897	4,852	1,057	864
Other-than-temporary impairment loss
Total loss	(316)	(6,089)	(316)	(380)
Portion recognized in other comprehensive income	16	810	16	55

Net loss recognized in earnings	(300)	(5,279)	(300)	(325)

Total revenue	1,725,373	1,735,503	575,948	580,875

EXPENSE

Loss and loss adjustment expense, net	922,645	911,944	297,138	303,808
Policy acquisition costs, net	242,078	223,186	80,748	71,492
Other operating expense	189,953	195,509	60,770	64,985
Interest expense	15,907	11,816	5,280	3,549

Total expense	1,370,583	1,342,455	443,936	443,834

Earnings before income tax expense	354,790	393,048	132,012	137,041
Income tax expense	106,993	123,972	38,949	42,720

Net earnings	$247,797	$269,076	$93,063	$94,321

Earnings per common share

Basic	$2.15	$2.39	$0.81	$0.84

Diluted	$2.15	$2.37	$0.81	$0.83

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2009	$118,724	$914,339	$1,977,254	$119,665	$(98,799)	$3,031,183

Comprehensive income

Net earnings	—	—	247,797	—	—	247,797

Other comprehensive income
Change in net unrealized gain on investments, net of tax	—	—	—	92,707	—	92,707

Other, net of tax	—	—	—	(3,436)	—	(3,436)

Total other comprehensive income						89,271

Comprehensive income						337,068

Issuance of 948 shares for exercise of options, including tax effect	948	17,691	—	—	—	18,639

Purchase of 457 common shares	—	—	—	—	(11,444)	(11,444)

Stock-based compensation	726	8,715	—	—	—	9,441

Cash dividends declared, $0.415 per share	—	—	(47,785)	—	—	(47,785)

Balance at September 30, 2010	$120,398	$940,745	$2,177,266	$208,936	$(110,243)	$3,337,102

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2010	2009
Operating activities
Net earnings	$247,797	$269,076
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(36,040)	36,443
Change in reinsurance recoverables	(32,474)	14,853
Change in ceded unearned premium	(15,368)	(25,093)
Change in loss and loss adjustment expense payable	76,829	51,519
Change in reinsurance balances payable	21,435	24,548
Change in unearned premium	30,471	39,441
Change in premium and claims payable, net of restricted cash	(9,934)	(63,727)
Change in accounts payable and accrued liabilities	12,593	22,132
Stock-based compensation expense	9,441	12,472
Depreciation and amortization expense	12,894	11,796
Gain on investments	(8,086)	(3,152)
Other, net	5,073	27,238

Cash provided by operating activities	314,631	417,546

Investing activities
Sales of available for sale fixed income securities	132,897	337,615
Maturity or call of available for sale fixed income securities	458,495	260,839
Maturity or call of held to maturity fixed income securities	25,187	86,190
Cost of available for sale fixed income securities acquired	(1,048,010)	(1,020,506)
Cost of held to maturity fixed income securities acquired	(115,215)	(59,677)
Change in short-term investments	328,951	(91,617)
Proceeds from sales of strategic and other investments	4,577	114,940
Payments for purchase of businesses, net of cash received	(36,348)	(37,995)
Proceeds from sale of subsidiaries	15,278	6,188
Other, net	(6,755)	(13,109)

Cash used by investing activities	(240,943)	(417,132)

Financing activities
Advances on line of credit	—	115,000
Payments on line of credit	—	(15,032)
Payments on convertible notes	(64,472)	—
Sale of common stock	18,639	9,423
Purchase of common stock	(11,444)	(35,464)
Dividends paid	(46,532)	(42,244)
Other, net	(1,126)	(2,570)

Cash provided (used) by financing activities	(104,935)	29,113

Net increase (decrease) in cash	(31,247)	29,527
Cash at beginning of year	129,460	27,347

Cash at end of period	$98,213	$56,874

See Notes to Condensed Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1) General Information
HCC Insurance Holdings, Inc. and its subsidiaries (collectively HCC, we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies. We operate primarily in the United States, the United Kingdom, Spain and Ireland, although some of our operations have a broader international scope. We market our products both directly to customers and through a network of independent brokers, producers, agents and third party administrators. We provide specialized property and casualty, surety and credit, and accident and health insurance coverages and related agency services to commercial customers and individuals.
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
Management must make estimates and assumptions that affect amounts reported in our condensed consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2009 condensed consolidated financial statements to conform to the 2010 presentation, including the reclassification related to fee and commission income discussed below. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.
HCC completed the reorganization of its management structure in the third quarter of 2010. Our segment reporting structure has been realigned to reflect these changes. See Note 2, “Segments” for a discussion of our new segment structure.
In connection with our resegmentation, we changed the presentation of our consolidated income statement to better represent our current operations. Previously, we presented reinsurance ceding commissions that exceeded policy acquisition costs as a component of fee and commission income, within total revenue. We now present all ceding commissions as an offset to policy acquisition costs, within total expense, and classify the remaining fee and commission income as a component of other operating income, within total revenue.
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
A new accounting standard, originally issued as EITF 09-G, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, was ratified in September 2010. The guidance, which will be incorporated into ASC Topic 944, Financial Services — Insurance, clarifies the definition of what constitutes an acquisition cost and limits the types of acquisition costs that

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
can be capitalized by insurance entities to those that are “directly related to” the acquisition of new and renewal insurance contracts. Under the new guidance, direct costs only include those that result in the successful acquisition of a policy. All costs incurred for unsuccessful efforts, along with indirect costs, are to be expensed as incurred. This guidance must be adopted by January 1, 2012, either prospectively or retrospectively, and may be adopted earlier at the beginning of an annual period. We are currently evaluating the timing and effect of our adoption of this guidance.
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
Stock-based Compensation
In the first nine months of 2010, we granted the following shares of common stock, restricted stock, restricted stock units and stock options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on our closing stock price on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period
Common stock	33	$25.33	$840
Restricted stock	760	27.54	20,941	3-10 years
Restricted stock units	60	25.96	1,555	3-10 years
Stock options	395	6.07	2,398	5 years
Income Taxes
For the nine months ended September 30, 2010 and 2009, the income tax provision was calculated based on an estimated effective tax rate for each year. Our effective tax rate differs from the U.S. Federal statutory rate primarily due to the effect of tax-exempt municipal bond interest.
Disposition
In 2010, we sold an inactive subsidiary, HCC Insurance Company, for $14.7 million cash and realized a $0.5 million gain.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(2) Segments
In the third quarter of 2010, our chief executive officer, in the role of chief operating decision maker (CODM), completed the reorganization of HCC’s management structure in order to manage and evaluate the company’s operations from an insurance underwriting perspective, in line with our portfolio of insurance products. We have changed HCC’s segment reporting structure to reflect these changes. Previously, we reported our results in the Insurance Company, Agency, and Other Operations segments. We now report HCC’s results in the following six operating segments, each of which reports to an executive of HCC who is responsible for the segment results.
•	U.S. Property & Casualty

•	Professional Liability

•	Accident & Health

•	U.S. Surety & Credit

•	International

•	Investing
Insurance Underwriting Segments
Each of the five insurance-related segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment also incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. The CODM monitors and assesses each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the loss ratio and expense ratio.
Included in the portfolio of products for each insurance segment are the following key products:
•	U.S. Property & Casualty — aviation, small account errors and omissions liability, public risk, employment practices liability, title, residual value, disability, contingency, kidnap and ransom and brown water marine written in the United States.

•	Professional Liability — directors’ and officers’ liability, large account errors and omissions liability, diversified financial products and fidelity written in the United States and internationally.

•	Accident & Health — medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess written in the United States.

•	U.S. Surety & Credit — contract, commercial, court and bail bonds written in the United States and credit insurance managed in the United States.

•	International — energy, property treaty, liability, surety, credit, property, ocean marine, accident and health and other smaller product lines written outside the United States.
Investing Segment
The Investing segment includes our total investment portfolio, as well as all investment income, investment related expenses and realized investment gains and losses. All investment activity is reported as revenue, consistent with our consolidated presentation. While the insurance underwriting segments generate the cash flow underlying these investments, our CODM does not include investment income in his assessment of the underwriting results of the insurance underwriting segments. Rather, investments and investment results are managed and evaluated centrally.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Corporate & Other
The Corporate & Other category is used to reconcile segment results to consolidated totals and includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, and underwriting results of our Exited Lines. Our Exited Lines include six product lines that we no longer write and do not expect to write in the future. The Exited Lines include: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds. We have included premium, losses and expenses related to our Exited Lines in the Corporate & Other category for all periods presented.
All stock-based compensation is included in Corporate & Other because it is not included in the CODM’s evaluation of the five insurance underwriting segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed within corporate operating expenses. The appropriate stock-based compensation expense will be recorded in Corporate & Other as the awards vest in future years. The majority of our depreciation and amortization expense is included in Corporate & Other.
All prior period information included in this Form 10-Q has been adjusted to present our segment disclosures and information on a consistent basis with our new segment reporting structure.
The following tables present information by business segment.

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated

Nine months ended September 30, 2010

Net earned premium	$258,427	$321,849	$567,739	$148,427	$234,471	$—	$1,225	$1,532,138
Other revenue	24,128	458	2,830	455	6,177	158,200	987	193,235

Segment revenue	282,555	322,307	570,569	148,882	240,648	158,200	2,212	1,725,373

Loss and LAE, net	164,684	196,154	412,438	38,157	107,601	—	3,611	922,645
Other expense	75,890	57,171	89,967	81,699	88,441	—	54,770	447,938

Segment expense	240,574	253,325	502,405	119,856	196,042	—	58,381	1,370,583

Segment pretax earnings	$41,981	$68,982	$68,164	$29,026	$44,606	$158,200	$(56,169)	$354,790

Nine months ended September 30, 2009

Net earned premium	$289,195	$330,614	$553,967	$135,436	$189,148	$—	$26,065	$1,524,425
Other revenue	46,815	(134)	3,964	182	18,803	141,313	135	211,078

Segment revenue	336,010	330,480	557,931	135,618	207,951	141,313	26,200	1,735,503

Loss and LAE, net	164,346	202,741	406,722	39,849	68,931	—	29,355	911,944
Other expense	85,813	38,988	88,802	72,527	83,941	—	60,440	430,511

Segment expense	250,159	241,729	495,524	112,376	152,872	—	89,795	1,342,455

Segment pretax earnings	$85,851	$88,751	$62,407	$23,242	$55,079	$141,313	$(63,595)	$393,048

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated

Three months ended September 30, 2010

Net earned premium	$84,802	$103,696	$193,252	$49,807	$84,539	$—	$70	$516,166
Other revenue	5,033	20	1,113	127	1,466	51,894	129	59,782

Segment revenue	89,835	103,716	194,365	49,934	86,005	51,894	199	575,948

Loss and LAE, net	61,883	63,212	138,869	10,296	23,227	—	(349)	297,138
Other expense	21,289	18,866	30,908	28,007	29,365	—	18,363	146,798

Segment expense	83,172	82,078	169,777	38,303	52,592	—	18,014	443,936

Segment pretax earnings	$6,663	$21,638	$24,588	$11,631	$33,413	$51,894	$(17,815)	$132,012

Three months ended September 30, 2009

Net earned premium	$94,453	$121,387	$185,937	$45,709	$65,421	$—	$7,152	$520,059
Other revenue	6,979	(151)	1,045	70	5,853	48,650	(1,630)	60,816

Segment revenue	101,432	121,236	186,982	45,779	71,274	48,650	5,522	580,875

Loss and LAE, net	52,957	73,752	135,708	12,098	23,165	—	6,128	303,808
Other expense	27,601	9,250	29,899	25,332	28,478	—	19,466	140,026

Segment expense	80,558	83,002	165,607	37,430	51,643	—	25,594	443,834

Segment pretax earnings	$20,874	$38,234	$21,375	$8,349	$19,631	$48,650	$(20,072)	$137,041

The following table presents total assets by segment. Assets in the insurance underwriting segments include goodwill that was allocated in conjunction with our resegmentation. See Note 3, “Goodwill” below for further discussion of the goodwill allocation. Goodwill was allocated to the December 31, 2009 balances based on the goodwill balances in each reportable segment as of September 30, 2010.

	September 30,	December 31,
	2010	2009
U.S. Property & Casualty	$988,326	$971,521
Professional Liability	979,606	954,613
Accident & Health	250,042	254,652
U.S. Surety & Credit	182,879	200,243
International	647,734	585,385
Investing	5,899,685	5,510,715
Corporate & Other	345,623	357,262

Total	$9,293,895	$8,834,391

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
For purposes of the disclosures in the tables below, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated. The tables below present the split of our revenue, pretax earnings and total assets by geographic location.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Domestic	$1,361,153	$1,402,396	$448,535	$464,422
Foreign	364,220	333,107	127,413	116,453

Total revenue	$1,725,373	$1,735,503	$575,948	$580,875

Domestic	$262,311	$295,816	$78,767	$98,672
Foreign	92,479	97,232	53,245	38,369

Total pretax earnings	$354,790	$393,048	$132,012	$137,041

	September 30,	December 31,
	2010	2009
Domestic	$7,034,297	$6,768,475
Foreign	2,259,598	2,065,916

Total assets	$9,293,895	$8,834,391

(3) Goodwill
We conducted our annual goodwill impairment test as of June 30, 2010, based on our prior reporting units, and noted no indicators of impairment. An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We will conduct our next annual goodwill impairment test as of June 30, 2011, unless other events occur that indicate there is an impairment in our goodwill prior to that date.
In connection with the changes to our segment reporting structure, we allocated our consolidated goodwill to new reporting units and tested goodwill for impairment as of September 30, 2010. Based on this impairment test, the fair value of each new reporting unit exceeded its carrying amount.
We now have five reporting units, which are the same as our new insurance underwriting segments. To determine the fair value of each reporting unit, we utilized the income and market valuation approaches and based our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimated the present value of each reporting unit’s expected cash flows to determine its fair value. We utilized estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determined fair value of each reporting unit based on market participant data, and used those results to test the reasonableness and validity of the income approach results.
For goodwill impairment testing purposes only, we allocated the investments and investment income from the Investing segment to the five reporting units. We assigned investments to each reporting unit based on the amount of capital required by the reporting unit to maintain an A+ rating under A.M. Best’s capital allocation model. We assumed the same investment income rate of return for all investments.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We allocated goodwill to the reporting units based on the relative fair value of each reporting unit to the sum of the reporting units’ total fair value at September 30, 2010. In future periods, when we complete a business acquisition, we will assign goodwill to the applicable reporting units, based on the reporting unit’s share of the estimated future cash flows of all acquired insurance products.
There were no significant changes in goodwill related to our prior reportable segments during 2010. The balances by reportable segment after our resegmentation are presented below.

September 30,
2010
U.S. Property & Casualty	$223,000
Professional Liability	250,000
Accident & Health	144,000
U.S. Surety & Credit	79,700
International	125,000

Total	$821,700

(4) Fair Value Measurements
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
Our Level 1 investments are primarily U.S. Treasuries listed on exchanges. We use quoted prices for identical instruments to measure fair value.
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
We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment managers as of September 30, 2010 or December 31, 2009. In addition, we did not apply GAAP criteria for determining the fair value of securities in inactive markets since no markets for our investments were judged to be inactive as of September 30, 2010 or December 31, 2009.
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
The following tables present our assets and interest rate swap liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total
September 30, 2010

Fixed income securities — available for sale
U.S. government and government agency securities	$152,578	$183,041	$—	$335,619
Fixed income securities of states, municipalities and political subdivisions	—	1,132,448	—	1,132,448
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,575,914	—	1,575,914
Corporate fixed income securities	—	591,335	156	591,491
Residential mortgage-backed securities	—	1,099,360	—	1,099,360
Commercial mortgage-backed securities	—	157,730	—	157,730
Asset-backed securities	—	4,302	1,267	5,569
Foreign government securities	—	268,578	—	268,578

Total fixed income securities — available for sale	152,578	5,012,708	1,423	5,166,709
Other investments	12	—	—	12
Other assets	—	—	686	686

Total assets measured at fair value	$152,590	$5,012,708	$2,109	$5,167,407

Accounts payable and accrued liabilities	$—	$(471)	$—	$(471)

Total liabilities measured at fair value	$—	$(471)	$—	$(471)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2009

Fixed income securities — available for sale
U.S. government and government agency securities	$178,927	$134,620	$—	$313,547
Fixed income securities of states, municipalities and political subdivisions	—	1,059,426	—	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,146,334	—	1,146,334
Corporate fixed income securities	—	686,170	151	686,321
Residential mortgage-backed securities	—	944,182	—	944,182
Commercial mortgage-backed securities	—	143,412	2,805	146,217
Asset-backed securities	—	13,059	1,306	14,365
Foreign government securities	—	227,681	—	227,681

Total fixed income securities — available for sale	178,927	4,354,884	4,262	4,538,073
Other investments	14	—	—	14
Other assets	—	—	432	432

Total assets measured at fair value	$178,941	$4,354,884	$4,694	$4,538,519

Accounts payable and accrued liabilities	$—	$(2,367)	$—	$(2,367)

Total liabilities measured at fair value	$—	$(2,367)	$—	$(2,367)

We excluded from our fair value disclosures our held to maturity investment portfolio, measured at amortized cost, and our other investments, measured at cost, of which $4.1 million were redeemed in the second quarter of 2010.
The following tables present the changes in fair value of our Level 3 assets.

	2010			2009
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Fair value at beginning of year	$4,262	$432	$4,694	$6,515	$16,100	$22,615
Net redemptions	(572)	(8,342)	(8,914)	(1,590)	—	(1,590)
Gains and (losses) — unrealized	276	254	530	1,018	3,469	4,487
Gains and (losses) — realized	—	8,342	8,342	30	—	30
Transfers into Level 3	—	—	—	6,263	—	6,263
Transfers out of Level 3	(2,543)	—	(2,543)	(3,661)	—	(3,661)

Fair value at September 30	$1,423	$686	$2,109	$8,575	$19,569	$28,144

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	2010			2009
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Fair value at June 30	$3,973	$470	$4,443	$5,982	$19,757	$25,739
Net redemptions	(77)	—	(77)	(327)	—	(327)
Gains and (losses) — unrealized	70	216	286	487	(188)	299
Transfers into Level 3	—	—	—	4,348	—	4,348
Transfers out of Level 3	(2,543)	—	(2,543)	(1,915)	—	(1,915)

Fair value at September 30	$1,423	$686	$2,109	$8,575	$19,569	$28,144

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred investments into Level 3 in 2009 due to our inability to obtain fair values using inputs based on observable market data. We transferred investments from Level 3 to Level 2 in both years because we were able to determine their fair value using inputs based on observable market data in the period transferred.
(5) Investments
Substantially all of our fixed income securities are investment grade and 97% are rated “A” or better. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
Available for sale at September 30, 2010

U.S. government and government agency securities	$321,725	$13,894	$—	$335,619
Fixed income securities of states, municipalities and political subdivisions	1,055,013	77,737	(302)	1,132,448
Special purpose revenue bonds of states, municipalities and political subdivisions	1,485,705	90,680	(471)	1,575,914
Corporate fixed income securities	554,739	36,753	(1)	591,491
Residential mortgage-backed securities	1,042,769	59,021	(2,430)	1,099,360
Commercial mortgage-backed securities	147,854	10,087	(211)	157,730
Asset-backed securities	5,436	133	—	5,569
Foreign government securities	252,204	16,442	(68)	268,578

Total fixed income securities — available for sale	$4,865,445	$304,747	$(3,483)	$5,166,709

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
Available for sale at December 31, 2009

U.S. government and government agency securities	$308,618	$6,255	$(1,326)	$313,547
Fixed income securities of states, municipalities and political subdivisions	1,012,262	49,491	(2,327)	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	1,101,566	46,551	(1,783)	1,146,334
Corporate fixed income securities	657,653	28,785	(117)	686,321
Residential mortgage-backed securities	915,203	35,130	(6,151)	944,182
Commercial mortgage-backed securities	151,357	630	(5,770)	146,217
Asset-backed securities	15,118	445	(1,198)	14,365
Foreign government securities	219,985	7,914	(218)	227,681

Total fixed income securities — available for sale	$4,381,762	$175,201	$(18,890)	$4,538,073

Held to maturity at September 30, 2010

U.S. government securities	$12,990	$337	$—	$13,327
Corporate fixed income securities	104,979	2,174	(8)	107,145
Foreign government securities	75,872	1,973	—	77,845

Total fixed income securities — held to maturity	$193,841	$4,484	$(8)	$198,317

Held to maturity at December 31, 2009

U.S. government securities	$14,988	$269	$—	$15,257
Corporate fixed income securities	7,594	95	(4)	7,685
Foreign government securities	80,210	1,579	(723)	81,066

Total fixed income securities — held to maturity	$102,792	$1,943	$(727)	$104,008

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
September 30, 2010

Fixed income securities of states, municipalities and political subdivisions	$18,576	$(211)	$2,309	$(91)	$20,885	$(302)
Special purpose revenue bonds of states, municipalities and political subdivisions	58,839	(374)	7,260	(97)	66,099	(471)
Corporate fixed income securities	1,966	(1)	—	—	1,966	(1)
Residential mortgage-backed securities	47,248	(339)	25,897	(2,091)	73,145	(2,430)
Commercial mortgage-backed securities	—	—	7,298	(211)	7,298	(211)
Foreign government securities	11,111	(68)	—	—	11,111	(68)

Total	$137,740	$(993)	$42,764	$(2,490)	$180,504	$(3,483)

December 31, 2009

U.S. government and government agency securities	$101,542	$(1,326)	$—	$—	$101,542	$(1,326)
Fixed income securities of states, municipalities and political subdivisions	48,836	(985)	19,816	(1,342)	68,652	(2,327)
Special purpose revenue bonds of states, municipalities and political subdivisions	76,305	(1,305)	25,261	(478)	101,566	(1,783)
Corporate fixed income securities	13,773	(117)	—	—	13,773	(117)
Residential mortgage-backed securities	147,621	(2,018)	40,568	(4,133)	188,189	(6,151)
Commercial mortgage-backed securities	30,209	(418)	73,451	(5,352)	103,660	(5,770)
Asset-backed securities	2,476	(246)	7,532	(952)	10,008	(1,198)
Foreign government securities	4,153	(130)	8,593	(88)	12,746	(218)

Total	$424,915	$(6,545)	$175,221	$(12,345)	$600,136	$(18,890)

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
For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. We recognized $0.3 million of other-than-temporary impairment credit losses in the nine months and three months ended September 30, 2010, compared to $5.3 million and $0.3 million in the nine months and three months ended September 30, 2009, respectively.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Since April 1, 2009, when we adopted a new accounting standard for other-than-temporary impairment losses, we have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses, beginning at the date of adoption of the new accounting standard, was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$3,848	$—	$3,848	$3,373
Credit losses included in retained earnings related to adoption of new accounting standard	—	2,723	—	—
Credit losses recognized in earnings
Securities previously impaired	300	550	300	200
Securities previously not impaired	—	425	—	125

Balance at September 30	$4,148	$3,698	$4,148	$3,698

We had $5.0 million after-tax of other-than-temporary impairments, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income within shareholders’ equity at September 30, 2010.
We do not consider the $3.5 million of gross unrealized losses in our fixed income securities portfolio at September 30, 2010 to be other-than-temporary impairments as of that date because: 1) we received substantially all contractual interest and principal payments on these securities as of September 30, 2010, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.
The amortized cost and fair value of our fixed income securities at September 30, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities at September 30, 2010 was 2.5 years.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$237,836	$241,269	$25,128	$25,345
Due after 1 year through 5 years	1,096,709	1,163,110	157,528	161,062
Due after 5 years through 10 years	871,163	945,571	11,185	11,910
Due after 10 years through 15 years	764,784	818,781	—	—
Due after 15 years	698,894	735,319	—	—

Securities with fixed maturities	3,669,386	3,904,050	193,841	198,317
Mortgage-backed and asset-backed securities	1,196,059	1,262,659	—	—

Total fixed income securities	$4,865,445	$5,166,709	$193,841	$198,317

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The sources of net investment income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$150,001	$140,483	$50,921	$47,571
Short-term investments	631	1,791	271	321
Other	3,053	2,194	1,011	1,143

Total investment income	153,685	144,468	52,203	49,035
Investment expense	(3,082)	(2,728)	(1,066)	(924)

Net investment income	$150,603	$141,740	$51,137	$48,111

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	Nine months ended September 30,
	2010			2009
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$8,875	$(824)	$8,051	$7,593	$(3,289)	$4,304
Other	2	(156)	(154)	710	(162)	548

Realized investment gain (loss)	$8,877	$(980)	$7,897	$8,303	$(3,451)	$4,852

	Three months ended September 30,
	2010			2009
	Gains	Losses	Net	Gains	Losses	Net
Fixed income securities	$1,282	$(225)	$1,057	$1,960	$(1,122)	$838
Other	—	—	—	27	(1)	26

Realized investment gain (loss)	$1,282	$(225)	$1,057	$1,987	$(1,123)	$864

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6) Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earnings	$247,797	$269,076	$93,063	$94,321
Less: net earnings attributable to unvested restricted stock and restricted stock units	(2,746)	(1,436)	(1,067)	(537)

Net earnings available to common stock	$245,051	$267,640	$91,996	$93,784

Weighted-average common shares outstanding	113,872	112,154	114,002	111,892
Dilutive effect of outstanding options (determined using treasury stock method)	254	283	156	371
Dilutive effect of convertible debt (determined using treasury stock method)	—	478	—	683

Weighted-average common shares and potential common shares outstanding	114,126	112,915	114,158	112,946

Anti-dilutive stock options not included in treasury stock method computation	4,431	5,672	4,978	5,279

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(7) Reinsurance
In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although ceding for reinsurance purposes does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic loss and diversify their business. The following tables present the effect of such reinsurance transactions on our premium, loss and loss adjustment expense and policy acquisition costs.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Direct written premium	$1,697,054	$1,709,613	$565,417	$559,142
Reinsurance assumed	257,676	194,473	75,239	61,240
Reinsurance ceded	(415,239)	(376,197)	(146,218)	(127,095)

Net written premium	$1,539,491	$1,527,889	$494,438	$493,287

Direct earned premium	$1,714,252	$1,688,378	$575,216	$583,130
Reinsurance assumed	217,621	186,611	76,473	61,648
Reinsurance ceded	(399,735)	(350,564)	(135,523)	(124,719)

Net earned premium	$1,532,138	$1,524,425	$516,166	$520,059

Direct loss and loss adjustment expense	$1,059,094	$1,026,184	$340,225	$329,561
Reinsurance assumed	131,202	93,704	25,413	28,701
Reinsurance ceded	(267,651)	(207,944)	(68,500)	(54,454)

Net loss and loss adjustment expense	$922,645	$911,944	$297,138	$303,808

Policy acquisition costs	$330,174	$313,247	$111,214	$108,998
Ceding commissions	(88,096)	(90,061)	(30,466)	(37,506)

Net policy acquisition costs	$242,078	$223,186	$80,748	$71,492

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The tables below show the components of reinsurance recoverables in our condensed consolidated balance sheets and the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2010	2009
Reinsurance recoverable on paid losses	$92,170	$82,887
Reinsurance recoverable on outstanding losses	471,580	495,964
Reinsurance recoverable on incurred but not reported losses	481,845	440,505
Reserve for uncollectible reinsurance	(2,945)	(2,945)

Total reinsurance recoverables	$1,042,650	$1,016,411

Loss and loss adjustment expense payable	$3,555,505	$3,492,309
Reinsurance recoverable on outstanding losses	(471,580)	(495,964)
Reinsurance recoverable on incurred but not reported losses	(481,845)	(440,505)

Net reserves	$2,602,080	$2,555,840

Unearned premium	$1,069,594	$1,044,747
Ceded unearned premium	(283,529)	(270,436)

Net unearned premium	$786,065	$774,311

Deferred policy acquisition costs	$219,062	$208,463
Deferred ceding commissions	(72,714)	(71,595)

Net deferred policy acquisition costs	$146,348	$136,868

(8) Supplemental Information
Supplemental information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Income taxes paid	$101,164	$121,572	$34,949	$32,756
Interest paid	9,714	9,827	151	3,578
Cash paid for commutation	—	43,900	—	43,900
Comprehensive income	337,068	404,005	154,317	185,298

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(9) Commitments and Contingencies
Catastrophe and Large Loss Exposure
We have exposure to catastrophic losses caused by natural perils (such as hurricanes and earthquakes), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $31.9 million. After reinsurance, our pretax loss was $20.6 million. In the third quarter, we released $5.0 million of gross and net reserves related to the first-quarter catastrophic events, based on recent claims information about the potential losses. In the second quarter of 2010, we recognized gross losses for the Deepwater Horizon rig disaster of $28.2 million. Due to significant facultative reinsurance, in addition to our treaty reinsurance, our pretax net loss was minimal.
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
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At September 30, 2010, we have recorded a liability of $10.6 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the related Notes thereto.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 150 countries. Our group consists of insurance companies, underwriting agencies and 100% participation in an active Lloyd’s of London syndicate that we manage. Our shares trade on the New York Stock Exchange and closed at $26.09 on September 30, 2010. We had a market capitalization of $3.1 billion at October 31, 2010.
We underwrite a variety of relatively non-correlated specialty lines of business. Insurance products are marketed by our insurance companies, internal agencies and the syndicate through a network of independent agents and brokers, directly to customers, or through third party administrators. The majority of our business is low limit or small premium business that has less intense price competition, as well as lower catastrophe and volatility risk. We reinsure a significant portion of our catastrophic exposure to hurricanes, earthquakes and large losses to minimize the impact on our net earnings and shareholders’ equity.
Our major domestic and international insurance companies have a financial strength rating of “AA (Very Strong)” from Standard & Poor’s Corporation. Our major domestic insurance companies have a financial strength rating of “AA (Very Strong)” from Fitch Ratings, “A1 (Good Security)” from Moody’s Investors Service, Inc., and “A+ (Superior)” from A.M. Best Company, Inc.
     Key facts about our consolidated group as of and for the nine months and quarter ended September 30, 2010 are as follows:
•	We had consolidated shareholders’ equity of $3.3 billion. Our book value per share increased in the first nine months to $28.95.

•	We had year-to-date net earnings of $247.8 million, or $2.15 per diluted share. Our third quarter earnings were $93.1 million, or $0.81 per diluted share.

•	We produced total revenue of $1.7 billion and $575.9 million in the first nine months and third quarter, respectively.

•	We recognized year-to-date pretax gross losses of $26.9 million and pretax net losses, after reinsurance, of $15.6 million from catastrophic events that occurred in the first quarter. We recognized $28.2 million of pretax gross losses for the Deepwater Horizon rig disaster for which we had minimal net loss primarily due to significant facultative reinsurance, in addition to our treaty reinsurance. These losses increased our net loss ratio and combined ratio by 1.0 percentage point and decreased net earnings by $0.09 per diluted share for the nine-month period.

•	Our year-to-date net loss ratio, including the year-to-date catastrophic losses, was 60.2% and our combined ratio was 85.3%.

•	We declared dividends of $0.415 per share and paid $46.5 million of dividends in the first nine months of 2010.

•	We hold a total investment portfolio of $5.8 billion, of which $5.4 billion are fixed income securities with an average rating of AA+.

•	We purchased $10.2 million of our common stock at an average cost of $25.10 per share during the quarter.
Comparisons in the following sections refer to the first nine months of 2010 compared to the same period of 2009, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Reporting Segment Changes
In the third quarter of 2010, our chief executive officer, in the role of chief operating decision maker (CODM), completed the reorganization of HCC’s management structure in order to manage and evaluate the company’s operations from an insurance underwriting perspective, in line with our portfolio of insurance products. We have changed our segment reporting structure to reflect these changes. Previously, we reported our results in the Insurance Company, Agency, and Other Operations segments. We now report our results in the following six operating segments, each of which reports to an executive of HCC who is responsible for the segment results:
•	U.S. Property & Casualty

•	Professional Liability

•	Accident & Health

•	U.S. Surety & Credit

•	International

•	Investing
See Note 2, “Segments” in the attached condensed consolidated financial statements for additional discussion of our new segments. In addition, in connection with our resegmentation, we changed the presentation of our consolidated income statement and redefined the calculation of our expense ratio. We previously presented reinsurance ceding commissions that exceeded policy acquisition costs as a component of fee and commission income, within total revenue. We now present all ceding commissions as an offset to policy acquisition costs, within total expense. We also now present an expense ratio for each reportable segment. All of our expense ratios are calculated using amounts included in our GAAP consolidated financial statements. The formulas are as follows:
•	Consolidated – sum of other expense for each of our insurance segments, divided by the sum of segment revenue for each of our insurance segments.

•	Segment – segment other expense divided by segment revenue.
Results of Operations
Net earnings were $247.8 million ($2.15 per diluted share) in the first nine months of 2010, compared to $269.1 million ($2.37 per diluted share) in the same period of 2009 and $93.1 million ($0.81 per diluted share) in the third quarter of 2010, compared to $94.3 million ($0.83 per diluted share) in the third quarter of 2009.
Significant matters impacting net earnings in 2010 and 2009 were as follows:
•	We had pretax net favorable reserve development of $36.6 million and $25.4 million in the first nine months and the third quarter of 2009, respectively. We had minimal reserve development in 2010. See the “Loss and Loss Adjustment Expense” section below for further discussion of these reserve changes.

•	In the first quarter of 2010, we recognized gross losses of $31.9 million from catastrophic events, the most significant of which was the Chilean earthquake. After reinsurance, our pretax loss was $20.6 million. In the second quarter, we recognized gross losses for the Deepwater Horizon rig disaster of $28.2 million. Due to significant facultative reinsurance, in addition to treaty reinsurance, our pretax net loss was minimal. In the third quarter, we reduced our gross and net loss reserves related to the first-quarter catastrophes by $5.0 million based on recent claims information about the potential losses.

•	In the first quarter of 2010, we commuted our interest in a long-term mortgage impairment insurance contract that had been accounted for as a derivative financial instrument and recognized a $5.0 million pretax gain. The contract was denominated in British pound sterling. We received £5.6 million ($8.3 million) of cash, which was included in other operating income, and incurred related expenses of $3.0 million, which were included in other operating expense.

•	In the first quarter of 2009, we commuted, loss-free, all liability under a contract with Mortgage Guarantee Insurance Company (MGIC) to provide reinsurance coverage for certain residential mortgage guaranty contracts and recognized a $15.6 million pretax gain. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. We received a cash termination payment of $25.0 million, which was included in other operating income. This additional revenue was partially offset by $9.9 million of expenses for reinsurance and other direct costs, which were included in other operating expense.
Revenue
Total revenue decreased $10.1 million in the first nine months of 2010, compared to the same period in 2009, due to lower other operating income partially offset by higher net earned premium, primarily in our International segment, and improved investment results.
Gross written premium, net written premium and net earned premium are detailed below by segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

U.S. Property & Casualty	$415,139	$475,345	$146,010	$159,498
Professional Liability	414,436	435,821	144,920	151,442
Accident & Health	567,785	550,925	194,377	185,423
U.S. Surety & Credit	173,142	148,444	55,972	52,105
International	381,975	269,924	99,197	64,892
Exited Lines	2,253	23,627	180	7,022

	$1,954,730	$1,904,086	$640,656	$620,382

Net written premium

U.S. Property & Casualty	$247,717	$299,935	$84,250	$97,221
Professional Liability	277,956	309,963	99,131	107,727
Accident & Health	567,520	550,563	194,301	185,284
U.S. Surety & Credit	159,626	139,715	52,067	47,921
International	285,763	205,050	64,644	48,276
Exited Lines	909	22,663	45	6,858

	$1,539,491	$1,527,889	$494,438	$493,287

Net earned premium

U.S. Property & Casualty	$258,427	$289,195	$84,802	$94,453
Professional Liability	321,849	330,614	103,696	121,387
Accident & Health	567,739	553,967	193,252	185,937
U.S. Surety & Credit	148,427	135,436	49,807	45,709
International	234,471	189,148	84,539	65,421
Exited Lines	1,225	26,065	70	7,152

	$1,532,138	$1,524,425	$516,166	$520,059

Growth in premium occurred primarily in the International segment, directly related to property treaty business that we began to write in late 2009. There were offsetting increases and decreases in premium in our other segments, which partially offset the reduction of premium in our Exited Lines. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Fixed income securities
Taxable	$82,416	$78,894	$27,613	$26,795
Exempt from U.S. income taxes	67,585	61,589	23,308	20,776

Total fixed income securities	150,001	140,483	50,921	47,571
Short-term investments	631	1,791	271	321
Other	3,053	2,194	1,011	1,143

Total investment income	153,685	144,468	52,203	49,035
Investment expense	(3,082)	(2,728)	(1,066)	(924)

Net investment income	$150,603	$141,740	$51,137	$48,111

Net investment income increased 6% year-over-year primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 10% from $4.9 billion at September 30, 2009 to $5.4 billion at September 30, 2010. The growth in fixed income securities resulted primarily from cash flow from operations and reinvestment of funds that were held in short-term investments at December 31, 2009. Short-term investment income declined in the three and nine month periods, due to lower average short-term investment balances and lower short-term market interest rates. Other investment income for year-to-date 2009 included a $1.0 million loss on hedge fund investments.
The following table details the components of our other operating income.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Fee and commission income	$21,465	$34,941	$6,311	$10,761
Contract using deposit accounting	—	25,532	—	—
Financial instruments	8,595	3,469	216	(188)
Strategic investments	677	4,714	120	2,859
Other	4,298	1,109	1,241	(1,266)

Other operating income	$35,035	$69,765	$7,888	$12,166

Fee and commission income decreased year-over-year, primarily in our International segment, mainly due to selling our U.K. reinsurance broker in 2009. The nine month periods of 2010 and 2009 included an $8.0 million gain related to commuting a derivative contract and $25.0 million from commutation of the MGIC reinsurance contract, respectively, both of which are included in our U.S. Property & Casualty segment.
Loss and Loss Adjustment Expense
Our gross loss ratio was 61.6% and 59.7% in the first nine months of 2010 and 2009, respectively, and 56.1% and 55.6% in the third quarter of 2010 and 2009, respectively. The 2010 year-to-date loss ratio included 1.4 percentage points and 1.5 percentage points for the 2010 catastrophe losses and the Deepwater Horizon rig disaster, respectively.

The tables below show the composition of net incurred loss and loss adjustment expense and the net loss ratio by segment.

	Nine months ended September 30,				Three months ended September 30,
	2010		2009		2010		2009
		Loss		Loss		Loss		Loss
	Amount	ratio	Amount	ratio	Amount	ratio	Amount	ratio
2010 catastrophes	$15,588	1.0%	$—	—%	$(5,000)	(1.0)%	$—	—%
Adverse (favorable) reserve development	1,259	0.1	(36,647)	(2.4)	(907)	(0.2)	(25,375)	(4.9)
All other net incurred loss and loss adjustment expense	905,798	59.1	948,591	62.2	303,045	58.8	329,183	63.3

Net incurred loss and loss adjustment expense	$922,645	60.2%	$911,944	59.8%	$297,138	57.6%	$303,808	58.4%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
U.S. Property & Casualty	63.7%	56.8%	73.0%	56.1%
Professional Liability	60.9	61.3	61.0	60.8
Accident & Health	72.6	73.4	71.9	73.0
U.S. Surety & Credit	25.7	29.4	20.7	26.5
International	45.9	36.4	27.5	35.4

Total loss ratio	60.2	59.8	57.6	58.4

Expense ratio	25.1	23.6	24.5	22.9

Combined ratio	85.3%	83.4%	82.1%	81.3%

Our net loss ratio for the first nine months of 2010 was 60.2%, which included 1.0 percentage point for the 2010 catastrophes. The 2009 year-to-date and third quarter net loss ratios included the effect of favorable reserve development. Deficiencies and redundancies in reserves occur as we review our loss reserves with our actuaries, increasing or reducing loss reserves as a result of such reviews and as losses are finally settled or claims exposures change. See the “Segment Operations” section below for further discussion of the changes in our loss and loss adjustment expense within each segment.

The table below provides a reconciliation of our reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims and our net paid loss ratios.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,555,840	$2,416,271	$2,568,317	$2,563,196
Net reserve additions from acquired businesses	8,110	36,522	—	1,600
Foreign currency adjustment	(11,677)	29,109	36,109	(247)
Incurred loss and loss adjustment expense	922,645	911,944	297,138	303,808
Loss and loss adjustment expense payments	(872,838)	(838,494)	(299,484)	(313,005)

Net reserves for loss and loss adjustment expense payable at end of period	$2,602,080	$2,555,352	$2,602,080	$2,555,352

Net paid loss ratio	57.0%	55.0%	58.0%	60.2%

The net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by earned premium for the period. The year-to-date net paid loss ratio was higher in 2010, primarily due to a higher amount of claims payments for our directors’ and officers’ liability, credit and medical stop-loss products than in the same period of 2009. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.
All Other Expenses
Our policy acquisition cost percentage was 15.8% and 14.6% in the nine month period of 2010 and 2009, respectively, and 15.6% and 13.7% in the third quarter of 2010 and 2009, respectively. Our policy acquisition costs increased 8% year-over-year principally due to the effect of a $3.8 million premium deficiency reserve recorded at December 31, 2008 in our International segment, which reduced the amount of policy acquisition costs recognized throughout 2009.
Other operating expense, which includes compensation expense, decreased 3% year-over-year and 6% quarter-over-quarter. We had 1,878 employees at September 30, 2010 compared to 1,916 a year earlier. In 2009, we sold our U.K. reinsurance broker and the operations of our commercial marine agency business, which reduced our other operating expense and the number of employees in 2010. Other operating expense for year-to-date 2010 included $3.0 million of costs directly related to the commutation of a derivative contract, and year-to-date 2009 included $9.9 million of costs directly related to commuting the MGIC reinsurance contract. Currency conversion expense was $1.5 million in the first nine months of 2010. There was a currency conversion benefit of $0.9 million in the first nine months of 2009, as well as a benefit of $1.2 million and $0.7 million in the third quarter of 2010 and 2009, respectively.
Other operating expense includes $9.9 million and $11.5 million in the first nine months of 2010 and 2009, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. Stock-based compensation was lower in 2010 due to the forfeiture of restricted stock grants by former employees and full vesting of certain stock options. In the first nine months of 2010, we granted $22.5 million of restricted stock awards and units, with a weighted-average life of 5.9 years. At September 30, 2010, there was approximately $27.9 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.9 years.
Our effective income tax rate was 30.2% for the first nine months of 2010, compared to 31.5% for the first nine months of 2009. The lower effective rate in 2010 related to the reversal of certain liabilities for uncertain tax positions and the increased benefit from tax-exempt investment income relative to a lower pretax income base.

Segment Operations
U.S. Property & Casualty Segment
Our U.S. Property & Casualty segment writes specialty lines of insurance such as aviation, small account errors and omissions (E&O) liability, public risk, employment practices liability, title, residual value, disability, contingency, kidnap and ransom and brown water marine. The products are written through our underwriting agencies, third party agents and brokers, or on a direct basis in the United States. The majority of the business is primary coverage, with reinsurance on certain product lines. Claims for most products are reported and settled on a short to medium-term basis.
The following tables summarize the operations of the U.S. Property & Casualty segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$258,427	$289,195	$84,802	$94,453
Other revenue	24,128	46,815	5,033	6,979

Segment revenue	282,555	336,010	89,835	101,432

Loss and loss adjustment expense, net	164,684	164,346	61,883	52,957
Other expense	75,890	85,813	21,289	27,601

Segment expense	240,574	250,159	83,172	80,558

Segment pretax earnings	$41,981	$85,851	$6,663	$20,874

Net loss ratio	63.7%	56.8%	73.0%	56.1%
Expense ratio	26.9	25.5	23.7	27.2

Combined ratio	90.6%	82.3%	96.7%	83.3%

Net earned premium

Aviation	$87,248	$98,514	$28,950	$33,053
E&O	74,079	90,468	23,013	29,604
Public Risk	34,526	28,853	11,600	11,045
Other	62,574	71,360	21,239	20,751

Total	$258,427	$289,195	$84,802	$94,453

Net loss ratio

Aviation	62.7%	60.3%	69.7%	66.7%
E&O	84.9	63.1	133.8	68.6
Public Risk	58.8	64.1	37.3	60.4
Other	42.8	41.1	31.1	18.9

Total	63.7%	56.8%	73.0%	56.1%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

Aviation	$121,600	$133,913	$44,692	$50,162
E&O	63,316	84,118	19,018	26,760
Public Risk	50,397	52,071	15,706	16,194
Other	179,826	205,243	66,594	66,382

Total	$415,139	$475,345	$146,010	$159,498

Net written premium

Aviation	$84,097	$95,655	$30,347	$34,779
E&O	63,256	84,055	19,019	26,759
Public Risk	36,635	39,647	12,985	11,796
Other	63,729	80,578	21,899	23,887

Total	$247,717	$299,935	$84,250	$97,221

Retention rate

Aviation	69%	71%	68%	69%
E&O	100	100	100	100
Public Risk	73	76	83	73
Other	35	39	33	36

Total	60%	63%	58%	61%

Segment earnings declined in 2010 due to: 1) lower net earned premium, primarily related to pricing competition and the mix of products in this segment, 2) the effect of adverse development in 2010 compared to favorable reserve development in 2009, which impacted the third quarter results of both years, and 3) lower year-over-year earnings due to a pretax gain of $5.0 million in 2010 and $15.6 million in 2009 related to commutations.
In 2010, we wrote less premium in most product lines due to continuing pricing competition in the segment’s markets. In particular, Aviation experienced price decreases in its U.S. markets. Our E&O volume also declined as we continued to re-underwrite that product, employing more stringent underwriting criteria in reaction to higher losses. In addition, we wrote less residual value insurance (included in Other).
The increase in the segment’s loss ratios for 2010 was due to the change in development year-over-year. The segment had adverse reserve development of $9.8 million and $4.4 million in the nine months and third quarter of 2010, respectively, compared to favorable reserve development of $9.4 million and $6.6 million in the same periods of 2009. In 2010, E&O experienced adverse development related to the 2006 – 2009 underwriting years, which was partially offset by favorable development in Public Risk and several smaller product lines (included in Other) in the third quarter. The favorable development in 2009 primarily related to Aviation, Public Risk and several smaller product lines. Higher 2009 accident year losses increased Aviation’s third quarter 2009 loss ratio.
In the first quarter of 2010, we commuted our interest in a mortgage impairment insurance contract, which generated $5.0 million of pretax earnings. In the same quarter of 2009, we commuted the MGIC contract, which generated $15.6 million of pretax earnings. Related to these commutations, we received cash of $8.3 million in 2010 and $25.0 million in 2009, which is included in other revenue. We also incurred reinsurance and other direct costs of $3.0 million in 2010 and $9.9 million in 2009, which are included in other expense. The segment’s remaining other revenue relates to fee and commission income earned by our agencies from third party insurance companies.

Professional Liability Segment
Our Professional Liability segment includes our directors’ and officers’ (D&O) liability, large account errors and omissions liability, diversified financial products and fidelity coverages, which are written in the United States and internationally through our underwriting agencies. Policies provide both primary and excess coverage, are generally long-tailed and may have potential severity. Claims on the directors’ and officers’ liability excess layers generally take longer to settle than claims in our other segments, due to litigation involving the insureds.
The following tables summarize the operations of the Professional Liability segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$321,849	$330,614	$103,696	$121,387
Other revenue	458	(134)	20	(151)

Segment revenue	322,307	330,480	103,716	121,236

Loss and loss adjustment expense, net	196,154	202,741	63,212	73,752
Other expense	57,171	38,988	18,866	9,250

Segment expense	253,325	241,729	82,078	83,002

Segment pretax earnings	$68,982	$88,751	$21,638	$38,234

Net loss ratio	60.9%	61.3%	61.0%	60.8%
Expense ratio	17.7	11.8	18.2	7.6

Combined ratio	78.6%	73.1%	79.2%	68.4%

Net earned premium

U.S. D&O	$229,034	$225,412	$73,835	$81,737
International D&O	36,749	44,799	10,975	19,009
Other	56,066	60,403	18,886	20,641

Total	$321,849	$330,614	$103,696	$121,387

Net loss ratio

U.S. D&O	61.0%	62.8%	60.3%	63.8%
International D&O	60.5	49.3	60.3	36.6
Other	60.9	64.8	63.9	71.0

Total	60.9%	61.3%	61.0%	60.8%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

U.S. D&O	$267,302	$289,226	$98,813	$103,324
International D&O	69,926	67,612	20,554	23,409
Other	77,208	78,983	25,553	24,709

Total	$414,436	$435,821	$144,920	$151,442

Net written premium

U.S. D&O	$198,043	$219,377	$73,037	$79,541
International D&O	28,074	37,187	8,260	12,486
Other	51,839	53,399	17,834	15,700

Total	$277,956	$309,963	$99,131	$107,727

Retention rate

U.S. D&O	74%	76%	74%	77%
International D&O	40	55	40	53
Other	67	68	70	64

Total	67%	71%	68%	71%

Segment earnings declined in 2010 due to lower net earned premium, $10.1 million of reduced profit commissions from reinsurers, and higher operating expenses. The compound effect of these three factors caused the 2010 expense ratios to be higher than the 2009 expense ratios.
We wrote less D&O business in the U.S. in 2010 due to pricing competition that began at the end of 2009. We purchased more reinsurance in 2010 for our International D&O in order to continue to offer our insureds large limits.
The segment had minimal reserve development in 2010 and 2009. In the third quarter of 2009, the International D&O reserves had favorable development, which was substantially offset by adverse development in the U.S. D&O reserves. The loss ratios for products in Other were higher in 2009, due to adverse reserve development and 2009 accident year losses.

Accident & Health Segment
Our Accident & Health segment includes medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess coverages, which are written in the United States. The majority of the business covers groups of employees, and claims are reported and settled quickly.
The following tables summarize the operations of the Accident & Health segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$567,739	$553,967	$193,252	$185,937
Other revenue	2,830	3,964	1,113	1,045

Segment revenue	570,569	557,931	194,365	186,982

Loss and loss adjustment expense, net	412,438	406,722	138,869	135,708
Other expense	89,967	88,802	30,908	29,899

Segment expense	502,405	495,524	169,777	165,607

Segment pretax earnings	$68,164	$62,407	$24,588	$21,375

Net loss ratio	72.6%	73.4%	71.9%	73.0%
Expense ratio	15.8	15.9	15.9	16.0

Combined ratio	88.4%	89.3%	87.8%	89.0%

Net earned premium

Medical Stop-loss	$488,256	$473,271	$164,698	$157,429
Other	79,483	80,696	28,554	28,508

Total	$567,739	$553,967	$193,252	$185,937

Net loss ratio

Medical Stop-loss	74.0%	73.7%	74.1%	74.2%
Other	64.4	71.6	59.1	66.3

Total	72.6%	73.4%	71.9%	73.0%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

Medical Stop-loss	$488,256	$473,273	$164,698	$157,429
Other	79,529	77,652	29,679	27,994

Total	$567,785	$550,925	$194,377	$185,423

Net written premium

Medical Stop-loss	$488,256	$473,271	$164,698	$157,429
Other	79,264	77,292	29,603	27,855

Total	$567,520	$550,563	$194,301	$185,284

Retention rate

Medical Stop-loss	100%	100%	100%	100%
Other	100	100	100	100

Total	100%	100%	100%	100%

Segment earnings increased in 2010 due to rate increases in excess of medical inflation in our medical stop-loss line. The lower loss ratios in 2010 mainly reflected reduced losses in our short-term medical product line.

U.S. Surety & Credit Segment
Our U.S. Surety & Credit segment includes contract, commercial, court and bail bonds written in the United States and credit insurance managed in the United States. Claims for all products are reported quickly, but settled on a medium-term basis.
The following tables summarize the operations of the U.S. Surety & Credit segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$148,427	$135,436	$49,807	$45,709
Other revenue	455	182	127	70

Segment revenue	148,882	135,618	49,934	45,779

Loss and loss adjustment expense, net	38,157	39,849	10,296	12,098
Other expense	81,699	72,527	28,007	25,332

Segment expense	119,856	112,376	38,303	37,430

Segment pretax earnings	$29,026	$23,242	$11,631	$8,349

Net loss ratio	25.7%	29.4%	20.7%	26.5%
Expense ratio	54.9	53.5	56.1	55.3

Combined ratio	80.6%	82.9%	76.8%	81.8%

Net earned premium

Surety	$119,325	$107,995	$39,777	$37,598
Credit	29,102	27,441	10,030	8,111

Total	$148,427	$135,436	$49,807	$45,709

Net loss ratio

Surety	22.2%	22.0%	15.9%	20.6%
Credit	40.3	58.8	39.4	53.6

Total	25.7%	29.4%	20.7%	26.5%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

Surety	$132,137	$114,668	$43,437	$41,916
Credit	41,005	33,776	12,535	10,189

Total	$173,142	$148,444	$55,972	$52,105

Net written premium

Surety	$127,348	$110,502	$42,038	$40,026
Credit	32,278	29,213	10,029	7,895

Total	$159,626	$139,715	$52,067	$47,921

Retention rate

Surety	96%	96%	97%	95%
Credit	79	86	80	77

Total	92%	94%	93%	92%

Segment earnings increased year-over-year due to the effect of higher net earned premium and favorable loss experience in 2010, partially offset by higher expenses. In early 2009, we purchased a surety insurance company, which increased written and earned premium for the Surety product line in 2010. We wrote more Credit premium in 2010 due to improved pricing.
The segment had favorable reserve development of $7.9 million and $3.7 million in the nine months and third quarter of 2010, respectively, compared to $4.1 million in both periods of 2009, mainly related to the Surety product line. The Credit product line experienced several large losses in the nine months and third quarter of 2009, due to weak economic conditions in the world credit markets.

International Segment
Our International segment includes energy, property treaty, liability, surety, credit, property, ocean marine, accident and health and other smaller product lines written outside the United States. Products in this segment are susceptible to catastrophic events and large losses, for which we maintain excess of loss, quota share and facultative reinsurance protection to limit our exposure to such losses. Claims for most products are reported and settled on a medium-term basis.
The following tables summarize the operations of the International segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$234,471	$189,148	$84,539	$65,421
Other revenue	6,177	18,803	1,466	5,853

Segment revenue	240,648	207,951	86,005	71,274

Loss and loss adjustment expense, net	107,601	68,931	23,227	23,165
Other expense	88,441	83,941	29,365	28,478

Segment expense	196,042	152,872	52,592	51,643

Segment pretax earnings	$44,606	$55,079	$33,413	$19,631

Net loss ratio	45.9%	36.4%	27.5%	35.4%
Expense ratio	36.8	40.4	34.1	40.0

Combined ratio	82.7%	76.8%	61.6%	75.4%

Net earned premium

Energy	$39,566	$34,968	$12,777	$12,546
Property Treaty	32,533	—	16,924	—
Liability	60,478	61,363	19,929	20,687
Surety & Credit	53,800	50,429	17,916	17,778
Other	48,094	42,388	16,993	14,410

Total	$234,471	$189,148	$84,539	$65,421

Net loss ratios

Energy	25.4%	17.9%	3.3%	36.9%
Property Treaty	47.0	—	(5.2)	—
Liability	55.4	25.6	55.9	14.0
Surety & Credit	38.1	53.0	37.5	48.6
Other	58.8	47.8	34.3	48.5

Total	45.9%	36.4%	27.5%	35.4%

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Gross written premium

Energy	$97,053	$92,277	$16,731	$14,645
Property Treaty	71,404	—	16,309	—
Liability	68,501	66,466	19,464	20,795
Surety & Credit	57,019	55,149	16,774	15,574
Other	87,998	56,032	29,919	13,878

Total	$381,975	$269,924	$99,197	$64,892

Net written premium

Energy	$51,716	$50,268	$4,251	$2,551
Property Treaty	61,994	—	12,948	—
Liability	63,410	59,641	17,663	19,603
Surety & Credit	51,278	49,953	14,605	14,818
Other	57,365	45,188	15,177	11,304

Total	$285,763	$205,050	$64,644	$48,276

Retention rate

Energy	53%	54%	25%	17%
Property Treaty	87	—	79	—
Liability	93	90	91	94
Surety & Credit	90	91	87	95
Other	65	81	51	81

Total	75%	76%	65%	74%

Segment earnings decreased year-over-year due to the net effect of: 1) catastrophic events in the first quarter of 2010, which generated $15.6 million of net losses, 2) higher favorable reserve development in 2009 and 3) lower other revenue, due to the sale of our U.K. reinsurance broker in the third quarter of 2009, partially offset by 4) higher net earned premium. The increase in premium substantially related to Property Treaty, which we began to write in late 2009. In addition, in 2010, we wrote more short tail property business (included in Other), which was substantially reinsured.
In the first quarter of 2010, we recognized gross losses of $31.9 million from catastrophic events, the most significant of which was the Chilean earthquake. After reinsurance, the pretax loss was $20.6 million, which primarily impacted our Energy and Property Treaty lines. In the third quarter, we reduced our Energy gross and net loss reserves related to the first-quarter catastrophes by $5.0 million, based on recent claims information about the potential losses. In the second quarter of 2010, we recognized gross losses of $28.2 million for the Deepwater Horizon rig disaster. Due to significant facultative reinsurance, in addition to treaty reinsurance, our pretax net loss was minimal.
The International segment had favorable reserve development of $8.4 million and $1.7 million in the nine months and third quarter of 2010, respectively, compared to $27.3 million and $14.0 million in the same periods of 2009. The 2010 development related to the reduction of Energy reserves for the 2005 and 2008 hurricanes. The 2009 development related to Energy reserves for the 2005 hurricanes and to our U.K. professional liability line (included in Liability) for the 2004 – 2006 underwriting years. Property Treaty experienced particularly favorable loss experience in 2010, which we reflected in our loss expectations in the third quarter. Our U.K. Credit line incurred higher losses in 2009 due to the U.K. financial conditions that time.

Investing Segment
Our Investing segment includes our total consolidated investment portfolio, as well as investment income and investment related expenses, realized gains and losses and other-than-temporary impairment losses on investments.
The following table summarizes activity in the Investing segment.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Fixed income securities	$150,001	$140,483	$50,921	$47,571
Short-term investments	631	1,791	271	321
Other investments	3,053	2,194	1,011	1,143
Net realized investment gain	7,897	4,852	1,057	864
Other-than-temporary impairments	(300)	(5,279)	(300)	(325)
Investment expenses	(3,082)	(2,728)	(1,066)	(924)

Segment pretax earnings	$158,200	$141,313	$51,894	$48,650

At September 30, 2010, we had $5.8 billion of total investments, an increase of $378.8 million from December 31, 2009. This table summarizes our investments by type, substantially all of which are reported at fair value, at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
U.S. government and government agency securities	$348,609	6%	$328,535	6%
Fixed income securities of states, municipalities and political subdivisions	1,132,448	19	1,059,426	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,575,914	27	1,146,334	21
Corporate fixed income securities	696,470	12	693,915	13
Residential mortgage-backed securities	1,099,360	19	944,182	17
Commercial mortgage-backed securities	157,730	3	146,217	3
Asset-backed securities	5,569	—	14,365	—
Foreign government securities	344,450	6	307,891	6
Short-term investments	474,066	8	810,673	15
Other investments	433	—	4,691	—

Total investments	$5,835,049	100%	$5,456,229	100%

This table shows the average amount of investments, the net investment income we earned, the related yields and duration, and the average rating of our fixed income securities.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Average investments, at cost	$5,334,463	$5,015,803	$5,350,244	$5,194,608
Net investment income *	150,603	141,740	51,137	48,111
Average short-term yield *	0.2%	0.4%	0.2%	0.2%
Average long-term yield *	4.1%	4.1%	4.1%	4.2%
Average long-term tax equivalent yield *	4.9%	4.9%	4.9%	5.0%
Average combined tax equivalent yield *	4.5%	4.6%	4.6%	4.4%
Weighted-average life of fixed income securities	6.7 years	6.5 years
Weighted-average duration of fixed income securities	4.6 years	4.7 years
Weighted-average combined duration	4.4 years	4.3 years
Average rating of fixed income securities	AA+	AA+

*	Excluding realized and unrealized gains and losses.
This table summarizes our investments in fixed income securities by their rating category at September 30, 2010.

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,467,554	48%	$83,596	43%
AA	1,928,022	37	32,374	17
A	642,683	12	76,582	39
BBB	91,112	2	1,289	1
BB and below	37,338	1	—	—

Total fixed income securities	$5,166,709	100%	$193,841	100%

The overall rating of our municipal bonds (consisting of our fixed income securities of states, municipalities and political subdivisions and our special purpose revenue bonds of states, municipalities and political subdivisions) was AA+ at September 30, 2010. Our portfolio of special purpose revenue bonds at September 30, 2010 and December 31, 2009 included $128.6 million and $138.7 million, respectively, of pre-refunded bonds that are supported by U.S. government debt obligations. The remaining special purpose bonds are secured by revenue sources specific to each security. The table below summarizes our percentage holdings of special purpose revenue bonds by revenue source.

	September 30,	December 31,
	2010	2009
Water and sewer	25%	27%
Education	16	14
Transportation	14	13
Special tax	11	11
Pre-refunded	8	13
Leasing	8	8
Electric	8	7
Other	10	7

Total	100%	100%

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA+ at September 30, 2010. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, such as water and sewer, education and transportation fees, which we believe generate a stable source of revenue.
At September 30, 2010, we held a corporate bond portfolio with a carrying value of $696.5 million, an overall rating of A, and a weighted-average life of approximately 3.4 years.
At September 30, 2010, we also held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $1.1 billion. Within our residential MBS/CMO portfolio, $1.0 billion of securities, or 95%, were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are backed by the U.S. government. Of the remaining $54.4 million of residential mortgage-backed securities, 89% were collateralized by prime mortgages.
At September 30, 2010, we held a commercial MBS securities portfolio with a fair value of $157.7 million, an average rating of AA+, an average loan-to-value ratio of 73%, and a weighted-average life of approximately 4.5 years. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we have never been counterparty to any credit default swap transactions.
This table indicates the expected maturity distribution of our fixed income securities at September 30, 2010.

			Mortgage-backed and
	Available for sale at		asset-backed at		Held to maturity at		Total fixed income
	amortized cost		amortized cost		amortized cost		securities
	Amount	%	Amount	%	Amount	%	Amount	%
One year or less	$237,836	6%	$142,089	12%	$25,128	13%	$405,053	8%
One year to five years	1,096,709	30	896,923	75	157,528	81	2,151,160	43
Five years to ten years	871,163	24	149,876	12	11,185	6	1,032,224	20
Ten years to fifteen years	764,784	21	7,171	1	—	—	771,955	15
More than fifteen years	698,894	19	—	—	—	—	698,894	14

Total fixed income securities	$3,669,386	100%	$1,196,059	100%	$193,841	100%	$5,059,286	100%

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of the individual securities within our available for sale fixed income securities portfolios were $3.5 million at September 30, 2010, compared to $18.9 million at December 31, 2009. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. For a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see Note 5, “Investments” in the notes to these condensed consolidated financial statements and “Critical Accounting Policies – Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009. We recognized $0.3 million of other-than-temporary impairment credit losses in the first nine months and third quarter of 2010, compared to $5.3 million and $0.3 million in the first nine months and third quarter of 2009, respectively.
At September 30, 2010, the net unrealized gain on our available for sale fixed income securities portfolio was $301.3 million, compared to $156.3 million at December 31, 2009. The change in the net unrealized gain, net of the related income tax effect, is recorded in other comprehensive income and fluctuates with changes in market interest rates. Our general policy has been to hold our fixed income securities, most of which are classified as available for sale, through periods of fluctuating interest rates and to not realize significant gains or losses from their sale. We recognized $7.9 million and $4.9 million of pretax net realized investment gains in the first nine months of 2010 and 2009, respectively.
Corporate & Other
A Corporate & Other category includes operations not related to our segments, including unallocable corporate operating expenses, consolidated interest expense and underwriting results of our Exited Lines of business. The Exited Lines include: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds. We no longer write the Exited Lines and do not expect to write these product lines in the future.
The following table summarizes activity in the Corporate & Other category.

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009
Net earned premium	$1,225	$26,065	$70	$7,152
Other revenue	987	135	129	(1,630)

Total revenue	2,212	26,200	199	5,522

Loss and loss adjustment expense	3,611	29,355	(349)	6,128
Other expense — Exited Lines	3,124	6,493	1,049	2,187
Other expense — Corporate	36,270	42,854	12,198	13,980
Interest expense	15,376	11,093	5,116	3,299

Total expense	58,381	89,795	18,014	25,594

Pretax loss	$(56,169)	$(63,595)	$(17,815)	$(20,072)

Net earned premium and losses decreased in 2010 because we sold the renewal rights to provider excess and stopped writing film completion bonds in 2009. In 2010, we had $3.0 million of adverse reserve development on the LDG accident and health business due to receipt of new claims information. Our Corporate expenses not allocable to the segments decreased $6.6 million year-over-year, principally due to lower expense in 2010 related to bonuses, stock-based compensation and the fair value adjustment on our interest rate swap agreements. Our interest expense increased in 2010 because we issued long-term debt in late 2009 at a higher fixed rate than the floating rate related to our prior line of credit borrowings.
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $572.3 million of cash and liquid short-term investments at September 30, 2010.

•	Our available for sale bond portfolio had a fair value of $5.2 billion at September 30, 2010, compared to $4.5 billion at December 31, 2009, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	Our insurance subsidiaries have sufficient resources to pay potential claims. At September 30, 2010, they had $774.2 million of cash, short-term investments, maturing bonds, and principal payments from mortgage-backed and asset-backed securities that will be available cash resources during the next twelve months.

•	Our debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 8.2% at September 30, 2010 and 9.0% at December 31, 2009.

•	We have a committed $575.0 million Revolving Loan Facility at a rate of 30-day LIBOR plus 25 basis points that matures December 19, 2011. Letters of credit issued on behalf of certain of our subsidiaries reduce available borrowing capacity under the facility. At September 30, 2010, we had $556.6 million of unused capacity, which we can draw against at any time at our request. The facility agreement contains two restrictive financial covenants, with which we were in compliance at September 30, 2010.

•	During 2010, there was no significant change in our Standby Letter of Credit Facility used to guarantee our performance in our Lloyd’s of London syndicates.

•	Our domestic insurance subsidiaries have the ability to pay $217.8 million in dividends in 2010 to our holding company without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid to our holding company. The holding company can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase common stock and pay operating expenses. Cash flow available to the holding company in 2010 is expected to be more than ample to cover the holding company’s required cash disbursements.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
Cash Flow
We receive substantial cash from premiums, reinsurance recoverables, outward commutations, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations.
We generated cash from operations of $314.6 million and $417.5 million in the first nine months of 2010 and 2009, respectively. The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2010	2009
Net earnings	$247,797	$269,076
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(24,539)	(2,736)
Change in unearned premium, net	15,103	14,348
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	44,355	66,372
Gain on investments	(8,086)	(3,152)
Other, net	40,001	73,638

Cash provided by operating activities	$314,631	$417,546

Timing differences in the collection of premium and payment of reinsurance balances payable reduced our cash provided by operating activities in 2010, compared to 2009. In addition, we had $34.3 million of higher claims payments in 2010. Our operating cash flow is also impacted by the timing of cash receipts and payments related to commutations. In 2009, we commuted certain loss reserves for $43.9 million of cash, which reduced cash provided by operating activities in 2009. We received $25.0 million to commute the MGIC reinsurance contract in 2009 and $8.3 million to commute a derivative contract in 2010.
We maintain a substantial level of cash and liquid short-term investments to meet anticipated payment obligations. During January 2010, we paid the final $64.5 million due to previous holders of our 1.3% Convertible Notes that were submitted for conversion in December 2009 using cash held as of December 31, 2009. Our combined cash and short-term investments totaled $572.3 million at September 30, 2010.

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
A new accounting standard, originally issued as EITF 09-G, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, was ratified in September 2010. The guidance, which will be incorporated into ASC Topic 944, Financial Services – Insurance, clarifies the definition of what constitutes an acquisition cost and limits the types of acquisition costs that can be capitalized by insurance entities to those that are “directly related to” the acquisition of new and renewal insurance contracts. Under the new guidance, direct costs only include those that result in the successful acquisition of a policy. All costs incurred for unsuccessful efforts, along with indirect costs, are to be expensed as incurred. This guidance must be adopted by January 1, 2012, either prospectively or retrospectively, and may be adopted earlier at the beginning of an annual period. We are currently evaluating the timing and effect of our adoption of this guidance.
Critical Accounting Policies
We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2009. We have made no changes in the identification or methods of application of these policies, except as related to the “Valuation of Goodwill”. During the third quarter of 2010, we realigned our segments and allocated our goodwill to new reporting units, as described in Note 2, “Segments” and Note 3, “Goodwill” in our Notes to the Condensed Consolidated Financial Statements for the period ended September 30, 2010.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2010.
(b) Changes in Internal Control over Financial Reporting
During the third quarter of 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 20, 2008, our Board of Directors approved the purchase of up to $100.0 million of our common stock. On May 27, 2010, our Board of Directors approved a new authorization for $300.0 million and cancelled the $0.7 million remaining under the original authorization. The new share purchase plan authorizes purchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the plan will be subject to market and business conditions, as well as the level of cash generated from our operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value and other relevant factors. The purchase plan does not obligate us to purchase any particular number of shares, and may be suspended or discontinued at any time at our discretion. As of September 30, 2010, we had paid $110.2 million to purchase 5,130,077 shares of our common stock in the open market pursuant to these purchase programs.
During the third quarter of 2010, we purchased our common stock, as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
July 1 - July 31, 2010	—	—	—	$299,248,840
August 1 - August 31, 2010	407,166	$25.10	407,166	$289,027,526
September 1 - September 30, 2010	—	—	—	$289,027,526

Item 6. Exhibits
a. Exhibits
3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to our Registration Statement of Form S-8 (Registration No. 333-61687) filed August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc., as amended (incorporated by reference to Exhibit 3.1 to our Form 8-K filed April 3, 2008).

12	Statement of Ratio of Earnings to Fixed Charges.
31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with Respect to Quarterly Report.

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Earnings, (iii) Condensed Consolidated Statement of Changes in Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

November 8, 2010	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr., President
and Chief Executive Officer

November 8, 2010	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer