Form 10-K
period 2010-12-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2011-02-28
CIK 888919

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value on June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting stock held by non-affiliates of the registrant was approximately $2.8 billion. For purposes of the determination of the above-stated amount, only Directors and executive officers are presumed to be affiliates, but neither the registrant nor any such person concede that they are affiliates of the registrant.

The number of shares outstanding of the registrant’s Common Stock, $1.00 par value, at February 18, 2011 was 114.9 million.

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

Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:

•	the effects of catastrophic losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of the credit market downturn and subprime market exposures,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	changes to the country’s health care delivery system,

•	the effects, if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.

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

Business Overview

HCC Insurance Holdings, Inc. is a leading specialty insurer with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of relatively non-correlated specialty lines of business in more than 180 countries, including property and casualty, accident and health, surety, credit and aviation. Insurance products are marketed through a network of independent agents and brokers, managing general agents and directly to consumers. Our businesses are managed through five underwriting segments and our Investing segment. Our underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International. Our principal executive offices are located in Houston, Texas.

Since our founding in 1974, we have been consistently profitable, generally reporting annual increases in total revenue and shareholders’ equity. During the five-year period from 2006 – 2010, our gross written premium increased from $2.2 billion to $2.6 billion, an increase of 15%, while net written premium increased 12% from $1.8 billion to $2.0 billion. Our revenue increased from $2.0 billion to $2.3 billion, an increase of 15%. Since December 31, 2006, our shareholders’ equity has increased 61% from $2.1 billion to $3.3 billion and our assets have increased 19% from $7.6 billion to $9.1 billion. Driving the increases in shareholders’ equity are our profitable underwriting results, as indicated by our average GAAP combined ratio of 84.0% for the period 2006 – 2010.

The diversity of our insurance offerings and our consistent underwriting performance have allowed us to maintain financial strength ratings of “AA (Very Strong)” from Standard & Poor’s Corporation (3rd of 21 ratings), “A+ (Superior)” from A.M. Best Company Inc. (2nd of 16 ratings), “AA (Very Strong)” from Fitch Ratings (3rd of 19 ratings), and “A1 (Good Security)” by Moody’s Investors Service, Inc. (5th of 21 ratings) for our major domestic and international insurance companies. These ratings are among the highest within the property and casualty insurance industry, and we believe they provide a competitive advantage in many of our chosen lines of business.

Our Strategy

Our business philosophy is to maximize underwriting profit while managing risk in order to preserve shareholders’ equity, grow book value and maximize earnings. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to increase net earnings and grow book value, rather than to grow our market share or our gross written premium.

Key elements of our strategy are further discussed below:

Non-correlated Specialty Lines of Business

We offer over 100 classes of specialty insurance through offices across the United States, in the United Kingdom, Ireland and Spain. The diversity of our product lines provides operational flexibility, which permits us to shift the focus of our insurance underwriting activity among our various lines of business. Shifting our underwriting activity allows us to emphasize more profitable lines of business during periods of increased premium rates and de-emphasize less profitable lines during periods of increased competition. We can accomplish these shifts by increasing or decreasing the amount of gross written premium or by adjusting the amount of business reinsured.

While the cycles are different for many of our lines of business, most of them have become more competitive in recent years. However, our underwriting activities remain profitable. During the past several years, we expanded our underwriting activities and increased our retention in lines of business with favorable expected profitability. We were able to accomplish this due to the increased diversification provided by our overall book of business and due to our increased capital strength. These higher retention levels increased our net written and earned premium and have resulted in additional underwriting profit, investment income, net earnings and growth in book value.

Underwriting and Pricing

Integral to our strategy is attracting and retaining professionals with the requisite skill and knowledge to underwrite our diverse specialty product lines. These professionals include industry-leading experts in our chosen specialty lines with the authority to make decisions and quickly respond to our clients’ and brokers’ unique and rapidly changing needs.

Although our underwriters focus deeply on different classes of specialty insurance, our culture and compensation practices promote disciplined underwriting and the generation of underwriting profit above all other measures. Pricing for each product is based on various factors, including premium rates, the availability and cost of reinsurance, policy terms and conditions, and market conditions. Core to our overall underwriting performance is the maintenance of an expense ratio that is substantially lower than our peers. We accomplish this through disciplined expense management and a streamlined management structure.

We write policies with a variety of net limits, which we refer to as:

•	Low limits – less than or equal to $5 million

•	Medium limits – greater than $5 million and up to $10 million

•	Large limits – greater than $10 million

The majority of our business is characterized by low limits, primarily in our U.S. Property & Casualty and Accident & Health segments and in the surety business within our U.S. Surety & Credit segment. However, we do write large limits in our Professional Liability segment, in our U.S. Surety & Credit segment and in various lines in our International segment, including energy, property treaty, surety and credit.

Reinsurance

We purchase reinsurance to limit our net losses from both individual and catastrophic risks. Through reinsurance, we may transfer or cede all or part of the risk we have underwritten to a reinsurance company in exchange for all or part of the premium we received to write the policy. The amount of reinsurance we purchase varies depending on the particular risks inherent in the policies underwritten; the pricing, coverage and terms of the reinsurance; and the competitive conditions within the relevant lines of business.

When we decide to retain more underwriting risk in a particular line of business, we do so with the intention of retaining a greater portion of any underwriting profit. In this regard, we may purchase less proportional or quota share reinsurance, thus accepting more of the risk. However, we may purchase specific excess of loss reinsurance, in which we transfer to reinsurers both premium and losses on a non-proportional basis for individual and catastrophic occurrence risks above a retention point. Additionally, we may obtain facultative reinsurance protection on individual risks. In some cases, we may choose not to purchase reinsurance in a line of business where there has been favorable loss history or our policy limits are relatively low and we determine there is a low likelihood of catastrophe exposure.

Acquisitions

We have historically accomplished significant growth through the successful acquisition and integration of insurance companies and underwriting agencies, making over 40 acquisitions since becoming a public company in 1974. In recent years, we have also actively recruited and hired new underwriting teams that we believe present opportunities for future profits and expansion of our business. In considering potential acquisitions, we remain disciplined in pursuing those businesses that meet our requirements for return on investment and cultural fit. We expect to continue to acquire complementary businesses and underwriting teams. We believe we can enhance acquired businesses and platforms for new underwriting teams with our infrastructure, ratings and financial strength.

Investments

Our primary objective with respect to our investment portfolio is to preserve and grow HCC’s shareholders’ equity through disciplined investment selection and diversification. We invest substantially all of our available funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. Our historical investment strategy has been to maximize interest income and yield within our risk tolerance, rather than to maximize total return.

Segment and Geographic Information

Financial information concerning our operations by segment and geographic data is included in “Segment Operations” in Management’s Discussion and Analysis and Note 12, “Segments” to the Consolidated Financial Statements.

Insurance Underwriting Operations

Our insurance operations are managed within our insurance underwriting segments, each of which reports to an HCC executive who is responsible for the segment results. The following provides an overview of each of these segments.

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment includes specialty lines of insurance such as aviation, small account errors and omissions liability (E&O), public risk, employment practices liability (EPLI), title, residual value, disability, contingency, kidnap and ransom, difference in conditions, occupational accident and brown water marine. The majority of the business is primary coverage and claims are reported and settled on a short to medium-term basis. Business is produced from wholesale and specialty retail brokers, with limited reliance on large national retail operations. A portion of our aviation business is written on a direct to consumer basis.

Key lines of business within this segment are further described below:

Aviation

Aviation insurance has been a core business for us since 1974. In the United States, we are an industry leader, providing customized coverages for both private and commercial aircraft operators, excluding U.S. airlines. Private coverage includes planes ranging in size from small single-engine aircraft to executive jets. In the commercial and special risk segments of the market, we provide expert underwriting knowledge, writing coverage for risks such as air ambulances, vintage war birds, air races and rotor wing aircraft. We also write aviation business in 60 countries around the world, providing insureds with a unique understanding of local markets. We are the lead underwriter on most of the international business we write, which includes complex accounts such as national armed forces, law enforcement agencies and regional airlines.

E&O

Our E&O business consists of low limit policies. We provide E&O coverage to more than 100 classes of professional service providers, of which architects, engineers and related construction practices represent the largest concentration of insured professionals. Our managing general agencies have provided insurance and risk management services for more than twenty years to these classes. We do not write a material amount of E&O coverage for the legal, medical or accounting professions. Our E&O business is produced through both wholesale and specialty retail brokers and is underwritten on both an admitted and surplus lines basis.

Public Risk

Through acquisition and organic growth, we have become a recognized leader in public risk insurance. This business is underwritten through three locations, which we collectively refer to as HCC Public Risk. We provide insurance and associated risk management services to municipal entities and special districts serving populations of less than 50,000 in the United States.

Other

We write low limit EPLI coverage for small businesses and restaurant franchises with less than 250 employees across the United States. Our risk management services offer clients the opportunity to educate their employees about employment practices in order to and proactively manage potentially volatile employment situations.

As a leader in the contingency market, we provide weather insurance and event cancellation, covering events such as collegiate championships, the All-Star Games, and large musical concerts. We write large limits and purchase significant proportional and excess of loss reinsurance to manage our contingency exposures. We also write kidnap & ransom insurance, providing coverage throughout the world. Our clients have access to our crisis response team that provides in-depth analysis of local dangers and political events. In addition, we are a leading underwriter of specialty disability products, providing coverage of irreplaceable human assets, such as high profile athletes, entertainers and business executives. Since 2004, we have written insurance and reinsurance related to various financial products produced by our own underwriting agency.

Professional Liability Segment

Our Professional Liability segment primarily consists of our directors’ and officers’ (D&O) liability business. In addition, we write related professional liability and crime business coverages, including large account E&O liability, fiduciary liability, fidelity and bankers blanket bonds, and EPLI for some D&O policyholders. The business is written for both U.S.-based and International-based policyholders from our offices in the United States, the United Kingdom and Spain.

Business is written for both public and private companies and for both a large number of commercial classes and financial institution classes. Financial institution classes include investment banks, depository institutions, insurance companies and brokers and investment advisors. We have a dedicated group of underwriters specifically focused on D&O and E&O coverages for investment advisors, including wealth management firms, mutual funds, hedge funds, funds of funds, real estate investment trusts, private real estate funds and private equity partnerships. We refer to the business generated by this group of underwriters as our diversified financial products business.

We write both primary and excess policies. A significant amount of the business is received from major worldwide insurance brokerage companies. A large amount of the public company and financial institution business is large limit that is subject to severity of loss on individual policies, as well as fluctuations in frequency of loss from changes in world-wide business and economic environments. The business written is typically “claims made” policies, which usually have a shorter period of time in which claims can be reported compared to “occurrence liability” policies; however, the nature of the claims results in long periods of time for significant claims to be settled, resulting in this being long-tail business.

Most of the operations in this segment started in 2002 with our acquisition of a significant underwriting agency. The business is operated with specialized underwriting and claims professionals. Besides the specialization and experience of our employees, HCC’s financial strength ratings help us maintain a competitive position in the business.

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess coverages, which are written in the United States. The majority of the business covers groups of employees, and claims are reported and settled quickly.

We are a recognized market leader in the specialty accident and health industry. Since our first acquisition in 1996, we have achieved growth primarily through ongoing development of innovative products, as well as numerous acquisitions. As a result of our acquisitions, we have fortified our market position and retained an experienced senior management team. Our specialized product line combined with disciplined underwriting, innovative claims management and cost-efficient operations provides a superior operating margin for this segment.

Key lines of business within this segment are further described below:

Medical Stop-Loss

Medical stop-loss insurance, which provides protection for catastrophic losses to employers that self-fund their employee benefit plans, is the largest line of business in the Accident & Health segment. Medical stop-loss insurance is delivered through brokers, consultants and third party administrators via our five underwriting offices strategically located throughout the United States, allowing us to geographically manage our business. Our highly-trained medical stop-loss claims unit exclusively deals with the complex nature of catastrophic health claims and works closely with employers and their plan administrators to control plan costs.

Other

HMO reinsurance is coverage for high severity claims incurred by Health Maintenance Organizations (HMO). There are over 400 licensed HMOs throughout the United States, and HMO reinsurance is distributed through a network of consultants and brokers working directly with these organizations. Based on our long history of underwriting the HMO market, we have the expertise that allows us to truly underwrite each risk based on its own merits.

International travel accident coverage provides health insurance to travelers while outside the jurisdiction of their primary medical insurance coverage. It includes highly-specialized services designed to accommodate the unique needs of the international traveler. The products are purchased through an Internet portal accessed by brokers, consultants and individuals. In addition, we offer specially designed products for foreign nationals seeking citizenship in the United States and American expatriates returning from foreign service. We have customized systems and the experience to handle the complexities of worldwide health insurance.

U.S. Surety & Credit Segment

Our U.S. Surety & Credit segment conducts business through separate specialty surety underwriting operations and credit underwriting operations, which are further described below:

Surety

The surety business includes contract surety bonds, commercial surety bonds and bail bonds. A large amount of our contract surety book is characterized by relatively small limits and premiums. Significant classes within commercial surety are license and permit bonds, court bonds for fiduciaries as well as appeal bonds, and plug and abandonment bonds. Most of our commercial surety bond business is also small limit and small premium business, but in the past two years, we have started a Large Commercial Surety unit and are developing that business. The business is typically received from a large number of independent agents specializing in these coverages or from specialized units of large brokerage companies.

The surety business has lower expected loss ratios and higher expense ratios than most areas of the property and casualty insurance business. The lower expected loss ratios result because the product is a bond that serves as a financial protection to a third party in the event a principal is unable to honor an obligation, rather than an insurance policy that pays on behalf of a policyholder. When a bond is called upon, we often receive subrogation recovery against the loss, including recovery from the bond principal. The higher expense ratios result from higher acquisition expense than in most property and casualty lines and higher underwriting expense. The claims process can be complex, particularly on contract surety claims, and subrogation recovery frequently takes extended periods of time, resulting in the business having a medium tail.

Credit

The credit insurance business provides insurance policies insuring payment for export trade transactions, as well as structured trade transactions. Political risk insurance is also provided, as well as insurance for letters of credit being honored. The business is large limit and large premium business. Underwriting includes credit quality analysis of individual transactions, as well as controlling aggregation of limits by debtor and by country. Potential claims are reported promptly. Claim payments are generally made in a short time horizon, but subrogation recoveries frequently take an extended amount of time, resulting in the business having a medium tail.

International Segment

Our International segment includes energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written from operations in the United Kingdom, Spain and Ireland. A large part of the business is written from our London operations and some of that business is referred to in the insurance industry as a London Market Account. The business is written through our insurance company operations and our Lloyd’s syndicate and is primarily received from the major worldwide insurance brokerage companies.

The energy, property treaty and property lines are exposed to natural peril and other catastrophic occurrences. The underwriting process for these lines includes not only evaluation of individual risks but also aggregations of limits by peril by catastrophe area.

Key lines of business within this segment are further described below:

Energy

We provide cover for insureds involved in all areas of energy, ranging from upstream exploration and production, through midstream storage and transmission, to downstream refining and petrochemical activities. Offshore risks include drilling rigs, production and gathering platforms, and pipelines. Coverages underwritten include physical damage, liability, business interruption and various ancillary coverages. The business is characterized by large limits and large premiums and includes both primary and excess policies. Claims for this business are reported and settled on a medium-term basis.

Property Treaty

In late 2009, we acquired a new underwriting team that provides reinsurance to a variety of clients around the world, offering coverage on a range of products including property catastrophe treaty, property risk and engineering treaty, and property terrorism treaty. The portfolio is approximately 40% derived from North American insurance risks and 60% from international risks. Catastrophe excess of loss business is the largest portion of the portfolio, with a focus on high level layers. The business is characterized by large limits, large premiums and short-tail claims reporting and settlement.

Liability

Our liability lines include U.K. professional indemnity and U.K. employers’ liability and public liability coverages. Professional indemnity coverages are focused on small and medium size enterprises and cover a range of professions. The employers’ liability and public liability line provides specialist cover in stand-alone liability business on both a primary and excess basis for a range of professions, including high-risk contactors, manual workers overseas, North American exports and offshore support contractors. The business is characterized by small to medium limits and long-tail claims reporting and settlement.

Surety & Credit

Our surety business specializes in performance bonds for construction companies and also writes customs bonds, pension bonds, environment bonds and auctioneer’s bonds in the United Kingdom and Ireland. The business is written directly with the client or through insurance brokers. Our credit business is written through the U.K. specialist broker market with a focus on the construction sector. The business is characterized by small to medium limits and short-tail claims reporting and settlement.

Other

We write direct and facultative “all risks” property coverage, often with catastrophe exposure, for numerous classes including manufacturing, retail, real estate, hotels and municipalities, with a focus on excess of loss attachment. We provide coverage for both physical damage and business interruption on a worldwide basis to companies ranging in size from small to multinational. We also write “all risks” insurance for major ocean-going vessels, as well as port authority and marine properties around the world.

We provide a diverse range of products for the global accident and health insurance and reinsurance markets. We provide cover for personal injury income, disability protection and medical evacuation expenses. We also reinsure loss of life due to catastrophic events.

Combined Ratios

Combined Ratio — GAAP

An indicator of the underwriting experience of a property and casualty insurance company is its combined ratio. We calculate the GAAP combined ratio using financial data derived from the combined financial statements of our insurance company subsidiaries reported under accounting principles generally accepted in the United States of America (GAAP). Our insurance companies’ GAAP net loss ratios, expense ratios and combined ratios are shown in the following table:

	2010	2009	2008	2007	2006

Net loss ratio	59.4%	59.7%	60.4%	59.6%	59.2%
Expense ratio	25.2	24.3	24.7	23.9	23.7

Combined ratio — GAAP *	84.6%	84.0%	85.1%	83.5%	82.9%

* The GAAP combined ratio is a combination of the loss ratio (the ratio of loss and loss adjustment expense to net earned premium) and the expense ratio (sum of other expense for each of our insurance segments, divided by the sum of segment revenue for each of our insurance segments).

Combined Ratio — Statutory

The statutory combined ratio is a combination of the loss ratio (the ratio of loss and loss adjustment expense to net earned premium) and the expense ratio (the ratio of policy acquisition costs and other underwriting expenses, net of ceding commissions, to net written premium). We calculate the statutory combined ratio using financial data derived from the combined financial statements of our insurance company subsidiaries reported in accordance with statutory accounting principles. The differences between statutory financial statements and financial statements prepared in accordance with GAAP vary between domestic and foreign jurisdictions. Our insurance companies’ statutory loss ratios, expense ratios and combined ratios are shown in the following table:

	2010		2009	2008	2007	2006

Loss ratio	59.2%		60.7%	60.8%	60.6%	60.0%
Expense ratio	27.2		25.7	24.3	23.9	24.0

Combined ratio — Statutory	86.4%		86.4%	85.1%	84.5%	84.0%

Industry average	103.0%	*	100.7%	103.9%	95.7%	92.5%

*	Estimated by A.M. Best Company, Inc.

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

Reserves

Our gross reserves for insurance claims, shown as loss and loss adjustment expense payable on our consolidated balance sheets, consist of reserves for reported claims (referred to herein as case reserves) and reserves for incurred but not reported losses (referred to herein as IBNR). Our IBNR reserves cover potential movement in reported losses, as well as claims that have occurred but have not yet been reported to us. Our net reserves reflect the offset of reinsurance recoverables due to us from third party reinsurers, based upon the contractual terms of our reinsurance agreements. In the normal course of our business, we cede a portion of our premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge us from liability to our policyholders, we participate in reinsurance agreements to limit our loss exposure and to protect us against catastrophic losses.

Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end. The process of estimating our reserves is inherently uncertain and involves a considerable degree of judgment involving our management review and actuarial processes. Because we provide insurance coverage in specialized lines of business that often lack statistical stability, management considers many factors in determining ultimate losses and reserves. These factors include: 1) actuarial point estimates and the estimated ranges around these estimates, 2) information used to price the applicable policies, 3) historical loss information, where available, 4) public industry data for the product or similar products, 5) an assessment of current market conditions, 6) information on individual claims and 7) information from underwriting and claims personnel. The estimate of our reserves is increased or decreased as more information becomes known about the frequency and severity of losses for individual years. We believe our review process is effective, such that any required changes in reserves are recognized in the period of change as soon as the need for the change is evident.

The reserving process is intended to reflect the impact of inflation and other factors affecting loss payments by taking into account changes in historical payment patterns and perceived trends. We underwrite risks denominated in foreign currencies and maintain the related loss reserves in the respective currencies. Generally, we match these reserves with assets denominated in the same foreign currency, which provides an economic hedge and mitigates the effect on our earnings of exchange rate fluctuations.

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. A redundancy, also referred to as favorable development, means the original ultimate loss estimate was higher than the current estimate. A deficiency, or adverse development, means the current ultimate loss estimate is higher than the original estimate.

Our gross and net loss development triangles, presented below on a GAAP basis, detail the subsequent years’ changes in our loss estimates from our prior loss estimates, based on experience at the end of each succeeding year. The first line of each table shows the gross or net reserves, including the reserve for IBNR, recorded on our balance sheet at the indicated year end. The first section of each table shows, by year, the cumulative amount of losses and loss adjustment expenses paid at the end of each succeeding year. The second section shows the re-estimated reserves in later years for the years indicated. The cumulative redundancy (deficiency) line represents the difference between the latest re-estimated reserves and the originally estimated reserves.

This loss development triangle shows development in our loss and loss adjustment expense as of December 31, 2010 on a gross basis (in thousands):

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

Balance sheet reserves	$3,471,858	$3,492,309	$3,415,230	$3,227,080	$3,097,051	$2,813,720	$2,089,199	$1,525,313	$1,158,915	$1,132,258	$944,117
Reserve adjustments from
acquisitions (disposition) of
subsidiaries	—	8,630	33,143	63,572	52,169	28,169	6,617	—	5,587	—	(66,571)

Adjusted reserves	3,471,858	3,500,939	3,448,373	3,290,652	3,149,220	2,841,889	2,095,816	1,525,313	1,164,502	1,132,258	877,546
Cumulative paid at:
One year later		1,028,627	887,040	902,352	797,217	689,126	511,766	396,077	418,809	390,232	400,279
Two years later			1,460,101	1,305,179	1,260,672	1,077,954	780,130	587,349	548,941	612,129	537,354
Three years later				1,644,497	1,527,443	1,385,011	993,655	772,095	659,568	726,805	667,326
Four years later					1,766,470	1,578,970	1,144,350	866,025	823,760	803,152	720,656
Five years later						1,753,416	1,231,166	1,002,058	886,458	921,920	758,126
Six years later							1,343,027	1,092,558	1,003,780	1,009,049	835,994
Seven years later								1,168,134	1,078,739	1,101,393	924,803
Eight years later									1,131,265	1,167,307	964,763
Nine years later										1,202,583	1,025,900
Ten years later											1,046,143
Re-estimated liability at:
End of year	3,471,858	3,500,939	3,448,373	3,290,652	3,149,220	2,841,889	2,095,816	1,525,313	1,164,502	1,132,258	877,546
One year later		3,484,587	3,357,938	3,218,608	3,058,599	2,838,588	2,125,088	1,641,426	1,287,003	1,109,098	922,080
Two years later			3,300,229	3,076,603	2,942,090	2,727,116	2,118,920	1,666,931	1,393,143	1,241,261	925,922
Three years later				3,005,637	2,789,048	2,644,219	2,031,750	1,690,729	1,464,448	1,384,608	1,099,657
Four years later					2,752,292	2,520,344	2,005,726	1,619,744	1,506,360	1,455,046	1,102,636
Five years later						2,497,274	1,944,406	1,639,621	1,453,674	1,480,193	1,135,143
Six years later							1,937,316	1,617,970	1,467,540	1,433,630	1,137,652
Seven years later								1,602,913	1,463,702	1,462,481	1,079,353
Eight years later									1,457,092	1,452,706	1,113,971
Nine years later										1,444,531	1,115,242
Ten years later											1,061,366
Cumulative redundancy
(deficiency)		$16,352	$148,144	$285,015	$396,928	$344,615	$158,500	($77,600)	($292,590)	($312,273)	($183,820)

This loss development triangle shows development in our loss and loss adjustment expense as of December 31, 2010 on a net basis (in thousands):

	2010	2009	2008	2007	2006	2005	2004	2003	2002	2001	2000

Reserve, net of reinsurance	$2,537,772	$2,555,840	$2,416,271	$2,342,800	$2,108,961	$1,533,433	$1,059,283	$705,200	$458,702	$313,097	$249,872
Reserve adjustments from
acquisitions (disposition) of
subsidiaries	—	8,110	31,178	58,775	48,263	26,327	6,263	—	5,587	—	(6,048)

Adjusted reserves, net of
reinsurance	2,537,772	2,563,950	2,447,449	2,401,575	2,157,224	1,559,760	1,065,546	705,200	464,289	313,097	243,824
Cumulative paid, net of
reinsurance, at:
One year later		763,140	618,699	687,675	556,096	222,336	172,224	141,677	115,669	126,019	102,244
Two years later			1,001,369	940,636	858,586	420,816	195,663	135,623	152,674	131,244	139,659
Three years later				1,177,900	1,013,122	588,659	337,330	124,522	115,214	163,808	118,894
Four years later					1,176,404	702,072	424,308	217,827	88,998	93,405	138,773
Five years later						822,133	495,642	313,315	155,708	59,936	158,935
Six years later							581,418	376,903	242,904	125,311	137,561
Seven years later								442,736	301,828	186,224	194,517
Eight years later									351,404	236,299	240,590
Nine years later										270,498	289,353
Ten years later											310,220
Re-estimated liability, net of
reinsurance, at:
End of year	2,537,772	2,563,950	2,447,449	2,401,575	2,157,224	1,559,760	1,065,546	705,200	464,289	313,097	243,824
One year later		2,541,287	2,393,925	2,319,204	2,130,827	1,553,234	1,090,940	735,678	487,403	306,318	233,111
Two years later			2,339,854	2,229,955	2,020,400	1,526,741	1,090,218	770,497	500,897	338,194	222,330
Three years later				2,172,755	1,921,009	1,438,657	1,084,235	792,099	571,403	366,819	259,160
Four years later					1,888,648	1,369,152	1,043,428	808,261	585,741	418,781	267,651
Five years later						1,347,099	1,018,721	794,740	613,406	453,537	296,396
Six years later							1,018,972	792,896	597,666	462,157	305,841
Seven years later								783,442	602,546	455,279	311,344
Eight years later									600,667	452,221	307,262
Nine years later										449,576	317,933
Ten years later											315,495
Cumulative redundancy (deficiency)		$22,663	$107,595	$228,820	$268,576	$212,661	$46,574	($78,242)	($136,378)	($136,479)	($71,671)

The redundancies reflected in the above triangles for 2004 through 2009 resulted from the favorable development we recorded in 2007 through 2010, as shown in the following table (in thousands):

	Gross	Net

2010	$16,352	$22,663
2009	90,435	53,524
2008	72,044	82,371
2007	90,621	26,397

The majority of this favorable development related to the 2002 – 2007 underwriting years for these products: 1) D&O in our Professional Liability segment, for the 2002 – 2006 underwriting years, 2) U.K. professional indemnity, energy and property (including redundancy on the 2005 and 2008 hurricanes) in our International segment, 3) surety in our U.S. Surety & Credit segment and 4) an assumed quota share program in our U.S. Property & Casualty segment. These changes primarily affected the 2003 – 2008 accident years.

The deficiencies reflected in the above triangles for 2000 through 2003 resulted primarily from run-off assumed accident and health reinsurance business in our Exited Lines, recorded in 2003 through 2006, as shown in the following table (in thousands):

	Gross	Net

2006	$15,054	$25,097
2005	49,775	34,970
2004	127,707	27,326
2003	132,924	28,751

These deficiencies affected the 2001 and prior accident years and were recorded due to our receipt of additional information and our continuing evaluation of reserves on this business. This accident and health business is primarily excess coverage for large losses related to workers’ compensation policies. Losses tend to develop and affect excess covers considerably later than the original loss was incurred, which causes late reporting to us. Additionally, certain primary insurance companies that we reinsured experienced financial difficulties and were liquidated, leaving guaranty funds responsible for administering the business. While we have attempted to anticipate these conditions in setting our reserves, we have only been partially successful and there could be additional development of these reserves in the future. These losses were substantially reinsured, so the net deficiencies are lower than the gross deficiencies.

A large proportion of the net deficiencies discussed above resulted from reinsurance commutations totaling $20.2 million in 2006, $26.0 million in 2005 and $28.8 million in 2003. Commutations can produce adverse prior year development since, under GAAP, any excess of undiscounted reserves assumed over assets received must be recorded as a loss at the time the commutation is completed. Economically, the loss generally represents the discount for the time value of money that will be earned over the payout period of the reserves. Thus, the loss may be recouped as investment income is earned on the assets received.

The following table reconciles our gross reserve liability, presented on a GAAP basis (in thousands):

	2010	2009	2008

Gross reserves for loss and loss adjustment expense payable at beginning of year	$3,492,309	$3,415,230	$3,227,080
Gross reserve additions from acquired businesses	8,630	37,839	32,131
Foreign currency adjustment	(30,054)	31,844	(102,777)
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,553,209	1,579,331	1,707,538
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years*	(16,352)	(90,435)	(72,044)

Incurred loss and loss adjustment expense	1,536,857	1,488,896	1,635,494

Loss and loss adjustment expense payments for claims occurring during:
Current year	507,257	594,460	474,346
Prior years	1,028,627	887,040	902,352

Loss and loss adjustment expense payments	1,535,884	1,481,500	1,376,698

Gross reserves for loss and loss adjustment
expense payable at end of year	$3,471,858	$3,492,309	$3,415,230

*	Decreases reflect the resolution of losses for an amount other than the original loss reserve, as well as subsequent adjustments of loss reserves.

The following table reconciles our reserves, net of reinsurance ceded, presented on a GAAP basis (in thousands):

	2010	2009	2008

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,555,840	$2,416,271	$2,342,800
Net reserve additions from acquired businesses	8,110	36,522	29,053
Foreign currency adjustment	(21,127)	25,067	(82,677)
Incurred loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,235,692	1,269,283	1,294,244
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years*	(22,663)	(53,524)	(82,371)

Incurred loss and loss adjustment expense	1,213,029	1,215,759	1,211,873

Loss and loss adjustment expense payments for claims occurring during:
Current year	454,940	519,080	397,103
Prior years	763,140	618,699	687,675

Loss and loss adjustment expense payments	1,218,080	1,137,779	1,084,778

Net reserves for loss and loss adjustment
expense payable at end of year	$2,537,772	$2,555,840	$2,416,271

*	Decreases reflect the resolution of losses for an amount other than the original loss reserve, as well as subsequent adjustments of loss reserves.

For additional discussion of our reserve processes and the changes in our loss and loss adjustment expense for 2010, 2009 and 2008, see “Critical Accounting Policies – Reserves” included in Management’s Discussion and Analysis.

Investment Operations

The Investing segment includes our consolidated investment portfolio, as well as the results from these investments, including investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. We manage and evaluate our investments centrally as we believe this approach maximizes our investment performance and allows our underwriting segment managers to focus solely on the generation of underwriting results.

Our investment objectives are as follows:

•	Preserve and grow our shareholders’ equity,

•	Maximize net investment income on an after-tax basis,

•	Maintain an appropriate liquidity to satisfy the requirements of current operations and insurance reserve obligations,

•	Comply with all applicable regulatory requirements, and

•	Effectively hedge the economic exposures of insurance liabilities in their functional currency.

Our investment policy is determined by our Board of Directors and our Investment and Finance Committee and is reviewed on a regular basis. We engage an independent investment advisor to oversee our investments, based on guidelines established by the Investment and Finance Committee, and to make investment recommendations. These guidelines specify the types of permitted investments and the maximum concentration by issuer and by financial rating. The majority of our investment assets are held by our insurance companies. The investment policy for each of our domestic insurance company subsidiaries must comply with applicable state and Federal regulations that prescribe the type, quality and concentration of investments. Investments of our foreign insurance companies must comply with the regulations of their country of domicile.

We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $5.2 billion and $4.6 billion of fixed income securities at December 31, 2010 and 2009, respectively. At year-end 2010, 99% of our fixed income securities were investment grade, of which 83% were rated AAA or AA. The portfolio has a weighted-average life of 7.5 years and a weighted-average duration of 5.5 years.

For additional discussion about the composition and results of our Investing Segment, see “Investing Segment” included in Management’s Discussion and Analysis.

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

Enterprise Risk Management

Our Enterprise Risk Management (ERM) process provides us with a structured approach to identify, manage, report and respond to downside risks or threats, as well as business opportunities. This process enables us to assess risks in a more consistent and transparent manner, resulting in improved recognition, management and monitoring of risk. The key objectives of our ERM process are to support our decision making and to promote a culture of risk awareness throughout the organization, thereby allowing us to preserve shareholders’ equity and grow book value.

Our ERM initiative is supported by the Enterprise Risk Oversight Committee of our Board of Directors. Our internal risk management functions are led by a Corporate Vice President of our Enterprise Risk Management Department, who reports to the President and Chief Executive Officer. A Risk Committee that reports to the President and Chief Executive Officer assists the Board in risk assessment.

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

Regulation

The following is a list of our insurance companies that are subject to regulation:

•	American Contractors Indemnity Company
•	Avemco Insurance Company
•	HCC Europe
•	HCC International Insurance Company
•	HCC Life Insurance Company
•	HCC Reinsurance Company Limited
•	HCC Specialty Insurance Company
•	Houston Casualty Company
•	Houston Casualty Company-London
•	Lloyd’s of London Syndicate 4141
•	Perico Life Insurance Company
•	Pioneer General Insurance Company
•	United States Surety Company
•	U.S. Specialty Insurance Company

The business of insurance is extensively regulated by the government. Our business depends on our compliance with applicable laws and regulations and our ability to maintain valid licenses and approvals for our operations. We devote a significant effort to obtain and maintain our licenses and to comply with the diverse and complex regulatory structure. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, regulatory authorities are vested with broad discretion to grant, renew and revoke licenses and approvals and to implement regulations governing the business and operations of insurers, insurance agents, brokers and third party administrators.

At this time, the insurance business in the United States is regulated primarily by the individual states. Although the extent of the regulation varies, it relates to, among other things: 1) standards of solvency that must be met and maintained, 2) licensing of insurers and their agents, 3) the nature of and limitations on investments, 4) premium rates, 5) restrictions on the size of risks that may be insured under a single policy, 6) reserves and provisions for unearned premium, losses and other obligations, 7) approval of policy forms, 8) regulation of market conduct, as well as other underwriting claim practices and 9) usage of certain methods of accounting for statutory reporting purposes.

State insurance regulations are intended primarily for the protection of policyholders rather than shareholders. The state insurance departments monitor compliance with regulations through periodic reporting procedures and examinations. The quarterly and annual financial reports to the state insurance regulators utilize statutory accounting principles, which are different from the GAAP basis we use in our reports to shareholders. Statutory accounting principles, in keeping with the intent to assure the protection of policyholders, are generally based on a solvency concept, while the GAAP basis is based on a going-concern concept. The state insurance regulators utilize risk-based capital measurements, developed by the National Association of Insurance Commissioners (NAIC), to identify insurance companies that potentially are inadequately capitalized.

In the United States, state insurance regulators classify direct insurance companies and some individual lines of business as “admitted” (also known as licensed) insurance or “non-admitted” (also known as surplus lines) insurance. Surplus lines insurance is offered by non-admitted companies on risks that are not insured in the particular state by admitted companies. All surplus lines insurance is required to be written through licensed surplus lines insurance brokers, who are required to be knowledgeable of and to follow specific state laws prior to placing a risk with a surplus lines insurer. Our insurance companies offer products on both an admitted and surplus lines basis.

The U.S. state insurance regulations also affect the payment of dividends and other distributions by insurance companies to their shareholders. Generally, insurance companies are limited by these regulations in the payment of dividends above a specified level. Dividends in excess of those thresholds are “extraordinary dividends” and are subject to prior regulatory approval. Many states require prior regulatory approval for all dividends.

Although the U.S. Federal government has not historically regulated the insurance industry, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act), enacted in July 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance. This Act also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance Office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters, and preempt state insurance measures under certain circumstances.

In the United Kingdom, the Financial Services Authority supervises all securities, banking and insurance businesses, including Lloyd’s of London. The Financial Services Authority oversees compliance with: 1) established periodic auditing and reporting requirements, 2) risk assessment reviews, 3) minimum solvency margins, 4) dividend restrictions, 5) restrictions governing the appointment of key officers, 6) restrictions governing controlling ownership interests and various other requirements. All of our U.K. operations, including Houston Casualty Company-London, are authorized and regulated by the Financial Services Authority.

HCC Europe is domiciled in Spain and operates on the equivalent of an “admitted” basis throughout the European Union. HCC Europe’s primary regulator is the Spanish General Directorate of Insurance and Pension Funds of the Ministry of the Economy and Treasury (Dirección General de Seguros y Fondos de Pensiones del Ministerio de Economía y Hacienda).

The European Union is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II”, which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. It aims to establish a revised set of EU-wide capital requirements and risk management standards that will replace the current solvency requirements. Solvency II is expected to be implemented in 2012, and we will be required to meet its requirements.

The following is a list of our underwriting agencies that are subject to regulation:

•	HCC Specialty
•	HCC Global Financial Products
•	HCC Indemnity Guaranty Agency
•	HCC Underwriting Agency
•	HCC Medical Insurance Services

The jurisdictions in which each underwriting agency operates impose licensing and other requirements. These regulations relate primarily to: 1) licensing as agents, brokers, reinsurance brokers, managing general agents or third party administrators, 2) advertising and business practice rules, 3) contractual requirements, 4) limitations on authority, 5) financial security and 6) record keeping requirements.

Risk-Based Capital

The NAIC has developed a formula for analyzing insurance companies called risk-based capital. The risk-based capital formula is intended to establish minimum capital thresholds that vary with the size and mix of an insurance company’s business and assets. It is designed to identify companies with capital levels that may require regulatory attention. At December 31, 2010, each of our domestic insurance companies’ total adjusted capital was significantly in excess of the authorized control level risk-based capital.

Insurance Regulatory Information System

The NAIC has developed a rating system, the Insurance Regulatory Information System, primarily intended to assist state insurance departments in overseeing the financial condition of all insurance companies operating within their respective states. The Insurance Regulatory Information System consists of eleven key financial ratios that address various aspects of each insurer’s financial condition and stability. Our insurance companies’ Insurance Regulatory Information System ratios generally fall within the usual prescribed ranges.

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

Terrorism Risk Insurance Act

The Federal Terrorism Risk Insurance Act (TRIA) was initially enacted in 2002 for the purpose of ensuring the availability of insurance coverage for certain acts of terrorism, as defined in the TRIA. The Terrorism Risk Insurance Extension Act of 2005 extended TRIA through December 31, 2007. In 2007, the President signed into law the Terrorism Risk Insurance Program Reauthorization Act of 2007 (Reauthorization Act). The Reauthorization Act extends the program through December 31, 2014. A major provision of the Reauthorization Act is the revision of the definition of “Act of Terrorism” to remove the requirement that the act of terrorism be committed by an individual acting on behalf of any foreign person or foreign interest in order to be certified under the Reauthorization Act. The Reauthorization Act requires a $100.0 million loss event to trigger coverage. For program years 2008 – 2014, the Federal government will reimburse 85% of an insurer’s losses in excess of the insurer’s deductible, up to the maximum annual Federal liability of $100.0 billion.

Under the Reauthorization Act, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. Our deductible for 2011 is approximately $148.6 million, which we would have to meet before Federal reimbursement would occur.

Legislative Initiatives

In recent years, state legislatures have considered or enacted laws that modify and, in many cases, increase state authority to regulate insurance companies and insurance holding company systems. State insurance regulators are members of the NAIC, which seeks to promote uniformity of and to enhance the state regulation of insurance. In addition, the NAIC and state insurance regulators, as part of the NAIC’s state insurance department accreditation program and in response to new federal laws, have re-examined existing state laws and regulations. Specifically they focused on insurance company investments, issues relating to the solvency of insurance companies, licensing and market conduct issues, streamlining agent licensing and policy form approvals, adoption of privacy rules for handling policyholder information, interpretations of existing laws, the development of new laws and the definition of extraordinary dividends.

In recent years, a variety of measures have been proposed at the federal level to reform the current process of Federal and state regulation of the financial services industries in the United States, which include the banking, insurance and securities industries. These measures, which are often referred to as financial services modernization, have as a principal objective, the elimination or modification of regulatory barriers to cross-industry combinations involving banks, securities firms and insurance companies. Also, the U.S. Federal government has recently expanded its presence in insurance oversight, as a result of the enactment of the Dodd-Frank Wall Street Reform and Consumer Protection Act. Although we believe state regulation of the insurance business would likely continue, an additional layer of federal regulation may arise in the future. In addition, some insurance industry trade groups are actively lobbying for legislation that would allow an option for a separate Federal charter for insurance companies. The full extent to which the Federal government could decide to directly regulate the business of insurance has not been determined by lawmakers.

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

We do not know at this time the full extent to which these Federal or state legislative or regulatory initiatives will or may affect our operations and no assurance can be given that they would not, if adopted or modified, have a material adverse effect on our business or our results of operations.

Financial Strength Ratings

Our insurance companies have strong financial strength ratings from Standard & Poor’s Corporation, Fitch Ratings, Moody’s Investors Service, Inc. and A.M. Best Company, Inc., all of which are internationally recognized independent rating agencies. Financial strength ratings are intended to provide an independent opinion of an insurer’s ability to meet its obligations to policyholders and are not evaluations directed at investors. Our financial strength ratings for our major domestic and international insurance companies as of December 31, 2010 were as follows:

	Standard	Fitch
	& Poor’s	Ratings	Moody’s	A.M. Best

Domestic insurance companies:
American Contractors Indemnity Company	AA	AA	—	A+
Avemco Insurance Company	AA	AA	—	A+
HCC Life Insurance Company	AA	AA	A1	A+
HCC Specialty Insurance Company	AA	AA	—	A+
Houston Casualty Company	AA	AA	A1	A+
Perico Life Insurance Company	—	AA	—	A+
U.S. Specialty Insurance Company	AA	AA	A1	A+
United States Surety Company	AA	AA	—	A+
International insurance companies:
HCC Europe	AA	—	—	—
HCC International Insurance Company	AA	—	—	—
HCC Reinsurance Company Limited	AA	—	—	—

Employees

At December 31, 2010, we had 1,883 employees. Of this number, 463 were employed by our U.S. Property & Casualty segment, 163 by our Professional Liability segment, 369 by our Accident & Health segment, 299 by our Surety & Credit segment, 377 by our International segment and 212 at the corporate headquarters and elsewhere. We are not a party to any collective bargaining agreement and have not experienced work stoppages or strikes as a result of labor disputes. We consider our employee relations to be good.

Available Information

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

Property and casualty insurers are subject to claims arising from catastrophes. Catastrophic losses have had a significant impact on our historical results. Catastrophes can be caused by various events, including hurricanes, tsunamis, windstorms, earthquakes, hailstorms, explosions, flooding, severe winter weather and fires and may include man-made events, such as terrorist attacks and systemic risks. The incidence, frequency and severity of catastrophes are inherently unpredictable. Some scientists believe that in recent years, changing climate conditions have added to the unpredictability and frequency of natural disasters.

The extent of losses from a catastrophe is a function of both the total amount of insured exposure in the area affected by the event and the severity of the event. Insurance companies are not permitted to reserve for a catastrophe until it has occurred. Catastrophes can cause losses in a variety of our property and casualty lines, and most of our past catastrophe-related claims have resulted from hurricanes and earthquakes; however, we experienced a significant loss as a result of the September 11, 2001 terrorist attack. Most of our exposure to catastrophes comes from our International segment, particularly related to our property and property treaty businesses.

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

Recent events, such as the subprime credit issues, volatility in the financial markets, the economic downturn and decline in the equity markets, may result in an increase in the number of claims and the severity of the claims reported, particularly in lines of business such as directors’ and officers’ liability, errors and omissions liability and trade credit insurance. Many of these items are not directly quantifiable in advance. Additionally, there may be a significant reporting delay between the occurrence of the insured event and the time it is reported to us.

The inherent uncertainties of estimating reserves are greater for certain types of liabilities, particularly those in which the various considerations affecting the type of claim are subject to change and in which long periods of time may elapse before a definitive determination of liability is made. Reserve estimates are continually refined in a regular and ongoing process as experience develops and further claims are reported and settled. Adjustments to our loss and loss adjustment expenses are reflected in our results of operations in the periods in which such estimates are changed. Because setting reserves is inherently uncertain, there can be no assurance that current reserves will prove adequate in light of subsequent events, particularly in volatile economic times and the often related changes in behavior of claimants and policyholders, including an increase in fraudulent reporting of exposures and/or losses, reduced maintenance of insured properties or increased frequency of small claims. If actual claims prove to be greater than our reserves, our financial position, results of operations and liquidity may be materially adversely affected.

We may be impacted by claims relating to credit market downturns and subprime insurance exposures.

We write corporate directors’ and officers’ liability, errors and omissions liability and other insurance coverages for financial institutions and financial services companies. We also write trade credit business for policyholders who have credit and political risk. The volatility and downturn in the financial markets in the past several years has had an impact on this part of the industry. As a result, this part of the industry has been the subject of heightened scrutiny and, in some cases, investigations by regulators with respect to the industry’s actions. These events may give rise to increased claims litigation, including class action suits, which may involve our insureds. To the extent that the frequency or severity of claims relating to these events exceeds our current estimates used for establishing reserves, it could increase our exposure to losses from such claims and could have a material adverse effect on our financial condition and results of operations.

The effects of emerging claim and coverage issues on our business are uncertain.

As industry practices and legal, judicial, social and other environmental conditions change, unexpected and unintended liability for claims and coverage may emerge. These changing conditions may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance or reinsurance contracts may not be known for many years after a contract is issued, and our financial position and results of operations may be materially adversely affected.

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

Virtually all states require insurers licensed to do business in that state to bear a portion of the loss suffered by some insureds as the result of impaired or insolvent insurance companies. In addition, states have from time to time passed legislation that has the effect of limiting the ability of insurers to manage catastrophe risk, such as legislation limiting insurers’ ability to increase rates and prohibiting insurers from withdrawing from catastrophe-exposed areas. The effect of these arrangements could materially adversely affect our results of operations.

Although the U.S. Federal government has not historically regulated the insurance business, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Act), enacted in July 2010, expands the federal presence in insurance oversight. The Act’s requirements include streamlining the state-based regulation of reinsurance and non-admitted insurance (also known as surplus lines insurance, which is property or casualty insurance written by a company that is not licensed to sell policies of insurance in a given state). This legislation also establishes a new Federal Insurance Office within the U.S. Department of the Treasury with powers over all lines of insurance except health insurance, certain long-term care insurance and crop insurance. The Federal Insurance office is authorized to, among other things, gather data and information to monitor aspects of the insurance industry, identify issues in the regulation of insurers about insurance matters and preempt state insurance measures under certain circumstances. As this Act calls for numerous studies and contemplates further regulation, the future impact of the Act on our results of operations or our financial condition cannot be determined at this time.

The European Union is phasing in a new regulatory regime for the regulation of financial services known as “Solvency II”, which is built on a risk-based approach to setting capital requirements for insurers and reinsurers. Solvency II is expected to be implemented in 2012. We could be impacted by the implementation of Solvency II, depending on the costs associated with implementation by each EU country, any increased capital requirements applicable to us, and any costs associated with adjustments to our operations.

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

Insurance industry participants may seek to consolidate through mergers and acquisitions. Continued consolidation within the insurance industry will further enhance the already competitive underwriting environment as we would likely experience more robust competition from larger, better capitalized competitors. These consolidated entities may use their enhanced market power and broader capital base to take business from us or to drive down pricing, which could adversely affect the results of our operations.

Risks Relating to our Business

Our inability to accurately assess underwriting risk could reduce our net earnings.

Our underwriting success is dependent on our ability to accurately assess the risks associated with the business on which the risk is retained. We rely on the experience of our underwriting staff in assessing these risks. If we fail to assess accurately the risks we retain, we may fail to establish appropriate premium rates and our reserves may be inadequate to cover our losses, which could reduce our net earnings. The underwriting process is further complicated by our exposure to unpredictable developments, including earthquakes, weather-related events and other natural catastrophes, as well as war and acts of terrorism and those that may result from volatility in the financial markets, the economic downturn and systemic risks.

Retentions in various lines of business expose us to potential losses.

We retain risk for our own account on business underwritten by our insurance companies. The determination to reduce the amount of reinsurance we purchase or not to purchase reinsurance for a particular risk or line of business is based on a variety of factors including market conditions, pricing, availability of reinsurance, the level of our capital and our loss history. Such determinations have the effect of increasing our financial exposure to losses associated with such risks or in such lines of business and, in the event of significant losses associated with such risks or lines of business, could have a material adverse effect on our financial position, results of operations and cash flows.

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

To the extent that reinsurers have excluded coverage for terrorist acts or have priced such coverage at rates that we believe are not practical, we, in our capacity as a direct insurer, do not have reinsurance protection and are exposed for potential losses as a result of any terrorist acts. To the extent an act of terrorism is certified by the Secretary of Treasury, we may be covered under the Terrorism Risk Insurance Program Reauthorization Act of 2007, for up to 85% of our losses in 2011 up to the maximum amount set out in the Reauthorization Act. However, any such coverage would be subject to a mandatory deductible. Our deductible under the Reauthorization Act during 2011 is approximately $148.6 million.

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

In our specialty insurance operations, we compete in narrowly-defined niche classes of business such as the insurance of private aircraft (in our U.S. Property & Casualty segment), directors’ and officers’ liability and errors and omissions liability (Professional Liability segment), employer sponsored, self-insured medical plans (Accident & Health segment), and surety (U.S. Surety & Credit and International segments), as distinguished from such general lines of business as automobile or homeowners insurance. We compete with a large number of other companies in our selected lines of business, including: Lloyd’s of London, ACE and XL in our International businesses; American International Group and U.S. Aviation Insurance Group (a subsidiary of Berkshire Hathaway, Inc.) in our aviation line of business; United Health and Symetra Financial Corp. in our Accident & Health businesses; and American International Group, The Chubb Corporation, ACE, St. Paul Travelers and XL in our Professional Liability businesses.

We face competition from specialty insurance companies, standard insurance companies and underwriting agencies, as well as from diversified financial services companies that are larger than we are and that have greater financial, marketing and other resources than we do. Some of these competitors also have longer experience and more market recognition than we do in certain lines of business. Furthermore, due to volatility in the financial markets and the related negative economic impact, the U.S. government has intervened in the operations of some of our competitors, which could lead to increased competition on uneconomic terms in certain of our lines of business. In addition to competition in the operation of our business, we face competition from a variety of sources in attracting and retaining qualified employees. We cannot assure that we will maintain our current competitive position in the markets in which we operate, or that we will be able to expand our operations into new markets. If we fail to do so, our results of operations and cash flows could be materially adversely affected.

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

Our future capital and liquidity requirements depend on many factors, including our ability to write new business successfully, to establish premium rates and reserves at levels sufficient to cover losses, and to maintain our current line of credit. We may need to raise additional funds through financings or curtail our growth and reduce our assets. Any equity or debt financing, if available at all in periods of stress and volatility in the financial markets, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, in any case, such securities may have rights, preferences and privileges that are senior to those of our common stock. If we cannot obtain adequate capital or funds for liquidity on favorable terms or at all, our business, results of operations and liquidity could be adversely affected. We may also be pre-empted from making acquisitions.

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

At December 31, 2010, $5.2 billion of our $5.7 billion investment portfolio was invested in fixed income securities. The fair value of these fixed income securities and the related investment income fluctuate depending on general economic and market conditions, including the continuing volatility in the market and economy as a whole. For our fixed income securities, the fair value generally increases or decreases in an inverse relationship with fluctuations in interest rates and credit spreads, while net investment income realized by us from future investments in fixed income securities will generally increase or decrease with interest rates. Mortgage-backed and other asset-backed securities may have different net investment income and/or cash flows from those anticipated at the time of investment. These securities have prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or extension risk when cash flows may be received later than anticipated because of rising interest rates.

Although 99% of our portfolio is investment grade, all of our fixed income securities are subject to credit risk. For mortgage-backed securities, credit risk exists if mortgagors default on the underlying mortgages. Notwithstanding the relatively low historical rates of default on many of these obligations, during an economic downturn, our state, municipal and non-U.S. sovereign bond portfolios could be subject to a higher risk of default or impairments due to declining tax bases and revenue. If any of the issuers of our fixed income securities suffer financial setbacks, the ratings on the fixed income securities could fall (with a concurrent fall in fair value) and, in a worst case scenario, the issuer could default on its financial obligations. If the issuer defaults, we could have realized losses associated with the impairment of the securities.

The impact of fluctuations in the market prices of securities affects our financial statements. Because the majority of our fixed income securities are classified as available for sale, changes in the fair value of our securities are reflected in our other comprehensive income. Similar treatment is not available for liabilities. Therefore, interest rate fluctuations could adversely affect our financial position. The unrealized pretax net investment gains on our available for sale fixed income securities were $134.6 million, $156.3 million and $14.6 million at December 31, 2010, 2009 and 2008, respectively.

In 2008 and 2009 and continuing in 2010, the financial markets and the economy have been severely affected by various events. This has impacted interest rates and has caused large writedowns in other companies’ financial instruments either due to the market fluctuations or the impact of the events on the debtors’ financial condition. The continuing turmoil in the financial markets and the economy could adversely affect the valuation of our investments and cause us to have to record other-than-temporary impairment losses on our investments, which could have a material adverse effect on our financial position and result of operations.

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

We cannot predict whether we will be able to find suitable acquisition targets, nor can we predict whether we would be able to acquire these additional companies on terms favorable to us or if we will be able to successfully integrate the acquired operations into our business. We do not know if we will realize any anticipated benefits of completed acquisitions or if there will be substantial unanticipated costs associated with new acquisitions. In addition, future acquisitions by us may result in potentially dilutive issuances of our equity securities, the incurrence of additional debt, and/or the recognition of potential impairment of goodwill and other intangible assets. Each of these factors could materially adversely affect our financial position and results of operations.

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

Recent federal health care reform legislation may lead to changes in the country’s health care delivery system.

The Patient Protection and Affordable Care Act and the related amendments in the Health Care and Education Reconciliation Act, enacted in March 2010, may lead to changes in the country’s health care delivery system. As a result of this legislation, there may be numerous changes in the health care industry, including an increasing percentage of the population that is covered for health care costs. As the Patient Protection and Affordable Care Act contemplates further regulation, we are unable to assess with any certainty the full impact this legislation will have on our business. As a result, it could have a material adverse effect on the volume and profitability of our medical stop-loss, medical excess and short-term medical insurance products.

We cannot predict the effect, if any, climate change may have on the risks we insure.

Various scientists, environmentalists, international organizations, regulators and other commentators believe that global climate change has added, and will continue to add, to the unpredictability, frequency and severity of natural disasters (including, but not limited to, hurricanes, tornadoes, freezes, other storms and fires) in certain parts of the world. In response to this belief, a number of legal and regulatory measures as well as social initiatives have been introduced in an effort to reduce greenhouse gas and other carbon emissions which may be chief contributors to global climate change.

We cannot predict the impact that changing climate conditions, if any, will have on our results of operations or our financial condition. Moreover, we cannot predict how legal, regulatory and social responses to concerns about global climate change will impact our business. However, to the extent climate change does increase the unpredictability, frequency or severity of natural disasters, we may face increased claims, which could have a material adverse effect on our financial position, results of operations and cash flows.

We may not be able to delay or prevent an inadequate or coercive offer for change in control, and regulatory rules and required approvals might delay or deter a favorable change of control.

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

Our principal office facilities, with more than 25,000 square feet, are as follows:

Segment	Location	Sq. Ft.	Termination date of lease

U.S. Property & Casualty and Corporate headquarters	Houston, Texas	51,000	Owned
U.S. Property & Casualty	Houston, Texas	77,000	Owned
	Mount Kisco, New York	38,000	Owned
	Wakefield, Massachusetts	28,000	February 28, 2017
	Dallas, Texas	28,000	August 31, 2013
	Auburn Hills, Michigan	27,000	May 31, 2012
Accident & Health	Atlanta, Georgia	31,000	December 31, 2011
	Minneapolis, Minnesota	25,000	September 30, 2012
U.S. Surety & Credit	Los Angeles, California	40,000	May 31, 2017
International	London, England	30,000	December 24, 2015

Item 3.	Legal Proceedings

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

The intra-day high and low sales prices for quarterly periods from January 1, 2009 through December 31, 2010, as reported by the New York Stock Exchange, were as follows:

	2010		2009
	High	Low	High	Low

First quarter	$29.00	$26.29	$26.68	$20.07
Second quarter	28.10	23.85	27.54	23.02
Third quarter	26.57	24.10	28.81	23.42
Fourth quarter	29.18	25.66	29.01	25.58

On February 18, 2011, the last reported sales price of our common stock as reported by the New York Stock Exchange was $31.90 per share.

Shareholders

We have one class of authorized capital stock: 250.0 million shares of common stock, par value $1.00 per share. On February 18, 2011, there were 120.9 million shares of common stock issued and 114.9 million shares of common stock outstanding held by 680 shareholders of record; however, we estimate there are approximately 62,000 beneficial owners.

Dividend Policy

Cash dividends declared on a quarterly basis in 2010 and 2009 were as follows:

	2010	2009

First quarter	$0.135	$0.125
Second quarter	0.135	0.125
Third quarter	0.145	0.135
Fourth quarter	0.145	0.135

Beginning in June 1996, we announced a planned quarterly program of paying cash dividends to shareholders. Our Board of Directors may review our dividend policy from time to time, and any determination with respect to future dividends will be made in light of regulatory and other conditions at that time, including our earnings, financial condition, capital requirements, loan covenants and other related factors. Under the terms of our bank loan facility, we are prohibited from paying dividends in excess of an agreed upon maximum amount in any year. That limitation should not affect our ability to pay dividends in a manner consistent with our past practice and current expectations. While we have no formal dividend policy, we presently intend to continue dividend payments in an amount and frequency consistent with our past practice.

Issuer Purchases of Equity Securities

On June 20, 2008, our Board of Directors approved the repurchase of up to $100.0 million of common stock. On June 1, 2010, we announced that our Board of Directors approved a new authorization for $300.0 million and cancelled $0.7 million remaining under the original authorization. The net share purchase plan authorizes purchases to be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended.

Purchases under the plan are subject to market and business conditions, as well as HCC’s level of cash generated from operations, cash required for acquisitions, debt covenant compliance, trading price of the stock being at or below book value, and other relevant factors. The purchase plan does not obligate HCC to purchase any particular number of shares, and may be suspended or discontinued at any time at HCC’s discretion. As of December 31, 2010, we had purchased $133.9 million or 6.0 million shares of our common stock in the open market pursuant to these repurchase programs.

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs

October 1 - October 31, 2010	—	—	—	$289,027,526
November 1 - November 30, 2010	754,310	$28.02	754,310	$267,895,507
December 1 - December 31, 2010	90,000	$28.32	90,000	$265,347,025

Total	844,310		844,310

Performance Graph

The following graph shows a comparison of cumulative total returns for an investment of $100.00 made on December 31, 2005 in the common stock of HCC Insurance Holdings, Inc., the Standard & Poor’s Composite 1500 Index and the Standard & Poor’s Midcap 400 Index. The graph assumes that all dividends were reinvested.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

Total Return to Shareholders
(includes reinvestment of dividends)

Company / Index	2005	2006	2007	2008	2009	2010
HCC Insurance Holdings, Inc.	$100.00	$109.39	$99.13	$94.27	$100.54	$106.22
S&P Composite 1500 Index	100.00	115.34	121.64	76.97	97.95	113.99
S&P MidCap 400 Index	100.00	110.32	119.12	75.96	104.36	132.16

This performance graph shall not be deemed to be incorporated by reference into our Securities and Exchange Commission filings and should not constitute soliciting material or otherwise be considered filed under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data

The selected consolidated financial data set forth below has been derived from the Consolidated Financial Statements. All information contained herein should be read in conjunction with the Consolidated Financial Statements and the related Notes and with Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Report.

	Years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Statement of earnings data

Revenue
Net earned premium	$2,041,924	$2,037,235	$2,007,774	$1,985,086	$1,709,189
Net investment income	203,819	191,965	164,751	206,462	152,804
Other operating income	44,832	82,669	61,985	106,889	146,942
Net realized investment gain (loss)	12,104	12,076	(16,808)	13,188	(841)
Other-than-temporary impairment loss
Total loss	(378)	(6,443)	(11,133)	—	—
Portion recognized in other comprehensive income	(47)	1,014	—	—	—

Net loss recognized in earnings	(425)	(5,429)	(11,133)	—	—

Total revenue	2,302,254	2,318,516	2,206,569	2,311,625	2,008,094

Expense
Loss and loss adjustment expense, net	1,213,029	1,215,759	1,211,873	1,183,947	1,011,856
Policy acquisition costs, net	322,046	308,554	308,587	289,862	252,684
Other operating expense	256,004	259,488	233,509	241,642	222,324
Interest expense	21,348	16,164	20,362	16,270	18,128

Total expense	1,812,427	1,799,965	1,774,331	1,731,721	1,504,992

Earnings before income tax expense	489,827	518,551	432,238	579,904	503,102
Income tax expense	144,731	164,683	130,118	188,351	165,191

Net earnings	$345,096	$353,868	$302,120	$391,553	$337,911

Earnings per common share
Basic	$3.00	$3.14	$2.63	$3.47	$3.04

Diluted	$2.99	$3.11	$2.61	$3.35	$2.89

Weighted average shares outstanding
Basic	113,863	112,200	114,848	112,873	111,309

Diluted	114,077	113,058	115,463	116,997	116,736

Cash dividends declared, per share	$0.56	$0.52	$0.47	$0.42	$0.375

	December 31,
	2010	2009	2008	2007	2006
		(in thousands, except per share data)

Balance sheet data

Total investments	$5,687,095	$5,456,229	$4,804,283	$4,672,277	$3,927,995
Premium, claims and other receivables	635,867	600,332	770,823	763,401	864,705
Reinsurance recoverables	1,006,855	1,016,411	1,054,950	956,665	1,169,934
Ceded unearned premium	278,663	270,436	234,375	244,684	226,125
Goodwill	821,648	822,006	858,849	776,046	742,677

Total assets	$9,064,082	$8,834,391	$8,332,000	$8,074,520	$7,626,025

Loss and loss adjustment expense payable	3,471,858	3,492,309	3,415,230	3,227,080	3,097,051
Unearned premium	1,045,877	1,044,747	977,426	943,946	920,530
Premium and claims payable	144,495	154,596	405,287	497,974	646,224
Notes payable	298,637	298,483	343,649	319,471	297,574

Shareholders’ equity	$3,296,432	$3,031,183	$2,640,023	$2,443,695	$2,050,009

Book value per share*	$28.67	$26.58	$23.27	$21.24	$18.35

Shares outstanding	114,968	114,051	113,444	115,069	111,731

*	Book value per share is calculated by dividing outstanding shares into total shareholders’ equity.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis should be read in conjunction with the Selected Financial Data and the Consolidated Financial Statements and related Notes.

Overview

We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, underwriting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $31.90 on February 18, 2011, resulting in market capitalization of $3.7 billion.

We underwrite a variety of relatively non-correlated specialty lines of business, including property and casualty, accident and health, surety, credit and aviation. Insurance products are marketed through a network of independent agents and brokers, managing general agents and directly to consumers. In addition, we assume insurance written by other insurance companies. We manage our businesses through five underwriting segments and our Investing segment. Our underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International.

Our business philosophy is to maximize underwriting profit while managing risk in order to preserve shareholders’ equity, grow book value and maximize earnings. We concentrate our insurance writings in selected specialty lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to increase net earnings and grow book value, rather than to grow our market share or our gross written premium.

Key facts about our consolidated group as of and for the year ended December 31, 2010 are as follows:

•	Our common shares closed at $28.94 per share.

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $28.67.

•	We generated net earnings of $345.1 million, or $2.99 per diluted share.

•	We produced total revenue of $2.3 billion, of which 89% related to net earned premium and 9% related to net investment income.

•	Our new property treaty business, which is susceptible to catastrophic events and large losses, generated $47.6 million of net earned premium and had a net loss ratio of 58.2%, including catastrophic losses.

•	We recognized gross losses of $44.0 million and net losses, after reinsurance, of $22.5 million from various large losses, mainly in our property treaty business, which are viewed as catastrophic events in the specialty insurance market. The catastrophic net losses increased our net loss ratio and our combined ratio by 1.1 percentage points. In addition, we recognized $31.7 million of gross losses for the Deepwater Horizon rig disaster, for which we had a minimal net loss due to significant facultative and treaty reinsurance.

•	Our net loss ratio, including the catastrophic losses, was 59.4% and our combined ratio was 84.6%.

•	We increased our dividend for the 14th consecutive year and paid $63.2 million of dividends.

•	We purchased $35.1 million of our common stock at an average cost of $26.99 per share. At year-end, we had $265.3 million shares remaining under our $300.0 million share buyback authorization.

•	We held a total investment portfolio of $5.7 billion, of which $5.2 billion were fixed income securities with an average rating of AA+.

The following sections discuss our key operating results. The reason for any significant variations between 2009 and 2008 are the same as those discussed for variations between 2010 and 2009, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.

Reporting Segment Changes

In the third quarter of 2010, our chief executive officer, in the role of chief operating decision maker (CODM), completed the reorganization of HCC’s management structure in order to manage and evaluate the company’s operations from an insurance underwriting perspective, in line with our portfolio of insurance products. We have changed our segment reporting structure to reflect these changes. Previously, we reported our results in the Insurance Company, Agency, and Other Operations segments. We now report our results in the six operating segments identified above, each of which reports to an HCC executive who is responsible for the segment results. See Note 12, “Segments” to the Consolidated Financial Statements for additional discussion of our new reporting segments.

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

We also now present an expense ratio for each reportable segment. All of our expense ratios are calculated using amounts included in our GAAP consolidated financial statements. The formulas are as follows:

•	Consolidated expense ratio – sum of other expense for each of our insurance segments, divided by the sum of segment revenue for each of our insurance segments.

•	Segment expense ratio – segment other expense divided by segment revenue.

Results of Operations

Our results and key metrics for the past three years were as follows:

	2010	2009	2008

Net earnings	$345,096	$353,868	$302,120

Earnings per diluted share	$2.99	$3.11	$2.61

Net loss ratio	59.4%	59.7%	60.4%
Expense ratio	25.2	24.3	24.7

Combined ratio	84.6%	84.0%	85.1%

In 2010, we had $22.7 million of favorable development of our prior years’ net loss reserves, primarily from our: 1) U.K. professional liability business, 2) an assumed quota share contract, 3) aviation and 4) prior years’ hurricanes. We had favorable development of $53.5 million in 2009 and $82.4 million in 2008, primarily from those same lines of businesses, as well as our directors’ and officers’ liability business in 2008. The redundancies in the three-year period primarily related to our 2002 – 2007 underwriting years.

In late 2009, we began to write property treaty reinsurance business that covers catastrophic risks worldwide. In 2010, we wrote $59.9 million of net premium, which generated $47.6 million of earned premium. This line, which is susceptible to catastrophic events and large losses such as those described in the next paragraph, had a net loss ratio of 58.2% for 2010.

In 2010, we recognized gross losses of $44.0 million from various catastrophic events, the most significant of which was the Chilean earthquake. After reinsurance, our pretax losses were $22.5 million. In 2008, we incurred gross losses of $98.2 million from Hurricanes Gustav and Ike (referred to herein as the 2008 hurricanes). Our 2008 pretax losses after reinsurance were $22.3 million, which included $19.4 million of losses reported in loss and loss adjustment expense and $2.9 million of premiums to reinstate our excess of loss reinsurance protection, which reduced net earned premium.

Over the last three years, we had an average combined ratio below 85%. Our net loss ratios reflected the favorable development and catastrophic losses mentioned above. Our expense ratio represents expenses incurred by our insurance segments. The lower expense ratios in 2009 and 2008 primarily related to the benefit of $10.5 million and $11.9 million, respectively, of profit commissions from reinsurance, which offset our insurance companies’ operating expenses.

These items are discussed in greater detail below and in the following “Segment Operations” section.

Revenue

We generate our revenue from five primary sources:

•	risk-bearing earned premium produced by our underwriting segments,

•	investment income earned on our consolidated investment portfolio by our Investing segment,

•	fee and commission income received from third party insurers for premium produced for them by our underwriting agencies,

•	recurring, but less frequent, transaction-based revenues, primarily related to various financial products in our U.S. Property & Casualty segment, and

•	realized investment gains and losses and other-than-temporary impairment (OTTI) credit losses related to our fixed income securities portfolio.

Total revenue decreased $16.3 million in 2010, compared to 2009, primarily due to lower other operating income, partially offset by increased investment income from growth in our investment portfolio. Other operating income in 2009 included $25.0 million related to dissolution of a reinsurance contract with Mortgage Guarantee Insurance Company (MGIC), which is discussed below. Total revenue increased $111.9 million in 2009, compared to 2008, due to higher net earned premium, increased investment income and the $25.0 million MGIC fee. In addition, there were losses in 2008 on fixed income investments, alternative investments and trading securities, mainly due to the credit crisis.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	2010	2009	2008

U.S. Property & Casualty	$538,475	$603,408	$619,283
Professional Liability	596,291	639,469	553,941
Accident & Health	761,729	745,035	725,925
U.S. Surety & Credit	226,866	203,522	183,384
International	453,478	337,562	350,449
Exited Lines	2,069	30,795	65,781

Total gross written premium	$2,578,908	$2,559,791	$2,498,763

U.S. Property & Casualty	$328,821	$382,807	$418,344
Professional Liability	401,562	447,080	412,383
Accident & Health	761,373	744,554	725,477
U.S. Surety & Credit	209,373	189,208	175,533
International	324,344	253,060	274,638
Exited Lines	724	29,580	54,243

Total net written premium	$2,026,197	$2,046,289	$2,060,618

U.S. Property & Casualty	$339,513	$379,439	$438,051
Professional Liability	425,226	444,534	361,630
Accident & Health	760,034	741,539	711,297
U.S. Surety & Credit	199,908	182,627	167,914
International	316,186	256,122	269,667
Exited Lines	1,057	32,974	59,215

Total net earned premium	$2,041,924	$2,037,235	$2,007,774

The 2010 growth in premium from our insurance segments occurred primarily in the International segment, directly related to our new property treaty business that we began to write in late 2009. There were offsetting increases and decreases in premium in our other segments, which partially offset the reduction of premium in our Exited Lines. The 2009 growth in premium primarily occurred in the Professional Liability and Accident & Health segments, partially offset by a decrease in premium in our U.S. Property & Casualty and International segments. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.

Net investment income, which is included in our Investing segment, increased 6% in 2010 and 17% in 2009, primarily due to higher income from fixed income securities. Our fixed income securities portfolio increased 12% in 2010 and 9% in 2009, from $4.3 billion at December 31, 2008 to $4.6 billion at December 31, 2009 and $5.2 billion at December 31, 2010. The growth in fixed income securities resulted primarily from cash flow from operations and reinvestment of funds that were held in short-term investments during 2009 and in alternative investments during 2008. Short-term investment income declined due to lower average short-term investment balances in 2010 and significantly lower short-term market interest rates in 2009 and 2010. In 2008, we experienced $30.8 million of losses on alternative investments (primarily fund-of-fund hedge fund investments), which we redeemed in late 2008 and reinvested in fixed income securities.

The sources of net investment income are detailed below.

	2010	2009	2008

Fixed income securities
Taxable	$110,517	$106,690	$98,538
Exempt from U.S. income taxes	92,297	82,760	76,172

Total fixed income securities	202,814	189,450	174,710
Short-term investments	900	1,978	17,855
Other	4,344	4,338	(23,873)

Total investment income	208,058	195,766	168,692
Investment expense	(4,239)	(3,801)	(3,941)

Net investment income	$203,819	$191,965	$164,751

As discussed above under “Reporting Segment Changes”, we made certain changes to our presentation of other operating income in connection with our resegmentation. The table below, which details the components of other operating income, reflects these presentation changes in all periods.

	2010	2009	2008

Fee and commission income	$30,084	$43,278	$52,347
Strategic investments	688	4,538	12,218
Trading securities	—	—	(11,698)
Financial instruments	8,767	4,703	(608)
Contract using deposit accounting	—	25,532	2,013
Other	5,293	4,618	7,713

Other operating income	$44,832	$82,669	$61,985

Fee and commission income related to third party agency and broker commissions decreased year-over-year, primarily in our International segment due to reduced brokerage volume following the sale of our U.K. reinsurance broker in late 2009. We sold 100% of the stock of Rattner Mackenzie Limited and realized a loss of $4.7 million, which is included in Other above. Strategic investments included gains of $2.4 million in 2009 and $9.2 million in 2008 related to sales of such investments. In 2008, trading securities included losses from the decline in the market value of these securities, which we sold in late 2008.

The financial instruments line, related to two derivative contracts denominated in British pound sterling, includes the effect of foreign currency fluctuations compared to the U.S. dollar. In 2010, financial instruments also included an $8.0 million gain related to commutation of one of these derivative contracts. In 2009, the contract using deposit accounting included a $25.0 million fee we received for dissolving all of our liability, loss-free, under the MGIC reinsurance contract. This contract provided reinsurance coverage for certain residential mortgage guaranty contracts. We had been recording revenue under this contract using the deposit method of accounting because we determined the contract did not transfer significant underwriting risk. Our $25.0 million fee was partially offset by $9.9 million of expenses for reinsurance and other direct costs, which were included in other operating expense. The income from dissolving the derivative contract and the MGIC contract is included in our U.S. Property & Casualty segment.

Loss and Loss Adjustment Expense

We incur expenses for insurance claims paid or payable to policyholders, as well as the potential liability for incurred but not reported claims, and the expense to adjust and settle all claims (collectively referred to as loss and loss adjustment expense). Our net loss ratio is the percentage of our loss and loss adjustment expense divided by our net earned premium in each year.

Loss development represents an increase or decrease in estimates of ultimate losses related to business written in prior accident years. Such increases or decreases are recorded as loss and loss adjustment expense in the current reporting year. A redundancy, also referred to as favorable development, means the original ultimate loss estimate was higher than the current estimate. A deficiency, or adverse development, means the current ultimate loss estimate is higher than the original estimate.

The tables below detail our net loss and loss adjustment expense by segment, the amount of development by segment included in our net loss and loss adjustment expense, and the net loss ratio by segment.

	2010	2009	2008

U.S. Property & Casualty	$191,108	$201,311	$241,151
Professional Liability	265,465	276,558	223,229
Accident & Health	556,848	540,917	515,211
U.S. Surety & Credit	52,940	54,618	39,829
International	143,412	94,550	129,429
Exited Lines	3,256	47,805	63,024

Net loss and loss adjustment expense	$1,213,029	$1,215,759	$1,211,873

(Favorable) adverse development:
U.S. Property & Casualty	$(15,891)	$(25,942)	$(23,540)
Professional Liability	9,624	(674)	(18,675)
Accident & Health	9,840	3,061	(12,323)
U.S. Surety & Credit	(7,181)	(10,497)	(3,882)
International	(22,277)	(30,894)	(34,804)
Exited Lines	3,222	11,422	10,853

Total favorable development	(22,663)	(53,524)	(82,371)
Catastrophe losses	22,500	—	19,379
All other net loss and loss adjustment expense	1,213,192	1,269,283	1,274,865

Net loss and loss adjustment expense	$1,213,029	$1,215,759	$1,211,873

U.S. Property & Casualty	56.3%	53.1%	55.1%
Professional Liability	62.4	62.2	61.7
Accident & Health	73.3	72.9	72.4
U.S. Surety & Credit	26.5	29.9	23.7
International	45.4	36.9	48.0

Consolidated net loss ratio	59.4%	59.7%	60.4%

The year-over-year change in our total loss and loss adjustment expense was minimal for the three-year period, although the amount of favorable development declined each year. Our loss and loss adjustment expense included favorable development of $22.7 million in 2010, $53.5 million in 2009 and $82.4 million in 2008. The International segment’s loss and loss adjustment expense increased in 2010 due to estimated losses on premium written for our new property treaty business, combined with the 2010 catastrophe losses. The International segment’s 2009 loss and loss adjustment expense decreased compared to 2008 due to the 2008 hurricanes occurring in that year. See the “Segment Operations” section below for additional discussion of the changes in our loss and loss adjustment expense, development and net loss ratios for each segment.

Our net paid loss ratio is the percentage of losses paid, net of reinsurance, divided by net earned premium for the year. The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	2010	2009	2008

Net reserves for loss and loss adjustment expense payable at beginning of year	$2,555,840	$2,416,271	$2,342,800
Net reserve additions from acquired businesses	8,110	36,522	29,053
Foreign currency adjustment	(21,127)	25,067	(82,677)
Net loss and loss adjustment expense	1,213,029	1,215,759	1,211,873
Net loss and loss adjustment expense payments	(1,218,080)	(1,137,779)	(1,084,778)

Net reserves for loss and loss adjustment expense payable at end of year	$2,537,772	$2,555,840	$2,416,271

Net paid loss ratio	59.7%	55.8%	54.0%

Our net paid loss ratio was higher in 2010, primarily due to a higher amount of claims payments for our directors’ and officers’ liability and medical stop-loss products. In 2009, we commuted certain loss reserves related to the assumed accident and health business included in our Exited Lines for $43.9 million. This commutation had no material effect on net earnings but increased our 2009 net paid loss ratio by 2.1 percentage points.

Policy Acquisition Costs

Policy acquisition costs relate to direct costs we incur to issue insurance policies, including commissions, premium taxes and compensation of our underwriters. The percentage of policy acquisition costs to net earned premium was 15.8% in 2010, 15.1% in 2009 and 15.4% in 2008. The lower percentages in 2009 and 2008 primarily related to reinsurance profit commissions, which are recorded as a reduction of policy acquisition costs, of $1.6 million in 2010, $10.6 million in 2009 and $13.6 million in 2008. In addition, we recorded a $3.8 million premium deficiency reserve in our International segment at year-end 2008, which increased the amount of policy acquisition costs recognized in 2008 and reduced the amount recognized in 2009.

Other Operating Expense

Other operating expense, of which approximately 62% relates to compensation and benefits of our employees, decreased 1% in 2010 and increased 11% in 2009. We had 1,883 employees at December 31, 2010, compared to 1,864 at December 31, 2009 and 2008. In 2009, we sold our U.K. reinsurance broker and our commercial marine agency business, which reduced our other operating expense in 2010. Our other operating expense included $3.0 million in 2010 and $9.9 million in 2009 of direct costs related to dissolving the derivative contract and the MGIC reinsurance contract, respectively, discussed above. In addition, our 2009 other operating expense was higher than 2008 due to compensation and other operating expenses related to businesses acquired in late 2008 and 2009, as well as higher profit-related bonuses for our underwriters. The 2009 expense was partially offset by a $5.6 million benefit from reversal of a reserve for uncollectible reinsurance that was collected. We recognized $1.6 million of expense in 2010, compared to gains of $0.6 million in 2009 and $1.9 million in 2008, related to foreign currency conversion.

Other operating expense included $13.6 million, $16.0 million and $13.7 million in 2010, 2009 and 2008, respectively, of stock-based compensation expense, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. Stock-based compensation expense was lower in 2010 due to the forfeiture of restricted stock grants by former employees and full vesting of certain stock options. In 2010, we granted $25.0 million of restricted stock awards and units, with a weighted-average life of 5.7 years. At December 31, 2010, there was approximately $26.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.8 years.

Interest Expense

Interest expense on debt and short-term borrowings increased $5.2 million in 2010 and decreased $4.2 million in 2009. During 2008 and 2009, we had $124.7 million of 1.30% Convertible Notes outstanding and we borrowed and repaid our Revolving Loan Facility (the Facility) as needed. In the fourth quarter of 2009, we issued $300.0 million of 6.30% Senior Notes, with an effective interest rate of 6.37%, and redeemed the Convertible Notes and repaid the Facility. Our 2010 interest expense includes $19.3 million for the Senior Notes. The higher interest expense in 2008 primarily related to more borrowings on the Facility at a higher interest rate. Interest on the Facility was based on 30-day LIBOR plus 25 basis points.

Income Tax Expense

Our income taxes are due to U.S. Federal, state, local and foreign jurisdictions. Our effective income tax rate was 29.5% for 2010, compared to 31.8% for 2009 and 30.1% for 2008. The lower effective rate in 2010 related to: 1) a benefit in 2010 from adjusting our tax accruals to the actual amount of taxes paid for 2009, compared to expense in 2009 for a related adjustment of our 2008 tax accruals, 2) the reversal of certain liabilities for uncertain tax positions due to the expiration of various tax statutes and 3) the increased benefit from tax-exempt investment income relative to a lower pretax income base, which also lowered the effective rate in 2008.

Segment Operations

Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. The insurance segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual and catastrophic risks. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five underwriting segments and our Investing segment.

U.S. Property & Casualty Segment

Our U.S. Property & Casualty segment writes specialty lines of insurance such as aviation, small account errors and omissions liability (E&O), public risk, employment practices liability, title, residual value, disability, contingency, kidnap and ransom, difference in conditions, occupational accident and brown water marine. The products are written through our underwriting agencies, third party agents and brokers, or on a direct basis in the United States. The majority of the business is primary coverage, with reinsurance on certain product lines. Certain products, including aviation, public risk and difference in conditions, have catastrophic exposure. Claims for most products are reported and settled on a short to medium-term basis.

The following tables summarize the operations of the U.S. Property & Casualty segment.

	2010	2009	2008

Net earned premium	$339,513	$379,439	$438,051
Other revenue	31,201	53,105	24,060

Segment revenue	370,714	432,544	462,111

Loss and loss adjustment expense, net	191,108	201,311	241,151
Other expense	103,229	115,198	119,823

Segment expense	294,337	316,509	360,974

Segment pretax earnings	$76,377	$116,035	$101,137

Net loss ratio	56.3%	53.1%	55.1
Expense ratio	27.8	26.6	25.9

Combined ratio	84.1%	79.7%	81.0%

Aviation	$115,952	$129,626	$139,838
E&O	95,275	118,834	126,128
Public Risk	46,409	39,986	25,600
Other	81,877	90,993	146,485

Total net earned premium	$339,513	$379,439	$438,051

Aviation	55.0%	56.6%	62.6%
E&O	79.2	61.5	51.5
Public Risk	61.8	66.3	72.3
Other	28.4	31.2	47.9

Total net loss ratio	56.3%	53.1%	55.1%

Aviation	$162,539	$176,073	$185,786
E&O	81,567	109,163	127,530
Public Risk	64,802	66,176	42,871
Other	229,567	251,996	263,096

Total gross written premium	$538,475	$603,408	$619,283

Aviation	$110,539	$124,336	$136,019
E&O	81,443	109,026	127,177
Public Risk	46,844	48,524	28,553
Other	89,995	100,921	126,595

Total net written premium	$328,821	$382,807	$418,344

The U.S. Property & Casualty segment pretax earnings declined 34% in 2010 primarily due to: 1) lower net earned premium, primarily related to pricing competition and 2) the year-over-year impact of a pretax gain of $5.0 million in 2010 and $15.6 million in 2009 related to the dissolution of two contracts discussed below. Segment earnings increased 15% in 2009 compared to 2008, primarily due to the $15.6 million pretax gain.

In 2009 and again in 2010, we wrote less premium in most of these product lines due to continued pricing competition in the segment’s markets. In particular, aviation experienced price decreases in its U.S. markets. Our E&O volume also declined as we continued to re-underwrite that product in mid-2009, employing more stringent underwriting criteria in reaction to higher losses. Our public risk premium increased in 2009 due to the acquisition of several small agencies that specialize in public risk insurance in late 2008. Premium grouped in Other, which includes numerous types of specialty insurance products, declined in 2010 and 2009, primarily because we wrote less occupational accident and residual value insurance in 2010 and an assumed quota share contract expired in mid-2008.

The segment’s loss ratios reflect higher 2010 accident year losses, as well as the year-over-year change in loss development. The segment had favorable development of $15.9 million in 2010, compared $25.9 million in 2009 and $23.5 million in 2008. The 2010 favorable development primarily related to an assumed quota share contract that is in runoff, as well as to aviation, public risk and smaller product lines (included in Other). The 2009 and 2008 favorable development primarily related to aviation and the quota share contract. In 2010, E&O experienced higher 2010 accident year losses, as well as adverse development related to the 2006 – 2009 underwriting years. Higher 2009 accident year losses increased aviation’s loss ratio in 2009, compared to 2010. The 2008 hurricanes increased the 2008 loss ratios for aviation, public risk and the quota share contract.

We dissolved our interest in a derivative contract in 2010 and in the MGIC contract in 2009, which generated $5.0 million and $15.6 million, respectively, of pretax earnings in these years. Related to these transactions, we received cash of $8.3 million in 2010 and $25.0 million in 2009, which was included in other revenue, and incurred reinsurance and other direct costs of $3.0 million in 2010 and $9.9 million in 2009, which were included in other expense. These transactions increased the segment’s expense ratio by 0.8 percentage points in 2010 and 2.3 percentage points in 2009. The higher expense ratio in 2010 primarily related to the lower level of earned premium in that year. The segment’s remaining other revenue relates to fee and commission income earned by our agencies from third party insurance companies.

Professional Liability Segment

Our Professional Liability segment includes our directors’ and officers’ (D&O) liability, large account E&O liability, fiduciary liability, fidelity, bankers’ blanket bonds and, for some D&O policyholders, employment practices liability coverage. This business is written in the United States and internationally through our underwriting agencies. Policies provide both primary and excess coverage, are generally long-tailed and may have potential severity. Claims on the D&O excess layers generally take longer to settle than claims in our other segments, due to complex litigation by third parties against our insureds, which form the basis for claims on our policies.

The following tables summarize the operations of the Professional Liability segment.

	2010	2009	2008

Net earned premium	$425,226	$444,534	$361,630
Other revenue	981	(212)	(736)

Segment revenue	426,207	444,322	360,894

Loss and loss adjustment expense, net	265,465	276,558	223,229
Other expense	74,524	59,744	42,186

Segment expense	339,989	336,302	265,415

Segment pretax earnings	$86,218	$108,020	$95,479

Net loss ratio	62.4%	62.2%	61.7%
Expense ratio	17.5	13.4	11.7

Combined ratio	79.9%	75.6%	73.4%

U.S. D&O	$303,028	$306,621	$250,377
International D&O	47,358	59,082	57,366
Other	74,840	78,831	53,887

Total net earned premium	$425,226	$444,534	$361,630

U.S. D&O	60.8%	62.2%	61.1%
International D&O	60.8	53.3	47.8
Other	70.0	68.9	79.6

Total net loss ratio	62.4%	62.2%	61.7%

U.S. D&O	$388,369	$426,027	$347,707
International D&O	97,960	97,977	102,274
Other	109,962	115,465	103,960

Total gross written premium	$596,291	$639,469	$553,941

U.S. D&O	$288,306	$316,468	$279,327
International D&O	39,307	53,952	56,134
Other	73,949	76,660	76,922

Total net written premium	$401,562	$447,080	$412,383

The Professional Liability segment pretax earnings declined 20% in 2010 compared to 2009 due to 1) lower net earned premium, 2) reduced profit commissions from reinsurers, 3) higher operating expenses and 4) the year-over-year effect of loss development. The compound effect of the first three factors caused the 2010 expense ratio to be higher than the 2009 expense ratio. Segment earnings increased 13% in 2009 compared to 2008 due to higher net earned premium, which more than offset the effect of $18.7 million of favorable loss development in 2008, compared to minimal development in 2009.

Gross written premium decreased 7% in 2010 because we wrote less D&O business in the United States due to pricing competition. Gross written premium increased 15% in 2009, primarily due to increased demand for our policies, as the D&O market reacted to financial issues impacting other insurance companies. We obtained more reinsurance in 2010 for our International business and in 2009 for our U.S. business, in order to continue to offer large limits to insureds.

The segment had $9.6 million of adverse loss development in 2010, minimal development in 2009 and $18.7 million of favorable development in 2008. The 2010 development related to our diversified financial products business, which is included in Other, for the 2005 and 2008 underwriting years. In 2009, for our D&O products, we re-estimated our exposure on the 2004 – 2007 underwriting years. As a result, the International D&O reserves had favorable development, which was substantially offset by adverse development in the U.S. D&O reserves. The 2008 favorable development primarily related to the 2004 – 2006 underwriting years for International D&O, but was substantially offset by an increase in the 2007 underwriting year, primarily for our U.S. D&O business. The loss ratio for the products included in Other was higher in 2008 due to both 2008 accident year losses and adverse development from our diversified financial products business.

The segment generated minimal profit commissions in 2010, compared to $10.5 million in 2009 and $11.9 million in 2008. These profit commissions are reported as a reduction of other expense for segment and consolidated reporting purposes. The effect of these profit commissions decreased the segment’s 2009 and 2008 expense ratios by 2.4 percentage points and 3.3 percentage points, respectively. The higher expense ratio in 2010 related to higher operating costs relative to the lower net earned premium level.

Accident & Health Segment

Our Accident & Health segment includes medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess coverages. The products are written in the United States through our underwriting agencies, third party agents and brokers, and an Internet portal. Medical stop-loss, which represents the majority of the segment’s business, provides catastrophic coverage to groups of employees who have primary coverage through employer sponsored self-funded plans. Due to the nature of this business, claims are reported and settled quickly, with minimal catastrophic exposure to us.

The following tables summarize the operations of the Accident & Health segment.

	2010	2009	2008

Net earned premium	$760,034	$741,539	$711,297
Other revenue	3,875	5,180	5,598

Segment revenue	763,909	746,719	716,895

Loss and loss adjustment expense, net	556,848	540,917	515,211
Other expense	117,308	117,189	110,869

Segment expense	674,156	658,106	626,080

Segment pretax earnings	$89,753	$88,613	$90,815

Net loss ratio	73.3%	72.9%	72.4
Expense ratio	15.4	15.7	15.5

Combined ratio	88.7%	88.6%	87.9%

Medical Stop-loss	$654,335	$633,572	$616,900
Other	105,699	107,967	94,397

Total net earned premium	$760,034	$741,539	$711,297

Medical Stop-loss	73.6%	71.7%	73.1%
Other	71.0	80.5	67.8

Total net loss ratio	73.3%	72.9%	72.4%

Medical Stop-loss	$654,335	$633,573	$616,878
Other	107,394	111,462	109,047

Total gross written premium	$761,729	$745,035	$725,925

Medical Stop-loss	$654,335	$633,571	$616,878
Other	107,038	110,983	108,599

Total net written premium	$761,373	$744,554	$725,477

The Accident & Health segment pretax earnings were relatively flat during the three-year period. Segment earnings in 2010 reflected higher net earned premium related to rate increases on our medical stop-loss product to cover the cost of inflation. In addition, our medical stop-loss premium increased in 2010 and 2009 due to the 2008 acquisition of an agency that writes medical stop-loss insurance. We also acquired an agency in 2008 that writes short-term medical insurance, which is reported in Other above. Our short-term medical premium increased in 2010, offset by a reduction related to products in this same category.

The segment had adverse loss development of $9.8 million and $3.1 million in 2010 and 2009, respectively, compared to $12.3 million of favorable development in 2008. The 2010 adverse development primarily related to the 2008 and 2009 underwriting years for our medical excess, short-term medical and HMO reinsurance products. The higher segment loss ratio in 2010 compared to 2009 reflected increased losses in our medical stop-loss product. The 2008 favorable reserve development primarily related to medical stop-loss. The segment’s accident year losses have declined over the past three years.

U.S. Surety & Credit Segment

Our U.S. Surety & Credit segment includes surety products written in the United States and credit insurance managed in the United States. Our surety book includes contract surety bonds, commercial surety bonds, and bail bonds written by independent agents. Our credit insurance covers payments for export trade and structured trade transactions, political risk insurance and letters of credit. Surety bonds serve as financial protection to a third party in the event a principal is unable to honor an obligation, rather than as an insurance policy that pays on behalf of a policyholder. Claims for surety and credit products are reported quickly, but subrogation recovery frequently takes extended periods of time, resulting in medium-tailed business.

The following tables summarize the operations of the U.S. Surety & Credit segment.

	2010	2009	2008

Net earned premium	$199,908	$182,627	$167,914
Other revenue	580	274	128

Segment revenue	200,488	182,901	168,042

Loss and loss adjustment expense, net	52,940	54,618	39,829
Other expense	109,685	98,518	88,242

Segment expense	162,625	153,136	128,071

Segment pretax earnings	$37,863	$29,765	$39,971

Net loss ratio	26.5%	29.9%	23.7
Expense ratio	54.7	53.9	52.5

Combined ratio	81.2%	83.8%	76.2%

Surety	$160,373	$147,803	$140,979
Credit	39,535	34,824	26,935

Total net earned premium	$199,908	$182,627	$167,914

Surety	22.8%	22.8%	17.1%
Credit	41.5	59.9	58.5

Total net loss ratio	26.5%	29.9%	23.7%

Surety	$171,595	$159,287	$144,923
Credit	55,271	44,235	38,461

Total gross written premium	$226,866	$203,522	$183,384

Surety	$164,764	$153,479	$139,677
Credit	44,609	35,729	35,856

Total net written premium	$209,373	$189,208	$175,533

The U.S. Surety & Credit segment pretax earnings increased 27% in 2010 compared to 2009 due to higher net earned premium and favorable accident year loss experience in 2010, partially offset by higher expenses. Segment earnings decreased 26% in 2009 compared to 2008 due to increased losses and substantially higher expenses, which more than offset the increase in net earned premium.

In early 2009, we purchased a surety insurance company, which increased our written and earned surety premium in 2009. In 2010, increased pricing for commercial surety bonds written by the acquired company contributed to the growth in the 2010 gross written premium. In addition, our large commercial surety team, hired in 2009, wrote more premium in 2010. Our credit premium grew in 2009 and 2010 due to improved market pricing following the 2008 world-wide credit market crisis.

The segment had favorable loss development of $7.2 million in 2010, compared to $10.5 million in 2009 and $3.9 million in 2008. The favorable development was offset by higher accident year losses and lower subrogation in 2010 and 2009, due to the impact of the current economic environment on the construction industry and economic strain on principals on commercial surety bonds. The credit line experienced large losses in 2009 and 2008, due to weak economic conditions in the world credit markets, for which a substantial amount of subrogation was collected in 2010.

Historically, surety bonds and credit insurance have lower net loss ratios and higher expense ratios than other types of property and casualty insurance. The lower net loss ratios reflect the underwriting and claims processes in this business, including collateral drawdowns and subrogation recoveries. The higher expense ratios reflect the additional personnel time and costs required to underwrite these policies and administer claims, as well as higher commission rates paid to agents. The segment’s expense ratio was higher in 2010 compared to 2009 due to additional personnel costs to administer and underwrite the business and handle claims.

International Segment

Our International segment includes energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written outside the United States. Products in this segment are susceptible to catastrophic events and large losses, for which we maintain excess of loss, quota share and facultative reinsurance protection to limit our exposure to such losses. We write this business through our insurance companies in the United Kingdom, Spain and the United States, as well as through our Lloyd’s syndicate. In late 2009, we began writing property treaty business, for which we assume catastrophic risks that are written by other insurance companies. Claims for most products in this segment are reported and settled on a medium-term basis, although certain products are longer-tailed business.

The following tables summarize the operations of the International segment.

	2010	2009	2008

Net earned premium	$316,186	$256,122	$269,667
Other revenue	7,344	23,518	31,158

Segment revenue	323,530	279,640	300,825

Loss and loss adjustment expense, net	143,412	94,550	129,429
Other expense	120,956	115,342	135,207

Segment expense	264,368	209,892	264,636

Segment pretax earnings	$59,162	$69,748	$36,189

Net loss ratio	45.4%	36.9%	48.0%
Expense ratio	37.4	41.2	44.9

Combined ratio	82.8%	78.1%	92.9%

Energy	$52,671	$49,099	$57,206
Property Treaty	47,594	51	—
Liability	81,887	82,137	94,218
Surety & Credit	69,264	68,162	66,135
Other	64,770	56,673	52,108

Total net earned premium	$316,186	$256,122	$269,667

Energy	22.2%	25.7%	43.3%
Property Treaty	58.2	—	—
Liability	43.3	25.7	40.0
Surety & Credit	41.7	50.9	56.1
Other	61.3	46.1	57.3

Total net loss ratio	45.4%	36.9%	48.0%

Energy	$106,902	$98,935	$97,327
Property Treaty	74,514	284	—
Liability	86,681	87,142	108,026
Surety & Credit	75,106	75,775	75,175
Other	110,275	75,426	69,921

Total gross written premium	$453,478	$337,562	$350,449

Energy	$53,063	$49,435	$57,858
Property Treaty	59,878	284	—
Liability	79,959	78,472	98,262
Surety & Credit	64,847	68,887	65,905
Other	66,597	55,982	52,613

Total net written premium	$324,344	$253,060	$274,638

The International segment pretax earnings decreased 15% in 2010 compared to 2009 due to higher favorable loss development in 2009, partially offset by underwriting profit on our new property treaty business. Segment earnings almost doubled in 2009, primarily due to the effect of catastrophic losses that reduced 2008 earnings by $15.0 million, and lower operating costs in 2009.

The increase in gross written, net written and net earned premium in 2010, compared to 2009, principally related to our new property treaty business, which we began to write in late 2009. In addition, in 2010, we wrote more short-tail property business (included in Other), which was substantially reinsured.

In 2010, we recognized gross losses of $44.0 million from numerous catastrophic events, the most significant of which was the Chilean earthquake. After reinsurance, our pretax loss was $22.5 million, which primarily impacted our property treaty and property lines. We also recognized gross losses of $31.7 million for the Deepwater Horizon rig disaster in 2010. Due to significant facultative reinsurance, in addition to treaty reinsurance, our pretax net loss was minimal. In 2008, we incurred gross losses of $88.0 million from the 2008 hurricanes. Our 2008 pretax losses after reinsurance were $12.1 million, which primarily impacted our energy and property lines. The catastrophic losses increased the International segment’s net loss ratio by 7.1 percentage points in 2010 and 5.0 percentage points in 2008.

The segment had favorable loss development of $22.3 million in 2010, compared to $30.9 million in 2009 and $34.8 million in 2008. The 2010 development related to the 2006 – 2007 underwriting years for our energy and U.K. professional liability product (included in Liability), as well as the reduction of reserves for the 2005 and 2008 hurricanes (included in Energy). The 2009 development related to energy reserves for the 2005 hurricanes and to our U.K. professional liability product for the 2004 – 2006 underwriting years. The 2008 development related to our U.K. professional liability product and to the 2005 hurricanes. Our surety and credit businesses incurred higher losses in 2009 and 2008 due to weak macro-economic conditions, particularly in the U.K. and Spanish construction markets. Our jewelers block business (included in Other), which we stopped writing in 2010, had losses in 2010 with minimal net earned premium.

Other revenue in 2009 and 2008 included third party agency and broker commissions earned by Rattner Mackenzie Limited (RML), our U.K. reinsurance broker, which we sold in late 2009. The segment’s expense ratio was lower in 2010 compared to 2009 primarily due to the higher volume of net written premium with minimal incremental operating expense. The lower expense ratio in 2009 compared to 2008 related to a partial year of operating expenses for RML in 2009 and the effect of a $3.8 million premium deficiency reserve, recorded at year-end 2008, which also reduced the amount of policy acquisition costs recognized in 2009.

Investing Segment

Our Investing segment includes our total investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. Our insurance segments generate the cash flow underlying these investments. We manage all investments and evaluate our investment results centrally and, thus, include them in a separate segment for reporting purposes.

The following tables summarize the investment results and key metrics related to our Investing segment.

	2010	2009	2008

Fixed income securities	$202,814	$189,450	$174,710
Short-term investments	900	1,978	17,855
Other investment income	4,344	4,338	(23,873)
Net realized investment gain (loss)	12,104	12,076	(16,808)
Other-than-temporary impairment credit losses	(425)	(5,429)	(11,133)
Investment expenses	(4,239)	(3,801)	(3,941)

Segment pretax earnings	$215,498	$198,612	$136,810

Average investments, at cost	$5,413,762	$5,071,688	$4,627,484
Average short-term yield *	0.2%	0.5%	3.8%
Average long-term yield *	4.1%	4.2%	4.4%
Average long-term tax equivalent yield *	5.0%	5.1%	5.2%
Average combined tax equivalent yield *	4.5%	4.5%	4.2%
Weighted-average life of fixed income securities	7.5 years	6.5 years	6.0 years
Weighted-average duration of fixed income securities	5.5 years	4.9 years	4.8 years
Weighted-average combined duration	5.1 years	4.2 years	4.3 years
Weighted-average rating of fixed income securities	AA+	AA+	AA+

*	Excluding realized and unrealized gains and losses.

The ratings of our fixed income securities at December 31, 2010 were as follows:

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%

AAA	$2,292,166	46%	$84,978	44%
AA	1,896,998	38	28,421	14
A	716,918	14	78,982	41
BBB	57,979	1	1,287	1
BB and below	35,379	1	—	—

Total fixed income securities	$4,999,440	100%	$193,668	100%

We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $5.2 billion and $4.6 billion of fixed income securities at December 31, 2010 and 2009, respectively. At year-end 2010, 99% of our fixed income securities were investment grade, of which 83% were rated AAA or AA. The portfolio has a weighted-average life of 7.5 years and a weighted-average duration of 5.5 years.

This table summarizes our investments by type, substantially all of which are reported at fair value, at December 31, 2010 and December 31, 2009.

	December 31,
	2010		2009
	Amount	%	Amount	%

U.S. government and government agency securities	$337,260	6%	$328,535	6%
Fixed income securities of states, municipalities and political subdivisions	1,082,057	19	1,059,426	19
Special purpose revenue bonds of states,
municipalities and political subdivisions	1,628,059	29	1,146,334	21
Corporate fixed income securities	683,690	12	693,915	13
Residential mortgage-backed securities	995,108	17	944,182	17
Commercial mortgage-backed securities	145,228	3	146,217	3
Asset-backed securities	12,566	—	14,365	—
Foreign government securities	309,140	5	307,891	6
Short-term investments	488,002	9	810,673	15
Other investments	5,985	—	4,691	—

Total investments	$5,687,095	100%	$5,456,229	100%

Our total investments increased $230.9 million principally from operating cash flow that we generated during the year, partially offset by a $21.7 million reduction in the unrealized pretax gain associated with our available for sale fixed income securities. During 2010, we substantially reduced our short-term investments, and re-invested the funds in long-term fixed income securities, in order to maximize our investment return. We continue to focus on reducing our holdings of short-term investments, given the extremely low market interest rates on such funds.

The methodologies used to determine the fair value of our investments are described in Note 2, “Fair Value Measurements” to the Consolidated Financial Statements. The fair value of our fixed income securities fluctuates depending on general economic and market conditions, including changing interest rates. As market interest rates and credit spreads increase, the fair value will generally decrease, and as market interest rates and credit spreads decrease, the fair value will generally increase. At December 31, 2010, the net unrealized gain on our available for sale fixed income securities portfolio was $134.6 million, compared to $156.3 million at December 31, 2009. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.

The fluctuations in fair value are somewhat muted by the relatively short duration of our portfolio and our relatively high level of investments in state and municipal obligations. We estimate that a 100 basis point increase in market interest rates would decrease the fair value of our fixed income securities by approximately $285.0 million before tax and a 100 basis point decrease in market interest rates would increase the fair value by a like amount. Fluctuations in interest rates have a minimal effect on the value of our short-term investments due to their very short maturities.

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income securities was $35.6 million at December 31, 2010 and $18.9 million at December 31, 2009. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. See the “Critical Accounting Policies — Other-than-temporary Impairments in Investments” section below for a description of the accounting policies and procedures that we use to determine our other-than-temporary impairment losses. Over the three-year period, we realized $17.0 million of other-than-temporary impairment credit losses through pretax earnings, including $0.4 million in 2010, $5.5 million in 2009 and $11.1 million in 2008.

In 2008, we began holding certain bonds in a held to maturity portfolio. This portfolio includes securities, denominated in currencies other than the functional currency of the investing subsidiary, for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims that we will pay in foreign currencies. The amortized cost of bonds in our held to maturity portfolio was $193.7 million at December 31, 2010 and $102.8 million at December 31, 2009. Any foreign exchange gain/loss on these bonds will be recorded through income and will substantially offset any foreign exchange gain/loss on the related liabilities.

The average long-term tax equivalent yield of our fixed income securities portfolio was 5.0%, 5.1% and 5.2% in 2010, 2009 and 2008, respectively. These yields reflect general declines in market interest rates over this period, partially offset by longer average duration of our new investments. Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized net realized investment gains of $12.1 million in 2010 and 2009 and $16.8 million of net realized investment losses in 2008, due to credit market events in that year.

The table below indicates the expected maturity distribution of our fixed income securities at December 31, 2010. In the table, we allocated the maturities of asset-backed maturities and mortgage-backed securities based on the expected future principal payments. The weighted-average life of our asset-backed and mortgage-backed securities is approximately 4.9 years based on expected future cash flows.

			Mortgage-backed and
	Available for sale at		asset-backed at		Held to maturity at		Total fixed income
	amortized cost		amortized cost		amortized cost		securities
	Amount	%	Amount	%	Amount	%	Amount	%

One year or less	$244,003	7%	$38,379	3%	$28,648	15%	$311,030	6%
One year to five years	1,065,498	28	493,694	45	158,985	82	1,718,177	34
Five years to ten years	906,340	24	567,632	51	6,035	3	1,480,007	29
Ten years to fifteen years	748,163	20	8,008	1	—	—	756,171	15
More than fifteen years	793,089	21	—	—	—	—	793,089	16

Total fixed income securities	$3,757,093	100%	$1,107,713	100%	$193,668	100%	$5,058,474	100%

At December 31, 2010, we held $1.6 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA+ at December 31, 2010. Within our municipal bond portfolio, we held $266.6 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At December 31, 2010, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer – 24%, 2) education – 17%, 3) transportation – 16%, 4) special tax – 10% and 5) pre-refunded bonds – 8%.

Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at December 31, 2010. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.

At December 31, 2010, we held a portfolio of residential mortgage-backed securities (MBSs) and collateralized mortgage-obligations (CMOs) with a fair value of $995.1 million and a $12.6 million portfolio of asset-backed securities. In our residential MBS/CMO portfolio, $938.9 million, or 94%, of the securities were issued by the Federal National Mortgage Association (Fannie Mae), the Government National Mortgage Association (GNMA) and the Federal Home Loan Mortgage Corporation (Freddie Mac), which are supported by the U.S. government. For the remaining $56.2 million of securities, 71% are collateralized by prime mortgages. Within our residential MBSs and asset-backed securities, we held $5.9 million of bonds that are collateralized by Alt A and subprime mortgages and have an average rating of BBB+.

At December 31, 2010, we held a commercial MBS securities portfolio with a fair value of $145.2 million, an average rating of AA+ and an average loan-to-value ratio of 75%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.

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

The following table summarizes activity in the Corporate & Other category.

	2010	2009	2008

Net earned premium	$1,057	$32,974	$59,215
Other revenue	851	804	1,777

Total revenue	1,908	33,778	60,992

Loss and loss adjustment expense, net	3,256	47,805	63,024
Other expense – Exited Lines	4,899	8,654	8,742
Other expense – Corporate	48,205	54,375	38,152
Interest expense	20,592	15,186	19,237

Total expense	76,952	126,020	129,155

Pretax loss	$(75,044)	$(92,242)	$(68,163)

Net earned premium and losses decreased year-over-year because we sold the renewal rights to provider excess in 2009 and we stopped writing film completion bonds and U.K. motor business in 2009 and 2008, respectively. The Exited Lines had adverse loss development of $3.2 million, $11.4 million and $10.9 million in 2010, 2009 and 2008, respectively, mainly in the accident and health, Spanish medical malpractice and U.K. motor businesses. In 2009, we also incurred larger than expected accident year losses on film completion bonds. The Exited Lines continue to incur minimal operating costs, primarily for claims personnel and facilities.

Our Corporate expenses not allocable to the segments decreased $6.2 million in 2010, principally due to lower expense for corporate bonuses, stock-based compensation and the fair value adjustment on two expired interest rate swap agreements. Corporate expenses not allocable to the segments increased $16.2 million in 2009, compared to 2008, primarily due to higher expense related to salaries and bonuses. Our consolidated interest expense increased in 2010 because we issued long-term debt in late 2009 at a higher fixed rate than the floating rate related to our prior line of credit borrowings. Interest expense decreased in 2009 compared to 2008 due to lower borrowings and interest rates on our Revolving Loan Facility.

Liquidity and Capital Resources

Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:

•	We held $585.9 million of cash and liquid short-term investments at December 31, 2010, compared to $940.1 million at December 31, 2009. We reinvested a substantial portion of our short-term investments in higher yielding fixed income securities during 2010 to maximize our net investment income. In addition, in early 2010, we used cash held at year-end 2009 to pay the final $64.5 million due for conversion of our 1.3% Convertible Notes.

•	During the three years ended December 31, 2010, we have averaged $501.3 million in cash provided by operating activities.

•	Our available for sale bond portfolio had a fair value of $5.0 billion at December 31, 2010, compared to $4.5 billion at December 31, 2009, and an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	Our insurance companies have sufficient resources to pay potential claims. We project that our insurance companies will pay approximately $1.3 billion of claims in 2011, based on historical payment patterns and claims history. We also project that they will collect approximately $0.3 million of reinsurance recoveries in 2011. These companies have $5.1 billion of short-term investments and available for sale fixed income securities that are available to fund claims payments, if needed, after consideration of expected cash flow from the insurance companies’ 2011 operations.

•	Our long-term debt consists of $300.0 million of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 8.3% at December 31, 2010.

•	We have a committed $575.0 million Revolving Loan Facility at a rate of 30-day LIBOR plus 25 basis points that matures December 19, 2011. Letters of credit issued on behalf of certain of our subsidiaries reduce available borrowing capacity under the facility. At December 31, 2010, we had $556.8 million of unused capacity, which we can draw against at any time at our request.

•	We have a $90.0 million Standby Letter of Credit Facility, which is used to guarantee our performance in two Lloyd’s of London syndicates, that expires on December 31, 2014.

•	Our domestic insurance companies have the ability to pay $183.6 million in dividends to HCC, the parent company, in 2011 without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase common stock and pay operating expenses.

•	HCC has a short-duration fixed income securities portfolio of $134.3 million and $105.1 million of short-term investments. Cash flow available to HCC in 2011 is expected to be ample to cover the holding company’s required cash disbursements.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.

Cash Flow

We receive substantial cash from net premiums, ceding commissions on business reinsured, reinsurance recoverables, outward commutations, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premiums and reinsurance recoverables and the payment of losses and premium and reinsurance balances payable and the completion of commutations.

We generated cash from operations of $415.2 million in 2010, $582.8 million in 2009 and $506.0 million in 2008. The components of our net operating cash flows are summarized in the following table.

	2010	2009	2008

Net earnings	$345,096	$353,868	$302,120
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(16,655)	(15,186)	(41,248)
Change in unearned premium, net	(3,607)	14,259	43,835
Change in loss and loss adjustment expense payable, net of
reinsurance recoverables	4,625	64,960	89,910
Change in trading securities	—	—	49,091
(Gain) loss on investments	(12,168)	(3,518)	49,549
Other, net	97,909	168,414	12,711

Cash provided by operating activities	$415,200	$582,797	$505,968

Our cash provided by operating activities was lower in 2010, compared to 2009, primarily due to timing differences in the payment of claims and reinsurance balances payable and the collection of fiduciary funds. We paid $80.3 million more for claims payments in 2010 than in 2009. Fiduciary funds, mainly received as collateral against surety losses, for which we earn the interest income, increased $32.7 million in 2010 and $47.0 million in 2009. Our operating cash flow is also impacted by the timing of cash receipts and payments related to commutations. In 2009, we commuted certain loss reserves for $43.9 million of cash, which reduced cash provided by operating activities. In 2010 and 2009, we received special cash receipts of: 1) $8.3 million in 2010 to dissolve a derivatives contract and 2) $25.0 million and $20.3 million in 2009 to dissolve the MGIC reinsurance contract and to partially liquidate the previously mentioned derivatives contract, respectively.

Contractual Obligations

The following table summarizes our total contractual cash payment obligations by estimated payment date at December 31, 2010.

		Estimated Payment Dates
	Total	2011	2012-2013	2014-2015	Thereafter

Gross loss and loss adjustment expense
payable (1):
U.S. Property & Casualty	$698,569	$289,444	$286,432	$81,716	$40,977
Professional Liability	1,568,189	454,488	559,901	258,102	295,698
Accident & Health	205,880	199,378	6,497	5	—
U.S. Surety & Credit	82,738	48,211	31,724	2,167	636
International	546,077	211,608	229,428	75,981	29,060
Exited Lines	370,405	96,996	77,940	47,345	151,124

Total gross loss and loss
adjustment expense payable	3,471,858	1,300,125	1,191,922	462,316	517,495
Life and annuity policy benefits	58,409	2,105	3,983	3,698	48,623
6.30% Senior Notes (2)	470,100	18,900	37,800	37,800	375,600
$575.0 million Revolving Loan Facility (3)	556	556	—	—	—
Operating leases	56,358	12,813	18,332	13,942	11,271
Earnout liabilities	24,574	24,574	—	—	—
Indemnifications	10,286	2,164	4,510	3,045	567

Total obligations	$4,092,141	$1,361,237	$1,256,547	$520,801	$953,556

In preparing the previous table, we made the following estimates and assumptions.

(1)	The estimated loss and loss adjustment expense payments for future periods assume that the percentage of ultimate losses paid from one period to the next by line of business will be relatively consistent over time. Actual payments will be influenced by many factors and could vary from the estimated amounts.

(2)	The 6.30% Senior Notes are due in 2019. We pay interest semi-annually on May 15 and November 15, which is included in the above table.

(3)	The $575.0 million Revolving Loan Facility expires on December 19, 2011. At December 31, 2010, there were no outstanding borrowings on the Facility, but we pay an annual commitment fee of 10.0 basis points, which is included in the above table.

Claims Payments

We maintain sufficient liquidity from our current cash, short-term investments and investment maturities, in combination with future operating cash flow, to pay anticipated policyholder claims on their expected payment dates. We manage the liquidity of our insurance companies such that each subsidiary’s anticipated claims payments will be met by its own current operating cash flows, cash, short-term investments or investment maturities.

The average duration of claims in many of our lines of business is relatively short and, accordingly, our investment portfolio has a relatively short duration. The weighted-average duration of all claims was approximately 2.5 years in 2010, 2.7 years in 2009 and 2.5 years in 2008. The weighted-average duration of our fixed income securities was 5.5 years, 4.9 years and 4.8 years 2010, 2009 and 2008, respectively. The longer duration of our fixed income securities reflects the effects of the investment of our capital. In recent years, we have expanded our writings of D&O and E&O insurance, both of which have a longer claims duration than our other products. We consider these different claims payment patterns in determining the duration of our investment portfolio.

Senior Notes

In 2009, we issued $300.0 million of 6.30% Senior Notes due 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. Interest is due semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes are unsecured and subordinated general obligations of the holding company. The Senior Notes rank junior to any secured indebtedness and to all existing and future liabilities of our subsidiaries, including amounts owed to policyholders. We can redeem the notes in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of the indenture at December 31, 2010.

Our debt to total capital ratio was 8.3% at December 31, 2010 and 9.0% at December 31, 2009. Our fixed charge coverage ratio was 19.39 for 2010, 25.13 for 2009 and 18.25 for 2008.

Revolving Loan Facility

Our $575.0 million Revolving Loan Facility (Facility) allows us to borrow up to the maximum allowed by the Facility on a revolving basis until the Facility expires on December 19, 2011. In the fourth quarter of 2009, we repaid the $335.0 million outstanding balance with proceeds from our Senior Notes and other sources of cash. During 2010, we borrowed $50.0 million to fund a capital contribution to a foreign subsidiary, which we repaid upon receipt of dividends from our other subsidiaries. There were no outstanding borrowings at December 31, 2010. However, the Subsidiary Letters of Credit discussed below reduced our available Facility balance to $556.8 million at year-end 2010. The interest rate on any borrowings is 30-day LIBOR (0.26%, 0.23% and 0.44% at December 31, 2010, 2009 and 2008, respectively) plus 25 basis points. We pay an annual commitment fee of 10 basis points. The Facility is collateralized by guarantees entered into by our domestic underwriting agencies and contains two restrictive financial covenants, with which we were in compliance at December 31, 2010. We expect to replace the Facility in 2011.

In 2010, we had two free-standing interest rate swaps for $105.0 million, with a fixed rate of 2.94%, which expired in November 2010.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility), reduced from $152.0 million on November 26, 2010, that is used to guarantee our performance in two Lloyd’s of London syndicates. The Standby Facility expires on December 31, 2014. Letters of credit issued under the Standby Facility are unsecured commitments of HCC. The Standby Facility contains two restrictive financial covenants, with which we were in compliance at December 31, 2010.

Subsidiary Letters of Credit

At December 31, 2010, certain of our subsidiaries had outstanding letters of credit with banks totaling $18.6 million. Of this amount, $18.2 million of outstanding letters of credit reduced our borrowing capacity under the Revolving Loan Facility at year-end 2010.

Earnouts

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International D&O business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments.

The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. Pretax earnings include underwriting results on this long-tailed business, until all related claims are settled. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. Based on our estimate, as of December 31, 2010, of ultimate claims settlements, we recorded a projected net amount due from the owners of $20.0 million at year-end 2010. This net amount includes approximately $22.7 million due to the former owners in March 2011, according to contractual requirements in the purchase agreement. All adjustments to the net amount due have been, or will be, recorded as an increase or decrease to goodwill.

Our 2008 acquisition of HCC Medical Insurance Services includes an earnout based on achievement of certain underwriting profit levels. At December 31, 2010, the accrued earnout, which will be paid in 2011, totaled $1.8 million.

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. We currently have claims under an indemnification that covers certain net insurance losses that were incurred and reinsured prior to our sale of a subsidiary. We paid $4.7 million related to such claims in 2010. At December 31, 2010, we have recorded a liability of $10.3 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under this indemnification.

Share Repurchases

In 2008, our Board of Directors approved the purchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. In May 2010, our Board of Directors approved a new authorization for $300.0 million and cancelled the $0.7 million remaining under the original authorization. The share purchase plan authorized purchases to be made in the open market or in privately negotiated transactions from time-to-time. In 2010, we repurchased 1.3 million shares of our common stock in the open market for a total cost of $35.1 million and a weighted-average cost of $26.99 per share. In 2009, we repurchased 1.7 million shares for a total cost of $35.5 million and a weighted-average cost of $21.36 per share. Our total purchases of $133.9 million for 6.0 million shares have had a weighted-average cost of $22.42 per share.

Subsidiary Dividends

The principal assets of HCC are the shares of capital stock of its insurance company subsidiaries. HCC’s obligations include servicing outstanding debt and interest, paying dividends to shareholders, repurchasing HCC’s common stock, and paying corporate expenses. Historically, we have not relied on dividends from our insurance companies to meet HCC’s obligations as we have had sufficient cash flow from our underwriting agencies to meet our corporate cash flow requirements. However, a greater percentage of profit is now being earned in our insurance companies, which has generated available capital in these companies. As a result, we have increased the amount of dividends paid by our insurance companies to fund HCC’s repurchase of common stock and other cash obligations.

The payment of dividends by our insurance companies is subject to regulatory restrictions and will depend on the surplus and future earnings of these subsidiaries. HCC’s direct U.S. insurance company subsidiaries can pay an aggregate of $183.6 million in dividends in 2011 without obtaining special permission from state regulatory authorities. In 2010, 2009 and 2008, our insurance companies paid HCC dividends of $285.7 million, $134.0 million and $111.8 million, respectively. The 2010 dividends included $135.4 million of fixed income securities plus the related accrued interest.

Impact of Inflation

Our operations, like those of other property and casualty insurers, are susceptible to the effects of inflation because premiums are established before the ultimate amounts of loss and loss adjustment expense are known.

Although we consider the potential effects of inflation when setting premium rates, our premiums, for competitive reasons, may not fully offset the effects of inflation. However, because the majority of our products have a relatively short period of time between the occurrence of an insured event, reporting of the claim to us and the final settlement of the claim, or have claims that are not significantly impacted by inflation, the effects of inflation are minimized.

A portion of our revenue is related to healthcare insurance and reinsurance products that are subject to the effects of the underlying inflation of healthcare costs. Such inflation in the costs of healthcare tends to generate increases in premiums for medical stop-loss coverage, resulting in greater revenue but also higher claims payments. Inflation also may have a negative impact on insurance and reinsurance operations by causing higher claims settlements than originally estimated, without an immediate increase in premiums to a level necessary to maintain profit margins. We do not specifically provide for inflation when setting underwriting terms and claim reserves, although we do consider trends. We continually review claim reserves to assess their adequacy and make necessary adjustments.

Inflation can also affect interest rates. A significant increase in interest rates could increase our net investment income related to newly invested cash flow and could also have a material adverse effect on the fair value of our investments. The fair value of our fixed income securities was $5.2 billion at December 31, 2010. If market interest rates were to change 100 basis points, the fair value of our fixed income securities would change approximately $285.0 million before tax, based on our year-end portfolio value. The change in fair value was determined using duration modeling assuming no prepayments. In addition, the interest rate payable under our Revolving Loan Facility fluctuates with market interest rates. A significant increase in interest rates could have an adverse effect on our net earnings, if we have outstanding borrowings under the Facility. The interest rate on our 6.30% Senior Notes is fixed and not subject to interest rate changes.

Foreign Exchange Rate Fluctuations

We underwrite risks that are denominated in a number of foreign currencies. As a result, we have receivables and payables in foreign currencies and we establish and maintain loss reserves with respect to our insurance policies in their respective currencies. There could be a negative impact on our net earnings from the effect of exchange rate fluctuations on these assets and liabilities. Our principal area of exposure is related to fluctuations in the exchange rates between the British pound sterling, the Euro and the U.S. dollar. We constantly monitor the balance between our receivables and payables and loss reserves to mitigate the potential exposure should an imbalance be expected to exist for other than a short period of time. Imbalances are generally net liabilities, and we economically hedge such imbalances with cash and short-term investments denominated in the same foreign currency as the net imbalance. We recognized a $1.6 million loss from currency conversion in 2010, compared to gains of $0.6 million in 2009 and $1.9 million in 2008.

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

Reserves

Our gross reserves for insurance claims, shown as loss and loss adjustment expense payable on our consolidated balance sheets, consist of reserves for reported claims (referred to herein as case reserves) and reserves for incurred but not reported losses (referred to as IBNR). Our IBNR reserves cover potential movement in reported losses, as well as claims that have occurred but have not yet been reported to us. Our net reserves reflect the offset of reinsurance recoverables due to us from third party reinsurers, based upon the contractual terms of our reinsurance agreements. In the normal course of our business, we cede a portion of our premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge us from liability to our policyholders, we participate in reinsurance agreements to limit our loss exposure and to protect us against catastrophic losses. Reserves are recorded by product line and are undiscounted, except for an immaterial amount related to an acquisition.

The process of estimating our loss and loss adjustment expense is inherently uncertain and involves a considerable degree of judgment. Our recorded reserves represent management’s best estimate of unpaid losses and loss adjustment expenses as of each quarter end. Because we provide insurance coverage in specialized lines of business that often lack statistical stability, management considers many factors in determining ultimate losses and reserves required for each product line. These factors include: 1) actuarial point estimates and the estimated ranges around these estimates, 2) information used to price the applicable policies, 3) historical loss information, where available, 4) public industry data for the product or similar products, 5) an assessment of current market conditions, 6) information on individual claims and 7) information from underwriting and claims personnel. The estimate of our loss and loss adjustment expense is increased or decreased as more information becomes known to us about the frequency and severity of losses for individual years. We believe our review process is effective, such that any required changes in loss and loss adjustment expense and reserves are recognized in the period of change as soon as the need for the change is evident.

We utilize the actuarial point and range estimates prepared by our internal actuaries to monitor the adequacy and reasonableness of our recorded reserves. Each quarter-end, management compares recorded reserves to the most recent actuarial point estimate and range for each product line. If the recorded reserves vary significantly from the actuarial point estimate, management determines the reasons for the variances and may adjust the reserves up or down to an amount that, in management’s judgment, is adequate based on all of the facts and circumstances considered, including the actuarial point estimates. Historically, our consolidated net reserves have been above the total actuarial point estimate but within the actuarial range.

The following tables show, as of December 31, 2010 and 2009, our recorded net reserves by segment, as well as the actuarial reserve point estimates, and the high and low ends of the actuarial reserve range as determined by our reserving actuaries.

	Recorded	Actuarial	Low end of	High end of
December 31, 2010	net reserves	point estimate	actuarial range	actuarial range

Total net reserves	$2,537,772	$2,433,436	$2,257,138	$2,695,622

U.S. Property & Casualty	$472,972	$466,867	$418,878	$540,572
Professional Liability	1,091,808	1,046,217	889,284	1,255,460
Accident & Health	205,739	206,329	183,528	229,876
U.S. Surety & Credit	69,111	69,269	64,138	77,863
International	394,794	345,677	323,498	407,091
Exited Lines	303,348	299,077	263,625	371,244

Total net reserves	$2,537,772

December 31, 2009

Total net reserves	$2,555,840	$2,464,206	$2,280,181	$2,727,401

U.S. Property & Casualty	$518,851	489,958	440,798	568,596
Professional Liability	997,242	978,128	831,413	1,173,750
Accident & Health	212,486	212,428	187,501	237,362
U.S. Surety & Credit	74,156	75,703	69,538	85,652
International	392,386	355,483	332,590	418,945
Exited Lines	360,719	352,506	312,208	434,612

Total net reserves	$2,555,840

The excess of the total recorded net reserves over the actuarial point estimate was 4.1% of recorded net reserves at December 31, 2010, compared to 3.6% at December 31, 2009. The percentage will vary each year, in total and by segment, depending upon current economic events, the nature of the underlying products and their potential volatility, severity of claims reported in the current year, historical development patterns and management’s judgment about these factors.

While standard actuarial techniques are utilized in making actuarial point estimates, these techniques require a high degree of judgment, and changing conditions can cause fluctuations in the reserve estimates. The actuarial point estimates represent our actuaries’ estimate of the most likely amount that will ultimately be paid to settle the net reserves we have recorded at a particular point in time. While, from an actuarial standpoint, a point estimate is considered the most likely amount to be paid, there is inherent uncertainty in the point estimate, and it can be thought of as the expected value in a distribution of possible reserve estimates. The actuarial ranges represent our actuaries’ estimate of a likely lowest amount and highest amount that will ultimately be paid to settle the net reserves. There is still a possibility of ultimately paying an amount below the range or above the range. The range determinations are based on estimates and actuarial judgments and are intended to encompass reasonably likely changes in one or more of the variables that were used to determine the point estimates.

The low end of the actuarial range and the high end of the actuarial range for our total net reserves will not equal the sum of the low and high ends of the actuarial ranges for our insurance segments due to the estimated effect of diversification across the products in each segment. Some of the products in our segments may be more effectively modeled by a statistical distribution that is skewed or non-symmetric, which causes the midpoint of the range to be above the actuarial point estimate or mean value of the range. Our actuarial assumptions, estimates and judgments can change based on new information and changes in conditions, and, if they change, it will affect the determination of the range amounts.

The following table details the characteristics and key assumptions used in the determination of the actuarial point estimates and ranges for our major products in each segment. We considered all lines of business written by the insurance industry when determining the relative characteristics of claims duration, speed of claim reporting and reserve volatility. Other companies may classify their own insurance products in different segments or utilize different actuarial assumptions. Major actuarial assumptions used include historical loss payment and reporting patterns, estimates for rate changes by product line, trends impacting losses, and the effects of large losses.

Speed of
				claim	Reserve
Line of business	Products	Underwriting	Duration	reporting	volatility

U.S. Property &	Aviation	Direct and subscription	Medium	Fast	Medium
Casualty	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium
	Property	Direct and assumed	Short	Fast	Low

Professional Liability	D&O liability	Direct and subscription	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium

Accident & Health	Medical stop-loss	Direct	Short	Fast	Low
	Other medical	Direct and assumed	Short	Fast	Low to medium

U.S. Surety & Credit	Surety	Direct	Medium	Fast	Low
	Credit	Direct	Medium	Fast	Low

International	Energy	Subscription	Medium	Moderate	Medium
	Property	Subscription	Short	Fast	Low
	Property treaty	Assumed	Short	Fast	Low
	Surety & credit	Direct	Medium	Fast	Low
	Marine	Subscription	Medium	Moderate	Medium
	Accident & health	Direct and assumed	Medium to long	Moderate	Medium to high
	E&O liability	Direct	Medium	Moderate	Medium
	Other liability	Direct and assumed	Medium	Moderate	Medium

Exited Lines	Accident & health	Assumed	Long	Slow	High
	Medical malpractice	Direct	Medium to long	Moderate	Medium to high

Direct insurance is coverage that is originated by our insurance companies and brokers in return for premium. Assumed reinsurance is coverage written by another insurance company, for which we assume all or a portion of the risk in exchange for all or a portion of the premium. Assumed reinsurance represented 12% of our gross written premium in 2010 and 10% in 2009, and 17% and 18% of our gross reserves at December 31, 2010 and 2009, respectively. The 2010 increase in assumed written premium relates to property treaty reinsurance business that we began to write in late 2009. Subscription business is direct insurance or assumed reinsurance where we only take a percentage of the total risk and premium and other insurers take their proportionate percentage of the remaining risk and premium.

The property treaty reinsurance business written in our International segment covers catastrophic risks worldwide. Our internal staff underwrite the business, which is placed by major brokers. Given the nature and size of these large losses, the brokers report these claims to us quickly, since the primary insurance and any lower layers of reinsurance generally are exhausted with the catastrophic event. We establish loss reserves for this assumed reinsurance using a combination of our internal models, external sources that independently model catastrophic losses, and estimates provided by our insureds.

We assume facultative reinsurance business in our U.S. Property & Casualty, Professional Liability and International segments. This business includes reinsurance of a company’s captive insurance program or business that must be written through another insurance company licensed to write insurance in a particular country or locality. We establish loss reserves for this assumed reinsurance using the same methods and assumptions we use to set reserves for comparable direct business. Disputes, if any, generally relate to claims or coverage issues with insureds and are administered in the normal course of business.

We have reserves for assumed quota share surplus lines business, which we discontinued writing in 2008, in our U.S. Property & Casualty segment. Case reserves are reported directly to us by the cedant. We establish IBNR reserves based on our estimates, using the same methods and assumptions we would use to set reserves for comparable direct business. We have not had any disputes with the cedant.

We underwrite and administer the claims for medical excess products in our Accident & Health segment. This business, although very similar to our direct medical stop-loss business, is written as excess reinsurance of HMOs, hospitals and other insurance companies. We establish loss reserves using the same methods and assumptions we would use to set reserves for comparable direct business. Disputes, if any, are administered in the normal course of business.

Our Exited Lines, which represented 43% of gross reserves related to assumed business at December 31, 2010, include run-off assumed accident and health reinsurance business, which is primarily reinsurance that provides excess coverage for large losses related to workers’ compensation policies. This business is slow to develop and may take more than twenty years to pay out. Losses in lower layers must develop first before our excess coverage attaches. This business is subject to late reporting of claims by cedants and state guaranty associations. To mitigate our exposure to unexpected losses reported by cedants, our claims personnel review reported losses to ensure they are reasonable and consistent with our expectations. In addition, our claims personnel periodically audit the cedants’ operations to assess whether cedants are submitting timely and accurate claims reports to us. Disputes with cedants related to claims or coverage issues are negotiated to resolution or settled through arbitration. In recent years, we have been commuting a portion of these reserves to reduce our exposure to adverse development. Based on the higher risk of the underlying insurance product and the potential for late reported claims, management believes there may be greater volatility in loss development for this product than for our other product lines.

The case reserves for reported losses related to our direct business and certain assumed reinsurance are initially set by our claims personnel or independent claims adjusters we retain. The case reserves are subject to our review, with a goal of setting them at the ultimate expected loss amount as soon as possible when the information becomes available. Case reserves for reported losses related to other assumed reinsurance are recorded based on information supplied to us by the ceding company. Our claims personnel monitor these assumed reinsurance reserves on a current basis and audit ceding companies’ claims to ascertain that claims are being recorded currently and that net reserves are being set at levels that properly reflect the liability related to the claims.

We determine our IBNR reserves by subtracting case reserves from our total estimated loss reserves, which are based on the ultimate expected losses for each product. The level of IBNR reserves in relation to total reserves depends upon the characteristics of the specific products within each segment, particularly related to the speed with which losses are reported and outstanding claims reserves are adjusted. Segments that contain products for which losses are reported moderately or slowly will have a higher percentage of IBNR reserves than segments with products that report and settle claims more quickly.

The following tables show the composition of our gross, ceded and net reserves by segment at December 31, 2010 and 2009.

				% net
				IBNR to
				net total
December 31, 2010	Gross	Ceded	Net	reserves

Case reserves:
U.S. Property & Casualty	$316,308	$98,882	$217,426
Professional Liability	625,073	183,685	441,388
Accident & Health	141,412	88	141,324
U.S. Surety & Credit	16,140	8,544	7,596
International	325,551	114,988	210,563
Exited Lines	271,925	46,695	225,230

Total case reserves	1,696,409	452,882	1,243,527

IBNR reserves:
U.S. Property & Casualty	382,261	126,715	255,546	54%
Professional Liability	943,116	292,696	650,420	60
Accident & Health	64,468	53	64,415	31
U.S. Surety & Credit	66,598	5,083	61,515	89
International	220,526	36,295	184,231	47
Exited Lines	98,480	20,362	78,118	26

Total IBNR reserves	1,775,449	481,204	1,294,245	51%

Total loss and loss adjustment expense payable	$3,471,858	$934,086	$2,537,772

December 31, 2009

Case reserves:
U.S. Property & Casualty	$357,842	$124,388	$233,454
Professional Liability	596,600	189,801	406,799
Accident & Health	158,761	142	158,619
U.S. Surety & Credit	53,521	25,576	27,945
International	315,362	99,881	215,481
Exited Lines	308,929	56,176	252,753

Total case reserves	1,791,015	495,964	1,295,051

IBNR reserves:
U.S. Property & Casualty	423,580	138,183	285,397	55%
Professional Liability	851,210	260,767	590,443	59
Accident & Health	53,936	69	53,867	25
U.S. Surety & Credit	49,012	2,801	46,211	62
International	195,491	18,586	176,905	45
Exited Lines	128,065	20,099	107,966	30

Total IBNR reserves	1,701,294	440,505	1,260,789	49%

Total loss and loss adjustment expense payable	$3,492,309	$936,469	$2,555,840

We are not aware of any material exposure to asbestos claims or environmental pollution losses. Our largest insurance company only began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance companies do not have significant legacy environmental exposures because of the types of risks covered.

Based on our reserving techniques and past results, we believe that our net reserves are adequate.

Reinsurance Recoverables

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

In our proportional reinsurance programs, we generally receive a commission on the premium ceded to reinsurers. This compensates our insurance companies for the direct costs associated with production of the business, the servicing of the business during the term of the policies ceded, and the costs associated with placement of the related reinsurance. In addition, certain of our reinsurance treaties allow us to share in any net profits generated under such treaties with the reinsurers. Various reinsurance brokers arrange for the placement of this reinsurance coverage on our behalf and are compensated, directly or indirectly, by the reinsurers.

We carefully monitor the credit quality of the reinsurers with which we do business on all new and renewal reinsurance placements and on an ongoing, current basis. Our recoverables are due principally from highly-rated reinsurers. See Note 5, “Reinsurance” to the Consolidated Financial Statements for additional information about the credit quality of our recoverables.

Our reinsurance recoverables decreased in amount and as a percentage of our shareholders’ equity during 2010. The percentage of reinsurance recoverables compared to our shareholders’ equity was 31% and 34% at December 31, 2010 and 2009, respectively. A high percentage of our reinsurance recoverables relates to our D&O business, where it takes longer for claims reserves to result in net paid claims.

We continuously monitor our financial exposure to the reinsurance market and take necessary actions in an attempt to mitigate our exposure to possible loss. We limit our liquidity exposure for uncollected recoverables by holding funds, letters of credit or other security, such that net balances due from reinsurers are significantly less than the gross balances shown in our consolidated balance sheets. We constantly monitor the collectability of our reinsurance recoverables and record a reserve for uncollectible reinsurance when we determine an amount is potentially uncollectible. Our evaluation is based on our periodic reviews of our disputed and aged recoverables, as well as our assessment of recoverables due from reinsurers known to be in financial difficulty.

In some cases, we make estimates as to what portion of a recoverable may be uncollectible. Our estimates and judgment about the collectability of the recoverables and the financial condition of reinsurers can change, and these changes can affect the level of reserve required.

We maintain a reserve for potential collectability issues, including disputed amounts and associated expenses. We review the level and adequacy of our reserve at each quarter-end based on recoverable balances that are past due or in dispute. The reserve was $2.5 million at December 31, 2010, compared to $2.9 million at December 31, 2009. While we believe the year-end reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Deferred Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based on our history of earnings, expectations for future earnings, taxable income in carryback years and the expected timing of the reversals of existing temporary differences. Although realization is not assured, we believe that, as of December 31, 2010, it is more likely than not that we will be able to realize the benefit of recorded deferred tax assets, with the exception of certain tax loss carryforwards for which valuation allowances have been provided. If there is a material change in the tax laws such that the actual effective tax rate changes or the time periods within which the underlying temporary differences become taxable or deductible change, we will need to reevaluate our assumptions, which could result in a change in the valuation allowance required.

Valuation of Goodwill

When we complete a business acquisition, goodwill is either allocated to the reporting unit in which the acquired business is included or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows.

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2010 goodwill impairment test as of June 30, 2010, which is consistent with the timeframe for our annual assessment in prior years. This test considered the fair value of our former reporting units, before the change in reporting units discussed below. Based on our June 2010 impairment test, the fair value of each of our reporting units as of that date exceeded its carrying amount.

For our June 2010 impairment test, we considered three valuation approaches (market, income and cost) to determine the fair value of each reporting unit. We utilized the market and income approaches and based our assumptions and inputs on market participant data, rather than our own data. For the income approach, we estimated the present value of expected cash flows to determine the fair value of each reporting unit. We utilized estimated future cash flows, probabilities as to occurrence of these cash flows, a risk-free rate of interest, and a risk premium for uncertainty in the cash flows. We weighted the results of the market and income approaches to determine the calculated fair value of each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected.

At September 30, 2010, in connection with the change to our segment reporting structure in the third quarter of 2010, we allocated our consolidated goodwill to five new reporting units, which are the same as our new insurance underwriting segments. We allocated the goodwill based on the relative fair value of each reporting unit to the sum of the reporting units’ total fair value at September 30, 2010. The goodwill balances by reportable segment after resegmentation, as of September 30, 2010 were as follows:

U.S. Property & Casualty	$223,000
Professional Liability	250,000
Accident & Health	144,000
U.S. Surety & Credit	79,700
International	125,000

Total goodwill	$821,700

To determine the fair value of each reporting unit as of September 30, 2010, we utilized the income and market valuation approaches and based our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimated the present value of each reporting unit’s expected cash flows to determine its fair value. We utilized estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determined fair value of each reporting unit based on market participant data, and used those results to test the reasonableness and validity of the income approach results.

As a result of our resegmentation, we tested goodwill for impairment as of September 30, 2010 using this fair value information. For goodwill impairment purposes only, we allocated the majority of investments and investment income from the Investing segment to the five reporting units. We assigned investments to each reporting unit based on the amount of capital required by the reporting unit to maintain an A+ rating under A.M. Best’s capital allocation model. We assumed the same investment income rate of return for all investments. Based on this impairment test, the fair value of each new reporting unit exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of December 31, 2010.

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

Other-than-temporary Impairments in Investments

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. Our available for sale fixed income securities had gross unrealized losses of $35.6 million (0.7% of the aggregate fair value of total available for sale fixed income securities) at December 31, 2010, compared to $18.9 million (0.4% of aggregate fair value) at December 31, 2009. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment (OTTI) losses at each quarter end.

Prior to April 1, 2009, we assessed our ability and intent to hold an impaired security for a period of time sufficient to allow full recovery or until maturity. If we could not assert this condition, we recorded the difference between fair value and amortized cost as an OTTI loss through earnings in that period. Based on this criteria, we recorded OTTI losses of $3.1 million in the first quarter of 2009 and $11.1 million in 2008. Our quarterly reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months.

As of April 1, 2009, we adopted a new accounting standard, which specifies new criteria for identification and recognition of OTTI losses. This standard requires us to determine, for each impaired fixed income security, that: 1) we do not intend to sell the security and 2) it is more likely than not that we will not be required to sell the security before recovery of its amortized cost basis. If we cannot assert these conditions, we record the impairment as an other-than-temporary loss through earnings in the current period. For all other impaired securities, the impairment is considered an other-than-temporary loss if the net present value of the cash flows expected to be collected from the security is less than its amortized cost basis. Such a shortfall in cash flows is referred to as a “credit loss.” For any such security, we separate the impairment loss into: 1) the credit loss and 2) the amount related to all other factors, such as interest rate changes, market conditions, etc. (the “non-credit” loss). The credit loss is charged to current period earnings and the non-credit loss is charged to other comprehensive income, within shareholders’ equity, on an after-tax basis. We permanently reduce an impaired security’s cost basis by the amount of a credit loss and accrete income over the remaining life of the security based on the interest rate necessary to discount the expected future cash flows to the new basis.

To adopt the new accounting standard, we reviewed all securities with a previous OTTI loss that we still held at April 1, 2009. For each, we determined the credit and non-credit component as of the adoption date. We calculated the net present value of each security by discounting our best estimate of projected future cash flows at the effective interest rate implicit in the security prior to impairment. For our mortgage-backed securities, the estimated cash flows included prepayment assumptions and other assumptions regarding the underlying collateral including default rates, recoveries and changes in value. We recorded a cumulative adjustment of $4.3 million after-tax to reclassify the non-credit portion of the loss from retained earnings to accumulated other comprehensive income as of the adoption date.

Since April 1, 2009, we have reviewed our impaired securities at each quarter end and assessed whether we have any OTTI losses, based on all relevant facts and circumstances for each impaired security. To assist us in our evaluation, our outside investment advisor also performs detailed credit evaluations of all of our fixed income securities on an ongoing basis. Our quarterly reviews have covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our reviews considered various factors including:

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

We recognize an OTTI loss in earnings in the period we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, or 3) the security has a credit loss. Any non-credit portion of the OTTI loss is recognized in shareholders’ equity. In 2010, for those securities judged to have an OTTI loss, we recognized $0.4 million of pretax credit losses, as well as a minimal unrealized gain recorded in shareholders’ equity. In 2009, we recognized $5.4 million of pretax credit losses and $1.0 million of corresponding non-credit losses recorded in shareholders’ equity. In 2008, under the prior accounting standard, we recognized $11.1 million of OTTI losses through earnings. At December 31, 2010, we had $2.5 million of after-tax OTTI losses, primarily related to mortgage-backed and asset-backed securities, included in shareholders’ equity. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial OTTI measurement dates.

If a mortgage-backed security is not paying the full amount of its expected principal payments, we recognize the unpaid amount as a realized loss in the period due and permanently reduce the security’s cost basis. We recognized $0.8 million of such realized losses in 2010. We assess all such securities with an impairment loss at quarter-end for other-than-temporary impairment, using the methods described above.

Accounting Guidance Adopted in 2010

See Note 1 to the Consolidated Financial Statements for additional information about new accounting guidance that we adopted in 2010 for the following: 1) consolidation of variable interest entities, 2) fair value measurements and disclosures, and 3) credit risk and the allowance for credit losses related to finance receivables.

Recent Accounting Guidance

See Note 1 to the Consolidated Financial Statements for information about a new accounting standard related to accounting for acquisition costs of new or renewed insurance contracts, which we must adopt by January 1, 2012.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our principal assets and liabilities are financial instruments that are subject to the market risk of potential losses from adverse changes in market rates and prices. Our primary market risk exposures are interest rate risk on fixed income securities and variable rate debt, as well as foreign currency exchange rate risk.

Interest Rate Risk

During 2008, there was significant volatility and disruption in the financial and credit markets. A number of large financial institutions failed, were supported by the United States government or were merged into other companies. The market disruption resulted in a lack of liquidity in the credit market for many other companies and a widening of credit spreads. The markets improved in 2009, which increased the net pretax unrealized gain on our fixed income securities by $141.7 million to $156.3 million at December 31, 2009. In the first three quarters of 2010, the markets continued to improve, such that our net pretax unrealized gain was $301.3 million at September 30, 2010. In the fourth quarter of 2010, the market experienced a strong reversal, particularly in municipal bond values, which reduced our net pretax unrealized gain to $134.6 million at December 31, 2010, or a $21.7 million reduction compared to year-end 2009.

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

The fair value of our fixed income securities was $5.2 billion at December 31, 2010, compared to $4.6 billion at December 31, 2009. If market interest rates were to change 100 basis points, the fair value of our fixed income securities would have changed approximately $285.0 million before tax at December 31, 2010. This compares to a change in fair value of approximately $230.0 million before tax at December 31, 2009 for the same 100 basis points change in market interest rates. The change in fair value was determined using duration modeling assuming no prepayments.

Our $575.0 million Revolving Loan Facility is subject to variable interest rates. At December 31, 2010, there were no outstanding borrowings on the Facility. Our 6.30% Senior Notes are not subject to interest rate changes.

Foreign Exchange Risk

The table below shows, for subsidiaries with a U.S. dollar functional currency, the net amount of significant foreign currency balances converted to U.S. dollars at December 31, 2010 and 2009. It also shows the expected dollar change in fair value (in thousands) that would occur if exchange rates changed 10% from exchange rates in effect at those times.

	December 31,
	2010		2009
		Hypothetical		Hypothetical
	U.S. dollar	10% change	U.S. dollar	10% change
	equivalent	in fair value	equivalent	in fair value

British pound sterling	$6,965	$697	$8,385	$839
Australian dollar	4,945	495	20	2
Euro	3,356	336	2,626	263

See the “Foreign Exchange Rate Fluctuations” section in Management’s Discussion and Analysis and Note 1, “General Information – Foreign Currency”, to the Consolidated Financial Statements for additional information.

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

Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2010.

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

Management, including our CEO and CFO, conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on the results of this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010 and that the consolidated financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the years presented in accordance with generally accepted accounting principles.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Item 15 of this Report.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

We have disclosed all information required to be disclosed in a current report on Form 8-K during the fourth quarter of 2010 in previously filed reports on Form 8-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all employees, officers and directors of our company. The complete text of our Code of Business Conduct and Ethics is available on our website at www.hcc.com and will be provided to any person free of charge upon request made to: HCC Insurance Holdings, Inc., Investor Relations Department, 13403 Northwest Freeway, Houston, Texas 77040. Any amendments to, or waivers of, the Code of Business Conduct and Ethics that apply to the Chief Executive Officer and the Senior Financial Officers will be disclosed on our website.

The other information regarding our Directors, Executive Officers and Corporate Governance required by this Item 10 is incorporated by reference to the sections captioned “Information Regarding Executive Officers Who are Not Nominees for Director”, “Corporate Governance”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 11.	Executive Compensation

The information regarding Executive Compensation required by this Item 11 is incorporated by reference to the sections captioned “2010 Director Compensation Table”, “Corporate Governance – Committees of the Board – Compensation Committee – Compensation Committee Interlocks and Insider Participation”, and “Executive Compensation” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010, with respect to compensation plans under which our equity securities are authorized for issuance. All such plans were approved by our shareholders.

		Weighted-	Number of securities
		average	remaining available
	Number of securities	exercise price of	for future issuance
	to be issued upon	outstanding	under equity
	exercise of	options,	compensation plans
	outstanding options,	warrants, and	(excluding securities
	warrants and rights	rights	reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,656,550 *	$28.24	3,955,485

*	The total in this column includes 157,300 restricted stock units issued under our equity incentive plan. These restricted stock units are not included in the calculation of weighted-average exercise price in column (b).

The other information regarding Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters required by this Item 12 is incorporated by reference to the section, captioned “Stock Ownership of Information” in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information regarding Certain Relationships and Related Transactions, and Director Independence required by this Item 13 is incorporated by reference to the section captioned “Certain Relationships and Related Party Transactions”, in our definitive proxy statement for our Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

Item 14.	Principal Accountant Fees and Services

The information regarding Principal Accountant Fees and Services required by this Item 14 is incorporated by reference to the sections captioned “Corporate Governance” and “Proposal 4 – Ratification of Independent registered Accounting Firm”, in our definitive proxy statement for our Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission within 120 days after December 31, 2010.

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

HCC Insurance Holdings, Inc. (Registrant)

Dated: February 28, 2011	By:	/s/ John N. Molbeck, Jr. (John N. Molbeck, Jr.) President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/ John N. Molbeck, Jr. (John N. Molbeck, Jr.)		Director, President and Chief Executive Officer (Principal Executive Officer)	February 28, 2011
/s/ Judy C. Bozeman* (Judy C. Bozeman)		Director	February 28, 2011
/s/ Frank J. Bramanti* (Frank J. Bramanti)		Director	February 28, 2011
/s/ Walter M. Duer* (Walter M. Duer)		Director	February 28, 2011
/s/ James C. Flagg, Ph.D.* (James C. Flagg, Ph.D.)		Director	February 28, 2011
/s/ Thomas M. Hamilton* (Thomas M. Hamilton)		Director	February 28, 2011
/s/ Leslie S. Heisz* (Leslie S. Heisz)		Director	February 28, 2011
/s/ Brad T. Irick (Brad T. Irick)		Executive Vice President and Chief Financial Officer	February 28, 2011
/s/ Deborah H. Midanek* (Deborah H. Midanek)		Director	February 28, 2011
/s/ James E. Oesterreicher* (James E. Oesterreicher)		Director	February 28, 2011
/s/ Robert A. Rosholt* (Robert A. Rosholt)		Director	February 28, 2011
/s/ Christopher J. B. Williams* (Christopher J. B. Williams)		Director and Chairman of the Board	February 28, 2011
/s/ (Pamela J. Penny) (Pamela J. Penny)		Executive Vice President and Chief Accounting Officer	February 28, 2011
*By:	/s/ Pamela J. Penny Pamela J. Penny, Attorney-in-fact

Items denoted by a letter are incorporated by reference to other documents previously filed with the Securities and Exchange Commission as set forth at the end of this index. Items not denoted by a letter are being filed herewith.

Exhibit
Number

(A)3	.1	—	Restated Certificate of Incorporation and Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Delaware Secretary of State on July 23, 1996 and May 21, 1998, respectively.
(B)3	.2	—	Amended and Restated Bylaws of HCC Insurance Holdings, Inc.
(C)4	.1	—	Specimen of Common Stock Certificate, $1.00 par value, of HCC Insurance Holdings, Inc.
(D)4	.2	—	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (Senior Debt).
(E)4	.3	—	Second Supplemental Indenture, dated March 28, 2003, between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association (as successor to First Union National Bank) related to 1.30% Convertible Notes Due 2023.
(F)4	.4	—	First Amendment to Second Supplemental Indenture, dated December 22, 2004, between HCC Insurance Holdings, Inc. and Wachovia Bank, National Association related to 1.30% Convertible Notes Due 2023.
(G)4	.5	—	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019.
(H)10	.1	—	Loan Agreement ($300,000,000 Revolving Loan Facility), dated April 4, 2007, among HCC Insurance Holdings, Inc.; Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association and The Bank of New York.
(I)10	.2	—	First Amendment to Loan Agreement, dated October 23, 2007, by and among HCC Insurance Holdings, Inc. and Wells Fargo Bank, National Association; Citibank, N.A.; Wachovia Bank, National Association; Royal Bank of Scotland; Amegy Bank, National Association; The Bank of New York; Key Bank National Association; Bank of America, N.A.; and Deutsche Bank AG New York Branch.
(J)10	.3	—	$90,000,000 Standby Letter of Credit Facility, dated November 26, 2010, by and between HCC Insurance Holdings, Inc. and the Royal Bank of Scotland plc and Barclays Bank plc.
(K)10	.4	—	HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(L)10	.5	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(L)10	.6	—	Form of Nonqualified Stock Option Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(L)10	.7	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(Y)10	.8	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (service shares). *
(Y)10	.9	—	Form of Restricted Stock Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan (performance shares). *
(Y)10	.10	—	Form of Restricted Stock Award Agreement (U.S.) under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(Y)10	.11	—	Form of Restricted Stock Unit Award Agreement under the HCC Insurance Holdings, Inc. 2008 Flexible Incentive Plan. *
(M)10	.12	—	Amendment to Stock Option Agreements, effective May 20, 2009, between Frank J. Bramanti and HCC Insurance Holdings, Inc. *
(N)10	.13	—	HCC Insurance Holdings, Inc. 2007 Incentive Compensation Plan. *
(O)10	.14	—	Employment Agreement, effective May 5, 2009, between John N. Molbeck, Jr. and HCC Insurance Holdings, Inc. *
(P)10	.15	—	Employment Agreement, effective May 10, 2010, between Brad T. Irick and HCC Insurance Holdings, Inc. *
(Q)10	.16	—	Service Agreement, effective as of January 1, 2006, between Barry J. Cook and HCC Service Company Limited (UK) Branch. *
(R)10	.17	—	Employment Agreement, effective March 1, 2007, between Craig J. Kelbel and HCC Insurance Holdings, Inc. *

Exhibit
Number

(O)10	.18	—	First Amendment to Employment Agreement, effective September 1, 2009, between Craig J. Kelbel and HCC Insurance Holdings, Inc. *
(R)10	.19	—	Employment Agreement, effective June 1, 2007, between Michael J. Schell and HCC Insurance Holdings, Inc. *
(S)10	.20	—	First Amendment to Employment Agreement, effective December 31, 2008, between Michael J. Schell and HCC Insurance Holdings, Inc. *
(T)10	.21	—	Second Amendment to Employment Agreement effective December 1, 2010, between Michael J. Schell and HCC Insurance Holdings, Inc. *
(U)10	.22	—	Employment Agreement, effective May 1, 2009, between William T. Whamond and HCC Insurance Holdings, Inc.*
(X)10	.23	—	First Amendment to Employment Agreement, effective April 19, 2010, between William T. Whamond and HCC Insurance Holdings, Inc. *
(S)10	.24	—	Amended and Restated Employment Agreement, effective January 1, 2007, between Frank J. Bramanti and HCC Insurance Holdings, Inc. *
(V)10	.25	—	Separation Agreement, effective May 5, 2009, between Frank J. Bramanti and HCC Insurance Holdings, Inc. *
(W)10	.26	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Frank J. Bramanti. *
(M)10	.27	—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for John N. Molbeck, Jr., effective May 5, 2009. *
10.28		—	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Non-Employee Directors*
10.29		—	Form of Indemnification Agreement between HCC Insurance Holdings, Inc. and recipient. *
12		—	Statement Regarding Computation of Ratios.
21		—	Subsidiaries of HCC Insurance Holdings, Inc.
23		—	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP dated February 28, 2010.
24		—	Powers of Attorney.
31.1		—	Certification by Chief Executive Officer.
31.2		—	Certification by Chief Financial Officer.
32.1		—	Certification with respect to Annual Report of HCC Insurance Holdings, Inc.
101		—	The following financial statements from the Company’s Annual Report on the Form 10-K for the year ended December 31, 2010 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statement of Changes in Shareholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.**

*	Management contract or compensatory plan.

**	The XBRL related information in Exhibit 101 shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933 as amended, except as shall be expressly set forth by specific reference in such filing or document.

(A)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998.

(B)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 30, 2008.

(C)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-1 (Registration No. 33-48737) filed October 27, 1992.

(D)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 19, 2001.

(E)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated March 25, 2003.

(F)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 22, 2004.

(G)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated November 10, 2009.

(H)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 4, 2007.

(I)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated October 24, 2007.

(J)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K November 30, 2010.

(K)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Registration Statement on Form S-8 (Registration No. 33-152897) filed August 8, 2008.

(L)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the Quarter Ended September 30, 2008.

(M)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated May 26, 2009.

(N)	Incorporated by reference to the Appendix of HCC Insurance Holdings, Inc.’s Definitive Proxy Statement for the May 10, 2007 Annual Meeting of Shareholders filed April 13, 2007.

(O)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 25, 2009.

(P)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q dated August 6, 2010.

(Q)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-Q for the Quarter Ended March 31, 2007.

(R)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 10, 2007.

(S)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 19, 2008.

(T)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated December 6, 2010.

(U)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 27, 2009.

(V)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated May 5, 2009.

(W)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated August 30, 2007.

(X)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 8-K dated April 20, 2010.

(Y)	Incorporated by reference to the Exhibits to HCC Insurance Holdings, Inc.’s Form 10-K for the Year Ended December 31, 2009.

Schedules other than those listed above have been omitted because they are either not required, not applicable, or the required information is shown in the Consolidated Financial Statements and Notes thereto or other Schedules.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
HCC Insurance Holdings, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of HCC Insurance Holdings, Inc. and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for other-than-temporary impairments in 2009.

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
February 28, 2011

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2010	2009

ASSETS
Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2010 — $4,864,806; 2009 — $4,381,762)	$4,999,440	$4,538,073
Fixed income securities — held to maturity, at amortized cost (fair value: 2010 — $195,811; 2009 — $104,008)	193,668	102,792
Short-term investments, at cost, which approximates fair value	488,002	810,673
Other investments	5,985	4,691

Total investments	5,687,095	5,456,229

Cash	97,857	129,460
Restricted cash and cash investments	148,547	146,133
Premium, claims and other receivables	635,867	600,332
Reinsurance recoverables	1,006,855	1,016,411
Ceded unearned premium	278,663	270,436
Ceded life and annuity benefits	58,409	61,313
Deferred policy acquisition costs	212,786	208,463
Goodwill	821,648	822,006
Other assets	116,355	123,608

Total assets	$9,064,082	$8,834,391

LIABILITIES
Loss and loss adjustment expense payable	$3,471,858	$3,492,309
Life and annuity policy benefits	58,409	61,313
Reinsurance balances payable	201,235	182,661
Unearned premium	1,045,877	1,044,747
Deferred ceding commissions	72,565	71,595
Premium and claims payable	144,495	154,596
Notes payable	298,637	298,483
Accounts payable and accrued liabilities	474,574	497,504

Total liabilities	5,767,650	5,803,208

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2010 — 120,942 and 2009 — 118,724; outstanding: 2010 — 114,968 and 2009 — 114,051)	120,942	118,724
Additional paid-in capital	954,332	914,339
Retained earnings	2,257,895	1,977,254
Accumulated other comprehensive income	97,186	119,665
Treasury stock, at cost (shares: 2010 — 5,974 and 2009 — 4,673)	(133,923)	(98,799)

Total shareholders’ equity	3,296,432	3,031,183

Total liabilities and shareholders’ equity	$9,064,082	$8,834,391

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(in thousands, except per share data)

	Years ended December 31,
	2010	2009	2008

REVENUE

Net earned premium	$2,041,924	$2,037,235	$2,007,774
Net investment income	203,819	191,965	164,751
Other operating income	44,832	82,669	61,985
Net realized investment gain (loss)	12,104	12,076	(16,808)
Other-than-temporary impairment loss
Total loss	(378)	(6,443)	(11,133)
Portion recognized in other comprehensive income	(47)	1,014	—

Net loss recognized in earnings	(425)	(5,429)	(11,133)

Total revenue	2,302,254	2,318,516	2,206,569

EXPENSE

Loss and loss adjustment expense, net	1,213,029	1,215,759	1,211,873
Policy acquisition costs, net	322,046	308,554	308,587
Other operating expense	256,004	259,488	233,509
Interest expense	21,348	16,164	20,362

Total expense	1,812,427	1,799,965	1,774,331

Earnings before income tax expense	489,827	518,551	432,238
Income tax expense	144,731	164,683	130,118

Net earnings	$345,096	$353,868	$302,120

Earnings per common share

Basic	$3.00	$3.14	$2.63

Diluted	$2.99	$3.11	$2.61

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years ended December 31,
	2010	2009	2008

Net earnings	$345,096	$353,868	$302,120

Other comprehensive income (loss):

Investment gains (losses):
Investment gains (losses) during year	(9,873)	147,166	(37,290)
Income tax charge (benefit)	(3,098)	53,909	(14,985)

Investment gains (losses), net of tax	(6,775)	93,257	(22,305)

Less reclassification adjustments for:
Gains (losses) included in net earnings	11,784	5,483	(19,828)
Income tax charge (benefit)	4,124	1,920	(6,940)

Gains (losses) included in net earnings, net of tax	7,660	3,563	(12,888)

Net unrealized investment gains (losses)	(14,435)	89,694	(9,417)

Cash flow hedge gain (loss)	—	8,031	(5,543)
Income tax charge (benefit)	—	2,811	(1,940)

Cash flow hedge gain (loss), net of tax	—	5,220	(3,603)

Foreign currency translation adjustment	(9,248)	5,190	(10,425)
Income tax charge (benefit)	(1,204)	3,674	(3,099)

Foreign currency translation adjustment, net of tax	(8,044)	1,516	(7,326)

Other comprehensive income (loss)	(22,479)	96,430	(20,346)

Comprehensive income	$322,617	$450,298	$281,774

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2010, 2009 and 2008
(in thousands, except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity

Balance at December 31, 2007	$115,069	$851,086	$1,429,658	$47,882	$—	$2,443,695
Net earnings	—	—	302,120	—	—	302,120
Other comprehensive loss	—	—	—	(20,346)	—	(20,346)
Issuance of 1,011 shares for exercise of options, including tax effect	1,011	17,187	—	—	—	18,198
Purchase of 3,013 common shares	—	—	—	—	(63,335)	(63,335)
Stock-based compensation	377	13,261	—	—	—	13,638
Cash dividends declared, $0.47 per share	—	—	(53,947)	—	—	(53,947)

Balance at December 31, 2008	116,457	881,534	1,677,831	27,536	(63,335)	2,640,023
Cumulative effect of accounting change (other-than-temporary impairments in investments)	—	—	4,301	(4,301)	—	—
Net earnings	—	—	353,868	—	—	353,868
Other comprehensive income	—	—	—	96,430	—	96,430
Issuance of 993 shares for exercise of options, including tax effect	993	18,205	—	—	—	19,198
Purchase of 1,660 common shares	—	—	—	—	(35,464)	(35,464)
Issuance of 1,040 shares for debt conversion	1,040	(1,040)	—	—	—	—
Stock-based compensation	234	15,640	—	—	—	15,874
Cash dividends declared, $0.52 per share	—	—	(58,746)	—	—	(58,746)

Balance at December 31, 2009	118,724	914,339	1,977,254	119,665	(98,799)	3,031,183
Net earnings	—	—	345,096	—	—	345,096
Other comprehensive loss	—	—	—	(22,479)	—	(22,479)
Issuance of 1,404 shares for exercise of options, including tax effect	1,404	27,789	—	—	—	29,193
Purchase of 1,301 common shares	—	—	—	—	(35,124)	(35,124)
Stock-based compensation	814	12,204	—	—	—	13,018
Cash dividends declared, $0.56 per share	—	—	(64,455)	—	—	(64,455)

Balance at December 31, 2010	$120,942	$954,332	$2,257,895	$97,186	$(133,923)	$3,296,432

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008

Operating activities
Net earnings	$345,096	$353,868	$302,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(38,507)	23,432	46,985
Change in reinsurance recoverables	(2,077)	42,521	(98,354)
Change in ceded unearned premium	(10,713)	(34,107)	10,309
Change in loss and loss adjustment expense payable	6,702	22,439	188,264
Change in reinsurance balances payable	20,609	60,057	(8,014)
Change in unearned premium	7,106	48,366	33,526
Change in premium and claims payable, excluding restricted cash	1,243	(98,675)	(80,219)
Change in accounts payable and accrued liabilities	31,032	96,040	(53,079)
Change in trading securities	—	—	49,091
Stock-based compensation expense	13,018	15,628	13,638
Depreciation and amortization expense	17,380	16,221	14,308
(Gain) loss on investments	(12,168)	(3,518)	49,549
Other, net	36,479	40,525	37,844

Cash provided by operating activities	415,200	582,797	505,968

Investing activities
Sales of available for sale fixed income securities	239,414	551,760	583,211
Maturity or call of available for sale fixed income securities	620,884	347,794	323,998
Maturity or call of held to maturity fixed income securities	25,240	86,364	—
Cost of available for sale fixed income securities acquired	(1,347,285)	(1,159,796)	(1,527,664)
Cost of held to maturity fixed income securities acquired	(120,643)	(59,754)	(44,592)
Cost of other investments acquired	(4,977)	—	(36,751)
Change in short-term investments	311,983	(297,016)	294,248
Proceeds from sales of strategic and other investments	4,638	114,940	77,097
Payments for purchase of businesses, net of cash received	(36,348)	(38,018)	(103,153)
Proceeds from sale of subsidiaries	17,068	50,557	—
Other, net	(9,627)	(16,581)	(7,996)

Cash used by investing activities	(299,653)	(419,750)	(441,602)

Financing activities
Issuance of notes payable	—	296,096	—
Advances on line of credit	50,000	130,000	181,000
Payments on line of credit	(50,000)	(350,032)	(161,000)
Payments on convertible notes	(64,472)	(60,210)	—
Sale of common stock	29,193	19,198	18,198
Purchase of common stock	(35,124)	(35,464)	(63,335)
Dividends paid	(63,245)	(57,437)	(52,453)
Other, net	(13,502)	(3,085)	1,436

Cash used by financing activities	(147,150)	(60,934)	(76,154)

Net increase (decrease) in cash	(31,603)	102,113	(11,788)
Cash at beginning of year	129,460	27,347	39,135

Cash at end of year	$97,857	$129,460	$27,347

See Notes to Consolidated Financial Statements.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(1)	General Information and Significant Accounting and Reporting Policies

HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of non-correlated specialty lines of business in more than 180 countries, including property and casualty, accident and health, surety, credit and aviation. We market our products through a network of independent agents and brokers, producers, managing general agents and directly to customers.

Our principal domestic insurance companies are Houston Casualty Company and U.S. Specialty Insurance Company, HCC Life Insurance Company, Avemco Insurance Company, American Contractors Indemnity Company and United States Surety Company. These companies operate throughout the United States with headquarters in Houston, Texas; Atlanta, Georgia; Frederick, Maryland; Los Angeles, California; and Timonium, Maryland, respectively. All of our principal domestic insurance companies operate on an admitted basis, except Houston Casualty Company, which also insures international risks. Our foreign insurance companies are HCC International Insurance Company, HCC Europe, HCC Reinsurance Company Limited and the London branch of Houston Casualty Company. These companies operate principally from the United Kingdom and Spain. We also participate in Syndicate 4141, an active Lloyd’s of London syndicate that we manage, which operates in London, England.

Our agencies underwrite insurance products and provide claims management services, primarily for our insurance companies. Our principal agencies operating in the United States are HCC Global Financial Products, HCC Specialty, HCC Medical Insurance Services, LLC, HCC Indemnity Guaranty Agency, RA&MCO Insurance Services and G.B. Kenrick & Associates. Our principal foreign agencies are HCC Global Financial Products, with headquarters in Barcelona, Spain, and HCC Underwriting Agency, Ltd. (UK), which manages our syndicate and operates in London, England.

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

HCC completed the reorganization of its management structure in the third quarter of 2010. Our segment reporting structure has been realigned to reflect these changes. See Note 12, “Segments” for a discussion of our new segment structure.

In connection with our resegmentation, we changed the presentation of our consolidated income statement to better represent our current operations. Previously, we presented reinsurance ceding commissions that exceeded policy acquisition costs as a component of fee and commission income, within total revenue. We now present all ceding commissions as an offset to policy acquisition costs, within total expense, and reclassify the remaining fee and commission income as a component of other operating income, within total revenue.

We have reclassified certain amounts in our 2009 and 2008 consolidated financial statements to conform to

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

the 2010 presentation, including the reclassification related to fee and commission income discussed above. None of our reclassifications had an effect on consolidated net earnings, shareholders’ equity or cash flows.

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

Premium, Claims and Other Receivables

We use the gross method for reporting receivables and payables on brokered transactions. We review the collectibility of our receivables, which relate to premium receivable, on a current basis and generally cancel insurance coverage if the premium is unpaid. We provide an allowance for doubtful accounts for amounts due from brokers that are doubtful of collection. The allowance was $3.6 million and $4.3 million at December 31, 2010 and 2009, respectively. Our estimate of the level of the allowance could change as conditions change in the future.

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

One assumed residential mortgage guaranty reinsurance contract, which we determined did not transfer significant underwriting risk, was accounted for using the deposit method of accounting since inception of the contract in 2008. We dissolved this reinsurance contract in 2009. We recorded all consideration received under the contract, prior to dissolution, as a deposit liability, rather than as net earned premium. We reported income from this contract as other operating income in our consolidated statements of earnings.

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

Certain fiduciary funds totaling $257.5 million and $284.2 million were included in short-term investments and fixed income securities at December 31, 2010 and 2009, respectively. These funds are held for the benefit of our clients, but the agreements allow us to comingle the funds with our funds. We earn interest, net of expenses, on these funds.

Restricted Cash and Cash Investments

Our agencies hold funds of unaffiliated parties for the payment of claims, and our surety businesses hold funds as collateral for potential claims. These restricted fiduciary funds are shown as restricted cash and cash investments in our consolidated balance sheets. The corresponding liability is included within either premium and claims payable or accounts payable and accrued expenses in our consolidated balance sheets. Interest earned on these funds accrues to the benefit of the parties from whom the funds were withheld. Therefore, we do not include cash activity related to these funds in our consolidated statements of cash flows.

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

Our available for sale fixed income securities portfolio includes asset-backed and mortgage-backed securities for which we recognize income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the estimated economic life is recalculated and the remaining unamortized premium or discount is amortized prospectively over the remaining economic life.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

A portion of our fixed income securities are classified as held to maturity and reported at amortized cost. This portfolio includes securities, denominated in currencies other than the functional currency of the investing subsidiary, for which we have the ability and intent to hold the securities to maturity or redemption. We hold these securities to hedge the foreign exchange risk associated with insurance claims and liabilities that we will pay in those currencies. Any foreign exchange gain/loss on these securities is recorded through income and substantially offsets any foreign exchange gain/loss on the related liabilities.

Short-term investments and restricted cash investments are carried at cost, which approximates fair value.

Other investments primarily includes, at December 31, 2010, an equity security carried at fair value and, at December 31, 2009, two investments carried at cost, which approximated fair value, that were redeemed in 2010. Prior to 2009, other investments included alternative investments, which were accounted for using the equity method of accounting, and trading securities, which were carried at fair value. We completed the liquidation of our alternative investments in 2009 and our trading securities in 2008. Changes in carrying value are included in the consolidated statements of earnings within net investment income for equity securities and other alternative investments and in other operating income for trading securities.

Realized investment gains or losses are determined on an average cost basis and included in earnings on the trade date. If a structured security fails to pay the full amount of expected principal, we recognize the unpaid amount as a realized loss in the period due and permanently reduce the security’s cost basis.

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

Prior to April 1, 2009, we assessed our ability and intent to hold an impaired security for a period of time sufficient to allow full recovery or until maturity. If we could not assert this condition, we recorded the difference between fair value and amortized cost as an other-than-temporary impairment loss through earnings in that period. We recorded a cumulative adjustment of $4.3 million after-tax in 2009 to reclassify the non-credit portion of our previous other-than-temporary losses from retained earnings to accumulated other comprehensive income as of the adoption date.

Derivative Financial Instruments

During 2008 and 2009, we had interests in two long-term mortgage impairment insurance contracts that were denominated in British pound sterling. The exposure with respect to these two contracts was measured based on movement in a specified U.K. housing index. In 2009, we collected $20.3 million of cash on these contracts. In 2010, we dissolved our interest in one contract for $8.3 million cash and we recognized a gain of $8.0 million, which was included in other operating income in our consolidated statements of earnings. The remaining contract qualifies as a derivative financial instrument, is unhedged and is reported at fair value in other assets in our consolidated balance sheets. We record changes in fair value and any foreign exchange gain/loss on these contracts as a component of other operating income. At December 31, 2010 and 2009, the fair value of the outstanding contracts was $0.9 million and $0.4 million, respectively.

From 2008 to 2010, we had two free-standing interest rate swap agreements that we originally purchased to convert outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate. Prior to their expiration in November 2010, the swap agreements were recorded at fair value and reported in accounts payable and accrued expenses. The change in fair value was recorded as a component of other operating expense in our consolidated statements of earnings.

In 2008 and 2009, we had interest rate swap agreements that converted outstanding borrowings on our Revolving Loan Facility from a variable rate to a fixed rate. These agreements qualified for hedge accounting treatment as cash flow hedges, with the change in fair value recorded through other comprehensive income, until their maturity in November 2009.

Other Operating Income

Fee and commission income, which includes third party agency and broker and commissions, is reported in other operating income in our consolidated statements of earnings. When there is no significant future servicing obligation, we recognize fee and commission income on the later of the effective date of the policy, the date when the premium can be reasonably established, or the date when substantially all services related to the insurance placement have been rendered to the client. We record revenue from profit commissions based on the profitability of business written, calculated using the respective commission formula and actual underwriting results through the date of calculation. Such amounts are adjusted if and when experience changes. When additional services are required, the service revenue is deferred and recognized over the service

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

period. We record an allowance for estimated return commissions that we may be required to pay on the early termination of policies.

When our underwriting agencies utilize one of our insurance company subsidiaries as the policy issuing company, we eliminate in consolidation the fee and commission income against the related insurance company’s policy acquisition costs and defer the policy acquisition costs of the underwriting agencies.

In 2008, we had certain strategic investments in insurance-related companies recorded in other assets in the consolidated balance sheets. For any strategic investment in which we owned a 20% to 50% equity interest, the investment and income were recorded using the equity method of accounting. The related income was reported in other operating income in the consolidated statements of earnings. We recorded any interest, dividends on investments not accounted for by the equity method of accounting, and realized gains or losses in other operating income.

Goodwill and Intangible Assets

An indicator of impairment of goodwill exists when the fair value of a reporting unit is less than its carrying amount. We assess our goodwill for impairment annually, or sooner if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We conducted our 2010 goodwill impairment test based on our prior reporting units as of June 30, 2010, which is consistent with the timeframe for our annual assessment in prior years. We noted no indicators of impairment.

In connection with the changes to our segment reporting structure in the third quarter of 2010, we allocated our consolidated goodwill to five reporting units, which are the same as our new insurance underwriting segments. We allocated the goodwill based on the relative fair value of each reporting unit to the sum of the reporting units’ total fair value at September 30, 2010.

To determine the fair value of each reporting unit, we considered three valuation approaches (market, income and cost). We utilized the income and market valuation approaches and based our assumptions and inputs on market participant data, as well as our own data. For the income approach, we estimated the present value of each reporting unit’s expected cash flows to determine its fair value. We utilized estimated future cash flows of the portfolio of products included in each reporting unit, as well as a risk-appropriate rate of return specific to each reporting unit. We utilized our budgets and projection of future operations based on historical and expected industry trends to estimate our future cash flows and their probability of occurring as projected. We also determined fair value of each reporting unit based on market participant data, and used those results to test the reasonableness and validity of the income approach results.

As a result of our resegmentation, we tested goodwill again for impairment as of September 30, 2010, using this fair value information. Based on this impairment test, the fair value of each new reporting unit exceeded its carrying amount. No events have occurred that indicate there is an impairment in our goodwill as of December 31, 2010. We will conduct our next annual goodwill impairment test as of June 30, 2011, unless other events occur that indicate there is an impairment in our goodwill prior to that date.

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

Earnings Per Share

Basic earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding during the year. Diluted earnings per share is computed by dividing net earnings attributable to common stock by the weighted-average common shares outstanding plus the weighted-average potential common shares outstanding during the year. Outstanding common stock options, when dilutive, are included in the weighted-average potential common shares outstanding. Also included in 2008 and 2009 were common shares that would be issued for any premium in excess of the principal amount of our convertible debt, which was repaid in 2009. We use the treasury stock method to calculate the dilutive effect of potential common shares outstanding. We treat unvested restricted stock and unvested restricted stock units that contain non-forfeitable rights to dividends or dividend-equivalents as participating securities and include them in the earnings allocation in calculating earnings per share under the two-class method.

Accounting Guidance Adopted in 2010

A new accounting standard, originally issued as SFAS No. 167, Amendments to FASB Interpretation No. 46(R), became effective January 1, 2010. The guidance, which was incorporated into Accounting Standards Codification (ASC) Topic 810, Consolidation, changes various aspects of accounting for and disclosures of interests in variable interest entities. Our adoption of this guidance as of January 1, 2010 had no material impact on our consolidated financial statements.

Effective January 1, 2010, we adopted Accounting Standards Update (ASU) No. 2010-06, which incorporated changes in disclosure requirements into ASC Topic 820, Fair Value Measurements and Disclosures. Where applicable, we have included the additional required disclosures in the notes to our consolidated financial statements.

A new accounting standard, ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, was issued in 2010. The new guidance expands disclosures related to finance receivables, including the nature of credit risk in finance receivables, how that risk is analyzed in determining the related allowance for credit losses, and changes to the allowance during the year. Where applicable, we have included the additional required disclosures in the notes to our consolidated financial statements.

Recent Accounting Guidance

A new accounting standard, originally issued as EITF 09-G, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, was ratified in 2010. The guidance, which was incorporated into ASC Topic 944, Financial Services — Insurance, clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. All costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, are to be expensed as incurred. This guidance must be adopted by January 1, 2012, either prospectively or retrospectively. We plan to adopt this guidance on January 1, 2012. We are currently assessing the impact it will have on our consolidated financial statements.

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

Our Level 1 investments are primarily U.S. Treasuries and an equity security, which are listed on exchanges. We use quoted prices for identical instruments to measure fair value.

Our Level 2 investments include most of our fixed income securities, which consist of U.S. government agency securities, municipal bonds, certain corporate debt securities, and certain mortgage-backed and asset-backed securities. Our Level 2 instruments also included our previous interest rate swap agreements, which were reflected as liabilities in our 2009 consolidated balance sheet. We measure fair value for the majority of our Level 2 investments using quoted prices of securities with similar characteristics. The remaining investments are valued using pricing models or matrix pricing. The fair value measurements consider observable assumptions, including benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers, default rates, loss severity and other economic measures.

We use independent pricing services to assist us in determining fair value for over 99% of our Level 1 and Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices, and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive as of December 31, 2010 or 2009. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of December 31, 2010 or 2009.

Our Level 3 securities include certain fixed income securities, as well as insurance contracts that we account for as derivatives and classify in consolidated other assets. In 2010, we dissolved our interest in one of the insurance contracts. We determine fair value based on internally developed models that use assumptions or other data that are not readily observable from objective sources. Because we use the lowest level significant input to determine our hierarchy classifications, a financial instrument may be classified in Level 3 even though there may be significant readily-observable inputs.

We excluded from our fair value disclosures our held to maturity investment portfolio measured at amortized cost. At December 31, 2009, we also excluded two other investments with a value of $4.1 million, measured at cost, which were redeemed in 2010.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following tables present our assets and liabilities that were measured at fair value.

	Level 1	Level 2	Level 3	Total

December 31, 2010

Fixed income securities – available for sale
U.S. government and government agency securities	$148,217	$176,050	$—	$324,267
Fixed income securities of states, municipalities and political subdivisions	—	1,082,057	—	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,628,059	—	1,628,059
Corporate fixed income securities	—	570,152	242	570,394
Residential mortgage-backed securities	—	995,108	—	995,108
Commercial mortgage-backed securities	—	145,228	—	145,228
Asset-backed securities	—	11,370	1,196	12,566
Foreign government securities	—	241,761	—	241,761

Total fixed income securities – available for sale	148,217	4,849,785	1,438	4,999,440
Other investments	5,575	—	—	5,575
Other assets	—	—	857	857

Total assets measured at fair value	$153,792	$4,849,785	$2,295	$5,005,872

December 31, 2009

Fixed income securities – available for sale
U.S. government and government agency securities	$178,927	$134,620	$—	$313,547
Fixed income securities of states, municipalities and political subdivisions	—	1,059,426	—	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,146,334	—	1,146,334
Corporate fixed income securities	—	686,170	151	686,321
Residential mortgage-backed securities	—	944,182	—	944,182
Commercial mortgage-backed securities	—	143,412	2,805	146,217
Asset-backed securities	—	13,059	1,306	14,365
Foreign government securities	—	227,681	—	227,681

Total fixed income securities – available for sale	178,927	4,354,884	4,262	4,538,073
Other investments	14	—	—	14
Other assets	—	—	432	432

Total assets measured at fair value	$178,941	$4,354,884	$4,694	$4,538,519

Accounts payable and accrued liabilities – interest rate swaps	$—	$(2,367)	$—	$(2,367)

Total liabilities measured at fair value	$—	$(2,367)	$—	$(2,367)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following table presents the changes in fair value of our Level 3 assets.

	Fixed
	income	Other
	securities	assets	Total

Balance at December 31, 2008	$6,515	$16,100	$22,615
Net redemptions	(2,039)	(20,264)	(22,303)
Net gains – realized	30	—	30
Net gains – unrealized	1,502	4,596	6,098
Transfers into Level 3	6,263	—	6,263
Transfers out of Level 3	(8,009)	—	(8,009)

Balance at December 31, 2009	4,262	432	4,694
Net redemptions	(484)	(8,342)	(8,826)
Net gains – realized	—	8,342	8,342
Net gains – unrealized	203	425	628
Transfers out of Level 3	(2,543)	—	(2,543)

Balance at December 31, 2010	$1,438	$857	$2,295

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. We transferred investments into Level 3 in 2009 due to our inability to obtain fair values using inputs based on observable market data. We transferred investments from Level 3 to Level 2 in 2010 and 2009 because we were able to determine their fair value using inputs based on observable market data in the period transferred. There were no transfers from Level 1 to Level 2 in 2010 or 2009.

(3) Investments

Substantially all of our fixed income securities are investment grade. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
December 31, 2010	cost	gain	loss	Fair value

U.S. government and government agency securities	$315,339	$9,097	$(169)	$324,267
Fixed income securities of states, municipalities and political subdivisions	1,050,969	38,825	(7,737)	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	1,614,554	34,764	(21,259)	1,628,059
Corporate fixed income securities	545,883	26,436	(1,925)	570,394
Residential mortgage-backed securities	958,404	40,949	(4,245)	995,108
Commercial mortgage-backed securities	136,746	8,518	(36)	145,228
Asset-backed securities	12,563	78	(75)	12,566
Foreign government securities	230,348	11,537	(124)	241,761

Total fixed income securities – available for sale	$4,864,806	$170,204	$(35,570)	$4,999,440

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
December 31, 2009	cost	gain	loss	Fair value

U.S. government and government agency securities	$308,618	$6,255	$(1,326)	$313,547
Fixed income securities of states, municipalities and political subdivisions	1,012,262	49,491	(2,327)	1,059,426
Special purpose revenue bonds of states, municipalities and political subdivisions	1,101,566	46,551	(1,783)	1,146,334
Corporate fixed income securities	657,653	28,785	(117)	686,321
Residential mortgage-backed securities	915,203	35,130	(6,151)	944,182
Commercial mortgage-backed securities	151,357	630	(5,770)	146,217
Asset-backed securities	15,118	445	(1,198)	14,365
Foreign government securities	219,985	7,914	(218)	227,681

Total fixed income securities – available for sale	$4,381,762	$175,201	$(18,890)	$4,538,073

	Held to maturity
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value

December 31, 2010

U.S. government securities	$12,993	$264	$—	$13,257
Corporate fixed income securities	113,296	1,205	(277)	114,224
Foreign government securities	67,379	995	(44)	68,330

Total fixed income securities – held to maturity	$193,668	$2,464	$(321)	$195,811

December 31, 2009

U.S. government securities	$14,988	$269	$—	$15,257
Corporate fixed income securities	7,594	95	(4)	7,685
Foreign government securities	80,210	1,579	(723)	81,066

Total fixed income securities – held to maturity	$102,792	$1,943	$(727)	$104,008

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

All fixed income securities were income producing in 2010. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses

December 31, 2010

U.S. government and government agency securities	$20,976	$(169)	$—	$—	$20,976	$(169)
Fixed income securities of states, municipalities and political subdivisions	228,228	(7,621)	2,279	(116)	230,507	(7,737)
Special purpose revenue bonds of states, municipalities and political subdivisions	689,190	(21,156)	6,344	(103)	695,534	(21,259)
Corporate fixed income securities	66,029	(1,925)	—	—	66,029	(1,925)
Residential mortgage-backed securities	123,782	(3,081)	22,152	(1,164)	145,934	(4,245)
Commercial mortgage-backed securities	—	—	3,084	(36)	3,084	(36)
Asset-backed securities	9,174	(75)	—	—	9,174	(75)
Foreign government securities	10,699	(124)	—	—	10,699	(124)

Total	$1,148,078	$(34,151)	$33,859	$(1,419)	$1,181,937	$(35,570)

December 31, 2009

U.S. government and government agency securities	$101,542	$(1,326)	$—	$—	$101,542	$(1,326)
Fixed income securities of states, municipalities and political subdivisions	48,836	(985)	19,816	(1,342)	68,652	(2,327)
Special purpose revenue bonds of states, municipalities and political subdivisions	76,305	(1,305)	25,261	(478)	101,566	(1,783)
Corporate fixed income securities	13,773	(117)	—	—	13,773	(117)
Residential mortgage-backed securities	147,621	(2,018)	40,568	(4,133)	188,189	(6,151)
Commercial mortgage-backed securities	30,209	(418)	73,451	(5,352)	103,660	(5,770)
Asset-backed securities	2,476	(246)	7,532	(952)	10,008	(1,198)
Foreign government securities	4,153	(130)	8,593	(88)	12,746	(218)

Total	$424,915	$(6,545)	$175,221	$(12,345)	$600,136	$(18,890)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. During the past three years, our reviews covered all impaired securities where the loss exceeded $0.5 million and the loss either exceeded 10% of cost or the security had been in a loss position for longer than twelve consecutive months. Our reviews considered the factors described in the “Other-than-temporary Impairments” section in Note 1.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in shareholders’ equity. Our other-than-temporary impairment losses were as follows:

	2010	2009	2008

Total other-than-temporary impairment loss	$(378)	$(6,443)	$(11,133)
Portion recognized in other comprehensive income	(47)	1,014	—

Net other-than-temporary impairment loss recognized in earnings	$(425)	$(5,429)	$(11,133)

Since April 1, 2009, when we adopted the new accounting standard for other-than-temporary impairment losses, we have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses, beginning at the date of adoption of the new accounting standard, was as follows:

	2010	2009

Balance at beginning of period	$3,848	$—
Credit losses included in retained earnings related to adoption of new accounting standard	—	2,723
Credit losses recognized in earnings
Securities previously impaired	425	350
Securities previously not impaired	—	775

Balance at December 31	$4,273	$3,848

We had $2.5 million of after-tax other-than-temporary impairment losses, primarily related to mortgage-backed and asset-backed securities, included in accumulated other comprehensive income within shareholders’ equity at December 31, 2010. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.

We do not consider the $35.6 million of gross unrealized losses in our fixed income securities portfolio at December 31, 2010 to be other-than-temporary impairments because: 1) we received substantially all contractual interest and principal payments on these securities in 2010, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.

The change in our unrealized pretax net gains (losses) on investments during each year was as follows:

	2010	2009	2008

Available for sale fixed income securities	$(21,677)	$141,685	$(10,412)
Strategic and other investments	20	(2)	(7,050)

Change in net unrealized investment gains (losses)	$(21,657)	$141,683	$(17,462)

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The amortized cost and fair value of our fixed income securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.9 years at December 31, 2010.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value

Due in 1 year or less	$244,003	$247,341	$28,648	$28,775
Due after 1 year through 5 years	1,065,498	1,116,695	158,985	160,744
Due after 5 years through 10 years	906,340	945,774	6,035	6,292
Due after 10 years through 15 years	748,163	752,647	—	—
Due after 15 years	793,089	784,081	—	—

Securities with fixed maturities	3,757,093	3,846,538	193,668	195,811
Mortgage-backed and asset-backed securities	1,107,713	1,152,902	—	—

Total fixed income securities	$4,864,806	$4,999,440	$193,668	$195,811

At December 31, 2010, our domestic insurance companies had deposited fixed income securities of $45.6 million (amortized cost of $44.2 million) to meet the deposit requirements of various insurance departments. There are withdrawal and other restrictions on these deposits, but we direct how the deposits are invested and we earn interest on the funds.

The sources of net investment income were as follows:

	2010	2009	2008

Fixed income securities	$202,814	$189,450	$174,710
Short-term investments	900	1,978	17,855
Other	4,344	4,338	(23,873)

Total investment income	208,058	195,766	168,692
Investment expense	(4,239)	(3,801)	(3,941)

Net investment income	$203,819	$191,965	$164,751

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment losses, were as follows:

	2010	2009	2008

Fixed income securities
Gains	$14,207	$13,969	$12,088
Losses	(1,995)	(2,451)	(20,127)

Net fixed income securities	12,212	11,518	(8,039)

Other investments
Gains	52	719	663
Losses	(160)	(161)	(9,432)

Net other investments	(108)	558	(8,769)

Total
Gains	14,259	14,688	12,751
Losses	(2,155)	(2,612)	(29,559)

Net realized investment gain (loss)	$12,104	$12,076	$(16,808)

(4) Acquisitions, Dispositions and Goodwill

Acquisitions

In 2009 and 2008, we completed six business acquisitions, ranging between $4.4 million and $42.7 million. We acquired these businesses to grow existing lines of business, such as medical stop-loss and surety, and to diversify into new specialty lines of business, such as short-term medical and public entity insurance. Our largest acquisition was HCC Medical Insurance Services, LLC (HCC MIS). The results of operations of the acquired businesses were included in our consolidated financial statements beginning on the effective date of each transaction. The following table provides aggregate information on these acquisitions (in millions).

		Total cash
		consideration	Goodwill
	Number of	through	recognized through	Tax deductible
	Acquisitions	December 31, 2010	December 31, 2010	goodwill

2009	One	$11.4	$5.4	$—
2008	Five	73.3	61.1	52.2

The business combinations were recorded using the acquisition method of accounting. We valued all identifiable assets and liabilities at fair value and allocated any remaining consideration to goodwill in our purchase price allocations. On January 1, 2009, we adopted new accounting guidance that modifies the accounting and reporting for business combinations. Any future adjustments to finalize our pre-2009 purchase price allocations, other than for certain tax-related items, will be recorded as an adjustment to goodwill. Certain tax-related items will be recorded through earnings in the period when the adjustment is determined.

We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International D&O business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. Pretax earnings include underwriting results on this long-tailed business, until all related claims are settled. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. Based on our estimate, as of December 31, 2010, of ultimate claims settlements, we recorded a projected net amount due from the owners of $20.0 million at year-end 2010. This net amount includes approximately $22.7 million due to the former owners in March 2011, according to contractual requirements in the purchase agreement. All adjustments to the net amount due have been, or will be, recorded as an increase or decrease to goodwill. The total HCC Global earnout and the related goodwill recognized from the acquisition date through December 31, 2010 was $203.8 million.

Our 2008 acquisition of HCC MIS includes an earnout based on achievement of certain underwriting profit levels. At December 31, 2010, the accrued earnout, which will be paid in 2011, totaled $1.8 million.

Dispositions

In 2010, we sold an inactive subsidiary, HCC Insurance Company, for $14.7 million cash and realized a $0.5 million gain.

On June 30, 2009, we sold the assets and licensed the intangibles related to our commercial marine agency business. We entered into a five-year managing general underwriter agreement that allows the purchaser to write that same business utilizing policies issued by one of our insurance companies. We reduced goodwill by $18.0 million, the amount assigned to this former reporting unit, and recognized an immaterial gain on the transaction.

On October 3, 2009, we executed a contract to sell 100% of the stock of our reinsurance broker, Rattner Mackenzie Limited (RML), to an affiliate of Marsh & McLennan Companies, Inc. (MMC) for $42.5 million of MMC common stock. We also executed an agreement with MMC and its affiliates whereby our insurance companies and agencies will continue to utilize MMC and its affiliates to place certain of our reinsurance programs. The sale closed on October 8, 2009. The assets and liabilities sold included $142.2 million of premium, claims and other receivables and $165.6 million of premium and claims payable, respectively. We reduced goodwill by $41.9 million, the amount assigned to this former reporting unit, and recognized a loss of $4.7 million, which was included in other operating income in our consolidated statements of earnings. We sold the MMC stock at a gain shortly after the RML transaction closed.

Goodwill

When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows. During 2009, we transferred $21.9 million of goodwill based on a reorganization that created a permanent change in cash flows. We also reduced goodwill by $60.0 million, the amount assigned to two former reporting units that were sold in 2009.

In connection with the changes to our segment reporting structure, we allocated our consolidated goodwill to new reporting units as of September 30, 2010. We now have five reporting units, which are the same as our new insurance underwriting segments. Additional information is included in “Goodwill and Intangible Assets” in Note 1.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The changes in goodwill during 2009 and the first nine months of 2010, based on our prior segments, are shown in the table below.

	Insurance
	Company	Agency	Other	Total

Balance at December 31, 2008	$646,527	$211,999	$323	$858,849
Additions
Acquisitions	7,481	891	—	8,372
Earnouts	14,972	2,483	—	17,455
Dispositions	—	(59,974)	—	(59,974)
Transfer and other	19,244	(21,940)	—	(2,696)

Balance at December 31, 2009	688,224	133,459	323	822,006
Other	(297)	(9)	—	(306)

Balance at September 30, 2010	$687,927	$133,450	$323	$821,700

The goodwill balances by reportable segment and the changes in goodwill after our resegmentation are shown in the table below.

	U.S. Property	Professional	Accident &	U.S. Surety
	& Casualty	Liability	Health	& Credit	International	Total

Balance at September 30, 2010	$223,000	$250,000	$144,000	$79,700	$125,000	$821,700
Additions (reductions) for earnouts	—	(179)	199	—	—	20
Other	—	(1)	(71)	—	—	(72)

Balance at December 31, 2010	$223,000	$249,820	$144,128	$79,700	$125,000	$821,648

(5) Reinsurance

In the normal course of business, our insurance companies cede a portion of their premium to domestic and foreign reinsurers through treaty and facultative reinsurance agreements. Although reinsurance does not discharge the direct insurer from liability to its policyholder, our insurance companies participate in such agreements in order to limit their loss exposure, protect them against catastrophic losses and diversify their

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

business. The following tables present the effect of such reinsurance transactions on our premium, loss and loss adjustment expense and policy acquisition costs.

	2010	2009	2008

Direct written premium	$2,269,858	$2,308,667	$2,156,613
Reinsurance assumed	309,050	251,124	342,150
Reinsurance ceded	(552,711)	(513,502)	(438,145)

Net written premium	$2,026,197	$2,046,289	$2,060,618

Direct earned premium	$2,284,396	$2,265,500	$2,091,212
Reinsurance assumed	298,475	250,133	363,389
Reinsurance ceded	(540,947)	(478,398)	(446,827)

Net earned premium	$2,041,924	$2,037,235	$2,007,774

Direct loss and loss adjustment expense	$1,360,761	$1,335,571	$1,327,932
Reinsurance assumed	176,096	153,325	307,562
Reinsurance ceded	(323,828)	(273,137)	(423,621)

Net loss and loss adjustment expense	$1,213,029	$1,215,759	$1,211,873

Policy acquisition costs	$440,410	$422,254	$429,268
Ceding commissions	(118,364)	(113,700)	(120,681)

Net policy acquisition costs	$322,046	$308,554	$308,587

The table below shows the components of our reinsurance recoverables at December 31, 2010 and 2009.

	2010	2009

Reinsurance recoverable on paid losses	$75,262	$82,887
Reinsurance recoverable on outstanding losses	452,882	495,964
Reinsurance recoverable on incurred but not reported losses	481,204	440,505
Reserve for uncollectible reinsurance	(2,493)	(2,945)

Total reinsurance recoverables	$1,006,855	$1,016,411

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

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Our recoverables are due principally from highly-rated reinsurers. The following table shows reinsurance balances with our reinsurers that had a net recoverable balance greater than $25.0 million at December 31, 2010 and 2009. The companies’ ratings are the latest published by A.M. Best Company, Inc. The total recoverables column includes paid losses recoverable, outstanding losses recoverable, incurred but not reported losses recoverable, and ceded unearned premium. The total credits column includes letters of credit, cash deposits and other payables.

			Total	Total	Net
Reinsurer	Rating	Location	recoverables	credits	recoverables

December 31, 2010

Transatlantic Reinsurance Company	A	New York	$151,799	$20,283	$131,516
Hannover Rueckversicherungs AG	A	Germany	108,099	24,528	83,571
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	72,615	8,658	63,957
Axis Reinsurance Company	A	New York	73,424	11,779	61,645
Arch Reinsurance Company	A	Bermuda	57,048	8,192	48,856
Swiss Reinsurance America Corporation	A	New York	47,046	9,354	37,692
Harco National Insurance Company	A-	Illinois	29,862	439	29,423

December 31, 2009

Transatlantic Reinsurance Company	A	New York	$129,240	$21,749	$107,491
Hannover Rueckversicherungs AG	A	Germany	106,028	25,821	80,207
ACE Property & Casualty Insurance Co.	A+	Pennsylvania	67,620	9,948	57,672
Swiss Reinsurance America Corporation	A	New York	57,705	8,951	48,754
Arch Reinsurance Company	A	Bermuda	48,461	9,170	39,291
Axis Reinsurance Company	A	New York	50,698	13,305	37,393
Harco National Insurance Company	A-	Illinois	33,756	865	32,891

HCC Life Insurance Company previously sold its entire block of individual life insurance and annuity business to Swiss Re Life & Health America, Inc. (rated “A” by A.M. Best Company, Inc.) in the form of an indemnity reinsurance contract. Ceded life and annuity benefits included in our consolidated balance sheets at December 31, 2010 and 2009 were $58.4 million and $61.3 million, respectively.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter-end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss, including offsetting past due amounts against letters of credit and other payables. At December 31, 2010, we had $4.6 million of recoverables on paid losses that were outstanding for over 90 days. We have a reserve for these potentially uncollectible amounts as follow:

	2010	2009	2008

Balance at beginning of year	$2,945	$8,427	$8,530
Provision expense (credit)	(452)	(4,552)	—
Amounts written off	—	(930)	(103)

Balance at end of year	$2,493	$2,945	$8,427

If we collect cash from or resolve a dispute with a reinsurer, we credit the allowance account. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.

Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at December 31, 2010 and 2009.

	2010	2009

Payables to reinsurers	$243,990	$246,415
Letters of credit	145,914	183,040
Cash deposits	81,966	98,101

Total credits	$471,870	$527,556

The tables below present the calculation of net reserves, net unearned premium and net deferred policy acquisition costs at December 31, 2010 and 2009.

	2010	2009

Loss and loss adjustment expense payable	$3,471,858	$3,492,309
Reinsurance recoverable on outstanding losses	(452,882)	(495,964)
Reinsurance recoverable on incurred but not reported losses	(481,204)	(440,505)

Net reserves	$2,537,772	$2,555,840

Unearned premium	$1,045,877	$1,044,747
Ceded unearned premium	(278,663)	(270,436)

Net unearned premium	$767,214	$774,311

Deferred policy acquisition costs	$212,786	$208,463
Deferred ceding commissions	(72,565)	(71,595)

Net deferred policy acquisition costs	$140,221	$136,868

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(6) Liability for Unpaid Loss and Loss Adjustment Expense

The following table provides a reconciliation of the liability for unpaid loss and loss adjustment expense payable at December 31, 2010, 2009 and 2008.

	2010	2009	2008

Reserves for loss and loss adjustment expense payable at beginning of year	$3,492,309	$3,415,230	$3,227,080
Less reinsurance recoverables on reserves	936,469	998,959	884,280

Net reserves at beginning of year	2,555,840	2,416,271	2,342,800
Net reserve additions from acquired businesses	8,110	36,522	29,053
Foreign currency adjustment	(21,127)	25,067	(82,677)
Net loss and loss adjustment expense:
Provision for loss and loss adjustment expense for claims occurring in current year	1,235,692	1,269,283	1,294,244
Decrease in estimated loss and loss adjustment expense for claims occurring in prior years	(22,663)	(53,524)	(82,371)

Net loss and loss adjustment expense	1,213,029	1,215,759	1,211,873

Net loss and loss adjustment expense payments for claims occurring during:
Current year	454,940	519,080	397,103
Prior years	763,140	618,699	687,675

Net loss and loss adjustment expense payments	1,218,080	1,137,779	1,084,778

Net reserves at end of year	2,537,772	2,555,840	2,416,271
Plus reinsurance recoverables on reserves	934,086	936,469	998,959

Loss and loss adjustment expense payable at end of year	$3,471,858	$3,492,309	$3,415,230

Our net loss and loss adjustment expense was reduced by favorable loss development relating to prior years’ losses of $22.7 million in 2010, $53.5 million in 2009 and $82.4 million in 2008. The favorable development in 2010 primarily resulted from our review and reduction of reserves in our U.S. Property & Casualty segment (primarily for aviation and an assumed quota share program that is in runoff) and our International segment (for U.K. professional liability, energy, and the 2005 and 2008 hurricanes), mainly relating to the 2002 – 2007 underwriting years. The favorable development in 2009 primarily resulted from the 2005 hurricanes, our U.K. professional liability business and the assumed quota share program, mainly relating to the 2004-2006 underwriting years. As part of our 2009 reserve review, we re-estimated our net exposure in our D&O business in the Professional Liability segment, which resulted in favorable development in the 2004 – 2006 underwriting years, and which was substantially offset by an increase in reserves for the 2007 underwriting year. The favorable development in 2008 primarily resulted from the re-estimation of our net exposure in our D&O business, our International business, and the assumed quota share program for the 2005 and prior underwriting years. During 2008, we also increased certain ultimate loss ratios in accident year 2008, mainly related to our D&O business, due to increased claims activity, primarily from financial institutions.

We have no material exposure to asbestos claims or environmental pollution losses. Our largest insurance company began writing business in 1981, and its policies normally contain pollution exclusion clauses that limit pollution coverage to “sudden and accidental” losses only, thus excluding intentional dumping and seepage claims. Policies issued by our other insurance companies do not have significant environmental exposure because of the types of risks covered.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(7) Notes Payable

We had notes payable of $298.6 million and $298.5 million at December 31, 2010 and 2009, respectively, related to our 6.30% Senior Notes. The estimated fair value of our Senior Notes was $314.0 million at December 31, 2010 and $305.6 million at December 31, 2009, based on quoted market prices.

Senior Notes

On November 10, 2009, we issued $300.0 million of unsecured 6.30% Senior Notes due 2019 under our shelf registration statement. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest on the Senior Notes semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of the indenture at December 31, 2010.

Revolving Loan Facility

We have a $575.0 million Revolving Loan Facility (Facility) that allows us to borrow up to the maximum allowed by the facility on a revolving basis until the facility expires on December 19, 2011. The interest rate is 30-day LIBOR (0.26% at December 31, 2010) plus 15 to 50 basis points, depending on our debt rating. In 2009, we repaid the outstanding balance with proceeds from our Senior Notes and other sources of cash. At December 31, 2010, our Subsidiary Letters of Credit discussed below reduced our available Facility balance to $556.8 million. The Facility is collateralized by guarantees entered into by our domestic underwriting agencies and contains two restrictive financial covenants, with which we were in compliance at December 31, 2010.

Standby Letter of Credit Facility

We have a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in two Lloyd’s of London syndicates. The Standby Facility expires on December 31, 2014. Letters of credit issued under the Standby Facility are unsecured commitments of HCC Insurance Holdings, Inc. The Standby Facility contains two restrictive financial covenants, with which we were in compliance at December 31, 2010.

Subsidiary Letters of Credit

At December 31, 2010, certain of our subsidiaries had outstanding letters of credit with banks totaling $18.6 million. Of this amount, $18.2 million of outstanding letters of credit reduced our borrowing capacity under the Revolving Loan Facility at year-end 2010.

Convertible Notes

In 2009, we redeemed all our 1.3% Convertible Notes by paying cash for the principal amount of the notes and issuing our common stock for the value of the conversion premium. We paid $64.5 million principal in January 2010 for certain Convertible Notes that had been surrendered but not settled as of December 31, 2009.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(8) Income Taxes

At December 31, 2010, we had current income taxes payable of $22.5 million included in accounts payable and accrued liabilities in the consolidated balance sheet. At December 31, 2009, we had a current income tax receivable of $0.6 million included in other assets in the consolidated balance sheet.

The following table summarizes the differences between our effective tax rate for financial statement purposes and the Federal statutory rate.

	2010	2009	2008

Statutory tax rate	35.0%	35.0%	35.0%

Federal tax at statutory rate	$171,439	$181,493	$151,283
Nontaxable municipal bond interest and dividend received deduction	(26,968)	(24,109)	(22,614)
Non-deductible expenses	165	447	456
State income taxes, net of federal tax benefit	2,397	4,107	1,553
Foreign income taxes	32,008	32,319	31,036
Foreign tax credit	(32,008)	(32,310)	(30,868)
Uncertain tax positions (net of federal tax benefit on state positions: $52 in 2010, $88 in 2009 and $303 in 2008)	(1,532)	(1,704)	(1,647)
Other, net	(770)	4,440	919

Income tax expense	$144,731	$164,683	$130,118

Effective tax rate	29.5%	31.8%	30.1%

The components of income tax expense were as follows:

	2010	2009	2008

Federal current	$113,837	$125,126	$107,193
Federal deferred	(3,218)	5,704	(8,550)

Total federal	110,619	130,830	98,643

State current	1,797	3,001	2,948
State deferred	1,891	2,511	(559)

Total state	3,688	5,512	2,389

Foreign current	31,691	27,996	30,556
Foreign deferred	317	2,137	480

Total foreign	32,008	30,133	31,036

Uncertain tax positions	(1,584)	(1,792)	(1,950)

Income tax expense	$144,731	$164,683	$130,118

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The net deferred tax liability is included in accounts payable and accrued liabilities in our consolidated balance sheets. The composition of deferred tax assets and liabilities at December 31, 2010 and 2009 was as follows:

	2010	2009

Excess of financial statement unearned premium over tax	$22,897	$22,482
Discounting of loss reserves, net of salvage and subrogation	61,738	63,092
Excess of financial statement accrued expenses over tax	22,635	10,626
Allowance for bad debts, not deductible for tax	5,721	7,060
Stock-based compensation expense in excess of deduction for tax	12,339	11,336
Federal tax net operating loss carryforwards	3,859	3,978
State tax net operating loss carryforwards	2,205	2,292
Federal benefit of state uncertain tax positions	211	264
Valuation allowance	(7,767)	(6,119)

Total deferred tax assets	123,838	115,011

Unrealized gain on increase in value of securities	48,656	55,712
Deferred policy acquisition costs, net of ceding commissions, deductible for tax	21,244	21,658
Amortizable goodwill for tax	72,252	64,221
Book basis in net assets of foreign subsidiaries in excess of tax	8,295	11,867
Property and equipment depreciation and other items	11,322	9,430

Total deferred tax liabilities	161,769	162,888

Net deferred tax liability	$(37,931)	$(47,877)

Changes in the valuation allowance account applicable to deferred tax assets relate primarily to net operating losses and other tax attributes for acquired businesses. Changes in the valuation allowance were as follows:

	2010	2009	2008

Balance at beginning of year	$6,119	$4,698	$6,521
Net operating loss carryforwards	1,676	1,472	892
State tax rates	—	—	(1,603)
Acquisitions and other	(28)	(51)	(1,112)

Balance at end of year	$7,767	$6,119	$4,698

At December 31, 2010, we had Federal, state and foreign tax net operating loss carryforwards of approximately $11.7 million, $48.9 million and $5.4 million, respectively, which will expire in varying amounts through 2030. Future use of certain carryforwards is subject to statutory limitations due to prior changes of ownership. We have recorded valuation allowances of $0.3 million, $4.8 million and $2.7 million against our Federal, state and foreign loss carryforwards, respectively. Based on our history of taxable income in our domestic insurance and other operations and our projections of future taxable income in our domestic and foreign insurance operations, we believe it is more likely than not that the deferred tax assets related to net operating loss carryforwards, excluding amounts covered by valuation allowances, will be realized.

At December 31, 2010 and 2009, we had recorded tax liabilities for unrecognized gross tax benefits related to uncertain tax positions of $2.3 million and $3.8 million, respectively. If the uncertain tax benefits as of year-end 2010 had been recognized in 2010, the total amount of such benefits would have reduced our 2010 income tax expense and our effective tax rate. At December 31, 2010, it is reasonably possible that liabilities for

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

unrecognized tax benefits could decrease $1.5 million (including $0.4 million in interest and penalties) in the next twelve months, due to the expiration of statutes of limitation.

The changes in our liability for unrecognized gross tax benefits were as follows:

	2010	2009	2008

Balance at beginning of year	$3,821	$5,002	$7,622
Gross increases
Tax position of current year	289	670	597
Tax position of prior years	259	664	188
Gross decreases
Statute expirations	(1,244)	(1,630)	(352)
Settlements	—	(766)	(2,383)
Tax positions of prior years	(851)	(119)	(670)

Balance at end of year	$2,274	$3,821	$5,002

We report any potential net interest income and expense and penalties related to changes in our uncertain tax positions in our consolidated statements of earnings as interest expense and other operating expense, respectively. We recognized a net $0.1 million of interest income in 2010 and $0.4 million in 2009 and no penalties in either year. At December 31, 2010, we had $0.3 million and $0.2 million accrued for interest expense and penalties, respectively.

We file income tax returns in the U.S. Federal jurisdiction, and various state and foreign jurisdictions. With a few exceptions, we are no longer subject to U.S. Federal, state and local, or foreign income tax examinations by tax authorities for years before 2006. Our U.S. Federal income tax returns for 2007 through 2009 and our New York state income tax returns for 2007 through 2009 are currently under audit by the Internal Revenue Service and the New York State Department of Taxation and Finance, respectively. We do not anticipate the results of these examinations to have a material affect on our consolidated financial position, results of operations or cash flows.

(9)	Shareholders’ Equity

Treasury Stock

In 2008, our Board of Directors approved the repurchase of up to $100.0 million of our common stock, as part of our philosophy of building long-term shareholder value. On May 27, 2010, our Board of Directors approved a new authorization for $300.0 million and cancelled $0.7 million remaining under the original authorization. In 2010, we repurchased 1.3 million shares of our common stock in the open market for a total cost of $35.1 million and a weighted-average cost of $26.99 per share. In 2009, we repurchased 1.7 million shares of our common stock in the open market for a total cost of $35.5 million and a weighted-average cost of $21.36 per share.

Dividends

U.S. insurance companies are limited to the amount of dividends they can pay to their parent by the laws of their state of domicile. The maximum dividends that our direct domestic insurance subsidiaries can pay in 2011 without special permission is $183.6 million.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Other Comprehensive Income

The components of accumulated other comprehensive income in our consolidated balance sheets were as follows:

				Accumulated
	Net unrealized		Foreign	other
	investment	Cash flow	currency	comprehensive
	gains (losses)	hedge	translation	income

Balance at December 31, 2007	$21,132	$(1,617)	$28,367	$47,882
Other comprehensive income — 2008	(9,417)	(3,603)	(7,326)	(20,346)

Balance at December 31, 2008	11,715	(5,220)	21,041	27,536
Other comprehensive income — 2009	89,694	5,220	1,516	96,430
Cumulative effect of accounting change
(other-than-temporary impairments in investments)	(4,301)	—	—	(4,301)

Balance at December 31, 2009	97,108	—	22,557	119,665
Other comprehensive income — 2010	(14,435)	—	(8,044)	(22,479)

Balance at December 31, 2010	$82,673	$—	$14,513	$97,186

(10)	Earnings Per Share

The following table details the numerator and denominator used in our earnings per share calculations.

	2010	2009	2008

Net earnings	$345,096	$353,868	$302,120
Less: net earnings attributable to unvested restricted stock
and restricted stock units	(3,926)	(1,928)	(449)

Net earnings available to common stock	$341,170	$351,940	$301,671

Weighted-average common shares outstanding	113,863	112,200	114,848
Dilutive effect of outstanding options (determined using treasury
stock method)	214	312	333
Dilutive effect of convertible debt (determined using treasury
stock method)	—	546	282

Weighted-average common shares and potential common shares outstanding	114,077	113,058	115,463

Anti-dilutive stock options not included in treasury stock
method computation	4,451	5,376	6,080

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(11)	Stock-Based Compensation

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

The consolidated statements of earnings reflect total stock-based compensation expense of $13.6 million, $16.0 million and $13.7 million in 2010, 2009 and 2008, respectively, after the effect of the deferral and amortization of policy acquisition costs related to stock-based compensation for our underwriters. The total tax benefit recognized in earnings from stock-based compensation arrangements was $4.8 million, $5.5 million and $4.4 million in 2010, 2009 and 2008, respectively. At December 31, 2010, there was approximately $26.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.8 years. In 2011, we expect to recognize $10.2 million of expense, including the amortization of deferred policy acquisition costs, for all stock-based awards outstanding at December 31, 2010. At December 31, 2010, 9.7 million shares of our common stock were authorized and reserved for the exercise of options and release of restricted stock units, of which 5.7 million shares were reserved for awards previously granted and 4.0 million shares were reserved for future issuance.

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

	2010	2009	2008

Fair value of options granted	$6.11	$5.89	$4.15
Risk free interest rate	1.7%	2.0%	2.6%
Expected volatility	33.9%	34.9%	24.9%
Expected dividend yield	2.1%	2.0%	1.9%
Expected option life	3.6 years	3.5 years	3.8 years

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following table details our stock option activity during 2010.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	exercise	contractual	intrinsic
	of shares	price	life	value

Outstanding, beginning of year	6,828	$26.89
Granted	531	26.46
Exercised	(1,404)	21.11
Forfeited and expired	(456)	27.99

Outstanding, end of year	5,499	28.24	2.2 years	$9,958

Vested or expected to vest, end of year	5,183	28.32	2.1 years	9,065

Exercisable, end of year	3,684	29.04	1.4 years	4,548

The aggregate intrinsic value (the amount by which the fair value of the underlying stock exceeds the exercise price) of options exercised during 2010, 2009 and 2008 was $8.7 million, $6.4 million and $7.2 million, respectively. Exercise of options during 2010, 2009 and 2008 resulted in cash receipts of $29.9 million, $19.3 million and $16.9 million, respectively. We recognized a tax benefit (charge), where the intrinsic value of an option at exercise is greater (less) than the Black-Scholes value of the award, of $(0.7) million, $(0.1) million and $1.3 million in 2010, 2009 and 2008, respectively, within consolidated shareholders’ equity.

Restricted Stock

We measure the fair value of our restricted stock awards and units based on the closing price of our common stock on the grant date. All outstanding restricted stock awards and units earn dividends or dividend equivalent units during the vesting period. The following table details activity for our restricted stock awards and units during 2010.

		Weighted-	Weighted-
		average	average	Aggregate
	Number	grant date	contractual	intrinsic
	of shares	fair value	life	value

Restricted Stock Awards

Outstanding, beginning of year	504	$23.66
Awarded	847	27.50
Forfeited	(62)	25.24

Outstanding, end of year	1,289	26.15	3.8 years	$37,293

Vested or expected to vest, end of year	999	26.03	3.8 years	28,912

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

		Weighted-	Weighted-
		average	average	Aggregate
	Number	grant date	contractual	intrinsic
	of shares	fair value	life	value

Restricted Stock Units

Outstanding, beginning of year	176	$24.16
Awarded	61	25.95
Forfeited	(80)	24.58

Outstanding, end of year	157	24.66	2.5 years	$4,552

Expected to vest, end of year	129	24.59	2.5 years	3,732

(12)	Segments

In the third quarter of 2010, our chief executive officer, in the role of chief operating decision maker (CODM), completed the reorganization of HCC’s management structure in order to manage and evaluate the company’s operations from an insurance underwriting perspective, in line with our portfolio of insurance products. We have changed HCC’s segment reporting structure to reflect these changes. Previously, we reported our results in the Insurance Company, Agency, and Other Operations segments. We now report HCC’s results in the following six operating segments, each of which reports to an HCC executive who is responsible for the segment results.

•	U.S. Property & Casualty
•	Professional Liability
•	Accident & Health
•	U.S. Surety & Credit
•	International
•	Investing

Insurance Underwriting Segments

Each of the five insurance-related segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. The CODM monitors and assesses each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the net loss ratio and expense ratio.

Included in the portfolio of products for each insurance segment are the following key products:

•	U.S. Property & Casualty – aviation, small account errors and omissions liability, public risk, employment practices liability, title, residual value, disability, contingency, kidnap and ransom, difference in conditions, occupational accident and brown water marine written in the United States.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

•	Professional Liability – directors’ and officers’ (D&O) liability, large account errors and omissions liability, fiduciary liability, fidelity, bankers’ blanket bonds and, for some D&O policyholders, employment practices liability written in the United States and internationally.

•	Accident & Health – medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess written in the United States.

•	U.S. Surety & Credit – contract surety bonds, commercial surety bonds, and bail bonds written in the United States and credit insurance managed in the United States.

•	International – energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written outside the United States.

Investing Segment

The Investing segment includes our total investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation. While the insurance underwriting segments generate the cash flow underlying these investments, our CODM does not include investment income in his assessment of the underwriting results of the insurance underwriting segments. Rather, investments and investment results are managed and evaluated centrally.

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

All stock-based compensation is included in Corporate & Other because it is not included in the CODM’s evaluation of the five insurance underwriting segments. All contractual and discretionary bonuses are expensed in the respective employee’s segment in the year the bonuses are earned. Any such bonuses that will be paid by restricted stock awards, which will be granted by the Compensation Committee in the following year, are reversed within Corporate & Other. The appropriate stock-based compensation expense will be recorded in Corporate & Other as the awards vest in future years. The majority of our depreciation and amortization expense is included in Corporate & Other.

All prior period information included in this Form 10-K has been adjusted to present our segment disclosures and information on a consistent basis with our new segment reporting structure.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

The following tables present information by business segment.

	U.S. Property	Professional	Accident &	U.S. Surety			Corporate &
	& Casualty	Liability	Health	& Credit	International	Investing	Other	Consolidated

Year ended December 31, 2010

Net earned premium	$339,513	$425,226	$760,034	$199,908	$316,186	$—	$1,057	$2,041,924

Other revenue	31,201	981	3,875	580	7,344	215,498	851	260,330

Segment revenue	370,714	426,207	763,909	200,488	323,530	215,498	1,908	2,302,254

Loss and LAE	191,108	265,465	556,848	52,940	143,412	—	3,256	1,213,029

Other expense	103,229	74,524	117,308	109,685	120,956	—	73,696	599,398

Segment expense	294,337	339,989	674,156	162,625	264,368	—	76,952	1,812,427

Segment pretax earnings	$76,377	$86,218	$89,753	$37,863	$59,162	$215,498	$(75,044)	$489,827

Year ended December 31, 2009

Net earned premium	$379,439	$444,534	$741,539	$182,627	$256,122	$—	$32,974	$2,037,235

Other revenue	53,105	(212)	5,180	274	23,518	198,612	804	281,281

Segment revenue	432,544	444,322	746,719	182,901	279,640	198,612	33,778	2,318,516

Loss and LAE	201,311	276,558	540,917	54,618	94,550	—	47,805	1,215,759

Other expense	115,198	59,744	117,189	98,518	115,342	—	78,215	584,206

Segment expense	316,509	336,302	658,106	153,136	209,892	—	126,020	1,799,965

Segment pretax earnings	$116,035	$108,020	$88,613	$29,765	$69,748	$198,612	$(92,242)	$518,551

Year ended December 31, 2008

Net earned premium	$438,051	$361,630	$711,297	$167,914	$269,667	$—	$59,215	$2,007,774

Other revenue	24,060	(736)	5,598	128	31,158	136,810	1,777	198,795

Segment revenue	462,111	360,894	716,895	168,042	300,825	136,810	60,992	2,206,569

Loss and LAE	241,151	223,229	515,211	39,829	129,429	—	63,024	1,211,873

Other expense	119,823	42,186	110,869	88,242	135,207	—	66,131	562,458

Segment expense	360,974	265,415	626,080	128,071	264,636	—	129,155	1,774,331

Segment pretax earnings	$101,137	$95,479	$90,815	$39,971	$36,189	$136,810	$(68,163)	$432,238

The following table presents total assets by segment at December 31, 2010 and 2009.

	2010	2009

U.S. Property & Casualty	$924,219	$971,521
Professional Liability	997,726	954,613
Accident & Health	238,310	254,652
U.S. Surety & Credit	172,562	200,243
International	609,687	585,385
Investing	5,748,822	5,510,715
Corporate & Other	372,756	357,262

Total	$9,064,082	$8,834,391

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

Assets in the insurance underwriting segments include goodwill that was allocated in conjunction with our resegmentation. See “Acquisitions, Dispositions and Goodwill” in Note 4 for further discussion of the goodwill allocation. Goodwill was allocated to the December 31, 2009 balances based on the goodwill balances in each reportable segment as of September 30, 2010.

The tables below present the split of our revenue, pretax earnings and total assets by geographic location. For these disclosures, we determine geographic location by the country of domicile of our subsidiaries that write the business and not by the location of insureds or reinsureds from whom the business was generated.

	2010	2009	2008

Domestic	$1,815,746	$1,872,319	$1,808,917
Foreign	486,508	446,197	397,652

Total revenue	$2,302,254	$2,318,516	$2,206,569

Domestic	$373,209	$402,169	$330,113
Foreign	116,618	116,382	102,125

Total pretax earnings	$489,827	$518,551	$432,238

	December 31,
	2010	2009

Domestic	$6,852,148	$6,768,475
Foreign	2,211,934	2,065,916

Total assets	$9,064,082	$8,834,391

(13)	Commitments and Contingencies

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

Catastrophe and Large Loss Exposure

We have exposure to catastrophic losses caused by natural perils (such as hurricanes and earthquakes), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophic losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $44.0 million. After reinsurance, our pretax loss

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

was $22.5 million. We also recognized gross losses of $31.7 million for the Deepwater Horizon rig disaster. Due to significant facultative reinsurance, in addition to our treaty reinsurance, our pretax net loss was minimal.

Indemnifications

In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At December 31, 2010, we have recorded a liability of $10.3 million and have provided a $3.0 million escrow account and $9.7 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.

Terrorist Exposure

Under the Terrorism Risk Insurance Program Reauthorization Act of 2007, we are required to offer terrorism coverage to our commercial policyholders in certain lines of business, for which we may, when warranted, charge an additional premium. The policyholders may or may not accept such coverage. This law establishes a deductible that each insurer would have to meet before U.S. Federal reimbursement would occur. For 2011, our deductible is approximately $148.6 million. The Federal government would provide reimbursement for 85% of any additional covered losses in 2011 up to the maximum amount set out in the Act. Currently, the Act expires on December 31, 2014.

Leases

We lease administrative office facilities and transportation equipment under operating leases that expire at various dates through 2025. The agreements generally require us to pay rent, utilities, real estate or property taxes, sales taxes, insurance and repairs. We recognize rent expense on a straight-line basis over the term of the lease, including free-rent periods. Rent expense under operating leases totaled $15.9 million in 2010, $15.8 million in 2009 and $13.7 million in 2008.

At December 31, 2010, future minimum rental payments required under long-term, non-cancelable operating leases, excluding certain expenses payable by us, were as follows:

2011	$12,813
2012	10,189
2013	8,143
2014	7,568
2015	6,374
Thereafter	11,271

Total future minimum rental payments	$56,358

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(14)	Related Party Transactions

We have earnout payments to former owners of a business we acquired, some of whom are officers of HCC Global, as discussed in Note 4, “Acquisitions, Dispositions and Goodwill.” We paid $38.0 million in 2010, $20.8 million in 2009 and $30.9 million in 2008 related to this earnout agreement.

During 2008, we owned equity interests in companies for which we used the equity method of accounting. We recorded $16.5 million of gross written premium from business originating at these companies and ceded written premium of $0.4 million to one company under a quota share reinsurance agreement.

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

Statutory policyholders’ surplus and net income, after intercompany eliminations, included in those companies’ respective filings with regulatory authorities were as follows:

	2010	2009	2008

Statutory policyholders’ surplus	$2,207,977	$2,103,892	$1,852,684
Statutory net income	387,847	389,037	308,717

The statutory surplus of each of our insurance companies is significantly in excess of regulatory risk-based capital requirements.

(16)	Supplemental Information

Supplemental cash flow information was as follows:

	2010	2009	2008

Income taxes paid	$124,521	$157,203	$154,415
Interest paid	19,824	12,108	14,611
Dividends declared but not paid at year end	16,671	15,461	14,152

The unrealized gain or loss on securities available for sale and the related deferred taxes are non-cash transactions that have been included as direct increases or decreases in our consolidated shareholders’ equity.

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(tables in thousands, except per share data)

(17)	Quarterly Financial Data (Unaudited)

	Fourth Quarter		Third Quarter		Second Quarter		First Quarter
	2010	2009	2010	2009	2010	2009	2010	2009

Net earned premium	$509,786	$512,810	$516,166	$520,059	$506,385	$501,978	$509,587	$502,388
Other revenue	67,095	70,203	59,782	60,816	61,738	65,117	71,715	85,145

Total revenue	576,881	583,013	575,948	580,875	568,123	567,095	581,302	587,533

Loss and LAE expense	290,384	303,815	297,138	303,808	298,986	292,570	326,521	315,566
Other expense	151,460	153,695	146,798	140,026	149,384	141,361	151,756	149,124

Total expense	441,844	457,510	443,936	443,834	448,370	433,931	478,277	464,690

Earnings before income taxes	135,037	125,503	132,012	137,041	119,753	133,164	103,025	122,843
Income tax expense	37,738	40,711	38,949	42,720	36,373	41,579	31,671	39,673

Net earnings	$97,299	$84,792	$93,063	$94,321	$83,380	$91,585	$71,354	$83,170

Earnings per share
Basic	$0.84	$0.75	$0.81	$0.84	$0.72	$0.81	$0.62	$0.73
Diluted	0.84	0.74	0.81	0.83	0.72	0.81	0.62	0.73
Weighted-average shares outstanding
Basic	113,834	112,335	114,002	111,892	113,935	111,776	113,668	112,799
Diluted	114,061	113,401	114,158	112,946	114,188	112,520	114,124	113,289

The sum of earnings per share for the quarters may not equal the annual amounts due to rounding.

SCHEDULE 1

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
(in thousands)

	December 31, 2010
Column A	Column B	Column C	Column D
			Amount
			Shown in
Type of Investment	Cost	Value	Balance Sheet

Available for sale fixed maturities
Bonds — United States government and government agencies and authorities	$315,339	$324,267	$324,267
Bonds — states, municipalities and political subdivisions	1,050,969	1,082,057	1,082,057
Bonds — special revenue	1,614,554	1,628,059	1,628,059
Bonds — corporate	545,883	570,394	570,394
Asset-backed and mortgage-backed securities	1,107,713	1,152,902	1,152,902
Bonds — foreign	230,348	241,761	241,761

Total available for sale fixed maturities	4,864,806	4,999,440	4,999,440

Held to maturity fixed maturities
Bonds — United States government and government agencies and authorities	12,993	13,257	12,993
Bonds — corporate	113,296	114,224	113,296
Bonds — foreign	67,379	68,330	67,379

Total held to maturity fixed maturities	193,668	195,811	193,668

Total fixed maturities	5,058,474	$5,195,251	5,193,108

Equity securities
Common stocks — industrial and miscellaneous	5,561	5,579	5,579

Total equity securities	5,561	$5,579	5,579

Short-term investments	488,002		488,002
Other investments	406		406

Total investments	$5,552,443		$5,687,095

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
(in thousands)

	December 31,
	2010	2009

ASSETS
Cash	$1,091	$72,813
Fixed income securities – available for sale, at fair value (amortized cost: 2010 – $130,344)	134,280	—
Short-term investments	105,107	17,031
Investment in subsidiaries	3,171,889	3,087,571
Other investments	5,560	—
Intercompany loans to subsidiaries for acquisitions	242,650	251,789
Receivable from subsidiaries	27,869	87,816
Other assets	26,172	6,368

Total assets	$3,714,618	$3,523,388

LIABILITIES AND SHAREHOLDERS’ EQUITY
Payable to subsidiaries	$20,625	$39,993
Notes payable	298,637	298,483
Intercompany loans from subsidiaries	13,000	—
Deferred Federal income tax	28,036	40,915
Accounts payable and accrued liabilities	57,888	112,814

Total liabilities	418,186	492,205
Total shareholders’ equity	3,296,432	3,031,183

Total liabilities and shareholders’ equity	$3,714,618	$3,523,388

See Notes to Condensed Financial Information.

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF EARNINGS
(in thousands)

	Years ended December 31,
	2010	2009	2008

REVENUE
Equity in earnings of subsidiaries	$363,539	$380,870	$308,227
Interest income from subsidiaries	14,247	13,281	13,328
Net investment income	107	56	626
Other operating income	—	253	10,006

Total revenue	377,893	394,460	332,187

EXPENSE
Interest expense	20,493	15,186	19,413
Other operating expense	13,650	10,908	6,358

Total expense	34,143	26,094	25,771

Earnings before income tax expense	343,750	368,366	306,416
Income tax (benefit) expense	(1,346)	14,498	4,296

Net earnings	$345,096	$353,868	$302,120

See Notes to Condensed Financial Information

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENTS OF CASH FLOWS
(in thousands)

	Years ended December 31,
	2010	2009	2008

Operating Activities
Net earnings	$345,096	$353,868	$302,120
Adjustments to reconcile net earnings to net cash provided by operating activities:
Undistributed net income of subsidiaries	(169,500)	(245,104)	(168,834)
Change in accrued interest receivable added to intercompany loan balances	(14,769)	(13,306)	(13,328)
Change in accounts payable and accrued liabilities	(6,139)	1,303	(28,268)
Other, net	(21,657)	13,560	21,630

Cash provided by operating activities	133,031	110,321	113,320

Investing Activities
Cash contributions to subsidiaries	(50,000)	(7,000)	—
Payments for purchase of businesses, net of cash received	—	—	(15,500)
Change in short-term investments	(88,075)	(4,867)	24,315
Cost of other investments acquired	(4,753)	—	—
Proceeds from sale of strategic investment	—	—	22,382
Change in receivable/payable from subsidiaries	43,209	859	(3,102)
Intercompany loans to subsidiaries for acquisitions	(54,959)	(23,098)	(88,409)
Payments on intercompany loans to subsidiaries	70,474	54,346	24,245

Cash provided (used) by investing activities	(84,104)	20,240	(36,069)

Financing Activities
Issuance of notes payable	13,000	296,096	—
Advances on line of credit	50,000	130,000	181,000
Payments on line of credit	(50,000)	(350,032)	(161,000)
Payments on convertible notes	(64,472)	(60,210)	—
Sale of common stock	29,193	19,198	18,198
Purchase of common stock	(35,125)	(35,464)	(63,335)
Dividends paid	(63,245)	(57,437)	(52,453)

Cash used by financing activities	(120,649)	(57,849)	(77,590)

Net increase (decrease) in cash	(71,722)	72,712	(339)
Cash at beginning of year	72,813	101	440

Cash at end of year	$1,091	$72,813	$101

SCHEDULE 2

HCC INSURANCE HOLDINGS, INC.

CONDENSED FINANCIAL INFORMATION OF REGISTRANT
NOTES TO CONDENSED FINANCIAL INFORMATION

(1)	The accompanying condensed financial information should be read in conjunction with the consolidated financial statements and the related notes thereto of HCC Insurance Holdings, Inc. and Subsidiaries. Investments in subsidiaries are accounted for using the equity method.

(2)	Intercompany loans to subsidiaries are demand notes issued primarily to fund the cash portion of acquisitions. They bear interest at a rate set by management, which approximates the interest rate charged for similar debt. At December 31, 2010, the interest rate on intercompany loans was 6.25%.

(3)	In December 2010, HCC borrowed $13.0 million as an intercompany loan from a subsidiary. This loan was repaid in full, plus interest at 6.25%, in January 2011.

(4)	Dividends received from subsidiaries were $329.5 million, $135.8 million and $139.4 million in 2010, 2009 and 2008, respectively. The 2010 dividends included $135.4 million of fixed income securities plus the related accrued interest.

SCHEDULE 3

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

SUPPLEMENTARY INSURANCE INFORMATION
(in thousands)

Column A	Column B	Column C	Column D	Column F	Column G	Column H	Column I	Column J	Column K
		(1)	(1)					(2)
	December 31,			Years Ended December 31,
		Future
		policy				Benefits,
		benefits,				claims,	Amortization
	Deferred	losses,				losses	of deferred
	policy	claims			Net	and	policy	Other
	acquisition	and loss	Unearned	Premium	investment	settlement	acquisition	operating	Premium
Segments	costs	expenses	premiums	revenue	income	expenses	costs	expenses	written

2010

U.S. Property & Casualty	$32,084	$698,569	$352,155	$339,513	$	$191,108	$44,750	$57,845	$328,821

Professional Liability	21,747	1,568,189	355,728	425,226		265,465	38,808	35,715	401,562

Accident & Health	6,019	264,289	18,803	760,034		556,848	88,911	28,359	761,373

U.S. Surety & Credit	48,681	82,738	127,519	199,908		52,940	77,964	31,717	209,373

International	32,132	546,077	191,455	316,186		143,412	72,165	48,712	324,344

Investing					203,819

Corporate & Other (3)	(442)	370,405	217	1,057		3,256	(552)	53,656	724

Total	$140,221	$3,530,267	$1,045,877	$2,041,924	$203,819	$1,213,029	$322,046	$256,004	$2,026,197

2009

U.S. Property & Casualty	$32,515	$781,422	$355,729	$379,439	$	$201,311	$56,710	$57,633	$382,807

Professional Liability	22,596	1,447,810	376,176	444,534		276,558	34,323	25,401	447,080

Accident & Health	5,482	274,010	17,474	741,539		540,917	87,759	29,423	744,554

U.S. Surety & Credit	45,445	102,534	116,307	182,627		54,618	71,552	26,963	189,208

International	31,393	510,853	177,550	256,122		94,550	55,948	59,301	253,060

Investing					191,965

Corporate & Other (3)	(563)	436,993	1,511	32,974		47,805	2,262	60,767	29,580

Total	$136,868	$3,553,622	$1,044,747	$2,037,235	$191,965	$1,215,759	$308,554	$259,488	$2,046,289

2008

U.S. Property & Casualty	$34,039	$817,708	$336,018	$438,051	$	$241,151	$66,371	$52,700	$418,344

Professional Liability	23,649	1,179,633	347,817	361,630		223,229	16,992	25,190	412,383

Accident & Health	4,696	274,658	14,468	711,297		515,211	81,827	29,035	725,477

U.S. Surety & Credit	37,438	76,189	95,243	167,914		39,829	66,278	21,959	175,533

International	27,654	632,390	182,581	269,667		129,429	71,779	63,072	274,638

Investing					164,751

Corporate & Other (3)	(1,947)	498,887	1,299	59,215		63,024	5,340	41,553	54,243

Total	$125,529	$3,479,465	$977,426	$2,007,774	$164,751	$1,211,873	$308,587	$233,509	$2,060,618

(1)	Columns C & D are shown ignoring the effects of reinsurance.
(2)	Other operating expenses is after all corporate expense allocations have been charged or credited to the individual segments.
(3)	Includes activity related to Exited Lines.
Note: Column E is omitted because we have no other policy claims and benefits payable.

SCHEDULE 4

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES

REINSURANCE
(in thousands)

Column A	Column B	Column C	Column D	Column E	Column F
			Assumed from		Percent of
		Ceded to other	other		amount
	Direct amount	companies	companies	Net amount	assumed to net

Year ended December 31, 2010
Life insurance in force	$1,207,109	$292,011	$—	$915,098	—%

Earned premium
Property and liability insurance	$1,512,471	$493,540	$217,403	$1,236,334	18%
Accident and health insurance	771,925	47,407	81,072	805,590	10%

Total	$2,284,396	$540,947	$298,475	$2,041,924	15%

Year ended December 31, 2009
Life insurance in force	$1,270,969	$346,985	$—	$923,984	—%

Earned premium
Property and liability insurance	$1,490,910	$428,968	$153,846	$1,215,788	13%
Accident and health insurance	774,590	49,430	96,287	821,447	12%

Total	$2,265,500	$478,398	$250,133	$2,037,235	12%

Year ended December 31, 2008
Life insurance in force	$1,348,357	$370,205	$—	$978,152	—%

Earned premium
Property and liability insurance	$1,344,569	$405,049	$271,433	$1,210,953	22%
Accident and health insurance	746,643	41,778	91,956	796,821	12%

Total	$2,091,212	$446,827	$363,389	$2,007,774	18%

SCHEDULE 5

HCC INSURANCE HOLDINGS, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	2010	2009	2008

Allowance for doubtful accounts

Balance at beginning of year	$4,280	$5,380	$6,387

Provision expense	1,238	902	770

Sale of subsidiary	—	(806)	—

Amounts written off and other	(1,879)	(1,196)	(1,777)

Balance at end of year	$3,639	$4,280	$5,380