Form 10-Q
period 2011-03-31
HCC INSURANCE HOLDINGS INC/DE/
filed 2011-05-06
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended March 31, 2011.

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.
On April 29, 2011, there were approximately 113.7 million shares of common stock outstanding.

HCC Insurance Holdings, Inc. and Subsidiaries

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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophe losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of the credit market downturn and subprime market exposures,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	changes to the country’s health care delivery system,

•	the effects , if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.
We describe these risks and uncertainties in greater detail in Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	March 31,	December 31,
	2011	2010
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2011 — $5,183,041; 2010 — $4,864,806)	$5,299,461	$4,999,440
Fixed income securities — held to maturity, at amortized cost (fair value: 2011 — $181,468; 2010 — $195,811)	180,222	193,668
Short-term investments, at cost, which approximates fair value	258,724	488,002
Other investments	7,645	5,985

Total investments	5,746,052	5,687,095

Cash	98,783	97,857
Restricted cash	170,768	148,547
Premium, claims and other receivables	645,278	635,867
Reinsurance recoverables	1,115,249	1,006,855
Ceded unearned premium	243,877	278,663
Ceded life and annuity benefits	57,893	58,409
Deferred policy acquisition costs	216,105	212,786
Goodwill	841,734	821,648
Other assets	120,562	116,355

Total assets	$9,256,301	$9,064,082

LIABILITIES

Loss and loss adjustment expense payable	$3,660,290	$3,471,858
Life and annuity policy benefits	57,893	58,409
Reinsurance, premium and claims payable	341,017	345,730
Unearned premium	1,028,173	1,045,877
Deferred ceding commissions	66,065	72,565
Notes payable	298,675	298,637
Accounts payable and accrued liabilities	496,028	474,574

Total liabilities	5,948,141	5,767,650

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2011 — 121,871 and 2010 — 120,942; outstanding: 2011 — 114,586 and 2010 — 114,968)	121,871	120,942
Additional paid-in capital	976,710	954,332
Retained earnings	2,288,247	2,257,895
Accumulated other comprehensive income	95,477	97,186
Treasury stock, at cost (shares: 2011 — 7,285 and 2010 — 5,974)	(174,145)	(133,923)

Total shareholders’ equity	3,308,160	3,296,432

Total liabilities and shareholders’ equity	$9,256,301	$9,064,082

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Three months ended March 31,
	2011	2010
REVENUE

Net earned premium	$508,480	$509,587
Net investment income	51,595	49,249
Other operating income	7,321	17,941
Net realized investment gain (loss)	(559)	4,525
Other-than-temporary impairment credit losses	(3,129)	—

Total revenue	563,708	581,302

EXPENSE

Loss and loss adjustment expense, net	347,586	326,521
Policy acquisition costs, net	83,378	79,698
Other operating expense	64,312	66,668
Interest expense	5,553	5,390

Total expense	500,829	478,277

Earnings before income tax expense	62,879	103,025
Income tax expense	15,889	31,671

Net earnings	$46,990	$71,354

Earnings per common share

Basic	$0.41	$0.62

Diluted	$0.41	$0.62

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders'
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2010	$120,942	$954,332	$2,257,895	$97,186	$(133,923)	$3,296,432

Comprehensive income

Net earnings	—	—	46,990	—	—	46,990

Other comprehensive income Change in net unrealized gain on investments, net of tax	—	—	—	(7,734)	—	(7,734)

Other, net of tax	—	—	—	6,025	—	6,025

Total other comprehensive income						(1,709)

Comprehensive income						45,281

Issuance of 849 shares for exercise of options, including tax effect	849	19,676	—	—	—	20,525

Purchase of 1,311 common shares	—	—	—	—	(40,222)	(40,222)

Stock-based compensation	80	2,702	—	—	—	2,782

Cash dividends declared, $0.145 per share	—	—	(16,638)	—	—	(16,638)

Balance at March 31, 2011	$121,871	$976,710	$2,288,247	$95,477	$(174,145)	$3,308,160

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three months ended March 31,
	2011	2010
Operating activities
Net earnings	$46,990	$71,354
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(29,384)	(24,890)
Change in reinsurance recoverables	(98,459)	(21,839)
Change in ceded unearned premium	35,386	7,548
Change in loss and loss adjustment expense payable	159,429	28,921
Change in unearned premium	(19,014)	(17,600)
Change in reinsurance, premium and claims payable, excluding restricted cash	(8,612)	(4,500)
Change in accounts payable and accrued liabilities	(5,680)	(18,215)
Stock-based compensation expense	3,072	3,080
Depreciation and amortization expense	4,449	3,971
(Gain) loss on investments	3,688	(5,011)
Other, net	(9,807)	19,657

Cash provided by operating activities	82,058	42,476

Investing activities
Sales of available for sale fixed income securities	48,932	67,689
Maturity or call of available for sale fixed income securities	186,908	115,793
Maturity or call of held to maturity fixed income securities	19,082	8,260
Cost of available for sale fixed income securities acquired	(522,918)	(381,704)
Cost of held to maturity fixed income securities acquired	—	(44,901)
Cost of other investments acquired	(3,061)	—
Change in short-term investments	228,608	223,947
Payments for purchase of businesses, net of cash received	(1,892)	(36,348)
Proceeds from sale of subsidiary	278	14,851
Other, net	(4,717)	(3,824)

Cash used by investing activities	(48,780)	(36,237)

Financing activities
Payments on convertible notes	—	(64,472)
Sale of common stock	20,525	7,173
Purchase of common stock	(35,709)	—
Dividends paid	(16,670)	(15,460)
Other, net	(498)	(3,048)

Cash used by financing activities	(32,352)	(75,807)

Net increase (decrease) in cash	926	(69,568)
Cash at beginning of year	97,857	129,460

Cash at end of period	$98,783	$59,892

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(1) General Information
HCC Insurance Holdings, Inc. (HCC) and its subsidiaries (collectively we, us or our) include domestic and foreign property and casualty and life insurance companies and underwriting agencies with offices in the United States, the United Kingdom, Spain and Ireland. We underwrite a variety of non-correlated specialty insurance products in more than 180 countries, including property and casualty, accident and health, surety, credit and aviation product lines. We market our products through a network of independent agents and brokers, producers, managing general agents and directly to customers.
Basis of Presentation
Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated balance sheet at December 31, 2010 was derived from the audited financial statements, but does not include all disclosures required by GAAP.
Management must make estimates and assumptions that affect amounts reported in our consolidated financial statements and in disclosures of contingent assets and liabilities. Ultimate results could differ from those estimates. We have reclassified certain amounts in our 2010 consolidated financial statements to conform to the 2011 presentation. None of our reclassifications had an effect on our consolidated net earnings, shareholders’ equity or cash flows.
Recently Issued Accounting Guidance
A new accounting standard clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. All costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, are to be expensed as incurred. This guidance must be adopted by January 1, 2012, either prospectively or retrospectively, with early adoption permitted. We plan to adopt this guidance on January 1, 2012. We are currently assessing the impact it will have on our consolidated financial statements.
(2) Fair Value Measurements
We carry financial assets and financial liabilities at fair value. In determining fair value, we generally apply the market approach, which uses prices and other relevant data based on market transactions involving identical or comparable assets and liabilities. We classify our financial instruments into the following three-level hierarchy:
•	Level 1 — Inputs are based on quoted prices in active markets for identical instruments.
•	Level 2 — Inputs are based on observable market data (other than quoted prices), or are derived from or corroborated by observable market data.
•	Level 3 — Inputs are unobservable and not corroborated by market data.
Our Level 1 investments consist of U.S. Treasuries and equity securities traded in an active exchange market. We use unadjusted quoted prices for identical instruments to measure fair value.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
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
We use independent pricing services to assist us in determining fair value for over 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive as of March 31, 2011 or December 31, 2010. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of March 31, 2011 or December 31, 2010.
Our Level 3 securities include certain fixed income securities and an insurance contract, classified in other assets, that we account for as a derivative. In the first quarter of 2010, we terminated our interest in a similar insurance contract and recognized an $8.0 million gain. We determine fair value of our Level 3 securities based on internally developed models that use assumptions or other data that are not readily observable from objective sources.
We exclude from our fair value disclosures our held to maturity investment portfolio measured at amortized cost.
The following tables present our assets that were measured at fair value at March 31, 2011 and December 31, 2010. No liabilities were measured at fair value at either balance sheet date.

	Level 1	Level 2	Level 3	Total
March 31, 2011

Fixed income securities — available for sale
U.S. government and government agency securities	$262,814	$192,301	$—	$455,115
Fixed income securities of states, municipalities and political subdivisions	—	1,049,922	—	1,049,922
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,613,903	—	1,613,903
Corporate fixed income securities	—	631,582	153	631,735
Residential mortgage-backed securities	—	1,103,089	—	1,103,089
Commercial mortgage-backed securities	—	143,639	—	143,639
Asset-backed securities	—	40,604	1,128	41,732
Foreign government securities	—	260,326	—	260,326

Total fixed income securities — available for sale	262,814	5,035,366	1,281	5,299,461
Other investments	7,520	—	—	7,520
Other assets	—	—	1,120	1,120

Total assets measured at fair value	$270,334	$5,035,366	$2,401	$5,308,101

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2010

Fixed income securities — available for sale
U.S. government and government agency securities	$148,217	$176,050	$—	$324,267
Fixed income securities of states, municipalities and political subdivisions	—	1,082,057	—	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,628,059	—	1,628,059
Corporate fixed income securities	—	570,152	242	570,394
Residential mortgage-backed securities	—	995,108	—	995,108
Commercial mortgage-backed securities	—	145,228	—	145,228
Asset-backed securities	—	11,370	1,196	12,566
Foreign government securities	—	241,761	—	241,761

Total fixed income securities — available for sale	148,217	4,849,785	1,438	4,999,440
Other investments	5,575	—	—	5,575
Other assets	—	—	857	857

Total assets measured at fair value	$153,792	$4,849,785	$2,295	$5,005,872

The following tables present the changes in fair value of our Level 3 assets.

	2011			2010
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$1,438	$857	$2,295	$4,262	$432	$4,694
Settlements	—	—	—	—	(8,342)	(8,342)
Sales	(144)	—	(144)	(100)	—	(100)
Gains and (losses) — unrealized	(11)	263	252	62	(141)	(79)
Gains and (losses) — realized	(2)	—	(2)	—	8,342	8,342

Balance at March 31	$1,281	$1,120	$2,401	$4,224	$291	$4,515

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. There were no transfers between Level 1, Level 2 or Level 3 in the first quarter of 2011 or 2010.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(3) Investments
Substantially all of our fixed income securities are investment grade. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
March 31, 2011

U.S. government and government agency securities	$447,995	$7,497	$(377)	$455,115
Fixed income securities of states, municipalities and political subdivisions	1,019,142	38,045	(7,265)	1,049,922
Special purpose revenue bonds of states, municipalities and political subdivisions	1,598,826	34,218	(19,141)	1,613,903
Corporate fixed income securities	611,273	23,378	(2,916)	631,735
Residential mortgage-backed securities	1,075,527	33,829	(6,267)	1,103,089
Commercial mortgage-backed securities	135,141	8,501	(3)	143,639
Asset-backed securities	41,759	67	(94)	41,732
Foreign government securities	253,378	7,614	(666)	260,326

Total fixed income securities — available for sale	$5,183,041	$153,149	$(36,729)	$5,299,461

December 31, 2010

U.S. government and government agency securities	$315,339	$9,097	$(169)	$324,267
Fixed income securities of states, municipalities and political subdivisions	1,050,969	38,825	(7,737)	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	1,614,554	34,764	(21,259)	1,628,059
Corporate fixed income securities	545,883	26,436	(1,925)	570,394
Residential mortgage-backed securities	958,404	40,949	(4,245)	995,108
Commercial mortgage-backed securities	136,746	8,518	(36)	145,228
Asset-backed securities	12,563	78	(75)	12,566
Foreign government securities	230,348	11,537	(124)	241,761

Total fixed income securities — available for sale	$4,864,806	$170,204	$(35,570)	$4,999,440

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Held to maturity
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
March 31, 2011

U.S. government securities	$12,995	$210	$—	$13,205
Corporate fixed income securities	116,890	972	(636)	117,226
Foreign government securities	50,337	728	(28)	51,037

Total fixed income securities — held to maturity	$180,222	$1,910	$(664)	$181,468

December 31, 2010

U.S. government securities	$12,993	$264	$—	$13,257
Corporate fixed income securities	113,296	1,205	(277)	114,224
Foreign government securities	67,379	995	(44)	68,330

Total fixed income securities — held to maturity	$193,668	$2,464	$(321)	$195,811

All fixed income securities were income producing in 2011. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
March 31, 2011

U.S. government and government agency securities	$90,555	$(377)	$—	$—	$90,555	$(377)
Fixed income securities of states, municipalities and political subdivisions	188,081	(7,247)	151	(18)	188,232	(7,265)
Special purpose revenue bonds of states, municipalities and political subdivisions	645,544	(18,916)	8,763	(225)	654,307	(19,141)
Corporate fixed income securities	129,775	(2,916)	—	—	129,775	(2,916)
Residential mortgage-backed securities	286,999	(4,082)	18,026	(2,185)	305,025	(6,267)
Commercial mortgage-backed securities	141	(1)	345	(2)	486	(3)
Asset-backed securities	21,787	(94)	—	—	21,787	(94)
Foreign government securities	42,074	(666)	—	—	42,074	(666)

Total	$1,404,956	$(34,299)	$27,285	$(2,430)	$1,432,241	$(36,729)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2010

U.S. government and government agency securities	$20,976	$(169)	$—	$—	$20,976	$(169)
Fixed income securities of states, municipalities and political subdivisions	228,228	(7,621)	2,279	(116)	230,507	(7,737)
Special purpose revenue bonds of states, municipalities and political subdivisions	689,190	(21,156)	6,344	(103)	695,534	(21,259)
Corporate fixed income securities	66,029	(1,925)	—	—	66,029	(1,925)
Residential mortgage-backed securities	123,782	(3,081)	22,152	(1,164)	145,934	(4,245)
Commercial mortgage-backed securities	—	—	3,084	(36)	3,084	(36)
Asset-backed securities	9,174	(75)	—	—	9,174	(75)
Foreign government securities	10,699	(124)	—	—	10,699	(124)

Total	$1,148,078	$(34,151)	$33,859	$(1,419)	$1,181,937	$(35,570)

A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. Our reviews cover all impaired securities where the loss exceeds $0.5 million and the loss either exceeds 10% of cost or the security had been in a loss position for longer than twelve consecutive months. For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in shareholders’ equity.
In the first quarter of 2011, we identified an error related to our adoption of the other-than-temporary impairment loss recognition accounting guidance that was effective as of April 1, 2009. The error understated amortized cost for six residential mortgage-backed securities at the adoption date, as well as their related unrealized loss included in accumulated other comprehensive income. The error was immaterial to 2011 and all prior periods; accordingly, we recorded an other-than-temporary impairment credit loss of $3.1 million in the first quarter of 2011 to correct the error. We recognized no additional other-than-temporary impairment losses in the first quarter of 2011 and none in the first quarter of 2010.
We have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$4,273	$3,848
Credit losses recognized in earnings
Securities previously impaired	1,247	—
Securities previously not impaired	1,838	—
Securities sold	(673)	—

Balance at March 31	$6,685	$3,848

We had $0.3 million of after-tax other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at March 31, 2011. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We do not consider the $36.7 million of gross unrealized losses in our fixed income securities portfolio at March 31, 2011 to be other-than-temporary impairments because: 1) we received substantially all contractual interest and principal payments on these securities as of March 31, 2011, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.
The amortized cost and fair value of our fixed income securities at March 31, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.9 years at March 31, 2011.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$247,954	$251,586	$39,918	$40,353
Due after 1 year through 5 years	1,206,646	1,251,068	137,431	138,194
Due after 5 years through 10 years	967,821	1,002,038	2,873	2,921
Due after 10 years through 15 years	766,633	771,854	—	—
Due after 15 years	741,560	734,455	—	—

Securities with fixed maturities	3,930,614	4,011,001	180,222	181,468
Mortgage-backed and asset-backed securities	1,252,427	1,288,460	—	—

Total fixed income securities	$5,183,041	$5,299,461	$180,222	$181,468

The sources of net investment income were as follows:

	Three months ended March 31,
	2011	2010
Fixed income securities	$52,006	$48,599
Short-term investments	156	190
Other	642	1,508

Total investment income	52,804	50,297
Investment expense	(1,209)	(1,048)

Net investment income	$51,595	$49,249

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, were as follows:

	Three months ended March 31,
	2011	2010
Fixed income securities
Gains	$216	$4,901
Losses	(779)	(223)

Net fixed income securities	(563)	4,678

Other investments
Gains	4	2
Losses	—	(155)

Net other investments	4	(153)

Total
Gains	220	4,903
Losses	(779)	(378)

Net realized investment gain (loss)	$(559)	$4,525

(4) Goodwill
When we complete a business combination, goodwill is either allocated to the acquired business or, if there are synergies with our other businesses, allocated to the different reporting units based on their respective share of the estimated future cash flows.
We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As a result, we increased goodwill by $20.0 million as of March 31, 2011.
The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property	Professional	Accident &	U.S. Surety
	& Casualty	Liability	Health	& Credit	International	Total
Balance at beginning of year	$223,000	$249,820	$144,128	$79,700	$125,000	$821,648
Earnout adjustment	—	20,086	—	—	—	20,086

Balance at March 31, 2011	$223,000	$269,906	$144,128	$79,700	$125,000	$841,734

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
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

	Three months ended March 31,
	2011	2010
Direct written premium	$508,141	$509,192
Reinsurance assumed	141,067	113,304
Reinsurance ceded	(110,324)	(124,245)

Net written premium	$538,884	$498,251

Direct earned premium	$574,808	$571,962
Reinsurance assumed	79,381	69,240
Reinsurance ceded	(145,709)	(131,615)

Net earned premium	$508,480	$509,587

Direct loss and loss adjustment expense	$442,754	$360,951
Reinsurance assumed	73,907	52,835
Reinsurance ceded	(169,075)	(87,265)

Net loss and loss adjustment expense	$347,586	$326,521

Policy acquisition costs	$111,358	$109,105
Ceding commissions	(27,980)	(29,407)

Net policy acquisition costs	$83,378	$79,698

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	March 31,	December 31,
	2011	2010
Reinsurance recoverable on paid losses	$68,337	$75,262
Reinsurance recoverable on outstanding losses	480,295	452,882
Reinsurance recoverable on incurred but not reported losses	568,899	481,204
Reserve for uncollectible reinsurance	(2,282)	(2,493)

Total reinsurance recoverables	$1,115,249	$1,006,855

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter-end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss, including offsetting past due amounts against letters of credit and other payables. There was no material change from December 31, 2010 for recoverables on paid losses that were outstanding for over 90 days. We have a reserve for potentially uncollectible amounts as follows:

	Three months ended March 31,
	2011	2010
Balance at beginning of year	$2,493	$2,945
Provision expense (recovery)	(211)	—

Balance at March 31	$2,282	$2,945

If we collect cash from or resolve a dispute with the reinsurer, we reduce the allowance account. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.
Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Payables to reinsurers	$240,659	$243,990
Letters of credit	157,824	145,914
Cash deposits	95,573	81,966

Total credits	$494,056	$471,870

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	March 31,	December 31,
	2011	2010
Loss and loss adjustment expense payable	$3,660,290	$3,471,858
Reinsurance recoverable on outstanding losses	(480,295)	(452,882)
Reinsurance recoverable on incurred but not reported losses	(568,899)	(481,204)

Net reserves	$2,611,096	$2,537,772

Unearned premium	$1,028,173	$1,045,877
Ceded unearned premium	(243,877)	(278,663)

Net unearned premium	$784,296	$767,214

Deferred policy acquisition costs	$216,105	$212,786
Deferred ceding commissions	(66,065)	(72,565)

Net deferred policy acquisition costs	$150,040	$140,221

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6) Revolving Loan Facility
On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility reduce our available borrowing capacity. As of March 31, 2011, we had not borrowed under the Facility; however outstanding letters of credit reduced our available Facility balance to $586.8 million. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at March 31, 2011.
(7) Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Three months ended March 31,
	2011	2010
Net earnings	$46,990	$71,354
Less: net earnings attributable to unvested restricted stock awards and restricted stock units	(598)	(752)

Net earnings available to common stock	$46,392	$70,602

Weighted-average common shares outstanding	113,754	113,668
Dilutive effect of outstanding options (determined using treasury stock method)	352	456

Weighted-average common shares and potential common shares outstanding	114,106	114,124

Anti-dilutive stock options not included in treasury stock method computation	2,397	3,413

(8) Stock-based Compensation
In 2011, we granted the following restricted stock awards, restricted stock units and stock options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on our closing stock price on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the restricted stock awards, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period
Restricted stock awards	146	$30.26	$4,421	3-4 years
Restricted stock units	65	30.25	1,952	3-4 years
Stock options	81	7.14	578	1-5 years

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(9) Segments
We report HCC’s results in the following six operating segments, each of which reports to an HCC executive who is responsible for the segment results.
•	U.S. Property & Casualty

•	Professional Liability

•	Accident & Health

•	U.S. Surety & Credit

•	International

•	Investing
Each of our five insurance-related segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. We monitor and assess each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the net loss ratio and expense ratio.
Included in the portfolio of products for each underwriting segment are the following key products:
•	U.S. Property & Casualty — aviation, small account errors and omissions liability, public risk, employment practices liability, title, residual value, disability, contingency, kidnap and ransom, difference in conditions, occupational accident and brown water marine written in the United States.

•	Professional Liability — directors’ and officers’ (D&O) liability, large account errors and omissions liability, fiduciary liability, fidelity, bankers’ blanket bonds and, for some D&O policyholders, employment practices liability written in the United States and internationally.

•	Accident & Health — medical stop-loss, short-term domestic and international medical, HMO reinsurance and medical excess written in the United States.

•	U.S. Surety & Credit — contract surety bonds, commercial surety bonds, and bail bonds written in the United States and credit insurance managed in the United States.

•	International — energy, property treaty, liability, surety, credit, property (direct and facultative), ocean marine, accident and health and other smaller product lines written outside the United States.
The Investing segment includes our total investment portfolio, as well as all investment income, investment related expenses, realized investment gains and losses, and other-than-temporary impairment credit losses on investments. All investment activity is reported as revenue, consistent with our consolidated presentation.
In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, and underwriting results of our Exited Lines. Our Exited Lines include six product lines that we no longer write and do not expect to write in the future. The Exited Lines include: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds.
All prior period information included in this Form 10-Q has been adjusted to present our segment disclosures and information on a consistent basis with our new segment reporting structure, which we adopted in the third quarter of 2010.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present information by business segment.

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated
Three months ended March 31, 2011

Net earned premium	$80,254	$100,750	$198,540	$51,364	$77,447	$—	$125	$508,480
Other revenue	4,879	201	1,016	246	1,008	47,907	(29)	55,228

Segment revenue	85,133	100,951	199,556	51,610	78,455	47,907	96	563,708

Loss and LAE	47,484	66,263	144,858	15,039	74,172	—	(230)	347,586
Other expense	28,406	17,104	30,418	28,255	31,665	—	17,395	153,243

Segment expense	75,890	83,367	175,276	43,294	105,837	—	17,165	500,829

Segment pretax earnings (loss)	$9,243	$17,584	$24,280	$8,316	$(27,382)	$47,907	$(17,069)	$62,879

Three months ended March 31, 2010

Net earned premium	$88,930	$110,152	$186,784	$46,749	$76,167	$—	$805	$509,587
Other revenue	12,891	331	850	123	3,045	53,774	701	71,715

Segment revenue	101,821	110,483	187,634	46,872	79,212	53,774	1,506	581,302

Loss and LAE	51,812	67,600	138,220	12,374	55,605	—	910	326,521
Other expense	30,867	19,538	28,736	26,856	29,160	—	16,599	151,756

Segment expense	82,679	87,138	166,956	39,230	84,765	—	17,509	478,277

Segment pretax earnings (loss)	$19,142	$23,345	$20,678	$7,642	$(5,553)	$53,774	$(16,003)	$103,025

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(10) Commitments and Contingencies
Catastrophe and Large Loss Exposure
We have exposure to catastrophic losses caused by natural perils (such as hurricanes, earthquakes, floods and tsunamis), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In the first quarter of 2011, we recognized gross losses of $105.2 million from catastrophic events in Japan, New Zealand and Australia. After reinsurance and reinstatement premium, our pretax loss was $51.5 million. In the first quarter of 2010, we recognized gross losses of $31.9 million from catastrophic events, the most significant of which was the Chilean earthquake. After reinsurance, our pretax loss was $20.6 million.
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
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At March 31, 2011, we have recorded a liability of $10.0 million and have provided a $3.0 million escrow account and $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
(11) Supplemental Information
Supplemental information was as follows:

	Three months ended March 31,
	2011	2010
Income taxes paid	$19,106	$12,850
Interest paid	2,286	222
Comprehensive income	45,281	67,937

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of December 31, 2010 and March 31, 2011.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $32.54 on April 29, 2011, resulting in market capitalization of $3.7 billion.
We underwrite a variety of relatively non-correlated specialty insurance products, including property and casualty, accident and health, surety, credit and aviation product lines. We market our insurance products through a network of independent agents and brokers, managing general agents and directly to consumers. In addition, we assume insurance written by other insurance companies. We manage our businesses through five underwriting segments and our Investing segment. Our underwriting segments are U.S. Property & Casualty, Professional Liability, Accident & Health, U.S. Surety & Credit and International.
Our business philosophy is to maximize underwriting profit while managing risk in order to preserve shareholders’ equity, grow book value and maximize earnings. We concentrate our insurance writings in selected specialty insurance lines of business in which we believe we can achieve meaningful underwriting profit. We also rely on our experienced underwriting personnel and our access to and expertise in the reinsurance marketplace to limit or reduce risk. Our business plan is shaped by our underlying business philosophy. As a result, our primary objective is to increase net earnings and grow book value, rather than to grow our market share or our gross written premium.
Our major domestic and international insurance companies have financial strength ratings of AA (Very Strong) from Standard & Poor’s Corporation, A+ (Superior) from A.M. Best Company, Inc., AA (Very Strong) from Fitch Ratings and A1 (Good Security) from Moody’s Investors Service, Inc.
Key facts about our consolidated group as of and for the quarter ended March 31, 2011 were as follows:
•	Our common shares closed at $31.31 per share.

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $28.87.

•	We generated net earnings of $47.0 million, or $0.41 per diluted share.

•	We produced total revenue of $563.7 million, of which 90% related to net earned premium and 9% related to net investment income.

•	We recognized gross losses of $105.2 million and net losses, after reinsurance and reinstatement premium, of $51.5 million from the catastrophes in Japan, New Zealand and Australia that occurred in the quarter, mainly in our International segment.

•	Our net loss ratio, including the 2011 catastrophe losses, was 68.4% and our combined ratio was 94.7%. The catastrophe losses increased our net loss ratio by 9.6 percentage points and our combined ratio by 9.9 percentage points.

•	We replaced our $575.0 million Revolving Loan Facility with a four-year $600.0 million facility.

•	We declared dividends of $0.145 per share and paid $16.7 million of dividends.

•	We purchased $40.2 million, or 1.3 million shares, of our common stock at an average cost of $30.69 per share.

•	We held a total investment portfolio of $5.7 billion, of which $5.5 billion are fixed income securities with an average rating of AA+.

Comparisons in the following sections refer to the first quarter of 2011 compared to the same period of 2010, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Our results and key metrics for the first quarter of 2011 and 2010 were as follows:

	Three months ended March 31,
	2011	2010
Net earnings	$46,990	$71,354

Earnings per diluted share	$0.41	$0.62

Net loss ratio	68.4%	64.1%
Expense ratio	26.3	25.7

Combined ratio	94.7%	89.8%

In the first quarter of 2011, we recognized gross losses of $105.2 million from catastrophic events in Japan, New Zealand and Australia. After reinsurance and reinstatement premium, our pretax loss was $51.5 million. The 2011 catastrophe losses increased our net loss ratio by 9.6 percentage points and our combined ratio by 9.9 percentage points, and decreased net earnings by $0.29 per diluted share. In the first quarter of 2010, we incurred gross losses of $31.9 million from catastrophic events. After reinsurance, our pretax loss was $20.6 million. The 2010 catastrophe losses increased our first quarter 2010 net loss ratio and combined ratio by 4.0 percentage points and decreased net earnings by $0.12 per share.
Revenue
Total revenue decreased $17.6 million in the first quarter of 2011, compared to the same period in 2010, primarily due to: 1) lower other operating income, 2) the change in realized gains and losses related to investments and 3) a net $7.1 million of reinstatement premium ($8.3 million ceded net of $1.2 million assumed) related to the 2011 catastrophes, which reduced net earned premium.
Gross written premium, net written premium and net earned premium are detailed below by segment.

	Three months ended March 31,
	2011	2010
U.S. Property & Casualty	$129,550	$137,622
Professional Liability	101,120	107,725
Accident & Health	196,300	184,178
U.S. Surety & Credit	53,771	54,021
International	168,348	137,342
Exited Lines	119	1,608

Total gross written premium	$649,208	$622,496

U.S. Property & Casualty	$86,722	$80,246
Professional Liability	73,791	70,874
Accident & Health	196,105	184,083
U.S. Surety & Credit	49,707	47,419
International	132,440	115,028
Exited Lines	119	601

Total net written premium	$538,884	$498,251

	Three months ended March 31,
	2011	2010
U.S. Property & Casualty	$80,254	$88,930
Professional Liability	100,750	110,152
Accident & Health	198,540	186,784
U.S. Surety & Credit	51,364	46,749
International	77,447	76,167
Exited Lines	125	805

Total net earned premium	$508,480	$509,587

Related to the 2011 catastrophe losses, we recorded $7.1 million of reinstatement premium for continued reinsurance coverage, which reduced the International segment’s 2011 net written and net earned premium. Growth in written premium occurred primarily in the International segment, directly related to property treaty business that we began to write in late 2009, and in the Accident & Health segment related to our medical stop-loss product. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.
Net investment income, which is included in our Investing segment, increased 5% year-over-year primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 11% from $4.9 billion at March 31, 2010 to $5.5 billion at March 31, 2011. The growth in fixed income securities resulted primarily from reinvestment of funds that were held in short-term investments and cash flow from operations.
The sources of net investment income are detailed below.

	Three months ended March 31,
	2011	2010
Fixed income securities
Taxable	$27,095	$26,868
Exempt from U.S. income taxes	24,911	21,731

Total fixed income securities	52,006	48,599
Short-term investments	156	190
Other	642	1,508

Total investment income	52,804	50,297
Investment expense	(1,209)	(1,048)

Net investment income	$51,595	$49,249

The following table details the components of our other operating income.

	Three months ended March 31,
	2011	2010
Fee and commission income	$5,739	$8,035
Financial instruments	263	8,200
Other	1,319	1,706

Other operating income	$7,321	$17,941

Our fee and commission income in 2010 included deferred revenue from a subsidiary sold in late 2009. The financial instruments line relates to derivative contracts denominated in British pound sterling and includes the effect of foreign currency fluctuations compared to the U.S. dollar. In the first quarter of 2010, we terminated our interest in a long-term mortgage impairment insurance contract that had been accounted for as a derivative financial instrument and recognized a $5.0 million pretax gain. We received £5.6 million ($8.3 million) of cash, which was included in other operating income, and incurred related expenses of $3.0 million, which were included in other operating expense. The gain was included in our U.S. Property & Casualty segment’s 2010 results.

Loss and Loss Adjustment Expense
Our gross loss ratio was 79.0% in the first quarter of 2011 and 64.5% in the same period of 2010. These gross loss ratios include 16.0 percentage points and 5.0 percentage points for the 2011 and 2010 catastrophe losses, respectively.
The tables below detail, by segment, our net loss and loss adjustment expense, the amount of loss development included in our net loss and loss adjustment expense, and our net loss ratios.

	Three months ended March 31,
	2011	2010
U.S. Property & Casualty	$47,484	$51,812
Professional Liability	66,263	67,600
Accident & Health	144,858	138,220
U.S. Surety & Credit	15,039	12,374
International	74,172	55,605
Exited Lines	(230)	910

Net loss and loss adjustment expense	$347,586	$326,521

Adverse (favorable) loss development:
U.S. Property & Casualty	$1,536	$4,935
Professional Liability	6,227	1,612
Accident & Health	1,170	2,724
U.S. Surety & Credit	(59)	(4,472)
International	293	(100)
Exited Lines	(152)	311

Total adverse (favorable) loss development	9,015	5,010
Catastrophe losses	44,372	20,588
All other net loss and loss adjustment expense	294,199	300,923

Net loss and loss adjustment expense	$347,586	$326,521

U.S. Property & Casualty	59.2%	58.3%
Professional Liability	65.8	61.4
Accident & Health	73.0	74.0
U.S. Surety & Credit	29.3	26.5
International	95.8	73.0

Consolidated net loss ratio	68.4%	64.1%

Consolidated accident year net loss ratio	66.6%	63.1%

Loss development represents an increase or decrease in estimates of ultimate losses related to prior accident years. Deficiencies and redundancies in ultimate loss estimates occur as we review our loss exposure with our actuaries, increasing or reducing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposures change. See the “Segment Operations” section below for further discussion of the changes in our net loss and loss adjustment expense and net loss ratios within each segment. Our current accident year net loss ratio was higher in 2011, primarily due to the higher amount of catastrophe losses.

The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Three months ended March 31,
	2011	2010
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,537,772	$2,555,840
Net reserve additions from acquired businesses	645	8,110
Foreign currency adjustment	22,216	(27,113)
Net loss and loss adjustment expense	347,586	326,521
Net loss and loss adjustment expense payments	(297,123)	(307,688)

Net reserves for loss and loss adjustment expense payable at end of period	$2,611,096	$2,555,670

Net paid loss ratio	58.4%	60.4%

The net paid loss ratio was lower in 2011 primarily due to a lower amount of claims payments for our medical stop-loss, aviation and U.S. credit product lines, partially offset by higher payments for our directors’ and officers’ (D&O) liability and property treaty product lines. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.
Policy Acquisition Costs
Our policy acquisition cost percentage was 16.4% and 15.6% in the first quarter of 2011 and 2010, respectively. In 2011, the $7.1 million reduction of net earned premium due to reinstatement premium increased our policy acquisition cost percentage by 0.2 percentage points. The remaining increase in our policy acquisition cost percentage year-over-year primarily related to higher average commission and premium tax rates in 2011 due to changes in the mix of business.
Other Operating Expense
Other operating expense decreased 4% in 2011, primarily due to the combined effect of one-time costs in 2010 and the year-over-year impact of fluctuations in foreign currency rates. We incurred $3.0 million of direct costs in the first quarter of 2010 to terminate a derivative contract. In addition, we recognized a currency conversion benefit of $1.2 million in the first quarter of 2011, compared to $1.5 million of expense in the same period of 2010.
For the first quarter of 2011, 68% of our other operating expense related to compensation and benefits of our employees. We had 1,894 employees at March 31, 2011 compared to 1,874 a year earlier. Other operating expense included stock-based compensation expense of $3.1 million in 2011 and $3.2 million in 2010. At March 31, 2011, there was approximately $28.6 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.7 years.
Interest Expense
Interest expense on debt and short-term borrowings was $5.6 million and $5.4 million in the first quarter of 2011 and 2010, respectively. Our 2011 and 2010 interest expense includes $4.8 million for our fixed rate Senior Notes.
Income Tax Expense
Our effective income tax rate was 25.3% for the first quarter of 2011, compared to 30.7% for the first quarter of 2010. The lower effective rate in 2011 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.

Segment Operations
Each of our insurance segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. The insurance segments also write facultative or individual account reinsurance, as well as treaty reinsurance business. In some cases, we purchase reinsurance to limit the segments’ net losses from both individual policy losses and multiple policy losses from catastrophic events. Our segments maintain disciplined expense management and a streamlined management structure, which results in favorable expense ratios. The following provides operational information about our five underwriting segments and our Investing segment.
U.S. Property & Casualty Segment
The following tables summarize the operations of the U.S. Property & Casualty segment.

	Three months ended March 31,
	2011	2010
Net earned premium	$80,254	$88,930
Other revenue	4,879	12,891

Segment revenue	85,133	101,821

Loss and loss adjustment expense, net	47,484	51,812
Other expense	28,406	30,867

Segment expense	75,890	82,679

Segment pretax earnings	$9,243	$19,142

Net loss ratio	59.2%	58.3%
Expense ratio	33.4	30.3

Combined ratio	92.6%	88.6%

Aviation	$27,282	$28,943
E&O	19,557	26,232
Public Risk	11,252	11,490
Other	22,163	22,265

Total net earned premium	$80,254	$88,930

Aviation	58.5%	56.6%
E&O	59.5	63.0
Public Risk	73.7	70.0
Other	52.3	48.8

Total net loss ratio	59.2%	58.3%

	Three months ended March 31,
	2011	2010
Aviation	$41,448	$37,521
E&O	19,693	23,591
Public Risk	17,453	16,712
Other	50,956	59,798

Total gross written premium	$129,550	$137,622

Aviation	$27,394	$26,021
E&O	19,566	23,530
Public Risk	13,252	9,205
Other	26,510	21,490

Total net written premium	$86,722	$80,246

Our U.S. Property & Casualty segment pretax earnings declined in 2011, primarily due to lower net earned premium, the effect of a $5.0 million gain in 2010 related to termination of a derivative contract and $2.0 million of net losses from the 2011 catastrophes. The impact of these items was partially offset by the effect of $3.4 million more adverse development in 2010 than in 2011.
Gross written premium was lower in 2011 due to competition and other business factors that particularly affected the E&O, disability and brown water marine product lines (the latter two are included in Other). E&O premium was also impacted by our more restrictive underwriting of this product line starting in 2009. Both disability and brown water marine cede over 80% of their premium, so the reduction in their gross written premium had minimal impact on the segment’s net written premium. Net written premium increased in public risk and certain other product lines, as changes in the timing and amount of our reinsurance program costs offset the decrease in E&O premium. Net earned premium was lower in 2011 mainly due to reduced E&O premium.
The segment’s 2011 net loss ratios reflect the impact of $2.0 million of net catastrophe losses in 2011 related to our event cancellation product line (included in Other), as well as the change in loss development year-over-year. The 2010 adverse loss development related to additional losses on the 2006 — 2009 underwriting years in our E&O, employment practices liability (included in Other) and aviation product lines.
The segment’s higher expense ratio in 2011 primarily related to lower segment revenue in 2011 compared to 2010. During 2010, we terminated our interest in a derivative contract, which generated $5.0 million of pretax earnings. We recognized a gain of $8.0 million, which was included in other revenue, and incurred reinsurance and other direct costs of $3.0 million, which were included in other expense. This transaction increased the segment’s 2010 expense ratio by 0.6 percentage points.

Professional Liability Segment
The following tables summarize the operations of the Professional Liability segment.

	Three months ended March 31,
	2011	2010
Net earned premium	$100,750	$110,152
Other revenue	201	331

Segment revenue	100,951	110,483

Loss and loss adjustment expense, net	66,263	67,600
Other expense	17,104	19,538

Segment expense	83,367	87,138

Segment pretax earnings	$17,584	$23,345

Net loss ratio	65.8%	61.4%
Expense ratio	16.9	17.7

Combined ratio	82.7%	79.1%

U.S. D&O	$71,354	$78,134
International D&O	10,775	13,440
Other	18,621	18,578

Total net earned premium	$100,750	$110,152

U.S. D&O	59.7%	62.3%
International D&O	60.6	58.6
Other	92.1	59.4

Total net loss ratio	65.8%	61.4%

U.S. D&O	$55,646	$62,212
International D&O	23,929	20,853
Other	21,545	24,660

Total gross written premium	$101,120	$107,725

U.S. D&O	$41,771	$46,360
International D&O	14,180	8,493
Other	17,840	16,021

Total net written premium	$73,791	$70,874

Our Professional Liability segment earnings declined in 2011 due to lower net earned premium and more adverse loss development compared to 2010. Gross written premium decreased in 2011 because we wrote less D&O business in the United States due to competition. Net written premium as a percentage of gross written premium was higher in 2011 due to a change in our reinsurance programs. We are now purchasing less reinsurance on both our international D&O product and our diversified financial products line (included in Other). The segment had adverse loss development of $6.2 million in 2011 and $1.6 million in 2010. The 2011 development related to the 2008 underwriting year for our diversified financial products line of business.

Accident & Health Segment
The following tables summarize the operations of the Accident & Health segment.

	Three months ended March 31,
	2011	2010
Net earned premium	$198,540	$186,784
Other revenue	1,016	850

Segment revenue	199,556	187,634

Loss and loss adjustment expense, net	144,858	138,220
Other expense	30,418	28,736

Segment expense	175,276	166,956

Segment pretax earnings	$24,280	$20,678

Net loss ratio	73.0%	74.0%
Expense ratio	15.2	15.3

Combined ratio	88.2%	89.3%

Medical Stop-loss	$174,909	$161,766
Other	23,631	25,018

Total net earned premium	$198,540	$186,784

Medical Stop-loss	73.9%	73.9%
Other	66.3	74.8

Total net loss ratio	73.0%	74.0%

Medical Stop-loss	$174,957	$161,766
Other	21,343	22,412

Total gross written premium	$196,300	$184,178

Medical Stop-loss	$174,909	$161,766
Other	21,196	22,317

Total net written premium	$196,105	$184,083

Our Accident & Health segment pretax earnings increased 17% in 2011, primarily due to higher medical stop-loss premium from rate increases and writing new business. The segment had adverse loss development of $1.2 million in 2011 and $2.7 million 2010. The 2011 adverse development primarily related to the 2009 and 2010 underwriting years for our short-term medical insurance product. The 2010 adverse development primarily related to the 2008 and 2009 underwriting years for our HMO reinsurance and short-term medical insurance products (both included in Other).

U.S. Surety & Credit Segment
The following tables summarize the operations of the U.S. Surety & Credit segment.

	Three months ended March 31,
	2011	2010
Net earned premium	$51,364	$46,749
Other revenue	246	123

Segment revenue	51,610	46,872

Loss and loss adjustment expense, net	15,039	12,374
Other expense	28,255	26,856

Segment expense	43,294	39,230

Segment pretax earnings	$8,316	$7,642

Net loss ratio	29.3%	26.5%
Expense ratio	54.7	57.3

Combined ratio	84.0%	83.8%

Surety	$40,661	$40,017
Credit	10,703	6,732

Total net earned premium	$51,364	$46,749

Surety	25.4%	25.1%
Credit	44.2	34.8

Total net loss ratio	29.3%	26.5%

Surety	$41,705	$40,946
Credit	12,066	13,075

Total gross written premium	$53,771	$54,021

Surety	$39,758	$39,385
Credit	9,949	8,034

Total net written premium	$49,707	$47,419

Our U.S. Surety & Credit segment pretax earnings increased due to higher volume of business. The segment recognized $4.5 million of favorable development in the first quarter of 2010 compared to minimal development in the first quarter of 2011. Net earned premium in our credit product line was lower in 2010, primarily due to $2.1 million of additional reinstatement premium related to large reinsured losses. The segment had minimal loss development in 2011, compared to favorable development of $4.5 million in 2010 that related to the credit product line. The credit product line experienced large losses in 2009 and 2008, due to weak economic conditions in the world credit markets, for which a substantial amount of subrogation was collected in 2010, which reduced the 2010 net loss ratio.

International Segment
The following tables summarize the operations of the International segment.

	Three months ended March 31,
	2011	2010
Net earned premium	$77,447	$76,167
Other revenue	1,008	3,045

Segment revenue	78,455	79,212

Loss and loss adjustment expense, net	74,172	55,605
Other expense	31,665	29,160

Segment expense	105,837	84,765

Segment pretax loss	$(27,382)	$(5,553)

Net loss ratio	95.8%	73.0%
Expense ratio	40.4	36.8

Combined ratio	136.2%	109.8%

Energy	$12,049	$16,187
Property Treaty	16,004	6,754
Liability	19,932	20,772
Surety & Credit	17,374	18,189
Other	12,088	14,265

Total net earned premium	$77,447	$76,167

Energy	80.9%	77.1%
Property Treaty	126.7	177.0
Liability	51.8	55.8
Surety & Credit	40.5	44.0
Other	221.7	81.1

Total net loss ratios	95.8%	73.0%

Energy	$16,303	$16,582
Property Treaty	71,819	37,630
Liability	24,118	27,947
Surety & Credit	26,673	21,305
Other	29,435	33,878

Total gross written premium	$168,348	$137,342

	Three months ended March 31,
	2011	2010
Energy	$5,052	$9,842
Property Treaty	61,160	35,257
Liability	22,360	26,177
Surety & Credit	24,758	19,636
Other	19,110	24,116

Total net written premium	$132,440	$115,028

Our International segment’s earnings were impacted by $49.5 million of catastrophe losses in the first quarter of 2011and $20.6 million in the first quarter of 2010. In 2011, we recognized gross losses of $85.2 million for the catastrophes in Japan, New Zealand and Australia. After reinsurance, our 2011 net losses were $42.4 million. In addition, we recorded $7.1 million of reinstatement premium for continued reinsurance coverage, which reduced the segment’s 2011 net written and net earned premium. The 2011 catastrophic events impacted our energy and property treaty product lines, as well as our property (direct and facultative) and accident and health product lines (both included in Other). In 2010, we recognized gross losses of $31.9 million on our property treaty, property and energy product lines, for losses primarily related to the Chilean earthquake. After reinsurance, our 2010 net losses were $20.6 million. These catastrophe losses increased the International segment’s net loss ratio by 58.2 percentage points in 2011 and 27.0 percentage points in 2010.
The increase in gross written, net written and net earned premium principally related to our new property treaty business, which we began to write in late 2009. In 2011, we wrote less liability due to pricing competition and less property, which was substantially reinsured.
The energy, property treaty and Other net loss ratios reflect the catastrophe losses in the first quarter of 2011 and 2010. Other revenue in 2010 included third party revenue earned by our reinsurance broker, which we sold in late 2009. The effect of the reinstatement premium in 2011 increased the segment’s 2011 expense ratio by 3.4 percentage points.

Investing Segment
The following tables summarize the investment results and key metrics related to our Investing segment.

	Three months ended March 31,
	2011	2010
Fixed income securities	$52,006	$48,599
Short-term investments	156	190
Other investments	642	1,508
Net realized investment gain (loss)	(559)	4,525
Other-than-temporary impairment credit losses	(3,129)	—
Investment expenses	(1,209)	(1,048)

Segment pretax earnings	$47,907	$53,774

Average investments, at cost	$5,584,231	$5,327,676
Average short-term yield *	0.2%	0.1%
Average long-term yield *	4.0%	4.2%
Average long-term tax equivalent yield *	4.9%	5.0%
Average combined tax equivalent yield *	4.6%	4.4%
Weighted-average life of fixed income securities	7.2 years	6.6 years
Weighted-average duration of fixed income securities	5.4 years	5.0 years
Weighted-average combined duration	5.2 years	4.5 years
Average rating of fixed income securities	AA+	AA+

*	Excluding realized and unrealized gains and losses.
The ratings of our fixed income securities at March 31, 2011 were as follows:

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,544,985	48%	$68,090	38%
AA	1,883,810	35	29,278	16
A	743,010	14	81,569	45
BBB	92,427	2	1,285	1
BB and below	35,229	1	—	—

Total fixed income securities	$5,299,461	100%	$180,222	100%

We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $5.5 billion and $5.2 billion of fixed income securities at March 31, 2011 and December 31, 2010, respectively. At March 31, 2011, 99% of our fixed income securities were investment grade, of which 83% were rated AAA or AA. The average long-term tax equivalent yield of our fixed income securities portfolio was 4.9% at March 31, 2011. The portfolio has a weighted-average life of 7.2 years and a weighted-average duration of 5.4 years.

This table summarizes our investments by type, substantially all of which were reported at fair value, at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
U.S. government and government agency securities	$468,110	8%	$337,260	6%
Fixed income securities of states, municipalities and political subdivisions	1,049,922	18	1,082,057	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,613,903	28	1,628,059	29
Corporate fixed income securities	748,625	13	683,690	12
Residential mortgage-backed securities	1,103,089	19	995,108	17
Commercial mortgage-backed securities	143,639	3	145,228	3
Asset-backed securities	41,732	1	12,566	—
Foreign government securities	310,663	5	309,140	5
Short-term investments	258,724	5	488,002	9
Other investments	7,645	—	5,985	—

Total investments	$5,746,052	100%	$5,687,095	100%

Our total investments increased $59.0 million principally from operating cash flow that we generated during the quarter, partially offset by an $18.2 million reduction in the unrealized pretax gain associated with our available for sale fixed income securities. In the past twelve months, we substantially reduced our short-term investments, and re-invested the funds in long-term fixed income securities, in order to maximize our investment return. We continue to focus on reducing our holdings of short-term investments, given the extremely low market interest rates on such funds.
The methodologies used to determine the fair value of our investments are described in Note 2, “Fair Value Measurements” to the Consolidated Financial Statements. The fair value of our fixed income securities fluctuates depending on general economic and market conditions, including changing interest rates. As market interest rates and credit spreads increase, the fair value will generally decrease, and as market interest rates and credit spreads decrease, the fair value will generally increase. At March 31, 2011, the net unrealized gain on our available for sale fixed income securities portfolio was $116.4 million, compared to $134.6 million at December 31, 2010. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.
A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income securities was $36.7 million at March 31, 2011 and $35.6 million at December 31, 2010. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. For a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see “Critical Accounting Policies — Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.
For other-than-temporary impairment losses, we recognize an other-than-temporary impairment loss in earnings in the period that we determine: 1) we intend to sell the security, 2) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or 3) the security has a credit loss. Any non-credit portion of the other-than-temporary impairment loss is recognized in shareholders’ equity. In the first quarter of 2011, we identified an error related to our adoption of the other-than-temporary impairment loss recognition accounting guidance that was effective as of April 1, 2009. The error understated amortized cost for six residential mortgage-backed securities at the adoption date, as well as their related unrealized loss included in accumulated other comprehensive income. The error is immaterial to 2011 and all prior periods; accordingly, we recorded an other-than-temporary impairment credit loss of $3.1 million in the first quarter of 2011 to correct the error. We recognized no additional other-than-temporary impairment losses in the first quarter of 2011 and none in the first quarter of 2010.

At March 31, 2011, we held $1.6 billion of special purpose revenue bonds, as well as $1.0 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA+ at March 31, 2011. Within our municipal bond portfolio, we held $237.5 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At March 31, 2011, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer — 24%, 2) education — 17%, 3) transportation — 16%, 4) special tax — 10% and 5) pre-refunded bonds — 8%.
Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA+ at March 31, 2011. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.
At March 31, 2011, we held a commercial MBS securities portfolio with a fair value of $143.6 million, an average rating of AA+ and an average loan-to-value ratio of 74%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.
At March 31, 2011, we held $180.2 million of fixed income securities that we designated as held to maturity. We maintain these securities, which are denominated in currencies other than the functional currency of the investing subsidiary, to hedge the currency conversion risk associated with insurance claims that we will pay in these securities. Effective in the first quarter of 2011, we discontinued designating new investment purchases as held to maturity securities and plan to designate future investment purchases as available for sale securities. Any unrealized currency conversion gains and losses on available for sale securities must be recorded in other comprehensive income within shareholders’ equity, rather than in net earnings. The income statement impact related to this change in our investment management philosophy was negligible in the first quarter of 2011. This change will create greater volatility in our currency conversion benefit or expense in future periods. All currency conversion benefit or expense, including the impact of this change, will be recorded in Corporate & Other beginning in 2011.
Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized $0.6 million of net realized investment loss in 2011, compared to $4.5 million of net realized investment gain in 2010.

Corporate & Other
The following table summarizes Corporate & Other activity.

	Three months ended March 31,
	2011	2010
Net earned premium	$125	$805
Other revenue	(29)	701

Total revenue	96	1,506

Loss and loss adjustment expense, net	(230)	910
Other expense — Exited Lines	1,068	1,156
Other expense — Corporate	10,898	10,313
Interest expense	5,429	5,130

Total expense	17,165	17,509

Pretax loss	$(17,069)	$(16,003)

Our Corporate expenses not allocable to the segments increased $0.6 million in 2011, primarily due to higher information technology costs related to implementation of a new company-wide financial reporting system. Interest expense increased due to accelerated recognition of capitalized debt issuance costs in the first quarter of 2011 related to our previous Revolving Loan Facility, which we replaced in March 2011 (see further discussion in “Liquidity and Capital Resources” below).
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $357.5 million of cash and liquid short-term investments at March 31, 2011.

•	Our available for sale bond portfolio, of which $217.7 million was held directly by the parent company, had a fair value of $5.3 billion at March 31, 2011, compared to $5.0 billion at December 31, 2010, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 8.3% at March 31, 2011 and December 31, 2010.

•	In March 2011, we replaced our $575.0 million Revolving Loan Facility with a four-year $600.0 million Revolving Loan Facility that matures on March 8, 2015.

•	We have a $90.0 million Standby Letter of Credit Facility, which is used to guarantee our performance in two Lloyd’s of London syndicates, that expires on December 31, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $183.6 million in dividends to the parent company in 2011 without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase our common stock and pay operating expenses.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
Capital Management
Revolving Loan Facility
On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility reduce our available borrowing capacity. As of March 31, 2011, we had not borrowed under the Facility; however outstanding letters of credit reduced our available Facility balance to $586.8 million. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at March 31, 2011.
Share Repurchases
On May 27, 2010, our Board of Directors approved the purchase of up to $300.0 million of our common stock, at prices below our book value per share. On March 10, 2011, the Board approved a new authorization for $300.0 million (the 2011 Plan) and cancelled $265.3 million remaining under the previous authorization. Purchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the 2011 Plan will be made opportunistically from time to time at prices approved by the Board of Directors, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The 2011 Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. In the first quarter of 2011, we purchased $40.2 million, or 1.3 million shares, at an average cost of $30.69 per share. We purchased an additional $35.4 million, or 1.1 million shares, at an average cost of $32.04 during April 2011.
Earnouts
We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As a result, we increased goodwill by $20.0 million as of March 31, 2011.
Cash Flow
We receive substantial cash from premiums, reinsurance recoverables, outward commutations, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables and reinsurance recoverables and the payment of losses and premium payables and the completion of commutations.

We generated cash from operations of $82.1 million and $42.5 million in 2011 and 2010, respectively. The components of our net operating cash flows are summarized in the following table.

	Three months ended March 31,
	2011	2010
Net earnings	$46,990	$71,354
Change in premium, claims and other receivables, net of reinsurance, other payables and restricted cash	(37,996)	(29,390)
Change in unearned premium, net	16,372	(10,052)
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	60,970	7,082
(Gain) loss on investments	3,688	(5,011)
Other, net	(7,966)	8,493

Cash provided by operating activities	$82,058	$42,476

Timing differences in the collection of premium and payment of reinsurance balances payable increased our cash provided by operating activities in 2011, compared to 2010. In addition, we had $10.6 million of lower claims payments in 2011. Our operating cash flow is also impacted by the timing of cash receipts and payments related to commutations. In April 2011, we paid $26.8 million to commute certain loss reserves in our Exited Lines, which will reduce our operating cash flow in the second quarter of 2011.
Recent Accounting Guidance
A new accounting standard clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. All costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, are to be expensed as incurred. This guidance must be adopted by January 1, 2012, either prospectively or retrospectively, with early adoption permitted. We plan to adopt this guidance on January 1, 2012. We are currently assessing the impact it will have on our consolidated financial statements.
Critical Accounting Policies
We provided information about our critical accounting policies in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies”, in our Annual Report on Form 10-K for the year ended December 31, 2010. We have made no changes in the identification or methods of application of these policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2011.
(b) Changes in Internal Control over Financial Reporting
During the first quarter of 2011, we identified no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 27, 2010, our Board of Directors approved the purchase of up to $300.0 million of our common stock, at prices below our book value per share. On March 10, 2011, the Board approved a new authorization for $300.0 million (the 2011 Plan) and cancelled $265.3 million remaining under the previous authorization. Purchases may be made in the open market or in privately negotiated transactions from time to time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the 2011 Plan will be made opportunistically from time to time at prices approved by the Board of Directors, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The 2011 Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.
During the first quarter of 2011, we purchased our common stock, as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
2010 Plan
January 1 - January 31, 2011	200	$29.02	200	$265,341,221
February 1 - February 28, 2011	—	—	—	$265,341,221
March 1 - March 31, 2011	—	—	—	—

2011 Plan
March 1 - March 31, 2011	1,310,397	$30.69	1,310,397	$259,784,391
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits
3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Secretary of State of Delaware on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to HCC’s Registration Statement on Form S-8 (Registration No. 333-61687) filed August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to HCC’s Current Report on Form 8-K filed on April 3, 2008).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to HCC’s Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to HCC’s Current Report on Form 8-K filed on November 13, 2009).

10.1	Loan Agreement, dated March 8, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to HCC’s Current Report on Form 8-K filed on March 8, 2011).

12	Statement of Ratios.

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report.

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

May 6, 2011	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

May 6, 2011	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer