Form 10-Q
period 2011-06-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2011-08-08
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the Quarterly Period Ended June 30, 2011.

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
On July 29, 2011, there were approximately 110.0 million shares of common stock outstanding.

HCC Insurance Holdings, Inc. and Subsidiaries

Page
Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2011 and December 31, 2010	5

Consolidated Statements of Earnings — Six months and three months ended June 30, 2011 and 2010	6

Consolidated Statement of Changes in Shareholders’ Equity — Six months ended June 30, 2011	7

Consolidated Statements of Cash Flows — Six months ended June 30, 2011 and 2010	8

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42

Item 4. Controls and Procedures	42

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. [Removed and Reserved]	43

Item 5. Other Information	43

Item 6. Exhibits	44

Signatures	45
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
Many risks and uncertainties may have an impact on the matters addressed in these forward-looking statements, which could affect our future financial results and performance, including, among other things:
•	the effects of catastrophe losses,

•	the cyclical nature of the insurance business,

•	inherent uncertainties in the loss estimation process, which can adversely impact the adequacy of loss reserves,

•	the impact of past and future potential credit market downturns, including the potential future ratings downgrade and/or impairment or perceived impairment of debt securities of sovereign issuers, including the United States of America,

•	the effects of emerging claim and coverage issues,

•	the effects of extensive governmental regulation of the insurance industry,

•	potential credit risk with brokers,

•	the effects of industry consolidations,

•	our assessment of underwriting risk,

•	our retention of risk, which could expose us to potential losses,

•	the adequacy of reinsurance protection,

•	the ability and willingness of reinsurers to pay balances due us,

•	the occurrence of terrorist activities,

•	our ability to maintain our competitive position,

•	changes in our assigned financial strength ratings,

•	our ability to raise capital and funds for liquidity in the future,

•	attraction and retention of qualified employees,

•	fluctuations in securities markets, including defaults, which may reduce the value of our investment assets, reduce investment income or generate realized investment losses,

•	our ability to successfully expand our business through the acquisition of insurance-related companies,

•	impairment of goodwill,

•	the ability of our insurance company subsidiaries to pay dividends in needed amounts,

•	fluctuations in foreign exchange rates,

•	failures or constraints of our information technology systems,

•	changes to the country’s health care delivery system,

•	the effects , if any, of climate change, on the risks we insure,

•	change of control, and

•	difficulties with outsourcing relationships.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	June 30,	December 31,
	2011	2010
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2011 — $5,240,718; 2010 — $4,864,806)	$5,434,761	$4,999,440
Fixed income securities — held to maturity, at amortized cost (fair value: 2011 — $176,352; 2010 — $195,811)	173,993	193,668
Short-term investments, at cost, which approximates fair value	194,507	488,002
Other investments	31,942	5,985

Total investments	5,835,203	5,687,095

Cash	87,242	97,857
Restricted cash	230,532	148,547
Premium, claims and other receivables	716,463	635,867
Reinsurance recoverables	1,103,855	1,006,855
Ceded unearned premium	242,599	278,663
Ceded life and annuity benefits	57,604	58,409
Deferred policy acquisition costs	229,248	212,786
Goodwill	842,056	821,648
Other assets	130,324	116,355

Total assets	$9,475,126	$9,064,082

LIABILITIES

Loss and loss adjustment expense payable	$3,655,944	$3,471,858
Life and annuity policy benefits	57,604	58,409
Reinsurance, premium and claims payable	327,180	345,730
Unearned premium	1,110,638	1,045,877
Deferred ceding commissions	67,015	72,565
Notes payable	393,714	298,637
Accounts payable and accrued liabilities	593,337	474,574

Total liabilities	6,205,432	5,767,650

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2011 — 122,594 and 2010 — 120,942; outstanding: 2011 — 110,274 and 2010 — 114,968)	122,594	120,942
Additional paid-in capital	995,053	954,332
Retained earnings	2,341,736	2,257,895
Accumulated other comprehensive income	145,887	97,186
Treasury stock, at cost (shares: 2011 — 12,320 and 2010 — 5,974)	(335,576)	(133,923)

Total shareholders’ equity	3,269,694	3,296,432

Total liabilities and shareholders’ equity	$9,475,126	$9,064,082

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
REVENUE

Net earned premium	$1,032,731	$1,015,972	$524,251	$506,385
Net investment income	104,017	99,466	52,422	50,217
Other operating income	14,796	27,147	7,475	9,206
Net realized investment gain	495	6,840	1,054	2,315
Other-than-temporary impairment credit losses	(3,479)	—	(350)	—

Total revenue	1,148,560	1,149,425	584,852	568,123

EXPENSE

Loss and loss adjustment expense, net	681,868	625,507	334,282	298,986
Policy acquisition costs, net	167,861	161,330	84,483	81,632
Other operating expense	128,060	129,183	63,748	62,515
Interest expense	10,987	10,627	5,434	5,237

Total expense	988,776	926,647	487,947	448,370

Earnings before income tax expense	159,784	222,778	96,905	119,753
Income tax expense	43,316	68,044	27,427	36,373

Net earnings	$116,468	$154,734	$69,478	$83,380

Earnings per common share

Basic	$1.02	$1.34	$0.61	$0.72

Diluted	$1.02	$1.34	$0.61	$0.72

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2010	$120,942	$954,332	$2,257,895	$97,186	$(133,923)	$3,296,432

Comprehensive income

Net earnings	—	—	116,468	—	—	116,468

Other comprehensive income
Change in net unrealized gain on investments, net of tax	—	—	—	42,017	—	42,017

Other, net of tax	—	—	—	6,684	—	6,684

Total other comprehensive income						48,701

Comprehensive income						165,169

Issuance of 1,411 shares for exercise of options, including tax effect	1,411	33,825	—	—	—	35,236

Purchase of 6,346 common shares	—	—	—	—	(201,653)	(201,653)

Stock-based compensation	241	6,896	—	—	—	7,137

Cash dividends declared, $0.29 per share	—	—	(32,627)	—	—	(32,627)

Balance at June 30, 2011	$122,594	$995,053	$2,341,736	$145,887	$(335,576)	$3,269,694

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six months ended June 30,
	2011	2010
Operating activities
Net earnings	$116,468	$154,734
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(103,245)	(79,735)
Change in reinsurance recoverables	(84,728)	(60,013)
Change in ceded unearned premium	36,870	(4,630)
Change in loss and loss adjustment expense payable	147,870	99,370
Change in unearned premium	63,015	32,541
Change in reinsurance, premium and claims payable, excluding restricted cash	(30,413)	12,380
Change in accounts payable and accrued liabilities	(19,426)	(15,389)
Stock-based compensation expense	7,137	6,937
Depreciation and amortization expense	8,769	8,249
(Gain) loss on investments	2,984	(7,329)
Other, net	(23,517)	(7,789)

Cash provided by operating activities	121,784	139,326

Investing activities
Sales of available for sale fixed income securities	246,331	133,856
Maturity or call of available for sale fixed income securities	285,637	260,053
Maturity or call of held to maturity fixed income securities	24,932	25,253
Cost of available for sale fixed income securities acquired	(835,368)	(703,341)
Cost of held to maturity fixed income securities acquired	—	(96,383)
Cost of other investments acquired	(27,784)	—
Change in short-term investments	292,365	320,927
Payments for purchase of businesses, net of cash received	(1,892)	(36,348)
Proceeds from sale of subsidiaries and other investments	944	19,855
Other, net	(11,886)	(9,405)

Cash used by investing activities	(26,721)	(85,533)

Financing activities
Advances on line of credit	95,000	—
Payments on convertible notes	—	(64,472)
Sale of common stock	35,236	10,143
Purchase of common stock	(200,302)	(472)
Dividends paid	(33,305)	(30,983)
Other, net	(2,307)	(13,307)

Cash used by financing activities	(105,678)	(99,091)

Net decrease in cash	(10,615)	(45,298)
Cash at beginning of year	97,857	129,460

Cash at end of period	$87,242	$84,162

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
Basis of Presentation
Our unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and include the accounts of HCC and its subsidiaries. We have made all adjustments that, in our opinion, are necessary for a fair statement of results of the interim periods, and all such adjustments are of a normal recurring nature. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2010. The consolidated balance sheet at December 31, 2010 was derived from the audited financial statements but does not include all disclosures required by GAAP.
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
In May 2011, a new accounting pronouncement was issued that will provide a consistent definition of fair value and ensure that fair value measurements and required disclosures are similar between GAAP and International Financial Reporting Standards. The new guidance also expands required disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We will apply the new guidance prospectively beginning January 1, 2012. We do not expect adoption of the new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
A new accounting pronouncement was issued in June 2011 that will change the disclosure of comprehensive income. The new guidance permits entities to present total comprehensive income, net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option of reporting other comprehensive income and its components in the statement of changes in shareholders’ equity will be eliminated. This guidance is effective on January 1, 2012 and must be applied retrospectively. The consolidated financial statements included in our 2010 Form 10-K comply with the new guidance; however, our interim consolidated financial statements have been prepared using the disclosure option that is being eliminated. While the format of our interim consolidated financial statements will change beginning in the first quarter of 2012, this change will not impact our consolidated financial position, results of operations or cash flows.
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
We use independent pricing services to assist us in determining fair value for over 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive as of June 30, 2011 or December 31, 2010. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of June 30, 2011 or December 31, 2010.
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
The following tables present our assets that were measured at fair value at June 30, 2011 and December 31, 2010. No liabilities were measured at fair value at either balance sheet date.

	Level 1	Level 2	Level 3	Total
June 30, 2011

Fixed income securities — available for sale
U.S. government and government agency securities	$209,016	$154,339	$—	$363,355
Fixed income securities of states, municipalities and political subdivisions	—	1,047,341	—	1,047,341
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,630,380	—	1,630,380
Corporate fixed income securities	—	706,037	156	706,193
Residential mortgage-backed securities	—	1,149,598	—	1,149,598
Commercial mortgage-backed securities	—	235,732	—	235,732
Asset-backed securities	—	39,650	1,088	40,738
Foreign government securities	—	261,424	—	261,424

Total fixed income securities — available for sale	209,016	5,224,501	1,244	5,434,761
Other investments	31,742	—	—	31,742
Other assets	—	—	1,242	1,242

Total assets measured at fair value	$240,758	$5,224,501	$2,486	$5,467,745

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Level 1	Level 2	Level 3	Total
December 31, 2010

Fixed income securities — available for sale
U.S. government and government agency securities	$148,217	$176,050	$—	$324,267
Fixed income securities of states, municipalities and political subdivisions	—	1,082,057	—	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,628,059	—	1,628,059
Corporate fixed income securities	—	570,152	242	570,394
Residential mortgage-backed securities	—	995,108	—	995,108
Commercial mortgage-backed securities	—	145,228	—	145,228
Asset-backed securities	—	11,370	1,196	12,566
Foreign government securities	—	241,761	—	241,761

Total fixed income securities — available for sale	148,217	4,849,785	1,438	4,999,440
Other investments	5,575	—	—	5,575
Other assets	—	—	857	857

Total assets measured at fair value	$153,792	$4,849,785	$2,295	$5,005,872

The following tables present the changes in fair value of our Level 3 assets.

	2011			2010
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$1,438	$857	$2,295	$4,262	$432	$4,694
Settlements	—	—	—	—	(8,342)	(8,342)
Sales	(144)	—	(144)	(100)	—	(100)
Gains and (losses) — unrealized	(11)	263	252	62	(141)	(79)
Gains and (losses) — realized	(2)	—	(2)	—	8,342	8,342

Balance at March 31	1,281	1,120	2,401	4,224	291	4,515
Sales	(55)	—	(55)	(395)	—	(395)
Gains and (losses) — unrealized	18	122	140	144	179	323

Balance at June 30	$1,244	$1,242	$2,486	$3,973	$470	$4,443

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. There were no transfers between Level 1, Level 2 or Level 3 in the first six months of 2011 or 2010.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(3) Investments
Substantially all of our fixed income securities are investment grade. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
June 30, 2011

U.S. government and government agency securities	$353,530	$9,837	$(12)	$363,355
Fixed income securities of states, municipalities and political subdivisions	997,673	52,388	(2,720)	1,047,341
Special purpose revenue bonds of states, municipalities and political subdivisions	1,580,332	55,512	(5,464)	1,630,380
Corporate fixed income securities	681,433	27,179	(2,419)	706,193
Residential mortgage-backed securities	1,106,984	46,547	(3,933)	1,149,598
Commercial mortgage-backed securities	227,224	9,919	(1,411)	235,732
Asset-backed securities	40,672	108	(42)	40,738
Foreign government securities	252,870	8,927	(373)	261,424

Total fixed income securities — available for sale	$5,240,718	$210,417	$(16,374)	$5,434,761

December 31, 2010

U.S. government and government agency securities	$315,339	$9,097	$(169)	$324,267
Fixed income securities of states, municipalities and political subdivisions	1,050,969	38,825	(7,737)	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	1,614,554	34,764	(21,259)	1,628,059
Corporate fixed income securities	545,883	26,436	(1,925)	570,394
Residential mortgage-backed securities	958,404	40,949	(4,245)	995,108
Commercial mortgage-backed securities	136,746	8,518	(36)	145,228
Asset-backed securities	12,563	78	(75)	12,566
Foreign government securities	230,348	11,537	(124)	241,761

Total fixed income securities — available for sale	$4,864,806	$170,204	$(35,570)	$4,999,440

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Held to maturity
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
June 30, 2011

U.S. government securities	$6,997	$157	$—	$7,154
Corporate fixed income securities	116,937	1,710	(391)	118,256
Foreign government securities	50,059	883	—	50,942

Total fixed income securities — held to maturity	$173,993	$2,750	$(391)	$176,352

December 31, 2010

U.S. government securities	$12,993	$264	$—	$13,257
Corporate fixed income securities	113,296	1,205	(277)	114,224
Foreign government securities	67,379	995	(44)	68,330

Total fixed income securities — held to maturity	$193,668	$2,464	$(321)	$195,811

All fixed income securities were income producing in 2011. The following table displays the gross unrealized losses and fair value of all available for sale fixed income securities that were in a continuous unrealized loss position for the periods indicated.

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
June 30, 2011

U.S. government and government agency securities	$12,816	$(12)	$—	$—	$12,816	$(12)
Fixed income securities of states, municipalities and political subdivisions	101,478	(2,656)	1,585	(64)	103,063	(2,720)
Special purpose revenue bonds of states, municipalities and political subdivisions	313,517	(5,225)	8,425	(239)	321,942	(5,464)
Corporate fixed income securities	140,455	(2,419)	—	—	140,455	(2,419)
Residential mortgage-backed securities	163,755	(3,273)	10,761	(660)	174,516	(3,933)
Commercial mortgage-backed securities	97,766	(1,411)	—	—	97,766	(1,411)
Asset-backed securities	13,042	(42)	—	—	13,042	(42)
Foreign government securities	23,023	(373)	—	—	23,023	(373)

Total	$865,852	$(15,411)	$20,771	$(963)	$886,623	$(16,374)

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
December 31, 2010

U.S. government and government agency securities	$20,976	$(169)	$—	$—	$20,976	$(169)
Fixed income securities of states, municipalities and political subdivisions	228,228	(7,621)	2,279	(116)	230,507	(7,737)
Special purpose revenue bonds of states, municipalities and political subdivisions	689,190	(21,156)	6,344	(103)	695,534	(21,259)
Corporate fixed income securities	66,029	(1,925)	—	—	66,029	(1,925)
Residential mortgage-backed securities	123,782	(3,081)	22,152	(1,164)	145,934	(4,245)
Commercial mortgage-backed securities	—	—	3,084	(36)	3,084	(36)
Asset-backed securities	9,174	(75)	—	—	9,174	(75)
Foreign government securities	10,699	(124)	—	—	10,699	(124)

Total	$1,148,078	$(34,151)	$33,859	$(1,419)	$1,181,937	$(35,570)

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
Our other-than-temporary impairment losses were as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Total other-than-temporary impairment loss	$(4,677)	$—	$(1,548)	$—
Portion recognized in other comprehensive income	1,198	—	1,198	—

Net other-than-temporary impairment loss recognized in earnings	$(3,479)	$—	$(350)	$—

We have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,273	$3,848	$6,685	$3,848
Credit losses recognized in earnings
Securities previously impaired	1,597	—	350	—
Securities previously not impaired	1,882	—	—	—
Securities sold	(3,905)	—	(3,188)	—

Balance at June 30	$3,847	$3,848	$3,847	$3,848

We had $0.9 million of after-tax other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at June 30, 2011. This amount includes the after-tax unrealized

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.
We do not consider the $16.4 million of gross unrealized losses in our fixed income securities portfolio at June 30, 2011 to be other-than-temporary impairments because: 1) we received substantially all contractual interest and principal payments on these securities as of June 30, 2011, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.
The amortized cost and fair value of our fixed income securities at June 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.9 years at June 30, 2011.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$266,293	$270,110	$54,730	$55,227
Due after 1 year through 5 years	1,134,360	1,184,638	118,389	120,204
Due after 5 years through 10 years	1,018,126	1,072,105	874	921
Due after 10 years through 15 years	732,546	757,012	—	—
Due after 15 years	714,513	724,828	—	—

Securities with fixed maturities	3,865,838	4,008,693	173,993	176,352
Mortgage-backed and asset-backed securities	1,374,880	1,426,068	—	—

Total fixed income securities	$5,240,718	$5,434,761	$173,993	$176,352

The sources of net investment income were as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$104,045	$99,080	$52,039	$50,481
Short-term investments	321	360	165	170
Other	2,030	2,042	1,388	534

Total investment income	106,396	101,482	53,592	51,185
Investment expense	(2,379)	(2,016)	(1,170)	(968)

Net investment income	$104,017	$99,466	$52,422	$50,217

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, were as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Fixed income securities
Gains	$4,315	$7,593	$4,099	$2,692
Losses	(3,814)	(599)	(3,035)	(376)

Net fixed income securities	$501	$6,994	$1,064	$2,316

Other investments
Gains	$4	$2	$—	$—
Losses	(10)	(156)	(10)	(1)

Net other investments	$(6)	$(154)	$(10)	$(1)

Total
Gains	$4,319	$7,595	$4,099	$2,692
Losses	(3,824)	(755)	(3,045)	(377)

Net realized investment gain	$495	$6,840	$1,054	$2,315

(4) Goodwill
The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property	Professional	Accident	U.S. Surety
	& Casualty	Liability	& Health	& Credit	International	Total
Balance at beginning of year	$223,000	$249,820	$144,128	$79,700	$125,000	$821,648
Earnout and other	—	20,408	—	—	—	20,408

Balance at June 30, 2011	$223,000	$270,228	$144,128	$79,700	$125,000	$842,056

We conducted our 2011 goodwill impairment test as of June 30, 2011, which is consistent with the timeframe for our annual assessment in prior years. Based on our latest impairment test, the fair value of each of our reporting units exceeded its carrying amount.
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

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Direct written premium	$1,169,442	$1,131,637	$661,301	$622,445
Reinsurance assumed	221,848	182,437	80,781	69,133
Reinsurance ceded	(242,533)	(269,021)	(132,209)	(144,776)

Net written premium	$1,148,757	$1,045,053	$609,873	$546,802

Direct earned premium	$1,153,511	$1,139,036	$578,703	$567,074
Reinsurance assumed	158,494	141,148	79,113	71,908
Reinsurance ceded	(279,274)	(264,212)	(133,565)	(132,597)

Net earned premium	$1,032,731	$1,015,972	$524,251	$506,385

Direct loss and loss adjustment expense	$786,652	$718,869	$343,898	$357,918
Reinsurance assumed	142,205	105,789	68,298	52,954
Reinsurance ceded	(246,989)	(199,151)	(77,914)	(111,886)

Net loss and loss adjustment expense	$681,868	$625,507	$334,282	$298,986

Policy acquisition costs	$223,847	$218,958	$112,489	$109,853
Ceding commissions	(55,986)	(57,628)	(28,006)	(28,221)

Net policy acquisition costs	$167,861	$161,330	$84,483	$81,632

The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	June 30,	December 31,
	2011	2010
Reinsurance recoverable on paid losses	$63,103	$75,262
Reinsurance recoverable on outstanding losses	487,294	452,882
Reinsurance recoverable on incurred but not reported losses	555,705	481,204
Reserve for uncollectible reinsurance	(2,247)	(2,493)

Total reinsurance recoverables	$1,103,855	$1,006,855

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter-end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss, including offsetting past due amounts against letters of credit and other payables. There was no material change in recoverables on paid losses that were outstanding for over 90 days as of June 30, 2011 compared to December 31, 2010. We have a reserve for potentially uncollectible amounts as follows:

	Six months ended June 30,
	2011	2010
Balance at beginning of year	$2,493	$2,945
Provision expense (recovery)	(246)	—

Balance at June 30	$2,247	$2,945

If we collect cash from or resolve a dispute with the reinsurer, we reduce the allowance account. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.
Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Payables to reinsurers	$266,374	$243,990
Letters of credit	137,859	145,914
Cash deposits	92,996	81,966

Total credits	$497,229	$471,870

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	June 30,	December 31,
	2011	2010
Loss and loss adjustment expense payable	$3,655,944	$3,471,858
Reinsurance recoverable on outstanding losses	(487,294)	(452,882)
Reinsurance recoverable on incurred but not reported losses	(555,705)	(481,204)

Net reserves	$2,612,945	$2,537,772

Unearned premium	$1,110,638	$1,045,877
Ceded unearned premium	(242,599)	(278,663)

Net unearned premium	$868,039	$767,214

Deferred policy acquisition costs	$229,248	$212,786
Deferred ceding commissions	(67,015)	(72,565)

Net deferred policy acquisition costs	$162,233	$140,221

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6) Notes Payable
Notes payable were as follows:

	June 30,	December 31,
	2011	2010
6.30% Senior Notes	$298,714	$298,637
$600.0 million Revolving Loan Facility	95,000	—

Total notes payable	$393,714	$298,637

On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The contractual interest rate on borrowings under the Facility at June 30, 2011 was 1.61%. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility further reduced our available borrowing capacity on the remaining Facility to $492.1 million at June 30, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%.
We were in compliance with debt covenants related to our Senior Notes, Revolving Loan Facility, and Standby Letter of Credit Facility at June 30, 2011.
(7) Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earnings	$116,468	$154,734	$69,478	$83,380
Less: net earnings attributable to unvested restricted stock awards and restricted stock units	(1,601)	(1,679)	(1,003)	(927)

Net earnings available to common stock	$114,867	$153,055	$68,475	$82,453

Weighted-average common shares outstanding	112,569	113,805	111,389	113,935
Dilutive effect of outstanding options (determined using treasury stock method)	375	322	368	253

Weighted-average common shares and potential common shares outstanding	112,944	114,127	111,757	114,188

Anti-dilutive stock options not included in treasury stock method computation	917	4,392	424	4,680

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(8) Stock-based Compensation
In 2011, we granted the following shares of common stock, restricted stock awards, restricted stock units and options for the purchase of shares of our common stock. For all grants except stock options, we measure fair value based on our closing stock price on the grant date. For stock options, we use the Black-Scholes single option pricing model to determine the fair value of an option on its grant date. The fair value of the common stock was expensed on the grant date. The fair value of the restricted stock awards, restricted stock units and stock options will be expensed over the vesting period.

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period
Common stock	28	$32.54	$920	—
Restricted stock awards	289	31.22	9,023	3-5 years
Restricted stock units	65	30.25	1,952	4 years
Stock options	179	7.36	1,317	1-5 years
(9) Segments
We report HCC’s results in six operating segments, each of which reports to an HCC executive who is responsible for the segment results. Each of our five insurance-related segments bears risk for insurance coverage written within its portfolio of insurance products. Each segment generates income from premium written by our underwriting agencies, through third party agents and brokers, or on a direct basis. Fee and commission income earned by our agencies from third party insurance companies is included in segment revenue. Each segment incurs insurance losses, acquisition costs and other administrative expenses related to our insurance companies and underwriting agencies. We monitor and assess each segment’s pretax results based on underwriting profit, gross and net written premium, and its combined ratio, consisting of the net loss ratio and expense ratio.
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
In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, and underwriting results of our Exited Lines. Our Exited Lines include these six product lines that we no longer write and do not

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds.
All prior period information included in this Form 10-Q has been adjusted to present our segment disclosures and information on a consistent basis with our new segment reporting structure, which we adopted in the third quarter of 2010.
The following tables present information by business segment.

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
Six months ended June 30, 2011	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated
Net earned premium	$159,175	$203,174	$400,657	$101,403	$168,164	$—	$158	$1,032,731
Other revenue	9,666	249	2,194	701	1,902	101,033	84	115,829

Segment revenue	168,841	203,423	402,851	102,104	170,066	101,033	242	1,148,560

Loss and LAE	92,428	138,015	291,605	29,687	130,393	—	(260)	681,868
Other expense	55,575	34,032	61,995	55,252	64,020	—	36,034	306,908

Segment expense	148,003	172,047	353,600	84,939	194,413	—	35,774	988,776

Segment pretax earnings (loss)	$20,838	$31,376	$49,251	$17,165	$(24,347)	$101,033	$(35,532)	$159,784

Six months ended June 30, 2010
Net earned premium	$173,625	$218,153	$374,487	$98,620	$149,932	$—	$1,155	$1,015,972
Other revenue	19,095	438	1,717	328	4,711	106,306	858	133,453

Segment revenue	192,720	218,591	376,204	98,948	154,643	106,306	2,013	1,149,425

Loss and LAE	102,801	132,942	273,569	27,861	84,374	—	3,960	625,507
Other expense	54,601	38,305	59,059	53,692	59,905	—	35,578	301,140

Segment expense	157,402	171,247	332,628	81,553	144,279	—	39,538	926,647

Segment pretax earnings (loss)	$35,318	$47,344	$43,576	$17,395	$10,364	$106,306	$(37,525)	$222,778

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	U.S. Property	Professional	Accident	U.S. Surety			Corporate
Three months ended June 30, 2011	& Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated
Net earned premium	$78,921	$102,424	$202,117	$50,039	$90,717	$—	$33	$524,251
Other revenue	4,787	48	1,178	455	894	53,126	113	60,601

Segment revenue	83,708	102,472	203,295	50,494	91,611	53,126	146	584,852

Loss and LAE	44,944	71,752	146,747	14,648	56,221	—	(30)	334,282
Other expense	27,169	16,928	31,577	26,997	32,355	—	18,639	153,665

Segment expense	72,113	88,680	178,324	41,645	88,576	—	18,609	487,947

Segment pretax earnings (loss)	$11,595	$13,792	$24,971	$8,849	$3,035	$53,126	$(18,463)	$96,905

Three months ended June 30, 2010
Net earned premium	$84,695	$108,001	$187,703	$51,871	$73,765	$—	$350	$506,385
Other revenue	6,204	107	867	205	1,666	52,532	157	61,738

Segment revenue	90,899	108,108	188,570	52,076	75,431	52,532	507	568,123

Loss and LAE	50,989	65,342	135,349	15,487	28,769	—	3,050	298,986
Other expense	23,734	18,767	30,323	26,836	30,745	—	18,979	149,384

Segment expense	74,723	84,109	165,672	42,323	59,514	—	22,029	448,370

Segment pretax earnings (loss)	$16,176	$23,999	$22,898	$9,753	$15,917	$52,532	$(21,522)	$119,753

Catastrophe losses reduced the International segment’s pretax earnings by $72.3 million and $22.8 million in the first six months and second quarter of 2011, respectively, and $20.6 million in the first six months of 2010.
(10) Commitments and Contingencies
Catastrophe Exposure
We have exposure to catastrophe losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2011, we recognized gross losses of $120.3 million from catastrophic events in Japan, New Zealand and the United States. After reinsurance and reinstatement premium, our pretax loss was $73.3 million. In 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $31.9 million. After reinsurance, our pretax loss was $20.6 million.

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
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At June 30, 2011, we have recorded a liability of $9.5 million and have provided a $3.0 million escrow account and $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
(11) Supplemental Information
Supplemental information was as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Income taxes paid	$57,607	$66,215	$38,501	$53,365
Interest paid	12,152	9,563	9,866	9,341
Proceeds from sales of available for sale fixed income securities	246,331	133,856	197,399	66,167
Comprehensive income	165,169	182,751	119,888	114,814

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of December 31, 2010 and June 30, 2011.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $30.13 on July 29, 2011, resulting in market capitalization of $3.3 billion.
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
Key facts about our consolidated group as of and for the six months and quarter ended June 30, 2011 were as follows:
•	Our common shares closed at $31.50 per share.

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $29.65.

•	We generated year-to-date net earnings of $116.5 million, or $1.02 per diluted share. Our second quarter earnings were $69.5 million, or $0.61 per diluted share.

•	We produced revenue of $1.1 billion and $584.9 million in the first six months and second quarter, respectively. In the first six months, 90% of revenue related to net earned premium and 9% related to net investment income.

•	In the first six months, we recognized gross losses of $120.3 million and net losses, after reinsurance and reinstatement premium, of $73.3 million from catastrophes in Japan, New Zealand and the United States, mainly in our International segment. The second quarter included net catastrophe losses of $21.9 million.

•	Our year-to-date net loss ratio, including the 2011 catastrophe losses, was 66.0% and our combined ratio was 91.9%. The catastrophe losses increased the net loss ratio by 6.6 percentage points and the combined ratio by 6.9 percentage points.

•	In the second quarter, we borrowed $95.0 million against our new four-year $600.0 million Revolving Loan Facility to fund share repurchases.

•	We purchased $201.7 million, or 6.3 million shares, of our common stock at an average cost of $31.78 per share in the first six months of 2011.

•	We declared dividends of $0.29 per share and paid $33.3 million of dividends in the first six months of 2011.

Comparisons in the following sections refer to the first six months of 2011 compared to the same period of 2010, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Our results and key metrics for the six months and quarter ended June 30, 2011 and 2010 were as follows:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earnings	$116,468	$154,734	$69,478	$83,380

Earnings per diluted share	$1.02	$1.34	$0.61	$0.72

Net loss ratio	66.0%	61.6%	63.8%	59.0%
Expense ratio	25.9	25.5	25.4	25.3

Combined ratio	91.9%	87.1%	89.2%	84.3%

Our 2011 and 2010 results include the impact of world-wide catastrophic events. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, the New Zealand earthquakes and the United States tornados in the first and second quarters of 2011, and from the Chile earthquake in the first quarter of 2010. We reinsure a portion of our exposure to such catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Gross losses	$120,259	$31,900	$15,059	$—
Net losses, after reinsurance and reinstatement premium	$73,328	$20,588	$21,863	$—
Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.42)	$(0.12)	$(0.13)	$—
Net loss ratio (percentage points)	6.6%	2.1%	3.9%	—%
Combined ratio (percentage points)	6.9%	2.1%	4.1%	—%
Our second quarter 2011 catastrophe losses included $(3.9) million gross and $7.1 million net related to revised estimates of our exposures to the first quarter 2011 catastrophes, including the reversal of an expected Japan event cancellation loss of $20.0 million gross and $2.0 million net that did not materialize. The majority of our catastrophe losses were incurred in our International segment.
In our Professional Liability segment, private equity companies are included amongst the policyholders we insure in our diversified financial products line of business. Among the claims reported by these policyholders, primarily related to the 2006 underwriting year, are claims based on allegations of violations of U.S. anti-trust laws, in what is known as “Club Deal” litigation. This litigation has not been settled and defense costs covered under these policies continue at amounts higher than previously estimated. Accordingly, our loss estimates related to these claims increased by $20.5 million gross and $10.8 million net in the second quarter of 2011. These losses increased our net loss ratio by 1.0 percentage point in the first six months and 2.1 percentage points in the second quarter of 2011.
Revenue
Total revenue decreased $0.9 million in the first six months of 2011, compared to the same period in 2010, primarily due to lower other operating income and net realized investment gains, offset by higher net earned premium and net investment income.

Gross written premium, net written premium and net earned premium are detailed below by segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
U.S. Property & Casualty	$265,511	$269,129	$135,961	$131,507
Professional Liability	262,272	269,516	161,152	161,791
Accident & Health	397,823	373,408	201,523	189,230
U.S. Surety & Credit	113,953	117,170	60,182	63,149
International	351,581	282,778	183,233	145,436
Exited Lines	150	2,073	31	465

Total gross written premium	$1,391,290	$1,314,074	$742,082	$691,578

U.S. Property & Casualty	$180,436	$163,467	$93,714	$83,221
Professional Liability	190,648	178,825	116,857	107,951
Accident & Health	397,500	373,219	201,395	189,136
U.S. Surety & Credit	105,101	107,559	55,394	60,140
International	274,922	221,119	142,482	106,091
Exited Lines	150	864	31	263

Total net written premium	$1,148,757	$1,045,053	$609,873	$546,802

U.S. Property & Casualty	$159,175	$173,625	$78,921	$84,695
Professional Liability	203,174	218,153	102,424	108,001
Accident & Health	400,657	374,487	202,117	187,703
U.S. Surety & Credit	101,403	98,620	50,039	51,871
International	168,164	149,932	90,717	73,765
Exited Lines	158	1,155	33	350

Total net earned premium	$1,032,731	$1,015,972	$524,251	$506,385

Related to the 2011 catastrophe losses, we recorded a net $11.6 million of reinstatement premium ($12.7 million ceded net of $1.1 million assumed) for continued reinsurance coverage, which reduced the International segment’s 2011 net written and net earned premium. Growth in written premium occurred primarily in the International segment, directly related to property treaty business that we began to write in late 2009, and in the Accident & Health segment related to our medical stop-loss product. See the “Segment Operations” section below for further discussion of the relationship and changes in premium revenue within each segment.
Net investment income, which is included in our Investing segment, increased 5% year-over-year primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 11% from $5.1 billion at June 30, 2010 to $5.6 billion at June 30, 2011. The growth in fixed income securities resulted primarily from reinvestment of funds that were held in short-term investments and cash flow from operations.

The sources of net investment income are detailed below.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Fixed income securities
Taxable	$54,219	$54,803	$27,124	$27,935
Exempt from U.S. income taxes	49,826	44,277	24,915	22,546

Total fixed income securities	104,045	99,080	52,039	50,481
Short-term investments	321	360	165	170
Other	2,030	2,042	1,388	534

Total investment income	106,396	101,482	53,592	51,185
Investment expense	(2,379)	(2,016)	(1,170)	(968)

Net investment income	$104,017	$99,466	$52,422	$50,217

The following table details the components of our other operating income.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Fee and commission income	$11,267	$15,154	$5,528	$7,119
Financial instruments	385	8,379	122	179
Other	3,144	3,614	1,825	1,908

Other operating income	$14,796	$27,147	$7,475	$9,206

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
Loss and Loss Adjustment Expense
Our gross loss ratio was 70.8% and 64.4% in the first six months of 2011 and 2010, respectively, and 62.7% and 64.3% in the second quarter of 2011 and 2010, respectively. The 2011 catastrophe losses increased our reported gross loss ratios by 9.1 percentage points in the first six months and 2.3 percentage points in the second quarter of 2011, while the 2010 catastrophe losses increased our reported gross loss ratio by 2.5 percentage points in the first six months of 2010.
The tables below detail, by segment, our net loss and loss adjustment expense, the amount of loss development included in our net loss and loss adjustment expense, and our net loss ratios.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
U.S. Property & Casualty	$92,428	$102,801	$44,944	$50,989
Professional Liability	138,015	132,942	71,752	65,342
Accident & Health	291,605	273,569	146,747	135,349
U.S. Surety & Credit	29,687	27,861	14,648	15,487
International	130,393	84,374	56,221	28,769
Exited Lines	(260)	3,960	(30)	3,050

Net loss and loss adjustment expense	$681,868	$625,507	$334,282	$298,986

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Adverse (favorable) loss development:
U.S. Property & Casualty	$2,550	$5,324	$1,014	$389
Professional Liability	16,984	2,224	10,757	612
Accident & Health	2,310	2,456	1,140	(268)
U.S. Surety & Credit	19	(4,199)	78	273
International	664	(6,691)	371	(6,591)
Exited Lines	(261)	3,052	(109)	2,741

Total adverse (favorable) loss development	22,266	2,166	13,251	(2,844)
Catastrophe losses	61,720	20,588	17,348	—
All other net loss and loss adjustment expense	597,882	602,753	303,683	301,830

Net loss and loss adjustment expense	$681,868	$625,507	$334,282	$298,986

U.S. Property & Casualty	58.1%	59.2%	56.9%	60.2%
Professional Liability	67.9	60.9	70.1	60.5
Accident & Health	72.8	73.1	72.6	72.1
U.S. Surety & Credit	29.3	28.3	29.3	29.9
International	77.5	56.3	62.0	39.0

Consolidated net loss ratio	66.0%	61.6%	63.8%	59.0%

Consolidated accident year net loss ratio	63.9%	61.2%	61.2%	59.2%

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

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,537,772	$2,555,840	$2,611,096	$2,555,670
Net reserve additions from acquired businesses	645	8,110	—	—
Foreign currency adjustment	27,986	(47,786)	5,770	(20,673)
Net loss and loss adjustment expense	681,868	625,507	334,282	298,986
Net loss and loss adjustment expense payments	(635,326)	(573,354)	(338,203)	(265,666)

Net reserves for loss and loss adjustment expense
payable at end of period	$2,612,945	$2,568,317	$2,612,945	$2,568,317

Net paid loss ratio	61.5%	56.4%	64.5%	52.5%

The net paid loss ratio was higher in 2011 primarily due to higher claims payments for our directors’ and officers’ (D&O) and property treaty product lines, including $5.0 million related to the 2011 catastrophic events. These increases in our year-to-date and second quarter 2011 net paid loss ratios were partially offset by lower claims payments for our medical stop-loss, aviation and U.S. credit product lines. In addition, in 2011 we commuted certain loss reserves included in our Exited Lines for $33.6 million. These commutations increased our net paid loss ratios by 3.2 percentage points and 6.4 percentage points for the first six months and second quarter of 2011, respectively. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.
Policy Acquisition Costs
Our policy acquisition cost percentage was 16.3% and 15.9% in the first six months of 2011 and 2010, respectively, and 16.1% in both the second quarter of 2011 and 2010. In 2011, the $11.6 million reduction of net earned premium due to reinstatement premium increased our year-to-date policy acquisition cost percentage by 0.2 percentage points. The remaining increase in our policy acquisition cost percentage year-over-year primarily related to higher average commission and premium tax expense in 2011 due to changes in the mix of business.
Other Operating Expense
Other operating expense was flat year-over-year and increased 2.0% quarter-over-quarter in 2011, primarily due to the combined effect of higher employee benefits expense in 2011, fluctuations in foreign currency rates period-over-period, and certain non-recurring costs in 2010. We recognized currency conversion benefit (expense) of $2.0 million in the first six months and $0.8 million in the second quarter of 2011, compared to $(2.7) million in the first six months and $(1.2) million in the second quarter of 2010. The first six months of 2010 included $3.0 million of direct costs incurred in the first quarter to terminate a derivative contract.
For the first six months of 2011, 66% of our other operating expense related to compensation and benefits of our employees. We had 1,876 employees at June 30, 2011 compared to 1,893 a year earlier. Other operating expense included year-to-date stock-based compensation expense of $7.8 million in 2011 and $7.3 million in 2010. At June 30, 2011, there was approximately $29.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.7 years.
Interest Expense
Interest expense on debt and short-term borrowings was $11.0 million and $10.6 million in the first six months of 2011 and 2010, respectively, and $5.4 million and $5.2 million in the second quarter of 2011 and 2010, respectively, primarily related to our fixed rate Senior Notes.
Income Tax Expense
Our effective income tax rate was 27.1% for the first six months of 2011, compared to 30.5% for the first six months of 2010. The lower effective rate in 2011 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.

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
U.S. Property & Casualty Segment
The following tables summarize the operations of the U.S. Property & Casualty segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$159,175	$173,625	$78,921	$84,695
Other revenue	9,666	19,095	4,787	6,204

Segment revenue	168,841	192,720	83,708	90,899

Loss and loss adjustment expense, net	92,428	102,801	44,944	50,989
Other expense	55,575	54,601	27,169	23,734

Segment expense	148,003	157,402	72,113	74,723

Segment pretax earnings	$20,838	$35,318	$11,595	$16,176

Net loss ratio	58.1%	59.2%	56.9%	60.2%
Expense ratio	32.9	28.3	32.5	26.1

Combined ratio	91.0%	87.5%	89.4%	86.3%

Aviation	$54,600	$58,298	$27,318	$29,355
E&O	38,357	51,066	18,800	24,834
Public Risk	23,179	22,926	11,927	11,436
Other	43,039	41,335	20,876	19,070

Total net earned premium	$159,175	$173,625	$78,921	$84,695

Aviation	63.7%	59.3%	68.9%	61.9%
E&O	57.3	62.8	55.0	62.7
Public Risk	66.9	69.6	60.5	69.2
Other	46.8	48.9	41.0	49.0

Total net loss ratio	58.1%	59.2%	56.9%	60.2%

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Aviation	$79,056	$76,908	$37,608	$39,387
E&O	36,998	44,298	17,305	20,707
Public Risk	34,298	34,691	16,845	17,979
Other	115,159	113,232	64,203	53,434

Total gross written premium	$265,511	$269,129	$135,961	$131,507

Aviation	$59,085	$53,750	$31,691	$27,729
E&O	36,586	44,237	17,020	20,707
Public Risk	26,396	23,650	13,144	14,445
Other	58,369	41,830	31,859	20,340

Total net written premium	$180,436	$163,467	$93,714	$83,221

Our U.S. Property & Casualty segment pretax earnings declined in 2011, primarily due to lower net earned premium and the effect of a $5.0 million gain in 2010 related to termination of a derivative contract. The impact of these items was partially offset by $2.8 million more adverse development in 2010 than in 2011.
Gross written premium was lower in 2011 due to competition and other business factors that particularly affected the E&O product line. E&O premium was also impacted by our more restrictive underwriting of this product line starting in 2009. Total net written premium increased in certain other product lines, as changes in the timing and amount of our reinsurance program costs offset the decrease in E&O premium. Net earned premium was lower in 2011 mainly due to reduced E&O premium.
The segment’s lower net loss ratios in 2011, compared to 2010, primarily reflect the change in loss development year-over-year. The segment had adverse development of $2.5 million in the first six months of 2011, compared to $5.3 million in the same period of 2010. The 2011 development primarily related to our employment practices liability product (included in Other), while the 2010 development primarily related to our E&O and employment practices liability product lines.
The segment’s higher 2011 expense ratios primarily related to higher compensation costs and lower segment revenue in 2011 compared to 2010. During 2010, we terminated our interest in a derivative contract, which generated $5.0 million of pretax earnings. We recognized a gain of $8.0 million, which was included in other revenue, and incurred reinsurance and other direct costs of $3.0 million, which were included in other expense.

Professional Liability Segment
The following tables summarize the operations of the Professional Liability segment. In the second quarter of 2011, we combined the presentation of our U.S. D&O and Other products as they are now under common management.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$203,174	$218,153	$102,424	$108,001
Other revenue	249	438	48	107

Segment revenue	203,423	218,591	102,472	108,108

Loss and loss adjustment expense, net	138,015	132,942	71,752	65,342
Other expense	34,032	38,305	16,928	18,767

Segment expense	172,047	171,247	88,680	84,109

Segment pretax earnings	$31,376	$47,344	$13,792	$23,999

Net loss ratio	67.9%	60.9%	70.1%	60.5%
Expense ratio	16.7	17.5	16.5	17.4

Combined ratio	84.6%	78.4%	86.6%	77.9%

U.S. D&O	$180,254	$192,379	$90,279	$95,667
International D&O	22,920	25,774	12,145	12,334

Total net earned premium	$203,174	$218,153	$102,424	$108,001

U.S. D&O	69.3%	61.0%	72.2%	60.2%
International D&O	57.2	60.5	54.3	62.6

Total net loss ratio	67.9%	60.9%	70.1%	60.5%

U.S. D&O	$200,661	$220,144	$123,470	$133,272
International D&O	61,611	49,372	37,682	28,519

Total gross written premium	$262,272	$269,516	$161,152	$161,791

U.S. D&O	$153,692	$159,011	$94,081	$96,630
International D&O	36,956	19,814	22,776	11,321

Total net written premium	$190,648	$178,825	$116,857	$107,951

Our Professional Liability segment earnings declined in 2011 due to lower net earned premium and more adverse loss development compared to 2010. Gross written premium decreased in 2011 because we wrote less D&O business in the United States due to competition. Net written premium as a percentage of gross written premium was higher in 2011 due to a change in our reinsurance programs. We are now purchasing less reinsurance on both our U.S. D&O and International D&O products.
The segment had adverse loss development of $17.0 million and $2.2 million in the first six months of 2011 and 2010, respectively, and $10.8 million and $0.6 million in the second quarter of 2011 and 2010, respectively. The 2011 development primarily related to the “Club Deal” claims discussed in the “Results of Operations” section above. In the second quarter of 2011, our estimate of net losses for these claims, which primarily related to the 2006 underwriting year for our diversified financial products line of business, increased by $10.8 million. These losses increased the U.S. D&O net loss ratio by 6.0 percentage points and 11.9 percentage points in the first six months and second quarter of 2011, respectively.
Accident & Health Segment
The following tables summarize the operations of the Accident & Health segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$400,657	$374,487	$202,117	$187,703
Other revenue	2,194	1,717	1,178	867

Segment revenue	402,851	376,204	203,295	188,570

Loss and loss adjustment expense, net	291,605	273,569	146,747	135,349
Other expense	61,995	59,059	31,577	30,323

Segment expense	353,600	332,628	178,324	165,672

Segment pretax earnings	$49,251	$43,576	$24,971	$22,898

Net loss ratio	72.8%	73.1%	72.6%	72.1%
Expense ratio	15.4	15.7	15.5	16.1

Combined ratio	88.2%	88.8%	88.1%	88.2%

Medical Stop-loss	$351,056	$323,558	$176,147	$161,792
Other	49,601	50,929	25,970	25,911

Total net earned premium	$400,657	$374,487	$202,117	$187,703

Medical Stop-loss	74.0%	73.9%	74.1%	74.0%
Other	64.2	67.4	62.2	60.2

Total net loss ratio	72.8%	73.1%	72.6%	72.1%

Medical Stop-loss	$351,154	$323,558	$176,197	$161,792
Other	46,669	49,850	25,326	27,438

Total gross written premium	$397,823	$373,408	$201,523	$189,230

Medical Stop-loss	$351,056	$323,558	$176,147	$161,792
Other	46,444	49,661	25,248	27,344

Total net written premium	$397,500	$373,219	$201,395	$189,136

Our Accident & Health segment pretax earnings increased 13% in 2011, primarily due to higher medical stop-loss premium from rate increases and writing new business. The segment had adverse loss development of $2.3 million in the first six months of 2011 and $2.5 million in the same period of 2010. The adverse development primarily related to our short-term medical insurance and HMO reinsurance products (both included in Other).

U.S. Surety & Credit Segment
The following tables summarize the operations of the U.S. Surety & Credit segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$101,403	$98,620	$50,039	$51,871
Other revenue	701	328	455	205

Segment revenue	102,104	98,948	50,494	52,076

Loss and loss adjustment expense, net	29,687	27,861	14,648	15,487
Other expense	55,252	53,692	26,997	26,836

Segment expense	84,939	81,553	41,645	42,323

Segment pretax earnings	$17,165	$17,395	$8,849	$9,753

Net loss ratio	29.3%	28.3%	29.3%	29.9%
Expense ratio	54.1	54.3	53.5	51.5

Combined ratio	83.4%	82.6%	82.8%	81.4%

Surety	$80,809	$79,548	$40,148	$39,531
Credit	20,594	19,072	9,891	12,340

Total net earned premium	$101,403	$98,620	$50,039	$51,871

Surety	25.3%	25.3%	25.2%	25.5%
Credit	44.9	40.7	45.8	43.9

Total net loss ratio	29.3%	28.3%	29.3%	29.9%

Surety	$86,962	$88,700	$45,257	$47,754
Credit	26,991	28,470	14,925	15,395

Total gross written premium	$113,953	$117,170	$60,182	$63,149

Surety	$82,743	$85,310	$42,985	$45,925
Credit	22,358	22,249	12,409	14,215

Total net written premium	$105,101	$107,559	$55,394	$60,140

Our U.S. Surety & Credit segment pretax earnings were flat year-over-year. The segment had minimal loss development in the first six months of 2011, compared to favorable development of $4.2 million in the same period of 2010. The favorable development related to revised loss estimates for large losses in our credit product line in 2009 and 2008, stemming from weak economic conditions in the world credit markets.

International Segment
The following tables summarize the operations of the International segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$168,164	$149,932	$90,717	$73,765
Other revenue	1,902	4,711	894	1,666

Segment revenue	170,066	154,643	91,611	75,431

Loss and loss adjustment expense, net	130,393	84,374	56,221	28,769
Other expense	64,020	59,905	32,355	30,745

Segment expense	194,413	144,279	88,576	59,514

Segment pretax income (loss)	$(24,347)	$10,364	$3,035	$15,917

Net loss ratio	77.5%	56.3%	62.0%	39.0%
Expense ratio	37.6	38.7	35.3	40.8

Combined ratio	115.1%	95.0%	97.3%	79.8%

Energy	$28,683	$26,789	$16,634	$10,602
Property Treaty	37,965	15,609	21,961	8,855
Liability	39,898	40,549	19,966	19,777
Surety & Credit	36,057	35,884	18,683	17,695
Other	25,561	31,101	13,473	16,836

Total net earned premium	$168,164	$149,932	$90,717	$73,765

Energy	59.8%	35.9%	44.5%	(27.0)%
Property Treaty	103.4	103.5	86.5	47.5
Liability	51.2	55.1	50.6	54.4
Surety & Credit	41.2	38.4	42.0	32.7
Other	151.3	72.2	88.2	64.7

Total net loss ratio	77.5%	56.3%	62.0%	39.0%

Energy	$96,381	$80,322	$80,078	$63,740
Property Treaty	104,115	55,095	32,296	17,465
Liability	48,071	49,037	23,953	21,090
Surety & Credit	47,189	40,245	20,516	18,940
Other	55,825	58,079	26,390	24,201

Total gross written premium	$351,581	$282,778	$183,233	$145,436

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Energy	$62,897	$47,465	$57,845	$37,623
Property Treaty	86,126	49,046	24,966	13,789
Liability	44,433	45,747	22,073	19,570
Surety & Credit	43,466	36,673	18,708	17,037
Other	38,000	42,188	18,890	18,072

Total net written premium	$274,922	$221,119	$142,482	$106,091

Our International segment’s pretax earnings were impacted by losses from world-wide catastrophic events in 2011 and 2010. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, the New Zealand earthquakes and the United States tornados in the first and second quarters of 2011, and from the Chile earthquake in the first quarter of 2010. The catastrophic events impacted our energy and property treaty product lines, as well as our property (direct and facultative) and accident and health product lines (both included in Other). We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced the segment’s 2011 net written and net earned premium. The following table summarizes the segment’s catastrophe losses, as well as the impact on key metrics in 2011 and 2010:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Loss and loss adjustment expense, after reinsurance	$60,672	$20,588	$18,300	$—
Reinstatement premium, net	11,608	—	4,515	—

Total net catastrophe losses	$72,280	$20,588	$22,815	$—

Impact of net catastrophe losses:
Net loss ratio (in percentage points)	38.7%	13.8%	22.2%	—%
Expense ratio (in percentage points)	2.4	—	1.6	—

Combined ratio	41.1%	13.8%	23.8%	—%

The increase in gross written, net written and net earned premium principally related to our new property treaty business, which we began to write in late 2009. In the second quarter of 2011, we wrote more energy business due to industry rate increases and expansion of our wind storm aggregates. Other revenue in 2010 included third party revenue earned by our reinsurance broker, which we sold in late 2009.
The energy, property treaty and Other net loss ratios reflect the catastrophe losses in the first six months of 2011 and 2010. The segment had $0.7 million of adverse loss development in the first six months of 2011, compared to $6.7 million of favorable development in the same period of 2010. The 2011 development included $4.4 million of adverse development primarily related to the 2010 catastrophic events, offset by $4.0 million of favorable development related to the 2008 hurricanes. The 2010 development primarily related to the 2008 hurricanes and generated a (27.0)% net loss ratio for our energy product in the second quarter of 2010.
The segment’s lower 2011 expense ratios primarily related to higher segment revenue in 2011 compared to 2010, as well as currency conversion expense in 2010.

Investing Segment
We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $5.6 billion of fixed income securities at June 30, 2011, compared to $5.2 billion at December 31, 2010. At June 30, 2011, 99% of our fixed income securities were investment grade, of which 82% were rated AAA or AA. The average long-term tax equivalent yield of our fixed income securities portfolio was 4.8% on June 30, 2011. The portfolio has a weighted-average life of 7.2 years and a weighted-average duration of 5.3 years.
The following tables summarize the investment results and key metrics related to our Investing segment.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Fixed income securities	$104,045	$99,080	$52,039	$50,481
Short-term investments	321	360	165	170
Other investments	2,030	2,042	1,388	534
Net realized investment gain	495	6,840	1,054	2,315
Other-than-temporary impairment credit losses	(3,479)	—	(350)	—
Investment expenses	(2,379)	(2,016)	(1,170)	(968)

Segment pretax earnings	$101,033	$106,306	$53,126	$52,532

Average investments, at cost	$5,608,268	$5,324,304	$5,636,180	$5,338,843
Average long-term yield *	3.9%	4.1%	3.9%	4.1%
Average long-term tax equivalent yield *	4.8%	5.0%	4.7%	5.0%
Average combined tax equivalent yield *	4.5%	4.5%	4.5%	4.5%
Weighted-average life of fixed income securities	7.2 years	6.5 years
Weighted-average duration of fixed income securities	5.3 years	4.8 years
Weighted-average combined duration	5.1 years	4.4 years
Average rating of fixed income securities	AA+	AA+

*	Excluding realized and unrealized gains and losses.
The ratings of our fixed income securities at June 30, 2011 were as follows:

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$2,544,250	47%	$61,787	35%
AA	1,959,246	36	29,284	17
A	784,080	14	81,639	47
BBB	116,436	2	1,283	1
BB and below	30,749	1	—	—

Total fixed income securities	$5,434,761	100%	$173,993	100%

This table summarizes our investments by type, substantially all of which were reported at fair value, at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
U.S. government and government agency securities	$370,352	6%	$337,260	6%
Fixed income securities of states, municipalities and political subdivisions	1,047,341	18	1,082,057	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,630,380	28	1,628,059	29
Corporate fixed income securities	823,130	14	683,690	12
Residential mortgage-backed securities	1,149,598	20	995,108	17
Commercial mortgage-backed securities	235,732	4	145,228	3
Asset-backed securities	40,738	1	12,566	—
Foreign government securities	311,483	5	309,140	5
Short-term investments	194,507	3	488,002	9
Other investments	31,942	1	5,985	—

Total investments	$5,835,203	100%	$5,687,095	100%

Our total investments increased $148.1 million in 2011, principally from operating cash flow. In the past twelve months, we substantially reduced our short-term investments, and re-invested the funds in long-term fixed income securities, in order to maximize our investment return.
The methodologies used to determine the fair value of our investments are described in Note 2, “Fair Value Measurements”, to the Consolidated Financial Statements. At June 30, 2011, the net unrealized gain on our available for sale fixed income securities portfolio was $194.0 million, compared to $116.4 million at March 31, 2011 and $134.6 million at December 31, 2010. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.
A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income securities was $16.4 million at June 30, 2011 and $35.6 million at December 31, 2010. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We recognized $3.5 million and $0.4 million of other-than-temporary impairment credit losses in the first six months and second quarter of 2011, and none in the same periods of 2010. For additional disclosures about these credit losses and a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see Note 3, “Investments” to the Consolidated Financial Statements and “Critical Accounting Policies — Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.
At June 30, 2011, we held $1.6 billion of special purpose revenue bonds, as well as $1.0 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA+ at June 30, 2011. Within our municipal bond portfolio, we held $232.7 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At June 30, 2011, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer — 25%, 2) education — 18%, 3) transportation — 16%, 4) special tax — 9% and 5) pre-refunded bonds — 7%.
Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA+ at June 30, 2011. Although recent economic conditions in the United States may reduce the source of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.
At June 30, 2011, we held a commercial MBS securities portfolio with a fair value of $235.7 million, an average rating of AA+ and an average loan-to-value ratio of 69%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.
At June 30, 2011, we held $174.0 million of fixed income securities that we designated as held to maturity. We maintain these securities, which are denominated in currencies other than the functional currency of the investing subsidiary, to hedge the currency conversion risk associated with insurance claims that we will pay in these securities. Effective in the first quarter of 2011, we discontinued designating new investment purchases as held to maturity securities and plan to designate future investment purchases as available for sale securities. Any unrealized currency conversion gains and losses on available for sale securities must be recorded in other comprehensive income within shareholders’ equity, rather than in net earnings. The pretax income statement impact related to this change in our investment management philosophy approximated $0.4 million in the first six months of 2011. This change will create greater volatility in our currency conversion benefit or expense in future periods. All currency conversion benefit or expense, except for the conversion gains and losses on available for sale securities, is recorded in Corporate & Other beginning in 2011.
Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized $0.5 million of net realized investment gain in the first six months of 2011, compared to $6.8 million gain in the same period of 2010.
Corporate & Other
The following table summarizes Corporate & Other activity.

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Net earned premium	$158	$1,155	$33	$350
Other revenue	84	858	113	157

Total revenue	242	2,013	146	507

Loss and loss adjustment expense	(260)	3,960	(30)	3,050
Other expense — Exited Lines	2,102	2,075	1,034	919
Other expense — Corporate	23,198	23,243	12,300	12,930
Interest expense	10,734	10,260	5,305	5,130

Total expense	35,774	39,538	18,609	22,029

Pretax loss	$(35,532)	$(37,525)	$(18,463)	$(21,522)

Our Corporate expenses not allocable to the segments were flat year-over-year, primarily due to a $2.0 million currency conversion benefit in the first six months of 2011, offset by higher information technology costs related to implementation of a new company-wide financial reporting system. Interest expense increased due to accelerated recognition of capitalized debt issuance costs in the first quarter of 2011 related to our previous Revolving Loan Facility, which we replaced in March 2011 (see further discussion below).
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $281.7 million of unrestricted cash and liquid short-term investments at June 30, 2011.

•	Our available for sale bond portfolio, of which $128.2 million was held directly by the parent company, had a fair value of $5.4 billion at June 30, 2011, compared to $5.0 billion at December 31, 2010, and has an average rating of AA+. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	In March 2011, we replaced our $575.0 million Revolving Loan Facility with a four-year $600.0 million Revolving Loan Facility that matures on March 8, 2015, of which $492.1 million of borrowing capacity remained at June 30, 2011.

•	Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 10.7% at June 30, 2011 and 8.3% December 31, 2010, with the increase related to our borrowings under the Revolving Loan Facility.

•	We have a $90.0 million Standby Letter of Credit Facility, which is used to guarantee our performance in two Lloyd’s of London syndicates, that expires on December 31, 2014.

•	Our domestic insurance subsidiaries have the ability to pay $183.6 million in dividends to the parent company in 2011 without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase our common stock and pay operating expenses.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
Capital Management
Revolving Loan Facility
On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. As of June 30, 2011, we had borrowed $95.0 million under the Facility to fund repurchases of our common stock. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The contractual interest rate on borrowings under the Facility at June 30, 2011 was 1.61%. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility further reduced our available borrowing capacity on the remaining Facility to $492.1 million at June 30, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at June 30, 2011.
Senior Notes
In 2009, we issued $300.0 million of 6.30% Senior Notes due 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains restrictive covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of these covenants at June 30, 2011.
Standby Letter of Credit Facility
In 2010, we entered into a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in two Lloyds’s of London syndicates. The Standby Facility expires on December 31, 2014. We pay an annual fee of 90 basis points. The Standby Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at June 30, 2011.

Share Repurchases
On March 10, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made opportunistically from time to time at prices approved by the Board of Directors, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. In the second quarter of 2011, we purchased $161.4 million, or 5.0 million shares, at an average cost of $32.06 per share. We purchased $201.7 million, or 6.3 million shares, at an average cost of $31.78 in the first six months of 2011.
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
Cash Flow
We receive substantial cash from premiums, reinsurance recoverables, surety collateral, outward commutations, proceeds from sales and redemptions of investments and investment income. Our principal cash outflows are for the payment of claims and loss adjustment expenses, premium payments to reinsurers, return of surety collateral, inward commutations, purchases of investments, debt service, policy acquisition costs, operating expenses, taxes, dividends and common stock purchases. Cash provided by operating activities can fluctuate due to timing differences in the collection of premium receivables, reinsurance recoverables and surety collateral; the payment of losses, premium payables and return of surety collateral; and the completion of commutations.
We generated cash from operations of $121.8 million and $139.3 million in the first six months of 2011 and 2010, respectively. The components of our net operating cash flows are summarized in the following table.

	Six months ended June 30,
	2011	2010
Net earnings	$116,468	$154,734
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(133,658)	(67,355)
Change in unearned premium, net	99,885	27,911
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	63,142	39,357
(Gain) loss on investments	2,984	(7,329)
Other, net	(27,037)	(7,992)

Cash provided by operating activities	$121,784	$139,326

Cash provided by operating activities was lower in 2011 than in 2010 primarily due to higher claims payments, activity related to surety collateral funds, and inward commutations completed in 2011. We paid $28.3 million more claims in 2011 compared to 2010, of which $5.0 million related to the 2011 catastrophic events, and had an $18.4 million net outflow of surety collateral funds. In 2011, we also paid $33.6 million to commute certain loss reserves in our Exited lines, which reduced our 2011 operating cash flow.

Recent Accounting Guidance
See Note 1, “General Information” to the Consolidated Financial Statements for a description of recently issued accounting guidance that will impact our consolidated financial statements in future periods.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2011.
(b) Changes in Internal Control over Financial Reporting
During the second quarter of 2011, we identified no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 10, 2011, the Board approved the purchase of up to $300.0 million of our common stock (the Plan). Purchases may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made opportunistically from time to time at prices approved by the Board of Directors, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.
During the second quarter of 2011, we purchased our common stock, as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
April 1 - April 30, 2011	1,104,602	$32.04	1,104,602	$224,393,344
May 1 - May 31, 2011	1,715,142	$32.41	1,715,142	$168,810,882
June 1 - June 30, 2011	2,215,514	$31.80	2,215,514	$98,353,320
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits

3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Secretary of State of Delaware on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2008).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 13, 2009).

10.1	Employment Agreement, dated April 27, 2011, between HCC Insurance Holdings, Inc. and Christopher J.B. Williams (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2011).

10.2	HCC Insurance Holdings, Inc. Nonqualified Deferred Compensation Plan for Christopher J.B. Williams, effective May 1, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 2, 2011).

10.3	Relocation Policy and Reimbursement Agreement, dated April 27, 2011, between HCC Insurance Holdings, Inc. and Christopher J.B. Williams (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 2, 2011).

12	Statement of Ratios

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32.1	Certification with Respect to Quarterly Report.

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc. (Registrant)
August 8, 2011	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

August 8, 2011	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer