Form 10-Q
period 2011-09-30
HCC INSURANCE HOLDINGS INC/DE/
filed 2011-11-07
CIK 888919

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the Quarterly Period Ended September 30, 2011.

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
On October 28, 2011, there were approximately 106.5 million shares of common stock outstanding.

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

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(unaudited, in thousands except per share data)

	September 30,	December 31,
	2011	2010
ASSETS

Investments
Fixed income securities — available for sale, at fair value (amortized cost: 2011 — $5,356,333; 2010 — $4,864,806)	$5,651,189	$4,999,440
Fixed income securities — held to maturity, at amortized cost (fair value: 2011 — $170,556; 2010 — $195,811)	168,614	193,668
Short-term investments, at cost, which approximates fair value	197,986	488,002
Other investments	34,297	5,985

Total investments	6,052,086	5,687,095

Cash	93,137	97,857
Restricted cash	227,562	148,547
Premium, claims and other receivables	677,641	635,867
Reinsurance recoverables	1,071,266	1,006,855
Ceded unearned premium	231,537	278,663
Ceded life and annuity benefits	56,868	58,409
Deferred policy acquisition costs	225,190	212,786
Goodwill	873,375	821,648
Other assets	133,326	116,355

Total assets	$9,641,988	$9,064,082

LIABILITIES

Loss and loss adjustment expense payable	$3,686,570	$3,471,858
Life and annuity policy benefits	56,868	58,409
Reinsurance, premium and claims payable	321,684	345,730
Unearned premium	1,071,340	1,045,877
Deferred ceding commissions	66,059	72,565
Notes payable	493,752	298,637
Accounts payable and accrued liabilities	678,576	474,574

Total liabilities	6,374,849	5,767,650

SHAREHOLDERS’ EQUITY

Common stock, $1.00 par value; 250,000 shares authorized (shares issued: 2011 — 122,661 and 2010 — 120,942; outstanding: 2011 — 106,511 and 2010 — 114,968)	122,661	120,942
Additional paid-in capital	998,585	954,332
Retained earnings	2,385,638	2,257,895
Accumulated other comprehensive income	202,018	97,186
Treasury stock, at cost (shares: 2011 — 16,150 and 2010 — 5,974)	(441,763)	(133,923)

Total shareholders’ equity	3,267,139	3,296,432

Total liabilities and shareholders’ equity	$9,641,988	$9,064,082

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Earnings
(unaudited, in thousands except per share data)

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
REVENUE

Net earned premium	$1,576,987	$1,532,138	$544,256	$516,166
Net investment income	158,782	150,603	54,765	51,137
Other operating income	23,625	35,035	8,829	7,888
Net realized investment gain	3,169	7,897	2,674	1,057
Other-than-temporary impairment credit losses	(3,479)	(300)	—	(300)

Total revenue	1,759,084	1,725,373	610,524	575,948

EXPENSE

Loss and loss adjustment expense, net	1,062,240	922,645	380,372	297,138
Policy acquisition costs, net	239,160	242,078	71,299	80,748
Other operating expense	198,511	189,953	70,451	60,770
Interest expense	16,597	15,907	5,610	5,280

Total expense	1,516,508	1,370,583	527,732	443,936

Earnings before income tax expense	242,576	354,790	82,792	132,012
Income tax expense	65,671	106,993	22,355	38,949

Net earnings	$176,905	$247,797	$60,437	$93,063

Earnings per common share

Basic	$1.58	$2.15	$0.56	$0.81

Diluted	$1.57	$2.15	$0.56	$0.81

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity
(unaudited, in thousands except per share data)

				Accumulated
		Additional		other		Total
	Common	paid-in	Retained	comprehensive	Treasury	shareholders’
	stock	capital	earnings	income	stock	equity
Balance at December 31, 2010	$120,942	$954,332	$2,257,895	$97,186	$(133,923)	$3,296,432

Comprehensive income

Net earnings	—	—	176,905	—	—	176,905

Other comprehensive income
Change in net unrealized gain on investments, net of tax	—	—	—	104,776	—	104,776
Other, net of tax	—	—	—	56	—	56

Total other comprehensive income						104,832

Comprehensive income						281,737

Issuance of 1,458 shares for exercise of options, including tax effect	1,458	34,787	—	—	—	36,245

Purchase of 10,176 common shares	—	—	—	—	(307,840)	(307,840)

Stock-based compensation	261	9,466	—	—	—	9,727

Cash dividends declared, $0.445 per share	—	—	(49,162)	—	—	(49,162)

Balance at September 30, 2011	$122,661	$998,585	$2,385,638	$202,018	$(441,763)	$3,267,139

See Notes to Consolidated Financial Statements.

HCC Insurance Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine months ended September 30,
	2011	2010
Operating activities
Net earnings	$176,905	$247,797
Adjustments to reconcile net earnings to net cash provided by operating activities:
Change in premium, claims and other receivables	(76,927)	(36,040)
Change in reinsurance recoverables	(56,510)	(32,474)
Change in ceded unearned premium	47,477	(15,368)
Change in loss and loss adjustment expense payable	196,046	76,829
Change in unearned premium	24,655	30,471
Change in reinsurance, premium and claims payable, excluding restricted cash	(34,052)	11,501
Change in accounts payable and accrued liabilities	5,082	12,593
Stock-based compensation expense	10,017	9,441
Depreciation and amortization expense	13,214	12,894
(Gain) loss on investments	310	(8,086)
Other, net	(18,258)	5,073

Cash provided by operating activities	287,959	314,631

Investing activities
Sales of available for sale fixed income securities	494,532	132,897
Maturity or call of available for sale fixed income securities	318,558	458,495
Maturity or call of held to maturity fixed income securities	24,950	25,187
Cost of available for sale fixed income securities acquired	(1,243,124)	(1,048,010)
Cost of held to maturity fixed income securities acquired	—	(115,215)
Cost of other investments acquired	(33,060)	—
Change in short-term investments	288,909	328,951
Payments for purchase of businesses, net of cash received	(1,892)	(36,348)
Proceeds from sale of subsidiaries and other investments	2,793	19,855
Other, net	(16,977)	(6,755)

Cash used by investing activities	(165,311)	(240,943)

Financing activities
Advances on line of credit	210,000	—
Payments on line of credit	(15,000)	—
Payments on convertible notes	—	(64,472)
Sale of common stock	36,245	18,639
Purchase of common stock	(303,311)	(11,444)
Dividends paid	(49,301)	(46,532)
Other, net	(6,001)	(1,126)

Cash used by financing activities	(127,368)	(104,935)

Net decrease in cash	(4,720)	(31,247)
Cash at beginning of year	97,857	129,460

Cash at end of period	$93,137	$98,213

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
Recently Issued Accounting Guidance
A new accounting standard clarifies the definition of acquisition costs incurred by an insurance company and limits capitalization to such costs directly related to renewing or acquiring new insurance contracts. All costs incurred for unsuccessful marketing or underwriting efforts, along with indirect costs, are to be expensed as incurred. We plan to adopt this guidance on January 1, 2012. The new guidance will have no impact on our cash flows, and we do not expect it to have a significant impact on either our expenses or our pretax earnings. However, our adoption of the new standard will result in a reduction of our deferred policy acquisition costs asset, an adjustment to deferred income taxes, and a corresponding decrease in consolidated shareholders’ equity. We expect to adopt the new standard retrospectively and estimate that the adjustment to our consolidated shareholders’ equity at adoption will be less than $20.0 million.
New accounting guidance provides a consistent definition of fair value and ensures that fair value measurements and required disclosures are similar between GAAP and International Financial Reporting Standards. The new guidance also expands required disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. We will apply the new guidance prospectively beginning January 1, 2012. We do not expect adoption of the new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
A new accounting standard changes the disclosure of comprehensive income. The new guidance permits entities to present total comprehensive income, net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The current option of reporting other comprehensive income and its components in the statement of changes in shareholders’ equity will be eliminated. This guidance is effective on January 1, 2012 and must be applied retrospectively. The consolidated financial statements included in our 2010 Form 10-K comply with the new guidance; however, our interim consolidated financial statements have been prepared using the disclosure option that is being eliminated. While the format of our interim consolidated financial statements will change beginning in the first quarter of 2012, this change will not impact our consolidated financial position, results of operations or cash flows.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
A new accounting standard simplifies how entities test goodwill for impairment. The new standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. Previous guidance required an entity to test goodwill for impairment, at least on an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the new rules, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The new rules are effective on January 1, 2012. Since we perform our annual goodwill impairment test as of June 30 each year, we will first have the option of using the qualitative approach at June 30, 2012. We do not expect application of the new guidance to have a material impact on our consolidated financial position, results of operations or cash flows.
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
We use independent pricing services to assist us in determining fair value for approximately 99% of our Level 2 investments. The pricing services provide a single price or quote per security. We use data provided by our third party investment manager to value the remaining Level 2 investments. To validate that these quoted and modeled prices are reasonable estimates of fair value, we perform various quantitative and qualitative procedures, including: 1) evaluation of the underlying methodologies, 2) analysis of recent sales activity, 3) analytical review of our fair values against current market prices and 4) comparison of the pricing services’ fair value to other pricing services’ fair value for the same investment. No markets for our investments were judged to be inactive at period end. Based on these procedures, we did not adjust the prices or quotes provided by our independent pricing services or third party investment manager as of September 30, 2011 or December 31, 2010.
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present our assets that were measured at fair value at September 30, 2011 and December 31, 2010. No liabilities were measured at fair value at either balance sheet date.

	Level 1	Level 2	Level 3	Total
September 30, 2011
Fixed income securities — available for sale
U.S. government and government agency securities	$185,530	$107,814	$—	$293,344
Fixed income securities of states, municipalities and political subdivisions	—	1,079,859	—	1,079,859
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,815,959	—	1,815,959
Corporate fixed income securities	—	813,450	156	813,606
Residential mortgage-backed securities	—	1,111,321	—	1,111,321
Commercial mortgage-backed securities	—	249,051	—	249,051
Asset-backed securities	—	33,555	1,062	34,617
Foreign government securities	—	253,432	—	253,432

Total fixed income securities — available for sale	185,530	5,464,441	1,218	5,651,189
Other investments	34,088	—	—	34,088
Other assets	—	—	1,373	1,373

Total assets measured at fair value	$219,618	$5,464,441	$2,591	$5,686,650

December 31, 2010
Fixed income securities — available for sale
U.S. government and government agency securities	$148,217	$176,050	$—	$324,267
Fixed income securities of states, municipalities and political subdivisions	—	1,082,057	—	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	—	1,628,059	—	1,628,059
Corporate fixed income securities	—	570,152	242	570,394
Residential mortgage-backed securities	—	995,108	—	995,108
Commercial mortgage-backed securities	—	145,228	—	145,228
Asset-backed securities	—	11,370	1,196	12,566
Foreign government securities	—	241,761	—	241,761

Total fixed income securities — available for sale	148,217	4,849,785	1,438	4,999,440
Other investments	5,575	—	—	5,575
Other assets	—	—	857	857

Total assets measured at fair value	$153,792	$4,849,785	$2,295	$5,005,872

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The following tables present the changes in fair value of our Level 3 assets.

	2011			2010
	Fixed			Fixed
	income	Other		income	Other
	securities	assets	Total	securities	assets	Total
Balance at beginning of year	$1,438	$857	$2,295	$4,262	$432	$4,694
Settlements	—	—	—	—	(8,342)	(8,342)
Sales	(144)	—	(144)	(100)	—	(100)
Gains and (losses) — unrealized	(11)	263	252	62	(141)	(79)
Gains and (losses) — realized	(2)	—	(2)	—	8,342	8,342

Balance at March 31	1,281	1,120	2,401	4,224	291	4,515
Sales	(55)	—	(55)	(395)	—	(395)
Gains and (losses) — unrealized	18	122	140	144	179	323

Balance at June 30	1,244	1,242	2,486	3,973	470	4,443
Sales	(43)	—	(43)	(77)	—	(77)
Gains and (losses) — unrealized	17	131	148	70	216	286
Transfers out of Level 3	—	—	—	(2,543)	—	(2,543)

Balance at September 30	$1,218	$1,373	$2,591	$1,423	$686	$2,109

Unrealized gains and losses on our Level 3 fixed income securities are reported in other comprehensive income within shareholders’ equity, and unrealized gains and losses on our Level 3 other assets are reported in other operating income. There were no transfers between Level 1, Level 2 or Level 3 in the first nine months of 2011. We transferred investments from Level 3 to Level 2 in 2010 because we were able to determine their fair value using inputs based on observable market data in the period transferred.
(3) Investments
Substantially all of our fixed income securities are investment grade. The cost or amortized cost, gross unrealized gain or loss, and fair value of our fixed income securities were as follows:

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
September 30, 2011
U.S. government and government agency securities	$281,758	$11,587	$(1)	$293,344
Fixed income securities of states, municipalities and political subdivisions	1,005,837	74,210	(188)	1,079,859
Special purpose revenue bonds of states, municipalities and political subdivisions	1,717,307	99,279	(627)	1,815,959
Corporate fixed income securities	785,733	34,635	(6,762)	813,606
Residential mortgage-backed securities	1,045,247	69,261	(3,187)	1,111,321
Commercial mortgage-backed securities	245,651	9,180	(5,780)	249,051
Asset-backed securities	34,489	179	(51)	34,617
Foreign government securities	240,311	13,268	(147)	253,432

Total fixed income securities — available for sale	$5,356,333	$311,599	$(16,743)	$5,651,189

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	Available for sale
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
December 31, 2010
U.S. government and government agency securities	$315,339	$9,097	$(169)	$324,267
Fixed income securities of states, municipalities and political subdivisions	1,050,969	38,825	(7,737)	1,082,057
Special purpose revenue bonds of states, municipalities and political subdivisions	1,614,554	34,764	(21,259)	1,628,059
Corporate fixed income securities	545,883	26,436	(1,925)	570,394
Residential mortgage-backed securities	958,404	40,949	(4,245)	995,108
Commercial mortgage-backed securities	136,746	8,518	(36)	145,228
Asset-backed securities	12,563	78	(75)	12,566
Foreign government securities	230,348	11,537	(124)	241,761

Total fixed income securities — available for sale	$4,864,806	$170,204	$(35,570)	$4,999,440

	Held to maturity
	Cost or	Gross	Gross
	amortized	unrealized	unrealized
	cost	gain	loss	Fair value
September 30, 2011
U.S. government securities	$6,998	$112	$—	$7,110
Corporate fixed income securities	113,015	1,552	(569)	113,998
Foreign government securities	48,601	896	(49)	49,448

Total fixed income securities — held to maturity	$168,614	$2,560	$(618)	$170,556

December 31, 2010
U.S. government securities	$12,993	$264	$—	$13,257
Corporate fixed income securities	113,296	1,205	(277)	114,224
Foreign government securities	67,379	995	(44)	68,330

Total fixed income securities — held to maturity	$193,668	$2,464	$(321)	$195,811

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

	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
September 30, 2011
U.S. government and government agency securities	$2,250	$(1)	$—	$—	$2,250	$(1)
Fixed income securities of states, municipalities and political subdivisions	15,360	(119)	1,476	(69)	16,836	(188)
Special purpose revenue bonds of states, municipalities and political subdivisions	73,022	(441)	29,074	(186)	102,096	(627)
Corporate fixed income securities	192,727	(6,322)	16,964	(440)	209,691	(6,762)
Residential mortgage-backed securities	50,867	(2,180)	8,031	(1,007)	58,898	(3,187)
Commercial mortgage-backed securities	94,516	(5,780)	—	—	94,516	(5,780)
Asset-backed securities	17,816	(51)	—	—	17,816	(51)
Foreign government securities	6,602	(147)	—	—	6,602	(147)

Total	$453,160	$(15,041)	$55,545	$(1,702)	$508,705	$(16,743)

December 31, 2010
U.S. government and government agency securities	$20,976	$(169)	$—	$—	$20,976	$(169)
Fixed income securities of states, municipalities and political subdivisions	228,228	(7,621)	2,279	(116)	230,507	(7,737)
Special purpose revenue bonds of states, municipalities and political subdivisions	689,190	(21,156)	6,344	(103)	695,534	(21,259)
Corporate fixed income securities	66,029	(1,925)	—	—	66,029	(1,925)
Residential mortgage-backed securities	123,782	(3,081)	22,152	(1,164)	145,934	(4,245)
Commercial mortgage-backed securities	—	—	3,084	(36)	3,084	(36)
Asset-backed securities	9,174	(75)	—	—	9,174	(75)
Foreign government securities	10,699	(124)	—	—	10,699	(124)

Total	$1,148,078	$(34,151)	$33,859	$(1,419)	$1,181,937	$(35,570)

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Our other-than-temporary impairment losses were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Total other-than-temporary impairment loss	$(4,677)	$(316)	$—	$(316)
Portion recognized in other comprehensive income	1,198	16	—	16

Net other-than-temporary impairment loss recognized in earnings	$(3,479)	$(300)	$—	$(300)

We have recognized credit losses on certain impaired fixed income securities, for which each security also had an impairment loss recorded in other comprehensive income. The rollforward of these credit losses was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$4,273	$3,848	$3,847	$3,848
Credit losses recognized in earnings
Securities previously impaired	1,597	300	—	300
Securities previously not impaired	1,882	—	—	—
Securities sold	(3,905)	—	—	—

Balance at September 30	$3,847	$4,148	$3,847	$4,148

We had $1.2 million of after-tax other-than-temporary impairment losses, related to mortgage-backed securities, included in accumulated other comprehensive income within shareholders’ equity at September 30, 2011. This amount includes the after-tax unrealized gains and losses on these impaired securities resulting from changes in their fair value subsequent to their initial other-than-temporary impairment measurement dates.
We do not consider the $16.7 million of gross unrealized losses in our fixed income securities portfolio at September 30, 2011 to be other-than-temporary impairments because: 1) we received substantially all contractual interest and principal payments on these securities as of September 30, 2011, 2) we do not intend to sell the securities, 3) it is more likely than not that we will not be required to sell the securities before recovery of their amortized cost bases and 4) the unrealized loss relates to non-credit factors, such as interest rate changes and market conditions.
The amortized cost and fair value of our fixed income securities at September 30, 2011, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. The weighted-average life of our mortgage-backed and asset-backed securities was 4.3 years at September 30, 2011.

	Available for sale		Held to maturity
	Cost or
	amortized cost	Fair value	Amortized cost	Fair value
Due in 1 year or less	$247,391	$251,201	$56,204	$56,501
Due after 1 year through 5 years	1,084,679	1,135,759	111,560	113,123
Due after 5 years through 10 years	1,080,746	1,161,310	850	932
Due after 10 years through 15 years	740,889	791,922	—	—
Due after 15 years	877,241	916,008	—	—

Securities with fixed maturities	4,030,946	4,256,200	168,614	170,556
Mortgage-backed and asset-backed securities	1,325,387	1,394,989	—	—

Total fixed income securities	$5,356,333	$5,651,189	$168,614	$170,556

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The sources of net investment income were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$158,941	$150,001	$54,896	$50,921
Short-term investments	420	631	99	271
Other	2,992	3,053	962	1,011

Total investment income	162,353	153,685	55,957	52,203
Investment expense	(3,571)	(3,082)	(1,192)	(1,066)

Net investment income	$158,782	$150,603	$54,765	$51,137

Realized pretax gains (losses) on the sale of investments, which exclude other-than-temporary impairment credit losses, were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Fixed income securities
Gains	$8,532	$8,875	$4,217	$1,282
Losses	(5,359)	(824)	(1,545)	(225)

Net fixed income securities	$3,173	$8,051	$2,672	$1,057

Other investments
Gains	$6	$2	$2	$—
Losses	(10)	(156)	—	—

Net other investments	$(4)	$(154)	$2	$—

Total
Gains	$8,538	$8,877	$4,219	$1,282
Losses	(5,369)	(980)	(1,545)	(225)

Net realized investment gain	$3,169	$7,897	$2,674	$1,057

(4)	Goodwill
The goodwill balances by reportable segment and the changes in goodwill are shown in the table below.

	U.S. Property	Professional	Accident &	U.S. Surety
	& Casualty	Liability	Health	& Credit	International	Total
Balance at beginning of year	$223,000	$249,820	$144,128	$79,700	$125,000	$821,648
Earnout and other	—	51,727	—	—	—	51,727

Balance at September 30, 2011	$223,000	$301,547	$144,128	$79,700	$125,000	$873,375

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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As a result, we increased goodwill by $20.0 million as of March 31, 2011. In September 2011, we increased goodwill by $31.3 million for additional earnout earned and accrued in the quarter.
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

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Direct written premium	$1,724,869	$1,697,054	$555,427	$565,417
Reinsurance assumed	295,268	257,676	73,420	75,239
Reinsurance ceded	(359,046)	(415,239)	(116,513)	(146,218)

Net written premium	$1,661,091	$1,539,491	$512,334	$494,438

Direct earned premium	$1,728,082	$1,714,252	$574,571	$575,216
Reinsurance assumed	255,293	217,621	96,799	76,473
Reinsurance ceded	(406,388)	(399,735)	(127,114)	(135,523)

Net earned premium	$1,576,987	$1,532,138	$544,256	$516,166

Direct loss and loss adjustment expense	$1,197,225	$1,059,094	$410,573	$340,225
Reinsurance assumed	186,805	131,202	44,600	25,413
Reinsurance ceded	(321,790)	(267,651)	(74,801)	(68,500)

Net loss and loss adjustment expense	$1,062,240	$922,645	$380,372	$297,138

Policy acquisition costs	$338,625	$330,174	$114,778	$111,216
Ceding commissions	(99,465)	(88,096)	(43,479)	(30,468)

Net policy acquisition costs	$239,160	$242,078	$71,299	$80,748

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
The table below shows the components of our reinsurance recoverables in our consolidated balance sheets.

	September 30,	December 31,
	2011	2010
Reinsurance recoverable on paid losses	$55,778	$75,262
Reinsurance recoverable on outstanding losses	475,671	452,882
Reinsurance recoverable on incurred but not reported losses	542,049	481,204
Reserve for uncollectible reinsurance	(2,232)	(2,493)

Total reinsurance recoverables	$1,071,266	$1,006,855

At each quarter end, we review our financial exposure to the reinsurance market based on our individual reinsurance recoverable balances as of the prior quarter-end. We take actions to collect outstanding balances or to mitigate our exposure to possible loss, including offsetting past due amounts against letters of credit and other payables. There was no material change in recoverables on paid losses that were outstanding for over 90 days as of September 30, 2011 compared to December 31, 2010. We have a reserve for potentially uncollectible amounts as follows:

	Nine months ended September 30,
	2011	2010
Balance at beginning of year	$2,493	$2,945
Provision expense (recovery)	(261)	—

Balance at September 30	$2,232	$2,945

If we collect cash from or resolve a dispute with the reinsurer, we reduce the allowance account. While we believe the reserve is adequate based on information currently available, market conditions may change or additional information might be obtained that may require us to change the reserve in the future.
Reinsurers not authorized by the respective states of domicile of our U.S. domiciled insurance companies are required to collateralize reinsurance obligations due to us. The table below shows the amounts of letters of credit and cash deposits held by us as collateral, plus other credits available for potential offset at September 30, 2011 and December 31, 2010.

	September 30,	December 31,
	2011	2010
Payables to reinsurers	$230,503	$243,990
Letters of credit	135,299	145,914
Cash deposits	91,380	81,966

Total credits	$457,182	$471,870

The tables below show the calculation of net reserves, net unearned premium and net deferred policy acquisition costs.

	September 30,	December 31,
	2011	2010
Loss and loss adjustment expense payable	$3,686,570	$3,471,858
Reinsurance recoverable on outstanding losses	(475,671)	(452,882)
Reinsurance recoverable on incurred but not reported losses	(542,049)	(481,204)

Net reserves	$2,668,850	$2,537,772

Unearned premium	$1,071,340	$1,045,877
Ceded unearned premium	(231,537)	(278,663)

Net unearned premium	$839,803	$767,214

Deferred policy acquisition costs	$225,190	$212,786
Deferred ceding commissions	(66,059)	(72,565)

Net deferred policy acquisition costs	$159,131	$140,221

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
(6) Notes Payable
Notes payable were as follows:

	September 30,	December 31,
	2011	2010
6.30% Senior Notes	$298,752	$298,637
$600.0 million Revolving Loan Facility	195,000	—

Total notes payable	$493,752	$298,637

On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The contractual interest rate on borrowings under the Facility at September 30, 2011 was 1.63%. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility further reduced our available borrowing capacity on the remaining Facility to $392.2 million at September 30, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%.
We were in compliance with debt covenants related to our Senior Notes, the Facility, and a Standby Letter of Credit Facility at September 30, 2011.
(7) Earnings Per Share
The following table details the numerator and denominator used in our earnings per share calculations.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earnings	$176,905	$247,797	$60,437	$93,063
Less: net earnings attributable to unvested restricted stock awards and restricted stock units	(2,551)	(2,746)	(950)	(1,067)

Net earnings available to common stock	$174,354	$245,051	$59,487	$91,996

Weighted-average common shares outstanding	110,665	113,872	106,919	114,002
Dilutive effect of outstanding options (determined using treasury stock method)	245	254	129	156

Weighted-average common shares and potential common shares outstanding	110,910	114,126	107,048	114,158

Anti-dilutive stock options not included in treasury stock method computation	2,279	4,431	2,744	4,978

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

		Weighted-average
	Number	grant date	Aggregate	Vesting
	of shares	fair value	fair value	period
Common stock	28	$32.54	$920	—
Restricted stock awards	337	30.74	10,345	3-5 years
Restricted stock units	65	30.25	1,952	4 years
Stock options	291	8.42	2,450	1-5 years
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

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
In addition to our segments, we include a Corporate & Other category to reconcile segment results to consolidated totals. The Corporate & Other category includes corporate operating expenses not allocable to the segments, interest expense on long-term debt, and underwriting results of our Exited Lines. Our Exited Lines include these six product lines that we no longer write and do not expect to write in the future: 1) accident and health business managed by our underwriting agency, LDG Reinsurance, 2) workers’ compensation, 3) provider excess, 4) Spanish medical malpractice, 5) U.K. motor and 6) film completion bonds.
The following tables present information by business segment.

	U.S. Property &	Professional	Accident	U.S. Surety			Corporate
	Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated
Nine months ended September 30, 2011

Net earned premium	$245,121	$307,240	$603,656	$153,309	$267,458	$—	$203	$1,576,987
Other revenue	16,556	358	3,471	955	2,791	158,472	(506)	182,097

Segment revenue	261,677	307,598	607,127	154,264	270,249	158,472	(303)	1,759,084

Loss and LAE	148,783	257,632	438,883	42,351	175,635	—	(1,044)	1,062,240
Other expense	82,202	40,055	92,882	82,909	99,754	—	56,466	454,268

Segment expense	230,985	297,687	531,765	125,260	275,389	—	55,422	1,516,508

Segment pretax earnings (loss)	$30,692	$9,911	$75,362	$29,004	$(5,140)	$158,472	$(55,725)	$242,576

Nine months ended September 30, 2010

Net earned premium	$258,427	$321,849	$567,739	$148,427	$234,471	$—	$1,225	$1,532,138
Other revenue	24,128	458	2,830	455	6,177	158,200	987	193,235

Segment revenue	282,555	322,307	570,569	148,882	240,648	158,200	2,212	1,725,373

Loss and LAE	164,684	196,154	412,438	38,157	107,601	—	3,611	922,645
Other expense	75,890	57,171	89,967	81,699	89,559	—	53,652	447,938

Segment expense	240,574	253,325	502,405	119,856	197,160	—	57,263	1,370,583

Segment pretax earnings (loss)	$41,981	$68,982	$68,164	$29,026	$43,488	$158,200	$(55,051)	$354,790

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)

	U.S. Property &	Professional	Accident	U.S. Surety			Corporate
	Casualty	Liability	& Health	& Credit	International	Investing	& Other	Consolidated
Three months ended September 30, 2011

Net earned premium	$85,946	$104,066	$202,999	$51,906	$99,294	$—	$45	$544,256
Other revenue	6,890	109	1,277	254	889	57,439	(590)	66,268

Segment revenue	92,836	104,175	204,276	52,160	100,183	57,439	(545)	610,524

Loss and LAE	56,355	119,617	147,278	12,664	45,242	—	(784)	380,372
Other expense	26,627	6,023	30,887	27,657	35,734	—	20,432	147,360

Segment expense	82,982	125,640	178,165	40,321	80,976	—	19,648	527,732

Segment pretax earnings (loss)	$9,854	$(21,465)	$26,111	$11,839	$19,207	$57,439	$(20,193)	$82,792

Three months ended September 30, 2010

Net earned premium	$84,802	$103,696	$193,252	$49,807	$84,539	$—	$70	$516,166
Other revenue	5,033	20	1,113	127	1,466	51,894	129	59,782

Segment revenue	89,835	103,716	194,365	49,934	86,005	51,894	199	575,948

Loss and LAE	61,883	63,212	138,869	10,296	23,227	—	(349)	297,138
Other expense	21,289	18,866	30,908	28,007	29,654	—	18,074	146,798

Segment expense	83,172	82,078	169,777	38,303	52,881	—	17,725	443,936

Segment pretax earnings (loss)	$6,663	$21,638	$24,588	$11,631	$33,124	$51,894	$(17,526)	$132,012

The Professional Liability segment’s 2011 pretax earnings were impacted by the combined effect of net adverse loss development incurred by the segment and an increase in the 2011 accident year loss ratio for the diversified financial products line of business, which is included in the Professional Liability segment. The combined impact reduced pretax earnings by $75.1 million in the first nine months and $58.1 million in the third quarter of 2011. Catastrophe losses reduced the International segment’s pretax earnings by $101.7 million and $29.4 million in the first nine months and third quarter of 2011, respectively, and $15.6 million in the first nine months of 2010.
(10) Commitments and Contingencies
Catastrophe Exposure
We have exposure to catastrophe losses caused by natural perils (such as hurricanes, earthquakes, floods, tsunamis and tornados), as well as from man-made events (such as terrorist attacks). The incidence, timing and severity of catastrophe losses are unpredictable. We assess our exposures in areas most vulnerable to natural catastrophes and apply procedures to ascertain our probable maximum loss from a single event. We maintain reinsurance protection that we believe is sufficient to limit our exposure to a foreseeable event. In 2011, we recognized gross losses of $168.0 million from catastrophic events primarily in Japan, New Zealand, the United States and Denmark. After reinsurance and reinstatement premium, our pretax loss was $107.9 million. In 2010, we recognized gross losses from catastrophic events, primarily the Chilean earthquake, of $26.9 million. After reinsurance, our pretax loss was $15.6 million.

HCC Insurance Holdings, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(unaudited, tables in thousands except per share data)
Litigation
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Indemnifications
In conjunction with the sales of business assets and subsidiaries, we have provided indemnifications to the buyers. Certain indemnifications cover typical representations and warranties related to our responsibilities to perform under the sales contracts. Under other indemnifications, we agree to reimburse the purchasers for taxes or ERISA-related amounts, if any, assessed after the sale date but related to pre-sale activities. We cannot quantify the maximum potential exposure covered by all of our indemnifications because the indemnifications cover a variety of matters, operations and scenarios. Certain of these indemnifications have no time limit. For those with a time limit, the longest such indemnification expires in 2025. We accrue a loss when a valid claim is made by a purchaser and we believe we have potential exposure. At September 30, 2011, we have recorded a liability of $9.0 million and have provided a $3.0 million escrow account and $5.2 million of letters of credit to cover our obligations or anticipated payments under these indemnifications.
(11) Supplemental Information
Supplemental information was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Income taxes paid	$88,973	$101,164	$31,366	$34,949
Interest paid	12,937	9,714	785	151
Cash paid for commutations	37,849	—	4,210	—
Comprehensive income	281,737	337,068	116,568	154,317

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the related Notes as of December 31, 2010 and September 30, 2011.
Overview
We are a specialty insurance group with offices in the United States, the United Kingdom, Spain and Ireland, transacting business in approximately 180 countries. Our shares trade on the New York Stock Exchange and closed at $27.35 on October 28, 2011, resulting in market capitalization of $2.9 billion.
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
Key facts about our consolidated group as of and for the nine months and quarter ended September 30, 2011 were as follows:
•	Our common shares closed at $27.05 per share.

•	We had consolidated shareholders’ equity of $3.3 billion, with a book value per share of $30.67.

•	We generated year-to-date net earnings of $176.9 million, or $1.57 per diluted share. Our third quarter earnings were $60.4 million, or $0.56 per diluted share.

•	We produced revenue of $1.8 billion and $610.5 million in the first nine months and third quarter, respectively.

•	In the first nine months, we recognized gross losses of $168.0 million and net losses, after reinsurance and reinstatement premium, of $107.9 million from catastrophes primarily in Japan, New Zealand, the United States and Denmark, mainly in our International segment. The third quarter included net catastrophe losses of $34.6 million.

•	Our year-to-date net loss ratio, including the 2011 catastrophe losses, was 67.4% and our combined ratio was 92.2%. The catastrophe losses increased the net loss ratio by 6.5 percentage points and the combined ratio by 6.7 percentage points.

•	We recorded net adverse (favorable) loss development of $21.6 million and $(0.6) million in the first nine months and third quarter, respectively. We also recognized an additional $28.2 million of losses in the third quarter related to the 2011 accident year, virtually all of which related to the diversified financial products line of business in our Professional Liability segment.

•	In the third quarter, we recognized $13.0 million of profit commissions due from reinsurers related to the U.S. D&O and International D&O lines of business.

•	In the third quarter, we borrowed an additional $100.0 million against our new four-year $600.0 million Revolving Loan Facility, primarily to fund share repurchases.

•	We purchased $307.8 million, or 10.2 million shares, of our common stock at an average cost of $30.25 per share in the first nine months of 2011.

•	We declared dividends of $0.445 per share and paid $49.3 million of dividends in the first nine months of 2011.
Comparisons in the following sections refer to the first nine months of 2011 compared to the same period of 2010, unless otherwise noted. Amounts in tables are in thousands, except for earnings per share, percentages, ratios and number of employees.
Results of Operations
Our results and key metrics for the nine months and quarter ended September 30, 2011 and 2010 were as follows:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earnings	$176,905	$247,797	$60,437	$93,063

Earnings per diluted share	$1.57	$2.15	$0.56	$0.81

Net loss ratio	67.4%	60.2%	69.9%	57.6%
Expense ratio	24.8	25.2	22.9	24.6

Combined ratio	92.2%	85.4%	92.8%	82.2%

Our 2011 and 2010 results include the impact of world-wide catastrophic events. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, New Zealand earthquakes, the United States tornados and Hurricane Irene, and the Denmark storms in 2011 and the Chile earthquake in 2010. We reinsure a portion of our exposure to such catastrophic events, although we incur some additional cost for reinstatement premium to continue our reinsurance coverage for future loss events. The following table summarizes our catastrophe losses, as well as the impact on our net earnings and key metrics in 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Gross losses	$167,968	$26,900	$47,709	$(5,000)
Net losses, after reinsurance and reinstatement premium	$107,915	$15,588	$34,587	$(5,000)
Impact of net catastrophe losses on:
Net earnings per diluted share	$(0.63)	$(0.09)	$(0.21)	$0.03
Net loss ratio (percentage points)	6.5%	1.0%	6.2%	(0.9)%
Combined ratio (percentage points)	6.7%	1.0%	6.3%	(0.9)%
Our third quarter 2011 catastrophe losses primarily related to Hurricane Irene in the United States. These catastrophe losses were incurred in our U.S. Property and Casualty and International segments. In the third quarter of 2010, we released $5.0 million of reserves related to the first quarter 2010 catastrophic events, based on revised information related to our ultimate loss exposures.
In addition to the catastrophe losses, we increased our loss reserves by $27.5 million in the third quarter of 2011 to reflect the impact of net favorable prior year loss development and additional accident year 2011 losses. The following table summarizes the impact of these items on our pretax earnings in 2011, compared to 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Adverse (favorable) loss development in:
Diversified financial products line of business	$104,159	$—	$87,395	$—
All other lines of business	(82,536)	1,259	(88,038)	(907)

Total adverse (favorable) loss development	21,623	1,259	(643)	(907)
Accident year 2011 additional losses	28,180	—	28,180	—

Decrease (increase) in pretax earnings	$49,803	$1,259	$27,537	$(907)

In the third quarter of 2011, we experienced $87.4 million of adverse loss development in the diversified financial products line of business in our Professional Liability segment. In the same quarter, we increased certain ultimate loss ratios for accident year 2011, primarily for the diversified financial products line of business, which generated $28.2 million of additional losses. The adverse loss development was offset by $88.0 million of net favorable loss development, primarily in the U.S. D&O and International D&O lines of business in our Professional Liability segment and in the U.K. professional liability line of business in our International segment. See the “Segment Operations” section below for further discussion of loss activity within each segment. We also recognized $13.0 million of profit commissions due from reinsurers in the U.S. D&O and International D&O lines of business in the third quarter of 2011.
Revenue
Total revenue increased $33.7 million in the first nine months of 2011, compared to the same period in 2010, primarily due to higher net earned premium and net investment income, offset by lower other operating income and net realized investment gains.
Gross written premium, net written premium and net earned premium are detailed below by segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
U.S. Property & Casualty	$409,733	$415,139	$144,222	$146,010
Professional Liability	392,903	414,436	130,631	144,920
Accident & Health	600,584	567,785	202,761	194,377
U.S. Surety & Credit	169,368	173,142	55,415	55,972
International	447,355	381,975	95,774	99,197
Exited Lines	194	2,253	44	180

Total gross written premium	$2,020,137	$1,954,730	$628,847	$640,656

U.S. Property & Casualty	$273,212	$247,717	$92,776	$84,250
Professional Liability	287,494	277,956	96,846	99,131
Accident & Health	600,143	567,520	202,643	194,301
U.S. Surety & Credit	155,761	159,626	50,660	52,067
International	344,286	285,763	69,364	64,644
Exited Lines	195	909	45	45

Total net written premium	$1,661,091	$1,539,491	$512,334	$494,438

U.S. Property & Casualty	$245,121	$258,427	$85,946	$84,802
Professional Liability	307,240	321,849	104,066	103,696
Accident & Health	603,656	567,739	202,999	193,252
U.S. Surety & Credit	153,309	148,427	51,906	49,807
International	267,458	234,471	99,294	84,539
Exited Lines	203	1,225	45	70

Total net earned premium	$1,576,987	$1,532,138	$544,256	$516,166

Related to the 2011 catastrophe losses, we recorded a net $14.0 million of reinstatement premium ($15.6 million ceded net of $1.6 million assumed) for continued reinsurance coverage, which reduced the International segment’s 2011 net written and net earned premium. Growth in written premium occurred primarily in the International segment, directly related to our property treaty business, and in the Accident & Health segment related to our medical stop-loss product. See the “Segment Operations” section below for further discussion of the changes in premium revenue within each segment.
Net investment income, which is included in our Investing segment, increased 5% year-over-year primarily due to higher income from fixed income securities, generated from an increased amount of investments. Our fixed income securities portfolio increased 9% from $5.4 billion at September 30, 2010 to $5.8 billion at September 30, 2011. The growth in fixed income securities resulted primarily from cash flow from operations and long-term investment of short-term funds.
The sources of net investment income are detailed below.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Fixed income securities
Taxable	$84,228	$82,416	$30,009	$27,613
Exempt from U.S. income taxes	74,713	67,585	24,887	23,308

Total fixed income securities	158,941	150,001	54,896	50,921
Short-term investments	420	631	99	271
Other	2,992	3,053	962	1,011

Total investment income	162,353	153,685	55,957	52,203
Investment expense	(3,571)	(3,082)	(1,192)	(1,066)

Net investment income	$158,782	$150,603	$54,765	$51,137

The following table details the components of our other operating income.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Fee and commission income	$18,658	$21,465	$7,391	$6,311
Financial instruments	516	8,595	131	216
Other	4,451	4,975	1,307	1,361

Other operating income	$23,625	$35,035	$8,829	$7,888

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

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
U.S. Property & Casualty	$148,783	$164,684	$56,355	$61,883
Professional Liability	257,632	196,154	119,617	63,212
Accident & Health	438,883	412,438	147,278	138,869
U.S. Surety & Credit	42,351	38,157	12,664	10,296
International	175,635	107,601	45,242	23,227
Exited Lines	(1,044)	3,611	(784)	(349)

Net loss and loss adjustment expense	$1,062,240	$922,645	$380,372	$297,138

Adverse (favorable) loss development:
U.S. Property & Casualty	$(4,613)	$9,751	$(7,163)	$4,427
Professional Liability	48,137	2,202	31,153	(22)
Accident & Health	2,540	2,642	230	186
U.S. Surety & Credit	(2,767)	(7,853)	(2,786)	(3,654)
International	(20,623)	(8,415)	(21,287)	(1,724)
Exited Lines	(1,051)	2,932	(790)	(120)

Total adverse (favorable) loss development	21,623	1,259	(643)	(907)
Catastrophe losses	93,907	15,588	32,187	(5,000)
All other net loss and loss adjustment expense	946,710	905,798	348,828	303,045

Net loss and loss adjustment expense	$1,062,240	$922,645	$380,372	$297,138

U.S. Property & Casualty	60.7%	63.7%	65.6%	73.0%
Professional Liability	83.9	60.9	114.9	61.0
Accident & Health	72.7	72.6	72.6	71.9
U.S. Surety & Credit	27.6	25.7	24.4	20.7
International	65.7	45.9	45.6	27.5

Consolidated net loss ratio	67.4%	60.2%	69.9%	57.6%

Consolidated accident year net loss ratio	66.0%	60.0%	70.0%	57.7%

Loss development represents an increase or decrease in estimates of ultimate losses related to prior accident years. Deficiencies and redundancies in ultimate loss estimates occur as we review our loss exposure with our actuaries, increasing or reducing estimates of our ultimate losses as a result of such reviews and as losses are finally settled or claims exposures change. We recognized adverse (favorable) loss development of $21.6 million and $1.3 million in the first nine months of 2011 and 2010, respectively, and $(0.6) million and $(0.9) million in the third quarter of 2011 and 2010, respectively. In the third quarter of 2011, we increased reserves for our diversified financial products line of business, included in the Professional Liability segment, by $114.7 million, which includes $87.4 million related to prior years, due to revised assumptions with respect to claims frequency and severity in the 2009 — 2011 accident years. This adverse development was offset by net favorable development of $88.0 million, primarily in our U.S. D&O and International D&O lines of business in our Professional Liability segment and in the U.K. professional liability line of business in our International segment. The favorable development in these lines of business related to lower than expected reported loss development for accident years 2002 — 2005 for the D&O lines of business and primarily for accident years 2004 — 2009 for the U.K. professional liability line of business. See the “Segment Operations” section below for further discussion of the changes in our net loss and loss adjustment expense and net loss ratios within each segment. Our consolidated accident year net loss ratio was higher in 2011, primarily due to the higher amount of catastrophe losses and $28.2 million of additional losses related to our third-quarter increase in certain ultimate loss ratios for accident year 2011, primarily related to the diversified financial products line of business.
The table below provides a reconciliation of our consolidated reserves for loss and loss adjustment expense payable, net of reinsurance ceded, the amount of our paid claims, and our net paid loss ratio.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net reserves for loss and loss adjustment expense payable at beginning of period	$2,537,772	$2,555,840	$2,612,945	$2,568,317
Net reserve additions from acquired businesses	645	8,110	—	—
Foreign currency adjustment	5,364	(11,677)	(22,622)	36,109
Net loss and loss adjustment expense	1,062,240	922,645	380,372	297,138
Net loss and loss adjustment expense payments	(937,171)	(872,838)	(301,845)	(299,484)

Net reserves for loss and loss adjustment expense
payable at end of period	$2,668,850	$2,602,080	$2,668,850	$2,602,080

Net paid loss ratio	59.4%	57.0%	55.5%	58.0%

The net paid loss ratio was higher year-to-date in 2011 primarily due to higher claims payments for our directors’ and officers’ (D&O) lines of businesses and our property treaty and property (direct and facultative) product lines, including $20.2 million related to the 2011 catastrophic events. These increases were partially offset by lower claims payments for our medical stop-loss and aviation businesses, as well as higher subrogation received related to our U.S. credit line of business. In addition, in 2011 we commuted certain loss reserves included in our Exited Lines for $37.8 million. These commutations increased our year-to-date net paid loss ratio by 2.4 percentage points. The amount of claims paid fluctuates period to period due to our mix of business and the timing of claims settlement and catastrophic events.
Our gross loss ratio was 69.8% and 61.6% in the first nine months of 2011 and 2010, respectively, and 67.8% and 56.1% in the third quarter of 2011 and 2010, respectively. The 2011 catastrophe losses increased our reported gross loss ratios by 8.4 percentage points in the first nine months and 7.0 percentage points in the third quarter of 2011, while the 2010 catastrophe losses increased our reported gross loss ratio by 1.4 percentage points in the first nine months of 2010.
Policy Acquisition Costs
Our policy acquisition cost percentage was 15.2% and 15.8% in the first nine months of 2011 and 2010, respectively, and 13.1% and 15.6% in the third quarter of 2011 and 2010, respectively. The 2011 year-to-date policy acquisition cost percentage was reduced 0.9 percentage points due to $15.3 million of profit commissions due from reinsurers (recorded as an offset to policy acquisition costs) and increased 0.2 percentage points due to $14.0 million of reinstatement premium (recorded as a reduction of net earned premium). The 2011 third quarter policy acquisition cost percentage was reduced 2.8 percentage points due to $15.3 million of profit commissions due from reinsurers and increased 0.1 percentage points due to $2.4 million of reinstatement premium. Profit commissions and reinstatement premium had minimal impact on the 2010 policy acquisition cost percentage. The remaining increase in our policy acquisition cost percentage primarily related to higher average commission and premium tax expense in 2011 due to changes in the mix of business.
Other Operating Expense
Other operating expense increased 5% year-over-year and 16% quarter-over-quarter in 2011, primarily due to the combined effect of higher salary, employee benefits and information technology expense in 2011, fluctuations in foreign currency rates period-over-period, and certain non-recurring costs in 2010. We recognized currency conversion benefit (expense) of $2.5 million in the first nine months and $0.5 million in the third quarter of 2011, compared to $(1.5) million in the first nine months and $1.2 million in the third quarter of 2010. The first nine months of 2010 included $3.0 million of direct costs incurred in the first quarter to terminate a derivative contract.
For the first nine months of 2011, 67% of our other operating expense related to compensation and benefits of our employees. We had 1,869 employees at September 30, 2011 compared to 1,878 a year earlier. Other operating expense included year-to-date stock-based compensation expense of $10.4 million in 2011 and $9.9 million in 2010. At September 30, 2011, there was approximately $26.8 million of total unrecognized compensation expense related to unvested options and restricted stock awards and units that is expected to be recognized over a weighted-average period of 3.6 years.
Interest Expense
Interest expense on debt and short-term borrowings was $16.6 million and $15.9 million in the first nine months of 2011 and 2010, respectively, and $5.6 million and $5.3 million in the third quarter of 2011 and 2010, respectively, primarily related to our fixed rate Senior Notes. The increase in 2011 related to $195.0 million of borrowings on our Revolving Loan Facility.
Income Tax Expense
Our effective income tax rate was 27.1% for the first nine months of 2011, compared to 30.2% for the first nine months of 2010. The lower effective rate in 2011 related to the increased benefit from tax-exempt investment income relative to a lower pretax income base.
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
U.S. Property & Casualty Segment
The following tables summarize the operations of the U.S. Property & Casualty segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$245,121	$258,427	$85,946	$84,802
Other revenue	16,556	24,128	6,890	5,033

Segment revenue	261,677	282,555	92,836	89,835

Loss and loss adjustment expense, net	148,783	164,684	56,355	61,883
Other expense	82,202	75,890	26,627	21,289

Segment expense	230,985	240,574	82,982	83,172

Segment pretax earnings	$30,692	$41,981	$9,854	$6,663

Net loss ratio	60.7%	63.7%	65.6%	73.0%
Expense ratio	31.4	26.9	28.7	23.7

Combined ratio	92.1%	90.6%	94.3%	96.7%

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Aviation	$83,879	$87,248	$29,279	$28,950
E&O	56,354	74,079	17,997	23,013
Public Risk	36,523	34,526	13,344	11,600
Other	68,365	62,574	25,326	21,239

Total net earned premium	$245,121	$258,427	$85,946	$84,802

Aviation	64.9%	62.7%	67.1%	69.7%
E&O	73.7	84.9	108.6	133.8
Public Risk	84.5	58.8	115.1	37.3
Other	32.1	42.8	7.1	31.1

Total net loss ratio	60.7%	63.7%	65.6%	73.0%

Aviation	$116,933	$121,600	$37,877	$44,692
E&O	52,961	63,316	15,963	19,018
Public Risk	55,724	50,397	21,426	15,706
Other	184,115	179,826	68,956	66,594

Total gross written premium	$409,733	$415,139	$144,222	$146,010

Aviation	$88,786	$84,097	$29,701	$30,347
E&O	52,035	63,256	15,449	19,019
Public Risk	43,926	36,635	17,530	12,985
Other	88,465	63,729	30,096	21,899

Total net written premium	$273,212	$247,717	$92,776	$84,250

Our U.S. Property & Casualty segment 2011 pretax earnings declined year-over-year, primarily due to lower net earned premium, higher operating expenses, and the effect of a $5.0 million gain in 2010 related to termination of a derivative contract. The impact of these items was partially offset by favorable loss development in 2011, compared to adverse development in 2010. The 2011 pretax earnings increased quarter-to-quarter, primarily due to a similar trend in loss development.
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
The segment’s lower net loss ratios in 2011, compared to 2010, primarily reflect the change in loss development year-over-year. The segment had favorable development of $4.6 million in the first nine months of 2011, compared to adverse development of $9.8 million in the same period of 2010. The third quarter development was a favorable $7.2 million in 2011 and an adverse $4.4 million in 2010. Both years experienced adverse development in our E&O and employment practices liability (included in Other) lines of business. In addition, 2011 experienced offsetting favorable development in our disability, contingency and other lines of business (included in Other). Our Public Risk product line incurred $5.0 million of catastrophe losses in the third quarter of 2011.
The segment’s expense ratios were higher year-over-year, primarily due to higher compensation costs and lower segment revenue in 2011 compared to 2010. During 2010, we terminated our interest in a derivative contract, which generated $5.0 million of pretax earnings. We recognized a gain of $8.0 million, which was included in other revenue, and incurred reinsurance and other direct costs of $3.0 million, which were included in other expense.

Professional Liability Segment
The following tables summarize the operations of the Professional Liability segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$307,240	$321,849	$104,066	$103,696
Other revenue	358	458	109	20

Segment revenue	307,598	322,307	104,175	103,716

Loss and loss adjustment expense, net	257,632	196,154	119,617	63,212
Other expense	40,055	57,171	6,023	18,866

Segment expense	297,687	253,325	125,640	82,078

Segment pretax earnings (loss)	$9,911	$68,982	$(21,465)	$21,638

Net loss ratio	83.9%	60.9%	114.9%	61.0%
Expense ratio	13.0	17.7	5.8	18.2

Combined ratio	96.9%	78.6%	120.7%	79.2%

U.S. D&O	$270,408	$285,100	$90,154	$92,721
International D&O	36,832	36,749	13,912	10,975

Total net earned premium	$307,240	$321,849	$104,066	$103,696

U.S. D&O	96.6%	61.0%	151.3%	61.0%
International D&O	(10.0)	60.5	(120.8)	60.3

Total net loss ratio	83.9%	60.9%	114.9%	61.0%

U.S. D&O	$312,881	$344,510	$112,220	$124,366
International D&O	80,022	69,926	18,411	20,554

Total gross written premium	$392,903	$414,436	$130,631	$144,920

U.S. D&O	$239,894	$249,882	$86,202	$90,871
International D&O	47,600	28,074	10,644	8,260

Total net written premium	$287,494	$277,956	$96,846	$99,131

Our Professional Liability segment earnings declined in 2011, compared to 2010, due to adverse loss development, partially offset by increased income related to profit commissions due from reinsurers. The segment’s gross written premium decreased in 2011 because we wrote less D&O business in the United States due to competition. Net written premium as a percentage of gross written premium was higher in 2011 due to a change in our reinsurance programs.
The segment had adverse loss development of $48.1 million and $31.2 million for the first nine months and third quarter of 2011, respectively, compared to $2.2 million and none in the same periods of 2010. The 2011 development relates to the diversified financial products line of business (included in U.S. D&O), which provides coverage for private equity partnerships, hedge funds and investment managers.

In the third quarter of 2011, this line of business recorded $87.4 million of adverse development, as well as $27.3 million of additional losses due to the increase in its 2011 accident year loss ratio. This adverse development resulted primarily from revised assumptions in the quarter with regards to the frequency and severity of claims in the 2009 — 2011 accident years. For year-to-date 2011, the diversified financial products line of business had $104.2 million of adverse development.
Our U.S. D&O and International D&O lines of business had favorable development of $32.1 million and $24.1 million, respectively, in the third quarter of 2011, which partially offset the adverse development described above. The favorable development related to lower than expected reported loss development in accident years 2002 — 2005. The higher 2011 loss ratios for U.S. D&O, shown above, include the impact of the adverse development for the diversified financial products line of business, partially offset by the favorable development for the U.S. D&O line of business. The negative 2011 loss ratios for International D&O reflect the favorable development on that line of business.
The segment’s lower expense ratios in 2011 primarily relate to prior years’ profit commissions due from reinsurers, recorded by the U.S. D&O and International D&O lines of business in the third quarter of 2011. The profit commissions, which offset the segment’s other expense, reduced the 2011 year-to-date and third quarter expense ratios by 4.3 percentage points and 12.5 percentage points, respectively.
Accident & Health Segment
The following tables summarize the operations of the Accident & Health segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$603,656	$567,739	$202,999	$193,252
Other revenue	3,471	2,830	1,277	1,113

Segment revenue	607,127	570,569	204,276	194,365

Loss and loss adjustment expense, net	438,883	412,438	147,278	138,869
Other expense	92,882	89,967	30,887	30,908

Segment expense	531,765	502,405	178,165	169,777

Segment pretax earnings	$75,362	$68,164	$26,111	$24,588

Net loss ratio	72.7%	72.6%	72.6%	71.9%
Expense ratio	15.3	15.8	15.1	15.9

Combined ratio	88.0%	88.4%	87.7%	87.8%

Medical Stop-loss	$527,255	$488,256	$176,199	$164,698
Other	76,401	79,483	26,800	28,554

Total net earned premium	$603,656	$567,739	$202,999	$193,252

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Medical Stop-loss	74.2%	74.0%	74.5%	74.1%
Other	62.6	64.4	59.8	59.1

Total net loss ratio	72.7%	72.6%	72.6%	71.9%

Medical Stop-loss	$527,401	$488,256	$176,247	$164,698
Other	73,183	79,529	26,514	29,679

Total gross written premium	$600,584	$567,785	$202,761	$194,377

Medical Stop-loss	$527,255	$488,256	$176,199	$164,698
Other	72,888	79,264	26,444	29,603

Total net written premium	$600,143	$567,520	$202,643	$194,301

Our Accident & Health segment pretax earnings increased 11% in 2011, primarily due to higher medical stop-loss premium from rate increases and writing new business. The segment had adverse loss development of $2.5 million in the first nine months of 2011 and $2.6 million in the same period of 2010. The adverse development primarily related to our short-term medical insurance and HMO reinsurance lines of business (both included in Other).
U.S. Surety & Credit Segment
The following tables summarize the operations of the U.S. Surety & Credit segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$153,309	$148,427	$51,906	$49,807
Other revenue	955	455	254	127

Segment revenue	154,264	148,882	52,160	49,934

Loss and loss adjustment expense, net	42,351	38,157	12,664	10,296
Other expense	82,909	81,699	27,657	28,007

Segment expense	125,260	119,856	40,321	38,303

Segment pretax earnings	$29,004	$29,026	$11,839	$11,631

Net loss ratio	27.6%	25.7%	24.4%	20.7%
Expense ratio	53.7	54.9	53.0	56.1

Combined ratio	81.3%	80.6%	77.4%	76.8%

Surety	$121,093	$119,325	$40,284	$39,777
Credit	32,216	29,102	11,622	10,030

Total net earned premium	$153,309	$148,427	$51,906	$49,807

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Surety	25.2%	22.2%	25.1%	15.9%
Credit	36.6	40.3	21.8	39.4

Total net loss ratio	27.6%	25.7%	24.4%	20.7%

Surety	$127,219	$132,137	$40,257	$43,437
Credit	42,149	41,005	15,158	12,535

Total gross written premium	$169,368	$173,142	$55,415	$55,972

Surety	$119,780	$127,348	$37,037	$42,038
Credit	35,981	32,278	13,623	10,029

Total net written premium	$155,761	$159,626	$50,660	$52,067

Our U.S. Surety & Credit segment pretax earnings were flat year-over-year. The segment had favorable loss development of $2.8 million and $7.9 million in the first nine months of 2011 and 2010, respectively, and $2.8 million and $3.7 million in the third quarter of 2011 and 2010, respectively. The 2011 favorable development related to lower than expected reported loss development in our Credit product line. The 2010 development related to revised loss estimates for both our Surety and Credit product lines.
International Segment
The following tables summarize the operations of the International segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$267,458	$234,471	$99,294	$84,539
Other revenue	2,791	6,177	889	1,466

Segment revenue	270,249	240,648	100,183	86,005

Loss and loss adjustment expense, net	175,635	107,601	45,242	23,227
Other expense	99,754	89,559	35,734	29,654

Segment expense	275,389	197,160	80,976	52,881

Segment pretax income (loss)	$(5,140)	$43,488	$19,207	$33,124

Net loss ratio	65.7%	45.9%	45.6%	27.5%
Expense ratio	36.9	37.2	35.7	34.5

Combined ratio	102.6%	83.1%	81.3%	62.0%

Energy	$47,369	$39,566	$18,686	$12,777
Property Treaty	64,528	32,533	26,563	16,924
Liability	60,181	60,478	20,283	19,929
Surety & Credit	56,009	53,800	19,952	17,916
Other	39,371	48,094	13,810	16,993

Total net earned premium	$267,458	$234,471	$99,294	$84,539

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Energy	52.5%	25.4%	41.2%	3.3%
Property Treaty	95.9	47.0	85.2	(5.2)
Liability	18.1	55.4	(47.1)	55.9
Surety & Credit	40.9	38.1	40.2	37.5
Other	140.0	58.8	119.0	34.3

Total net loss ratio	65.7%	45.9%	45.6%	27.5%

Energy	$113,410	$97,053	$17,029	$16,731
Property Treaty	124,750	71,404	20,635	16,309
Liability	68,713	68,501	20,642	19,464
Surety & Credit	65,853	57,019	18,664	16,774
Other	74,629	87,998	18,804	29,919

Total gross written premium	$447,355	$381,975	$95,774	$99,197

Energy	$68,329	$51,716	$5,432	$4,251
Property Treaty	100,139	61,994	14,013	12,948
Liability	63,248	63,410	18,815	17,663
Surety & Credit	62,155	51,278	18,689	14,605
Other	50,415	57,365	12,415	15,177

Total net written premium	$344,286	$285,763	$69,364	$64,644

Our International segment’s pretax earnings were impacted by losses from world-wide catastrophic events in 2011 and 2010. We experienced catastrophe losses primarily from the Japan earthquake and tsunami, New Zealand earthquakes, the United States tornados and Hurricane Irene, and the Denmark storms in 2011 and the Chile earthquake in 2010. The catastrophic events impacted our energy and property treaty product lines, as well as our property (direct and facultative) and accident and health lines of business (both included in Other). We reinsured a portion of our exposure to these catastrophic events and incurred net reinstatement premium for continued reinsurance coverage, which reduced the segment’s 2011 net written and net earned premium. The following table summarizes the segment’s catastrophe losses, as well as the impact on key metrics in 2011 and 2010:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Loss and loss adjustment expense (benefit), after reinsurance	$87,672	$15,588	$27,000	$(5,000)
Reinstatement premium, net	14,008	—	2,400	—

Total net catastrophe losses (benefit)	$101,680	$15,588	$29,400	$(5,000)

Impact of net catastrophe losses (benefit):
Net loss ratio (in percentage points)	34.4%	6.7%	27.7%	(5.9)%
Expense ratio (in percentage points)	1.8	—	0.9	—

Combined ratio	36.2%	6.7%	28.6%	(5.9)%

The increase in gross written, net written and net earned premium year-over-year principally related to our new property treaty business, which we began to write in late 2009. In 2011, we wrote more energy business due to industry rate increases and expansion of our wind storm aggregates and retained a higher percentage of this business. Written and earned premium in our international Surety & Credit and Other product lines fluctuated year-over-year due to changes in market rate pricing and our reinsurance programs. Other revenue in 2010 included third party revenue earned by our reinsurance broker, which we sold in late 2009.

The segment had $20.6 million and $21.3 million of favorable loss development in the first nine months of 2011 and 2010 respectively, and $8.4 million and $1.7 million of favorable development in the same period of 2010. The 2011 development included $18.9 million of favorable development for our U.K. professional liability line of business (included in Liability). This business experienced lower than expected reported loss development for accident years 2004 — 2010, with approximately half of the favorable development in accident year 2009. The 2011 and 2010 year-to-date development included $5.5 million and $9.1 million, respectively, of favorable development related to prior years’ catastrophe losses.
The Liability net loss ratios reflect the 2011 favorable development. The Energy, Property Treaty and Other net loss ratios reflect the catastrophe losses in the first nine months of 2011 and 2010, as well as the favorable development related to prior years’ catastrophe losses.
The segment’s expense ratio was lower for the first nine months of 2011, primarily due to higher segment revenue in 2011 compared to 2010, as well as currency conversion expense in 2010.
Investing Segment
We invest substantially all of our funds in highly-rated fixed income securities, the majority of which are designated as available for sale securities. We held $5.8 billion of fixed income securities at September 30, 2011, compared to $5.2 billion at December 31, 2010. At September 30, 2011, 99% of our fixed income securities were investment grade, of which 81% were rated AAA or AA. The average rating of our fixed income securities portfolio was AA at September 30, 2011, compared to AA+ at June 30, 2011. The decline in the average rating was a direct result of Standard & Poor’s Corporation’s downgrade of the U.S. government debt rating in August 2011. The average long-term tax equivalent yield of our fixed income securities portfolio was 4.8% on September 30, 2011. The portfolio has a weighted-average life of 7.7 years and a weighted-average duration of 5.2 years.
The following tables summarize the investment results and key metrics related to our Investing segment.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Fixed income securities	$158,941	$150,001	$54,896	$50,921
Short-term investments	420	631	99	271
Other investments	2,992	3,053	962	1,011
Net realized investment gain	3,169	7,897	2,674	1,057
Other-than-temporary impairment credit losses	(3,479)	(300)	—	(300)
Investment expense	(3,571)	(3,082)	(1,192)	(1,066)

Segment pretax earnings	$158,472	$158,200	$57,439	$51,894

Average investments, at cost	$5,646,500	$5,334,463	$5,701,695	$5,350,244
Average long-term yield *	4.0%	4.1%	4.0%	4.1%
Average long-term tax equivalent yield *	4.8%	4.9%	4.8%	4.9%
Average combined tax equivalent yield *	4.6%	4.5%	4.7%	4.6%
Weighted-average life of fixed income securities	7.7 years	6.7 years
Weighted-average duration of fixed income securities	5.2 years	4.6 years
Weighted-average combined duration	5.0 years	4.4 years
Average rating of fixed income securities	AA	AA+

*	Excluding realized and unrealized gains and losses.

The ratings of our fixed income securities at September 30, 2011 were as follows:

	Available for sale		Held to maturity
	at fair value		at amortized cost
	Amount	%	Amount	%
AAA	$849,992	15%	$53,195	31%
AA	3,754,273	66	35,421	21
A	838,381	15	78,717	47
BBB	181,819	3	1,281	1
BB and below	26,724	1	—	—

Total fixed income securities	$5,651,189	100%	$168,614	100%

This table summarizes our investments by type, substantially all of which were reported at fair value, at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
U.S. government and government agency securities	$300,342	5%	$337,260	6%
Fixed income securities of states, municipalities and political subdivisions	1,079,859	18	1,082,057	19
Special purpose revenue bonds of states, municipalities and political subdivisions	1,815,959	30	1,628,059	29
Corporate fixed income securities	926,621	15	683,690	12
Residential mortgage-backed securities	1,111,321	18	995,108	17
Commercial mortgage-backed securities	249,051	4	145,228	3
Asset-backed securities	34,617	1	12,566	—
Foreign government securities	302,033	5	309,140	5
Short-term investments	197,986	3	488,002	9
Other investments	34,297	1	5,985	—

Total investments	$6,052,086	100%	$5,687,095	100%

Our total investments increased $365.0 million in 2011, principally from operating cash flow and a $160.2 million increase in the net unrealized gain at September 30, 2011 compared to December 31, 2010. In the past twelve months, we substantially reduced our short-term investments, and re-invested the funds in long-term fixed income securities, in order to maximize our investment return.
The methodologies used to determine the fair value of our investments are described in Note 2, “Fair Value Measurements”, to the Consolidated Financial Statements. At September 30, 2011, the net unrealized gain on our available for sale fixed income securities portfolio was $294.9 million, compared to $194.0 million at June 30, 2011 and $134.6 million at December 31, 2010. The change in the net unrealized gain or loss, net of the related income tax effect, is recorded in other comprehensive income. Our general policy has been to hold our available for sale fixed income securities through periods of fluctuating interest rates.
A security has an impairment loss when its fair value is less than its cost or amortized cost at the balance sheet date. The gross unrealized losses of individual securities within our available for sale fixed income securities was $16.7 million at September 30, 2011 and $35.6 million at December 31, 2010. We evaluate the securities in our fixed income securities portfolio for possible other-than-temporary impairment losses at each quarter end. We recognized $3.5 million of other-than-temporary impairment credit losses in the first nine months of 2011, and $0.3 million in the same period of 2010. For additional disclosures about these credit losses and a description of the accounting polices and procedures that we use to determine our other-than-temporary impairment losses, see Note 3, “Investments” to the Consolidated Financial Statements and “Critical Accounting Policies — Other-than-temporary Impairments in Investments” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2010.

At September 30, 2011, we held $1.8 billion of special purpose revenue bonds, as well as $1.1 billion of general obligation bonds, which are issued by states, municipalities and political subdivisions and collectively referred to, in the investment market, as municipal bonds. The overall rating of our municipal bonds was AA+ at September 30, 2011. Within our municipal bond portfolio, we held $226.1 million of pre-refunded bonds, which are supported by U.S. government debt obligations. Our special purpose revenue bonds are secured by revenue sources specific to each security. At September 30, 2011, the percentages of our special purpose revenue bond portfolio supported by these major revenue sources were as follows: 1) water and sewer — 24%, 2) education — 21%, 3) transportation — 19% and pre-refunded bonds — 6%.
Many of our special purpose revenue bonds are insured by mono-line insurance companies or supported by credit enhancement programs of various states and municipalities. We view bond insurance as credit enhancement and not credit substitution. We base our investment decision on the strength of the issuer. A credit review is performed on each issuer and on the sustainability of the revenue source before we acquire a special purpose revenue bond and periodically, on an ongoing basis, thereafter. The underlying average credit rating of our special purpose revenue bond issuers, excluding any bond insurance, was AA at September 30, 2011. Although recent economic conditions in the United States may reduce the sources of revenue to support certain of these securities, the majority are supported by revenue from essential sources, as indicated above, which we believe generate a stable source of revenue.
At September 30, 2011, we held a commercial MBS securities portfolio with a fair value of $249.1 million, an average rating of AA+ and an average loan-to-value ratio of 70%. We owned no collateralized debt obligations (CDOs) or collateralized loan obligations (CLOs), and we are not counterparty to any credit default swap transactions.
At September 30, 2011, we held $168.6 million of fixed income securities that we designated as held to maturity. We maintain these securities, which are denominated in currencies other than the functional currency of the investing subsidiary, to hedge the currency conversion risk associated with insurance claims that we will pay in these same currencies. Effective in 2011, we discontinued designating new investment purchases as held to maturity securities and plan to designate future investment purchases as available for sale securities. Any unrealized currency conversion gains and losses on available for sale securities must be recorded in other comprehensive income within shareholders’ equity, rather than in net earnings. The pretax income statement benefit related to this change in our investment management philosophy approximated $2.5 million in the first nine months of 2011. This change will create greater volatility in our currency conversion benefit or expense in future periods. All currency conversion benefit or expense, except for the conversion gains and losses on available for sale securities, is recorded in Corporate & Other beginning in 2011.
Realized gains and losses from sales of securities are usually minimal, unless we sell securities for investee credit-related reasons, or because we can reinvest the proceeds at a higher effective yield. We recognized $3.2 million of net realized investment gains in the first nine months of 2011, compared to $7.9 million of net gain in the same period of 2010.
Corporate & Other
The following table summarizes Corporate & Other activity.

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Net earned premium	$203	$1,225	$45	$70
Other revenue	(506)	987	(590)	129

Total revenue	(303)	2,212	(545)	199

Loss and loss adjustment expense	(1,044)	3,611	(784)	(349)
Other expense — Exited Lines	3,285	3,124	1,183	1,049
Other expense — Corporate	37,000	35,152	13,802	11,909
Interest expense	16,181	15,376	5,447	5,116

Total expense	55,422	57,263	19,648	17,725

Pretax loss	$(55,725)	$(55,051)	$(20,193)	$(17,526)

Our Corporate expenses not allocable to the segments increased $1.8 million year-over-year, primarily due to higher information technology costs related to implementation of a new company-wide financial reporting system and higher employee benefit costs, partially offset by a $2.5 million currency conversion benefit in the first nine months of 2011. Interest expense increased due to accelerated recognition of capitalized debt issuance costs in the first quarter of 2011 related to our previous Revolving Loan Facility, which we replaced in March 2011 (see further discussion below).
Liquidity and Capital Resources
Credit market disruptions in recent years have resulted in a tightening of available sources of credit and significant liquidity concerns for many companies. We believe we have sufficient sources of liquidity at a reasonable cost at the present time, based on the following:
•	We held $291.1 million of unrestricted cash and liquid short-term investments at September 30, 2011.

•	Our available for sale bond portfolio, of which $113.3 million was held directly by the parent company, had a fair value of $5.7 billion at September 30, 2011, compared to $5.0 billion at December 31, 2010. We intend to hold these securities until their maturity, but we would be able to sell securities to generate cash if the need arises.

•	In March 2011, we replaced our $575.0 million Revolving Loan Facility with a four-year $600.0 million Revolving Loan Facility that matures on March 8, 2015, of which $392.2 million of borrowing capacity remained at September 30, 2011.

•	Our long-term debt consists of $300.0 million principal amount of unsecured 6.30% Senior Notes due November 15, 2019. Our debt to total capital ratio was 13.1% at September 30, 2011 and 8.3% December 31, 2010, with the increase related to our borrowings under the Revolving Loan Facility.

•	We have a $90.0 million Standby Letter of Credit Facility that expires on December 31, 2014, which is used to guarantee our performance in two Lloyd’s of London syndicates.

•	Our domestic insurance subsidiaries have the ability to pay $183.6 million in dividends to the parent company in the fourth quarter of 2011 without obtaining special permission from state regulatory authorities. Our underwriting agencies have no restrictions on the amount of dividends that can be paid. HCC can utilize these dividends for any purpose, including to pay down debt, pay dividends to shareholders, fund acquisitions, purchase our common stock and pay operating expenses.

•	We have a “Universal Shelf” registration statement that provides for the issuance of an aggregate of $1.0 billion of securities, of which we have $700.0 million of remaining capacity. These securities may be debt securities, equity securities, or a combination thereof. The shelf registration statement provides us the means to access the debt and equity markets relatively quickly, if we are satisfied with the current pricing in the financial market.
Capital Management
Revolving Loan Facility
On March 8, 2011, we entered into a new agreement for a four-year $600.0 million Revolving Loan Facility (Facility). The Facility replaced our $575.0 million Revolving Loan Facility, which was due to expire on December 19, 2011. The Facility allows us to borrow up to the maximum allowed on a revolving basis until the Facility expires on March 8, 2015. As of September 30, 2011, we had borrowed $195.0 million under the Facility, primarily to fund repurchases of our common stock. The borrowing rate is LIBOR plus 137.5 basis points, subject to increase or decrease based on changes in our debt rating. The contractual interest rate on borrowings under the Facility at September 30, 2011 was 1.63%. In addition, we pay a commitment fee of 20 basis points. Letters of credit issued under the Facility further reduced our available borrowing capacity on the remaining Facility to $392.2 million at September 30, 2011. The Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at September 30, 2011.

Senior Notes
In 2009, we issued $300.0 million of 6.30% Senior Notes due 2019. The Senior Notes were priced at a discount of $1.5 million, for an effective interest rate of 6.37%. We pay interest semi-annually in arrears on May 15 and November 15 of each year. The Senior Notes may be redeemed in whole at any time or in part from time to time, at our option, at the redemption price determined in the manner described in the indenture governing the Senior Notes. The indenture contains restrictive covenants that impose conditions on our ability to create liens on any capital stock of our restricted subsidiaries (as defined in the indenture) or to engage in sales of the capital stock of our restricted subsidiaries. We were in compliance with the requirements of these covenants at September 30, 2011.
Standby Letter of Credit Facility
In 2010, we entered into a $90.0 million Standby Letter of Credit Facility (Standby Facility) that is used to guarantee our performance in two Lloyds’s of London syndicates. The Standby Facility expires on December 31, 2014. We pay an annual fee of 90 basis points. The Standby Facility contains restrictive financial covenants that require HCC to maintain a minimum consolidated net worth (excluding accumulated other comprehensive income) and a leverage ratio of less than or equal to 35%. We were in compliance with these covenants at September 30, 2011.
Share Repurchases
On March 10, 2011, the Board approved the purchase of up to $300.0 million of our common stock. This plan was exhausted in September and, on September 23, 2011, the Board approved purchases of an additional $300.0 million (the Plan). Purchases may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases under the Plan will be made opportunistically from time-to-time, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion. In the third quarter of 2011, we purchased $106.2 million, or 3.8 million shares, at an average cost of $27.73 per share, of which $7.8 million, or 0.3 million shares, were purchased under the Plan. We purchased $307.8 million, or 10.2 million shares, at an average cost of $30.25 in the first nine months of 2011.
Earnouts
We acquired HCC Global Financial Products (HCC Global), which underwrites our U.S. and International directors’ and officers’ liability business, in 2002. The purchase agreement, as amended, includes a contingency for future earnout payments. The earnout is based on HCC Global’s pretax earnings from the acquisition date through September 30, 2007, with no maximum amount due to the former owners. When conditions specified under the purchase agreement are met, we record a net amount owed to or due from the former owners based on our estimate, at that point in time, of how claims will ultimately be settled. This net amount will fluctuate in the future, and the ultimate total net earnout payments cannot be finally determined until all claims are settled or paid. In March 2011, certain amendments were made to the purchase agreement, which resulted in an adjustment to our estimate of the ultimate amounts to be settled under the agreement. As a result, we increased goodwill by $20.0 million as of March 31, 2011. In September, 2011, we increased goodwill by $31.3 million for additional earnout earned and accrued in the quarter related to favorable loss development in the U.S. D&O and International D&O lines of business.
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

We generated cash from operations of $288.0 million and $314.6 million in the first nine months of 2011 and 2010, respectively. The components of our net operating cash flows are summarized in the following table.

	Nine months ended September 30,
	2011	2010
Net earnings	$176,905	$247,797
Change in premium, claims and other receivables, net of reinsurance, premium and claims payables and excluding restricted cash	(110,979)	(24,539)
Change in unearned premium, net	72,132	15,103
Change in loss and loss adjustment expense payable, net of reinsurance recoverables	139,536	44,355
(Gain) loss on investments	310	(8,086)
Other, net	10,055	40,001

Cash provided by operating activities	$287,959	$314,631

Cash provided by operating activities was lower in 2011 than in 2010 primarily due to higher claims payments, activity related to surety collateral funds, and inward commutations completed in 2011. We paid $26.5 million more claims in 2011 compared to 2010, of which $20.2 million related to the 2011 catastrophic events, and had a $4.2 million net outflow of surety collateral funds. In 2011, we also paid $37.8 million to commute certain loss reserves in our Exited lines, which reduced our 2011 operating cash flow.
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
Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2011.
(b) Changes in Internal Control over Financial Reporting
During the third quarter of 2011, we identified no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
We are a party to lawsuits, arbitrations and other proceedings that arise in the normal course of our business. Many of such lawsuits, arbitrations and other proceedings involve claims under policies that we underwrite as an insurer or reinsurer, the liabilities for which, we believe, have been adequately included in our loss reserves. Also, from time to time, we are a party to lawsuits, arbitrations and other proceedings that relate to disputes with third parties, or that involve alleged errors and omissions on the part of our subsidiaries. We have provided accruals for these items to the extent we deem the losses probable and reasonably estimable. Although the ultimate outcome of these matters cannot be determined at this time, based on present information, the availability of insurance coverage and advice received from our outside legal counsel, we believe the resolution of any such matters will not, individually or in the aggregate, have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Item 1A. Risk Factors
There have been no material changes in the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 23, 2011, the Board approved the purchase of up to an aggregate of $300.0 million of our common stock (the Plan). This new authorization follows the completion of a $300.0 million share repurchase program approved on March 10, 2011. Purchases under the Plan may be made in the open market or in privately negotiated transactions from time-to-time in compliance with applicable laws, rules and regulations, including Rule 10b-18 under the Securities Exchange Act of 1934, as amended. Purchases will be made opportunistically from time to, subject to market and business conditions, the level of cash generated from our operations, cash required for acquisitions, our debt covenant compliance, and other relevant factors. The Plan does not obligate us to purchase any particular number of shares, has no expiration date, and may be suspended or discontinued at any time at the Board’s discretion.
During the third quarter of 2011, we purchased our common stock, as follows:

			Total number of shares	Approximate dollar
			purchased as part of	value of shares that may
	Total number of	Average price	publicly announced	yet be purchased under
Period	shares purchased	paid per share	plans or programs	the plans or programs
March 2011 Plan
July 1 - July 31, 2011	314,379	$30.96	314,379	$88,619,230
August 1 - August 31, 2011	3,227,237	$27.46	3,227,237	$36
September 1 - September 30, 2011	—	—	—	—

September 2011 Plan
September 1 - September 30, 2011	287,711	$27.23	287,711	$292,166,062
Item 3. Defaults Upon Senior Securities
None.
Item 4. [Removed and Reserved]
Item 5. Other Information
None.

Item 6. Exhibits
a. Exhibits
3.1	Restated Certificate of Incorporation and Certificate of Amendment of Certificate of Incorporation of HCC Insurance Holdings, Inc., filed with the Secretary of State of Delaware on July 23, 1996 and May 21, 1998, respectively (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (Registration No. 333-61687) filed on August 17, 1998).

3.2	Amended and Restated Bylaws of HCC Insurance Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 3, 2008).

4.1	Indenture, dated August 23, 2001, between HCC Insurance Holdings, Inc. and First Union National Bank related to Debt Securities (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 24, 2001).

4.2	Form of Fourth Supplemental Indenture, dated November 16, 2009, between HCC Insurance Holdings, Inc. and U.S. Bank National Association related to the 6.30% Senior Notes due 2019 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 13, 2009).

10.1	Separation Agreement, dated September 13, 2011, between HCC Insurance Holdings, Inc. and W. Tobin Whamond (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2011).

10.2	First Amendment to Loan Agreement, dated September 22, 2011, among HCC Insurance Holdings, Inc., Wells Fargo Bank, National Association, as Administrative Agent, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, JPMorgan Chase Bank, N.A. and The Royal Bank of Scotland PLC, as Co-Documentation Agents, and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 28, 2011).

12	Statement of Ratios

31.1	Certification by Chief Executive Officer.

31.2	Certification by Chief Financial Officer.

32	Certification with Respect to Quarterly Report.

101	The following financial statements from our Quarterly Report on Form 10-Q for the quarter ended Septmeber 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statement of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HCC Insurance Holdings, Inc.
(Registrant)

November 7, 2011	/s/ John N. Molbeck, Jr.
(Date)	John N. Molbeck, Jr.,
Chief Executive Officer

November 7, 2011	/s/ Pamela J. Penny
(Date)	Pamela J. Penny, Executive Vice President
and Chief Accounting Officer